Form 10-Q
period 2015-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2015-07-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 22, 2015, there were outstanding 414,845,448 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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
They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2014 Form 10-K Annual Report, and those identified from time to time in our other filings with the Securities and Exchange Commission. These important risks and uncertainties include:

•
challenges related to the Company’s current operating environment, including global political, economic and market conditions, and the effect of financial market disruptions, economic downturns or other potentially adverse macroeconomic developments on the attractiveness of our products, the returns in our investment portfolios and the hedging costs associated with our runoff annuity block;

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

•
the risks, challenges and uncertainties associated with our capital management plan, including as a result of changes in our financial position and earnings, share price, capital position, legal restrictions, other investment opportunities, and other factors;

•	the risks, challenges and uncertainties associated with our expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	the Company’s ability to market, distribute and provide investment advisory services in relation to our products through current and future distribution channels and advisory firms;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014 and the statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 27, 2015

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2015	2014	2015	2014
	(Unaudited)
Revenues
Earned premiums	$3,391	$3,319	$6,713	$6,621
Fee income	469	502	928	998
Net investment income	796	768	1,605	1,592
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(13)	(8)	(25)	(31)
OTTI losses recognized in other comprehensive income (“OCI”)	2	1	2	2
Net OTTI losses recognized in earnings	(11)	(7)	(23)	(29)
Other net realized capital gains (losses)	20	3	37	(10)
Total net realized capital gains (losses)	9	(4)	14	(39)
Other revenues	20	31	42	56
Total revenues	4,685	4,616	9,302	9,228
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,812	3,023	5,375	5,599
Amortization of deferred policy acquisition costs ("DAC")	391	372	778	768
Insurance operating costs and other expenses	910	977	1,858	1,913
Loss on extinguishment of debt	21	—	21	—
Reinsurance gain on dispositions	(8)	—	(8)	—
Interest expense	89	94	183	189
Total benefits, losses and expenses	4,215	4,466	8,207	8,469
Income from continuing operations before income taxes	470	150	1,095	759
Income tax expense	57	—	215	143
Income from continuing operations, net of tax	413	150	880	616
Loss from discontinued operations, net of tax	—	(617)	—	(588)
Net income (loss)	$413	$(467)	$880	$28
Income from continuing operations, net of tax, per common share
Basic	$0.99	$0.33	$2.09	$1.37
Diluted	$0.96	$0.32	$2.04	$1.30
Net income (loss) per common share
Basic	$0.99	$(1.04)	$2.09	$0.06
Diluted	$0.96	$(1.00)	$2.04	$0.06
Cash dividends declared per common share	$0.18	$0.15	$0.36	$0.30
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
	(Unaudited)
Comprehensive Income
Net income (loss)	$413	$(467)	$880	$28
Other comprehensive income (loss):
Change in net unrealized gain on securities	(921)	569	(713)	1,268
Change in OTTI losses recognized in other comprehensive income	1	3	(2)	5
Change in net gain on cash flow hedging instruments	(55)	20	(28)	33
Change in foreign currency translation adjustments	4	(95)	(16)	(78)
Change in pension and other postretirement plan adjustments	9	6	19	13
Total other comprehensive income (loss)	(962)	503	(740)	1,241
Total comprehensive income (loss)	$(549)	$36	$140	$1,269
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $56,339 and $55,362)	$59,128	$59,384
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $191 and $218)	553	488
Equity securities, available-for-sale, at fair value (cost of $825 and $1,027) (includes equity securities, at fair value using the fair value option, of $0 and $348)	856	1,047
Mortgage loans (net of allowances for loan losses of $21 and $18)	5,693	5,556
Policy loans, at outstanding balance	1,439	1,431
Limited partnerships and other alternative investments (includes variable interest entity assets of $2 and $3)	3,033	2,942
Other investments	460	547
Short-term investments (includes variable interest entity assets, at fair value, of $7 and $16)	3,278	4,883
Total investments	74,440	76,278
Cash (includes variable interest entity assets, at fair value, of $10 and $9)	493	399
Premiums receivable and agents’ balances, net	3,588	3,429
Reinsurance recoverables, net	22,891	22,920
Deferred policy acquisition costs	1,786	1,823
Deferred income taxes, net	3,056	2,897
Goodwill	498	498
Property and equipment, net	874	831
Other assets	1,905	1,236
Separate account assets	131,489	134,702
Total assets	$241,020	$245,013
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,500	$41,444
Other policyholder funds and benefits payable	31,871	32,532
Unearned premiums	5,463	5,255
Short-term debt	167	456
Long-term debt	5,358	5,653
Other liabilities (includes variable interest entity liabilities of $5 and $6)	6,945	6,251
Separate account liabilities	131,489	134,702
Total liabilities	222,793	226,293
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 490,923,222 shares issued	5	5
Additional paid-in capital	8,983	9,123
Retained earnings	11,921	11,191
Treasury stock, at cost — 74,578,676 and 66,507,690 shares	(2,870)	(2,527)
Accumulated other comprehensive income, net of tax	188	928
Total stockholders’ equity	18,227	18,720
Total liabilities and stockholders’ equity	$241,020	$245,013
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Six Months Ended June 30,
(In millions, except for share data)	2015	2014
	(Unaudited)
Common Stock	$5	$5
Additional Paid-in Capital, beginning of period	9,123	9,894
Issuance of shares under incentive and stock compensation plans	(153)	(52)
Stock-based compensation plans expense	36	53
Tax benefit on employee stock options and share-based awards	26	4
Issuance of shares for warrant exercise	(49)	(669)
Additional Paid-in Capital, end of period	8,983	9,230
Retained Earnings, beginning of period	11,191	10,683
Net income	880	28
Dividends declared on common stock	(150)	(134)
Retained Earnings, end of period	11,921	10,577
Treasury Stock, at Cost, beginning of period	(2,527)	(1,598)
Treasury stock acquired	(500)	(651)
Issuance of shares under incentive and stock compensation plans	161	47
Net shares acquired related to employee incentive and stock compensation plans	(53)	(13)
Issuance of shares for warrant exercise	49	669
Treasury Stock, at Cost, end of period	(2,870)	(1,546)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	928	(79)
Total other comprehensive income (loss)	(740)	1,241
Accumulated Other Comprehensive Income, net of tax, end of period	188	1,162
Total Stockholders’ Equity	$18,227	$19,428
Common Shares Outstanding beginning of period (in thousands)	424,416	453,290
Treasury stock acquired	(12,117)	(18,968)
Issuance of shares under incentive and stock compensation plans	4,089	1,111
Return of shares under incentive and stock compensation plans and other to treasury stock	(1,299)	(378)
Issuance of shares for warrant exercise	1,256	15,696
Common Shares Outstanding, at end of period	416,345	450,751
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2015	2014
Operating Activities	(Unaudited)
Net income	$880	$28
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	778	768
Additions to deferred policy acquisition costs	(703)	(689)
Net realized capital (gains) losses	(14)	196
Depreciation and amortization	173	60
Loss on sale of business	—	659
Loss on extinguishment of debt	21	—
Reinsurance gain on disposition	(8)	—
Other operating activities, net	32	(464)
Change in assets and liabilities:
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	368	543
Increase in reinsurance recoverables	(36)	(146)
(Increase) decrease in receivables and other assets	(617)	352
Increase (decrease) in payables and accruals	31	(1,768)
Increase in accrued and deferred income taxes	204	971
Net disbursements from investment contracts related to policyholder funds—international variable annuities	—	(3,961)
Net decrease in equity securities, trading	—	3,961
Net cash provided by operating activities	1,109	510
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	13,325	14,620
Fixed maturities, fair value option	58	299
Equity securities, available-for-sale	1,043	166
Mortgage loans	308	214
Partnerships	253	319
Payments for the purchase of:
Fixed maturities, available-for-sale	(14,075)	(12,612)
Fixed maturities, fair value option	(148)	(246)
Equity securities, available-for-sale	(860)	(103)
Mortgage loans	(464)	(204)
Partnerships	(296)	(130)
Proceeds from business sold	—	963
Net payments for derivatives	(131)	(40)
Net increase (decrease) in policy loans	(23)	3
Net additions to property and equipment	(102)	(14)
Net proceeds from (payments for) short-term investments	1,579	(1,501)
Other investing activities, net	1	(5)
Net cash provided by investing activities	468	1,729
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,203	3,785
Withdrawals and other deductions from investment and universal life-type contracts	(8,724)	(11,167)
Net transfers from separate accounts related to investment and universal life-type contracts	4,975	6,233
Repayments at maturity or settlement of consumer notes	(13)	(6)
Net proceeds from securities loaned or sold under agreements to repurchase	311	99
Repayment of debt	(585)	(200)
Net issuance of shares under incentive and stock compensation plans, excess tax benefit, and other	18	1
Treasury stock acquired	(500)	(651)
Dividends paid on common stock	(153)	(134)
Net cash used for financing activities	(1,468)	(2,040)
Foreign exchange rate effect on cash	(15)	(115)
Net increase in cash	94	84
Cash – beginning of period	399	1,428
Cash – end of period	$493	$1,512
Supplemental Disclosure of Cash Flow Information
Income taxes received	$47	$79
Interest paid	$(187)	$(191)
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
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK"), to ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation, a Japanese company. The operations of the Company's Japan business are reported as discontinued operations. For further information regarding the sale of HLIKK and discontinued operations, see the following Discontinued Operations section and Note 13 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. When a component is identified for discontinued operations reporting, amounts for prior periods are retrospectively reclassified as discontinued operations. Prior to January 1, 2015, components were identified as discontinued operations if the operations and cash flows of the component had been or would be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company would not have any significant continuing involvement in the operations of the component after the disposal transaction. For transactions occurring January 1, 2015 or later, under updated guidance issued by the Financial Accounting Standards Board, components are identified as discontinued operations if they are a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations regardless of whether the Company has significant continuing involvement in the operations of the component after the disposal transaction. For information on the specific discontinued operations, see Note 13 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current period presentation.
2. Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2015	2014	2015	2014
Earnings
Income from continuing operations, net of tax	$413	$150	$880	$616
Loss from discontinued operations, net of tax	—	(617)	—	(588)
Net income (loss)	$413	$(467)	$880	$28
Shares
Weighted average common shares outstanding, basic	418.7	450.6	420.6	450.2
Dilutive effect of stock compensation plans	4.4	6.3	5.0	6.2
Dilutive effect of warrants	5.0	11.0	5.3	16.9
Weighted average common shares outstanding and dilutive potential common shares	428.1	467.9	430.9	473.3
Earnings per common share
Basic
Income from continuing operations, net of tax	$0.99	$0.33	$2.09	$1.37
Loss from discontinued operations, net of tax	—	(1.37)	—	(1.31)
Net income (loss) per common share	$0.99	$(1.04)	$2.09	$0.06
Diluted
Income from continuing operations, net of tax	$0.96	$0.32	$2.04	$1.30
Loss from discontinued operations, net of tax	—	(1.32)	—	(1.24)
Net income (loss) per common share	$0.96	$(1.00)	$2.04	$0.06
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
Mutual Funds
Mutual Funds offers investment products for retail and retirement accounts and provides investment management and administrative services such as product design, implementation and oversight. This business also includes a portion of the runoff of the mutual funds which supports the Company's variable annuity products.
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss)	2015	2014	2015	2014
Commercial Lines	$259	$199	$499	$441
Personal Lines	41	(30)	117	69
Property & Casualty Other Operations	(111)	(144)	(88)	(122)
Group Benefits	56	55	108	106
Mutual Funds	22	21	44	42
Talcott Resolution	217	(504)	328	(359)
Corporate	(71)	(64)	(128)	(149)
Net income (loss)	$413	$(467)	$880	$28

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2015	2014	2015	2014
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$760	$734	$1,504	$1,466
Property	160	137	316	273
Automobile	152	145	300	289
Package business	299	289	591	572
Liability	142	146	277	291
Bond	55	52	108	103
Professional liability	55	56	110	106
Total Commercial Lines	1,623	1,559	3,206	3,100
Personal Lines
Automobile	665	650	1,320	1,286
Homeowners	301	296	598	588
Total Personal Lines [1]	966	946	1,918	1,874
Group Benefits
Group disability	374	365	745	734
Group life	376	371	741	759
Other	46	41	90	83
Total Group Benefits	796	777	1,576	1,576
Mutual Funds
Mutual Fund	154	148	303	286
Talcott	30	35	60	71
Total Mutual Funds	184	183	363	357
Talcott Resolution	288	352	573	705
Corporate	3	4	5	7
Total earned premiums and fee income	3,860	3,821	7,641	7,619
Net investment income	796	768	1,605	1,592
Net realized capital gains	9	(4)	14	(39)
Other revenues	20	31	42	56
Total revenues	$4,685	$4,616	$9,302	$9,228

[1]
For the three months ended June 30, 2015 and 2014, AARP members accounted for earned premiums of $785 and $755, respectively. For the six months ended June 30, 2015 and 2014, AARP members accounted for earned premiums of $1.6 billion and $1.5 billion, respectively.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $417 and $524, for the three and six months ended June 30, 2015, respectively, and $309 and $1.6 billion for the three and six months ended June 30, 2014, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three and six months ended June 30, 2015 and 2014, there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

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

	June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,890	$—	$2,837	$53
Collateralized debt obligations ("CDOs")	3,218	—	2,654	564
Commercial mortgage-backed securities ("CMBS")	4,664	—	4,450	214
Corporate	26,610	—	25,679	931
Foreign government/government agencies	1,313	—	1,273	40
Municipal	12,298	—	12,249	49
Residential mortgage-backed securities ("RMBS")	3,969	—	2,429	1,540
U.S. Treasuries	4,166	471	3,695	—
Total fixed maturities	59,128	471	55,266	3,391
Fixed maturities, FVO	553	—	467	86
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	856	588	171	97
Derivative assets
Credit derivatives	33	—	33	—
Commodity derivatives	2	—	—	2
Foreign exchange derivatives	9	—	9	—
Interest rate derivatives	68	—	54	14
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	87	—	6	81
Macro hedge program	100	—	—	100
Other derivative contracts	9	—	—	9
Total derivative assets [2]	308	—	102	206
Short-term investments	3,278	588	2,690	—
Limited partnerships and other alternative investments [3]	835	—	605	230
Reinsurance recoverable for GMWB	50	—	—	50
Modified coinsurance reinsurance contracts	60	—	60	—
Separate account assets [4]	127,679	87,296	39,648	735
Total assets accounted for at fair value on a recurring basis	$192,758	$88,954	$99,009	$4,795
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(112)	$—	$—	$(112)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(138)	—	—	(138)
Derivative liabilities
Credit derivatives	(26)	—	(26)	—
Commodity derivatives	1	—	—	1
Equity derivatives	28	—	25	3
Foreign exchange derivatives	(479)	—	(479)	—
Interest rate derivatives	(515)	—	(487)	(28)
GMWB hedging instruments	47	—	3	44
Macro hedge program	65	—	—	65
Total derivative liabilities [5]	(879)	—	(964)	85
Consumer notes [6]	(3)	—	—	(3)
Total liabilities accounted for at fair value on a recurring basis	$(1,020)	$—	$(964)	$(56)

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

[2]
Includes over-the-counter ("OTC") and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of June 30, 2015 and December 31, 2014, $289 and $413, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheets and is excluded from the preceding table. See the following footnote 4 for derivative liabilities.

[3]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[4]
Approximately $3.8 billion and $2.5 billion of investment sales receivable, as of June 30, 2015 and December 31, 2014, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

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
Fixed Maturities, Equity Securities, and Short-term Investments
The fair value of fixed maturities, equity securities, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering the following primary sources of information: quoted prices for identical assets or liabilities, third-party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, and the remaining unpriced securities are submitted to independent brokers for prices, or priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds, and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon the preceding outlined available market observable information. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
Derivative Instruments, including Embedded Derivatives within Investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs for OTC derivatives, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2015 and December 31, 2014, 96% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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
Valuation Techniques and Inputs for Investments
Generally, the Company determines the estimated fair value of its fixed maturities, equity securities, and short-term investments using the market approach. The income approach is used for securities priced using a pricing matrix, as well as for derivative instruments. Certain limited partnerships and other alternative investments are measured at fair value using a NAV as a practical expedient. For Level 1 investments, which are comprised of on-the-run U.S. Treasuries, exchange-traded equity securities, short-term investments, and exchange traded futures and option contracts, valuations are based on observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
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

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by sub-prime loans. Securities included in Level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in the preceding noted Level 2 measurements, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including certain municipal securities, foreign government/government agencies, and bank loans. Primary inputs for these long-dated securities are consistent with the typical inputs used in the preceding noted Level 1 and Level 2 measurements, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Level 3 investments also include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value where the Company does not have the ability to redeem the investment in the near-term at the NAV. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the preceding noted Level 1 and Level 2 measurements; but also include equity and interest rate volatility and swap yield curves beyond observable limits, and commodity price curves.

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

Securities	Unobservable Inputs
	As of June 30, 2015
Assets Accounted for at Fair Value on a Recurring Basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$214	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	41 bps	698 bps	205 bps	Decrease
Corporate [3]	479	Discounted cash flows	Spread	138 bps	883 bps	373 bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	192 bps	192 bps	192 bps	Decrease
RMBS	1,540	Discounted cash flows	Spread	36 bps	1,758 bps	155 bps	Decrease
			Constant prepayment rate	—%	100%	5%	Decrease [4]
			Constant default rate	—%	14%	6%	Decrease
			Loss severity	—%	100%	77%	Decrease
	As of December 31, 2014
CMBS	$284	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	46 bps	2,475 bps	284 bps	Decrease
Corporate [3]	568	Discounted cash flows	Spread	123 bps	765 bps	279 bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	212 bps	212 bps	212 bps	Decrease
RMBS	1,281	Discounted cash flows	Spread	23 bps	1,904 bps	142 bps	Decrease
			Constant prepayment rate	—%	7%	2%	Decrease [4]
			Constant default rate	1%	14%	7%	Decrease
			Loss severity	—%	100%	78%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the preceding table.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as noted in the following discussion.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Freestanding Derivatives	Unobservable Inputs
	As of June 30, 2015
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	$(28)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions	14	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Customized swaps	125	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	165	Option model	Equity volatility	15%	28%	Increase
	As of December 31, 2014
Interest rate derivative
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions	22	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	46	Option model	Equity volatility	22%	34%	Increase
Customized swaps	124	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	141	Option model	Equity volatility	27%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and six months ended June 30, 2015, no significant adjustments were made by the Company to broker prices received.
As of June 30, 2015 and December 31, 2014, excluded from the preceding tables are hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value which total $230 and $189, respectively, of Level 3 assets. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations, or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $(2) and $2, for the three months ended June 30, 2015 and 2014, respectively, and $(2) and $1 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014 the credit standing adjustment was $0 and $1, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder assumption updates related to the behavior risk margin for the three and six months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014 the behavior risk margin was $69 and $74, respectively.
In addition to the non-market-based update described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of approximately $1 and $7, for the three months ended June 30, 2015 and 2014 and $11 and $20 for the six months ended June 30, 2015 and 2014, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three and six months ended June 30, 2015 and 2014, for the financial instruments classified as Level 3.
For the three months ended June 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2015	$161	$584	$268	$1,112	$48	$64	$1,463	$3,700	$85
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	(2)	2	—	—	1	(1)	1	(2)
Included in OCI [3]	(2)	(2)	—	(14)	(4)	(3)	1	(24)	—
Purchases	28	—	18	18	7	—	135	206	7
Settlements	(3)	(16)	(25)	(30)	(1)	(13)	(47)	(135)	—
Sales	(13)	—	(6)	(26)	(10)	—	(54)	(109)	(3)
Transfers into Level 3 [4]	—	—	—	12	—	—	43	55	—
Transfers out of Level 3 [4]	(119)	—	(43)	(141)	—	—	—	(303)	(1)
Fair value as of June 30, 2015	$53	$564	$214	$931	$40	$49	$1,540	$3,391	$86
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$1	$(2)	$(1)	$1	$—	$—	$—	$(1)	$(3)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2015	$102	$(11)	$—	$8	$(18)	$159	$187	$11	$336
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	11	(6)	(7)	(5)	9	(34)	(22)	(2)	(67)
Included in OCI [3]	(1)	—	—	—	—	—	—	—	—
Purchases	4	(6)	—	—	—	—	—	—	(6)
Settlements	—	—	—	—	(5)	—	—	—	(5)
Sales	(14)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	10	—	—	—	—	—	10
Transfers out of Level 3 [4]	(5)	23	—	—	—	—	—	—	23
Fair value as of June 30, 2015	$97	$—	$3	$3	$(14)	$125	$165	$9	$291
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$—	$(3)	$(8)	$—	$7	$(32)	$(18)	$(3)	$(57)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of March 31, 2015	$190	$65	$602
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	7	(20)	7
Included in OCI [3]	—	—	(1)
Purchases	33	—	224
Settlements	—	5	(5)
Sales	—	—	(44)
Transfers into Level 3 [4]	—	—	5
Transfers out of Level 3 [4]	—	—	(53)
Fair value as of June 30, 2015	$230	$50	$735
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$7	$(20)	$7

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of March 31, 2015	$(176)	$(26)	$(202)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	78	—	78	—
Settlements	(14)	—	(14)	—
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$78	$—	$78	$—
For the six months ended June 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2015	$122	$623	$284	$1,040	$59	$66	$1,281	$3,475	$92
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	(4)	1	(4)	—	1	(2)	(7)	(7)
Included in OCI [3]	(2)	17	(3)	(42)	(3)	(5)	—	(38)	—
Purchases	71	—	39	23	12	—	445	590	19
Settlements	(4)	(25)	(38)	(29)	(2)	(13)	(93)	(204)	—
Sales	(13)	—	(6)	(33)	(26)	—	(85)	(163)	(7)
Transfers into Level 3 [4]	1	—	5	151	—	—	47	204	—
Transfers out of Level 3 [4]	(123)	(47)	(68)	(175)	—	—	(53)	(466)	(11)
Fair value as of June 30, 2015	$53	$564	$214	$931	$40	$49	$1,540	$3,391	$86
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$1	$(4)	$(1)	$(1)	$—	$—	$—	$(5)	$(5)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2015	$98	$(9)	$—	$6	$(7)	$170	$141	$12	$313
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	12	(1)	(7)	12	(2)	(25)	(23)	(3)	(49)
Included in OCI [3]	(4)	—	—	—	—	—	—	—	—
Purchases	12	(13)	—	—	—	—	47	—	34
Settlements	—	—	—	(15)	(5)	(20)	—	—	(40)
Sales	(16)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	10	—	—	—	—	—	10
Transfers out of Level 3 [4]	(5)	23	—	—	—	—	—	—	23
Fair value as of June 30, 2015	$97	$—	$3	$3	$(14)	$125	$165	$9	$291
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$1	$2	$(8)	$3	$(12)	$(16)	$(15)	$(4)	$(50)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2015	$189	$56	$578
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	8	(15)	7
Included in OCI [3]	—	—	(1)
Purchases	33	—	262
Settlements	—	9	(10)
Sales	—	—	(50)
Transfers into Level 3 [4]	—	—	6
Transfers out of Level 3 [4]	—	—	(57)
Fair value as of June 30, 2015	$230	$50	$735
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$—	$(15)	$7

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	59	—	59	—
Settlements	(32)	—	(32)	—
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$59	$—	$59	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

For the three months ended June 30, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2014	$56	$712	$592	$1,243	$54	$78	$1,328	$4,063	$206
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	—	7	(4)	—	—	9	12	5
Included in OCI [3]	1	8	(2)	4	2	1	(4)	10	—
Purchases	37	—	25	54	3	4	116	239	5
Settlements	(1)	(21)	(47)	(26)	(1)	—	(50)	(146)	(75)
Sales	(18)	—	(16)	(33)	(3)	(1)	(65)	(136)	(2)
Transfers into Level 3 [4]	—	—	5	133	—	—	—	138	—
Transfers out of Level 3 [4]	(2)	(87)	(93)	(166)	—	(19)	(39)	(406)	—
Fair value as of June 30, 2014	$73	$612	$471	$1,205	$55	$63	$1,295	$3,774	$139
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$—	$—	$—	$(4)	$—	$—	$(1)	$(5)	$10

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of March 31, 2014	$79	$—	$2	$28	$123	$133	$(5)	$16	$297
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	—	(7)	(26)	(15)	12	(1)	(38)
Included in OCI [3]	1	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	2	—	—	2
Settlements	—	—	—	—	—	—	(41)	—	(41)
Transfers out of Level 3 [4]	—	—	—	—	—	—	34	—	34
Fair value as of June 30, 2014	$80	$(1)	$2	$21	$97	$120	$—	$15	$254
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$—	$1	$—	$(7)	$(26)	$(15)	$(35)	$(1)	$(83)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of March 31, 2014	$107	$30	$762
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(8)	(7)	(1)
Purchases	—	—	136
Settlements	—	8	(1)
Sales	—	—	(78)
Transfers into Level 3 [4]	—	—	3
Transfers out of Level 3 [4]	(32)	—	(8)
Fair value as of June 30, 2014	$67	$31	$813
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$(8)	$(7)	$1

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of March 31, 2014	$(24)	$2	$2	$(19)	$(39)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	55	—	—	(3)	52	—
Included in OCI [3]	—	—	—	—	—	—
Settlements	(29)	(2)	(2)	—	(33)	—
Fair value as of June 30, 2014	$2	$—	$—	$(22)	$(20)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$55	$—	$—	$(3)	$52	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

For the six months ended June 30, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2014	$147	$664	$663	$1,274	$65	$69	$1,272	$4,154	$193
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	—	30	(18)	(2)	—	8	18	15
Included in OCI [3]	3	8	(24)	28	7	4	10	36	—
Purchases	37	—	90	91	3	16	263	500	10
Settlements	(2)	(35)	(80)	(25)	(2)	—	(96)	(240)	(75)
Sales	(18)	—	(103)	(111)	(16)	(1)	(107)	(356)	(4)
Transfers into Level 3 [4]	—	72	5	200	—	—	—	277	1
Transfers out of Level 3 [4]	(94)	(97)	(110)	(234)	—	(25)	(55)	(615)	(1)
Fair value as of June 30, 2014	$73	$612	$471	$1,205	$55	$63	$1,295	$3,774	$139
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$—	$—	$—	$(21)	$(2)	$—	$(1)	$(24)	$20

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2014	$77	$2	$3	$18	$146	$139	$(29)	$17	$296
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(2)	3	(1)	(21)	(60)	(25)	28	(2)	(78)
Included in OCI [3]	5	—	—	—	—	—	—	—	—
Purchases	—	(6)	—	—	4	6	9	—	13
Settlements	—	—	—	—	7	—	(41)	—	(34)
Transfers out of Level 3 [4]	—	—	—	24	—	—	33	—	57
Fair value as of June 30, 2014	$80	$(1)	$2	$21	$97	$120	$—	$15	$254
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$(2)	$—	$—	$(23)	$(76)	$(25)	$(18)	$(1)	$(143)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2014	$108	$29	$737
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(5)	(11)	4
Purchases	30	—	265
Settlements	(24)	13	(1)
Sales	—	—	(163)
Transfers into Level 3 [4]	—	—	4
Transfers out of Level 3 [4]	(42)	—	(33)
Fair value as of June 30, 2014	$67	$31	$813
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$(5)	$(11)	$6

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(36)	$3	$3	$(18)	$(48)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	91	—	—	(4)	87	—
Settlements	(53)	(3)	(3)	—	(59)	—
Fair value as of June 30, 2014	$2	$—	$—	$(22)	$(20)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$91	$—	$—	$(4)	$87	$—

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
Fair Value Option
FVO investments include certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential and commercial real estate, for which the company has elected the fair value option. The Company also classifies the underlying fixed maturities held in certain consolidated investment funds within the Fixed Maturities, FVO line on the Condensed Consolidated Balance Sheets. The Company reports consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities in multiple sectors and the Company has management and control of the funds as well as a significant ownership interest.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Assets
Fixed maturities, FVO
Corporate	$(3)	$2	$(3)	$4
CRE CDOs	—	6	1	14
Foreign government	(1)	1	(1)	2
RMBS	(1)	—	—	1
Total fixed maturities, FVO	$(5)	$9	$(3)	$21
Equity, FVO	1	—	3	—
Total realized capital gains (losses)	$(4)	$9	$—	$21
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	June 30, 2015	December 31, 2014
Assets
Fixed maturities, FVO
ABS	$14	$15
CRE CDOs	74	69
CMBS	23	22
Corporate	93	133
Foreign government	36	30
U.S government	6	2
Municipals	2	2
RMBS	305	215
Total fixed maturities, FVO	$553	$488
Equity, FVO [1]	$—	$348

[1]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of June 30, 2015.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the preceding fair value discussion.

		June 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,439	$1,439	$1,431	$1,431
Mortgage loans	Level 3	5,693	5,844	5,556	5,840
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,935	$6,928	$7,304	$7,522
Senior notes [2]	Level 2	4,426	5,045	5,009	5,837
Junior subordinated debentures [2]	Level 2	1,100	1,277	1,100	1,291
Consumer notes [3] [4]	Level 3	56	59	68	68
Assumed investment contracts [4]	Level 3	760	831	763	851

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in preceding disclosures.

[4]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2015	2014	2015	2014
Gross gains on sales	$121	$122	$318	$305
Gross losses on sales	(112)	(33)	(260)	(162)
Net OTTI losses recognized in earnings	(11)	(7)	(23)	(29)
Valuation allowances on mortgage loans	—	(3)	(3)	(3)
Periodic net coupon settlements on credit derivatives	4	2	5	1
Results of variable annuity hedge program
GMWB derivatives, net	(4)	(6)	(3)	9
Macro hedge program	(23)	(15)	(27)	(25)
Total results of variable annuity hedge program	(27)	(21)	(30)	(16)
Other, net [1]	34	(64)	7	(135)
Net realized capital gains (losses)	$9	$(4)	$14	$(39)

[1]
Primarily consists of changes in the value of non-qualifying derivatives, transactional foreign currency revaluation gains (losses) on yen denominated fixed payout annuity liabilities and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. For the three months ended June 30, 2015 and 2014, gains (losses) from transactional foreign currency revaluation of the yen denominated fixed payout annuity liabilities were $16 and $(18), respectively. For the six months ended June 30, 2015 and 2014, gains (losses) from transactional foreign currency revaluation of the yen denominated fixed payout annuity liabilities were $16 and $(46), respectively. For the three months ended June 30, 2015 and 2014, gains (losses) on instruments used to hedge the foreign currency exposure on the fixed payout annuities were $(17) and $13, respectively. For the six months ended June 30, 2015 and 2014, gains (losses) on instruments used to hedge the foreign currency exposure on the fixed payout annuities were $(31) and $28, respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $6 and $43, respectively, for the three and six months ended June 30, 2015, and $82 and $125 for the three and six months ended June 30, 2014, respectively. Proceeds from sales of AFS securities totaled $5.6 billion and $11.8 billion, respectively, for three and six months ended June 30, 2015, and $5.8 billion and $14.3 billion for the three and six months ended June 30, 2014, respectively.
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
Impairments for the three and six months ended June 30, 2015 were $11 and $23, respectively, and $7 and $29 for three and six months ended June 30, 2014, respectively. Impairments for the three and six months ended June 30, 2015 primarily consisted of securities in an unrealized loss position which the Company had made the decision to sell. Impairments for the three and six months ended June 30, 2014 primarily consisted of credit impairments caused by issuer specific deterioration.
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2015	2014	2015	2014
Balance as of beginning of period	$(412)	$(531)	$(424)	$(552)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	(1)	(3)	(8)
Securities previously impaired	(1)	(3)	(1)	(14)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	6	40	10	73
Securities the Company made the decision to sell or more likely than not will be required to sell	—	—	2	—
Securities due to an increase in expected cash flows	19	7	28	13
Balance as of end of period	$(388)	$(488)	$(388)	$(488)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,891	$30	$(31)	$2,890	$—	$2,470	$39	$(37)	$2,472	$(1)
CDOs [2]	3,130	106	(15)	3,218	—	2,776	98	(36)	2,841	—
CMBS	4,533	159	(28)	4,664	(6)	4,235	196	(16)	4,415	(6)
Corporate	25,167	1,677	(234)	26,610	(6)	25,188	2,382	(211)	27,359	(3)
Foreign govt./govt. agencies	1,291	46	(24)	1,313	—	1,592	73	(29)	1,636	—
Municipal	11,445	887	(34)	12,298	—	11,735	1,141	(5)	12,871	—
RMBS	3,891	98	(20)	3,969	—	3,815	122	(19)	3,918	(1)
U.S. Treasuries	3,991	195	(20)	4,166	—	3,551	326	(5)	3,872	—
Total fixed maturities, AFS	56,339	3,198	(406)	59,128	(12)	55,362	4,377	(358)	59,384	(11)
Equity securities, AFS [3]	825	56	(25)	856	—	676	50	(27)	699	—
Total AFS securities	$57,164	$3,254	$(431)	$59,984	$(12)	$56,038	$4,427	$(385)	$60,083	$(11)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2015 and December 31, 2014.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated, embedded derivative features of certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excludes equity securities, FVO, with a cost and fair value of $351 and $348, respectively, as of December 31, 2014. The Company did not hold any equity securities, FVO as of June 30, 2015.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2015		December 31, 2014
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,946	$1,971	$2,141	$2,168
Over one year through five years	11,455	11,931	11,264	11,827
Over five years through ten years	8,839	9,119	8,802	9,226
Over ten years	19,654	21,366	19,859	22,517
Subtotal	41,894	44,387	42,066	45,738
Mortgage-backed and asset-backed securities	14,445	14,741	13,296	13,646
Total fixed maturities, AFS	$56,339	$59,128	$55,362	$59,384
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company did not have exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities as of June 30, 2015 or December 31, 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	June 30, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$836	$834	$(2)	$396	$367	$(29)	$1,232	$1,201	$(31)
CDOs [1]	928	925	(3)	1,232	1,217	(12)	2,160	2,142	(15)
CMBS	930	912	(18)	194	184	(10)	1,124	1,096	(28)
Corporate	6,266	6,084	(182)	575	523	(52)	6,841	6,607	(234)
Foreign govt./govt. agencies	460	445	(15)	109	100	(9)	569	545	(24)
Municipal	1,159	1,128	(31)	35	32	(3)	1,194	1,160	(34)
RMBS	1,064	1,057	(7)	310	297	(13)	1,374	1,354	(20)
U.S. Treasuries	846	827	(19)	62	61	(1)	908	888	(20)
Total fixed maturities, AFS	12,489	12,212	(277)	2,913	2,781	(129)	15,402	14,993	(406)
Equity securities, AFS [2]	364	346	(18)	67	60	(7)	431	406	(25)
Total securities in an unrealized loss position	$12,853	$12,558	$(295)	$2,980	$2,841	$(136)	$15,833	$15,399	$(431)

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$897	$893	$(4)	$473	$440	$(33)	$1,370	$1,333	$(37)
CDOs [1]	748	743	(5)	1,489	1,461	(31)	2,237	2,204	(36)
CMBS	230	227	(3)	319	306	(13)	549	533	(16)
Corporate	3,082	2,980	(102)	1,177	1,068	(109)	4,259	4,048	(211)
Foreign govt./govt. agencies	363	349	(14)	227	212	(15)	590	561	(29)
Municipal	74	73	(1)	86	82	(4)	160	155	(5)
RMBS	320	318	(2)	433	416	(17)	753	734	(19)
U.S. Treasuries	432	431	(1)	361	357	(4)	793	788	(5)
Total fixed maturities, AFS	6,146	6,014	(132)	4,565	4,342	(226)	10,711	10,356	(358)
Equity securities, AFS [2]	172	160	(12)	102	87	(15)	274	247	(27)
Total securities in an unrealized loss position	$6,318	$6,174	$(144)	$4,667	$4,429	$(241)	$10,985	$10,603	$(385)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of June 30, 2015 and December 31, 2014, excludes equity securities, FVO which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets.
As of June 30, 2015, AFS securities in an unrealized loss position, consisted of 3,957 securities, primarily in the corporate sector, which are depressed primarily due to an increase in interest rates and/or wider credit spreads since the securities were purchased. As of June 30, 2015, 93% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses as compared to December 31, 2014, was primarily attributable to an increase in interest rates.

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

	June 30, 2015			December 31, 2014
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$5,714	$(21)	$5,693	$5,574	$(18)	$5,556

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of June 30, 2015 and December 31, 2014, the carrying value of mortgage loans associated with the valuation allowance was $108 and $140, respectively. There were no mortgage loans held-for-sale as of June 30, 2015 or December 31, 2014. As of June 30, 2015, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2015	2014
Balance, as of January 1	$(18)	$(67)
(Additions)/Reversals	(3)	(3)
Deductions	—	51
Balance, as of June 30	$(21)	$(19)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 56% as of June 30, 2015, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.57x as of June 30, 2015. As of June 30, 2015 and December 31, 2014, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $7 and $0, respectively, and was not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	June 30, 2015		December 31, 2014
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$26	1.11x	$53	1.07x
65% - 80%	927	1.77x	789	1.75x
Less than 65%	4,740	2.74x	4,714	2.66x
Total commercial mortgage loans	$5,693	2.57x	$5,556	2.51x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$242	4.3%	$211	3.8%
Middle Atlantic	439	7.7%	468	8.4%
Mountain	88	1.5%	88	1.6%
New England	407	7.1%	381	6.9%
Pacific	1,640	28.9%	1,607	29.0%
South Atlantic	1,159	20.4%	1,019	18.3%
West North Central	30	0.5%	44	0.8%
West South Central	319	5.6%	302	5.4%
Other [1]	1,369	24.0%	1,436	25.8%
Total mortgage loans	$5,693	100.0%	$5,556	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$46	0.8%	$46	0.8%
Industrial	1,535	27.0%	1,476	26.6%
Lodging	26	0.5%	26	0.5%
Multifamily	1,308	23.0%	1,190	21.4%
Office	1,563	27.4%	1,517	27.3%
Retail	1,061	18.6%	1,147	20.6%
Other	154	2.7%	154	2.8%
Total mortgage loans	$5,693	100.0%	$5,556	100.0%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees over the period that services are performed in fee income. As of June 30, 2015, under this program the Company serviced commercial mortgage loans with a total outstanding principal of $127 of which $51 was serviced on behalf of third parties and $76 was retained and reported on the Company’s Condensed Consolidated Balance Sheets, including $10 in separate account assets. Servicing rights are carried at the lower of cost or fair value and were zero as of June 30, 2015 because servicing fees were market-level fees at origination and remain adequate to compensate the Company to administer the servicing.
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

	June 30, 2015			December 31, 2014
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$5	$5	$—	$5	$5	$—
Investment funds [4]	203	—	205	238	—	243
Limited partnerships and other alternative investments	2	—	2	3	1	2
Total	$210	$5	$207	$246	$6	$245

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility ("facility") that has been held by the Company since February 2007 and for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the contingent capital facility were $9 and $11, respectively, as of June 30, 2015 and $12 and $14, respectively, as of December 31, 2014. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of June 30, 2015 and December 31, 2014, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 12 - Debt of Notes to Consolidated Financial Statements included in The Hartford’s 2014 Form 10-K Annual Report.
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
As of June 30, 2015, the Company reported in fixed maturities, AFS on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $315. The Company reported a corresponding obligation to repurchase the pledged securities of $315 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of June 30, 2015. The Company had no outstanding repurchase agreements or dollar roll transactions as of December 31, 2014.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of June 30, 2015 and December 31, 2014, the fair value of securities on deposit was approximately $2.6 billion and $2.5 billion, respectively.
As of June 30, 2015 and December 31, 2014, the Company has pledged as collateral $35 and $34, respectively, of U.S. government securities and government agency securities or cash for letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section of this note.

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
Strategies That Qualify for Hedge Accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2014 Form 10-K Annual Report. Typically, these hedge relationships include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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
Fair Value Hedges
Interest rate swaps are used to hedge the changes in fair value of fixed maturity securities due to fluctuations in interest rates. These swaps are typically used to manage interest rate duration.
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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2015 and December 31, 2014 the notional amount of interest rate swaps in offsetting relationships was $13.1 billion.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Fixed Payout Annuity Hedge
The Company formerly offered certain variable annuity products with a guaranteed minimum income benefit ("GMIB") and continues to reinsure certain yen denominated fixed payout annuities. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.

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
Equity Index Swaps and Options
During 2015, the Company entered into total return swaps to hedge equity risk of specific common stock investments which are accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). The Company also enters into equity index options with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
Commodity Contracts
During 2015, the Company purchased for $11 put option contracts on West Texas Intermediate oil futures with a strike of $35 dollars per barrel in order to partially offset potential losses related to certain fixed maturity securities that could arise if oil prices decline substantially. These options expire in early 2016.
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

	Notional Amount		Fair Value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Customized swaps	$6,493	$7,041	$116	$124
Equity swaps, options, and futures	1,719	3,761	10	39
Interest rate swaps and futures	3,520	3,640	8	11
Total	$11,732	$14,442	$134	$174
Macro Hedge Program
The Company utilizes equity options, swaps, futures, and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Equity swaps, options, and futures	$4,591	$5,983	$165	$141
Foreign currency options	—	400	—	—
Total	$4,591	$6,383	$165	$141

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
Modified Coinsurance Reinsurance Contracts
As of June 30, 2015 and December 31, 2014, the Company had approximately $921 and $1.0 billion, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amount of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements was $1.0 billion and $1.1 billion, respectively, as of June 30, 2015, and December 31, 2014. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun. 30, 2015	Dec. 31, 2014	Jun. 30, 2015	Dec. 31, 2014	Jun. 30, 2015	Dec. 31, 2014	Jun. 30, 2015	Dec. 31, 2014
Cash flow hedges
Interest rate swaps	$3,995	$3,999	$27	$44	$46	$52	$(19)	$(8)
Foreign currency swaps	143	143	(20)	(19)	4	3	(24)	(22)
Total cash flow hedges	4,138	4,142	7	25	50	55	(43)	(30)
Fair value hedges
Interest rate swaps	49	32	—	—	—	—	—	—
Total fair value hedges	49	32	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	14,958	15,254	(474)	(512)	428	536	(902)	(1,048)
Foreign exchange contracts
Foreign currency swaps and forwards	186	177	8	1	8	3	—	(2)
Fixed payout annuity hedge	1,319	1,319	(458)	(427)	—	—	(458)	(427)
Credit contracts
Credit derivatives that purchase credit protection	209	595	2	(6)	4	4	(2)	(10)
Credit derivatives that assume credit risk [1]	3,067	1,487	4	3	30	14	(26)	(11)
Credit derivatives in offsetting positions	4,158	5,343	(2)	(3)	46	53	(48)	(56)
Equity contracts
Equity index swaps and options	129	635	(1)	2	28	31	(29)	(29)
Commodity contracts
Commodity options	637	—	3	—	3	—	—	—
Variable annuity hedge program
GMWB product derivatives [2]	16,361	17,908	(112)	(139)	—	—	(112)	(139)
GMWB reinsurance contracts	3,366	3,659	50	56	50	56	—	—
GMWB hedging instruments	11,732	14,442	134	174	246	289	(112)	(115)
Macro hedge program	4,591	6,383	165	141	200	180	(35)	(39)
Other
Contingent capital facility put option	500	500	9	12	9	12	—	—
Modified coinsurance reinsurance contracts	921	974	60	34	60	34	—	—
Total non-qualifying strategies	62,134	68,676	(612)	(664)	1,112	1,212	(1,724)	(1,876)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$66,321	$72,850	$(605)	$(639)	$1,162	$1,267	$(1,767)	$(1,906)
Balance Sheet Location
Fixed maturities, available-for-sale	$448	$454	$(3)	$2	$—	$2	$(3)	$—
Other investments	25,401	23,014	308	364	590	624	(282)	(260)
Other liabilities	19,774	26,791	(882)	(930)	462	551	(1,344)	(1,481)
Reinsurance recoverables	4,287	4,633	110	90	110	90	—	—
Other policyholder funds and benefits payable	16,411	17,958	(138)	(165)	—	—	(138)	(165)
Total derivatives	$66,321	$72,850	$(605)	$(639)	$1,162	$1,267	$(1,767)	$(1,906)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2014 was primarily due to the following:

•	The decline in notional amount related to the GMWB hedging instruments and the macro hedge program was primarily driven by portfolio re-balancing and expiration of certain options.

•
This decline was partially offset by an increase in notional amount related to credit derivatives that assume credit risk during the quarter as a means to earn credit spread while re-balancing within certain fixed maturity sectors.

Change in Fair Value
The net improvement in the total fair value of derivative instruments since December 31, 2014 was primarily related to the following:

•
The increase in the fair value associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by an increase in long-term interest rates.

•	The increase in the fair value related to the macro hedge program was primarily driven by the purchase of index options.

•
The increase in fair value of non-qualifying interest rate derivatives was primarily due to an increase in interest rates, while the fair value of cash flow interest rate swaps, which are generally swapping a variable rate for a fixed rate, declined in value.

•
These improvements in fair value were partially offset by a decrease in fair value associated with the fixed payout annuity hedges primarily driven by the depreciation of the Japanese yen in comparison to the U.S. dollar and a decline in short-term U.S. interest rates.

•
These improvements in fair value were also partially offset by a decrease in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, primarily driven by an increase in interest rates and equity markets.

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
As of June 30, 2015

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,052	$868	$308	$(124)	$86	$98

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,626)	$(677)	$(879)	$(70)	$(1,159)	$210

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

[3]
Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty. Not included in this amount are embedded derivatives associated with consumer notes of $(3) as of June 30, 2015 and December 31, 2014, which were not eligible for offset in the Company's Condensed Consolidated Balance Sheets.

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
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Interest rate swaps	$(71)	$57	$(15)	$101	$—	$—	$—	$(1)
Foreign currency swaps	6	(2)	(1)	(3)	—	—	—	—
Total	$(65)	$55	$(16)	$98	$—	$—	$—	$(1)

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2015	2014	2015	2014
Interest rate swaps	Net realized capital gain (loss)	$2	$1	$3	$2
Interest rate swaps	Net investment income	16	22	32	45
Foreign currency swaps	Net realized capital gain (loss)	3	—	(7)	—
Total		$21	$23	$28	$47

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

As of June 30, 2015 the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $47. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately three years.
During the three and six months ended June 30, 2015 and June 30, 2014 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

		Gain or (Loss) Recognized in Income [1]
		Three Months Ended June 30,				Six Months Ended June 30,
		2015		2014		2015		2014
	Location	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps	Net realized capital gain (loss)	$—	$—	$(1)	$—	$—	$—	$(2)	$—

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest rate contracts
Interest rate swaps and forwards	$7	$(89)	$(5)	$(145)
Foreign exchange contracts
Foreign currency swaps and forwards	1	(5)	8	(4)
Fixed payout annuity hedge [1]	(17)	13	(31)	28
Credit contracts
Credit derivatives that purchase credit protection	—	(6)	(2)	(10)
Credit derivatives that assume credit risk	(11)	20	(2)	19
Equity contracts
Equity index swaps and options	6	(1)	3	(1)
Commodity contracts
Commodity options	(5)	—	(10)	—
Variable annuity hedge program
GMWB product derivatives	78	55	59	91
GMWB reinsurance contracts	(16)	(7)	(9)	(11)
GMWB hedging instruments	(66)	(54)	(53)	(71)
Macro hedge program	(23)	(15)	(27)	(25)
Other
Contingent capital facility put option	(2)	(2)	(3)	(3)
Modified coinsurance reinsurance contracts	37	(16)	26	(35)
Total [2]	$(11)	$(107)	$(46)	$(167)

[1]
Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital gains of $16 and $(18) for the three months ended June 30, 2015 and 2014, respectively, and $16 and $(46) for the six months ended June 30, 2015 and 2014, respectively.

[2]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

For the three and six months ended June 30, 2015 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The losses on the macro hedge program were primarily driven by time decay on options and an increase in interest rates.

•
The net losses related to the fixed payout annuity hedge were primarily driven by the depreciation of the Japanese yen in comparison to the U.S. dollar, partially offset by an increase in U.S. interest rates. In addition, for the six months ended June 30, 2015 losses were driven by a decline in short-term U.S. interest rates.

•	The gain on the GMWB product derivatives was largely driven by an increase in interest rates, offset by losses on the GMWB reinsurance contracts and GMWB hedging instruments.

•
The gains associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, were primarily driven by an increase in long-term interest rates during the period. The assets remain on the Company's books and the Company recorded offsetting losses in OCI as a result of the decrease in market value of the bonds.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

In addition, the Company recognized gains of $2 and $4, respectively, for the three months ended June 30, 2015 and 2014, and gains of $2 and $11, respectively, for the six months ended June 30, 2015 and 2014 due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the three and six months ended June 30, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net losses related to interest derivatives, primarily used to manage duration, were due to a decline in U.S. interest rates.

•
The loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in long-term interest rates and credit spread tightening during the period. The assets remain on the Company's books and the Company recorded an offsetting gain in OCI as a result of the increase in market value of the bonds.

•	The net loss on the macro hedge program was primarily due to an improvement in domestic equity markets and lower equity volatility.

•	The net gain related to the fixed payout annuity hedge was driven by an appreciation of the Japanese yen in relation to the U.S. dollar.
For additional disclosures regarding contingent credit related features in derivative agreements, see Note 9 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2015 and December 31, 2014.
As of June 30, 2015

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$242	$3	2 years	Corporate Credit/ Foreign Gov.	BBB+	$217	$(4)
Below investment grade risk exposure	29	—	2 years	Corporate Credit	BB	29	(1)
Basket credit default swaps [4]
Investment grade risk exposure	3,232	45	4 years	Corporate Credit	BBB+	1,414	(20)
Below investment grade risk exposure	58	4	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	1,081	(24)	7 years	CMBS Credit	AAA-	265	2
Below investment grade risk exposure	154	(22)	2 years	CMBS Credit	CCC+	154	22
Embedded credit derivatives
Investment grade risk exposure	350	346	2 years	Corporate Credit	A+	—	—
Total [5]	$5,146	$352				$2,079	$(1)

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

[1]
The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, Fitch, and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

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

[4]
Includes $4.5 billion and $3.5 billion as of June 30, 2015 and December 31, 2014, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2015 and December 31, 2014, the Company pledged cash collateral associated with derivative instruments with a fair value of $130 and $120 as of June 30, 2015 and December 31, 2014, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $1.2 billion and $1.1 billion, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of June 30, 2015 and December 31, 2014, the Company accepted cash collateral associated with derivative instruments of $338 and $327, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of June 30, 2015 and December 31, 2014 with a fair value of $86 and $109, respectively, of which the Company has the ability to sell or repledge $85 and $97, respectively. As of June 30, 2015 and December 31, 2014 the fair value of repledged securities totaled $0 and $0, respectively, and the Company did not sell any securities. In addition, as of June 30, 2015 and December 31, 2014 non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features

U.S. GMDB/GMWB, International GMDB/GMIB, and Universal Life Secondary Guarantee Benefits
Changes in the gross U.S. GMDB/GMWB, International GMDB/GMIB, and universal life secondary guarantee benefits are as follows:

	U.S. GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2015	$812	$2,041
Incurred	81	146
Paid	(56)	—
Unlock	(61)	(11)
Liability balance as of June 30, 2015	$776	$2,176
Reinsurance recoverable asset, as of January 1, 2015	$481	$2,041
Incurred	49	135
Paid	(45)	—
Unlock	2	—
Reinsurance recoverable asset, as of June 30, 2015	$487	$2,176

	U.S. GMDB/GMWB [1]	International GMDB/GMIB	Universal Life Secondary Guarantees
Liability balance as of January 1, 2014	$849	$272	$1,802
Incurred	90	28	115
Paid	(57)	(15)	—
Unlock	(24)	(41)	—
Impact of Japan business disposition	—	(254)	—
Currency translation adjustment	—	10	—
Liability balance as of June 30, 2014	$858	$—	$1,917
Reinsurance recoverable asset, as of January 1, 2014	$533	$23	$1,802
Incurred	52	4	115
Paid	(44)	(4)	—
Unlock	(14)	3	—
Impact of Japan business disposition	—	(27)	—
Currency translation adjustment	—	1	—
Reinsurance recoverable asset, as of June 30, 2014	$527	$—	$1,917

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB/GMWB exposure as of June 30, 2015:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$15,974	$2,537	$396	70
With 5% rollup [2]	1,382	202	60	70
With Earnings Protection Benefit Rider (“EPB”) [3]	4,125	558	81	69
With 5% rollup & EPB	530	113	25	72
Total MAV	22,011	3,410	562
Asset Protection Benefit (“APB”) [4]	13,461	234	153	69
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	576	7	7	68
Reset [6] (5-7 years)	2,803	12	12	70
Return of Premium (“ROP”) [7]/Other	10,508	56	50	67
Subtotal Variable Annuity with GMDB/GMWB [10]	49,359	3,719	784	69
Less: General Account Value with GMDB/GMWB	3,904
Subtotal Separate Account Liabilities with GMDB	45,455
Separate Account Liabilities without GMDB	86,034
Total Separate Account Liabilities	$131,489

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $7.8 billion of total account value and weighted average attained age of 71 years. There is no NAR or retained NAR related to these contracts.

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of June 30, 2015	As of December 31, 2014
Equity securities (including mutual funds)	$41,524	$44,786
Cash and cash equivalents	3,931	4,066
Total	$45,455	$48,852
As of June 30, 2015 and December 31, 2014, approximately 17% of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 83% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Debt

On May 27, 2015 the Company redeemed for cash the entire $296 aggregate principal amount outstanding of 4.0% senior notes due October 15, 2017 for $317 including a make-whole premium. The Company financed the redemption of the senior notes with cash on hand.
8. Income Taxes
A reconciliation of the tax provision at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax provision at U.S. federal statutory rate	$164	$53	$383	266
Tax-exempt interest	(33)	(34)	(67)	(69)
Dividends-received deduction ("DRD")	(72)	(26)	(95)	(53)
Valuation allowance	4	3	3	3
Other	(6)	4	(9)	(4)
Provision for income taxes	$57	$—	$215	143
The Company’s effective tax rate for the three and six months ended June 30, 2015 reflects a $48 reduction in the provision for income taxes related to uncertain tax positions due to the second quarter 2015 conclusion of the Internal Revenue Service audit of the Company's 2007-2011 federal consolidated corporate income tax returns.
The federal audit of the years 2012 and 2013 began in March 2015 and is expected to be completed in 2016. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years. The Company’s unrecognized tax benefits were $0 and $48 as of June 30, 2015 and December 31, 2014, respectively.
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, and alternative minimum tax credit carryover as follows:

	As of
	June 30, 2015		December 31, 2014		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover	$5,924	$2,065	$5,547	$1,936	2016	-	2017	$3
					2023	-	2033	$5,863
					No expiration			$58
Foreign tax credit carryover	$168	$168	$178	$178	2018	-	2024	$168
Capital loss carryover	$518	$181	$491	$172	2019			$491
					2020			$27
Alternative minimum tax credit carryover	$639	$639	$652	$652	No expiration			$639
Net Operating Loss Carryover
As of June 30, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $5,924 and $5,547, respectively, consisting of U.S. losses of $5,868 and $5,508, respectively, and foreign losses of $56 and $39. If unutilized, the U.S. losses expire as follows: $3 from 2016-2017, $5,863 from 2023-2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. Due to limitations on the use of certain losses, a valuation allowance of $12 has been established as of June 30, 2015 and $9 as of December 31, 2014 in order to recognize only the portion of net operating losses that will more likely than not be realized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Income Taxes (continued)

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
Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
As of June 30, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $639 and $652, respectively, and foreign tax credit carryover of $168 and $178, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryovers expire from 2018-2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all U.S. net operating loss carryover. However, the Company has identified and begun to purchase certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.
Capital Loss Carryover
As of June 30, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to the capital loss carryover of $518 and $491, respectively. The capital loss carryover is largely due to the loss on sale of HLIKK. If unutilized, $491 of the capital loss carryover will expire in 2019 and $27 in 2020. Utilization of the capital loss carryover requires the Company to realize sufficient taxable capital gains. While the Company has some ability to utilize the capital loss carryover by generating capital gains through tax planning strategies, the Company concluded that it is more likely than not that a portion of this asset will not be realized and, accordingly, in 2014, the Company recorded a valuation allowance of $172 through discontinued operations.

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
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In March 2015, the plaintiffs filed a new complaint that, among other things, removed The Hartford Small Company Fund as a plaintiff. HFMC and HIFSCO dispute the allegations and moved for summary judgment in June 2015. At the same time, plaintiffs moved for partial summary judgment with respect to The Hartford Capital Appreciation Fund.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2015 is $1.0 billion. Of this $1.0 billion the legal entities have posted collateral of $1.3 billion in the normal course of business. In addition, the Company has posted collateral of $38 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2015 a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
10. Equity
Capital Purchase Program ("CPP") Warrants
As of June 30, 2015 and December 31, 2014, respectively, the Company has 5.7 million and 7.2 million CPP warrants outstanding and exercisable. CPP warrant exercises were 1.0 million and 11.0 million during the three months ended June 30, 2015 and 2014, respectively and 1.6 million and 20.8 million during the six months ended June 30, 2015 and 2014, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended June 30, 2015 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $9.329 as of June 30, 2015 and $9.388 as of December 31, 2014.
Equity Repurchase Program
As of June 30, 2015, the Company has $479 remaining under its existing equity repurchase program authorization. In July 2015, the Board of Directors approved a $1.6 billion increase in and extension of the Company's authorized equity repurchase program, bringing the total authorization for equity repurchases to $4.375 billion for the period January 1, 2014 through December 31, 2016.
During the three and six months ended June 30, 2015, the Company repurchased 6.0 million and 12.1 million common shares, respectively, for $250 and $500, respectively. During the period July 1, 2015 to July 22, 2015, the Company repurchased 1.6 million common shares for $71.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Changes In and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax and DAC, by component consist of the following:
Three months ended June 30, 2015

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$2,578	$(8)	$177	$(28)	$(1,569)	$1,150
OCI before reclassifications	(917)	1	(41)	4	18	(935)
Amounts reclassified from AOCI	(4)	—	(14)	—	(9)	(27)
Net OCI	(921)	1	(55)	4	9	(962)
Ending balance	$1,657	$(7)	$122	$(24)	$(1,560)	$188
Six months ended June 30, 2015

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928
OCI before reclassifications	(685)	(3)	(10)	(16)	37	(677)
Amounts reclassified from AOCI	(28)	1	(18)	—	(18)	(63)
Net OCI	(713)	(2)	(28)	(16)	19	(740)
Ending balance	$1,657	$(7)	$122	$(24)	$(1,560)	$188
Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net Unrealized Gain on Securities
Available-for-sale securities	$6	$43	Net realized capital gains (losses)
	6	43	Total before tax
	2	15	Income tax expense
	$4	$28	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$—	$(1)	Net realized capital gains (losses)
	—	(1)	Total before tax
	—	—	Income tax expense (benefit)
	$—	$(1)	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$2	$3	Net realized capital gains (losses)
Interest rate swaps	16	32	Net investment income
Foreign currency swaps	3	(7)	Net realized capital gains (losses)
	21	28	Total before tax
	7	10	Income tax expense
	$14	$18	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$(1)	$(3)	Insurance operating costs and other expenses
Amortization of actuarial loss	15	31	Insurance operating costs and other expenses
	14	28	Total before tax
	5	10	Income tax expense
	$9	$18	Net income (loss)
Total amounts reclassified from AOCI	$27	$63	Net income (loss)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net Unrealized Gain on Securities
Available-for-sale securities	$82	$125	Net realized capital gains (losses)
	82	125	Total before tax
	29	44	Income tax expense
	40	50	Loss from discontinued operations, net of tax
	$13	$31	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$1	$3	Net realized capital gains (losses)
	1	3	Total before tax
	—	1	Income tax expense (benefit)
	$1	$2	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$1	$2	Net realized capital gains (losses)
Interest rate swaps	22	45	Net investment income
	23	47	Total before tax
	8	16	Income tax expense
	$15	$31	Net income (loss)
Foreign Currency Flow Hedging Instruments
Currency translation adjustments	172	172	Net realized capital gains (losses)
	172	172	Total before tax
	60	60	Income tax expense
	$112	$112	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$(1)	$(3)	Insurance operating costs and other expenses
Amortization of actuarial loss	12	24	Insurance operating costs and other expenses
	11	21	Total before tax
	4	7	Income tax expense
	$7	$14	Net income (loss)
Total amounts reclassified from AOCI	$148	$190	Net income (loss)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Employee Benefit Plans

The Company’s employee benefit plans are described in Note 17 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2014 Annual Report on Form 10-K.
Components of Net Periodic Cost Benefit
Net periodic cost (benefit) includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Service cost	$1	$1	$—	$—
Interest cost	58	63	3	3
Expected return on plan assets	(78)	(82)	(3)	(4)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of actuarial loss	14	11	1	1
Net periodic benefit	$(5)	$(7)	$—	$(1)

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$1	$1	$—	$—
Interest cost	117	127	6	6
Expected return on plan assets	(156)	(163)	(6)	(8)
Amortization of prior service credit	—	—	(3)	(3)
Amortization of actuarial loss	29	22	2	2
Net periodic benefit	$(9)	$(13)	$(1)	$(3)

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
Concurrently with the sale, HLIKK recaptured certain risks that had been reinsured to the Company’s U.S. subsidiaries, Hartford Life and Annuity Insurance Company ("HLAI") and Hartford Life Insurance Company ("HLIC") by terminating intercompany agreements. Upon closing, the Buyer became responsible for all liabilities for the recaptured business. The Company has, however, continued to provide reinsurance for approximately $760 of yen denominated fixed payout annuities as of June 30, 2015.
The following table summarizes the major classes of assets and liabilities transferred by the Company in connection with the sale.

Carrying Value
As of Closing
Assets
Cash and investments	$18,733
Reinsurance recoverables	$46
Property and equipment, net	$18
Other assets	$988

Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	$320
Other policyholder funds and benefits payable	$2,265
Other policyholder funds and benefits payable - international variable annuities	$16,465
Short-term debt	$247
Other liabilities	$102
The following table summarizes the amounts related to discontinued operations in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Revenues
Earned premiums	$—	$(1)
Fee income	114	239
Net investment income:
Securities available-for-sale and other	6	18
Equity securities, trading	370	134
Total net investment income	376	152
Net realized capital losses	(106)	(157)
Total revenues	384	233
Benefits, losses and expenses
Benefits losses and loss adjustment expenses	(21)	7
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	370	134
Insurance operating costs and other expenses	12	23
Total benefits, losses and expenses	361	164
Income before income taxes	23	69
Income tax expense	(19)	(2)
Income from operations of discontinued operations, net of tax	42	71
Net realized loss on disposal, net of tax	(659)	(659)
Loss from discontinued operations, net of tax	$(617)	$(588)

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

Financial Highlights for the Three Months Ended June 30, 2015

•	Net income was $413, or $0.96 per diluted share, compared with net loss of $467, or $1.00 per diluted share, in the comparable prior year period.

•	Common share repurchases totaled $250, or approximately 6.0 million shares, in the current quarter.

•
Book value per diluted common share (excluding AOCI) increased to $42.41 from $41.47 in the prior quarter due to the effect of net income less dividends and the effect of share repurchases in the quarter.

•
Net investment income increased 4% to $796 compared to the prior year period due to an increase in income from limited partnerships and other alternative investments attributable to an increase in valuations and sales of underlying funds within private equity and real estate.

•
The annualized investment yield after-tax of 3.1% increased slightly compared to the prior year period due to an increase in income from limited partnerships and other alternative investments offset by lower reinvestment rates reflecting the current interest rate environment. The new money yield decreased to 3.5% from 3.8%, compared to the prior year period, driven by lower interest rates.

•	Higher interest rates and wider credit spreads decreased the after-tax net unrealized gains in the investment portfolio by $921 in the current quarter.

•	Property & Casualty written premiums increased 4% over the comparable prior year period, comprised of 5% growth in Commercial Lines and 1% in Personal Lines.

•	Property & Casualty combined ratio, before catastrophes and prior year development, decreased 3.8 points to 88.9 from 92.7 in the comparable prior year period.

•	Catastrophe losses of $139, before tax, decreased from catastrophe losses of $196, before tax, in the comparable prior year period.

•	Unfavorable prior year development, driven primarily by asbestos and environmental reserve strengthening, totaled $220, before tax, compared with $249 before tax, in the comparable prior year period.

•	Group Benefits after-tax core earnings margin, excluding buyouts, increased to 6.3% in the quarter from 6.0% in the comparable prior year period.

•	Talcott Resolution after-tax income from continuing operations was $217, compared with $113 in the comparable prior year period.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Earned premiums	$3,391	$3,319	2%	$6,713	$6,621	1%
Fee income	469	502	(7%)	928	998	(7%)
Net investment income	796	768	4%	1,605	1,592	1%
Net realized capital gains (losses)	9	(4)	NM	14	(39)	136%
Other revenues	20	31	(35%)	42	56	(25%)
Total revenues	4,685	4,616	1%	9,302	9,228	1%
Benefits, losses and loss adjustment expenses	2,812	3,023	(7%)	5,375	5,599	(4%)
Amortization of deferred policy acquisition costs	391	372	5%	778	768	1%
Insurance operating costs and other expenses	910	977	(7%)	1,858	1,913	(3%)
Loss on extinguishment of debt	21	—	NM	21	—	NM
Reinsurance gain on dispositions	(8)	—	NM	(8)	—	NM
Interest expense	89	94	(5%)	183	189	(3%)
Total benefits, losses and expenses	4,215	4,466	(6%)	8,207	8,469	(3%)
Income from continuing operations before income taxes	470	150	NM	1,095	759	44%
Income tax expense	57	—	NM	215	143	50%
Income from continuing operations, net of tax	413	150	175%	880	616	43%
Loss from discontinued operations, net of tax	—	(617)	100%	—	(588)	100%
Net income (loss)	$413	$(467)	188%	$880	$28	NM
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Net income, compared to the prior year period, increased for the three months ended June 30, 2015 primarily due to the net effect of the following items:

•
A decrease in the loss from discontinued operations of $617, net of tax, compared to the three months ended June 30, 2014. The loss from discontinued operations in 2014 primarily relates to the realized capital loss of $659 on the sale of the Japan variable annuity business. For further information regarding the sale of the Japan variable annuity business and discontinued operations, see Note 13 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

•
A $103 before tax increase in current accident year underwriting results before catastrophes in Property & Casualty driven by a 3.8 point decrease in the combined ratio before catastrophes and prior year development. Earned premiums increased 3% or $84, before tax, reflecting earned premium growth of 4% in Commercial Lines and 2% in Personal Lines. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
Current accident year catastrophe losses of $139, before tax, for the three months ended June 30, 2015, compared to $196, before tax, for the prior year period. Catastrophe losses in both periods were primarily due to multiple wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident year reserve strengthening of $220, before tax, for the three months ended June 30, 2015, compared to reserve strengthening of $249, before tax, for the prior year period. A decrease in unfavorable reserve development for asbestos reserves was partially offset by an increase in unfavorable development for environmental reserves. Asbestos reserve strengthening of $146 in 2015 was primarily related to greater than expected asbestos claims filings, including mesothelioma claims, from a small percentage of the Company's direct accounts. Environmental reserve strengthening of $52 in 2015 was primarily due to increased new claim severity and a deterioration in reserves for a small number of insureds. Reserve strengthening in 2014 was primarily related to an increase in reserves for asbestos and environmental claims, with asbestos strengthening principally due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

•
A loss on extinguishment of debt of $21, before tax, for the three months ended June 30, 2015 related to the redemption of $296 aggregate principal amount outstanding of 4.0% senior notes. The resulting loss on extinguishment of debt consists of a make-whole premium.

•
Insurance operating costs and other expenses for the three months ended June 30, 2015 decreased compared to the prior year period, due in part, to a benefit of $20 before tax from the resolution of litigation.

•
Net investment income of $796, before tax, for the three months ended June 30, 2015, compared to $768, before tax, for the prior year period. The increase in investment income was primarily due to an increase in income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). Income tax expense for the three months ended June 30, 2015 increased by $57 from $0 in the prior year period, primarily due to the $320, before tax, increase in income from continuing operations and the effect of permanent items, as well as a federal income tax benefit of $48 related to conclusion of the 2007 to 2011 IRS audit. For further discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Net income, compared to the prior year period, increased for the six months ended June 30, 2015 primarily due to the net effect of the following items:

•
A decrease in the loss from discontinued operations of $588, net of tax, compared to the six months ended June 30, 2014. The loss from discontinued operations in 2014 primarily relates to the realized capital loss of $659 on the sale of the Japan variable annuity business.

•
A $56 before tax increase in current accident year underwriting results before catastrophes in Property & Casualty driven by a 0.8 point decrease in the combined ratio before catastrophes and prior year development. Earned premiums increased 3% or $150, before tax, reflecting earned premium growth of 3% in Commercial Lines and 2% in Personal Lines. Underwriting expenses in 2015 increased $84 due, in part, to a $49 benefit, before tax, in 2014 related to a reduction in NY Assessments, representing a 1.0 point favorable impact on the combined ratio in 2014. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
Current accident year catastrophe losses of $222, before tax, for the six months ended June 30, 2015, compared to $282, before tax, for the prior year period. The decrease in current accident year catastrophe losses was primarily due to a decrease in the severity of wind and hail events, partially offset by an increase in the frequency of tornadoes and winter storms across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident year reserve strengthening of $218, before tax, for the six months ended June 30, 2015, compared to reserve strengthening of $209, before tax, for the prior year period. Reserve strengthening in 2015 and 2014 was primarily related to an increase in reserves for asbestos and environmental claims. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

•
Net investment income of $1,605, before tax, for the six months ended June 30, 2015, increased compared to $1,592, before tax, for the prior year period. The increase in investment income was primarily due to an increase in income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). Income tax expense for the six months ended June 30, 2015 increased by $72 from $143 in the prior year period, primarily due to the $336, before tax, increase in income from continuing operations and the effect of permanent items, as well as a federal income tax benefit of $48 related to conclusion of the 2007 to 2011 IRS audit. For further discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three months ended June 30,			Six months ended June 30,
Net income (loss) by segment	2015	2014	Increase (Decrease) From 2014 to 2015	2015	2014	Increase (Decrease) From 2014 to 2015
Commercial Lines	$259	$199	$60	$499	$441	$58
Personal Lines	41	(30)	71	117	69	48
Property & Casualty Other Operations	(111)	(144)	33	(88)	(122)	34
Group Benefits	56	55	1	108	106	2
Mutual Funds	22	21	1	44	42	2
Talcott Resolution	217	(504)	721	328	(359)	687
Corporate	(71)	(64)	(7)	(128)	(149)	21
Net income (loss)	$413	$(467)	$880	$880	$28	$852
Investment Results
Composition of Invested Assets

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$59,128	79.5%	$59,384	77.8%
Fixed maturities, at fair value using the fair value option ("FVO")	553	0.7%	488	0.6%
Equity securities, AFS, at fair value [1]	856	1.2%	1,047	1.4%
Mortgage loans	5,693	7.6%	5,556	7.3%
Policy loans, at outstanding balance	1,439	1.9%	1,431	1.9%
Limited partnerships and other alternative investments	3,033	4.1%	2,942	3.9%
Other investments [2]	460	0.6%	547	0.7%
Short-term investments	3,278	4.4%	4,883	6.4%
Total investments	$74,440	100.0%	$76,278	100.0%

[1]	Includes equity securities at fair value using the FVO of $348 as of December 31, 2014. The Company did not hold any equity securities, FVO as of June 30, 2015.

[2]	Primarily relates to derivative instruments.
Total investments decreased since December 31, 2014, primarily due to a decrease in short-term investments as well as a decline in fixed maturities, AFS. The decline in short-term investments is primarily the result of the reinvestment of short-term investments into longer dated fixed maturities, the continued run-off of Talcott Resolution, and the use of assets for debt repayment. The decline in fixed maturities, AFS was due to a decrease in valuations as a result of rising interest rates, which more than offset the reinvestment of short-term investments.

Net Investment Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$603	4.2%	$601	4.2%	$1,203	4.2%	$1,217	4.2%
Equity securities, AFS	5	2.1%	7	3.5%	11	2.1%	14	3.4%
Mortgage loans	71	4.9%	66	4.7%	140	4.9%	132	4.7%
Policy loans	20	5.3%	19	5.3%	40	5.4%	39	5.5%
Limited partnerships and other alternative investments	94	12.9%	53	7.4%	193	13.5%	150	10.3%
Other [3]	31		48		73		91
Investment expense	(28)		(26)		(55)		(51)
Total net investment income	796	4.5%	768	4.3%	1,605	4.5%	1,592	4.4%
Total net investment income excluding limited partnerships and other alternative investments	$702	4.1%	$715	4.1%	$1,412	4.1%	$1,442	4.2%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement collateral, if any, and derivatives book value. Yield calculations for each period exclude assets associated with the disposition of Japan variable and fixed annuity business, as applicable.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Total net investment income for the three and six months ended June 30, 2015 increased in comparison to the three and six months ended June 30, 2014, primarily due to an increase in income from limited partnerships and other alternative investments, which is attributable to an increase in valuations and sales of underlying funds within private equity and real estate. Excluding limited partnerships and other alternative investments, net investment income declined slightly as the effect of reinvesting at lower interest rates and a decrease in invested asset levels due to the runoff of Talcott Resolution business was largely offset by higher income received from make-whole payments on fixed maturities paid off by the issuer before maturity and prepayment penalties on mortgage loans.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.1% for the six months ended June 30, 2015 versus 4.2% for the comparable period in 2014. The decline was primarily attributable to lower reinvestment rates. The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the six months ended June 30, 2015, was approximately 3.3% which was below the average yield of sales and maturities of 3.9% for the same period, due to the current interest rate environment. For the second quarter of 2015, the new money yield decreased to 3.5% compared to 3.8% in the prior year period driven by lower interest rates.
Based upon current reinvestment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, for 2015, to decline slightly from the current net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2015	2014	2015	2014
Gross gains on sales	$121	$122	$318	$305
Gross losses on sales	(112)	(33)	(260)	(162)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings	(11)	(7)	(23)	(29)
Valuation allowances on mortgage loans	—	(3)	(3)	(3)
Periodic net coupon settlements on credit derivatives	4	2	5	1
Results of variable annuity hedge program
GMWB derivatives, net	(4)	(6)	(3)	9
Macro hedge program	(23)	(15)	(27)	(25)
Total results of variable annuity hedge program	(27)	(21)	(30)	(16)
Other, net [1]	34	(64)	7	(135)
Net realized capital gains (losses)	$9	$(4)	$14	$(39)

[1]	Primarily consists of changes in value of non-qualifying derivatives, including interest rate derivatives used to manage duration, and the Japan fixed payout annuity hedge.
Details on the Company’s net realized capital gains and losses are as follows:
Gross Gains and Losses on Sales

•
Gross gains on sales for the three months ended June 30, 2015 were primarily due to gains on the sale of equity, industrial corporate, CMBS, and U.S. treasury securities. Gross losses on sales for the three months ended June 30, 2015 were primarily the result of losses on the sale of equity, U.S. treasury, and industrial corporate securities. Gross gains on sales for the six months ended June 30, 2015 were primarily due to gains on the sale of industrial corporate, equity and U.S. treasury securities. Gross losses on sales for the six months ended June 30, 2015 were primarily the result of losses on the sale of industrial and financial corporate securities as well as equity and U.S. treasury securities. The sales were primarily a result of duration, liquidity and credit management, as well as tactical changes to the portfolio as a result of changing market conditions.

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
Variable Annuity Hedge Program

•
For the three and six months ended June 30, 2015 the losses on the macro hedge program were primarily due to losses of $11 and $23, respectively, driven by time decay on options, and losses of $9 and $2, respectively, driven by an increase in interest rates.

•
For the three and six months ended June 30, 2014 the losses on the macro hedge program were primarily due to losses of $10 and $15, respectively, driven by an improvement in domestic equity markets, and losses of $7 and $16, respectively, driven by decreased equity volatility.

Other, Net

•
Other, net gains for the three and six months ended June 30, 2015 were primarily due to gains of $37 and $26, respectively, associated with modified coinsurance reinsurance contracts, primarily driven by an increase in long-term interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies. For the six months ended June 30, 2015, these gains were partially offset by losses of $15 related to the fixed payout annuity hedge driven by a decline in short term U.S. interest rates and the depreciation of the Japanese yen in relation to the U.S. dollar.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2014 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2015.

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
Reserve Roll Forwards and Development
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Six Months Ended June 30, 2015
	Commercial Lines [3]	Personal Lines	Property & Casualty Other Operations [3]	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross [3]	$16,465	$1,874	$3,467	$21,806
Reinsurance and other recoverables [3]	2,459	18	564	3,041
Beginning liabilities for unpaid losses and loss adjustment expenses, net [3]	14,006	1,856	2,903	18,765
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,837	1,234	—	3,071
Current accident year catastrophes [4]	100	122	—	222
Prior accident years strengthening (release)	19	(4)	203	218
Total provision for unpaid losses and loss adjustment expenses	1,956	1,352	203	3,511
Less: Payments	1,838	1,342	143	3,323
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,124	1,866	2,963	18,953
Reinsurance and other recoverables	2,427	17	596	3,040
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,551	$1,883	$3,559	$21,993
Earned premiums	$3,206	$1,918
Loss and loss expense paid ratio [1]	57.3	70.0
Loss and loss expense incurred ratio	61.0	70.5
Prior accident years development (pts) [2]	0.6	(0.2)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]
Hartford Financial Products International ("HFPI") gross reserves and reinsurance recoverables balances of $40 and $5, respectively, as of December 31, 2014 have been prospectively reclassified from Commercial Lines to Property & Casualty Other Operations as HFPI does not write new business.

[4]	Contributing to the current accident year catastrophes losses were the following events:

Six Months Ended June 30, 2015
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Winter Storms [1]	$62	$24	$86
Tornadoes [1]	14	28	42
Wind and Hail [1]	21	69	90
Other	3	1	4
Total	$100	$122	$222
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2015
Included within prior accident years development were the following reserve strengthenings (releases):

Three Months Ended June 30, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$5	$—	$—	$5
Homeowners	—	6	—	6
Package business	4	—	—	4
General liability	(3)	—	—	(3)
Commercial property	1	—	—	1
Net asbestos reserves	—	—	146	146
Net environmental reserves	—	—	52	52
Workers’ compensation	(15)	—	—	(15)
Change in workers’ compensation discount, including accretion	22	—	—	22
Catastrophes	4	(4)	—	—
Other reserve re-estimates, net	3	(2)	1	2
Total prior accident years development	$21	$—	$199	$220

Six Months Ended June 30, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$30	$—	$—	$30
Homeowners	—	7	—	7
Professional liability	(17)	—	—	(17)
Package business	5	—	—	5
General liability	(16)	—	—	(16)
Commercial property	(6)	—	—	(6)
Net asbestos reserves	—	—	146	146
Net environmental reserves	—	—	55	55
Workers’ compensation	(15)	—	—	(15)
Change in workers’ compensation discount, including accretion	30	—	—	30
Catastrophes	(2)	(16)	—	(18)
Other reserve re-estimates, net	10	5	2	17
Total prior accident years development	$19	$(4)	$203	$218
During the three and six months ended June 30, 2015, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•
Overall, net workers compensation reserves were largely unchanged as favorable emergence due to claim closure rates improving across several accident years was offset by a decrease in reserve discount and case reserves emerging higher than previous expectations for accident year 2008-2011.   The reduction in the amount of workers’ compensation loss reserve discount was driven by the improvement in claim closure rates which resulted in a decrease in the number of outstanding claims for permanently disabled claimants.

•	Strengthened reserves in commercial auto liability due to increased frequency of large claims.

•
Released reserves in professional liability for accident years 2009 through 2011 primarily for large accounts. Claim costs for these accident years have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•	Released reserves in general liability primarily for accident years 2012 and 2013 due to lower frequency in late emerging claims.

•	Released catastrophe reserves primarily for accident year 2014 as fourth quarter 2014 catastrophes have developed favorably.

•	Refer to the Property & Casualty Other Operations sections for discussion of the increase to net asbestos reserves, net environmental reserves and other reserve re-estimates, net.
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Six Months Ended June 30, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,293	$1,864	$3,547	$21,704
Reinsurance and other recoverables	2,442	13	573	3,028
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,851	1,851	2,974	18,676
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,868	1,219	—	3,087
Current accident year catastrophes [3]	95	187	—	282
Prior accident years strengthening (release)	5	(37)	241	209
Total provision for unpaid losses and loss adjustment expenses	1,968	1,369	241	3,578
Less: Payments	1,839	1,320	185	3,344
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,980	1,900	3,030	18,910
Reinsurance and other recoverables	2,512	13	606	3,131
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,492	$1,913	$3,636	$22,041
Earned premiums	$3,100	$1,874
Loss and loss expense paid ratio [1]	59.3	70.4
Loss and loss expense incurred ratio	63.5	73.1
Prior accident years development (pts) [2]	0.2	(2.0)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Six Months Ended June 30, 2014
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Winter Storms [1]	$54	$17	$71
Tornadoes	3	11	14
Wind and Hail [1]	38	159	197
Total	$95	$187	$282
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2014
Included within prior accident years development were the following reserve strengthenings (releases):

Three Months Ended June 30, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$9	$—	$—	$9
Homeowners	—	3	—	3
Professional liability	(8)	—	—	(8)
Package business	2	—	—	2
General liability	(3)	—	—	(3)
Commercial property	1	—	—	1
Net asbestos reserves	—	—	212	212
Net environmental reserves	—	—	27	27
Workers’ compensation	5	—	—	5
Change in workers’ compensation discount, including accretion	7	—	—	7
Catastrophes	(6)	(5)	—	(11)
Other reserve re-estimates, net	5	(1)	1	5
Total prior accident years development	$12	$(3)	$240	$249

Six Months Ended June 30, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$14	$—	$—	$14
Homeowners	—	(10)	—	(10)
Professional liability	(16)	—	—	(16)
Package business	(1)	—	—	(1)
General liability	(3)	—	—	(3)
Commercial property	(2)	—	—	(2)
Net asbestos reserves	—	—	212	212
Net environmental reserves	—	—	27	27
Workers’ compensation	5	—	—	5
Change in workers’ compensation discount, including accretion	15	—	—	15
Catastrophes	(18)	(26)	—	(44)
Other reserve re-estimates, net	11	(1)	2	12
Total prior accident years development	$5	$(37)	$241	$209
During the three and six months ended June 30, 2014, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Strengthened reserves in commercial auto liability due to an increased frequency of severe claims spread across several accident years.

•	Homeowner results emerged favorably in the six-month period for accident year 2013, primarily related to favorable development on fire and water-related claims.

•	Released reserves in professional liability for accident years 2010, 2012 and 2013 due to lower frequency of reported claims.

•	Released catastrophe reserves primarily for accident year 2013 as fourth quarter 2013 catastrophes have developed favorably.

•	Refer to the Property & Casualty Other Operations sections for discussion of the increase to net asbestos reserves, net environmental reserves and other reserve re-estimates, net.

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
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended June 30, 2015	Asbestos		Environmental	All Other [2]	Total
Beginning liability—net [3][4]	$1,667		$228	$919	$2,814
Losses and loss adjustment expenses incurred	146		52	1	199
Less: losses and loss adjustment expenses paid	36		9	5	50
Ending liability – net [3][4]	$1,777	[5]	$271	$915	$2,963

Six Months Ended June 30, 2015	Asbestos		Environmental	All Other [1] [2]	Total
Beginning liability—net [3][4]	$1,710		$241	$952	$2,903
Losses and loss adjustment expenses incurred	146		55	2	203
Less: losses and loss adjustment expenses paid	79		25	39	143
Ending liability – net [3][4]	$1,777	[5]	$271	$915	$2,963

[1]	HFPI net reserves of $35 as of December 31, 2014 have been prospectively reclassified from Commercial Lines to "All Other" as HFPI does not write new business.

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

[3]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $17 and $5, respectively, as of June 30, 2015. Total net losses and loss adjustment expenses incurred for the three and six months ended June 30, 2015 includes $4 and $6, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three and six months ended June 30, 2015 includes $3 and $6, respectively, related to asbestos and environmental claims.

[4]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,291 and $308.

[5]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $201 and $200, respectively, resulting in a one year net survival ratio of 8.9 and a three year net survival ratio of 9.0. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

Three Months Ended June 30, 2014	Asbestos		Environmental	All Other	Total
Beginning liability—net [1][2]	$1,647		$263	$945	$2,855
Losses and loss adjustment expenses incurred	212		27	1	240
Less : losses and loss adjustment expenses paid	39		12	14	65
Ending liability – net [1][2]	$1,820	[3]	$278	$932	$3,030

Six Months Ended June 30, 2014	Asbestos		Environmental	All Other	Total
Beginning liability—net [1][2]	$1,714		$270	$990	$2,974
Losses and loss adjustment expenses incurred	212		27	2	241
Less: losses and loss adjustment expenses paid	106		19	60	185
Ending liability – net [1][2]	$1,820	[3]	$278	$932	$3,030

[1]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $14 and $6, respectively, as of June 30, 2014. Total net losses and loss adjustment expenses incurred for the three and six months ended June 30, 2014 includes $1 and $5, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three and six months ended June 30, 2014 includes $5 and $8 related to asbestos and environmental claims.

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

The following table sets forth paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended June 30, 2015	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$41	$190	$10	$64
Assumed Reinsurance	10	3	—	(2)
London Market	6	7	2	5
Total	57	200	12	67
Ceded	(21)	(54)	(3)	(15)
Net	$36	$146	$9	$52

Six Months Ended June 30, 2015	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$72	$190	$20	$67
Assumed Reinsurance	19	3	1	(2)
London Market	11	7	7	5
Total	102	200	28	70
Ceded	(23)	(54)	(3)	(15)
Net	$79	$146	$25	$55

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2015 includes $5 and $7, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and six months ended June 30, 2015 includes $4 and $7, respectively, related to asbestos and environmental claims.

During the second quarter of 2015, the Company completed its annual ground-up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $146. A substantial majority of the Company’s direct accounts have trended as expected, and the Company has seen no material changes in the underlying legal environment during the past year. However, a small percentage of the Company’s direct accounts have experienced greater than expected claim filings, including mesothelioma claims. This was driven by a subset of peripheral defendants with a high concentration of filings in specific, adverse jurisdictions. As a result, the aggregate indemnity and defense costs have not declined as expected. To a lesser degree, the Company also saw unfavorable development on certain assumed reinsurance accounts, driven by various account-specific factors, including filing activity experienced by the direct accounts. The Company expects to continue to perform an evaluation of its asbestos liabilities annually.
During the second quarter of 2015, the Company completed its annual ground-up environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. Based on this evaluation, the Company increased its net environmental reserves by $52. The substantial majority of the Company's environmental exposures trended as expected. However, the Company found loss and expense estimates for certain individual account exposures increased based upon an increase in clean-up costs, including at a handful of Superfund sites.  In addition, new claim severity has deteriorated, although frequency continues to decline as expected.

The Company divides its gross asbestos and environmental exposures into Direct, Assumed Reinsurance and London Market. Direct asbestos exposures include Major Asbestos Defendants, Non-Major Accounts, and Unallocated Direct Accounts.

•
Major Asbestos Defendants represent the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts. Major Asbestos Defendants have the fewest number of asbestos accounts and include reserves related to PPG Industries, Inc. (“PPG”). In January 2009, the Company, along with approximately three dozen other insurers, entered into a modified agreement in principle with PPG to resolve the Company's coverage obligations for all its PPG asbestos liabilities. The agreement is contingent on the fulfillment of certain conditions. Major Asbestos Defendants gross asbestos reserves account for approximately 25% of the Company's total Direct gross asbestos reserves as of June 30, 2015.

•
Non-Major Accounts are all other open direct asbestos accounts and largely represent smaller and more peripheral defendants. These exposures represent 1,132 accounts and contain approximately 46% of the Company's total Direct gross asbestos reserves as of June 30, 2015.

•
Unallocated Direct Accounts includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.

A summary of asbestos and environmental reserves in Ongoing Operations and Other Operations by category is presented in the following table.
Summary of A&E Reserves

	As of June 30, 2015
	Asbestos [1]	Environmental [2]	Total A&E [3]
Gross
Direct	$1,758	$242	$2,000
Assumed Reinsurance	273	19	292
London Market	260	47	307
Total	2,291	308	2,599
Ceded	(497)	(32)	(529)
Net	$1,794	$276	$2,070
[1] The one year gross paid amount for total asbestos claims is $256, resulting in a one year gross survival ratio of 9.0. The three year average gross paid amount for total asbestos claims is $265, resulting in a three year gross survival ratio of 8.6.
[2] The one year gross paid amount for total environmental claims is $78, resulting in a one year gross survival ratio of 4.0. The three year average gross paid amount for total environmental claims is $58, resulting in a three year gross survival ratio of 5.3.
[3] Includes asbestos and environmental reserves reported in Ongoing Operations of $17 and $5, respectively, as of June 30, 2015.
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2015 of $2.1 billion ($1.8 billion and $276 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.7 billion to $2.4 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2014 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results and liquidity.
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
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of June 30, 2015	As of December 31, 2014
DAC	$1,145	$1,200
SIA	$81	$89
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$289	$331

[1]
For additional information on death and other insurance benefit reserves, see Note 6 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The benefit to net income from continuing operations, net of tax by asset and liability as a result of the Unlocks is as follow:

	Talcott Resolution
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
DAC	$2	$16	$12	$28
SIA	—	5	1	6
URR	—	(2)	—	(2)
Death and Other Insurance Benefit Reserves	45	5	63	11
Total (before tax)	$47	$24	$76	$43
Income tax effect	16	9	26	16
Total (after-tax)	$31	$15	$50	$27
The Unlock benefit, after-tax, for the three and six months ended June 30, 2015 was primarily due to an off-cycle assumption change related to benefit utilization and, to a lesser extent, separate account returns being above our aggregated estimated returns during the period. The Unlock benefit, after-tax, for the three and six months ended June 30, 2014, was primarily due to actual separate account returns being above aggregated estimated returns during the period, offset partially by DAC write-offs associated with surrenders from the U.S. Annuity Enhanced Surrender Value program.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 36% as of June 30, 2015. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
In the third quarter of 2014, the Company completed a comprehensive non-market related policyholder behavior assumption study and incorporated the results of those studies into its projection of future gross profits. Beginning in 2015, the annual comprehensive non-market related policyholder behavior assumption study will be completed in the fourth quarter of the year.

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
A reconciliation of net income to core earnings is set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$413	$(467)	$880	$28
Less: Unlock benefit, after-tax	31	15	50	27
Less: Net realized capital gains (losses), after-tax and DAC, excluded from core earnings	4	(4)	6	(38)
Less: Restructuring and other costs, after-tax	(2)	(5)	(8)	(18)
Less: Loss on extinguishment of debt, after-tax	(14)	—	(14)	—
Less: Net reinsurance gain on dispositions, after-tax	5	—	5	—
Less: Loss from discontinued operations, after-tax	—	(617)	—	(588)
Core earnings	$389	$144	$841	$645
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

COMMERCIAL LINES

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2015	2014	Change	2015	2014	Change
Written premiums	$1,655	$1,571	5%	$3,377	$3,240	4%
Change in unearned premium reserve	32	12	167%	171	140	22%
Earned premiums	1,623	1,559	4%	3,206	3,100	3%
Losses and loss adjustment expenses
Current accident year before catastrophes	909	934	(3%)	1,837	1,868	(2%)
Current accident year catastrophes	42	35	20%	100	95	5%
Prior accident years	21	12	75%	19	5	NM
Total losses and loss adjustment expenses	972	981	(1%)	1,956	1,968	(1%)
Amortization of DAC	237	230	3%	471	456	3%
Underwriting expenses	284	285	—%	579	502	15%
Dividends to policyholders	4	3	33%	9	7	29%
Underwriting gain	126	60	110%	191	167	14%
Net servicing income [1]	4	6	(33%)	8	9	(11%)
Net investment income	239	230	4%	496	486	2%
Net realized capital gains (losses)	(7)	(24)	71%	1	(56)	102%
Other income (expense)	2	4	(50%)	3	2	50%
Income before income taxes	364	276	32%	699	608	15%
Income tax expense	105	77	36%	200	167	20%
Net income	$259	$199	30%	$499	$441	13%

[1]	Includes servicing revenues of $20 and $31 for the three months ended June 30, 2015 and 2014, and $42 and $56 for the six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures [1]	2015	2014	2015	2014
New business premium	$289	$279	$579	$547
Standard commercial lines policy count retention	83%	83%	84%	83%
Standard commercial lines renewal written pricing increases	3%	5%	3%	6%
Standard commercial lines renewal earned pricing increases	4%	7%	4%	7%
Standard commercial lines policies in-force as of end of period (in thousands)			1,311	1,260

[1]	Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude middle market specialty programs and livestock lines of business.

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2015	2014	Change	2015	2014	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.0	59.9	3.9	57.3	60.3	3.0
Current accident year catastrophes	2.6	2.2	(0.4)	3.1	3.1	—
Prior year development	1.3	0.8	(0.5)	0.6	0.2	(0.4)
Total loss and loss adjustment expense ratio	59.9	62.9	3.0	61.0	63.5	2.5
Expense ratio	32.1	33.0	0.9	32.8	30.9	(1.9)
Policyholder dividend ratio	0.2	0.2	—	0.3	0.2	(0.1)
Combined ratio	92.2	96.2	4.0	94.0	94.6	0.6
Current accident year catastrophes and prior year development	3.9	3.0	(0.9)	3.7	3.3	(0.4)
Combined ratio before catastrophes and prior year development	88.4	93.1	4.7	90.3	91.4	1.1

Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Overview
Net income for the three months ended June 30, 2015, as compared to the prior year period, increased primarily due to a higher underwriting gain driven by earned premium growth and lower current accident year losses and loss adjustment expenses, as well as higher net investment income and lower net realized capital losses.
Net income for the six months ended June 30, 2015, as compared to the prior year period, increased primarily due to a higher underwriting gain driven by earned premium growth and lower current accident year losses and loss adjustment expenses, as well as a shift to net realized capital gains in the current year period from net realized capital losses in the prior year period. Underwriting expenses for the six months ended June 30, 2014 included a reduction of $49, before tax, in the Company's estimated liability for NY Assessments.
Revenues - Earned and Written Premiums
Earned premiums for the three and six months ended June 30, 2015, as compared to the prior year period, increased reflecting written premium growth over the preceding twelve months.
Written premiums, as compared to the prior year period, increased for the three months ended June 30, 2015 in all commercial lines. Written premium increases in standard commercial lines were driven primarily by higher renewal and audit premium, as well as new business premium growth in middle market and renewal written pricing increases. For the three months ended June 30, 2015 renewal written pricing increases averaged 3% in standard commercial, which includes 3% for small commercial and 2% for middle market, consistent with current loss costs trends. Written premium increases in specialty commercial were primarily the result of higher renewal written premium in both national accounts and contract surety.
Written premiums, as compared to the prior year period, increased for the six months ended June 30, 2015 in small commercial, middle market and specialty commercial. Written premium increases in standard commercial lines were driven primarily by higher renewal and audit premium, as well as new business premium growth and renewal written pricing increases. Written premium increases in specialty commercial were primarily the result of written premium growth in financial products and contract surety, partially offset by a decline in national accounts.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended June 30, 2015, as compared to the prior year period, decreased reflecting lower current accident year losses before catastrophes in standard commercial lines, partially offset by higher prior accident years development and higher current accident year catastrophes. Losses and loss adjustment expenses for the six months ended June 30, 2015, as compared to the prior year period, decreased reflecting lower current accident year losses before catastrophes in standard commercial lines, partially offset by higher prior accident years development.

•
The reduction in the current accident year loss and loss adjustment expense ratios before catastrophes for the three months ended June 30, 2015, as compared to the prior year period, was primarily driven by a lower loss and loss adjustment expense ratio in workers' compensation due to earned pricing increases, declining frequency and modestly higher severity, as well as favorable non-catastrophe property losses. Accordingly, the current accident year loss and loss adjustment expense ratio before catastrophes decreased by 3.9 points to 56.0 in 2015 from 59.9 in 2014.

The reduction in the current accident year loss and loss adjustment expense ratios before catastrophes for the six months ended June 30, 2015, as compared to the prior year period, was primarily driven by a lower loss and loss adjustment expense ratio in workers' compensation due to earned pricing increases and favorable frequency and severity trends. Accordingly, the current accident year loss and loss adjustment expense ratio before catastrophes decreased by 3.0 points to 57.3 in 2015 from 60.3 in 2014.

•
Current accident year catastrophe losses totaled $42, before tax, for the three months ended June 30, 2015, compared to $35, before tax, for the three months ended June 30, 2014. Catastrophe losses for both periods were primarily due to wind and hail events across various U.S. geographic regions.

Current accident year catastrophe losses totaled $100, before tax, for the six months ended June 30, 2015, compared to $95, before tax, for the six months ended June 30, 2014. Catastrophe losses for both periods were primarily due to winter storms and wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve strengthening of $21, before tax, for the three months ended June 30, 2015, compared to reserve strengthening of $12, before tax, for the three months ended June 30, 2014. Net reserve strengthening for the three months ended June 30, 2015 was primarily related to workers' compensation, commercial auto liability and 2012 accident year catastrophes. Net reserve strengthening for the three months ended June 30, 2014 was primarily related to auto liability, as well as workers' compensation discount accretion, partially offset by reductions in reserves for professional and general liability and 2013 accident year catastrophes.

Prior accident years reserve strengthening of $19, before tax, for the six months ended June 30, 2015, compared to reserve strengthening of $5, before tax, for the six months ended June 30, 2014. Net reserve strengthening for the six months ended June 30, 2015 was primarily related to workers' compensation and commercial auto liability, partially offset by reductions in reserves for professional and general liability reserves. Net reserve strengthening for the six months ended June 30, 2014 was primarily related to auto liability, as well as workers' compensation discount accretion, partially offset by reductions in reserves for professional and general liability and 2013 accident year catastrophes. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.
Underwriting Ratios
The combined ratio, before catastrophes and prior year development, decreased 4.7 points to 88.4 for the three months ended June 30, 2015 from 93.1 for the three months ended June 30, 2014. The decrease reflected a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. The combined ratio, before catastrophes and prior year development, decreased 1.1 points to 90.3 for the six months ended June 30, 2015 from 91.4 for the six months ended June 30, 2014. The expense ratio for the six months ended June 30, 2014 includes a 1.6 point favorable impact related to a reduction the Company's estimated liability for NY Assessments. Apart from the effect of the reduction in NY assessments in 2014, the current accident year loss and loss adjustment expense ratio before catastrophes decreased, partially offset by an increase in the expense ratio due to higher commissions.
Investment Results
Investment income increased for the three and six months ended June 30, 2015, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PERSONAL LINES

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2015	2014	Change	2015	2014	Change
Written premiums	$1,009	$1,003	1%	$1,948	$1,930	1%
Change in unearned premium reserve	43	57	(25%)	30	56	(46%)
Earned premiums	966	946	2%	1,918	1,874	2%
Losses and loss adjustment expenses
Current accident year before catastrophes	616	629	(2%)	1,234	1,219	1%
Current accident year catastrophes	97	161	(40%)	122	187	(35%)
Prior accident years	—	(3)	100%	(4)	(37)	89%
Total losses and loss adjustment expenses	713	787	(9%)	1,352	1,369	(1%)
Amortization of DAC	90	86	5%	180	171	5%
Underwriting expenses	155	147	5%	303	295	3%
Underwriting gain (loss)	8	(74)	111%	83	39	113%
Net servicing income	2	—	NM	3	—	NM
Net investment income	34	31	10%	69	66	5%
Net realized capital losses	(1)	(3)	67%	—	(8)	100%
Other income (expenses) [1]	18	(4)	NM	17	—	NM
Income (loss) before income taxes	61	(50)	NM	172	97	77%
Income tax expense (benefit)	20	(20)	NM	55	28	96%
Net income (loss)	$41	$(30)	NM	$117	$69	70%

[1]	Includes a benefit of $17 before tax in the three and six months ended June 30, 2015 from the resolution of litigation.

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2015	2014	Change	2015	2014	Change
Product Line
Automobile	$688	$680	1%	1,359	1,340	1%
Homeowners	321	323	(1%)	589	590	—%
Total	$1,009	$1,003	1%	1,948	1,930	1%
Earned Premiums
Product Line
Automobile	$665	$650	2%	1,320	1,286	3%
Homeowners	301	296	2%	598	588	2%
Total	$966	$946	2%	1,918	1,874	2%

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2015	2014	2015	2014
Policies in-force end of period (in thousands)
Automobile			2,049	2,041
Homeowners			1,296	1,325
New business written premium
Automobile	$96	$103	$197	$207
Homeowners	$29	$35	$56	$67
Policy count retention
Automobile	84%	86%	84%	86%
Homeowners	86%	87%	85%	87%
Renewal written pricing increase
Automobile	6%	5%	6%	5%
Homeowners	8%	8%	8%	8%
Renewal earned pricing increase
Automobile	6%	5%	6%	5%
Homeowners	8%	8%	8%	7%

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2015	2014	Change	2015	2014	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.8	66.5	2.7	64.3	65.0	0.7
Current accident year catastrophes	10.0	17.0	7.0	6.4	10.0	3.6
Prior year development	—	(0.3)	(0.3)	(0.2)	(2.0)	(1.8)
Total loss and loss adjustment expense ratio	73.8	83.2	9.4	70.5	73.1	2.6
Expense ratio	25.4	24.6	(0.8)	25.2	24.9	(0.3)
Combined ratio	99.2	107.8	8.6	95.7	97.9	2.2
Current accident year catastrophes and prior year development	10.0	16.7	6.7	6.2	8.0	1.8
Combined ratio before catastrophes and prior year development	89.1	91.1	2.0	89.5	89.9	0.4

	Three Months Ended June 30,			Six Months Ended June 30,
Product Combined Ratios	2015	2014	Change	2015	2014	Change
Automobile	98.3	100.1	1.8	96.9	96.4	(0.5)
Homeowners	100.7	125.6	24.9	92.9	101.4	8.5
Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Overview
Net income for the three months ended June 30, 2015, as compared to the prior period, increased primarily due to a higher underwriting gain driven by a decrease in current accident year catastrophes and an improvement in the combined ratio before catastrophes and prior year development. Net income for the six months ended June 30, 2015, as compared to the prior period, increased primarily due to a higher underwriting gain driven by a decrease in current accident year catastrophes, offset by lower favorable prior accident year development.
Revenues - Earned and Written Premiums
Earned and written premiums for the three and six months ended June 30, 2015, as compared to the prior year period, increased primarily due to renewal written and earned pricing increases. Policy count retention was lower for the three and six months ended June 30, 2015, as compared to the prior year period, driven in part by renewal written pricing increases.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three and six months ended June 30, 2015, as compared to the prior year period, decreased primarily reflecting lower current accident year catastrophe losses and lower favorable prior accident year development.

•
Current accident year losses and loss adjustment expenses before catastrophes decreased for the three months ended June 30, 2015, compared to the prior year period, as a result of lower frequency and severity of homeowners weather and fire-related claims partially offset by the effect of higher earned premiums and increased auto liability losses. The current accident year loss and loss adjustment expense ratio before catastrophes of 63.8 in 2015 decreased 2.7 points from 66.5 in 2014. The decrease primarily reflects lower frequency and severity of homeowners weather and fire related claims and strong earned pricing partially offset by higher auto liability losses.

Current accident year losses and loss adjustment expenses before catastrophes increased for the six months ended June 30, 2015, compared to the prior year period, as a result of the effect of higher earned premiums, increased auto liability losses and increased auto physical damage severity partially offset by lower frequency and severity of homeowners weather related claims. The current accident year loss and loss adjustment expense ratio before catastrophes of 64.3 in 2015 decreased 0.7 points from 65.0 in 2014. The decrease primarily reflects higher auto liability losses and increased physical damage severity, partially offset by strong earned pricing and lower frequency and severity of homeowners weather related claims.

•
Current accident year catastrophe losses of $97, before tax, for the three months ended June 30, 2015 compared to $161 for the prior year period. Catastrophe losses for both periods were primarily due to wind and hail events across various U.S. geographic regions.

Current accident year catastrophe losses of $122, before tax, for the six months ended June 30, 2015 compared to $187 for the prior year period. Catastrophe losses for both periods were primarily due to wind and hail events across various U.S. geographic regions.

•
Prior accident years reserve release of $0, before tax, for the three months ended June 30, 2015 compared to a release of $3, before tax, for the prior year period. Reserve releases for 2015 were primarily related to 2014 catastrophes and accident year 2014 auto physical damage claims offset by unfavorable development on accident year 2014 homeowners claims. Reserve releases for 2014 were primarily related to favorable development on accident year 2013 fire and water-related homeowners claims, and reserve releases related to fourth quarter 2013 catastrophes.

Prior accident years reserve release of $4, before tax, for the six months ended June 30, 2015 compared to a release of $37, before tax, for the prior year period. Reserve releases for 2015 were primarily related to 2014 catastrophes offset by unfavorable development on accident year 2014 auto physical damage and homeowners claims. Reserve releases for 2014 were primarily related to favorable development on accident year 2013 fire and water-related homeowners claims, and reserve releases related to fourth quarter 2013 catastrophes.For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Underwriting Ratios
The combined ratio, before current accident year catastrophes and prior year development, decreased 2.0 points to 89.1 for the three months ended June 30, 2015. The decrease primarily reflects a decrease in the current accident year catastrophe loss and loss adjustment expense ratio, partially offset by an increase in the expense ratio driven by higher AARP Direct acquisition costs. The combined ratio, before current accident year catastrophes and prior year development, decreased 0.4 points to 89.5 for the six months ended June 30, 2015.
Investment Results
Investment income increased for the three and six months ended June 30, 2015, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2015	2014	Change	2015	2014	Change
Losses and loss adjustment expenses	$199	$240	(17%)	$203	241	(16%)
Underwriting expenses	7	7	—%	13	14	(7%)
Underwriting loss	(206)	(247)	17%	(216)	(255)	15%
Net investment income	34	31	10%	69	66	5%
Net realized capital gains	2	2	—%	6	2	NM
Other income	1	2	(50%)	2	2	—%
Loss before income taxes	(169)	(212)	20%	(139)	(185)	25%
Income tax benefit	(58)	(68)	15%	(51)	(63)	19%
Net loss	$(111)	$(144)	23%	$(88)	$(122)	28%
Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Net loss decreased for the three and six months ended June 30, 2015, as compared to the prior year period, primarily due to a lower total amount of strengthening of asbestos and environmental reserves in connection with the Company's annual ground-up reserve evaluations.
Losses and loss adjustment expenses for the three and six months ended June 30, 2015 and 2014 include prior year loss reserve development of $146 and $212, before tax, respectively, related to asbestos reserves, and $52 and $27, respectively, related to environmental reserves. Reserve strengthening in 2015 was primarily related to an increase in reserves for asbestos and environmental claims due to greater than expected asbestos claim filings, including mesothelioma claims, from a small percentage of the Company's direct accounts. Reserve strengthening in 2014 was primarily related to an increase in reserves for asbestos and environmental claims, primarily due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. For information on asbestos and environmental reserves, see MD&A - Critical Accounting Estimates, Property & Casualty Other Operations Claims, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three months ended June 30,			Six months ended June 30,
Operating Summary	2015	2014	Change	2015	2014	Change
Premiums and other considerations [1]	$796	$777	2%	$1,576	$1,576	—%
Net investment income	95	95	—%	192	191	1%
Net realized capital gains	2	6	(67)%	1	14	(93)%
Total revenues	893	878	2%	1,769	1,781	(1)%
Benefits, losses and loss adjustment expenses	618	601	3%	1,216	1,198	2%
Amortization of deferred policy acquisition costs	8	7	14%	16	16	—%
Insurance operating costs and other expenses	191	195	(2)%	391	423	(8)%
Total benefits, losses and expenses	817	803	2%	1,623	1,637	(1)%
Income before income taxes	76	75	1%	146	144	1%
Income tax expense	20	20	—%	38	38	—%
Net income [1]	$56	$55	2%	$108	$106	2%

[1]
Group Benefits had a block of Association - Financial Institutions business that was subject to a profit sharing arrangement with third parties which was terminated on December 31, 2014. The Association - Financial Institutions business represented $19 of premiums and other considerations and $0 of net income for the three months ended June 30, 2014 and $63 of premiums and other considerations and $2 of net income for the six months ended June 30, 2014.

	Three months ended June 30,			Six months ended June 30,
Premiums and other considerations	2015	2014	Change	2015	2014	Change
Fully insured – ongoing premiums	$780	$761	2%	$1,543	$1,537	—%
Buyout premiums	—	—	—%	—	8	(100)%
Other	16	16	—%	33	31	6%
Total premiums and other considerations	$796	$777	2%	$1,576	$1,576	—%
Fully insured ongoing sales, excluding buyouts	$58	$45	29%	$358	$225	59%

	Three months ended June 30,			Six months ended June 30,
Ratios, excluding buyouts	2015	2014	Change	2015	2014	Change
Group disability loss ratio	80.8%	83.9%	3.1	81.3%	83.1%	1.8
Group life loss ratio	76.2%	72.4%	(3.8)	74.8%	70.1%	(4.7)
Total loss ratio	77.6%	77.3%	(0.3)	77.2%	75.9%	(1.3)
Expense ratio	25.0%	26.0%	1.0	25.8%	28.0%	2.2
Selected ratios excluding Association - Financial Institutions
Group life loss ratio, excluding Association - Financial Institutions	76.2%	72.6%	(3.6)	74.8%	73.3%	(1.5)
Loss ratio, excluding Association - Financial Institutions	77.6%	77.5%	(0.1)	77.2%	77.6%	0.4
Expense ratio, excluding Association - Financial Institutions	25.0%	25.8%	0.8	25.8%	26.6%	0.8

	Three months ended June 30,			Six months ended June 30,
After-tax margin	2015	2014	Change	2015	2014	Change
After-tax margin (excluding buyouts)	6.3%	6.3%	—	6.1%	6.0%	0.1
Effect of net capital realized gains (losses), net of tax on after-tax margin	—%	0.3%	(0.3)	—%	0.5%	(0.5)
After-tax core earnings margin (excluding buyouts)	6.3%	6.0%	0.3	6.1%	5.5%	0.6

Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Net income increased slightly for the three months ended June 30, 2015, as compared to the prior year period, due to higher premium and other considerations and lower insurance operating costs and other expenses partially offset by higher benefits, losses and loss adjustment expenses and lower net realized capital gains. Net income increased for the six months ended June 30, 2015, as compared to the prior year period, due to lower insurance operating costs and other expenses partially offset by higher benefits, losses and loss adjustment expenses and lower net realized capital gains.
Premiums and other considerations for the three and six months ended June 30, 2015, increased 2% and 0%, respectively, compared to the prior year period. Excluding the Association - Financial Institutions block of business, fully insured ongoing premiums increased 5% for both the three and six months ended June 30, 2015 compared to the prior year periods due to increased sales, strong persistency, and improved pricing. Insurance operating costs and other expenses decreased for the three and six months ended June 30, 2015, compared to the prior year period, primarily due to lower profit sharing expense related to the Association - Financial Institutions block of business.
Fully insured ongoing sales, excluding buyouts, increased by 29% and 59% for the three and six months ended June 30, 2015, respectively, as compared to the prior year periods, due to an increase in large case accounts.
The total loss ratio increased 0.3 points to 77.6% for the three months ended June 30, 2015, as compared to the prior year period due to adverse mortality in life and the impact of the Association - Financial Institutions block of business. Excluding the Association - Financial Institutions block of business, the loss ratio was essentially flat to prior year at 77.6% due to favorable disability results driven by improved incidence, pricing and continued long-term disability claim recoveries offset by unfavorable mortality in life.
The total loss ratio increased 1.3 points to 77.2% for the six months ended June 30, 2015, as compared to the prior year period due to the impact of the Association - Financial Institutions block of business and adverse mortality in life driven, in part, by higher severity. Excluding the Association - Financial Institutions block of business, the loss ratio improved 0.4 points to 77.2%, as compared to the prior year period, due to favorable disability results driven by improved incidence, pricing and continued long-term disability claim recoveries partially offset by adverse mortality in life.
The expense ratio improved 1.0 points and 2.2 points for the three and six months ended June 30, 2015, as compared to the prior year periods, primarily due to lower profit sharing expense related to the Association - Financial Institutions block of business.
The after-tax core earnings margin, excluding buyouts, improved 0.3 points and 0.6 points for the three and six months ended June 30, 2015, as compared to the prior year periods. The improvement for the three and six months ended June 30, 2015 was primarily due to improved margin excluding the Association - Financial Institutions block of business.
Investment income for the three months ended June 30, 2015 was flat to prior year and increased for the six months ended June 30, 2015 as compared to the prior year. For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2015	2014	Change	2015	2014	Change
Fee income and other	$184	$183	1%	$363	$357	2%
Total revenues	184	183	1%	363	357	2%
Amortization of DAC	6	7	(14)%	11	16	(31)%
Insurance operating costs and other expenses	144	144	—%	284	276	3%
Total benefits, losses and expenses	150	151	(1)%	295	292	1%
Income before income taxes	34	32	6%	68	65	5%
Income tax expense	12	11	9%	24	23	4%
Net income	$22	$21	5%	$44	$42	5%

Average Total Mutual Funds segment AUM	$95,797	$98,581	(3)%	$94,638	$97,797	(3)%
ROA, core earnings	9.2	8.5	8%	9.3	8.6	8%

Mutual Funds segment AUM
Mutual Fund AUM - beginning of period	$75,696	$73,346	3%	$73,035	$70,918	3%
Sales	3,989	3,910	2%	8,699	7,602	14%
Redemptions [3]	(3,739)	(4,348)	14%	(7,920)	(8,022)	1%
Net Flows	250	(438)	157%	779	(420)	NM
Change in market value and other	305	1,422	(79)%	2,437	3,832	(36)%
Mutual Fund AUM - end of period	$76,251	$74,330	3%	$76,251	$74,330	3%
Talcott AUM [1]	$19,406	$24,529	(21)%	$19,406	$24,529	(21)%
Total Mutual Funds segment AUM	$95,657	$98,859	(3)%	$95,657	$98,859	(3)%

Mutual Fund AUM by Asset Class
Equity	$47,841	$45,171	6%	$47,841	$45,171	6%
Fixed Income	13,844	14,942	(7)%	13,844	14,942	(7)%
Multi-Strategy Investments [2]	14,566	14,217	2%	14,566	14,217	2%
Mutual Fund AUM	$76,251	$74,330	3%	$76,251	$74,330	3%

[1]	Talcott AUM consist of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

[2]	Includes balanced, allocation, and alternative investment products.

[3]	Includes a $0.7 billion liquidation of the Company's target-date funds in the three months ended June 30,2014.
Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Net income for the three and six months ended June 30, 2015, compared to the prior year period, increased due to higher revenue partially offset by increased sub-advisory costs. The increase in revenue is the result of growth and retention of Mutual Fund AUM offset by the continued runoff of Talcott AUM.
The Mutual Funds segment average AUM decreased to $95.8 billion at June 30, 2015 from $98.6 billion at June 30, 2014 primarily resulting from a transfer to the HIMCO Variable Insurance Trust ("HVIT") assets within The Hartford of $2.7 billion in the fourth quarter of 2014. Mutual Fund AUM increased to $76.3 billion at June 30, 2015 from $74.3 billion at June 30, 2014 resulting from favorable market performance and increased sales.

TALCOTT RESOLUTION

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2015	2014	Change	2015	2014	Change
Earned premiums, fees and other	$288	$352	(18%)	$573	$705	(19%)
Net investment income	390	376	4%	772	776	(1%)
Realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(2)	(3)	33%	(7)	(7)	—%
Other net realized capital gains (losses)	13	4	NM	(7)	11	(164%)
Net realized capital gains (losses)	11	1	NM	(14)	4	NM
Total revenues	689	729	(5%)	1,331	1,485	(10%)
Benefits, losses and loss adjustment expenses	310	414	(25%)	648	823	(21%)
Amortization of DAC	50	42	19%	100	109	(8%)
Insurance operating costs and other expenses	119	145	(18%)	240	293	(18%)
Reinsurance gain on dispositions	(8)	—	NM	(8)	—	NM
Total benefits, losses and expenses	471	601	(22%)	980	1,225	(20%)
Income from continuing operations before income taxes	218	128	70%	351	260	35%
Income tax expense [1]	1	15	(93%)	23	31	(26%)
Income from continuing operations, net of tax	217	113	92%	$328	$229	43%
Loss from discontinued operations, net of tax [2]	—	(617)	100%	$—	$(588)	100%
Net income (loss)	$217	$(504)	143%	$328	$(359)	191%
Assets Under Management (end of period)
Variable annuity account value	$49,359	$58,350	(15%)
Fixed Market Value Adjusted annuity and other account value	8,516	9,429	(10%)
Institutional annuity account value	15,286	15,842	(4%)
Other account value [3]	90,572	91,935	(1%)
Total account value	$163,733	$175,556	(7%)
Variable Annuity Account Value
Account value, beginning of period	$51,500	$59,547	(14%)	$52,861	$61,812	(14%)
Net outflows	(2,079)	(3,056)	32%	(4,375)	(6,006)	27%
Change in market value and other	(62)	1,859	(103%)	873	2,544	(66)%
Account value, end of period	$49,359	$58,350	(15%)	$49,359	$58,350	(15%)

[1]	The three and six months ended June 30, 2015 include a federal income tax benefit of $48 related to conclusion of the 2007 to 2011 IRS audit.

[2]	Represents the income from operations of HLIKK. For additional information, see Note 13 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

[3]
Other account value includes $35.5 billion, $15.0 billion, and $40.1 billion as of June 30, 2015 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Other account value includes $37.7 billion, $14.9 billion, $39.3 billion at June 30, 2014 for the Retirement Plans, Individual Life, Private Placement Life Insurance businesses, respectively. Account values associated with the Retirement Plans and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance transactions.

Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Net income for the three and six months ended June 30, 2015, as compared to the prior year period, increased primarily due to a decrease in loss from discontinued operations due to the sale of HLIKK, lower insurance operating costs and other expenses, lower benefits and losses due to the continued run off of the variable annuity block and favorable unlock, partially offset by lower fee income due to the continued runoff of the variable annuity block.
For the three months ended June 30, 2015, as compared to the prior year period, net investment income increased primarily due to an increase in income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).
Account values for Talcott Resolution decreased to approximately $164 billion at June 30, 2015 from approximately $176 billion at June 30, 2014 primarily due to net outflows partially offset by market value appreciation in variable annuities. For the three months ended June 30, 2015 and six months ended June 30, 2015, variable annuity net outflows were approximately $2.1 billion and $4.4 billion, respectively, due to the continued runoff of the business and in-force management initiatives.
For the three months ended June 30, 2015, the annualized full surrender rate on variable annuities declined to 9.9% compared to 13.9% for the three months ended June 30, 2014. For the six months ended June 30, 2015, the annualized full surrender rate on variable annuities declined to 10.5% compared to 13.0% for the six months ended June 30, 2014. Contract counts decreased 12% for variable annuities at June 30, 2015 compared to June 30, 2014. These declines were primarily due to a lower impact from in-force management initiatives and lower surrender activity.
The effective tax rates in 2014 and 2013 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. The income tax provision for the three and six months ended June 30, 2015 includes a federal income tax benefit of $48 related to conclusion of the 2007 to 2011 IRS audit. For discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

CORPORATE

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2015	2014	Change	2015	2014	Change
Fee income [1]	$3	$4	(25%)	$5	$7	(29%)
Net investment income	4	5	(20%)	7	7	—%
Net realized capital gains	2	14	(86%)	20	5	NM
Total revenues	9	23	(61%)	32	19	68%
Insurance operating costs and other expenses [1]	13	28	(54%)	30	60	(50%)
Loss on extinguishment of debt	21	—	NM	21	—	NM
Interest expense	89	94	(5%)	183	189	(3%)
Total benefits, losses and expenses	123	122	1%	234	249	(6%)
Loss from continuing operations before income taxes	(114)	(99)	(15%)	(202)	(230)	12%
Income tax benefit	(43)	(35)	(23%)	(74)	(81)	9%
Net loss	$(71)	$(64)	(11%)	$(128)	$(149)	14%

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense included in insurance operating costs and other expenses.

Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Net loss increased for the three months ended June 30, 2015 compared to the prior year period primarily due to a decrease in net realized capital gains and a loss on extinguishment of debt in the second quarter of 2015, partially offset by a decrease in insurance operating costs and expenses.
Net loss decreased for the six months ended June 30, 2015 compared to the prior year period primarily due to an increase in net realized capital gains, and a decrease in insurance operating costs driven by a reduction in restructuring costs.
For further information on the loss on extinguishment of debt see Note 7 - Debt of Notes to Condensed Consolidated Financial Statements.
For discussion of investment results, see MD&A - Investment Results, Net Investment Income (loss) and Net Realized Capital Gains (losses).
For a reconciliation of the consolidated tax provision at the U.S. federal statutory rate of 35% to the provision (benefit) for income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of July 1, 2015:

Coverage	Treaty Term	% of Layer(s) Reinsurance	Per Occurrence Limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event [1]	1/1/2015 to 1/1/2016	90%	$850		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2015 to 6/1/2016	90%	$109	[2]	$41
Workers compensation losses arising from a single catastrophe event [3]	7/1/15 to 7/1/16	80%	$350		$100

[1]	Certain aspects of our catastrophe treaty have terms that extend beyond the traditional one year term.

[2]
The per occurrence limit on the FHCF treaty is $109 for the 6/1/2015 to 6/1/2016 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in January 2015.

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
The components of the gross and net reinsurance recoverables are summarized as follows:

Reinsurance Recoverables	As of June 30, 2015	As of December 31, 2014
Paid loss and loss adjustment expenses	$137	$133
Unpaid loss and loss adjustment expenses	2,857	2,868
Gross reinsurance recoverables	$2,994	$3,001
Less: Allowance for uncollectible reinsurance	(268)	(271)
Net reinsurance recoverables	$2,726	$2,730
Life Insurance Product Reinsurance Recoverables
Life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
The components of the gross and net reinsurance recoverables are as follows:

Reinsurance Recoverables	As of June 30, 2015	As of December 31, 2014
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	20,165	20,190
Gross reinsurance recoverables	$20,165	$20,190
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,165	$20,190
[1] No allowance for uncollectible reinsurance is required as of June 30, 2015 and December 31, 2014.
As of June 30, 2015, the Company has reinsurance recoverables from MassMutual and Prudential of $8.4 billion and $10.6 billion, respectively. As of December 31, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.4 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of June 30, 2015, the fair value of assets held in trust securing the Company's reinsurance recoverables from MassMutual and Prudential were $8.7 billion and $9.0 billion, respectively. Net of invested assets held in trust, as of June 30, 2015, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.
For further explanation of the Company's Insurance Risk Management strategy, see MD&A Enterprise Risk Management Insurance Risk Management in The Hartford's 2014 Form 10-K Annual Report.
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
Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated fixed payout annuity. In addition, the Company’s Talcott Resolution operations issued non-U.S. dollar denominated funding agreement liability contracts. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
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
Liabilities
The Company has foreign currency exchange risk associated with a yen denominated fixed payout annuity. The Company has entered into pay U.S. dollar, receive yen swap contracts to hedge the currency exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
The Company’s Talcott Resolution operations issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps.
Equity Risk
Equity risk is defined as the risk of financial loss due to changes in the value of global equities or equity indices. The Company has exposure to equity risk from assets under management, embedded derivatives within the Company’s variable annuities and assets that support the Company’s pension plans. Equity Risk on the Company’s variable annuity products is mitigated through various hedging programs. (See the Variable Annuity Hedging Program Section).
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

Generally, increases in equity markets will have the inverse impact of those listed in the preceding discussion. For additional information, see Risk Hedging - Variable Annuity Hedging Program section.
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
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $49.4 billion and $52.9 billion as of June 30, 2015 and December 31, 2014, respectively.
The following table summarizes the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of June 30, 2015
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	$49.4	$3.7	$0.8	33%	10%
GMWB	22.8	0.2	0.1	7%	11%

Total Variable Annuity Guarantees
As of December 31, 2014
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	$52.9	$3.8	$0.8	23%	14%
GMWB	24.8	0.2	0.1	6%	11%

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
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC, and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of June 30, 2015 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis	As of June 30, 2015
(before tax and DAC) [1]	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(26)	$(11)	$8	$156	$65	$(44)
Interest Rates	-50 bps	-25 bps	+ 25 bps	-50 bps	-25 bps	+25 bps
Potential Net Fair Value Impact	$(1)	$—	$(1)	$13	$6	$(6)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(9)	$(1)	$4	$103	$21	$(100)

[1]	These sensitivities are based on the following key market levels as of June 30, 2015: 1) S&P of 2063; 2) 10yr US swap rate of 2.54%; and 3) S&P 10yr volatility of 27.41%.
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
The Company has reinsured approximately 31% of its risk associated with GMWB and 79% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design and expense management.

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
As of June 30, 2015, the Company had no exposures to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders’ equity, other than the U.S. government. Net of invested assets held in trust, as of June 30, 2015, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity. For further discussion of concentration of credit risk, see MD&A - Enterprise Risk Management, Insurance Risk Management, Reinsurance as a Risk Management Strategy and the Concentration of Credit Risk section in Note 5 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in The Hartford’s 2014 Form 10-K Annual Report.

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
For the Company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2015, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
For the six months ended June 30, 2015, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	June 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,406	$7,694	13.0%	$7,135	$7,596	12.8%
AAA	7,454	7,675	13.0%	6,963	7,251	12.2%
AA	9,683	10,298	17.4%	9,258	10,056	16.9%
A	15,304	16,265	27.5%	15,250	16,717	28.2%
BBB	13,321	13,952	23.6%	13,464	14,397	24.2%
BB & below	3,171	3,244	5.5%	3,292	3,367	5.7%
Total fixed maturities, AFS	$56,339	$59,128	100%	$55,362	$59,384	100%
The value of securities in the AAA categories increased as compared to December 31, 2014, primarily due to purchases of certain asset-backed-securities ("ABS"), commercial mortgaged-backed securities ("CMBS"), and securities backed by states, municipalities and political subdivisions ("municipal bonds"). Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities and equity, FVO.

Securities by Type
	June 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,391	$11	$(27)	$2,375	4.0%	$2,052	$14	$(28)	$2,038	3.4%
Small business	138	10	(4)	144	0.2%	166	14	(8)	172	0.3%
Other	362	9	—	371	0.6%	252	11	(1)	262	0.4%
Collateralized debt obligations ("CDOs")
CLOs	2,659	8	(13)	2,654	4.5%	2,279	4	(17)	2,266	3.8%
Commercial real estate ("CREs")	88	69	(1)	156	0.3%	114	88	(9)	193	0.3%
Other [1]	383	29	(1)	408	0.7%	383	6	(10)	382	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	1,171	43	(3)	1,211	2.0%	1,136	45	(1)	1,180	2.0%
Bonds	2,740	94	(15)	2,819	4.8%	2,594	126	(4)	2,716	4.6%
Interest only (“IOs”)	622	22	(10)	634	1.1%	505	25	(11)	519	0.9%
Corporate
Basic industry	1,306	76	(18)	1,364	2.3%	1,673	105	(22)	1,756	3.0%
Capital goods	1,804	140	(12)	1,932	3.3%	1,880	192	(4)	2,068	3.5%
Consumer cyclical	1,840	93	(10)	1,923	3.3%	1,647	128	(8)	1,767	3.0%
Consumer non-cyclical	3,561	219	(27)	3,753	6.3%	3,473	335	(5)	3,803	6.4%
Energy	2,591	186	(31)	2,746	4.6%	3,092	252	(49)	3,295	5.5%
Financial services	5,528	281	(61)	5,748	9.7%	4,942	405	(94)	5,253	8.9%
Tech./comm.	3,399	267	(28)	3,638	6.2%	3,150	370	(12)	3,508	5.9%
Transportation	855	58	(7)	906	1.5%	891	82	(4)	969	1.6%
Utilities	4,139	342	(40)	4,441	7.5%	4,278	496	(13)	4,761	8.0%
Other	144	15	—	159	0.3%	162	17	—	179	0.3%
Foreign govt./govt. agencies	1,291	46	(24)	1,313	2.2%	1,592	73	(29)	1,636	2.8%
Municipal bonds
Taxable	1,165	86	(15)	1,236	2.1%	1,135	135	(2)	1,268	2.1%
Tax-exempt	10,280	801	(19)	11,062	18.8%	10,600	1,006	(3)	11,603	19.6%
RMBS
Agency	2,244	78	(5)	2,317	3.9%	2,448	98	(2)	2,544	4.3%
Non-agency	96	1	—	97	0.2%	81	3	—	84	0.1%
Alt-A	59	1	—	60	0.1%	55	1	—	56	0.1%
Sub-prime	1,492	18	(15)	1,495	2.5%	1,231	20	(17)	1,234	2.1%
U.S. Treasuries	3,991	195	(20)	4,166	7.0%	3,551	326	(5)	3,872	6.5%
Fixed maturities, AFS	56,339	3,198	(406)	59,128	100%	55,362	4,377	(358)	59,384	100%
Equity securities
Financial services	152	10	—	162	18.9%	149	13	—	162	23.2%
Other	673	46	(25)	694	81.1%	527	37	(27)	537	76.8%
Equity securities, AFS	825	56	(25)	856	100%	676	50	(27)	699	100%
Total AFS securities	$57,164	$3,254	$(431)	$59,984		$56,038	$4,427	$(385)	$60,083
Fixed maturities, FVO				$553					$488
Equity, FVO [3]				$—					$348

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of June 30, 2015.

The decrease in the fair value of AFS securities as compared to December 31, 2014 is primarily attributable to an increase in interest rates, partially offset by the reinvestment of short-term assets into fixed maturities, as well as the purchase of U.S. Treasuries with the proceeds received from repurchase agreements. The Company has reduced its allocation to tax-exempt municipal bonds in favor of other investments that provide greater after-tax economic return potential given current market conditions and the Company’s tax position. For further information on repurchase agreements refer to Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
Energy Exposure
Market values of securities in the energy sector have continued to experience volatility in the first half of 2015. After experiencing a steep decline in prices in the second half of 2014, the price of oil has begun to recover in the first half 2015, though oil prices remain volatile. The continued price volatility has caused credit spreads to widen for corporate and sovereign issuers that generate a large portion of their revenues from oil, and have yet to fully recover. The impact was more pronounced on issuers with below investment grade credit. Ultimately, the impact on these issuers will be determined by the severity and duration of the decline in oil prices and the ability of the issuers to adjust their cost structure or find other sources of revenue.
The Company has limited direct exposure within its investment portfolio to the energy sector, totaling only 4% of total invested assets as of June 30, 2015, and is primarily comprised of corporate debt. As a result of continued volatility in prices, the Company reduced the amortized cost of its exposure to the energy sector during the first half of 2015 by $710. The Company's energy sector investments as of June 30, 2015 are primarily comprised of investment grade securities and the exposure is diversified by issuer and in different sub-sectors of the energy market. The following table summarizes the Company's exposure to the energy sector by sector and credit quality.

	June 30, 2015
	Corporate & Equity Securities [1]		Foreign govt./govt. agencies [1][2]		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment grade	$2,365	$2,545	$180	$178	$2,545	$2,723
Below investment grade	251	237	15	14	266	251
Equity, AFS	17	16	—	—	17	16
Total energy exposure	$2,633	$2,798	$195	$192	$2,828	$2,990

	December 31, 2014
	Corporate & Equity Securities [1]		Foreign govt./govt. agencies [1][2]		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment grade	$2,923	$3,162	$268	$266	$3,191	$3,428
Below investment grade	288	266	36	32	324	298
Equity, AFS	23	21	—	—	23	21
Total energy exposure	$3,234	$3,449	$304	$298	$3,538	$3,747

[1]
Included in fixed maturities, AFS and FVO, equity, AFS and short-term investments on the Condensed Consolidated Balance Sheets. Excludes equity securities, FVO with cost and fair value of $45 and $45, respectively, as of December 31, 2014, that are hedged with total return swaps. The Company did not hold any equity securities, FVO as of June 30, 2015.

[2]	Includes sovereigns for which oil exports are greater than 4% of gross domestic product.
The Company manages the credit risk associated with the energy sector within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis. The Company considers alternate scenarios including oil prices remaining at low levels for an extended period and/or declining significantly below current levels. For additional details regarding the Company’s management of credit risks, see the Credit Risk Section of this MD&A. The Company has evaluated all available-for-sale securities for potential OTTI as of June 30, 2015 and December 31, 2014 and concluded that for the securities in an unrealized loss position, it is more likely than not that we will recover our entire amortized cost basis in the securities. In addition, the Company does not currently have the intent-to-sell, nor will we be required to sell, the securities in an unrealized loss position. For additional details regarding the Company’s impairment process, see the Other-Than-Temporary Impairments Section of this MD&A.

Emerging Market Exposure
Emerging market securities have been negatively impacted by sustained lower U.S. and European interest rates, increased political tension in eastern Europe, softer-than-expected economic growth, as well as trade and budget deficits, raising the potential for destabilizing capital outflows and rapid currency depreciation, causing bondholders to demand a higher yield which caused the fair value of securities held to decline. As mentioned in the preceding discussion, the decline in oil prices that has continued into 2015 has put added strain on certain emerging markets that rely on revenues derived from the energy sector. As a result of these factors, credit spreads for certain emerging market securities have been volatile and we expect continued sensitivity to geopolitical events, the ongoing evolution of Fed policy and other economic factors, including contagion risk.
The Company has limited direct exposure within its investment portfolio to emerging market issuers, totaling only 2% of total invested assets as of June 30, 2015, and is primarily comprised of sovereign and corporate debt issued in U.S. dollars. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The following table presents the Company’s exposure to securities within certain emerging markets currently under the greatest stress, defined as countries that had a sovereign S&P credit rating of B- or below; or countries that have had a current account deficit and have an average inflation level greater than 5% for the past six months, as of either June 30, 2015 or December 31, 2014.

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Brazil	$28	$26	$123	$120
India	26	26	37	37
Indonesia	60	58	82	80
Kazakhstan	50	47	79	73
Lebanon	12	12	29	29
South Africa	40	39	54	53
Turkey	57	55	65	67
Uruguay	13	12	16	17
Other	85	83	106	103
Total [1]	$371	$358	$591	$579

[1]
Includes an amortized cost and fair value of $176 and $166, respectively, as of June 30, 2015 and an amortized cost and fair value of $137 and $131, respectively, as of December 31, 2014 included in the exposure to the preceding energy sector table.

The Company manages the credit risk associated with emerging market securities within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis subject to diversification and individual credit risk management limits. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A.
Due to the continued decline in oil prices, the Company significantly reduced its exposure during the first half of 2015 to countries that rely on the energy sector as a main source of their Gross Domestic Product ("GDP"), such as Brazil.
Financial Services
The Company’s exposure to the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturity, AFS and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

	June 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$42	$44	$2	$31	$34	$3
AA	520	541	21	401	436	35
A	3,072	3,201	129	2,610	2,804	194
BBB	1,750	1,806	56	1,681	1,734	53
BB & below	296	318	22	368	407	39
Total	$5,680	$5,910	$230	$5,091	$5,415	$324
The Company's exposure to the financial services sector increased as compared to December 31, 2014 due to purchases of investment grade corporate securities, partially offset by a decrease in valuations as a result of higher interest rates.

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
CMBS – Bonds [1]

June 30, 2015
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2004 & Prior	$12	$12	$53	$59	$—	$—	$—	$—	$5	$7	$70	$78
2005	118	128	53	55	45	45	44	44	14	14	274	286
2006	259	264	89	94	153	159	62	64	22	23	585	604
2007	224	231	167	178	68	72	36	36	51	53	546	570
2008	39	42	—	—	—	—	—	—	—	—	39	42
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	56	61	—	—	—	—	16	15	—	—	72	76
2012	40	41	—	—	18	18	30	29	—	—	88	88
2013	16	16	95	98	74	78	9	10	1	1	195	203
2014	349	356	66	67	64	63	6	6	2	2	487	494
2015	93	90	122	120	90	88	50	49	—	—	355	347
Total	$1,235	$1,272	$645	$671	$512	$523	$253	$253	$95	$100	$2,740	$2,819
Credit protection	33.1%		25.4%		20.9%		19.9%		24.3%		27.5%

December 31, 2014
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2004 & Prior	$13	$13	$58	$64	$7	$7	$—	$—	$15	$20	$93	$104
2005	175	188	78	80	99	101	83	84	46	46	481	499
2006	287	300	108	115	121	127	63	66	22	23	601	631
2007	211	221	169	182	78	82	31	31	72	73	561	589
2008	40	43	—	—	—	—	—	—	—	—	40	43
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	56	62	—	—	—	—	6	6	—	—	62	68
2012	40	41	—	—	14	14	12	12	—	—	66	67
2013	16	16	95	99	71	76	12	13	—	—	194	204
2014	350	360	64	66	53	54	—	—	—	—	467	480
Total	$1,217	$1,275	$572	$606	$443	$461	$207	$212	$155	$162	$2,594	$2,716
Credit protection	33.0%		25.7%		20.2%		19.5%		18.0%		27.2%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $88 and $156, respectively, as of June 30, 2015, and $114 and $193 respectively, as of December 31, 2014. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.

In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, or may include participations. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of June 30, 2015, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	June 30, 2015			December 31, 2014
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$51	$(5)	$46	$51	$(5)	$46
Whole loans	5,487	(16)	5,471	5,333	(13)	5,320
A-Note participations	140	—	140	154	—	154
B-Note participations	17	—	17	17	—	17
Mezzanine loans	19	—	19	19	—	19
Total	$5,714	$(21)	$5,693	$5,574	$(18)	$5,556

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Since December 31, 2014, the Company funded $410 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 64% and a weighted average yield of 3.7%. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of June 30, 2015 or December 31, 2014.
Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's available-for-sale investments in municipal bonds.

	June 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$2,164	$2,315	AA	$2,259	$2,480	AA
Pre-Refunded [1]	700	749	AAA	716	748	AAA
Revenue
Transportation	1,501	1,649	A+	1,599	1,781	A+
Health Care	1,473	1,585	AA-	1,412	1,560	AA-
Water & Sewer	1,236	1,315	AA	1,204	1,308	AA
Education	1,156	1,236	AA	1,115	1,232	AA
Sales Tax	781	849	AA-	916	1,020	AA-
Leasing [2]	784	851	AA-	772	858	AA-
Power	702	752	A+	739	814	A+
Housing	112	114	AA	148	153	AA
Other	836	883	AA-	855	917	AA-
Total Revenue	8,581	9,234	AA-	8,760	9,643	AA-
Total Municipal	$11,445	$12,298	AA-	$11,735	$12,871	AA-

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

As of June 30, 2015 the largest issuer concentrations were the state of California, the state of Massachusetts, and New York State Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were comprised of general obligation and revenue bonds. December 31, 2014, the largest issuer concentrations were the states of Illinois, California and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds.
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

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Hedge funds	$1,258	41.5%	$1,187	40.3%
Mortgage and real estate funds	523	17.2%	561	19.1%
Mezzanine debt funds	55	1.8%	61	2.1%
Private equity and other funds	1,197	39.5%	1,133	38.5%
Total	$3,033	100%	$2,942	100%
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $431 as of June 30, 2015, and has increased $46, or 12%, from December 31, 2014 due to an increase in interest rates. As of June 30, 2015, $404 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $27 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are corporate securities within the energy and commodity sectors, as well as securities with exposure to commercial real estate that have market spreads that continue to be wider than the spreads at the securities' respective purchase dates. Unrealized losses on corporate debt securities in the energy and commodity sectors are primarily the result of the recent decline in oil prices previously discussed; see Exposure to the Energy Sector in the Investment Portfolio Risks and Risk Management section of this MD&A. Unrealized losses on securities with exposure to commercial real estate are largely due to the continued market and economic uncertainties surrounding the performance of certain structures or vintages. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities with exposure to commercial real estate have sufficient credit protection levels to receive contractually obligated principal and interest payments.
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

The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position:

	June 30, 2015				December 31, 2014
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	2,102	$9,616	$9,425	$(191)	1,412	$4,014	$3,963	$(51)
Greater than three to six months	592	1,953	1,895	(58)	643	1,739	1,665	(74)
Greater than six to nine months	352	647	628	(19)	220	417	404	(13)
Greater than nine to eleven months	305	637	610	(27)	102	148	142	(6)
Twelve months or more	606	2,980	2,841	(136)	688	4,667	4,429	(241)
Total	3,957	$15,833	$15,399	$(431)	3,065	$10,985	$10,603	$(385)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the preceding table):

	June 30, 2015				December 31, 2014
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	123	$46	$35	$(11)	137	$152	$113	$(39)
Greater than three to six months	34	13	10	(3)	39	17	11	(6)
Greater than six to nine months	45	24	17	(7)	11	4	1	(3)
Greater than nine to eleven months	18	4	2	(2)	9	1	—	(1)
Twelve months or more	46	10	6	(4)	49	31	19	(12)
Total	266	$97	$70	$(27)	245	$205	$144	$(61)
[1]Unrealized losses exclude the fair value of bifurcated embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
CRE CDOs	$—	$—	$1	$—
IOs	1	—	1
Corporate	7	4	12	22
Equity	—	—	1	2
Municipal	1	1	1	1
RMBS
Agency	—	1	—	3
Sub-prime	—	1	1	1
Foreign government	—	—	4
Other	2	—	2	—
Total	$11	$7	$23	$29
Three and six months ended June 30, 2015
For the three and six months ended June 30, 2015, impairments recognized in earnings were comprised of securities that the Company intends to sell of $8 and $17, respectively, credit impairments of $1 and $4, respectively, and other impairments of $2 and $2, respectively.
Impairments for the the three and six months ended June 30, 2015 were primarily impairments on securities the Company has made the decision to sell. Credit impairments for the three and six months ended June 30, 2015 were primarily identified through security specific reviews and resulted from changes in the financial condition and near term prospects of certain issuers. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.

Non-credit impairments recognized in other comprehensive income were $2 for the three and six months ended June 30, 2015. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
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
Three and six months ended June 30, 2014
For the three and six months ended June 30, 2014, impairments recognized in earnings were comprised of credit impairments of $4 and $22, respectively, securities that the Company intends to sell of $3 and $5, respectively, and impairments on equity securities of $0 and $2, respectively. Credit impairments for the three and six months ended June 30, 2014, were primarily concentrated in corporate securities.

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
As of June 30, 2015, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.5 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payment of 7.3% senior notes of $167 at maturity, interest payments on debt of approximately $335 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $330.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of June 30, 2015, there were no amounts outstanding with the HFSG holding company.
Debt
On May 27, 2015 the Company redeemed for cash the entire $296 aggregate principal amount outstanding of 4.0% senior notes due October 15, 2017 for $317 including a make-whole premium. The Company financed the redemption of the 4.0% senior notes with cash on hand. The Company plans to repay $275 of 5.5% senior notes due October 2016 upon maturity, in addition to the previously announced repayment of 7.3% senior notes due November 2015 upon maturity.
In July 2015, the Board of Directors authorized the extension of the existing debt capital management program through December 31, 2016. Under the program, the Company expects to use the remaining authorization of approximately $180 for other debt capital management actions during 2015 and 2016. Any debt capital management actions are dependent on market conditions and other factors.
Equity
As of June 30, 2015, the Company has $479 remaining under its existing equity repurchase program authorization. In July 2015, the Board of Directors approved a $1.6 billion increase in and extension of the Company's authorized equity repurchase program bringing the total authorization for equity repurchases to $4.375 billion for the period January 1, 2014 through December 31, 2016. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.
During the three and six months ended June 30, 2015, the Company repurchased 6.0 million and 12.1 million common shares, respectively, for $250 and $500, respectively. During the period July 1, 2015 to July 22, 2015, the Company repurchased 1.6 million common shares for $71.
Dividends
On July 27, 2015, The Hartford's Board of Directors declared a quarterly dividend of $0.21 per common share payable on October 1, 2015 to common shareholders of record as of September 1, 2015.
On May 21, 2015, The Hartford's Board of Directors declared a quarterly dividend of $0.18 per common share payable on July 1, 2015 to common shareholders of record as of June 1, 2015.
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

Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21), and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a 2015 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined to what extent contributions may be made to the U.S. qualified defined benefit pension plan in 2015. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during the remainder of 2015 to make this determination.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of Hartford Life Inc. ("HLI") and other factors. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiaries, regulatory capital requirements and liquidity requirements of the individual operating company.
The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. During the first six months of 2015, HFSG Holding Company received no dividends from its property-casualty insurance subsidiaries and dividends of approximately $650 through a series of transactions with HLI’s life insurance subsidiaries.
In July 2015, HFSG Holding Company received approximately $900 in dividends from a series of transactions with its property-casualty and life insurance subsidiaries.  HLI paid a $500 dividend to its parent, Hartford Holdings, Inc. (“HHI”) which used $100 of this amount to pay down its obligation under an intercompany note with Hartford Fire Insurance Company ("Hartford Fire") and used the remaining $400 to pay a dividend to the HFSG Holding Company.  Hartford Fire paid a $500 dividend to the HFSG Holding Company, inclusive of the note payment from HHI.
Over the remainder of 2015, HSFG Holding Company anticipates receiving additional net dividends of approximately $200 from its property-casualty insurance subsidiaries and an additional $50 of ordinary dividends from Hartford Life and Accident Insurance Company. Hartford Life Insurance Company ("HLIC") has no ordinary dividend capacity for the remainder of 2015.
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

Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of June 30, 2015, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford has as agreement with a dealer under a commercial paper program. While The Hartford’s maximum borrowings available under its commercial paper program are $1.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of June 30, 2015 there is no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.0 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of June 30, 2015, there were no borrowings outstanding under the Credit Facility. As of June 30, 2015, the Company was in compliance with all financial covenants under the Credit Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2015 is $1.0 billion. Of this $1.0 billion the legal entities have posted collateral of $1.3 billion in the normal course of business. In addition, the Company has posted collateral of $38 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2015 a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of June 30, 2015, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $294 and $2, respectively.
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
As of June 30, 2015 Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$25,391
Short-term investments	1,052
Cash	170
Less: Derivative collateral	171
Total	$26,442
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $43 billion of cash and total general account invested assets, which includes a significant short-term investment position to meet liquidity needs.
As of June 30, 2015 Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$33,301
Short-term investments	1,705
Cash	322
Less: Derivative collateral	1,326
Total	$34,002
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
HLIC, an indirect wholly-owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. The CTDOI will permit HLIC to pledge up to $1.39 billion in qualifying assets to secure FHLBB advances for 2015. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of June 30, 2015, HLIC had no advances outstanding under the FHLBB facility.

As of
Contractholder Obligations	June 30, 2015
Total Life contractholder obligations	$182,926
Less: Separate account assets [1]	131,489
General account contractholder obligations	$51,437
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$21,886
U.S. Fixed MVA annuities and Other [3]	8,516
Guaranteed investment contracts (“GIC”) [4]	26
Other [5]	21,009
General account contractholder obligations	$51,437

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

[3]
Relates to annuities that are recorded in the general account (under U.S. GAAP as the contractholders are subject to the Company's credit risk, although these annuities are held in a statutory separate account. In the statutory separate account, Life Operations is required to maintain invested assets with a fair value greater than or equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, Life Operations is required to contribute additional capital to the statutory separate account. Life Operations will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are at least equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life Operations.

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
Capitalization
The capital structure of The Hartford consists of debt and stockholders’ equity, summarized as follows:

	June 30, 2015	December 31, 2014	Change
Short-term debt (includes current maturities of long-term debt)	$167	$456	(63)%
Long-term debt	5,358	5,653	(5)%
Total debt [1]	5,525	6,109	(10)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	18,039	17,792	1%
AOCI, net of tax	188	928	(80)%
Total stockholders’ equity	$18,227	$18,720	(3)%
Total capitalization including AOCI	$23,752	$24,829	(4)%
Debt to stockholders’ equity	30%	33%
Debt to capitalization	23%	25%

[1]	Total debt of the Company excludes $59 and $71 of consumer notes as of June 30, 2015 and December 31, 2014, respectively.
The Hartford’s total capitalization decreased $1,077, or 4.3%, from December 31, 2014 to June 30, 2015 primarily due to a decrease in AOCI, net of tax. AOCI, net of tax, decreased from December 31, 2014 to June 30, 2015 primarily due to a reduction in net unrealized capital gains from securities.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 11 - Changes In and Reclassifications From Accumulated Other Comprehensive Income, and Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Cash Flows

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$1,109	$510
Net cash provided by investing activities	$468	$1,729
Net cash used for financing activities	$(1,468)	$(2,040)
Cash – end of period	$493	$1,512
Cash provided by operating activities increased in 2015 as compared to the prior year period primarily a result of a decrease in claims paid, partially offset by a decrease in cash received for other fees and considerations.
Cash provided by investing activities in 2015 primarily relates to net proceeds from short-term investments of $1.6 billion, partially offset by net payments for available-for-sale securities of $567. Cash provided by investing activities in 2014 primarily relates to net proceeds from available for sale securities of $2.1 billion, proceeds from business sold of $963, partially offset by a change in short-term investments of $1.5 billion.
Cash used for financing activities in 2015 consists primarily of repayment of debt of $585, net withdrawals for investments and universal life products of $546, and acquisition of treasury stock of $500, partially offset by $311 in proceeds from securities sold under repurchase agreements. Cash used for financing activities in 2014 consists primarily of $1.1 billion related to net activity for investments and universal life products, repayment of debt of $200, and acquisition of treasury stock of $651.
Operating cash flows for the six months ended June 30, 2015 have been adequate to meet liquidity requirements.
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
On May 1, 2015 A.M. Best upgraded the issuer credit ratings and senior debt ratings of The Hartford Financial Services Group, Inc. (“HFSG”) to a- from bbb+ and upgraded the commercial paper ratings of HFSG to AMB-1 from AMB-2.  A.M. Best also upgraded the financial strength rating of Hartford Fire Insurance Company to A+ from A.  The outlooks for HFSG and Hartford Fire Insurance Company have been revised to stable from positive. A.M. Best affirmed the financial strength ratings of Hartford Life and Accident Insurance Company, Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company with a stable outlook.
The following table summarizes The Hartford’s significant member companies’ financial strength ratings from the major independent rating organizations as of July 22, 2015.

Insurance Financial Strength Ratings:	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A	A	A2
Hartford Life Insurance Company	A-	BBB+	Baa2
Hartford Life and Annuity Insurance Company	A-	BBB+	Baa2
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa2
Commercial paper	AMB-1	A-2	P-2
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

Statutory Surplus
The following table sets forth statutory surplus for the Company’s insurance companies.

	June 30, 2015	December 31, 2014
U.S. life insurance subsidiaries	$6,550	$7,157
Property & Casualty insurance subsidiaries	8,665	8,069
Total	$15,215	$15,226
Statutory capital and surplus for the U.S. life insurance subsidiaries decreased by $607, primarily due to dividends and returns of capital of $650 and decreases in admitted deferred income tax of $334, partially offset by variable annuity surplus impacts of $258.
Statutory capital and surplus for property and casualty increased by $596, primarily due to statutory net income of $638, partially offset by a reduction in deferred income tax of $131.
Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 9 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
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
Social Security Disability Insurance ("SSDI")
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
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2015.
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
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In March 2015, the plaintiffs filed a new complaint that, among other things, removed The Hartford Small Company Fund as a plaintiff. HFMC and HIFSCO dispute the allegations and moved for summary judgment in June 2015. At the same time, plaintiffs moved for partial summary judgment with respect to The Hartford Capital Appreciation Fund.
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
Purchases of Equity Securities by the Issuer
The Company’s repurchase authorization permits purchases of common stock, as well as warrants or other derivative securities. Repurchases may be made in the open market, through derivative, accelerated share repurchase and other privately negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
In July 2015, the Board of Directors approved a $1.6 billion increase in and extension of the Company's authorized equity repurchase program bringing the total authorization for equity repurchases to $4.375 billion for the period January 1, 2014 through December 31, 2016.
The following table summarizes the Company’s repurchases of its common stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2015 - April 30, 2015	2,224,485	$41.96	2,224,485	$636
May 1, 2015 - May 31, 2015	2,063,320	$41.50	2,063,320	$550
June 1, 2015 - June 30, 2015	1,700,784	$41.84	1,700,784	$479
Total	5,988,589	$41.77	5,988,589

Item 6.	EXHIBITS

See Exhibits Index on page	129.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	July 27, 2015	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2015
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

*10.01	The Hartford 2014 Incentive Stock Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors **

15.01	Deloitte & Touche LLP Letter of Awareness.**

31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.02	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.