Form 10-Q
period 2015-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2015-10-26
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 21, 2015, there were outstanding 409,609,906 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014 and the statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 26, 2015

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2015	2014	2015	2014
	(Unaudited)
Revenues
Earned premiums	$3,404	$3,337	$10,117	$9,958
Fee income	448	524	1,376	1,522
Net investment income	730	810	2,335	2,402
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(42)	(15)	(67)	(46)
OTTI losses recognized in other comprehensive income (loss) (“OCI”)	2	1	4	3
Net OTTI losses recognized in earnings	(40)	(14)	(63)	(43)
Other net realized capital gains (losses)	(4)	83	33	73
Total net realized capital gains (losses)	(44)	69	(30)	30
Other revenues	24	29	66	85
Total revenues	4,562	4,769	13,864	13,997
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,710	2,624	8,085	8,223
Amortization of deferred policy acquisition costs ("DAC")	434	580	1,212	1,348
Insurance operating costs and other expenses	971	976	2,829	2,889
Loss on extinguishment of debt	—	—	21	—
Reinsurance gain on dispositions	(20)	—	(28)	—
Interest expense	88	93	271	282
Total benefits, losses and expenses	4,183	4,273	12,390	12,742
Income from continuing operations before income taxes	379	496	1,474	1,255
Income tax expense	7	108	222	251
Income from continuing operations, net of tax	372	388	1,252	1,004
Income (loss) from discontinued operations, net of tax	9	—	9	(588)
Net income	$381	$388	$1,261	$416
Income from continuing operations, net of tax, per common share
Basic	$0.90	$0.89	$2.99	$2.25
Diluted	$0.88	$0.86	$2.92	$2.15
Net income per common share
Basic	$0.92	$0.89	$3.01	$0.93
Diluted	$0.90	$0.86	$2.94	$0.89
Cash dividends declared per common share	$0.21	$0.18	$0.57	$0.48
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
	(Unaudited)
Net income	$381	$388	$1,261	$416
Other comprehensive income (loss):
Changes in net unrealized gain on securities	(94)	(62)	(807)	1,206
Changes in OTTI losses recognized in other comprehensive income	3	2	1	7
Changes in net gain on cash flow hedging instruments	48	(21)	20	12
Changes in foreign currency translation adjustments	(14)	(13)	(30)	(91)
Changes in pension and other postretirement plan adjustments	9	9	28	22
OCI, net of tax	(48)	(85)	(788)	1,156
Comprehensive income	$333	$303	$473	$1,572
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $56,275 and $55,362)	$59,109	$59,384
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $191 and $218)	548	488
Equity securities, available-for-sale, at fair value (cost of $826 and $1,027) (includes equity securities, at fair value using the fair value option, of $0 and $348, and variable interest entity assets of $1 and $0)	813	1,047
Mortgage loans (net of allowances for loan losses of $20 and $18)	5,552	5,556
Policy loans, at outstanding balance	1,428	1,431
Limited partnerships and other alternative investments (includes variable interest entity assets of $2 and $3)	3,067	2,942
Other investments	455	547
Short-term investments (includes variable interest entity assets, at fair value, of $4 and $16)	3,433	4,883
Total investments	74,405	76,278
Cash (includes variable interest entity assets, at fair value, of $7 and $9)	665	399
Premiums receivable and agents’ balances, net	3,601	3,429
Reinsurance recoverables, net	23,087	22,920
Deferred policy acquisition costs	1,710	1,823
Deferred income taxes, net	3,062	2,897
Goodwill	498	498
Property and equipment, net	932	831
Other assets	1,859	1,236
Separate account assets	121,634	134,702
Total assets	$231,453	$245,013
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,685	$41,444
Other policyholder funds and benefits payable	31,923	32,532
Unearned premiums	5,508	5,255
Short-term debt	167	456
Long-term debt	5,359	5,653
Other liabilities (includes variable interest entity liabilities of $5 and $6)	6,973	6,251
Separate account liabilities	121,634	134,702
Total liabilities	$213,249	$226,293
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 490,923,222 shares issued	5	5
Additional paid-in capital	8,956	9,123
Retained earnings	12,215	11,191
Treasury stock, at cost — 79,609,209 and 66,507,690 shares	(3,112)	(2,527)
Accumulated other comprehensive income ("AOCI"), net of tax	140	928
Total stockholders’ equity	$18,204	$18,720
Total liabilities and stockholders’ equity	$231,453	$245,013
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended September 30,
(In millions, except for share data)	2015	2014
	(Unaudited)
Common Stock	$5	$5
Additional Paid-in Capital, beginning of period	9,123	9,894
Forward purchase of shares under accelerated share repurchase agreement	—	(131)
Issuance of shares under incentive and stock compensation plans	(164)	(52)
Stock-based compensation plans expense	57	64
Tax benefit on employee stock options and share-based awards	27	4
Issuance of shares for warrant exercise	(87)	(766)
Additional Paid-in Capital, end of period	8,956	9,013
Retained Earnings, beginning of period	11,191	10,683
Net income	1,261	416
Dividends declared on common stock	(237)	(213)
Retained Earnings, end of period	12,215	10,886
Treasury Stock, at Cost, beginning of period	(2,527)	(1,598)
Treasury stock acquired	(800)	(971)
Repurchase of shares under accelerated share repurchase agreement	—	(394)
Issuance of shares under incentive and stock compensation plans	182	65
Net shares acquired related to employee incentive and stock compensation plans	(54)	(14)
Issuance of shares for warrant exercise	87	766
Treasury Stock, at Cost, end of period	(3,112)	(2,146)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	928	(79)
Total other comprehensive income (loss)	(788)	1,156
Accumulated Other Comprehensive Income, net of tax, end of period	140	1,077
Total Stockholders’ Equity	$18,204	$18,835
Common Shares Outstanding beginning of period (in thousands)	424,416	453,290
Treasury stock acquired	(18,625)	(39,066)
Issuance of shares under incentive and stock compensation plans	4,617	1,562
Return of shares under incentive and stock compensation plans and other to treasury stock	(1,306)	(393)
Issuance of shares for warrant exercise	2,212	18,177
Common Shares Outstanding, at end of period	411,314	433,570
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2015	2014
Operating Activities	(Unaudited)
Net income	$1,261	$416
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	1,212	1,348
Additions to deferred policy acquisition costs	(1,055)	(1,032)
Net realized capital losses	30	127
Depreciation and amortization	245	152
(Gain) loss on sale of business	(7)	659
Loss on extinguishment of debt	21	—
Reinsurance gain on disposition	(28)	—
Other operating activities, net	85	(54)
Change in assets and liabilities:
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	449	405
(Increase) decrease in reinsurance recoverables	161	(108)
Increase in receivables and other assets	(289)	(221)
Decrease in payables and accruals	(339)	(840)
Increase in accrued and deferred income taxes	254	43
Net disbursements from investment contracts related to policyholder funds—international variable annuities	—	(3,992)
Net decrease in equity securities, trading	—	3,992
Net cash provided by operating activities	2,000	895
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	19,210	19,960
Fixed maturities, fair value option	111	378
Equity securities, available-for-sale	1,171	293
Mortgage loans	613	333
Partnerships	298	322
Payments for the purchase of:
Fixed maturities, available-for-sale	(19,919)	(17,247)
Fixed maturities, fair value option	(180)	(320)
Equity securities, available-for-sale	(1,007)	(210)
Mortgage loans	(612)	(466)
Partnerships	(411)	(221)
Proceeds from business sold	—	963
Net payments for derivatives	64	115
Net increase (decrease) in policy loans	(12)	8
Net additions to property and equipment	(194)	(57)
Net proceeds from (payments for) short-term investments	1,472	(1,919)
Other investing activities, net	(1)	(13)
Net cash provided by investing activities	603	1,919
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,703	5,448
Withdrawals and other deductions from investment and universal life-type contracts	(12,935)	(18,416)
Net transfers from separate accounts related to investment and universal life-type contracts	8,218	11,202
Repayments at maturity or settlement of consumer notes	(31)	(13)
Net proceeds from securities loaned or sold under agreements to repurchase	313	—
Repayment of debt	(585)	(200)
Net issuance of shares under incentive and stock compensation plans, excess tax benefit, and other	40	12
Treasury stock acquired	(800)	(1,496)
Dividends paid on common stock	(229)	(213)
Net cash used for financing activities	(2,306)	(3,676)
Foreign exchange rate effect on cash	(31)	(126)
Net increase (decrease) in cash	266	(988)
Cash – beginning of period	399	1,428
Cash – end of period	$665	$440
Supplemental Disclosure of Cash Flow Information
Income tax refunds	$80	$78
Interest paid	$(258)	$(268)
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
Future Adoption of New Accounting Standard
Amendments to Consolidation Guidance
In February 2015, the Financial Accounting Standards Board issued updated consolidation guidance. The amendments revise existing guidance for when to consolidate variable interest entities (“VIEs”) and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed to be a variable interest in an entity. The updates also modify consolidation guidance for determining whether limited partnerships are VIEs or voting interest entities. This guidance is effective for years beginning after December 15, 2015, and may be applied fully retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption (modified retrospective approach). The Company will adopt the guidance using a modified retrospective approach effective as of January 1, 2016 and, upon adoption, the new guidance will not have a material effect on the Company’s Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2015	2014	2015	2014
Earnings
Income from continuing operations, net of tax	$372	$388	$1,252	$1,004
Income (loss) from discontinued operations, net of tax	9	—	9	(588)
Net income	$381	$388	$1,261	$416
Shares
Weighted average common shares outstanding, basic	413.8	437.2	418.4	445.9
Dilutive effect of stock compensation plans	5.1	5.9	5.0	6.1
Dilutive effect of warrants	4.1	7.7	4.9	13.9
Weighted average common shares outstanding and dilutive potential common shares [1]	423.0	450.8	428.3	465.9
Earnings per common share
Basic
Income from continuing operations, net of tax	$0.90	$0.89	$2.99	$2.25
Income (loss) from discontinued operations, net of tax	0.02	—	0.02	(1.32)
Net income per common share	$0.92	$0.89	$3.01	$0.93
Diluted
Income from continuing operations, net of tax	$0.88	$0.86	$2.92	$2.15
Income (loss) from discontinued operations, net of tax	0.02	—	0.02	(1.26)
Net income per common share	$0.90	$0.86	$2.94	$0.89

[1]
Includes 3.5 million common shares for the three and nine months ended September 30, 2014 related to the forward purchase of shares under an accelerated share repurchase agreement (“ASR”), as the effect of excluding these shares would have been anti-dilutive. As the ASR matured in December 2014, the additional 3.5 million common shares have been excluded from shares of treasury stock acquired reported in the accompanying Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2014.

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
Group Benefits
Group Benefits provides employers, associations and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health.
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Income (Loss)	2015	2014	2015	2014
Commercial Lines	$211	$280	$710	$721
Personal Lines	19	73	136	142
Property & Casualty Other Operations	16	14	(72)	(108)
Group Benefits	42	37	150	143
Mutual Funds	22	22	66	64
Talcott Resolution	74	28	402	(331)
Corporate	(3)	(66)	(131)	(215)
Net income	$381	$388	$1,261	$416

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2015	2014	2015	2014
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$769	$738	$2,273	$2,204
Property	158	142	474	415
Automobile	156	149	456	438
Package business	305	294	896	866
Liability	146	144	423	435
Bond	55	55	163	158
Professional liability	58	56	168	162
Total Commercial Lines	1,647	1,578	4,853	4,678
Personal Lines
Automobile	674	662	1,994	1,948
Homeowners	303	302	901	890
Total Personal Lines [1]	977	964	2,895	2,838
Property & Casualty Other Operations	1	—	1	—
Group Benefits
Group disability	361	357	1,106	1,091
Group life	365	354	1,106	1,113
Other	43	42	133	125
Total Group Benefits	769	753	2,345	2,329
Mutual Funds
Mutual Fund	154	150	457	436
Talcott	28	35	88	106
Total Mutual Funds	182	185	545	542
Talcott Resolution	275	379	848	1,084
Corporate	1	2	6	9
Total earned premiums and fee income	3,852	3,861	11,493	11,480
Net investment income	730	810	2,335	2,402
Net realized capital gains (losses)	(44)	69	(30)	30
Other revenues	24	29	66	85
Total revenues	$4,562	$4,769	$13,864	$13,997

[1]
For the three months ended September 30, 2015 and 2014, AARP members accounted for earned premiums of $797 and $772, respectively. For the nine months ended September 30, 2015 and 2014, AARP members accounted for earned premiums of $2.3 billion.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $471 and $995, for the three and nine months ended September 30, 2015, respectively, and $278 and $1.9 billion for the three and nine months ended September 30, 2014, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three and nine months ended September 30, 2015 and 2014, there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

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

	September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,716	$—	$2,689	$27
Collateralized debt obligations ("CDOs")	3,031	—	2,486	545
Commercial mortgage-backed securities ("CMBS")	4,542	—	4,373	169
Corporate	26,772	—	25,867	905
Foreign government/government agencies	1,255	—	1,205	50
Municipal	12,211	—	12,161	50
Residential mortgage-backed securities ("RMBS")	3,859	—	2,367	1,492
U.S. Treasuries	4,723	934	3,789	—
Total fixed maturities	59,109	934	54,937	3,238
Fixed maturities, FVO	548	1	486	61
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	813	565	149	99
Derivative assets
Credit derivatives	13	—	13	—
Foreign exchange derivatives	10	—	10	—
Interest rate derivatives	79	—	69	10
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	94	—	9	85
Macro hedge program	100	—	—	100
Other derivative contracts	8	—	—	8
Total derivative assets [2]	304	—	101	203
Short-term investments	3,433	700	2,733	—
Limited partnerships and other alternative investments [3]	815	—	717	98
Reinsurance recoverable for GMWB	73	—	—	73
Modified coinsurance reinsurance contracts	62	—	62	—
Separate account assets [4]	117,725	77,368	39,847	510
Total assets accounted for at fair value on a recurring basis	$182,893	$79,579	$99,032	$4,282
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(270)	$—	$—	$(270)
Equity linked notes	(21)	—	—	(21)
Total other policyholder funds and benefits payable	(291)	—	—	(291)
Derivative liabilities
Credit derivatives	(29)	—	(29)	—
Commodity derivatives	7	—	—	7
Equity derivatives	20	—	20	—
Foreign exchange derivatives	(469)	—	(469)	—
Interest rate derivatives	(648)	—	(618)	(30)
GMWB hedging instruments	113	—	27	86
Macro hedge program	83	—	—	83
Total derivative liabilities [5]	(923)	—	(1,069)	146
Total liabilities accounted for at fair value on a recurring basis	$(1,214)	$—	$(1,069)	$(145)

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

[2]
Includes over-the-counter ("OTC") and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements, which may be imposed by agreements, clearing house rules and applicable law. As of September 30, 2015, and December 31, 2014, $136 and $413, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheets and is excluded from the preceding table. See the following footnote 5 for derivative liabilities.

[3]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[4]
Approximately $3.9 billion and $2.5 billion of investment sales receivable, as of September 30, 2015, and December 31, 2014, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

[5]
Includes OTC and OTC-cleared derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements, which may be imposed by agreements, clearing house rules and applicable law. In the following Level 3 roll-forward table in this Note 4, the derivative assets and liabilities are referred to as “freestanding derivatives” and are presented on a net basis.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Private placement securities are priced using a pricing matrix to determine the credit spreads that are used to discount the expected future cash flows for securities for which the Company is unable to obtain a price from a third-party pricing service. Credit spreads are developed each month using market based data for public securities adjusted for credit spread differentials between public and private securities which are obtained from a survey of multiple private placement brokers. The credit spreads determined through this survey approach are based upon the issuer’s financial strength and term to maturity, utilizing an independent public security index and trade information and adjusting for the non-public nature of the securities.
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
Derivative Instruments, including Embedded Derivatives within Investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs for OTC derivatives, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2015 and December 31, 2014, 96% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
The Derivatives Working Group performs ongoing analysis of the valuations, assumptions and methodologies used to ensure that the prices represent a reasonable estimate of the fair value. The Company performs various controls on derivative valuations which include both quantitative and qualitative analysis. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. On a daily basis, market valuations are compared to counterparty valuations for OTC derivatives. There is a monthly analysis to identify market value changes greater than pre-defined thresholds, stale prices, missing prices, and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives and all new deals during the month. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by sub-prime loans. Also included in Level 3 are securities valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in the preceding noted Level 2 measurements, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including certain municipal securities, foreign government/government agencies, and bank loans. Primary inputs for these long-dated securities are consistent with the typical inputs used in the preceding noted Level 1 and Level 2 measurements, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Level 3 investments also include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value where the Company does not have the ability to redeem the investment in the near-term at the NAV. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the preceding noted Level 1 and Level 2 measurements; but also include equity and interest rate volatility and swap yield curves beyond observable limits, and commodity price curves.

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Value
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value. The tables exclude securities such as ABS and CRE CDOs for which fair values are predominately based on broker quotations.

Securities	Unobservable Inputs
	As of September 30, 2015
Assets Accounted for at Fair Value on a Recurring Basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$169	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	36 bps	757 bps	228 bps	Decrease
Corporate [3]	406	Discounted cash flows	Spread	70 bps	735 bps	326 bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	197 bps	197 bps	197 bps	Decrease
RMBS	1,492	Discounted cash flows	Spread	53 bps	1,176 bps	169 bps	Decrease
			Constant prepayment rate	—%	100%	4%	Decrease [4]
			Constant default rate	—%	14%	6%	Decrease
			Loss severity	—%	100%	78%	Decrease
	As of December 31, 2014
CMBS	$284	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	46 bps	2,475 bps	284 bps	Decrease
Corporate [3]	568	Discounted cash flows	Spread	123 bps	765 bps	279 bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	212 bps	212 bps	212 bps	Decrease
RMBS	1,281	Discounted cash flows	Spread	23 bps	1,904 bps	142 bps	Decrease
			Constant prepayment rate	—%	7%	2%	Decrease [4]
			Constant default rate	1%	14%	7%	Decrease
			Loss severity	—%	100%	78%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the preceding table.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as noted in the following discussion.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Freestanding Derivatives	Unobservable Inputs
	As of September 30, 2015
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	$(30)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions [2]	10	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Customized swaps	171	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	183	Option model	Equity volatility	15%	28%	Increase
	As of December 31, 2014
Interest rate derivative
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions	22	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	46	Option model	Equity volatility	22%	34%	Increase
Customized swaps	124	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	141	Option model	Equity volatility	27%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	The swaptions presented are purchased options that have the right to enter into a pay-fixed swap.
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, and corporate. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and nine months ended September 30, 2015, no significant adjustments were made by the Company to broker prices received.
As of September 30, 2015 and December 31, 2014, excluded from the preceding tables are hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value which total $98 and $189, respectively, of Level 3 assets. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
Product Derivatives
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced to the specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability, excluding life-contingent payment, is carried at fair value and reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets. The notional value of the embedded derivative is the GRB.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions as we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s annual comprehensive study to refine its estimate of future gross profits, which was completed in the third quarter of 2014 and will be completed in the fourth quarter of 2015.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations, or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $0 and $2, for the three months ended September 30, 2015 and 2014, respectively, and $(1) and $2 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014 the credit standing adjustment was $0 and $1, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder assumption updates related to the behavior risk margin for the three and nine months ended September 30, 2015. Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for pre-tax realized gains of $31 for the three and nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014 the behavior risk margin was $78 and $74, respectively.
In addition to the non-market-based update described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $(21) and $(8), for the three months ended September 30, 2015 and 2014 and $(10) and $12 for the nine months ended September 30, 2015 and 2014, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three and nine months ended September 30, 2015 and 2014, for the financial instruments classified as Level 3.
For the three months ended September 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2015	$53	$564	$214	$931	$40	$49	$1,540	$3,391	$86
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	1	(9)	—	—	—	(9)	—
Included in OCI [3]	—	(9)	(5)	1	(1)	1	(6)	(19)	—
Purchases	8	—	6	38	3	—	71	126	2
Settlements	(2)	(9)	(26)	(22)	(1)	—	(56)	(116)	(24)
Sales	(3)	—	—	(47)	(2)	—	(57)	(109)	(1)
Transfers into Level 3 [4]	—	—	2	51	11	—	—	64	—
Transfers out of Level 3 [4]	(29)	—	(23)	(38)	—	—	—	(90)	(2)
Fair value as of September 30, 2015	$27	$545	$169	$905	$50	$50	$1,492	$3,238	$61
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$—	$—	$(1)	$(11)	$—	$—	$—	$(12)	$—

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2015	$97	$—	$3	$3	$(14)	$125	$165	$9	$291
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(6)	—	4	(3)	(6)	46	18	(1)	58
Included in OCI [3]	5	—	—	—	—	—	—	—	—
Purchases	4	—	—	—	—	—	—	—	—
Sales	(1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2015	$99	$—	$7	$—	$(20)	$171	$183	$8	$349
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(6)	$—	$4	$—	$(5)	$48	$12	$(1)	$58

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of June 30, 2015	$230	$50	$735
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(12)	46	(10)
Included in OCI [3]	—	—	(2)
Purchases	11	—	69
Settlements	—	(23)	(6)
Sales	—	—	(201)
Transfers into Level 3 [4]	—	—	1
Transfers out of Level 3 [4]	(131)	—	(76)
Fair value as of September 30, 2015	$98	$73	$510
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(12)	$46	$(7)

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(177)	5	(172)	3
Settlements	19	—	19	—
Fair value as of September 30, 2015	$(270)	$(21)	$(291)	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(177)	$5	$(172)	$3
For the nine months ended September 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2015	$122	$623	$284	$1,040	$59	$66	$1,281	$3,475	$92
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	(5)	2	(13)	—	1	(2)	(16)	(7)
Included in OCI [3]	(2)	8	(8)	(41)	(4)	(4)	(6)	(57)	—
Purchases	79	—	45	61	15	—	516	716	21
Settlements	(6)	(34)	(64)	(51)	(3)	(13)	(149)	(320)	(24)
Sales	(16)	—	(6)	(80)	(28)	—	(142)	(272)	(8)
Transfers into Level 3 [4]	1	—	7	202	11	—	47	268	—
Transfers out of Level 3 [4]	(152)	(47)	(91)	(213)	—	—	(53)	(556)	(13)
Fair value as of September 30, 2015	$27	$545	$169	$905	$50	$50	$1,492	$3,238	$61
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$1	$(1)	$(2)	$(11)	$—	$—	$—	$(13)	$(2)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2015	$98	$(9)	$—	$6	$(7)	$170	$141	$12	$313
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	6	(1)	(3)	9	(8)	21	(5)	(4)	9
Included in OCI [3]	1	—	—	—	—	—	—	—	—
Purchases	16	(13)	—	—	—	—	47	—	34
Settlements	—	—	—	(15)	(5)	(20)	—	—	(40)
Sales	(17)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	10	—	—	—	—	—	10
Transfers out of Level 3 [4]	(5)	23	—	—	—	—	—	—	23
Fair value as of September 30, 2015	$99	$—	$7	$—	$(20)	$171	$183	$8	$349
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(6)	$2	$(4)	$3	$(17)	$32	$(3)	$(5)	$8

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2015	$189	$56	$578
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(4)	31	(3)
Included in OCI [3]	—	—	(3)
Purchases	44	—	331
Settlements	—	(14)	(16)
Sales	—	—	(251)
Transfers into Level 3 [4]	—	—	7
Transfers out of Level 3 [4]	(131)	—	(133)
Fair value as of September 30, 2015	$98	$73	$510
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(4)	$31	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(118)	5	(113)	3
Settlements	(13)	—	(13)	—
Fair value as of September 30, 2015	$(270)	$(21)	$(291)	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(118)	$5	$(113)	$3

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

For the three months ended September 30, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2014	$73	$612	$471	$1,205	$55	$63	$1,295	$3,774	$139
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	12	(1)	(2)	—	—	3	12	1
Included in OCI [3]	—	(5)	2	(7)	—	1	3	(6)	—
Purchases	35	—	25	21	—	—	120	201	4
Settlements	—	(17)	(155)	(16)	(1)	—	(47)	(236)	(46)
Sales	—	(12)	—	(18)	(5)	—	(116)	(151)	—
Transfers into Level 3 [4]	75	—	11	25	—	—	—	111	—
Transfers out of Level 3 [4]	(42)	—	(22)	(65)	—	—	—	(129)	—
Fair value as of September 30, 2014	$141	$590	$331	$1,143	$49	$64	$1,258	$3,576	$98
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$—	$(1)	$(2)	$—	$—	$—	$(3)	$1

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of June 30, 2014	$80	$(1)	$2	$21	$97	$120	$15	$254
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(4)	—	(5)	40	11	(2)	40
Included in OCI [3]	(1)	—	—	—	—	—	—	—
Purchases	9	(3)	—	—	—	3	—	—
Transfers into Level 3 [4]	—	—	—	(26)	—	—	—	(26)
Transfers out of Level 3 [4]	—	6	—	—	—	—	—	6
Fair value as of September 30, 2014	$88	$(2)	$2	$(10)	$137	$134	$13	$274
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$(4)	$—	$(4)	$41	$11	$(1)	$43

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of June 30, 2014	$67	$31	$813
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	2	4
Purchases	20	—	33
Settlements	—	3	(1)
Sales	—	—	(56)
Transfers into Level 3 [4]	—	—	1
Transfers out of Level 3 [4]	—	—	(3)
Fair value as of September 30, 2014	$87	$36	$791
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$2	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of June 30, 2014	$2	$(22)	$(20)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(37)	(1)	(38)	—
Settlements	(21)	—	(21)	—
Fair value as of September 30, 2014	$(56)	$(23)	$(79)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$(37)	$(1)	$(38)	$—
For the nine months ended September 30, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2014	$147	$664	$663	$1,274	$65	$69	$1,272	$4,154	$193
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	12	29	(20)	(2)	—	11	30	16
Included in OCI [3]	3	3	(22)	21	7	5	13	30	—
Purchases	72	—	115	112	3	16	383	701	14
Settlements	(2)	(52)	(235)	(41)	(3)	—	(143)	(476)	(121)
Sales	(18)	(12)	(103)	(129)	(21)	(1)	(223)	(507)	(4)
Transfers into Level 3 [4]	75	72	16	225	—	—	—	388	1
Transfers out of Level 3 [4]	(136)	(97)	(132)	(299)	—	(25)	(55)	(744)	(1)
Fair value as of September 30, 2014	$141	$590	$331	$1,143	$49	$64	$1,258	$3,576	$98
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$—	$(1)	$(23)	$(2)	$—	$(1)	$(27)	$20

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2014	$77	$2	$3	$18	$146	$139	$(29)	$17	$296
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(2)	(7)	(1)	(28)	(20)	(14)	28	(4)	(46)
Included in OCI [3]	4	—	—	—	—	—	—	—	—
Purchases	9	(3)	—	—	4	9	9	—	19
Settlements	—	—	—	—	7	—	(41)	—	(34)
Transfers out of Level 3 [4]	—	6	—	—	—	—	33	—	39
Fair value as of September 30, 2014	$88	$(2)	$2	$(10)	$137	$134	$—	$13	$274
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$(2)	$(4)	$—	$(27)	$(35)	$(14)	$(18)	$(2)	$(100)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2014	$108	$29	$737
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(5)	(9)	8
Purchases	50	—	298
Settlements	—	16	(2)
Sales	(24)	—	(219)
Transfers into Level 3 [4]	—	—	5
Transfers out of Level 3 [4]	(42)	—	(36)
Fair value as of September 30, 2014	$87	$36	$791
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$(5)	$(9)	$6

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(36)	$3	$3	$(18)	$(48)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	54	—	—	(5)	49	—
Settlements	(74)	(3)	(3)	—	(80)	—
Fair value as of September 30, 2014	$(56)	$—	$—	$(23)	$(79)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$54	$—	$—	$(5)	$49	$—

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
The Company also elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. As of September 30, 2015, the Company no longer has any of these investments. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Assets
Fixed maturities, FVO
Corporate	$(2)	$(5)	$(5)	$(1)
CDOs	1	—	2	14
Foreign government	(3)	(1)	(4)	1
RMBS	—	(1)	—	—
Total fixed maturities, FVO	$(4)	$(7)	$(7)	$14
Equity, FVO	—	—	3	—
Total realized capital gains (losses)	$(4)	$(7)	$(4)	$14

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	September 30, 2015	December 31, 2014
Assets
Fixed maturities, FVO
ABS	$12	$15
CDOs	50	69
CMBS	24	22
Corporate	98	133
Foreign government	36	30
U.S government	5	2
Municipals	2	2
RMBS	321	215
Total fixed maturities, FVO	$548	$488
Equity, FVO [1]	$—	$348

[1]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of September 30, 2015.
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the preceding fair value discussion.

		September 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,428	$1,428	$1,431	$1,431
Mortgage loans	Level 3	5,552	5,749	5,556	5,840
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,768	$7,000	$7,304	$7,522
Senior notes [2]	Level 2	4,426	5,064	5,009	5,837
Junior subordinated debentures [2]	Level 2	1,100	1,289	1,100	1,291
Consumer notes [3] [4]	Level 3	40	40	68	68
Assumed investment contracts [4]	Level 3	783	851	763	851

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in preceding disclosures.

[4]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2015	2014	2015	2014
Gross gains on sales	$83	$116	$401	$421
Gross losses on sales	(73)	(29)	(333)	(191)
Net OTTI losses recognized in earnings	(40)	(14)	(63)	(43)
Valuation allowances on mortgage loans	1	—	(2)	(3)
Periodic net coupon settlements on credit derivatives	3	—	8	1
Results of variable annuity hedge program
GMWB derivatives, net	(32)	6	(35)	15
Macro hedge program	51	12	24	(13)
Total results of variable annuity hedge program	19	18	(11)	2
Other, net [1]	(37)	(22)	(30)	(157)
Net realized capital gains (losses)	$(44)	$69	$(30)	$30

[1]
Primarily consists of changes in the value of non-qualifying derivatives, transactional foreign currency revaluation gains (losses) on yen denominated fixed payout annuity liabilities and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. For the three months ended September 30, 2015 and 2014, gains (losses) from transactional foreign currency revaluation of the yen denominated fixed payout annuity liabilities were $(17) and $83, respectively. For the nine months ended September 30, 2015 and 2014, gains (losses) from transactional foreign currency revaluation of the yen denominated fixed payout annuity liabilities were $(1) and $38, respectively. For the three months ended September 30, 2015 and 2014, gains (losses) on instruments used to hedge the foreign currency exposure on the fixed payout annuities were $8 and $(86), respectively. For the nine months ended September 30, 2015 and 2014, gains (losses) on instruments used to hedge the foreign currency exposure on the fixed payout annuities were $(23) and $(58), respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $(29) and $14, respectively, for the three and nine months ended September 30, 2015, and $61 and $186 for the three and nine months ended September 30, 2014, respectively. Proceeds from sales of AFS securities totaled $4.5 billion and $16.3 billion, respectively, for three and nine months ended September 30, 2015, and $5.2 billion and $19.6 billion for the three and nine months ended September 30, 2014, respectively.
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
Impairments for the three and nine months ended September 30, 2015, were $40 and $63, respectively, and $14 and $43 for three and nine months ended September 30, 2014, respectively. Impairments for the three and nine months ended September 30, 2015, primarily consisted of securities in an unrealized loss position which the Company had made the decision to sell, and impairments caused by issuer specific deterioration. Impairments for the three months ended September 30, 2014, primarily consisted of securities in an unrealized loss position which the Company had made the decision to sell. Impairments for the nine months ended September 30, 2014, primarily consisted of credit impairments caused by issuer specific deterioration.
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2015	2014	2015	2014
Balance as of beginning of period	$(388)	$(488)	$(424)	$(552)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	(1)	(3)	(9)
Securities previously impaired	(12)	(3)	(13)	(17)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	51	49	61	122
Securities the Company made the decision to sell or more likely than not will be required to sell	—	—	2	—
Securities due to an increase in expected cash flows	12	6	40	19
Balance as of end of period	$(337)	$(437)	$(337)	$(437)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,715	$37	$(36)	$2,716	$—	$2,470	$39	$(37)	$2,472	$(1)
CDOs [2]	2,962	89	(17)	3,031	—	2,776	98	(36)	2,841	—
CMBS	4,404	163	(25)	4,542	(6)	4,235	196	(16)	4,415	(6)
Corporate	25,427	1,636	(291)	26,772	(1)	25,188	2,382	(211)	27,359	(3)
Foreign govt./govt. agencies	1,258	43	(46)	1,255	—	1,592	73	(29)	1,636	—
Municipal	11,275	959	(23)	12,211	—	11,735	1,141	(5)	12,871	—
RMBS	3,777	101	(19)	3,859	—	3,815	122	(19)	3,918	(1)
U.S. Treasuries	4,457	274	(8)	4,723	—	3,551	326	(5)	3,872	—
Total fixed maturities, AFS	$56,275	$3,302	$(465)	$59,109	$(7)	$55,362	$4,377	$(358)	$59,384	$(11)
Equity securities, AFS [3]	826	34	(47)	813	—	676	50	(27)	699	—
Total AFS securities	$57,101	$3,336	$(512)	$59,922	$(7)	$56,038	$4,427	$(385)	$60,083	$(11)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2015, and December 31, 2014.

[2]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excludes equity securities, FVO, with a cost and fair value of $351 and $348, respectively, as of December 31, 2014. The Company did not hold any equity securities, FVO as of September 30, 2015.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2015		December 31, 2014
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,395	$2,413	$2,141	$2,168
Over one year through five years	10,997	11,427	11,264	11,827
Over five years through ten years	9,190	9,438	8,802	9,226
Over ten years	19,835	21,683	19,859	22,517
Subtotal	42,417	44,961	42,066	45,738
Mortgage-backed and asset-backed securities	13,858	14,148	13,296	13,646
Total fixed maturities, AFS	$56,275	$59,109	$55,362	$59,384
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of September 30, 2015, or December 31, 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	September 30, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$791	$789	$(2)	$358	$324	$(34)	$1,149	$1,113	$(36)
CDOs [1]	1,047	1,041	(6)	1,104	1,090	(11)	2,151	2,131	(17)
CMBS	745	730	(15)	189	179	(10)	934	909	(25)
Corporate	6,528	6,298	(230)	660	599	(61)	7,188	6,897	(291)
Foreign govt./govt. agencies	517	485	(32)	127	113	(14)	644	598	(46)
Municipal	841	821	(20)	38	35	(3)	879	856	(23)
RMBS	835	830	(5)	402	388	(14)	1,237	1,218	(19)
U.S. Treasuries	766	758	(8)	8	8	—	774	766	(8)
Total fixed maturities, AFS	$12,070	$11,752	$(318)	$2,886	$2,736	$(147)	$14,956	$14,488	$(465)
Equity securities, AFS [2]	445	409	(36)	74	63	(11)	519	472	(47)
Total securities in an unrealized loss position	$12,515	$12,161	$(354)	$2,960	$2,799	$(158)	$15,475	$14,960	$(512)

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$897	$893	$(4)	$473	$440	$(33)	$1,370	$1,333	$(37)
CDOs [1]	748	743	(5)	1,489	1,461	(31)	2,237	2,204	(36)
CMBS	230	227	(3)	319	306	(13)	549	533	(16)
Corporate	3,082	2,980	(102)	1,177	1,068	(109)	4,259	4,048	(211)
Foreign govt./govt. agencies	363	349	(14)	227	212	(15)	590	561	(29)
Municipal	74	73	(1)	86	82	(4)	160	155	(5)
RMBS	320	318	(2)	433	416	(17)	753	734	(19)
U.S. Treasuries	432	431	(1)	361	357	(4)	793	788	(5)
Total fixed maturities, AFS	$6,146	$6,014	$(132)	$4,565	$4,342	$(226)	$10,711	$10,356	$(358)
Equity securities, AFS [2]	172	160	(12)	102	87	(15)	274	247	(27)
Total securities in an unrealized loss position	$6,318	$6,174	$(144)	$4,667	$4,429	$(241)	$10,985	$10,603	$(385)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivatives within certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of September 30, 2015, and December 31, 2014, excludes equity securities, FVO which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets.
As of September 30, 2015, AFS securities in an unrealized loss position, consisted of 4,208 securities, primarily in the corporate sector, which are depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of September 30, 2015, 88% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses as compared to December 31, 2014, was primarily attributable to wider credit spreads, partially offset by a decline in interest rates.

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

	September 30, 2015			December 31, 2014
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$5,572	$(20)	$5,552	$5,574	$(18)	$5,556

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of September 30, 2015, and December 31, 2014, the carrying value of mortgage loans associated with the valuation allowance was $80 and $140, respectively. There were no mortgage loans held-for-sale as of September 30, 2015, or December 31, 2014. As of September 30, 2015, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2015	2014
Balance, as of January 1	$(18)	$(67)
(Additions)/Reversals	(4)	(3)
Deductions	2	51
Balance, as of September 30	$(20)	$(19)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 55% as of September 30, 2015, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.67x as of September 30, 2015. As of September 30, 2015, and December 31, 2014, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $6 and $2, respectively, and was not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	September 30, 2015		December 31, 2014
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$23	1.16x	$53	1.07x
65% - 80%	722	1.80x	789	1.75x
Less than 65%	4,807	2.82x	4,714	2.66x
Total commercial mortgage loans	$5,552	2.67x	$5,556	2.51x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$259	4.7%	$211	3.8%
East South Central	14	0.3%	—	—%
Middle Atlantic	419	7.5%	468	8.4%
Mountain	47	0.8%	88	1.6%
New England	406	7.3%	381	6.9%
Pacific	1,619	29.3%	1,607	29.0%
South Atlantic	1,173	21.1%	1,019	18.3%
West North Central	30	0.5%	44	0.8%
West South Central	311	5.6%	302	5.4%
Other [1]	1,274	22.9%	1,436	25.8%
Total mortgage loans	$5,552	100.0%	$5,556	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$33	0.6%	$46	0.8%
Industrial	1,437	25.9%	1,476	26.6%
Lodging	26	0.5%	26	0.5%
Multifamily	1,339	24.1%	1,190	21.4%
Office	1,504	27.1%	1,517	27.3%
Retail	1,063	19.1%	1,147	20.6%
Other	150	2.7%	154	2.8%
Total mortgage loans	$5,552	100.0%	$5,556	100.0%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees over the period that services are performed in fee income. As of September 30, 2015, under this program the Company serviced commercial mortgage loans with a total outstanding principal of $148 of which $59 was serviced on behalf of third parties and $89 was retained and reported on the Company’s Condensed Consolidated Balance Sheets, including $20 in separate account assets. Servicing rights are carried at the lower of cost or fair value and were zero as of September 30, 2015, because servicing fees were market-level fees at origination and remain adequate to compensate the Company to administer the servicing.
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

	September 30, 2015			December 31, 2014
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$5	$5	$—	$5	$5	$—
Investment funds [4]	198	—	201	238	—	243
Limited partnerships and other alternative investments	2	—	2	3	1	2
Total	$205	$5	$203	$246	$6	$245

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility ("facility") that has been held by the Company since February 2007 and for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the contingent capital facility were $8 and $8, respectively, as of September 30, 2015, and $12 and $14, respectively, as of December 31, 2014. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of September 30, 2015, and December 31, 2014, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 12 - Debt of Notes to Consolidated Financial Statements included in The Hartford’s 2014 Form 10-K Annual Report.
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
As of September 30, 2015, the Company reported in fixed maturities, AFS and cash on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $315. The Company reported a corresponding obligation to repurchase the pledged securities of $315 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of September 30, 2015. The Company had no outstanding repurchase agreements or dollar roll transactions as of December 31, 2014.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of September 30, 2015, and December 31, 2014, the fair value of securities on deposit was approximately $2.7 billion and $2.5 billion, respectively.
As of September 30, 2015, and December 31, 2014, the Company has pledged as collateral $35 and $34, respectively, of U.S. government securities and government agency securities or cash for letters of credit.
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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2015, and December 31, 2014, the notional amount of interest rate swaps in offsetting relationships was $13.0 billion and 13.1 billion, respectively.
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
Equity Index Swaps and Options
During 2014, the Company entered into total return swaps to hedge equity risk of specific common stock investments which are accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). The Company may also use equity index options to hedge the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

	Notional Amount		Fair Value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Customized swaps	$5,851	$7,041	$155	$124
Equity swaps, options, and futures	1,663	3,761	25	39
Interest rate swaps and futures	3,625	3,640	27	11
Total	$11,139	$14,442	$207	$174
Macro Hedge Program
The Company utilizes equity options, swaps, futures, and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Equity swaps, options, and futures	$4,272	$5,983	$183	$141
Foreign currency options	—	400	—	—
Total	$4,272	$6,383	$183	$141

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
Modified Coinsurance Reinsurance Contracts
As of September 30, 2015, and December 31, 2014, the Company had approximately $918 and $1.0 billion, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amount of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related net fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements was $1.2 billion and $1.1 billion, respectively, as of September 30, 2015, and December 31, 2014. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep. 30, 2015	Dec. 31, 2014	Sep. 30, 2015	Dec. 31, 2014	Sep. 30, 2015	Dec. 31, 2014	Sep. 30, 2015	Dec. 31, 2014
Cash flow hedges
Interest rate swaps	$3,974	$3,999	$88	$44	$89	$52	$(1)	$(8)
Foreign currency swaps	143	143	(20)	(19)	6	3	(26)	(22)
Total cash flow hedges	4,117	4,142	68	25	95	55	(27)	(30)
Fair value hedges
Interest rate swaps	43	32	—	—	—	—	—	—
Total fair value hedges	43	32	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	14,442	15,254	(657)	(512)	492	536	(1,149)	(1,048)
Foreign exchange contracts
Foreign currency swaps and forwards	305	177	11	1	11	3	—	(2)
Fixed payout annuity hedge	1,319	1,319	(450)	(427)	—	—	(450)	(427)
Credit contracts
Credit derivatives that purchase credit protection	304	595	11	(6)	14	4	(3)	(10)
Credit derivatives that assume credit risk [1]	2,645	1,487	(28)	3	5	14	(33)	(11)
Credit derivatives in offsetting positions	4,127	5,343	(2)	(3)	39	53	(41)	(56)
Equity contracts
Equity index swaps and options	124	635	(1)	2	20	31	(21)	(29)
Commodity contracts
Commodity options	486	—	7	—	7	—	—	—
Variable annuity hedge program
GMWB product derivatives [2]	15,730	17,908	(270)	(139)	—	—	(270)	(139)
GMWB reinsurance contracts	3,233	3,659	73	56	73	56	—	—
GMWB hedging instruments	11,139	14,442	207	174	331	289	(124)	(115)
Macro hedge program	4,272	6,383	183	141	224	180	(41)	(39)
Other
Contingent capital facility put option	500	500	8	12	8	12	—	—
Modified coinsurance reinsurance contracts	918	974	62	34	62	34	—	—
Total non-qualifying strategies	59,544	68,676	(846)	(664)	1,286	1,212	(2,132)	(1,876)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$63,704	$72,850	$(778)	$(639)	$1,381	$1,267	$(2,159)	$(1,906)
Balance Sheet Location
Fixed maturities, available-for-sale	$447	$454	$(3)	$2	$—	$2	$(3)	$—
Other investments	11,123	23,014	304	364	363	624	(59)	(260)
Other liabilities	32,203	26,791	(923)	(930)	883	551	(1,806)	(1,481)
Reinsurance recoverables	4,151	4,633	135	90	135	90	—	—
Other policyholder funds and benefits payable	15,780	17,958	(291)	(165)	—	—	(291)	(165)
Total derivatives	$63,704	$72,850	$(778)	$(639)	$1,381	$1,267	$(2,159)	$(1,906)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2014, was primarily due to the following:

•
The decline in notional amount related to the GMWB hedging instruments and the macro hedge program was primarily driven by portfolio re-positioning, a decline in equity markets, and the expiration of certain options. The decline in the GMWB product related notional amount was primarily driven by policyholder lapses and partial withdrawals.

•
This decline was partially offset by an increase in notional amount related to credit derivatives that assume credit risk as a means to earn credit spread while re-balancing within certain fixed maturity sectors.

Change in Fair Value
The net decline in the total fair value of derivative instruments since December 31, 2014, was primarily related to the following:

•	The decrease in fair value of non-qualifying interest rate derivatives was primarily due to the termination of offsetting swaps that were in a net gain position and a decline in interest rates.

•
The decrease in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by underperformance of the underlying actively managed funds compared to their respective indices and unfavorable policyholder behavior.

•	The decrease in fair value associated with the fixed payout annuity hedges was primarily driven by a decline in U.S. interest rates.

•
The increase in the fair value related to the macro hedge program was primarily driven by a decline in the equity markets, increased equity volatility, and a decline in interest rates, partially offset by time decay on options.

•
The increase in the fair value associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by widening credit spreads, partially offset by a decline in long-term interest rates.

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
As of September 30, 2015

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,246	$1,036	$304	$(94)	$125	$85

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,865)	$(892)	$(923)	$(50)	$(949)	$(24)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

As of December 31, 2014

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,175	$969	$364	$(158)	$109	$97

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,741)	$(799)	$(927)	$(15)	$(1,079)	$137

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets and amount presented is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and amount presented is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Interest rate swaps	$91	$(19)	$76	$82	$—	$4	$—	$3
Foreign currency swaps	—	(2)	(1)	(5)	—	—	—	—
Total	$91	$(21)	$75	$77	$—	$4	$—	$3

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Interest rate swaps	Net realized capital gains (losses)	$1	$(4)	$4	$(2)
Interest rate swaps	Net investment income	15	22	47	67
Foreign currency swaps	Net realized capital gains (losses)	—	(9)	(7)	(9)
Total		$16	$9	$44	$56
As of September 30, 2015, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $51. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately three years.
During the three and nine months ended September 30, 2015, and September 30, 2014, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

		Gain or (Loss) Recognized in Income [1]
		Three Months Ended September 30,				Nine Months Ended September 30,
		2015		2014		2015		2014
	Location	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps	Net realized capital gain (loss)	$—	$—	$2	$(2)	$—	$—	$—	$(1)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest rate contracts
Interest rate swaps	$(11)	$(8)	$(16)	$(153)
Foreign exchange contracts
Foreign currency swaps and forwards	3	6	11	2
Fixed payout annuity hedge [1]	8	(86)	(23)	(58)
Credit contracts
Credit derivatives that purchase credit protection	7	1	5	(9)
Credit derivatives that assume credit risk	(23)	(11)	(25)	8
Equity contracts
Equity index swaps and options	1	—	4	(1)
Commodity contracts
Commodity options	2	—	(8)	—
Variable annuity hedge program
GMWB product derivatives	(150)	(37)	(91)	54
GMWB reinsurance contracts	24	2	15	(9)
GMWB hedging instruments	94	41	41	(30)
Macro hedge program	51	12	24	(13)
Other
Contingent capital facility put option	(2)	(2)	(5)	(5)
Modified coinsurance reinsurance contracts	2	9	28	(26)
Derivative instruments formerly associated with Japan [2]	—	(2)	—	(2)
Total [3]	$6	$(75)	$(40)	$(242)

[1]
Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital gains of $(17) and $83 for the three months ended September 30, 2015 and 2014, respectively, and $(1) and $38 for the nine months ended September 30, 2015 and 2014, respectively.

[2]	These amounts relate to the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK.

[3]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

For the three and nine months ended September 30, 2015, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net losses related to interest rate swaps was driven by a decline in interest rates.

•	For the nine months ended September 30, 2015, the net loss related to the fixed payout annuity hedge was primarily driven by a decline in U.S. interest rates.

•	The net losses related to credit derivatives were primarily driven by widening credit spreads.

•
The net losses related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, were primarily driven by underperformance of the underlying actively managed funds compared to their respective indices and unfavorable policyholder behavior.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

•
For the three months ended September 30, 2015, the gain on the macro hedge program was primarily driven by a decline in the equity markets. For the nine months ended September 30, 2015, the gain on the macro hedge program was primarily driven by a decline in the equity markets, increased equity volatility, and a decline in interest rates, partially offset by a loss driven by time decay on options.

•
The gains associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, were primarily driven by widening credit spreads, partially offset by a decline in long-term interest rates. The assets remain on the Company's books and the Company recorded offsetting losses in OCI as a result of the decrease in market value of the bonds.

For the three and nine months ended September 30, 2014, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net losses related to interest derivatives, primarily used to manage duration, were due to a decline in U.S. interest rates.

•	The net gain related to the fixed payout annuity hedge was driven by a depreciation of the Japanese yen in relation to the U.S. dollar.

•
The net gains related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, were primarily driven by liability assumption updates and increased volatility, partially offset by early surrender valuation.

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

In addition, the Company recognized no gains for the three months ended September 30, 2015 and 2014, and gains of $2 and $11, respectively, for the nine months ended September 30, 2015 and 2014, due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2015, and December 31, 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

As of September 30, 2015

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative Type by Derivative Risk Exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$226	$(1)	2 years	Corporate Credit/ Foreign Gov.	BBB	$226	$—
Below investment grade risk exposure	25	—	1 year	Corporate Credit	BB+	25	—
Basket credit default swaps [4]
Investment grade risk exposure	2,985	19	4 years	Corporate Credit	BBB+	1,414	(14)
Investment grade risk exposure	970	(32)	6 years	CMBS Credit	AA+	246	1
Below investment grade risk exposure	153	(23)	1 year	CMBS Credit	CCC	153	23
Embedded credit derivatives
Investment grade risk exposure	350	346	2 years	Corporate Credit	A+	—	—
Total [5]	$4,709	$309				$2,064	$10
As of December 31, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative Type by Derivative Risk Exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$320	$5	2 years	Corporate Credit/ Foreign Gov.	BBB+	$247	$(5)
Below investment grade risk exposure	29	—	2 years	Corporate Credit	BB	29	(1)
Basket credit default swaps [4]
Investment grade risk exposure	2,546	33	3 years	Corporate Credit	BBB	1,973	(25)
Below investment grade risk exposure	38	(1)	12 years	Corporate Credit	D	—	—
Investment grade risk exposure	722	(12)	6 years	CMBS Credit	AA+	269	3
Below investment grade risk exposure	154	(22)	2 years	CMBS Credit	CCC+	154	23
Embedded credit derivatives
Investment grade risk exposure	350	342	2 years	Corporate Credit	A	—	—
Total [5]	$4,159	$345				$2,672	$(5)

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

[4]
Includes $4.1 billion and $3.5 billion as of September 30, 2015, and December 31, 2014, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2015, and December 31, 2014, the Company pledged cash collateral associated with derivative instruments with a fair value of $298 and $120 as of September 30, 2015, and December 31, 2014, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $1.2 billion and $1.1 billion, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of September 30, 2015, and December 31, 2014, the Company accepted cash collateral associated with derivative instruments of $433 and $327, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of September 30, 2015, and December 31, 2014, with a fair value of $122 and $109, respectively, of which the Company has the ability to sell or repledge $131 and $97, respectively. As of September 30, 2015, and December 31, 2014, the Company had no repledged securities and the Company did not sell any securities. In addition, as of September 30, 2015, and December 31, 2014, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features

U.S. GMDB/GMWB, International GMDB/GMIB, and Universal Life Secondary Guarantee Benefits
Changes in the gross U.S. GMDB/GMWB, International GMDB/GMIB, and universal life secondary guarantee benefits are as follows:

	U.S. GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2015	$812	$2,041
Incurred	119	213
Paid	(83)	—
Unlock	(43)	(10)
Liability balance as of September 30, 2015	$805	$2,244
Reinsurance recoverable asset, as of January 1, 2015	$481	$2,041
Incurred	72	203
Paid	(66)	—
Unlock	17	—
Reinsurance recoverable asset, as of September 30, 2015	$504	$2,244

	U.S. GMDB/GMWB [1]	International GMDB/GMIB	Universal Life Secondary Guarantees
Liability balance as of January 1, 2014	$849	$272	$1,802
Incurred	136	28	174
Paid	(85)	(15)	—
Unlock	(90)	(41)	5
Impact of Japan business disposition	—	(254)	—
Currency translation adjustment	—	10	—
Liability balance as of September 30, 2014	$810	$—	$1,981
Reinsurance recoverable asset, as of January 1, 2014	$533	$23	$1,802
Incurred	78	4	179
Paid	(66)	(4)	—
Unlock	(62)	3	—
Impact of Japan business disposition	—	(27)	—
Currency translation adjustment	—	1	—
Reinsurance recoverable asset, as of September 30, 2014	$483	$—	$1,981

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB/GMWB exposure as of September 30, 2015:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$14,474	$3,162	$613	70
With 5% rollup [2]	1,256	260	92	70
With Earnings Protection Benefit Rider (“EPB”) [3]	3,714	502	78	69
With 5% rollup & EPB	485	108	24	72
Total MAV	19,929	4,032	807
Asset Protection Benefit (“APB”) [4]	11,879	838	556	69
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	520	13	13	68
Reset [6] (5-7 years)	2,568	65	65	70
Return of Premium (“ROP”) [7]/Other	9,568	79	72	68
Subtotal Variable Annuity with GMDB/GMWB [10]	44,464	5,027	1,513	69
Less: General Account Value with GMDB/GMWB	3,870
Subtotal Separate Account Liabilities with GMDB	40,594
Separate Account Liabilities without GMDB	81,040
Total Separate Account Liabilities	$121,634

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $7.1 billion of total account value and weighted average attained age of 71 years. There is no NAR or retained NAR related to these contracts.

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of September 30, 2015	As of December 31, 2014
Equity securities (including mutual funds)	$36,934	$44,786
Cash and cash equivalents	3,660	4,066
Total	$40,594	$48,852
As of September 30, 2015 and December 31, 2014, approximately 18% and 17% of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 82% and 83% were funds invested in equity securities.
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
8. Income Taxes
A reconciliation of the tax provision at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tax provision at U.S. federal statutory rate	$133	$173	$516	$439
Tax-exempt interest	(33)	(35)	(100)	(104)
Dividends-received deduction ("DRD")	(36)	(32)	(131)	(85)
Valuation allowance	(60)	1	(57)	4
Other	3	1	(6)	(3)
Provision for income taxes	$7	$108	$222	$251
The Company’s effective tax rate for the nine months ended September 30, 2015 reflects a $36 net reduction in the provision for income taxes related to uncertain tax positions consisting of a $48 reduction in the provision in second quarter 2015 upon conclusion of the Internal Revenue Service audit of the Company's 2007-2011 federal consolidated corporate income tax returns, offset by a $12 increase in the provision for the three months ended September 30, 2015 due to the filing of the Company's 2014 federal consolidated income tax return.
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
For further discussion of the Company's effective tax rate, see the capital loss carryover section of this footnote.
The federal audit of the years 2012 and 2013 began in March 2015 and is expected to be completed in 2016. Management believes that adequate provision has been made in the financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years. The Company’s unrecognized tax benefits were $12 and $48 as of September 30, 2015 and December 31, 2014, respectively.
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, and alternative minimum tax credit carryover as follows:

	As of
	September 30, 2015		December 31, 2014		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover	$5,465	$1,905	$5,547	$1,936	2016	-	2020	$3
					2023	-	2033	$5,409
					No expiration			$53
Foreign tax credit carryover	$160	$160	$178	$178	2018	-	2024	$160
Capital loss carryover	$325	$114	$491	$172	2019			$318
					2020			$7
Alternative minimum tax credit carryover	$639	$639	$652	$652	No expiration			$639

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Income Taxes (continued)

Net Operating Loss Carryover
As of September 30, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $5,465 and $5,547, respectively, consisting of U.S. losses of $5,412 and $5,508, respectively, and foreign losses of $53 and $39. If unutilized, the U.S. losses expire as follows: $3 from 2016-2020, $5,409 from 2023-2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. Due to limitations on the use of certain losses, a valuation allowance of $12 has been established as of September 30, 2015 and $9 as of December 31, 2014 in order to recognize only the portion of net operating losses that will more likely than not be realized.
Most of the net operating loss carryover originated from the Company's U.S. and international annuity business, including from the hedging program. Given the sale of the Japan subsidiary in 2014, and continued runoff of the U.S. fixed and variable annuity business, the exposure to taxable losses from the Talcott Resolution business is significantly lessened. Given the expected earnings of its property and casualty, group benefits and mutual fund businesses, the Company expects to generate sufficient taxable income in the future to utilize its net operating loss carryover net of the recorded valuation allowance. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time.
Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
As of September 30, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $639 and $652, respectively, and foreign tax credit carryover of $160 and $178, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryovers expire from 2018-2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all U.S. net operating loss carryover. However, the Company has identified and begun to purchase certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.
Capital Loss Carryover
As of September 30, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to the capital loss carryover of $325 and $491, respectively. The capital loss carryover is largely due to the loss on sale of HLIKK in 2014. As of September 30, 2015 and December 31, 2014, the associated deferred tax asset valuation allowance was $112 and $172, respectively. If unutilized, $318 of the capital loss carryover will expire in 2019 and $7 in 2020. Utilization of the capital loss carryover requires the Company to realize sufficient taxable capital gains. While the Company has some ability to utilize the remaining capital loss carryover by generating capital gains through tax planning strategies, the Company concluded that it is more likely than not that a portion of this asset will not be realized. The Company's effective tax rate for the three and nine months ended September 30, 2015 reflects a $60 benefit from the partial reduction of the deferred tax asset valuation allowance on the capital loss carryover due to taxable gains on sales of investments in the third quarter of 2015.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2015 is $1.2 billion. Of this $1.2 billion the legal entities have posted collateral of $1.6 billion in the normal course of business. In addition, the Company has posted collateral of $34 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2015 a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
10. Equity
Capital Purchase Program ("CPP") Warrants
As of September 30, 2015 and December 31, 2014, respectively, the Company has 4.5 million and 7.2 million CPP warrants outstanding and exercisable. CPP warrant exercises were 1.1 million and 3.2 million during the three months ended September 30, 2015 and 2014, respectively and 2.7 million and 24.1 million during the nine months ended September 30, 2015 and 2014, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended September 30, 2015 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $9.297 as of September 30, 2015 and $9.388 as of December 31, 2014.
Equity Repurchase Program
As of September 30, 2015, the Company has $1.8 billion remaining under its existing equity repurchase program authorization. In July 2015, the Board of Directors approved a $1.6 billion increase in and extension of the Company's authorized equity repurchase program, bringing the total authorization for equity repurchases to $4.375 billion for the period January 1, 2014 through December 31, 2016.
During the three and nine months ended September 30, 2015, the Company repurchased 6.5 million and 18.6 million common shares, respectively, for $300 and $800, respectively. During the period October 1, 2015 to October 21, 2015, the Company repurchased 1.8 million common shares for $82.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Changes In and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax, by component consist of the following:
Three months ended September 30, 2015

Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,657	$(7)	$122	$(24)	$(1,560)	$188
OCI before reclassifications	(113)	2	58	(14)	(1)	(68)
Amounts reclassified from AOCI	19	1	(10)	—	10	20
OCI, net of tax	(94)	3	48	(14)	9	(48)
Ending balance	$1,563	$(4)	$170	$(38)	$(1,551)	$140
Nine months ended September 30, 2015

Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928
OCI before reclassifications	(798)	—	49	(30)	—	(779)
Amounts reclassified from AOCI	(9)	1	(29)	—	28	(9)
OCI, net of tax	(807)	1	20	(30)	28	(788)
Ending balance	$1,563	$(4)	$170	$(38)	$(1,551)	$140

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net Unrealized Gain on Securities
Available-for-sale securities	$(29)	$14	Net realized capital gains (losses)
	(29)	14	Total before tax
	(10)	5	Income tax expense
	$(19)	$9	Net income
OTTI Losses in OCI
Other than temporary impairments	$(1)	$(2)	Net realized capital gains (losses)
	(1)	(2)	Total before tax
	—	(1)	Income tax expense
	$(1)	$(1)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$1	$4	Net realized capital gains (losses)
Interest rate swaps	15	47	Net investment income
Foreign currency swaps	—	(7)	Net realized capital gains (losses)
	16	44	Total before tax
	6	15	Income tax expense
	$10	$29	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	(48)	Insurance operating costs and other expenses
	(15)	(43)	Total before tax
	(5)	(15)	Income tax expense
	$(10)	$(28)	Net income
Total amounts reclassified from AOCI	$(20)	$9	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, net of tax and DAC, by component consist of the following:
Three months ended September 30, 2014

Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,255	$(7)	$141	$13	$(1,240)	$1,162
OCI before reclassifications	(22)	1	(15)	(13)	1	(48)
Amounts reclassified from AOCI	(40)	1	(6)	—	8	(37)
OCI, net of tax	(62)	2	(21)	(13)	9	(85)
Ending balance	$2,193	$(5)	$120	$—	$(1,231)	$1,077
Nine months ended September 30, 2014

Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$987	$(12)	$108	$91	$(1,253)	$(79)
OCI before reclassifications	1,277	4	48	21	1	1,351
Amounts reclassified from AOCI	(71)	3	(36)	(112)	21	(195)
OCI, net of tax	1,206	7	12	(91)	22	1,156
Ending balance	$2,193	$(5)	$120	$—	$(1,231)	$1,077

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net Unrealized Gain on Securities
Available-for-sale securities	$61	$186	Net realized capital gains (losses)
	61	186	Total before tax
	21	65	Income tax expense (benefit)
	—	50	Loss from discontinued operations, net of tax
	$40	$71	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$(2)	$(5)	Net realized capital gains (losses)
	(2)	(5)	Total before tax
	(1)	(2)	Income tax expense (benefit)
	$(1)	$(3)	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$(4)	$(2)	Net realized capital gains (losses)
Interest rate swaps	22	67	Net investment income
Foreign currency swaps	(9)	(9)	Net realized capital gains (losses)
	9	56	Total before tax
	3	20	Income tax expense (benefit)
	$6	$36	Net income (loss)
Foreign Currency Flow Hedging Instruments
Currency translation adjustments	$—	$172	Net realized capital gains (losses)
	—	172	Total before tax
	—	60	Income tax expense (benefit)
	$—	$112	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(14)	(38)	Insurance operating costs and other expenses
	(12)	(33)	Total before tax
	(4)	(12)	Income tax expense (benefit)
	$(8)	$(21)	Net income (loss)
Total amounts reclassified from AOCI	$37	$195	Net income (loss)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Employee Benefit Plans

The Company’s employee benefit plans are described in Note 17 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2014 Annual Report on Form 10-K.
Components of Net Periodic Cost (Benefit)
Net periodic cost (benefit) includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Service cost	$—	$1	$—	$—
Interest cost	60	67	3	5
Expected return on plan assets	(77)	(81)	(3)	(2)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	16	13	1	1
Net periodic cost (benefit)	$(1)	$—	$(1)	$2

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$1	$2	$—	$—
Interest cost	177	194	9	11
Expected return on plan assets	(233)	(244)	(9)	(10)
Amortization of prior service credit	—	—	(5)	(5)
Amortization of actuarial loss	45	35	3	3
Net periodic benefit	$(10)	$(13)	$(2)	$(1)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Discontinued Operations

On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of HLIKK to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company for cash proceeds of $963. The sale transaction resulted in an after-tax loss on disposition of $659 in the nine months ended September 30, 2014. The operations of the Company's Japan business meet the criteria for reporting as discontinued operations. The Company's Japan business is included in the Talcott Resolution reporting segment.
Concurrently with the sale, HLIKK recaptured certain risks that had been reinsured to the Company’s U.S. subsidiaries, Hartford Life and Annuity Insurance Company ("HLAI") and Hartford Life Insurance Company ("HLIC") by terminating intercompany agreements. Upon closing, the Buyer became responsible for all liabilities for the recaptured business. The Company has, however, continued to provide reinsurance for approximately $783 of yen denominated fixed payout annuities as of September 30, 2015.
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
The Condensed Consolidated Statements of Operations include a net realized gain on disposal of $9 for the three and nine months ended September 30, 2015 related to discontinued operations. Amounts related to discontinued operations included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014 are summarized in the following table.

Nine Months Ended September 30,
2014
Revenues
Earned premiums	$(1)
Fee income	239
Net investment income:
Securities available-for-sale and other	18
Equity securities, trading	134
Total net investment income	152
Net realized capital losses	(157)
Total revenues	233
Benefits, losses and expenses
Benefits losses and loss adjustment expenses	7
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	134
Insurance operating costs and other expenses	23
Total benefits, losses and expenses	164
Income before income taxes	69
Income tax benefit	(2)
Income from operations of discontinued operations, net of tax	71
Net realized loss on disposal, net of tax [1]	(659)
Loss from discontinued operations, net of tax	$(588)

[1]	Includes income tax benefit of $241 on the sale of HLIKK for the nine months ended September 30, 2014.

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

Financial Highlights for the Three Months Ended September 30, 2015

•	Net income was $381, or $0.90 per diluted share, compared with net income of $388, or $0.86 per diluted share, in the comparable prior year period.

•	Common share repurchases totaled $300, or approximately 6.5 million shares, in the current quarter.

•
Book value per diluted common share (excluding AOCI) increased to $42.99 from $42.41 in the prior quarter due to the effect of net income less dividends and the effect of share repurchases in the quarter.

•	Net investment income decreased 10% to $730 compared to the prior year period primarily due to a decrease in income from limited partnerships and other alternative investments.

•
The annualized investment yield after-tax of 2.8% decreased slightly compared to the prior year period due to a decrease in income from limited partnerships and other alternative investments as well as lower reinvestment rates reflecting the current interest rate environment. The new money yield increased to 3.7% from 3.2%, compared to the prior year period, largely due to purchases in the prior year period resulting from the reinvestment of the proceeds from the sale of HLIKK into short duration, high quality corporate and asset backed securities due to lower interest rates.

•	Net unrealized gains, after-tax, in the investment portfolio declined by $94 in the current quarter due to wider credit spreads, partially offset by lower interest rates.

•	Property & Casualty written premiums increased 3% over the comparable prior year period, comprised of 4% growth in Commercial Lines and 1% in Personal Lines.

•	Property & Casualty combined ratio, before catastrophes and prior year development, increased 1.1 points to 93.0 from 91.9 in the comparable prior year period.

•	Catastrophe losses of $76, before tax, increased from catastrophe losses of $40, before tax, in the comparable prior year period.

•
Unfavorable prior year development, driven primarily by commercial auto reserve strengthening, totaled $37, before tax, compared with favorable prior year development of $10 before tax, in the comparable prior year period.

•	Group Benefits core earnings margin increased to 5.5% in the quarter from 4.5% in the comparable prior year period.

•
Talcott Resolution after-tax income from continuing operations was $72, compared with $28 in the comparable prior year period primarily due to lower DAC amortization driven by a lower unfavorable unlock.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Earned premiums	$3,404	$3,337	2%	$10,117	$9,958	2%
Fee income	448	524	(15%)	1,376	1,522	(10%)
Net investment income	730	810	(10%)	2,335	2,402	(3%)
Net realized capital gains (losses)	(44)	69	(164%)	(30)	30	NM
Other revenues	24	29	(17%)	66	85	(22%)
Total revenues	4,562	4,769	(4%)	13,864	13,997	(1%)
Benefits, losses and loss adjustment expenses	2,710	2,624	3%	8,085	8,223	(2%)
Amortization of deferred policy acquisition costs	434	580	(25%)	1,212	1,348	(10%)
Insurance operating costs and other expenses	971	976	(1%)	2,829	2,889	(2%)
Loss on extinguishment of debt	—	—	—%	21	—	NM
Reinsurance gain on dispositions	(20)	—	NM	(28)	—	NM
Interest expense	88	93	(5%)	271	282	(4%)
Total benefits, losses and expenses	4,183	4,273	(2%)	12,390	12,742	(3%)
Income from continuing operations before income taxes	379	496	(24%)	1,474	1,255	17%
Income tax expense	7	108	(94%)	222	251	(12%)
Income from continuing operations, net of tax	372	388	(4%)	1,252	1,004	25%
Income (loss) from discontinued operations, net of tax	9	—	NM	9	(588)	102%
Net income	$381	$388	(2%)	$1,261	$416	NM
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Net income, compared to the prior year period, decreased for the three months ended September 30, 2015 primarily due to the net effect of the following items:

•
Fee income of $448, before tax, for the three months ended September 30, 2015, compared to $524, before tax, for the prior year period. The decrease in fee income is primarily due to the continued runoff of the Talcott Resolution variable annuity block.

•
Net investment income of $730, before tax, for the three months ended September 30, 2015, compared to $810, before tax, for the prior year period. The decrease in net investment income was primarily due to a decrease in income from limited partnerships and alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

•
A $23 before tax decrease in current accident year underwriting results before catastrophes in Property & Casualty driven by higher loss costs in Personal Lines auto and homeowners, partially offset by improved margins in workers' compensation. Earned premiums increased 3% or $83, before tax, reflecting earned premium growth of 4% in Commercial Lines and 1% in Personal Lines. Underwriting expenses in 2015 increased $31 due to higher commission, marketing and operations costs. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
Prior accident year reserve strengthening of $37, before tax, for the three months ended September 30, 2015, compared to reserve releases of $10, before tax, for the prior year period. Reserve strengthening in 2015 was primarily due to unfavorable development in commercial auto liability. Reserve releases in 2014 were primarily related to favorable development in general liability, partially offset by an increase in reserves for workers' compensation discount accretion. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

•
Current accident year catastrophe losses of $76, before tax, for the three months ended September 30, 2015, compared to $40, before tax, for the prior year period. Catastrophe losses in 2015 were primarily due to wildfires and, to a lesser extent, multiple wind and hail events across various U.S. geographic regions. Catastrophe losses in 2014 were primarily due to multiple wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•	Reinsurance gain on dispositions of $20, before tax, for the three months ended September 30, 2015 pertains to the Individual Life business sold in 2013.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). Income tax expense for the three months ended September 30, 2015 decreased by $101 from $108 in the prior year period, primarily due to the $117, before tax, decrease in income from continuing operations and the effect of permanent items, as well as a federal income tax benefit of $60 related to the partial reduction of the deferred tax valuation allowance on capital loss carryovers due to taxable gains on sales of investments in the third quarter of 2015. For further discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Net income, compared to the prior year period, increased for the nine months ended September 30, 2015 primarily due to the net effect of the following items:

•
A decrease in the loss from discontinued operations of $597, net of tax, compared to the nine months ended September 30, 2014 pertains primarily to the realized capital loss of $659 on the sale of the Japan variable annuity business.

•
Fee income of $1,376, before tax, for the nine months ended September 30, 2015, compared to $1,522, before tax, for the prior year period. The decrease in fee income is primarily due to the continued runoff of the Talcott Resolution variable annuity block.

•
Net investment income of $2,335, before tax, for the nine months ended September 30, 2015, decreased compared to $2,402, before tax, for the prior year period. The decrease in net investment income was primarily due to a decrease in income from limited partnerships and alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

•
Prior accident year reserve strengthening of $255, before tax, for the nine months ended September 30, 2015, compared to reserve strengthening of $199, before tax, for the prior year period. Reserve strengthening in 2015 and 2014 was primarily related to an increase in reserves for asbestos and environmental claims. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

•
A $33 before tax increase in current accident year underwriting results before catastrophes in Property & Casualty driven by a 0.2 point decrease in the combined ratio before catastrophes and prior year development and the effect of higher earned premiums. Earned premiums increased 3% or $233, before tax, reflecting earned premium growth of 4% in Commercial Lines and 2% in Personal Lines. Underwriting expenses in 2015 increased $115 including a $31 increase due to higher commission, marketing and operations costs, and in part, due to a $49 benefit, before tax, in 2014 related to a reduction in NY Assessments, representing a 0.7 point favorable impact on the combined ratio in 2014. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
Current accident year catastrophe losses of $298, before tax, for the nine months ended September 30, 2015, compared to $322, before tax, for the prior year period. The decrease in current accident year catastrophe losses was primarily due to a decrease in the severity of wind and hail events, partially offset by wildfires in 2015 and an increase in the frequency of winter storms across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•	Reinsurance gain on dispositions of $28, before tax, for the nine months ended September 30, 2015 pertains to the Individual Life business sold in 2013.

•
A loss on extinguishment of debt of $21, before tax, for the nine months ended September 30, 2015 related to the redemption of $296 aggregate principal amount of outstanding 4.0% senior notes. The resulting loss on extinguishment of debt consists of a make-whole premium.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). Income tax expense for the nine months ended September 30, 2015 decreased by $29 from $251 in the prior year period, primarily due a federal income tax benefit of $36, related to uncertain tax positions and a benefit of $60 related to the partial reduction of the deferred tax valuation allowance on capital loss carryovers due to taxable gains on sales of investments in the third quarter of 2015. For further discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three months ended September 30,			Nine months ended September 30,
Net Income (Loss) by Segment	2015	2014	Increase (Decrease) From 2014 to 2015	2015	2014	Increase (Decrease) From 2014 to 2015
Commercial Lines	$211	$280	$(69)	$710	$721	$(11)
Personal Lines	19	73	(54)	136	142	(6)
Property & Casualty Other Operations	16	14	2	(72)	(108)	36
Group Benefits	42	37	5	150	143	7
Mutual Funds	22	22	—	66	64	2
Talcott Resolution	74	28	46	402	(331)	733
Corporate [1]	(3)	(66)	63	(131)	(215)	84
Net income	$381	$388	$(7)	$1,261	$416	$845

[1]
The three months and nine months ended September 30, 2015 includes a tax benefit of $60 from the partial reduction of the deferred tax valuation allowance on capital loss carryovers established when the Japan annuity business was sold. The reduction in the valuation allowance stems primarily from taxable gains on sales of investments during the period.

Investment Results
Composition of Invested Assets

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$59,109	79.5%	$59,384	77.8%
Fixed maturities, at fair value using the fair value option ("FVO")	548	0.7%	488	0.6%
Equity securities, AFS, at fair value [1]	813	1.1%	1,047	1.4%
Mortgage loans	5,552	7.5%	5,556	7.3%
Policy loans, at outstanding balance	1,428	1.9%	1,431	1.9%
Limited partnerships and other alternative investments	3,067	4.1%	2,942	3.9%
Other investments [2]	455	0.6%	547	0.7%
Short-term investments	3,433	4.6%	4,883	6.4%
Total investments	$74,405	100.0%	$76,278	100.0%

[1]	Includes equity securities at fair value using the FVO of $348 as of December 31, 2014. The Company did not hold any equity securities, FVO as of September 30, 2015.

[2]	Primarily relates to derivative instruments.
Total investments decreased since December 31, 2014, primarily due to a decrease in short-term investments as well as a decline in fixed maturities, AFS. The decline in short-term investments is primarily the result of the reinvestment of short-term investments into longer dated fixed maturities, the continued run-off of Talcott Resolution, and the use of assets for debt repayment. The decline in fixed maturities, AFS was due to a decrease in valuations as a result of widening credit spreads, which more than offset the increase in valuations due to lower interest rates and the reinvestment of short-term investments.

Net Investment Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$608	4.3%	$602	4.2%	$1,811	4.2%	$1,819	4.2%
Equity securities, AFS	8	3.7%	9	5.1%	19	2.5%	23	3.9%
Mortgage loans	67	4.8%	65	4.6%	207	4.9%	197	4.6%
Policy loans	20	5.7%	20	5.5%	60	5.6%	59	5.5%
Limited partnerships and other alternative investments	22	2.9%	100	14.4%	215	10.0%	250	11.7%
Other [3]	33		44		106		135
Investment expense	(28)		(30)		(83)		(81)
Total net investment income	730	4.1%	810	4.5%	2,335	4.4%	2,402	4.4%
Total net investment income excluding limited partnerships and other alternative investments	$708	4.2%	$710	4.1%	$2,120	4.1%	$2,152	4.1%

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
Three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014
Total net investment income for the three and nine months ended September 30, 2015, decreased as compared to the three and nine months ended September 30, 2014, primarily due to a decrease in income from limited partnerships and alternative investments. Excluding limited partnerships and other alternative investments, net investment income declined as the effect of reinvesting at lower interest rates and a decrease in invested asset levels was largely offset by higher income received from previously impaired securities, make-whole payments on fixed maturities, and prepayment penalties on mortgage loans.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has remained consistent at 4.1% for the nine months ended September 30, 2015, when compared to the same period in 2014. Excluding income received from previously impaired securities, make-whole payments on fixed maturities, and prepayment penalties on mortgage loans, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.0%, for the nine months ended September 30, 2015, down from 4.1% for the same period in 2014.
The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the nine months ended September 30, 2015, was approximately 3.4% which was below the average yield of sales and maturities of 4.0% for the same period, due to the current interest rate environment. The new money yield of 3.7% for the third quarter of 2015 was higher than the prior year period of 3.2% largely due to purchases in the prior year period resulting from the reinvestment of the proceeds from the sale of HLIKK into short duration, high quality corporate and asset backed securities ("ABS").
Going forward, if interest rates continue to stay at current levels, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to decline from the current net investment income yield due to lower reinvestment rates. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2015	2014	2015	2014
Gross gains on sales	$83	$116	$401	$421
Gross losses on sales	(73)	(29)	(333)	(191)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings	(40)	(14)	(63)	(43)
Valuation allowances on mortgage loans	1	—	(2)	(3)
Periodic net coupon settlements on credit derivatives	3	—	8	1
Results of variable annuity hedge program
GMWB derivatives, net	(32)	6	(35)	15
Macro hedge program	51	12	24	(13)
Total results of variable annuity hedge program	19	18	(11)	2
Other, net [1]	(37)	(22)	(30)	(157)
Net realized capital gains (losses)	$(44)	$69	$(30)	$30

[1]	Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and the fixed payout annuity hedge.
Details on the Company’s net realized capital gains and losses are as follows:
Gross Gains and Losses on Sales

•
Gross gains on sales for the three months ended September 30, 2015, were primarily due to gains on the sale of corporate and U.S. treasury securities. Gross losses on sales for the three months ended September 30, 2015, were primarily the result of losses on the sale of corporate securities. Gross gains on sales for the nine months ended September 30, 2015, were primarily due to gains on the sale of corporate, U.S treasury and equity securities. Gross losses on sales for the nine months ended September 30, 2015, were primarily the result of losses on the sale of corporate securities as well as equity and U.S. treasury securities. The sales were primarily a result of duration, liquidity and credit management, as well as tactical changes to the portfolio as a result of changing market conditions.

•
Gross gains on sales for the three and nine months ended September 30, 2014, were primarily due to gains on the sale of corporate securities, CMBS, RMBS, and municipal securities. Gross losses on sales for the three and nine months ended September 30, 2014, were from the sale of emerging market securities, primarily within the foreign government and corporate sectors. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.

Net OTTI Losses

•	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable Annuity Hedge Program

•
For the three months ended September 30, 2015, the gain on the macro hedge program was primarily due to gains of $42 driven by a decline in equity markets. For the nine months ended September 30, 2015 the gain on the macro hedge program was primarily due to gains of $39 driven by a decline in equity markets, gains of $12 driven by increased equity volatility, and gains of $8 driven by a decline in interest rates. The gains for the nine months ended September 30, 2015, were partially offset by losses of $33 driven by time decay on options.

•
For the three and nine months ended September 30, 2015, the net losses related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, were primarily due to losses of $21 and $10, respectively, resulting from the underperformance of the underlying actively managed funds compared to their respective indices and losses of $9 and $12, respectively, driven by unfavorable policyholder behavior.

•
For the three months ended September 30, 2014, the gain on the macro hedge program was primarily due to gains of $19 driven by increased equity volatility. For the nine months ended September 30, 2014, the loss on the macro hedge program was primarily due to losses of $16 driven by an improvement in the domestic equity markets.

•
For the three and nine months ended September 30, 2014, the net gains related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, were primarily driven by gains of $31 on liability assumption updates and gains of $10 and $8, respectively, due to increased volatility. For the three and nine months ended September 30, 2014, these gains were partially offset by losses of $20 and $24, respectively, resulting from unfavorable policyholder behavior related to the early surrender value program.

Other, Net

•
Other, net loss for the three months ended September 30, 2015, was primarily due to losses of $20 on credit derivatives driven by widening credit spreads and losses of $11 on interest derivatives due to a decline in interest rates. Other, net loss for the nine months ended September 30, 2015, was primarily due to losses of $28 on credit derivatives driven by widening credit spreads and losses of $24 related to the fixed payout annuity hedge primarily driven by a decline in U.S. interest rates. These losses for the nine months ended September 30, 2015, were partially offset by gains of $28 related to modified coinsurance reinsurance contracts, primarily driven by widening credit spreads, partially offset by a decline in long-term interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

•
Other, net loss for the three months ended September 30, 2014, was primarily due to losses of $10 on credit derivatives driven by credit spread widening and losses of $9 on interest rate derivatives due to a decline in long term interest rates. Other, net loss for the nine months ended September 30, 2014, was primarily due to losses of $153 on interest rate derivatives largely used to manage duration driven by a decline in interest rates.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2014 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2015.

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
Reserve Roll Forwards and Development
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Nine Months Ended September 30, 2015
	Commercial Lines [3]	Personal Lines	Property & Casualty Other Operations [3]	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross [3]	$16,465	$1,874	$3,467	$21,806
Reinsurance and other recoverables [3]	2,459	18	564	3,041
Beginning liabilities for unpaid losses and loss adjustment expenses, net [3]	14,006	1,856	2,903	18,765
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,789	1,916	—	4,705
Current accident year catastrophes [4]	108	190	—	298
Prior accident years strengthening (release)	69	(18)	204	255
Total provision for unpaid losses and loss adjustment expenses	2,966	2,088	204	5,258
Less: Payments	2,743	2,062	215	5,020
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,229	1,882	2,892	19,003
Reinsurance and other recoverables	2,343	17	589	2,949
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,572	$1,899	$3,481	$21,952
Earned premiums	$4,853	$2,895
Loss and loss expense paid ratio [1]	56.5	71.2
Loss and loss expense incurred ratio	61.1	72.1
Prior accident years development (pts) [2]	1.4	(0.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]
Hartford Financial Products International ("HFPI") gross reserves and reinsurance recoverables balances of $40 and $5, respectively, as of December 31, 2014 have been prospectively reclassified from Commercial Lines to Property & Casualty Other Operations as HFPI does not write new business.

[4]	Contributing to the current accident year catastrophes losses were the following events:

Nine Months Ended September 30, 2015
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Winter Storms [1]	$60	$25	$85
Tornadoes [1]	18	27	45
Wind and Hail [1]	27	81	108
Other [2]	3	57	60
Total	$108	$190	$298

[1]	These amounts represent an aggregation of multiple catastrophes.

[2]	Consists primarily of wildfires.

Prior accident years development recorded in 2015
Included within prior accident years development were the following reserve strengthenings (releases):

Three Months Ended September 30, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$30	$(7)	$—	$23
Homeowners	—	2	—	2
Professional liability	(6)	—	—	(6)
Package business	3	—	—	3
General liability	9	—	—	9
Commercial property	4	—	—	4
Workers’ compensation discount accretion	7	—	—	7
Catastrophes	1	—	—	1
Other reserve re-estimates, net	2	(9)	1	(6)
Total prior accident years development	$50	$(14)	$1	$37

Nine Months Ended September 30, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$60	$(7)	$—	$53
Homeowners	—	9	—	9
Professional liability	(23)	—	—	(23)
Package business	8	—	—	8
General liability	(7)	—	—	(7)
Commercial property	(2)	—	—	(2)
Net asbestos reserves	—	—	146	146
Net environmental reserves	—	—	55	55
Workers’ compensation discount accretion	22	—	—	22
Catastrophes	(1)	(16)	—	(17)
Other reserve re-estimates, net	12	(4)	3	11
Total prior accident years development	$69	$(18)	$204	$255
During the three and nine months ended September 30, 2015, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Strengthened reserves in commercial auto liability due to increased severity of large claims predominantly for accident years 2010 to 2013.

•
Released reserves in professional liability for claims made years 2009 through 2011 primarily for large accounts. Claim costs for these accident years have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•
Apart from workers' compensation discount accretion, changes in workers' compensation reserves netted to zero, as a release of nominal reserves was offset by a reduction in the amount of workers' compensation loss reserve discount driven by the improvement in claim closure rates resulting in a decrease in the number of outstanding claims for permanently disabled claimants.

•	Released catastrophe reserves primarily for accident year 2014 as fourth quarter 2014 catastrophes have developed favorably.

•
Within Other reserve re-estimates, net, released contract surety reserves across several accident years and released commercial surety reserves for accident years 2012 through 2014 as a result of lower emerged losses. These reserve releases were offset by an increase in reserves for commercial surety related to accident years 2007 and prior as the number of new claims reported has outpaced expectations.

•	Refer to the Property & Casualty Other Operations sections for discussion of the increase to net asbestos reserves, net environmental reserves and other reserve re-estimates, net.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Nine Months Ended September 30, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,293	$1,864	$3,547	$21,704
Reinsurance and other recoverables	2,442	13	573	3,028
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,851	1,851	2,974	18,676
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,799	1,858	—	4,657
Current accident year catastrophes [3]	103	219	—	322
Prior accident years strengthening (release)	—	(52)	251	199
Total provision for unpaid losses and loss adjustment expenses	2,902	2,025	251	5,178
Less: Payments	2,751	2,036	291	5,078
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,002	1,840	2,934	18,776
Reinsurance and other recoverables	2,483	13	613	3,109
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,485	$1,853	$3,547	$21,885
Earned premiums	$4,678	$2,838
Loss and loss expense paid ratio [1]	58.8	71.7
Loss and loss expense incurred ratio	62.0	71.4
Prior accident years development (pts) [2]	—	(1.8)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Nine Months Ended September 30, 2014
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Wind and hail [1]	$49	$189	$238
Winter storms [1]	50	17	$67
Tornadoes	2	10	12
Other	2	3	5
Total	$103	$219	$322
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2014
Included within prior accident years development were the following reserve strengthenings (releases):

Three Months Ended September 30, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$—	$(4)	$—	$(4)
Package business	2	—	—	2
General liability	(19)	—	—	(19)
Bond	4	—	—	4
Commercial property	(1)	—	—	(1)
Net environmental reserves	—	—	3	3
Workers’ compensation discount accretion	8	—	—	8
Catastrophes	1	(3)	—	(2)
Other reserve re-estimates, net	—	(8)	7	(1)
Total prior accident years development	$(5)	$(15)	$10	$(10)

Nine Months Ended September 30, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$14	$(4)	$—	$10
Homeowners	—	(10)	—	(10)
Professional liability	(16)	—	—	(16)
Package business	1	—	—	1
General liability	(22)	—	—	(22)
Bond	4	—	—	4
Commercial property	(3)	—	—	(3)
Net asbestos reserves	—	—	212	212
Net environmental reserves	—	—	30	30
Workers’ compensation	5	—	—	5
Workers’ compensation discount accretion	23	—	—	23
Catastrophes	(17)	(29)	—	(46)
Other reserve re-estimates, net	11	(9)	9	11
Total prior accident years development	$—	$(52)	$251	$199
During the three and nine months ended September 30, 2014, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Strengthened reserves in commercial auto liability due to an increased frequency of severe claims spread across several accident years.

•	Homeowners results emerged favorably for accident year 2013, primarily related to favorable development on fire and water-related claims.

•	Released reserves in professional liability for accident years 2010, 2012 and 2013 due to lower frequency of reported claims.

•	Released reserves in general liability due to lower frequency in late emerging claims.

•	Bond reserves emerged favorably for accident years 2008 forward, offset by adverse emergence on reserves for accident years 2007 and prior.

•	Released catastrophe reserves primarily for accident year 2013 as fourth quarter 2013 catastrophes have developed favorably.

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
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended September 30, 2015	Asbestos		Environmental	All Other [2]	Total
Beginning liability—net [3][4]	$1,777		$271	$915	$2,963
Losses and loss adjustment expenses incurred	—		—	1	$1
Less: losses and loss adjustment expenses paid	42		17	13	$72
Ending liability – net [3][4]	$1,735	[5]	$254	$903	$2,892

Nine Months Ended September 30, 2015	Asbestos		Environmental	All Other [1] [2]	Total
Beginning liability—net [3][4]	$1,710		$241	$952	$2,903
Losses and loss adjustment expenses incurred	146		55	3	204
Less: losses and loss adjustment expenses paid	121		42	52	215
Ending liability – net [3][4]	$1,735	[5]	$254	$903	$2,892

[1]	HFPI net reserves of $35 as of December 31, 2014 have been prospectively reclassified from Commercial Lines to "All Other" as HFPI does not write new business.

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

[3]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $14 and $9, respectively, as of September 30, 2015. Total net losses and loss adjustment expenses incurred for the three and nine months ended September 30, 2015 includes $4 and $9, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three and nine months ended September 30, 2015 includes $4 and $9, respectively, related to asbestos and environmental claims.

[4]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,248 and $296.

[5]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $179 and $203, respectively, resulting in a one year net survival ratio of 9.8 and a three year net survival ratio of 8.6. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

Three Months Ended September 30, 2014	Asbestos		Environmental	All Other	Total
Beginning liability—net [1][2]	$1,820		$278	$932	$3,030
Losses and loss adjustment expenses incurred	—		3	7	10
Less : losses and loss adjustment expenses paid	65		14	27	106
Ending liability – net [1][2]	$1,755	[3]	$267	$912	$2,934

Nine Months Ended September 30, 2014	Asbestos		Environmental	All Other	Total
Beginning liability—net [1][2]	$1,714		$270	$990	$2,974
Losses and loss adjustment expenses incurred	212		30	9	251
Less: losses and loss adjustment expenses paid	171		33	87	291
Ending liability – net [1][2]	$1,755	[3]	$267	$912	$2,934

[1]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $17 and $6, respectively, as of September 30, 2014. Total net losses and loss adjustment expenses incurred for the three and nine months ended September 30, 2014 includes $7 and $12, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three and nine months ended September 30, 2014 includes $5 and $13 related to asbestos and environmental claims.

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

The following table sets forth paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended September 30, 2015	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$27	$—	$9	$—
Assumed Reinsurance	10	—	1	—
London Market	3	—	7	—
Total	40	—	17	—
Ceded	2	—	—	—
Net	$42	$—	$17	$—

Nine Months Ended September 30, 2015	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$99	$190	$29	$67
Assumed Reinsurance	29	3	2	(2)
London Market	14	7	14	5
Total	142	200	45	70
Ceded	(21)	(54)	(3)	(15)
Net	$121	$146	$42	$55

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and nine months ended September 30, 2015 includes $4 and $11, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and nine months ended September 30, 2015 includes $4 and $11, respectively, related to asbestos and environmental claims.

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

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2015 of $2.0 billion ($1.7 billion and $0.3 billion for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.6 billion to $2.4 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2014 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results and liquidity.
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

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits are used in the amortization of the deferred policy acquisition costs ("DAC") asset and sales inducement assets (“SIA”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life type contracts.
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of September 30, 2015	As of December 31, 2014
DAC	$1,062	$1,200
SIA	$74	$89
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$301	$331

[1]
For additional information on death and other insurance benefit reserves, see Note 6 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The benefit (charge) to net income from continuing operations, net of tax by asset and liability as a result of the Unlocks is as follow:

	Talcott Resolution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
DAC	$(43)	$(176)	$(31)	$(148)
SIA	(3)	(41)	(2)	(35)
URR	—	44	—	42
Death and Other Insurance Benefit Reserves	(3)	15	60	26
Total (before tax)	$(49)	$(158)	$27	$(115)
Income tax effect	(16)	(56)	10	(40)
Total (after-tax)	$(33)	$(102)	$17	$(75)
The Unlock charge, after-tax, for the three months ended September 30, 2015 was primarily due to separate account returns being below our aggregated estimated returns during the period largely due to the decline in equity markets. The Unlock benefit, after-tax for the nine months ended September 30, 2015 was primarily due to an off-cycle assumption change related to benefit utilization partially offset by separate account returns being below our aggregated estimated returns during the period. The Unlock charge, after-tax, for the three months and nine months ended September 30, 2014, was primarily due to lower future estimated gross profits on the fixed annuity block driven by the continued low interest rate environment, as well as, higher variable annuity unit costs due to higher than expected surrenders, partially offset by actual separate account returns being above our aggregated estimated returns during the period.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 36% as of September 30, 2015. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
In the third quarter of 2014, the Company completed a comprehensive non-market related policyholder behavior assumption study and incorporated the results of those studies into its projection of future gross profits. The annual comprehensive non-market related policyholder behavior assumption study for 2015 will be completed in the fourth quarter.

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of September 30, 2015, including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $124 and $181, respectively, as of September 30, 2015 and December 31, 2014, relating primarily to U.S. capital loss carryovers. The reduction in the valuation allowance stems primarily from taxable gains on sales of investments during the period. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments that allow utilization of foreign tax credits, business considerations such as asset-liability matching, and making investments which have specific tax characteristics. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax asset.

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

A reconciliation of net income to core earnings is set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$381	$388	$1,261	$416
Less: Unlock benefit (charge), after-tax	(33)	(102)	17	(75)
Less: Net realized capital gains (losses), after-tax and DAC, excluded from core earnings	(30)	27	(24)	(11)
Less: Restructuring and other costs, after-tax	(2)	(14)	(10)	(32)
Less: Loss on extinguishment of debt, after-tax	—	—	(14)	—
Less: Net reinsurance gain on dispositions, after-tax	13	—	18	—
Less: Income tax benefit from reduction in valuation allowance	60	—	60	—
Less: Gain (loss) from discontinued operations, after-tax	9	—	9	(588)
Core earnings	$364	$477	$1,205	$1,122
Core Earnings Margin
Core earnings margin is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. Core earnings margin is calculated by dividing core earnings by revenues excluding buyouts and realized gains (losses). Net income margin is the most directly comparable U.S. GAAP measure. The Company believes that core earnings margin provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both core earnings margin and net income margin when reviewing performance.
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

COMMERCIAL LINES

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2015	2014	Change	2015	2014	Change
Written premiums	$1,639	$1,583	4%	$5,016	$4,823	4%
Change in unearned premium reserve	(8)	5	NM	163	145	12%
Earned premiums	1,647	1,578	4%	4,853	4,678	4%
Losses and loss adjustment expenses
Current accident year before catastrophes	952	931	2%	2,789	2,799	—%
Current accident year catastrophes	8	8	—%	108	103	5%
Prior accident years	50	(5)	NM	69	—	NM
Total losses and loss adjustment expenses	1,010	934	8%	2,966	2,902	2%
Amortization of DAC	239	230	4%	710	686	3%
Underwriting expenses	304	286	6%	883	788	12%
Dividends to policyholders	4	4	—%	13	11	18%
Underwriting gain	90	124	(27%)	281	291	(3%)
Net servicing income [1]	6	5	20%	14	14	—%
Net investment income	208	250	(17%)	704	736	(4%)
Net realized capital gains (losses)	(18)	18	NM	(17)	(38)	55%
Other income (expense)	1	(1)	NM	4	1	NM
Income before income taxes	287	396	(28%)	986	1,004	(2%)
Income tax expense	83	116	(28%)	283	283	—%
Income from continuing operations, net of tax	204	280	(27%)	703	721	(2%)
Income from discontinued operations, net of tax	7	—	NM	7	—	NM
Net income	$211	$280	(25%)	$710	$721	(2%)

[1]	Includes servicing revenues of $24 and $30 for the three months ended September 30, 2015 and 2014, and $66 and $86 for the nine months ended September 30, 2015 and 2014, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures [1]	2015	2014	2015	2014
New business premium	$271	$264	$850	$811
Standard commercial lines policy count retention	84%	84%	84%	83%
Standard commercial lines renewal written pricing increases	2%	4%	3%	5%
Standard commercial lines renewal earned pricing increases	3%	6%	4%	7%
Standard commercial lines policies in-force as of end of period (in thousands)			1,301	1,269

[1]	Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude middle market specialty programs and livestock lines of business.

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2015	2014	Change	2015	2014	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	57.8	59.0	1.2	57.5	59.8	2.3
Current accident year catastrophes	0.5	0.5	—	2.2	2.2	—
Prior year development	3.0	(0.3)	(3.3)	1.4	—	(1.4)
Total loss and loss adjustment expense ratio	61.3	59.2	(2.1)	61.1	62.0	0.9
Expense ratio	33.0	32.7	(0.3)	32.8	31.5	(1.3)
Policyholder dividend ratio	0.2	0.3	0.1	0.3	0.2	(0.1)
Combined ratio	94.5	92.1	(2.4)	94.2	93.8	(0.4)
Current accident year catastrophes and prior year development	3.5	0.2	(3.3)	3.6	2.2	(1.4)
Combined ratio before catastrophes and prior year development	91.0	92.0	1.0	90.6	91.6	1.0

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014
Overview
Net income for the three months ended September 30, 2015, as compared to the prior year period, decreased primarily due to lower net investment income, a shift to net realized capital losses in the current quarter from net realized capital gains in the prior year quarter, and a lower underwriting gain. The decrease in underwriting gain was driven by adverse prior accident years development, as well as higher underwriting expenses, partially offset by earned premium growth.
Net income for the nine months ended September 30, 2015, as compared to the prior year period, decreased primarily due to lower net investment income and a lower underwriting gain. The decrease in underwriting gain was driven by adverse prior accident years development and higher underwriting expenses, partially offset by earned premium growth. Underwriting expenses for the nine months ended September 30, 2014 included a reduction of $49, before tax, in the Company's estimated liability for NY Assessments.
Revenues - Earned and Written Premiums
Earned premiums for the three and nine months ended September 30, 2015, as compared to the prior year period, increased reflecting written premium growth over the preceding twelve months.
Written premiums, as compared to the prior year period, increased for the three months ended September 30, 2015 in small commercial, middle market and specialty commercial lines. Written premium increases in standard commercial lines were driven primarily by higher renewal premium, as well as modest new business premium growth and low single-digit renewal written pricing increases. For the three months ended September 30, 2015 renewal written pricing increases averaged 2% in standard commercial, which includes 3% for small commercial and 1% for middle market. Written premium increases in specialty commercial were primarily the result of higher renewal and audit premium in national accounts.
Written premiums, as compared to the prior year period, increased for the nine months ended September 30, 2015 in small commercial, middle market and specialty commercial lines. Written premium increases in standard commercial lines were driven primarily by higher renewal and audit premium, as well as new business premium growth and renewal written pricing increases. Written premium increases in specialty commercial were primarily the result of written premium growth in financial products, national accounts and bond.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended September 30, 2015, as compared to the prior year period, increased reflecting higher prior accident years development and higher current accident year losses before catastrophes in standard commercial lines. Losses and loss adjustment expenses for the nine months ended September 30, 2015, as compared to the prior year period, increased reflecting higher prior accident years development.

•
The decrease in the current accident year loss and loss adjustment expense ratios before catastrophes for the three months ended September 30, 2015, as compared to the prior year period, was primarily driven by lower loss and loss adjustment expense ratio in workers' compensation due to declining frequency and modestly higher severity, partially offset by higher non-catastrophe property losses. Accordingly, the current accident year loss and loss adjustment expense ratio before catastrophes decreased by 1.2 points to 57.8 in 2015 from 59.0 in 2014.

The decrease in the current accident year loss and loss adjustment expense ratios before catastrophes for the nine months ended September 30, 2015, as compared to the prior year period, was primarily driven by a lower loss and loss adjustment expense ratio in workers' compensation due to earned pricing increases and favorable frequency and severity trends, as well as lower non-catastrophe property losses. Accordingly, the current accident year loss and loss adjustment expense ratio before catastrophes decreased by 2.3 points to 57.5 in 2015 from 59.8 in 2014.

•
Current accident year catastrophe losses totaled $8, before tax, for the three months ended September 30, 2015 and 2014. Catastrophe losses for both periods were primarily due to wind and hail events across various U.S. geographic regions.

Current accident year catastrophe losses totaled $108, before tax, for the nine months ended September 30, 2015, compared to $103, before tax, for the nine months ended September 30, 2014. Catastrophe losses for both periods were primarily due to winter storms and wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve strengthening of $50, before tax, for the three months ended September 30, 2015, compared to a reserve release of $5, before tax, for the three months ended September 30, 2014. Net reserve strengthening for the three months ended September 30, 2015 was primarily related to commercial auto liability and workers' compensation discount accretion. Net reserve release for the three months ended September 30, 2014 was primarily related to releases related to general liability.

Prior accident years reserve strengthening of $69, before tax, for the nine months ended September 30, 2015. Net reserve strengthening for the nine months ended September 30, 2015 was primarily related to commercial auto liability and workers' compensation discount accretion, partially offset by a reduction in reserves for professional liability. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.
Underwriting Ratios
The combined ratio, before catastrophes and prior year development, decreased 1.0 points to 91.0 for the three months ended September 30, 2015 from 92.0 for the three months ended September 30, 2014. The decrease reflected a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. The combined ratio, before catastrophes and prior year development, decreased 1.0 points to 90.6 for the nine months ended September 30, 2015 from 91.6 for the nine months ended September 30, 2014.
The expense ratio increased by 0.3 and 1.3 points for the three and nine months ended September 30, 2015, respectively, due primarily to increased commissions and marketing expenses. The expense ratio for the nine months ended September 30, 2014 includes a 1.0 point favorable impact related to a reduction the Company's estimated liability for NY Assessments. Apart from the effect of the reduction in NY assessments in 2014, the combined ratio before catastrophes and prior year development decreased as a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes was partially offset by an increase in the expense ratio due to higher commissions.
Investment Results
Investment income decreased for the three and nine months ended September 30, 2015, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PERSONAL LINES

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2015	2014	Change	2015	2014	Change
Written premiums	$1,034	$1,019	1%	$2,982	$2,949	1%
Change in unearned premium reserve	57	55	4%	87	111	(22%)
Earned premiums	977	964	1%	2,895	2,838	2%
Losses and loss adjustment expenses
Current accident year before catastrophes	682	639	7%	1,916	1,858	3%
Current accident year catastrophes	68	32	113%	190	219	(13%)
Prior accident years	(14)	(15)	7%	(18)	(52)	65%
Total losses and loss adjustment expenses	736	656	12%	2,088	2,025	3%
Amortization of DAC	90	88	2%	270	259	4%
Underwriting expenses	162	149	9%	465	444	5%
Underwriting gain (loss)	(11)	71	(115%)	72	110	(35%)
Net servicing income	—	2	(100%)	3	2	50%
Net investment income	29	33	(12%)	98	99	(1%)
Net realized capital gains (losses)	4	4	—%	4	(4)	NM
Other income (expenses) [1]	(1)	(3)	67%	16	(3)	NM
Income before income taxes	21	107	(80)%	193	204	(5)%
Income tax expense	2	34	(94%)	57	62	(8%)
Net income	$19	$73	(74)%	$136	$142	(4)%

[1]	Includes a benefit of $17 before tax in the six months ended June 30, 2015 from the resolution of litigation.

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2015	2014	Change	2015	2014	Change
Product Line
Automobile	$707	$690	2%	$2,066	$2,030	2%
Homeowners	327	329	(1%)	916	919	—%
Total	$1,034	$1,019	1%	$2,982	$2,949	1%
Earned Premiums
Product Line
Automobile	$674	$662	2%	$1,994	$1,948	2%
Homeowners	303	302	—%	901	890	1%
Total	$977	$964	1%	$2,895	$2,838	2%

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2015	2014	2015	2014
Policies in-force end of period (in thousands)
Automobile			2,052	2,047
Homeowners			1,284	1,318
New business written premium
Automobile	$111	$108	$308	$315
Homeowners	$29	$34	$85	$101
Policy count retention
Automobile	84%	85%	84%	86%
Homeowners	85%	86%	85%	87%
Renewal written pricing increase
Automobile	6%	5%	6%	5%
Homeowners	8%	7%	8%	8%
Renewal earned pricing increase
Automobile	6%	5%	6%	5%
Homeowners	8%	8%	8%	7%

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2015	2014	Change	2015	2014	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	69.8	66.3	(3.5)	66.2	65.5	(0.7)
Current accident year catastrophes	7.0	3.3	(3.7)	6.6	7.7	1.1
Prior year development	(1.4)	(1.6)	(0.2)	(0.6)	(1.8)	(1.2)
Total loss and loss adjustment expense ratio	75.3	68.0	(7.3)	72.1	71.4	(0.7)
Expense ratio	25.8	24.6	(1.2)	25.4	24.8	(0.6)
Combined ratio	101.1	92.6	(8.5)	97.5	96.1	(1.4)
Current accident year catastrophes and prior year development	5.6	1.7	(3.9)	6.0	5.9	(0.1)
Combined ratio before catastrophes and prior year development	95.6	90.9	(4.7)	91.6	90.2	(1.4)

	Three Months Ended September 30,			Nine Months Ended September 30,
Product Combined Ratios	2015	2014	Change	2015	2014	Change
Automobile
Combined ratio	100.4	97.8	(2.6)	98.1	96.9	(1.2)
Combined ratio before catastrophes and prior year development	101.6	97.0	(4.6)	97.6	95.3	(2.3)
Homeowners
Combined ratio	105.5	84.8	(20.7)	97.1	95.8	(1.3)
Combined ratio before catastrophes and prior year development	82.4	77.6	(4.8)	78.2	79.3	1.1
Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014
Overview
Net income for the three months ended September 30, 2015, as compared to the prior period, decreased primarily due to a lower underwriting gain driven by an increase in current accident year catastrophe losses and deterioration in the combined ratio before catastrophes. Net income for the nine months ended September 30, 2015, as compared to the prior period, decreased primarily due to a lower underwriting gain driven by lower favorable prior accident years development and deterioration in the combined ratio before catastrophes, offset by a decrease in current accident year catastrophes.

Revenues - Earned and Written Premiums
Earned and written premiums for the three and nine months ended September 30, 2015, as compared to the prior year periods, increased primarily due to renewal written and earned pricing increases. Policy count retention was lower for the three and nine months ended September 30, 2015, as compared to the prior year periods, driven in part by renewal written pricing increases.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended September 30, 2015, as compared to the prior year period, increased primarily due to higher current accident year before catastrophe losses in both automobile and homeowners and higher current accident year catastrophes losses. Losses and loss adjustment expenses for the nine months ended September 30, 2015, as compared to the prior year period, increased primarily due to higher current accident year before catastrophe losses and lower favorable prior accident year development partially offset by lower current accident year catastrophe losses.

•
Current accident year losses and loss adjustment expenses before catastrophes increased for the three months ended September 30, 2015, compared to the prior year period, as a result of the effect of increases in earned premiums, and increases in auto liability and auto physical damage frequency, as well as higher homeowners fire and water-related claims, which were partially offset by lower weather-related claims. The current accident year loss and loss adjustment expense ratio before catastrophes of 69.8 in 2015 increased 3.5 points from 66.3 in 2014.

•
Current accident year losses and loss adjustment expenses before catastrophes increased for the nine months ended September 30, 2015, compared to the prior year period, as a result of the effect of increases in earned premiums, and increases in auto liability and auto physical damage severity, as well as higher homeowners water and fire-related claims, which were partially offset by lower weather-related claims. The current accident year loss and loss adjustment expense ratio before catastrophes of 66.2 in 2015 increased 0.7 points from 65.5 in 2014.

•
Current accident year catastrophe losses of $68, before tax, for the three months ended September 30, 2015 compared to $32 for the prior year period. Catastrophe losses for the three months ended September 30, 2015 were primarily due to wildfires in California. Catastrophe losses for the three months ended September 30, 2014 were primarily due to wind and hail events across various U.S. geographic regions.

Current accident year catastrophe losses of $190, before tax, for the nine months ended September 30, 2015 compared to $219 for the prior year period. Catastrophe losses for the nine months ended September 30, 2015 were primarily due to wildfires in California and wind and hail events across various U.S. geographic regions. Catastrophe losses for the nine months ended September 20, 2014 were primarily due to wind and hail events across various U.S. geographic regions.

•
Prior accident years reserve release of $14, before tax, for the three months ended September 30, 2015 compared to a release of $15, before tax, for the prior year period. Reserve releases for 2015 were primarily related to reduced reserves in auto liability due to lower litigation costs. Reserve releases for 2014 were primarily related to auto liability claims.

Prior accident years reserve release of $18, before tax, for the nine months ended September 30, 2015 compared to a release of $52, before tax, for the prior year period. Reserve releases for 2015 were primarily related to 2014 catastrophes and reduced reserves in auto liability due to lower litigation costs. Reserve releases for 2014 were primarily related to favorable development on accident year 2013 fire and water-related homeowners claims, and reserve releases related to fourth quarter 2013 catastrophes. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Underwriting Ratios
The combined ratio, before current accident year catastrophes and prior year development, increased 4.7 points to 95.6 and 1.4 points to 91.6, respectively, for the three and nine months ended September 30, 2015 reflecting current accident year before catastrophes loss and loss adjustment expense ratio increases of 3.5 and 0.7 points and for the three and nine months ended September 30, 2015, respectively and expense ratio increases of 1.2 and 0.6 points for the three and nine months ended September 30, 2015, respectively, due primarily to higher AARP Direct marketing and operations costs.
Investment Results
Investment income decreased for the three and nine months ended September 30, 2015, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2015	2014	Change	2015	2014	Change
Written premiums	$1	$1	—%	$4	$2	100%
Change in unearned premium reserve	—	1	(100%)	3	2	50%
Earned premiums	1	—	NM	1	—	NM
Losses and loss adjustment expenses	$1	$10	(90%)	$204	251	(19%)
Underwriting expenses	8	8	—%	21	22	(5%)
Underwriting loss	(8)	(18)	56%	(224)	(273)	18%
Net investment income	30	33	(9%)	99	99	—%
Net realized capital gains (losses)	(2)	2	NM	4	4	—%
Other income	2	1	100%	4	3	33%
Income (loss) before income taxes	22	18	22%	(117)	(167)	30%
Income tax expense (benefit)	6	4	50%	(45)	(59)	24%
Net income (loss)	$16	$14	14%	$(72)	$(108)	33%
Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014
Net income increased for the three months ended September 30, 2015, as compared to the prior year period, which included reinsurance reserve strengthening related to the London market business in runoff. Net loss decreased for the nine months ended September 30, 2015, as compared to the prior year period, primarily due to a lower total amount of strengthening of asbestos and environmental reserves in connection with the Company's annual ground-up reserve evaluations.
For the nine months ended September 30, 2015 and 2014, losses and loss adjustment expenses include prior year loss reserve development, as a result of the annual ground-up reserve evaluations, of $146 and $212, before tax, respectively, related to asbestos reserves, and $52 and $27, respectively, related to environmental reserves. Reserve strengthening in 2015 was primarily related to an increase in reserves for asbestos and environmental claims due to greater than expected asbestos claim filings, including mesothelioma claims, from a small percentage of the Company's direct accounts. Reserve strengthening in 2014 was primarily due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. For information on asbestos and environmental reserves, see MD&A - Critical Accounting Estimates, Property & Casualty Other Operations Claims, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2015	2014	Change	2015	2014	Change
Premiums and other considerations [1]	$769	$753	2%	$2,345	$2,329	1%
Net investment income	91	93	(2)%	283	284	—%
Net realized capital gains (losses)	(6)	(3)	(100)%	(5)	11	(145)%
Total revenues	854	843	1%	2,623	2,624	—%
Benefits, losses and loss adjustment expenses	591	584	1%	1,807	1,782	1%
Amortization of deferred policy acquisition costs	8	8	—%	24	24	—%
Insurance operating costs and other expenses	198	205	(3)%	589	628	(6)%
Total benefits, losses and expenses	797	797	—%	2,420	2,434	(1)%
Income before income taxes	57	46	24%	203	190	7%
Income tax expense	15	9	67%	53	47	13%
Net income [1]	$42	$37	14%	$150	$143	5%

[1]
Group Benefits had a block of Association - Financial Institutions business that was subject to a profit sharing arrangement with third parties which was terminated on December 31, 2014. The Association - Financial Institutions business represented $7 of premiums and other considerations and $0 of net income for the three months ended September 30, 2014 and $70 of premiums and other considerations and $1 of net income for the nine months ended September 30, 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
Premiums and other considerations	2015	2014	Change	2015	2014	Change
Fully insured – ongoing premiums	$751	$738	2%	$2,294	$2,275	1%
Buyout premiums	1	—	NM	1	8	(88)%
Other	17	15	13%	50	46	9%
Total premiums and other considerations	$769	$753	2%	$2,345	$2,329	1%
Fully insured ongoing sales, excluding buyouts	$61	$57	7%	$419	$282	49%

	Three Months Ended September 30,			Nine Months Ended September 30,
Ratios, excluding buyouts	2015	2014	Change	2015	2014	Change
Group disability loss ratio	80.9%	85.7%	4.8	81.2%	84.0%	2.8
Group life loss ratio	73.4%	71.7%	(1.7)	74.3%	70.6%	(3.7)
Total loss ratio	76.8%	77.6%	0.8	77.0%	76.4%	(0.6)
Expense ratio	26.8%	28.3%	1.5	26.2%	28.1%	1.9
Selected ratios excluding Association - Financial Institutions
Group life loss ratio, excluding Association - Financial Institutions	73.4%	72.9%	(0.5)	74.3%	73.2%	(1.1)
Loss ratio, excluding Association - Financial Institutions	76.8%	78.3%	1.5	77.0%	77.8%	0.8
Expense ratio, excluding Association - Financial Institutions	26.8%	27.6%	0.8	26.2%	26.9%	0.7

	Three Months Ended September 30,			Nine Months Ended September 30,
Margin	2015	2014	Change	2015	2014	Change
Net income	4.9%	4.4%	0.5	5.7%	5.5%	0.2
Effect of net capital realized gains (losses), net of tax on after-tax margin	(0.6)%	(0.1)%	(0.5)	(0.2)%	0.3%	(0.5)
Core earnings	5.5%	4.5%	1.0	5.9%	5.2%	0.7

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014
Net income increased for the three months ended September 30, 2015, as compared to the prior year period, due to higher premium and other considerations and lower insurance operating costs and other expenses partially offset by higher benefits, losses and loss adjustment expenses and higher net realized capital losses. Net income increased for the nine months ended September 30, 2015, as compared to the prior year period, due to higher premiums and other considerations and lower insurance operating costs and other expenses partially offset by higher benefits, losses and loss adjustment expenses and a change to net realized capital losses.
Premiums and other considerations for the three and nine months ended September 30, 2015, increased 2% and 1%, respectively, compared to the prior year periods. Excluding the Association - Financial Institutions block of business, fully insured ongoing premiums increased 3% and 4% for the three and nine months ended September 30, 2015, respectively, compared to the prior year periods due to increased sales, strong persistency, and improved pricing. Insurance operating costs and other expenses decreased for the three and nine months ended September 30, 2015, compared to the prior year periods, primarily due to lower profit sharing expense related to the Association - Financial Institutions block of business.
Fully insured ongoing sales, excluding buyouts, increased by 7% and 49% for the three and nine months ended September 30, 2015, respectively, as compared to the prior year periods, due to an increase in large case accounts.
The total loss ratio decreased 0.8 points to 76.8% for the three months ended September 30, 2015, as compared to the prior year period, due to a lower disability loss ratio partially offset by a higher group life loss ratio. The disability loss ratio improved 4.8 points due to changes in long term disability reserve assumptions for claim recoveries which favorably impacted the disability loss ratio by 4.8 points. Apart from the effect of the change in reserve assumptions, improved incidence and pricing was offset by unfavorable long term disability claim severity. The life loss ratio increased 1.7 points due to the impact of the Association - Financial Institutions block of business and less favorable mortality.
The total loss ratio increased 0.6 points to 77.0% for the nine months ended September 30, 2015, as compared to the prior year period, due to a lower disability loss ratio and the impact of the Association - Financial Institutions block of business. The disability loss ratio improved 2.8 points due to changes in long term disability reserve assumptions for claim recoveries which favorably impacted the disability loss ratio by 1.6 points. Apart from the effect of the change in reserve assumptions, improved incidence and pricing was partially offset by unfavorable long term disability claim severity. Excluding the Association - Financial Institutions block of business, the life loss ratio increased 1.1 points to 74.3%, as compared to the prior year period, due to less favorable mortality.
The expense ratio improved 1.5 points and 1.9 points for the three and nine months ended September 30, 2015, respectively, as compared to the prior year periods, primarily due to lower profit sharing expense related to the Association - Financial Institutions block of business.
Investment income for the three months and nine months ended September 30, 2015 decreased as compared to prior year periods. For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2015	2014	Change	2015	2014	Change
Fee income and other	$182	$185	(2)%	$545	$542	1%
Total revenues	182	185	(2)%	545	542	1%
Amortization of DAC	5	6	(17)%	16	22	(27)%
Insurance operating costs and other expenses	143	143	—%	427	419	2%
Total benefits, losses and expenses	148	149	(1)%	443	441	—%
Income before income taxes	34	36	(6)%	102	101	1%
Income tax expense	12	14	(14)%	36	37	(3)%
Net income	$22	$22	—%	$66	$64	3%

Average Total Mutual Funds segment AUM	$92,350	$97,511	(5)%	$91,331	$96,449	(5)%
ROA, core earnings	9.5	9.0	6%	9.6	8.8	9%

Mutual Funds segment AUM
Mutual Fund AUM - beginning of period	$76,251	$74,330	3%	$73,035	$70,918	3%
Sales	4,192	3,753	12%	12,891	11,355	14%
Redemptions	(3,885)	(3,660)	(6)%	(11,805)	(11,682)	(1)%
Net Flows	307	93	NM	1,086	(327)	NM
Change in market value and other	(5,013)	(1,128)	NM	(2,576)	2,704	(195)%
Mutual Fund AUM - end of period	$71,545	$73,295	(2)%	$71,545	$73,295	(2)%
Talcott AUM [1]	$17,498	$22,867	(23)%	$17,498	$22,867	(23)%
Total Mutual Funds segment AUM	$89,043	$96,162	(7)%	$89,043	$96,162	(7)%

Mutual Fund AUM by Asset Class
Equity	$44,318	$44,308	—%	$44,318	$44,308	—%
Fixed Income	13,443	14,765	(9)%	13,443	14,765	(9)%
Multi-Strategy Investments [2]	13,784	14,222	(3)%	13,784	14,222	(3)%
Mutual Fund AUM	$71,545	$73,295	(2)%	$71,545	$73,295	(2)%

[1]	Talcott AUM consists of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

[2]	Includes balanced, allocation, and alternative investment products.
Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014
Net income for the three months ended September 30, 2015, compared to the prior year period, is flat. Net income for the nine months ended September 30, 2015, compared to the prior year period, increased due to higher fee income, partially offset by increased sub-advisory costs. The increase in fee income is the result of growth and retention of Mutual Fund AUM, offset by the continued runoff of Talcott AUM.
Average total Mutual Funds segment AUM decreased to $92.4 billion at September 30, 2015 from $97.5 billion at September 30, 2014 primarily due to unfavorable market performance during the period and a planned asset transfer of $2.7 billion to the HIMCO Variable Insurance Trust in the fourth quarter of 2014. Mutual Fund AUM decreased to $71.5 billion at September 30, 2015 from $73.3 billion at September 30, 2014 primarily due to unfavorable market performance.

TALCOTT RESOLUTION

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2015	2014	Change	2015	2014	Change
Earned premiums, fees and other	$275	$379	(27%)	$848	$1,084	(22%)
Net investment income	367	396	(7%)	1,139	1,172	(3%)
Realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(21)	(6)	NM	(28)	(13)	(115%)
Other net realized capital gains (losses)	2	43	(95%)	(5)	54	(109%)
Net realized capital gains (losses)	(19)	37	(151%)	(33)	41	(180%)
Total revenues	623	812	(23%)	1,954	2,297	(15%)
Benefits, losses and loss adjustment expenses	372	440	(15%)	1,020	1,263	(19%)
Amortization of DAC	92	248	(63%)	192	357	(46%)
Insurance operating costs and other expenses	123	130	(5%)	363	423	(14%)
Reinsurance gain on dispositions [3]	(20)	—	NM	(28)	—	NM
Total benefits, losses and expenses	567	818	(31%)	1,547	2,043	(24%)
Income (loss) from continuing operations before income taxes	56	(6)	NM	407	254	60%
Income tax expense (benefit)	(16)	(34)	53%	7	(3)	NM
Income from continuing operations, net of tax	$72	$28	157%	$400	$257	56%
Income (loss) from discontinued operations, net of tax [1]	2	—	NM	$2	$(588)	100%
Net income (loss)	$74	$28	164%	$402	$(331)	NM
Assets Under Management (end of period)
Variable annuity account value	$44,464	$54,349	(18%)
Fixed Market Value Adjusted annuity and other account value	8,272	8,959	(8%)
Institutional annuity account value	15,230	15,824	(4%)
Other account value [2]	87,635	90,740	(3%)
Total account value	$155,601	$169,872	(8%)
Variable Annuity Account Value
Account value, beginning of period	$49,359	$58,350	(15%)	$52,861	$61,812	(14%)
Net outflows	(1,815)	(3,231)	44%	(6,190)	(9,237)	33%
Change in market value and other	(3,080)	(770)	NM	(2,207)	1,774	NM
Account value, end of period	$44,464	$54,349	(18%)	$44,464	$54,349	(18%)

[1]	Represents the income from operations of HLIKK. For additional information, see Note 13 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

[2]
Other account value includes $33.1 billion, $14.5 billion, and $40.0 billion as of September 30, 2015 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Other account value includes $36.5 billion, $14.8 billion, $39.5 billion at September 30, 2014 for the Retirement Plans, Individual Life, Private Placement Life Insurance businesses, respectively. Account values associated with the Retirement Plans and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance transactions.

[3]	Amounts pertain to the Individual Life business sold in 2013.

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014
Net income for the three and nine months ended September 30, 2015, as compared to the prior year period, increased primarily due to lower DAC amortization driven by a lower unfavorable unlock, lower insurance operating costs and other expenses, and lower benefits and losses due to the continued run off of the variable annuity block, partially offset by lower fee income due to the continued runoff of the variable annuity block and lower net investment income due to a decrease in income from limited partnerships and alternative investments. In addition, for the nine months ended September 30, 2015, as compared to the prior year period, 2014 included a loss from discontinued operations due to the sale of HLIKK.
Account values for Talcott Resolution decreased to approximately $156 billion at September 30, 2015 from approximately $170 billion at September 30, 2014 primarily due to net outflows and market value depreciation in variable annuity account value. For the three months ended September 30, 2015 and nine months ended September 30, 2015, variable annuity net outflows were approximately $1.8 billion and $6.2 billion, respectively, due to the continued runoff of the business and in-force management initiatives. There were limited in-force management initiatives for the three months ended September 30, 2015.
For the three months ended September 30, 2015, the annualized full surrender rate on variable annuities declined to 9.1% compared to 16.5% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the annualized full surrender rate on variable annuities declined to 10.3% compared to 14.3% for the nine months ended September 30, 2014. These declines were primarily due to a lower impact from in-force management initiatives and lower surrender activity. Contract counts decreased 11% for variable annuities at September 30, 2015 compared to September 30, 2014.
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. The income tax provision for the nine months ended September 30, 2015 includes a $36 net reduction in the provision for income taxes primarily related to the release of reserves due to the resolution of uncertain tax positions. For discussion of income taxes, see Note 8 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

CORPORATE

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2015	2014	Change	2015	2014	Change
Fee income [1]	$1	$2	(50%)	$6	$9	(33%)
Net investment income	5	5	—%	12	12	—%
Net realized capital gains	(3)	11	(127%)	17	16	6%
Total revenues	3	18	(83%)	35	37	(5%)
Insurance operating costs and other expenses [1]	13	26	(50%)	43	86	(50%)
Loss on extinguishment of debt	—	—	—%	21	—	NM
Interest expense	88	93	(5%)	271	282	(4%)
Total benefits, losses and expenses	101	119	(15%)	335	368	(9%)
Loss from continuing operations before income taxes	(98)	(101)	3%	(300)	(331)	9%
Income tax benefit	(95)	(35)	(171%)	(169)	(116)	(46%)
Net loss	$(3)	$(66)	95%	$(131)	$(215)	39%

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense included in insurance operating costs and other expenses.

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014
Net loss decreased for the three and nine months ended September 30, 2015 compared to the prior year period primarily due to an increase in income tax benefit of $60 from the partial reduction of the deferred tax valuation allowance on capital loss carryovers established when the Japan annuity business was sold. The reduction in the valuation allowance stems primarily from taxable gains on sales of investments during the period. The net loss for the nine months ended September 30, 2015 also decreased due to a loss on extinguishment of debt in the second quarter 2015, partially offset by a decrease in insurance operating costs. Insurance operating costs and other expenses for the three and nine months ended September 30, 2014 includes a benefit of $10, before tax, for recoveries for past legal expenses associated with closed litigation.
For further information on the loss on extinguishment of debt see Note 7 - Debt of Notes to Condensed Consolidated Financial Statements. For a discussion of investment results, see MD&A - Investment Results, Net Investment Income (loss) and Net Realized Capital Gains (losses).
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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of September 30, 2015:

Coverage	Treaty Term	% of Layer(s) Reinsurance	Per Occurrence Limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event [1]	1/1/2015 to 1/1/2016	90%	$850		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2015 to 6/1/2016	90%	$110	[2]	$37
Workers compensation losses arising from a single catastrophe event [3]	7/1/2015 to 7/1/2016	80%	$350		$100

[1]	Certain aspects of our catastrophe treaty have terms that extend beyond the traditional one year term.

[2]
The per occurrence limit on the FHCF treaty is $109 for the 6/1/2015 to 6/1/2016 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in October 2015.

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
The components of the gross and net reinsurance recoverables are summarized as follows:

Reinsurance Recoverables	As of September 30, 2015	As of December 31, 2014
Paid loss and loss adjustment expenses	$117	$133
Unpaid loss and loss adjustment expenses	2,768	2,868
Gross reinsurance recoverables	$2,885	$3,001
Less: Allowance for uncollectible reinsurance	(269)	(271)
Net reinsurance recoverables	$2,616	$2,730
Life Insurance Product Reinsurance Recoverables
Life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
The components of the gross and net reinsurance recoverables are as follows:

Reinsurance Recoverables	As of September 30, 2015	As of December 31, 2014
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$20,471	$20,190
Gross reinsurance recoverables	$20,471	$20,190
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,471	$20,190
[1] No allowance for uncollectible reinsurance is required as of September 30, 2015 and December 31, 2014.
As of September 30, 2015, the Company has reinsurance recoverables from MassMutual and Prudential of $8.5 billion and $10.7 billion, respectively. As of December 31, 2014, the Company had reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.4 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Mass Mutual and Prudential are secured by invested assets held in trust. As of September 30, 2015, the fair value of assets held in trust related to MassMutual and Prudential were $8.7 billion and $9.2 billion, respectively. Net of invested assets held in trust, as of September 30, 2015, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.
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
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. In order to manage currency exposures, the Company enters into foreign currency swaps to hedge the variability in cash flows as the fair value associated with certain foreign denominated fixed maturities declines. These foreign currency swaps are structured to match the foreign currency cash flows of the hedged foreign denominated securities.
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
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $44.5 billion and $52.9 billion as of September 30, 2015 and December 31, 2014, respectively.
The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of September 30, 2015
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	$44.5	$5.0	$1.5	60%	11%
GMWB	$20.4	$0.3	$0.2	13%	9%

Total Variable Annuity Guarantees
As of December 31, 2014
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	$52.9	$3.8	$0.8	23%	14%
GMWB	$24.8	$0.2	$0.1	6%	11%

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
Risk Hedging
Variable Annuity Hedging Program
The Company’s variable annuity hedging is primarily focused, through the use of reinsurance and capital market derivative instruments, on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our variable annuity contracts. The variable annuity hedging also considers the potential impacts on statutory accounting results.
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
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments, such as options and futures on equities and interest rates, to provide protection against the statutory tail scenario risk arising from GMWB and GMDB liabilities on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by a specific dynamic hedging program. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in GAAP liabilities.
Variable Annuity Hedging Program Sensitivities
The underlying guaranteed living benefit liabilities and the related hedge assets within the GMWB (excluding life contingent GMWB contracts) and Macro hedge programs are carried at fair value, with the exception of liabilities within the Macro hedge program.
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC, and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of September 30, 2015 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis	As of September 30, 2015
(before tax and DAC) [1]	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(28)	$(13)	$7	$174	$77	$(54)
Interest Rates	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+50 bps
Potential Net Fair Value Impact	$(3)	$(1)	$—	$15	$7	$(7)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(22)	$(4)	$18	$94	$19	$(94)

[1]	These sensitivities are based on the following key market levels as of September 30, 2015: 1) S&P of 1920; 2) 10yr US swap rate of 2.06%; and 3) S&P 10yr volatility of 27.26%.
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
The Company has reinsured approximately 31% of its risk associated with GMWB and 70% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design and expense management.

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
Net of assets held in trust, as of September 30, 2015, the Company has no exposures to any credit concentration risk of a single issuer, counterparty or reinsurer greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk, see MD&A - Enterprise Risk Management, Insurance Risk Management, Reinsurance as a Risk Management Strategy and the Concentration of Credit Risk section in Note 5 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in The Hartford’s 2014 Form 10-K Annual Report.

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
For the Company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2015, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
For the nine months ended September 30, 2015, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	September 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,776	$8,167	13.8%	$7,135	$7,596	12.8%
AAA	7,185	7,444	12.6%	6,963	7,251	12.2%
AA	9,728	10,400	17.6%	9,258	10,056	16.9%
A	14,719	15,687	26.5%	15,250	16,717	28.2%
BBB	13,670	14,215	24.1%	13,464	14,397	24.2%
BB & below	3,197	3,196	5.4%	3,292	3,367	5.7%
Total fixed maturities, AFS	$56,275	$59,109	100%	$55,362	$59,384	100%
The value of securities in the "United States Government/ Government agencies" category increased, as compared to December 31, 2014, primarily due to purchases of U.S. treasuries as a result of portfolio management between sectors to manage credit, duration and liquidity needs. The decline in the "A" category is primarily due to the sale of corporate securities and municipalities and political subdivisions bonds ("municipal bonds"). The increase in the "AA" category is primarily the result of purchases of municipal bonds, corporate securities and collateralized loan obligations ("CLOs"). Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities and equity, FVO.

Securities by Type
	September 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,300	$16	$(32)	$2,284	3.9%	$2,052	$14	$(28)	$2,038	3.4%
Small business	129	13	(4)	138	0.2%	166	14	(8)	172	0.3%
Other	286	8	—	294	0.5%	252	11	(1)	262	0.4%
Collateralized debt obligations ("CDOs")
CLOs	2,496	5	(15)	2,486	4.2%	2,279	4	(17)	2,266	3.8%
Commercial real estate ("CREs")	83	56	(1)	138	0.2%	114	88	(9)	193	0.3%
Other [1]	383	28	(1)	407	0.7%	383	6	(10)	382	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	1,166	49	(3)	1,212	2.1%	1,136	45	(1)	1,180	2.0%
Bonds	2,647	92	(12)	2,727	4.6%	2,594	126	(4)	2,716	4.6%
Interest only (“IOs”)	591	22	(10)	603	1.0%	505	25	(11)	519	0.9%
Corporate
Basic industry	1,207	67	(37)	1,237	2.1%	1,673	105	(22)	1,756	3.0%
Capital goods	1,785	127	(18)	1,894	3.2%	1,880	192	(4)	2,068	3.5%
Consumer cyclical	1,866	87	(23)	1,930	3.3%	1,647	128	(8)	1,767	3.0%
Consumer non-cyclical	3,678	228	(23)	3,883	6.5%	3,473	335	(5)	3,803	6.4%
Energy	2,370	150	(48)	2,472	4.2%	3,092	252	(49)	3,295	5.5%
Financial services	5,815	290	(54)	6,051	10.2%	4,942	405	(94)	5,253	8.9%
Tech./comm.	3,446	262	(47)	3,661	6.2%	3,150	370	(12)	3,508	5.9%
Transportation	847	54	(7)	894	1.5%	891	82	(4)	969	1.6%
Utilities	4,267	356	(33)	4,590	7.8%	4,278	496	(13)	4,761	8.0%
Other	146	15	(1)	160	0.3%	162	17	—	179	0.3%
Foreign govt./govt. agencies	1,258	43	(46)	1,255	2.1%	1,592	73	(29)	1,636	2.8%
Municipal bonds
Taxable	1,313	100	(14)	1,399	2.4%	1,135	135	(2)	1,268	2.1%
Tax-exempt	9,962	859	(9)	10,812	18.2%	10,600	1,006	(3)	11,603	19.6%
RMBS
Agency	2,153	82	(3)	2,232	3.8%	2,448	98	(2)	2,544	4.3%
Non-agency	92	3	—	95	0.2%	81	3	—	84	0.1%
Alt-A	56	1	—	57	0.1%	55	1	—	56	0.1%
Sub-prime	1,476	15	(16)	1,475	2.5%	1,231	20	(17)	1,234	2.1%
U.S. Treasuries	4,457	274	(8)	4,723	8.0%	3,551	326	(5)	3,872	6.5%
Fixed maturities, AFS	56,275	3,302	(465)	59,109	100%	55,362	4,377	(358)	59,384	100%
Equity securities
Financial services	162	2	—	164	20.2%	149	13	—	162	23.2%
Other	664	32	(47)	649	79.8%	527	37	(27)	537	76.8%
Equity securities, AFS	826	34	(47)	813	100%	676	50	(27)	699	100%
Total AFS securities	$57,101	$3,336	$(512)	$59,922		$56,038	$4,427	$(385)	$60,083
Fixed maturities, FVO				$548					$488
Equity, FVO [3]				$—					$348

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of September 30, 2015.

The decrease in the fair value of AFS securities, as compared to December 31, 2014, is primarily attributable to widening credit spreads, partially offset by a decrease in interest rates, the reinvestment of short-term assets into fixed maturities, as well as the purchase of U.S. Treasuries with the proceeds received from repurchase agreements. The Company has reduced its allocation to tax-exempt municipal bonds in favor of other investments that provide greater after-tax economic return potential given current market conditions and the Company’s tax position.
Energy Exposure
Market values of securities in the energy sector have continued to experience volatility in 2015. The continued price volatility has caused credit spreads to widen for corporate and sovereign issuers that generate a large portion of their revenues from oil and have yet to fully recover. The impact is more pronounced on issuers with below investment grade credit. Ultimately, the impact on these issuers will be determined by the severity and duration of the decline in oil prices and the ability of the issuers to adjust their cost structure or find other sources of revenue.
The Company's direct exposure within its investment portfolio to the energy sector totals 4% of total invested assets as of September 30, 2015 and is primarily comprised of corporate debt. As a result of continued volatility in prices, the Company reduced the amortized cost of its exposure to the energy sector during 2015 by $861. The Company's energy sector investments as of September 30, 2015 are primarily comprised of investment grade securities and the exposure is diversified by issuer, as well as in different sub-sectors of the energy market. The following table summarizes the Company's exposure to the energy sector by security type and credit quality.

	September 30, 2015
	Corporate & Equity Securities [1]		Foreign govt./govt. agencies [1][2]		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment grade	$2,278	$2,408	$192	$185	$2,470	$2,593
Below investment grade	182	163	11	11	193	174
Equity, AFS	14	12	—	—	14	12
Total energy exposure	$2,474	$2,583	$203	$196	$2,677	$2,779

	December 31, 2014
	Corporate & Equity Securities [1]		Foreign govt./govt. agencies [1][2]		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment grade	$2,923	$3,162	$268	$266	$3,191	$3,428
Below investment grade	288	266	36	32	324	298
Equity, AFS	23	21	—	—	23	21
Total energy exposure	$3,234	$3,449	$304	$298	$3,538	$3,747

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
Emerging Market Exposure
Emerging market securities have been negatively impacted by sustained lower U.S. and European interest rates, increased political tension in eastern Europe, softer-than-expected global economic growth, as well as trade and budget deficits, raising the potential for destabilizing capital outflows and rapid currency depreciation. As mentioned in the preceding discussion, continued volatility in oil prices that has continued into 2015 has put added strain on certain emerging markets that rely on revenues derived from the energy sector. As a result of these factors, credit spreads for certain emerging market securities have been volatile and we expect continued sensitivity to geopolitical events, the ongoing evolution of Fed policy and other economic factors, including contagion risk.

The Company has limited direct exposure within its investment portfolio to emerging market issuers, totaling only 2% of total invested assets as of September 30, 2015, and is primarily comprised of sovereign and corporate debt issued in U.S. dollars. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The following table presents the Company’s exposure to securities within certain emerging markets currently under the greatest stress, defined as countries that had a sovereign S&P credit rating of B- or below, or countries that have had a current account deficit and have an average inflation level greater than 5% for the past six months, as of either September 30, 2015, or December 31, 2014.

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Brazil	$25	$20	$123	$120
India	22	22	37	37
Indonesia	87	80	82	80
Kazakhstan	50	45	79	73
Lebanon	—	—	29	29
South Africa	38	36	54	53
Turkey	57	53	65	67
Uruguay	13	11	16	17
Other	79	75	106	103
Total [1]	$371	$342	$591	$579

[1]
Includes an amortized cost and fair value of $178 and $162, respectively, as of September 30, 2015, and an amortized cost and fair value of $137 and $131, respectively, as of December 31, 2014, included in the exposure to the preceding energy sector table.

The Company manages the credit risk associated with emerging market securities within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis subject to diversification and individual credit risk management limits. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A.
Due to the continued decline in oil prices, the Company significantly reduced its exposure during 2015 to countries that rely on the energy sector as a main source of their Gross Domestic Product ("GDP"), such as Brazil.
Financial Services
The Company’s exposure to the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturity, AFS and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

	September 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$42	$44	$2	$31	$34	$3
AA	593	614	21	401	436	35
A	3,106	3,240	134	2,610	2,804	194
BBB	1,907	1,973	66	1,681	1,734	53
BB & below	329	344	15	368	407	39
Total	$5,977	$6,215	$238	$5,091	$5,415	$324
The Company's exposure to the financial services sector increased, as compared to December 31, 2014, due to purchases of investment grade corporate securities, partially offset by a decrease in valuations as a result of wider credit spreads.
Commercial Real Estate
Commercial real estate market fundamentals, including property prices, financial conditions, transaction volume, and delinquencies, continue to improve. In addition, the availability of credit has increased and there is now less concern about the ability of borrowers to refinance as loans come due. The following table presents the Company’s exposure to CMBS bonds by current credit quality and vintage year included in the preceding Securities by Type table. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.

CMBS – Bonds [1]

September 30, 2015
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2004 & Prior	$10	$10	$53	$59	$—	$—	$—	$—	$2	$2	$65	$71
2005	102	114	26	27	18	18	20	20	—	—	166	179
2006	221	227	99	102	144	147	61	62	22	23	547	561
2007	215	222	167	177	68	72	35	35	51	52	536	558
2008	39	42	—	—	—	—	—	—	—	—	39	42
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	55	61	—	—	—	—	15	15	—	—	70	76
2012	40	41	—	—	18	18	30	29	—	—	88	88
2013	16	16	95	98	74	78	9	10	1	1	195	203
2014	322	333	63	64	64	63	6	6	2	2	457	468
2015	159	159	128	127	115	113	53	51	—	—	455	450
Total	$1,208	$1,256	$631	$654	$501	$509	$229	$228	$78	$80	$2,647	$2,727
Credit protection	33.3%		26.2%		20.1%		19.4%		18.0%		27.5%

December 31, 2014
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2004 & Prior	$13	$13	$58	$64	$7	$7	$—	$—	$15	$20	$93	$104
2005	175	188	78	80	99	101	83	84	46	46	481	499
2006	287	300	108	115	121	127	63	66	22	23	601	631
2007	211	221	169	182	78	82	31	31	72	73	561	589
2008	40	43	—	—	—	—	—	—	—	—	40	43
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	56	62	—	—	—	—	6	6	—	—	62	68
2012	40	41	—	—	14	14	12	12	—	—	66	67
2013	16	16	95	99	71	76	12	13	—	—	194	204
2014	350	360	64	66	53	54	—	—	—	—	467	480
Total	$1,217	$1,275	$572	$606	$443	$461	$207	$212	$155	$162	$2,594	$2,716
Credit protection	33.0%		25.7%		20.2%		19.5%		18.0%		27.2%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $83 and $138, respectively, as of September 30, 2015, and $114 and $193 respectively, as of December 31, 2014. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, but may include participations. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of September 30, 2015, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.

Commercial Mortgage Loans

	September 30, 2015			December 31, 2014
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$37	$(4)	$33	$51	$(5)	$46
Whole loans	5,378	(16)	5,362	5,333	(13)	5,320
A-Note participations	140	—	140	154	—	154
B-Note participations	17	—	17	17	—	17
Mezzanine loans	—	—	—	19	—	19
Total	$5,572	$(20)	$5,552	$5,574	$(18)	$5,556

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Since December 31, 2014, the Company funded $571 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 65% and a weighted average yield of 3.7%. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of September 30, 2015, or December 31, 2014.
Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's available-for-sale investments in municipal bonds.

	September 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$2,174	$2,340	AA	$2,259	$2,480	AA
Pre-Refunded [1]	740	794	AAA	716	748	AAA
Revenue
Transportation	1,568	1,729	A+	1,599	1,781	A+
Health Care	1,403	1,524	AA-	1,412	1,560	AA-
Water & Sewer	1,212	1,299	AA	1,204	1,308	AA
Education	1,113	1,205	AA	1,115	1,232	AA
Sales Tax	713	784	AA-	916	1,020	AA-
Leasing [2]	762	835	AA-	772	858	AA-
Power	693	746	A+	739	814	A+
Housing	102	106	AA	148	153	AA
Other	795	849	AA-	855	917	AA-
Total Revenue	8,361	9,077	AA-	8,760	9,643	AA-
Total Municipal	$11,275	$12,211	AA-	$11,735	$12,871	AA-

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

As of September 30, 2015, the largest issuer concentrations were the state of California, the Commonwealth of Massachusetts, and the New York Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were comprised of general obligation and revenue bonds. As of December 31, 2014, the largest issuer concentrations were the states of Illinois, California and Massachusetts, which each comprised less than 3% of the municipal bond portfolio, and were primarily comprised of general obligation and taxable bonds.

Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds are comprised of approximately half credit and equity-related funds and approximately half global macro-related funds with a market neutral focus. Real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes, which may be below investment grade, as well as equity real estate and real estate joint ventures. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential.

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Hedge funds	$1,224	39.9%	$1,187	40.3%
Real estate funds	560	18.3%	561	19.1%
Private equity and other funds	1,283	41.8%	1,194	40.6%
Total	$3,067	100%	$2,942	100%
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $512 as of September 30, 2015 and have increased $127, or 33%, from December 31, 2014 due to wider credit spreads partially offset by lower rates. As of September 30, 2015, $449 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $63 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily below investment grade corporate securities that decrease in value due to widening of the sector credit spreads, as well as equity securities that have become depressed greater than 20% during the third quarter due to declining equity markets.
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
The following tables present the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position:

	September 30, 2015				December 31, 2014
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	1,588	$4,882	$4,788	$(94)	1,412	$4,014	$3,963	$(51)
Greater than three to six months	1,242	5,561	5,379	(182)	643	1,739	1,665	(74)
Greater than six to nine months	423	1,556	1,503	(53)	220	417	404	(13)
Greater than nine to eleven months	245	516	491	(25)	102	148	142	(6)
Twelve months or more	710	2,960	2,799	(158)	688	4,667	4,429	(241)
Total	4,208	$15,475	$14,960	$(512)	3,065	$10,985	$10,603	$(385)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives within certain securities as changes in value are recorded in net realized capital gains (losses).

The following table presents the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the preceding table):

	September 30, 2015				December 31, 2014
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	325	$164	$119	$(45)	137	$152	$113	$(39)
Greater than three to six months	65	12	8	(4)	39	17	11	(6)
Greater than six to nine months	21	12	9	(3)	11	4	1	(3)
Greater than nine to eleven months	35	18	12	(6)	9	1	—	(1)
Twelve months or more	57	12	7	(5)	49	31	19	(12)
Total	503	$218	$155	$(63)	245	$205	$144	$(61)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives within certain securities as changes in value are recorded in net realized capital gains (losses).
Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
CRE CDOs	$—	$—	$1	$—
IOs	1	1	2	1
Corporate	31	4	43	26
Equity	6	9	7	11
Municipal	—	—	1	1
RMBS
Agency	—	—	—	3
Sub-prime	—	—	1	1
Foreign government	1	—	5
Other	1	—	3	—
Total	$40	$14	$63	$43
Three and nine months ended September 30, 2015
For the three and nine months ended September 30, 2015, impairments recognized in earnings were comprised of securities that the Company intends to sell ("intent-to-sell impairments") of $21 and $38, respectively; credit impairments of $12 and $16, respectively; impairments on equity securities of $6 and $6, respectively; and other impairments of $1 and $3, respectively.
Intent-so-sell impairments for the the three and nine months ended September 30, 2015 were primarily comprised of securities in the corporate sector. Credit impairments for the three and nine months ended September 30, 2015 were primarily identified through security specific reviews and resulted from changes in the financial condition and near term prospects of certain issuers. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments. Impairments on equity securities were comprised of securities in an unrealized loss position that the Company does not expect to recover.
Non-credit impairments recognized in other comprehensive income were $2 and $4 for the three and nine months ended September 30, 2015, respectively. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads.
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
Three and nine months ended September 30, 2014
For the three and nine months ended September 30, 2014, impairments recognized in earnings were comprised of credit impairments of $4 and $26, respectively; securities that the Company intends to sell of $10 and $15, respectively; and impairments on equity securities of $0 and $2, respectively. Credit impairments for the three and six months ended September 30, 2014 were primarily concentrated in corporate securities.

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
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash, dividends from its subsidiaries, principally its insurance operations, the issuance of common stock, debt or other capital securities and borrowings from its credit facilities, as needed.
As of September 30, 2015, HFSG Holding Company held fixed maturities, short-term investments and cash of $2.1 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payment of 7.3% senior notes of $167 at maturity in November 2015, interest payments on debt of approximately $335 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $340.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of September 30, 2015, there were no amounts outstanding with the HFSG holding company.
Debt
On May 27, 2015, the Company redeemed for cash the entire $296 aggregate principal amount outstanding of 4.0% senior notes due October 15, 2017 for $317 including a make-whole premium. The Company financed the redemption of the 4.0% senior notes with cash on hand. The Company plans to repay $275 of 5.5% senior notes due October 2016 upon maturity, in addition to the previously announced repayment of 7.3% senior notes due November 2015 upon maturity.
In July 2015, the Board of Directors authorized the extension of the existing debt capital management program through December 31, 2016. Under the program, the Company expects to use the remaining authorization of approximately $180 for other debt capital management actions during 2015 and 2016. Any debt capital management actions are dependent on market conditions and other factors.
Equity
As of September 30, 2015, the Company has $1.8 billion remaining under its existing equity repurchase program authorization. In July 2015, the Board of Directors approved a $1.6 billion increase in and extension of the Company's authorized equity repurchase program bringing the total authorization for equity repurchases to $4.375 billion for the period January 1, 2014 through December 31, 2016. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.
During the three and nine months ended September 30, 2015, the Company repurchased 6.5 million and 18.6 million common shares, respectively, for $300 and $800, respectively. During the period October 1, 2015 to October 21, 2015, the Company repurchased 1.8 million common shares for $82.
Dividends
On October 22, 2015, The Hartford's Board of Directors declared a quarterly dividend of $0.21 per common share payable on January 4, 2016 to common shareholders of record as of December 1, 2015.
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

Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a 2015 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company contributed $100 in September 2015 to its U.S. qualified pension plan.
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
The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. During the first nine months of 2015, HFSG Holding Company received approximately $500 in dividends from its property and casualty insurance subsidiaries.  In addition to the property-casualty insurance subsidiaries dividends, HFSG Holding Company received approximately $1.1 billion through a series of transactions with HLI’s life insurance subsidiaries.
Over the remainder of 2015, HSFG Holding Company anticipates receiving additional net dividends of approximately $200 from its property-casualty insurance subsidiaries and an additional $25 of ordinary dividends from Hartford Life and Accident Insurance Company. Hartford Life Insurance Company ("HLIC") has no ordinary dividend capacity for the remainder of 2015.
During October, to effect the consolidation of certain Property & Casualty run-off entities in the U.K., approximately $200 of capital was contributed to a U.K. subsidiary, which was funded by way of a dividend from Hartford Fire.
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

Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of September 30, 2015, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford has as agreement with a dealer under a commercial paper program. While The Hartford’s maximum borrowings available under its commercial paper program are $1.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of September 30, 2015, there is no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.0 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of September 30, 2015, there were no borrowings outstanding under the Credit Facility. As of September 30, 2015, the Company was in compliance with all financial covenants under the Credit Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2015 is $1.2 billion. Of this $1.2 billion, the legal entities have posted collateral of $1.6 billion in the normal course of business. In addition, the Company has posted collateral of $34 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2015, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of September 30, 2015, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $179 and $(10), respectively.
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
As of September 30, 2015 Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$25,488
Short-term investments	1,075
Cash	178
Less: Derivative collateral	200
Total	$26,541
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $42 billion of cash and total general account invested assets, which includes a significant short-term investment position to meet liquidity needs.
As of September 30, 2015 Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$32,940
Short-term investments	1,437
Cash	484
Less: Derivative collateral	1,430
Total	$33,431
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

As of
Contractholder Obligations	September 30, 2015
Total Life contractholder obligations	$173,330
Less: Separate account assets [1]	121,634
General account contractholder obligations	$51,696
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$22,296
U.S. Fixed MVA annuities and Other [3]	8,272
Other [4]	21,128
General account contractholder obligations	$51,696

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
Capitalization
The capital structure of The Hartford consists of debt and stockholders’ equity, summarized as follows:

	September 30, 2015	December 31, 2014	Change
Short-term debt (includes current maturities of long-term debt)	$167	$456	(63)%
Long-term debt	5,359	5,653	(5)%
Total debt [1]	5,526	6,109	(10)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	18,064	17,792	2%
AOCI, net of tax	140	928	(85)%
Total stockholders’ equity	$18,204	$18,720	(3)%
Total capitalization including AOCI	$23,730	$24,829	(4)%
Debt to stockholders’ equity	30%	33%
Debt to capitalization	23%	25%

[1]	Total debt of the Company excludes $40 and $71 of consumer notes as of September 30, 2015 and December 31, 2014, respectively.
The Hartford’s total capitalization decreased $1,099, or 4.4%, from December 31, 2014 to September 30, 2015 primarily due to a decrease in AOCI, net of tax. AOCI, net of tax, decreased from December 31, 2014 to September 30, 2015 primarily due to a reduction in net unrealized capital gains from securities as a result of market factors.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 11 - Changes In and Reclassifications From Accumulated Other Comprehensive Income, and Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Cash Flows

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$2,000	$895
Net cash provided by investing activities	$603	$1,919
Net cash used for financing activities	$(2,306)	$(3,676)
Cash – end of period	$665	$440
Cash provided by operating activities increased in 2015 as compared to the prior year period primarily as a result of a decrease in claims paid, a decrease in operating expenses paid and an increase in reinsurance claim recoveries.
Cash provided by investing activities in 2015 primarily relates to net proceeds from short-term investments of $1.5 billion, partially offset by net payments for available-for-sale securities of $545. Cash provided by investing activities in 2014 primarily relates to net proceeds from available for sale securities of $2.8 billion, proceeds from business sold of $963, partially offset by a change in short-term investments of $1.9 billion.
Cash used for financing activities in 2015 consists primarily of net payments for deposits, transfers and withdrawals for investments and universal life products of $1.0 billion, repayment of debt of $585 and acquisition of treasury stock of $800, partially offset by $313 in proceeds from securities sold under repurchase agreements. Cash used for financing activities in 2014 consists primarily of $1.8 billion related to net activity for investments and universal life products, repayment of debt of $200, and acquisition of treasury stock of $1.5 billion.
Operating cash flows for the nine months ended September 30, 2015 have been adequate to meet liquidity requirements.
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
rating organizations as of October 21, 2015.

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

Statutory Surplus
The following table sets forth statutory surplus for the Company’s insurance companies.

	September 30, 2015	December 31, 2014
U.S. life insurance subsidiaries	$6,528	$7,157
Property & Casualty insurance subsidiaries	8,415	8,069
Total	$14,943	$15,226
Statutory capital and surplus for the U.S. life insurance subsidiaries decreased by $629, primarily due to dividends and returns of capital of $1.1 billion, partially offset by variable annuity surplus impacts of $389 and net income from non-variable annuity business of $231.
Statutory capital and surplus for property and casualty increased by $346, primarily due to statutory net income of $1.0 billion, partially offset by dividends to HFSG Holding Company of $0.5 billion and unrealized loss on investments of $128.
Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 9 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
Legislative and Regulatory Developments
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
Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act")
On March 23, 2010, the President signed the Affordable Care Act. The impact to The Hartford as an employer is consistent with other large employers. It is too early to tell how the Affordable Care Act will impact The Hartford's businesses. The Hartford’s core business does not involve the issuance of health insurance and we do not issue any products that insure customers under the Affordable Care Act’s individual mandate. There may be, nevertheless, impacts to The Hartford's businesses that are too early to identify as key aspects of the law are still not fully implemented. For example, private exchanges may provide The Hartford additional opportunities to market our group benefit products and services. Conversely, access to medical care and medical costs are a substantial component of both disability and workers' compensation products offered by The Hartford. We are monitoring the impact of the Affordable Care Act on consumer, broker and medical provider behavior for leading indicators of changes in medical costs or loss payments primarily on the Company's workers' compensation and disability liabilities.
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

United States Department of Labor Proposed Rule
In April, 2015, the U.S. Department of Labor (DOL) issued a proposed regulation that would, if finalized in its current form, expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. In its proposed form, the rule could have an adverse impact on our current offerings of certain insurance products and investment products, along with contracts in our run-off lines of business. If enacted in its current form, the proposed rule could impact the way we provide investment-related information and support to financial advisors, plan sponsors, plan participants, plan beneficiaries and Individual Retirement Account (IRA) owners. Because we cannot predict the exact nature and extent of changes that may be made to the proposed rule when finalized, the potential effect on our businesses is undeterminable at this time.
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
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2015.
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
The following table summarizes the Company’s repurchases of its common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2015 - July 31, 2015	2,336,372	$45.65	2,336,372	$1,972
August 1, 2015 - August 31, 2015	2,135,566	$47.41	2,135,566	$1,871
September 1, 2015 - September 30, 2015	2,035,975	$45.31	2,035,975	$1,779
Total	6,507,913	$46.12	6,507,913

Item 6.	EXHIBITS

See Exhibits Index on page	131.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	October 26, 2015	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2015
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