Form 10-K
period 2015-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2016-02-26
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $17 billion, based on the closing price of $41.57 per share of the Common Stock on the New York Stock Exchange on June 30, 2015.
As of February 24, 2016, there were outstanding 396,675,884 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements or in Part I, Item 1A. Risk Factors, in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and those identified from time to time in our other filings with the Securities and Exchange Commission.

•	Risks Relating to Economic, Market and Political Conditions:

◦
challenges related to the Company’s current operating environment, including global political, economic and market conditions, and the effect of financial market disruptions, economic downturns or other potentially adverse macroeconomic developments on the attractiveness of our products, the returns in our investment portfolios and the hedging costs associated with our runoff annuity block;

◦	financial risk related to the continued reinvestment of our investment portfolios and performance of our hedge program for our runoff annuity block;

◦
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, market volatility and foreign exchange rates, commodities prices and implied volatility levels.

◦	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•	Risks Relating to Estimates, Assumptions and Valuations:

◦	risk associated with the use of analytical models in making decisions in key areas such as underwriting, capital management, hedging, reserving, and catastrophe risk management;

◦
the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations;

◦	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;

◦	the potential for further acceleration of deferred policy acquisition cost amortization;

◦	the potential for further impairments of our goodwill or the potential for changes in valuation allowances against deferred tax assets;

◦	the significant uncertainties that limit our ability to estimate the ultimate reserves necessary for asbestos and environmental claims;

•	Financial Strength, Credit and Counterparty Risks:

◦
the impact on our statutory capital of various factors, including many that are outside the Company’s control, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;

◦
risks to our business, financial position, prospects and results associated with negative rating actions or downgrades in the Company’s financial strength and credit ratings or negative rating actions or downgrades relating to our investments;

◦	losses due to nonperformance or defaults by others, including sourcing partners, derivative counterparties and other third parties;

◦
the potential for losses due to our reinsurers' unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;

•	Insurance Industry and Product-Related Risks:

◦	the possibility of unfavorable loss development, including with respect to long-tailed exposures;

◦	the possibility of a pandemic, earthquake, or other natural or man-made disaster that may adversely affect our businesses;

◦
weather and other natural physical events, including the severity and frequency of storms, hail, winter storms, hurricanes and tropical storms, as well as climate change and its potential impact on weather patterns;

◦
the possible occurrence of terrorist attacks and the Company’s inability to contain its exposure as a result of, among other factors, the inability to exclude coverage for terrorist attacks from workers' compensation policies and limitations on reinsurance coverage from the federal government under applicable laws;

◦	the uncertain effects of emerging claim and coverage issues;

◦	actions by competitors that may be larger or have greater financial resources than we do;

◦
technological changes, such as usage-based methods of determining premiums, advancements in automotive safety features, the development of autonomous vehicles, and platforms that facilitate ride sharing, which may alter demand for the Company's products, impact the frequency or severity of losses, and/or impact the way the Company markets, distributes and underwrites its products;

◦	the Company's ability to market, distribute and provide insurance products and investment advisory services through current and future distribution channels and advisory firms;

◦
the Company’s ability to effectively price its property and casualty policies, including its ability to obtain regulatory consents to pricing actions or to non-renewal or withdrawal of certain product lines;

◦	volatility in our statutory and United States ("U.S.") GAAP earnings and potential material changes to our results resulting from our risk management program to emphasize protection of economic value;

•	Regulatory and Legal Risks:

◦
the cost and other effects of increased regulation as a result of the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the potential effect of other domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels;

◦	unfavorable judicial or legislative developments;

◦	regulatory limitations on the ability of the Company and certain of its subsidiaries to declare and pay dividends;

◦	the impact of changes in federal or state tax laws;

◦	regulatory requirements that could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests;

◦	the impact of potential changes in accounting principles and related financial reporting requirements;

•	Other Strategic and Operational Risks:

◦	risks associated with the runoff of our Talcott Resolution business;

◦
the risks, challenges and uncertainties associated with our capital management plan, including as a result of changes in our financial position and earnings, share price, capital position, legal restrictions, other investment opportunities, and other factors;

◦	the risks, challenges and uncertainties associated with our expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

◦
the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster, cyber or other information security incident or other unanticipated event;

◦	the risk that our framework for managing operational risks may not be effective in mitigating material risk and loss to the Company;

◦	the potential for difficulties arising from outsourcing and similar third-party relationships; and

◦	the Company’s ability to protect its intellectual property and defend against claims of infringement.

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
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is a holding company for a group of subsidiaries that provide property and casualty insurance, group benefits and mutual funds to individual and business customers in the United States and continues to administer life and annuity products previously sold. The Hartford is headquartered in Connecticut and its oldest subsidiary, Hartford Fire Insurance Company, dates to 1810. At December 31, 2015, total assets and total stockholders’ equity of The Hartford were $228 billion and $17.6 billion, respectively.
Organization
The Hartford strives to maintain and enhance its position as a market leader within the financial services industry. The Company sells diverse and innovative products through multiple distribution channels to individuals and businesses. The Company seeks on an ongoing basis to develop and expand its distribution channels, achieving cost efficiencies through economies of scale and investments in technology, and capitalize on the strength of its brand, including The Hartford Stag logo, one of the most recognized symbols in the financial services industry.
As a holding company, The Hartford Financial Services Group, Inc. is separate and distinct from its subsidiaries and has no significant business operations of its own. Therefore, it relies on the dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations, pay dividends and repurchase common stock. Information regarding the cash flow and liquidity needs of The Hartford Financial Services Group, Inc. may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Capital Resources and Liquidity.
Reporting Segments
The Hartford conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category. The Hartford includes in its Corporate category the Company’s capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
The following discussion describes the principal products and services, marketing and distribution, and competition of The Hartford's reporting segments. For further discussion of the reporting segments, including financial disclosures of revenues by product line, net income (loss), and assets for each reporting segment, see Note 3 - Segment Information of Notes to Consolidated Financial Statements.
Commercial Lines
Principal Products and Services
Commercial Lines provides workers’ compensation, property, automobile, liability, umbrella, marine and livestock insurance products to businesses, primarily throughout the United States. The Commercial Lines segment includes three lines of business: small commercial; middle market; and specialty. The majority of Commercial Lines written premium is generated by small commercial and middle market, which provide coverage options and customized pricing based on the policyholder’s individualized risk characteristics. Specialty provides a variety of customized insurance products and services including workers’ compensation, automobile, general liability, professional liability, bond, and specialty casualty coverages.
Small commercial provides workers' compensation, automobile, property and liability coverages for small businesses. The Company considers small businesses those with annual payroll under $12, revenues under $25 and property values less than $20 per location. Property and liability coverages are offered as part of a single package policy, marketed under the Spectrum name. Middle market provides medium-sized businesses, which are companies whose payroll, revenue and property values exceed the small business definition, with workers’ compensation, property, automobile, liability, umbrella, marine and livestock coverages.
Within specialty, a significant portion of the business is written through large deductible programs for national accounts. The business also provides retrospectively-rated programs where the premiums are adjustable based on loss experience. The financial products business provides management and professional liability products including D&O (directors and officers) and E&O (errors and omissions) insurance. The bond business provides businesses with contract surety bonds, commercial surety and fidelity coverage. The captive programs business provides tailored programs primarily to customers with common risk characteristics and those seeking a loss sensitive solution.

Marketing and Distribution
Commercial Lines provide insurance products and services through the Company’s domestic offices and insurance centers. The products are marketed nationally utilizing independent agents, brokers and wholesalers. The independent agent and broker distribution channel is consolidating and this trend is expected to continue. This will likely result in a larger proportion of written premium being concentrated among fewer agents and brokers. In addition, the Company offers insurance products to customers of payroll service providers through its relationships with major national payroll companies and to members of affinity organizations.
Competition
In small commercial, The Hartford competes against large national carriers, as well as regional carriers in certain territories. Competitors include stock companies, mutual companies and other underwriting organizations. The small commercial market is competitive as carriers seek to differentiate themselves through product expansion, price reduction, enhanced service and cutting-edge technology. Larger carriers such as The Hartford have improved their pricing sophistication and ease of doing business with agents and customers through the use of technology, analytics and other capabilities that improve the process of evaluating a risk, quoting new business and servicing customers. The Company is also adding to its digital capabilities as customers and distributors demand more access and convenience, and expanding product and underwriting capabilities to accommodate both larger accounts and a broader risk appetite.
Written premium growth rates have been low for the insurance industry in the small commercial market due to weak economic conditions. This has put pressure on underwriting margins as competitors seek new business by increasing their underwriting appetite, and deepening their relationships with distribution partners. Also, carriers serving middle market-sized accounts are more aggressively competing for small commercial accounts, which are generally less price-sensitive.
Middle market business is considered “high touch” and involves individualized underwriting and pricing decisions. The pricing of middle market accounts is prone to significant variation or cyclicality over time due to changes in individual account characteristics and exposure, as well as legislative and macro-economic forces. In addition, various state legislative reforms in recent years designed to control workers compensation indemnity costs have led to rate reductions in many states. These factors, characterized by highly competitive pricing on new business, have resulted in more customers shopping their policies for a lower price. In the face of this competitive environment, The Hartford is working to deepen its product and underwriting capabilities, and leverage its sales and underwriting talent with tools it has introduced in recent years. Through advanced training and analytics, the Company’s field underwriters are working to improve risk selection and pricing decisions. In product development, and related areas such as claims and risk engineering, the Company is extending its capabilities in industry verticals, such as construction, auto parts manufacturing and hospitality. The Company has also added new middle market underwriters into the Midwest and Western U.S. to deepen relationships with its distribution partners.
Specialty competes on an account- by-account basis due to the complex nature of each transaction. Competition in this market includes stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. The Hartford’s relatively large size and underwriting capacity is a competitive advantage over smaller insurance companies.
For specialty casualty businesses, written pricing competition continues to be significant, particularly for the larger individual accounts. Carriers are aggressively negotiating renewals with customers by initiating the process in advance of the policy renewal date to improve retention and reduce new business opportunities for competitors. As written pricing increases, more insureds may opt for the loss-sensitive products offered in our national accounts segment, including retrospectively rated contracts, in lieu of guaranteed cost policies. Within national accounts, the Company is planning to introduce a new risk management platform, allowing customers better access to claim data and other information needed by corporate risk managers. This investment will allow the Company to work more closely with customers to improve long-term account performance.
In the bond business, favorable underwriting results in recent years have led to increased competition for market share, setting the stage for potential written price decreases. Public construction project work has slowed, resulting in only modest growth for Contract Surety business.
In professional liability, large and medium-sized businesses are in differing competitive environments. Large public D&O, specifically excess layers, is under significant competitive price pressure.  The middle market private management liability segment is in a more stable competitive and pricing environment.

Personal Lines
Principal Products and Services
Personal Lines provides automobile, homeowners and personal umbrella coverages to individuals across the United States, including a program designed exclusively for members of AARP (“AARP Program”). The Hartford's auto and homeowners products provide coverage options and pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, they represent a significant portion of the total Personal Lines' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $3.2 billion, $3.0 billion and $2.9 billion in 2015, 2014 and 2013, respectively.
During 2015, Personal Lines completed the rollout of its new auto product, Open Road, which is now available in 44 states. The Open Road product increases pricing flexibility and market responsiveness, and continues to be refined based on experience. In addition, Personal Lines has rolled out its telematics program, TrueLane, to more states, and the program is currently available to customers in 44 states in both the direct and independent agent channels.
Marketing and Distribution
Personal Lines reaches diverse customers through multiple distribution channels, including direct-to-consumer and independent agents. In direct-to-consumer, Personal Lines markets its products through a mix of media, including direct mail, digital marketing, television and advertising, both digitally and in publications. Through the agency channel, Personal Lines provides products and services to customers through a network of independent agents in the standard personal lines market, primarily serving mature, preferred consumers. These independent agents are not employees of the Company.
Personal Lines has made significant investments in offering direct and agency-based customers the opportunity to interact with the company online, including via mobile devices. In addition, its technology platform for telephone sales centers enables sales representatives to provide an enhanced customer experience, positioning The Hartford to offer unique capabilities to AARP’s member base.
Most of Personal Lines' sales are associated with its exclusive licensing arrangement with AARP, with the current agreement in place through January 1, 2023, to market automobile, homeowners and personal umbrella coverages to AARP's nearly 38 million members, either direct or through independent agents. This agreement provides Personal Lines with an important competitive advantage given the expected growth of the population of those over age 50 and the strength of the AARP brand. The Company has expanded its relationship with AARP to provide its industry-leading small business products offered by Commercial Lines to AARP members who are small business owners.
In addition to selling product through its relationship with AARP, Personal Lines sells products to non-AARP customers, primarily through the independent agent channel and within select underwriting markets where we believe we have a competitive advantage.
Competition
The personal lines automobile and homeowners insurance markets are highly competitive. Personal lines insurance is written by insurance companies of varying sizes that compete on the basis of price, product, service (including claims handling), stability of the insurer and brand recognition. Companies with recognized brands, direct sales capability and economies of scale will have a competitive advantage. In recent years, a number of carriers have increased their advertising in an effort to gain new business and retain profitable business. This has been particularly true of carriers that sell directly to the consumer. Industry sales of personal lines insurance direct to the consumer have been growing faster than sales through agents, particularly for auto insurance.
Carriers that distribute products mainly through agents compete by offering agents commissions and additional incentives to attract new business. To distinguish themselves in the marketplace, top tier carriers are offering online and self service capabilities to agents and consumers. A large majority of agents have been using “comparative rater” tools that allow the agent to compare premium quotes among several insurance companies. The use of comparative rater tools increases price competition. Carriers that are able to differentiate their offering and work with agents to identify value beyond price are more likely to be successful in this market.
The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business, and carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments. Some companies, such as The Hartford, have written a greater percentage of their new business in preferred market segments. Such segments tend to have better loss experience but also have lower average premiums. Also, new auto technology advancements — including lane departure warnings, backup cameras, automatic braking and active collision alerts — are being deployed rapidly and are expected to improve driver safety and reduce the likelihood of vehicle collisions. The Hartford is one of the first companies to introduce a vehicle safety discount to consumers whose vehicle is equipped with new safety-promoting technology.

In Personal Lines, the Company is investing in capabilities to better utilize data and analytics, and thereby, refine and manage underwriting and pricing. The Company is also working to maximize the value of its long-term partnership with AARP. Investments in digital tools, contact center capabilities and direct marketing efficiencies are designed to attract and retain more AARP members. The Hartford will leverage its agency channel to target AARP members and other customer segments that value the expertise of agents who actively seek the benefits of The Hartford's product suite and who value its service model.
Group Benefits
Principal Products and Services
Group Benefits provides group life, accident and disability coverage and group retiree health benefits to members of employer groups, associations, and affinity groups. In addition to employer paid coverages, Group Benefits offers voluntary product coverages including accident, life, disability and critical illness coverages through employee payroll deductions. Group Benefits also offers disability underwriting, administration, claims processing and reinsurance to other insurers and self-funded employer plans. In addition, Group Benefits offers a single-company leave management solution, The Hartford Productivity Advantage, which integrates work absence data from the insurer’s short-term and long-term group disability and workers’ compensation insurance with its leave management administration services.
Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, declining interest rates, and other factors. Policies are typically sold with one, two or three-year rate guarantees depending upon the product and market segment.
Marketing and Distribution
The Group Benefits distribution network is managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets including brokers, consultants, third-party administrators and trade associations. Additionally, Group Benefits has relationships with several private exchanges which offer Group Benefits products to employer groups.
Competition
Group Benefits competes with numerous insurance companies and financial intermediaries marketing insurance products. This line of business focuses on both its risk management expertise and economies of scale to derive a competitive advantage. Competitive factors affecting Group Benefits include the variety and quality of products and services offered, the price quoted for coverage and services, the Company’s relationships with its third-party distributors and private exchanges, and the quality of customer service. In addition, active price competition continues in the marketplace resulting in multi-year rate guarantees being offered to customers. Top tier carriers in the marketplace also offer on-line and self service capabilities to agents and consumers. The relatively large size and underwriting capacity of the Group Benefits business provides a competitive advantage over smaller companies. Additionally, as employers continue to focus on reducing the cost of employee benefits, the shift to employee paid products will become greater. Competitive factors affecting the sale of voluntary products include the breadth of products, product education, enrollment capabilities, and overall customer service.
In Group Benefits, the Company is working to grow revenue from both its employer group product offerings as well as its voluntary product suite, which includes Disability FLEX, critical illness, and accident coverages. The Company's enhanced enrollment and marketing tools help individual participants make sound decisions for their unique benefit needs.
Mutual Funds
Principal Products and Services
Mutual Funds provides investment management, administration, distribution and related services to investors through investment products in both domestic and international markets, and is separated into two distinct asset categories referred to as Mutual Fund assets under management and Talcott assets under management. Mutual Fund assets under management includes equity, fixed income, alternative and asset allocation investment products that are actively sold primarily through retail, bank trust and registered investment advisor channels. Talcott assets under management represents those assets held in separate accounts supporting legacy runoff Hartford variable insurance products.
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

Talcott Resolution
Talcott Resolution is comprised of the runoff of the Company's U.S. annuity, institutional and private-placement life insurance businesses, and the retained yen denominated fixed payout annuity liabilities. Talcott Resolution's mission is to efficiently manage the runoff of the business while honoring the Company's obligations to its contractholders.  Talcott Resolution manages approximately 852 thousand annuity contracts with account value of approximately $67 billion and private placement life insurance with account value of approximately $40 billion as of December 31, 2015.
The Talcott Resolution business segment also includes our Retirement Plans and Individual Life businesses sold in 2013 through reinsurance agreements with the respective buyers. In 2014, the Company completed the sale of Hartford Life Insurance KK, a Japanese company ("HLIKK"). In addition, the Company completed the sale of its U.K. annuity business in 2013. For further discussion of these transactions, see Note 18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements.
Reserves
The Hartford establishes and carries as liabilities reserves for its insurance products to estimate for the following:

•	a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these claims;

•	a liability equal to the balance that accrues to the benefit of the life and annuity insurance policyholder as of the consolidated financial statement date, otherwise known as the account value;

•	a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums;

•	fair value reserves for living benefits embedded derivative guarantees; and

•	death and living benefit reserves which are computed based on a percentage of revenues less actual claim costs.
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
Reinsurance
The Hartford cedes insurance to affiliated and unaffiliated insurers for both its property and casualty and life insurance products. Such arrangements do not relieve The Hartford of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to The Hartford. For further discussion of reinsurance, see Part II, Item 7, MD&A — Enterprise Risk Management and Note 5 - Reinsurance of Notes to Consolidated Financial Statements.
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
For life insurance products, The Hartford is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013. For further discussion of these transactions, see Note 18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements. In addition, the Company has reinsured to third parties a portion of the risk associated with U.S. individual variable annuities and the associated guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) riders.

Investment Operations
The majority of the Company’s investment portfolios are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the portfolios to maximize economic value, and generate the returns necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset sector, credit issuer allocation limits, and maximum portfolio limits for below investment grade holdings. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A — Enterprise Risk Management.
In addition to managing the general account assets of the Company, HIMCO is also a SEC registered investment adviser for a variable insurance trust and third party institutional clients, a sub-advisor for certain mutual funds and serves as the sponsor and collateral manager for capital markets transactions. HIMCO specializes in investment management that incorporates proprietary research and active portfolio management within a disciplined risk framework that seeks to provide value added returns versus peers and benchmarks. In January 2016, HIMCO announced the decision to no longer pursue new business in institutional separate accounts. The change is not expected to have a significant impact on the Company's financial position or results of operations. As of December 31, 2015 and 2014, the fair value of HIMCO’s total assets under management was approximately $102.9 billion and $109.5 billion, respectively, of which $5.4 billion and $6.2 billion, respectively, were held in HIMCO managed third party accounts.
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
The Company also has committees that manage specific risks and recommend risk mitigation strategies to the ERCC. These committees include, but are not limited to, Asset Liability Committees, Catastrophe Risk Committee, Emerging Risk Committees, Model Oversight Committees and the Operational Risk Committee.
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

2.
Risk Identification and Assessment: Through its ERM organization, the Company has developed processes for the identification, assessment, and, when appropriate, response to internal and external risks to the Company's operations and business objectives. Risk identification and prioritization has been established within each risk area, including processes around emerging risks.

3.
Risk Appetite, Tolerances, and Limits: The Company has a formal enterprise risk appetite framework and policy that is approved by the ERCC and reviewed by the Board. The risk appetite framework includes an enterprise risk appetite statement, risk preferences, risk tolerances and enterprise risk limits. Enterprise risk limits which quantify tolerances into specific limits by risk category are defined in underlying enterprise risk policies.

4.
Risk Management and Controls: While the Company utilizes the committee structure to elevate risk discussions and decision-making, there are a variety of working groups that provide decisioning and management of risk within determined tolerances and limits. ERM and the appropriate governing risk committees regularly monitor the Company's risk exposure as compared to defined limits and tolerances and provide regular reporting to the ERCC and FIRMCo.

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

In order to quantify group capital levels the Company uses an Economic Capital Model (“ECM”) to quantify the value of diversification across the business lines and to advance its risk-based decision-making and optimization across risk and business. The Company also uses the ECM to inform capital attribution across the businesses. The Company categorizes its main risks as follows in order to achieve a consistent and disciplined approach to quantifying, evaluating, and managing risk:

•	Insurance Risk

•	Operational Risk

•	Financial Risk
Additionally, the Company manages its legal and management risks across the enterprise. Management risk includes strategic risk, the risk of ineffective or inefficient execution of the Company's strategy, as well as tax risk and reputational risk.
Insurance Risk
The Company defines insurance risk as its exposure to loss due to property, liability, mortality, morbidity, disability, longevity and other perils and risks covered under its policies, including adverse development on loss reserves supporting its products and geographic accumulations of loss over time due to natural catastrophes, casualty catastrophes, terrorism and pandemic events.
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
The Hartford operates in limited foreign jurisdictions. The extent of financial services regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Some countries have minimal regulatory requirements, while others regulate financial services providers extensively. Foreign financial services providers in certain countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction.
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
Employees
The Hartford has approximately 17,400 employees as of December 31, 2015.
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
Risks Relating to Economic, Market and Political Conditions
Unfavorable conditions in our operating environment, including general economic and global capital market conditions, such as changes in interest rates, credit spreads, equity prices, market volatility, foreign exchange rates, commodities prices and real estate market deterioration, may have a material adverse effect on our business, financial condition, results of operations, and liquidity.
The Company’s investment portfolio and insurance liabilities are sensitive to changes in global capital market conditions. Stressed conditions or disruptions in global capital markets can directly impact our business, financial condition, results of operations, and liquidity as well as impact the economic environment. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, higher tax rates, lower business investment and lower consumer spending may have adversely affected or may in the future adversely affect the demand for insurance and financial products, as well as their profitability in some cases. Global economic conditions may result in the persistence of a low interest rate environment as well as volatility in other global capital market conditions, which will continue to pressure our investment results.
One important exposure to equity risk relates to the potential for lower earnings associated with our operations in Mutual Funds and Talcott Resolution, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. Should equity markets decline from current levels, assets under management and related fee income will be reduced. Certain of our products have guaranteed benefits that increase our potential obligation and statutory capital exposure when equity markets decline. Sustained declines in equity markets may result in the need to utilize significant additional capital to support these products and adversely affect our ability to support our other businesses.
A sustained low interest rate environment would pressure our net investment income and could result in lower margins and lower estimated gross profits on certain products. New and renewal business for our property and casualty and group benefits products is priced based on prevailing interest rates. As interest rates decline, pricing targets will tend to increase to offset the lower anticipated investment income earned on invested premiums. Conversely, as interest rates rise, pricing targets will tend to decrease to reflect higher anticipated investment income. Our ability to effectively react to such changes in pricing may affect our competitiveness in the marketplace, and in turn, written premium and earnings margin achieved. In addition, due to the long-term nature of the liabilities within our Group Benefits and Talcott Resolution operations, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates subjects us to reinvestment risks, increased hedging costs, spread compression and capital volatility. A rise in interest rates, in the absence of other countervailing changes, will reduce the market value of our investment portfolio and, if long-term interest rates were to rise dramatically certain products within our Talcott Resolution segment might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. An increase in interest rates can also impact our tax planning strategies and, in particular, our ability to utilize tax benefits to offset certain previously recognized realized capital losses.
Our exposure to credit spreads primarily relates to changes in market price of fixed income instruments associated with changes in credit spreads. If issuer credit spreads widen significantly and remain at wide levels over an extended period of time, other-than-temporary impairments and decreases in the market value of our investment portfolio will likely result. In addition, losses may also occur due to volatility in credit spreads. When credit spreads widen, we incur losses associated with credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company's net investment income associated with new purchases of fixed maturities may be reduced.

Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates. In many capital market scenarios, current crediting rates are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates, the calculation of statutory reserves may not substantially offset the change in fair value of the statutory separate account assets, resulting in reductions in statutory surplus. This may result in the need to devote significant additional capital to support the fixed MVA product.
In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.
Our exposure to commodity prices primarily relates to our investment portfolio. Our investment portfolio includes fixed maturities and equity securities issued by companies and sovereigns that derive a portion of their revenues from commodities, including oil, coal, natural gas, and precious and non-precious metals. In periods in which the prices of these and other commodities fall, absent other countervailing changes, decreases in the market value of our investment portfolio will likely result. If these declines in commodities prices are severe and persist over an extended period of time, other-than-temporary impairments may result.
Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, inflation, or real estate market deterioration, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations or liquidity. Our hedging assets seek to reduce the net economic sensitivity of our potential obligations from guaranteed benefits to equity market and interest rate fluctuations. Because of the accounting asymmetries between our hedging targets and statutory and GAAP accounting principles for our guaranteed benefits, rising equity markets and/or rising interest rates may result in statutory or GAAP losses.
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
We employ various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our insurance businesses, investments and capital management. We use the modeled outputs and related analyses to assist us in decision-making related to, among other things, underwriting, pricing, capital allocation, reserving, investments, hedging, reinsurance, and catastrophe risk. Both proprietary and third party models we use incorporate numerous assumptions and forecasts about the future level and variability of interest rates, capital requirements, loss frequency and severity, currency exchange rates, policyholder behavior, equity markets and inflation, among others. The modeled outputs and related analyses are subject to the inherent limitations of any statistical analysis, including the use of historical internal and industry data and assumptions, which may be stale, incomplete or erroneous. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or our estimates of the risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.

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
If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and withdrawal benefits, which could have a material adverse effect on our results of operations and financial condition.
The Company deferred acquisition costs associated with the prior sales of its variable annuity products. Deferred acquisition costs for the variable annuity products are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB and the life contingent portion of GMWB using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions, principally related to separate account fund returns, surrender and lapse rates, interest margin (including impairments), mortality, benefit utilization, annuitization and hedging costs. Of these factors, we anticipate that changes in separate account fund returns are most likely to impact the EGP, along with the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, as well as the effect of increased surrenders, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, including lapse rates, benefit utilization, surrenders, annuitization, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity contracts, and increase reserves for GMDB and life-contingent GMWB which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.

If our businesses do not perform well, we may be required to establish a valuation allowance against the deferred income tax asset or to recognize an impairment of our goodwill, which could have a material adverse effect on our results of operations and financial condition.
Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and carryforwards for foreign tax credits, capital losses, net operating losses and alternative minimum tax credits. Deferred tax assets are assessed periodically by management to determine if it is more likely than not that the deferred income tax assets will be realized. Factors in management's determination include the performance of the business, including the ability to generate, from a variety of sources and tax planning strategies, sufficient future taxable income and capital gains before net operating loss and capital loss carryforwards expire. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on deferred tax assets, then a valuation allowance will be established with a corresponding charge to net income (loss). Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted if new business, customer retention, profitability or other drivers of performance differ from expectations. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write downs could have a material adverse effect on our results of operations or financial condition.
It is difficult for us to predict our potential exposure for asbestos and environmental claims, and our ultimate liability may exceed our currently recorded reserves, which may have a material adverse effect on our business, financial condition, results of operations and liquidity.
We continue to receive asbestos and environmental claims. Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims. For some asbestos and environmental claims, we believe that the actuarial tools and other techniques we employ to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for our asbestos and environmental exposures. In addition, the assumptions used to estimate reserves for asbestos and environmental claims are subject to significant uncertainty, including assumptions about claim frequency, average severity and how insurance coverage applies. Accordingly, the degree of variability of reserve estimates for these longer-tailed exposures is significantly greater than for other more traditional exposures. It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims, the ultimate liabilities may exceed the currently recorded reserves. Increases in reserves would be recognized as an expense during the periods in which these determinations are made, thereby adversely affecting our results of operations for the related periods. Depending on the scale of any changes in these estimated losses, such determinations could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries, the amount of additional capital our insurance subsidiaries must hold to support business growth, the amount of dividends or distributions taken out of our insurance subsidiaries, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates, the impact of internal reinsurance arrangements, admissibility of deferred tax assets and changes to the NAIC RBC formulas. Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios would generally be expected to increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, statutory reserve requirements for death and living benefit guarantees and increases in RBC requirements, surplus and RBC ratios may not increase when equity markets increase. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
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
Our credit ratings also affect our cost of capital. A downgrade or a potential downgrade of our credit ratings could make it more difficult or costly to refinance maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the financial strength ratings of our principal insurance subsidiaries. Downgrades could begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. These events could materially adversely affect our business, financial condition, results of operations and liquidity. For a further discussion of potential impacts of ratings downgrades on derivative instruments, including potential collateral calls, see Part II, Item 7, MD&A - Capital Resources and Liquidity - Derivative Commitments.
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

The Company also has exposure to foreign-based issuers of securities and providers of reinsurance. These foreign issuers include European and certain emerging market issuers. Despite stabilization in the European market, there are still fundamental structural issues that remain and may result in the re-emergence of fiscal and economic issues. In addition, there has been recent volatility within certain emerging market countries spurred by concerns over the potential for rising U.S. interest rates, slowing global growth, lower prices for oil and other commodities, and the devaluation of certain currencies. Further details of the European and certain emerging market private and sovereign issuers held within the investment portfolio and the Company's European based reinsurance arrangements can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management.
Property value declines and loss rates that exceed our current estimates, as outlined in Part II, Item 7, MD&A - Enterprise Risk Management - Other-Than-Temporary Impairments, or a worsening of global economic conditions could have a material adverse effect on our business, financial condition, results of operations and liquidity.
To the extent the investment portfolio is not adequately diversified, concentrations of credit risk may exist which could negatively impact the Company if significant adverse events or developments occur in any particular industry, group of related industries or geographic regions. The Company’s investment portfolio is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. However, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, our investment portfolio’s credit concentration risk to issuers could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies. For discussion of the Company’s exposure to credit concentration risk of reinsurers, see the risk factor below.
We may incur losses due to our reinsurers' unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently use reinsurance to reduce the effect of losses that may arise from, among other things, catastrophes, GMDB's under variable annuity contracts and other risks that can cause unfavorable results of operations, and to effect the sale of one line of business to an independent company. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. Although we regularly evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or dispute their contractual obligations. The inability or unwillingness of any reinsurer to meet its financial obligations to us, including the impact of any insolvency or rehabilitation proceedings involving a reinsurer that could affect the Company's access to collateral held in trust, could have a material adverse effect on our financial condition, results of operations and liquidity. This risk may be magnified by a concentration of reinsurance-related credit risk resulting from the sale of the Company’s Individual Life business. Further details of such concentration can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Reinsurance as a Risk Management Strategy - Life Insurance Product Reinsurance Recoverable.
In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Reinsurance pricing changes significantly over time, and no assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop to the extent possible other alternatives to reinsurance, such as use of the capital markets. Further, due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
Insurance Industry and Product-Related Risks
Our business, financial condition, results of operations and liquidity may be materially adversely affected by unfavorable loss development.
Our success, in part, depends upon our ability to accurately assess the risks associated with the coverage provided to policyholders that we insure. We establish property and casualty loss reserves to cover our estimated liability for the payment of all unpaid losses and loss expenses incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability and other factors. Loss reserve estimates are refined periodically as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate. Furthermore, since estimates of aggregate loss costs for prior accident years are used in pricing our insurance products, we could later determine that our products were not priced adequately to cover actual losses and related loss expenses in order to generate a profit. To the extent we determine that losses and related loss expenses are emerging unfavorably to our initial expectations, we will be required to increase reserves. Increases in reserves would be recognized as an expense during the period or periods in which these determinations are made, thereby adversely affecting our results of operations for the related period or periods. Depending on any changes in these estimated losses, such determinations could have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
The geographic distribution of our business subjects us to catastrophe exposure for events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, tornadoes in the Midwest and Southeast, earthquakes in California and the New Madrid region of the United States, and the spread of disease. Any increases in the values and concentrations of insured employees and property in these areas would increase the severity of catastrophic events in the future. In addition, changing climate conditions across longer time scales, including the potential risk of broader climate change, may be increasing, or may in the future increase, the severity of certain natural catastrophe losses across various geographic regions.Potential examples of the impact of climate change on catastrophe exposure include, but are not limited to the following: an increase in the frequency or severity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere, more frequent brush fires in certain geographies due to prolonged periods of drought, higher incidence of deluge flooding, and the potential for an increase in severity of the largest hurricane events due to higher sea surface temperatures. In addition, our businesses have exposure to global or nationally occurring pandemics caused by highly infectious and potentially fatal diseases, and are spread through human, animal or plant populations. Additionally, due to such catastrophes, caused by natural or man-made events, policyholders may be unable to meet their obligations to pay premiums on our insurance policies.

Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our business, financial condition, results of operations or liquidity. To the extent that the frequency or severity of catastrophe losses changes over time or models improve, we will seek to reflect any of these changes in the design and pricing of our products. However, the Company may be exposed to regulatory or legislative actions that prevent a full recognition of loss expectations in the design or pricing of our products or result in additional risk-shifting to the insurance industry.
The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, financial condition, results of operations and liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) is also limited. Although TRIPRA provides benefits for certified acts of terrorism that exceed a certain threshold of industry losses ($100 in 2015, increasing to $200 by 2020), those benefits are subject to a deductible and other limitations. Under TRIPRA, once our losses exceed a deductible of 20% of our subject commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us a percentage of our losses (85% in 2015, decreasing 1% annually until 2020) attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $1.2 billion for 2016. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances.
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
Competitive activity or technological changes may adversely affect our market share, demand for our products, or our financial results, which could have a material adverse effect on our business and results of operations.
The industries in which we operate are highly competitive. Our principal competitors are other property and casualty insurers, group benefits providers and other mutual fund companies. Competitors may expand their risk appetites in products and services where The Hartford currently enjoys a competitive advantage. Larger competitors with more capital and new entrants to the market could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. For example, larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. Consolidation among insurance companies may allow competitors to grow earnings and achieve economies of scale, giving them an overall competitive advantage. In addition, a number of insurers are making use of "big data" analytics to, among other things, improve pricing accuracy, be more targeted in marketing, strengthen customer relationships and provide more customized loss prevention services. If they are able to use big data more effectively than we are, it may give them a competitive advantage. Because of the highly competitive nature of these industries, there can be no assurance that we will continue to compete effectively with our industry rivals, or that competitive pressure will not have a material adverse effect on our business and results of operations.

Our business could also be affected by technological changes, including further advancements in automotive safety features, the development of autonomous or “self-driving” vehicles, and platforms that facilitate ride sharing. These technologies could impact the frequency or severity of losses, disrupt the demand for certain of our products, or reduce the size of the automobile insurance market as a whole. While there is substantial uncertainty about the timing, penetration and reliability of such technologies, any such impacts could have a material adverse effect on our business and results of operations.
We may experience difficulty in marketing, distributing and providing insurance products and investment advisory services through current and future distribution channels and advisory firms.
We distribute our insurance products and mutual funds through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through or in connection with individual third-party arrangements. For example, we market personal lines products in large part through an exclusive licensing arrangement with AARP that continues through January 1, 2023. Our ability to distribute products through affinity partners may be adversely impacted by membership levels and the pace of membership growth. We periodically negotiate provisions and renewals of certain of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties, including potentially as a result of a strategic transaction or other Company initiatives, could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
State insurance departments that regulate us often propose premium rate changes for the benefit of the consumer at the expense of the insurer and may not allow us to reach targeted levels of profitability. In addition to regulating rates, certain states have enacted laws that require a property and casualty insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans, or to offer coverage to all consumers and often restrict an insurer's ability to charge the price it might otherwise charge or restrict an insurer's ability to offer or enforce specific policy deductibles. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates or accept additional risk not contemplated in our existing rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, possibly leading to lower returns on equity. The laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state's insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
Some of the in-force business within our Talcott Resolution operations, especially variable annuities, offer guaranteed benefits, including guaranteed minimum death benefits and guaranteed minimum withdrawal benefits. These GMDBs and GMWBs expose the Company to interest rate risk but also have significant equity risk. A decline in equity markets would not only result in lower earnings, but would also increase our exposure to liability for benefit claims. We use reinsurance and benefit designs, such as caps, to mitigate the exposure associated with GMDB. We also use reinsurance in combination with product management actions, such as rider fee increases, investment restrictions and buyout offers, as well as derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability.  We remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, which could result in a need for additional capital to support in-force business.
From time to time, we may adjust our risk management program based on contracts in force, market conditions, or other factors. While we believe that these actions improve the efficiency of our risk management related to these benefits,  any such adjustments may result in greater statutory and U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income (loss) in periods of rising equity market pricing levels, higher interest rates and declines in volatility. We are also subject to the risk that these management actions prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.
Regulatory and Legal Risks
The impact of regulatory initiatives and legislative developments, including the implementation of the Dodd-Frank Act of 2010, could have a material adverse impact on our business, financial condition, results of operations and liquidity.
Regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (“FDIC”), the NYSE and FINRA are considering enhanced or new regulatory requirements intended to prevent future financial crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.
The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing and may affect our operations and governance in ways that could adversely affect our financial condition and results of operations. The Dodd-Frank Act requires central clearing of, and imposes new margin requirements on, certain derivatives transactions, which increases the costs of our hedging program. Other provisions in the Dodd-Frank Act that may impact us include: the “Federal Insurance Office” within Treasury; the possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; the possible adverse impact on the market for insurance-linked securities, including catastrophe bonds, resulting from the limitations of banking entity involvement in and ownership of certain asset-backed securities transactions; and enhancements to corporate governance, especially regarding risk management.
The Dodd-Frank Act vests the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which are subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Based on its most current financial data, The Hartford is below the quantitative thresholds used by the FSOC to determine which nonbank companies merit consideration. However, the FSOC has indicated it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review. If we were to be designated as a systemically important institution, we would be subject to heightened regulation under the Federal Reserve, which could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. In addition, we could be subject to assessments to pay for the orderly liquidation of other systemically important financial institutions that have become insolvent. As a result of these requirements, we could incur substantial costs that would affect our ability to price our products competitively, which may have a material adverse effect on our business, financial condition, results of operations and liquidity.

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
In addition, future regulatory initiatives could be adopted at the federal or state level that could impact the profitability of our businesses. For example, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC continues to enhance the U.S. system of insurance solvency regulation, with a particular focus on group supervision, risk-based capital, accounting and financial reporting, enterprise risk management and reinsurance. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. In addition, the Federal Reserve Board and the International Association of Insurance Supervisors ("IAIS") each have initiatives underway to develop insurance group capital standards. While the Company would not currently be subject to either of these capital standard regimes, it is possible that in the future standards similar to what is being contemplated by the Federal Reserve Board or the IAIS could apply to the Company. The NAIC is in the process of developing a U.S. group capital calculation that will employ a methodology based on aggregated risk-based capital.
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
These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, financial condition, results of operations and liquidity. See the risk factor, “The impact of regulatory initiatives and legislative developments, including the implementation of The Dodd-Frank Act of 2010, could have a material adverse impact on our business, financial condition, results of operations and liquidity.”

Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity.
Changes in federal or state tax laws could have a material adverse effect on our profitability and financial condition, and could result in our incurring materially higher corporate taxes. Higher tax rates may cause the small businesses we insure to hire fewer workers and decrease investment in their businesses, including purchasing vehicles, property and equipment, which could adversely affect our business, financial condition, results of operations and liquidity. Conversely, if income tax rates decline it could adversely affect the Company's ability to realize the benefits of its deferred tax assets.
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
Other Strategic and Operational Risks
As our Talcott Resolution business continues to runoff, the Company is exposed to a number of risks related to the runoff business that could adversely affect our financial condition and results of operations.
Despite being in runoff, Talcott Resolution represents a meaningful share of the Company’s earnings. Talcott Resolution’s revenues and earnings will decline over time as variable and fixed annuity policies lapse. While the Company has been reducing expenses associated with the Talcott Resolution business as the revenues from that business decline, going forward it may become more difficult to reduce expenses, particularly corporate and other enterprise shared services costs, and this could adversely affect the Company’s results of operations going forward. In addition, dividends and distributions from the Company’s life insurance subsidiaries have helped fund a significant portion of share repurchases and pay downs of debt under the Company’s announced capital management program. As the Talcott Resolution earnings decline, there will be less retained earnings in the Company’s Talcott Resolution insurance subsidiaries available to fund capital management actions.

Further, while the Company continues to actively consider alternatives for reducing the size and risk of the annuity book of business, opportunities to do so may be limited and any initiatives pursued may not achieve the anticipated benefits and may negatively impact our statutory capital, net income, core earnings or shareholders’ equity. The Company could pursue transactions or other strategic options to reduce the size and risk of Talcott Resolution's annuity book of business which could result in a significant loss to the Company.
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
We use technology to process, store, retrieve, evaluate and utilize customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems or maintenance. Our business is highly dependent on our ability, and the ability of certain third parties, to access our systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support, managing our investment portfolios and hedging programs. and conducting our financial reporting and analysis.
Systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, an industrial accident, a cyber attack, a blackout, a terrorist attack (including conventional, nuclear, biological, chemical or radiological) or war, systems upon which we rely may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees and business partners are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed.
Our systems have been, and will likely continue to be, subject to viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well. While, to date, The Hartford is not aware of having experienced a material breach of our cyber security systems, administrative and technical controls as well as other preventive actions we take to reduce the risk of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks or other security breaches to our systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties, with whom we interact, impede or interrupt our business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, we routinely transmit, to third parties personal, confidential and proprietary information, which may be related to employees and customers, by email and other electronic means, along with receiving and storing such information on our systems. Although we attempt to keep such information confidential, we may be unable to utilize such capabilities in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect confidential information.
Furthermore, certain of our businesses are subject to compliance with regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others and, in some cases, specifying required control processes. A misuse or mishandling of confidential or proprietary information being sent to or received from an employee or third party could result in legal liability, regulatory action and reputational harm.

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
Our business performance is highly dependent on our ability to manage operational risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities, many of which are very complex and for some of which we rely on third parties. In addition, information technology investments we have made or plan to make in order to improve our operations are subject to material challenges, uncertainties and risks which may adversely impact our ability to achieve the intended business growth, expense reduction and operational efficiencies. In particular, a number of the information technology platforms we use to administer and service our business are aging. While we have replaced a number of these systems in recent years, some older information technology platforms remain in place and efforts to replace and modernize them may take longer than expected or may not achieve the intended benefits.
We seek to monitor and control our exposure to operational risks through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot be completely confident that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Management of operational risks can fail for a number of reasons, including design failure, systems failure, failures to perform, cyber security attacks, human error, or unlawful activities on the part of employees or third parties. In the event that our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our businesses, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have material adverse effects on our financial condition or results of operations.
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
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete. We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, systems, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may be subject to patent claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. We may also be subject to claims by third parties for breach of copyright, trademark, patent, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, systems, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of December 31, 2015, The Hartford owned building space of approximately 1.8 million square feet which comprised its Hartford, Connecticut location and other properties within the greater Hartford, Connecticut area. In addition, as of December 31, 2015, The Hartford leased approximately 1.6 million square feet, throughout the United States of America, and approximately 37 thousand square feet, in other countries. All of the properties owned or leased are used by one or more of all six reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business — Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.

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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matters in the following description, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability, life and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.
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

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2015
Common Stock Price
High	$43.10	$42.86	$49.53	$49.24
Low	$38.90	$40.77	$43.03	$42.11
Dividends Declared	$0.18	$0.18	$0.21	$0.21
2014
Common Stock Price
High	$36.14	$36.37	$37.80	$42.27
Low	$32.18	$33.30	$33.85	$35.47
Dividends Declared	$0.15	$0.15	$0.18	$0.18
On February 25, 2016, The Hartford’s Board of Directors declared a quarterly dividend of $0.21 per common share payable on April 1, 2016 to common shareholders of record as of March 7, 2016. As of February 24, 2016, the Company had approximately 13,471 registered holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. The closing price of The Hartford’s common stock on the NYSE on February 24, 2016 was $41.90.
On June 15, 2015, the Company’s Chief Executive Officer certified to the NYSE that he is not aware of any violation by the Company of NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE’s Listed Company Manual.
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
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
				(in millions)
October 1, 2015 – October 31, 2015	2,837,050	$46.92	2,837,050	$1,647
November 1, 2015 – November 30, 2015	3,286,572	$46.23	3,286,572	$1,495
December 1, 2015 – December 31, 2015	3,682,862	$44.81	3,682,862	$1,330
Total	9,806,484	$45.90	9,806,484

[1]
In July 2015, the Board of Directors approved an increase in the Company's authorized equity repurchase program that provides the Company with the ability to repurchase $4.375 billion in equity during the period commencing on January 1, 2014 and ending on December 31, 2016. The Company’s repurchase authorization permits purchases of common stock, as well as warrants or other derivative securities. Repurchases may be made in the open market, through derivative, accelerated share repurchase and other privately negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Total Return to Shareholders
The following tables present The Hartford’s annual percentage return and five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.

Annual Return Percentage
	For the years ended
Company/Index	2011	2012	2013	2014	2015
The Hartford Financial Services Group, Inc.	(37.55)%	41.01%	64.12%	17.13%	6.12%
S&P 500 Index	2.11%	16.00%	32.39%	13.69%	1.38%
S&P Insurance Composite Index	(8.28)%	19.09%	46.71%	8.29%	2.33%

Cumulative Five-Year Total Return
	Base
	Period	For the years ended
Company/Index	2010	2011	2012	2013	2014	2015
The Hartford Financial Services Group, Inc.	$100	62.45	88.07	144.54	169.30	179.66
S&P 500 Index	$100	102.11	118.45	156.82	178.29	180.75
S&P Insurance Composite Index	$100	91.72	109.23	160.25	173.53	177.57

Item 6.	SELECTED FINANCIAL DATA
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

	2015	2014	2013	2012	2011
Income Statement Data
Total revenues	$18,377	$18,614	$20,673	$22,086	$21,667
Income (loss) from continuing operations before income taxes	1,978	1,699	1,471	(89)	(293)
Income from continuing operations, net of tax	1,673	1,349	1,225	220	256
Income (loss) from discontinued operations, net of tax	9	(551)	(1,049)	(258)	456
Net income (loss)	$1,682	$798	$176	$(38)	$712
Balance Sheet Data
Total assets	$228,348	$245,013	$277,884	$298,513	$302,609
Short-term debt	$275	$456	$438	$320	$—
Total debt (including capital lease obligations)	$5,359	$6,109	$6,544	$7,126	$6,216
Preferred stock	$—	$—	$—	$556	$556
Total stockholders’ equity	$17,642	$18,720	$18,905	$22,447	$21,486
Net income (loss) available to common shareholders per common share
Basic	$4.05	$1.81	$0.37	$(0.18)	$1.51
Diluted	$3.96	$1.73	$0.36	$(0.17)	$1.40
Cash dividends declared per common share	$0.78	$0.66	$0.50	$0.40	$0.40

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-K. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each following discussion and in Part I, Item 1A, Risk Factors. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
The Hartford defines increases or decreases greater than or equal to 200% as “NM” or not meaningful.

THE HARTFORD’S OPERATIONS
Overview
The Hartford conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category. The Hartford includes in its Corporate category the Company’s capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK") to ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation, a Japanese company. HLIKK sold variable and fixed annuity policies in Japan from 2001 to 2009 and had been in runoff since 2009.
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
For further discussion of these transactions, see Note 5 - Reinsurance and Note 18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements. The businesses reinsured to MassMutual and Prudential are included in the Talcott Resolution reporting segment.
The Company derives its revenues principally from: (a) premiums earned for insurance coverage; (b) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (c) net investment income; (d) fees earned for services provided to third parties; and (e) net realized capital gains and losses. Premiums charged for insurance coverage are earned principally on a pro rata basis over the terms of the related policies in-force. Asset management fees and mortality and expense fees are primarily generated from separate account assets. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products.
The profitability of the Company's property and casualty insurance businesses over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in force block, actual mortality and morbidity experience, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, its expense levels and expectations about regulatory and legal developments. The Company seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, the Company is required to obtain approval for its premium rates from state insurance departments.
The financial results in the Company’s mutual fund and variable annuity businesses depend largely on the amount of the contract holder or shareholder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of deposits less withdrawals and surrenders, redemptions, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios. Financial results of variable products are highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity market movements could also result in benefits for or charges against deferred acquisition costs.
The profitability of fixed annuities and other “spread-based” products depends largely on the Company’s ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders.
The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits, loss and loss adjustment expenses are paid. Due to the need to maintain sufficient liquidity to satisfy claim obligations, the majority of the Company’s invested assets have been held in available-for-sale securities, including, among other asset classes, equities, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-backed securities and asset-backed securities and collateralized debt obligations.

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
For more information on the Company's reporting segments, refer to Part I, Item 1, Business — Reporting Segments.
Financial Highlights for the Year Ended December 31, 2015

•	Net income was $1,682, or $3.96 per diluted share, compared with net income of $798, or $1.73 per diluted share, in the prior year.

•	Common share repurchases totaled $1,250, or approximately 28.4 million shares for the year.

•
Book value per diluted common share (excluding AOCI) increased to $43.76 from $40.71 as of the prior year end due to the effect of net income less dividends and the effect of share repurchases for the year.

•
Net investment income decreased 3.9% to $3,030 compared to the prior year primarily due to a decrease in income from limited partnerships and other alternative investments and the effect of the runoff of Talcott Resolution.

•	Annualized investment yield after-tax was 3.0% in 2015, consistent with 2014. New money yield of 3.4% in 2015 decreased from 3.6%, in the prior year, primarily due to lower interest rates.

•	Net unrealized gains, after-tax, in the investment portfolio declined by $1,091 compared to the prior year due primarily to wider credit spreads and increased interest rates.

•	Property & Casualty written premium increased 3% over the prior year, comprised of 4% growth in Commercial Lines and 1% in Personal Lines.

•
Property & Casualty combined ratio, before catastrophes and prior year development, improved to 91.0 from 91.5 in the prior year, with improvement in Commercial Lines partially offset by deterioration in Personal Lines.

•	Catastrophe losses of $332, before tax, decreased from catastrophe losses of $341, before tax, in the prior year.

•
Unfavorable prior accident year development, driven primarily by asbestos and environmental reserves, totaled $250, before tax, compared with unfavorable prior year development of $228 before tax, in the prior year.

•	Group Benefits core earnings margin increased to 5.6% from 5.2% in the prior year.

•	Talcott Resolution after-tax income from continuing operations was $428, compared with $370 in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes beginning on page F-1.

	2015	2014	2013	Increase (Decrease) From 2014 to 2015	Increase (Decrease) From 2013 to 2014
Earned premiums	$13,577	$13,336	$13,231	$241	$105
Fee income	1,839	1,996	2,105	(157)	(109)
Net investment income	3,030	3,154	3,264	(124)	(110)
Net realized capital gains (losses) [1]	(156)	16	1,798	(172)	(1,782)
Other revenues	87	112	275	(25)	(163)
Total revenues	18,377	18,614	20,673	(237)	(2,059)
Benefits, losses and loss adjustment expenses	10,775	10,805	11,048	(30)	(243)
Amortization of deferred policy acquisition costs	1,502	1,729	1,794	(227)	(65)
Insurance operating costs and other expenses	3,772	4,028	4,176	(256)	(148)
Loss on extinguishment of debt	21	—	213	21	(213)
Reinsurance (gain) loss on disposition	(28)	(23)	1,574	(5)	(1,597)
Interest expense	357	376	397	(19)	(21)
Total benefits, losses and expenses	16,399	16,915	19,202	(516)	(2,287)
Income from continuing operations before income taxes	1,978	1,699	1,471	279	228
Income tax expense	305	350	246	(45)	104
Income from continuing operations, net of tax	1,673	1,349	1,225	324	124
Income (loss) from discontinued operations, net of tax	9	(551)	(1,049)	560	498
Net income	$1,682	$798	$176	$884	$622

[1]	Includes net realized capital gains in 2013 of $1,575 on investments transferred at fair value in business disposition by reinsurance.
Year ended December 31, 2015 compared to the year ended December 31, 2014
The increase in net income from 2014 to 2015 was primarily due to the net effect of the following items:

•
A decrease in the loss from discontinued operations of $560, net of tax, compared to 2014 pertains primarily to the realized capital loss of $659 on the sale of the Japan variable annuity business in 2014.

•	A decrease of $157, before tax, in fee income was primarily due to the continued runoff of the Talcott Resolution annuity business.

•	Net realized capital losses of $156, before tax, in 2015, largely driven by results of the variable annuity hedge program compared to net realized capital gains of $16, before tax, in 2014.

•
Net investment income of $3,030, before tax, in 2015 decreased from $3,154, before tax, in 2014, primarily due to lower income from limited partnerships and other alternative investments and the continued decline in Talcott Resolution assets under management. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

•
An $80, before tax, improvement in current accident year underwriting results before catastrophes in Property & Casualty resulting from a 1.1 point decrease in the loss and loss adjustment expense ratio before catastrophes and prior accident year development and an increase in earned premium. The increase in earned premiums of 3% or $320, before tax, in 2015, compared to 2014, reflected earned premium growth of 4% in Commercial Lines and 2% in Personal Lines. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
Unfavorable prior accident year reserve development in Property & Casualty of $250, before tax, in 2015, compared to unfavorable reserve development of $228, before tax, in 2014. Prior accident year reserve development in 2015 was primarily due to an increase in reserves for asbestos and environmental claims, in part, due to a small percentage of direct accounts having experienced greater than expected claim filings, including mesothelioma claims. Prior accident year reserve development in 2014 was primarily due to an increase in reserves for asbestos and environmental claims, primarily due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation.

•
A loss on extinguishment of debt of $21, before tax, in 2015 related to the redemption of $296 aggregate principal amount of outstanding 4.0% senior notes. The resulting loss on extinguishment of debt consists of a make-whole premium.

•	A $227, before tax, decrease in DAC amortization driven, in part, by a favorable unlock in Talcott Resolution in 2015, compared to unfavorable in 2014.

•
Pension settlement charge of $128, before tax, in 2014, within insurance operating costs and other expenses, related to voluntary lump-sum settlements with vested participants in the Company's defined benefit pension plan who had separated from service, but who had not yet commenced annuity benefits.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). Income tax expense in 2015, decreased by $45 from $350 in 2014, primarily due to a federal income tax benefit of $36, related to the release of reserves due to the resolution of uncertain tax positions and a benefit of $94 from the partial reduction of the deferred tax valuation allowance on the capital loss carryover due to taxable gains on the termination of certain derivatives, partially offset by the effect of higher income from continuing operations, before tax. For further discussion of income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.

Year ended December 31, 2014 compared to the year ended December 31, 2013
The increase in net income from 2013 to 2014 was primarily due to the net effect of the following items:

•
A decrease in the loss from discontinued operations to $551, net of tax, compared to $1,049, net of tax, in 2013. The loss from discontinued operations in 2014 includes the results of operations and the realized capital loss on the sale of HLIKK. The loss from discontinued operations in 2013 includes the results of operations of HLIKK and U.K. annuity businesses and the realized capital loss on the sale of HLIL. The results of operations for HLIKK annuity business in 2013 include the write-off of DAC and higher hedging losses. For further discussion of the sale of these businesses, see Note 18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements.

•
A $299 before tax improvement in current accident year underwriting results before catastrophes in Property & Casualty resulting in a 2.9 point decrease in the combined ratio before catastrophes and prior accident year development. Also contributing to the improvement in underwriting results was an increase in earned premiums of 2% or $232, before tax, in 2014, compared to 2013, reflecting earned premium growth of 1% in Commercial Lines and 4% in Personal Lines.

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

•
Net investment income of $3,154, before tax, in 2014, decreased from $3,264, before tax, in 2013. The decrease in net investment income is primarily due to lower income from fixed maturities, as a result of a decline in asset levels, primarily in Talcott Resolution, lower income from repurchase agreements, and the impact of reinvesting at lower interest rates.

•
Current accident year catastrophe losses in Property & Casualty of $341, before tax, in 2014, compared to $312, before tax, in 2013. The increase in current accident year catastrophe losses was primarily due to increased frequency and severity from wind and hail events across various U.S. geographic regions.

•
Unfavorable prior accident year reserve development in Property & Casualty of $228, before tax, in 2014, compared to unfavorable reserve development of $192, before tax, in 2013. Unfavorable prior accident year reserve development in 2014 was primarily related to an increase in reserves for asbestos and environmental claims, primarily due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. Unfavorable prior accident year reserve development in 2013 was primarily related to an increase in net asbestos reserves due to higher claim frequency and severity, as well as costs and expenses associated with litigating asbestos coverage matters.

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

Net Income (Loss) by Segment	2015	2014	2013	Increase (Decrease) From 2014 to 2015	Increase (Decrease) From 2013 to 2014
Commercial Lines	$1,003	$983	$870	$20	$113
Personal Lines	187	207	229	(20)	(22)
Property & Casualty Other Operations	(53)	(108)	(2)	55	(106)
Group Benefits	187	191	192	(4)	(1)
Mutual Funds	86	87	76	(1)	11
Talcott Resolution	430	(187)	(634)	617	447
Corporate	(158)	(375)	(555)	217	180
Net income	$1,682	$798	$176	$884	$622
Investment Results
Composition of Invested Assets

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$59,196	81.4%	$59,384	77.9%
Fixed maturities, at fair value using the fair value option ("FVO")	503	0.7%	488	0.6%
Equity securities, AFS, at fair value [1]	1,121	1.5%	1,047	1.4%
Mortgage loans	5,624	7.7%	5,556	7.3%
Policy loans, at outstanding balance	1,447	2.0%	1,431	1.9%
Limited partnerships and other alternative investments	2,874	4.0%	2,942	3.9%
Other investments [2]	120	0.2%	547	0.7%
Short-term investments	1,843	2.5%	4,883	6.4%
Total investments	$72,728	100%	$76,278	100%

[1]	Includes equity securities at fair value using the FVO of $282 and $348 as of December 31, 2015 and 2014, respectively.

[2]	Primarily relates to derivative instruments.
Total investments decreased since December 31, 2014, primarily due to a decrease in short-term investments as well as a decrease in other investments and fixed maturities, AFS. The decrease in short-term investments was primarily the result of the continued run-off of Talcott Resolution, the use of assets for share repurchases and debt repayment, and the reinvestment of short-term investments into longer dated fixed maturities. The decrease in other investments was primarily due to a decline in derivatives resulting from termination of open positions and an increase in interest rates. The decrease in fixed maturities, AFS was due to a decrease in valuations as a result of widening credit spreads and an increase in interest rates, which more than offset the reinvestment of short-term investments.

Net Investment Income (Loss)

	For the years ended December 31,
	2015		2014		2013
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$2,409	4.2%	$2,420	4.2%	$2,552	4.3%
Equity securities	25	2.4%	38	4.8%	30	3.6%
Mortgage loans	267	4.7%	265	4.7%	260	4.9%
Policy loans	82	5.7%	80	5.6%	83	5.9%
Limited partnerships and other alternative investments	227	8.0%	294	10.4%	287	9.5%
Other [3]	138		179		167
Investment expense	(118)		(122)		(115)
Total net investment income	$3,030	4.3%	$3,154	4.4%	$3,264	4.4%
Total net investment income excluding limited partnerships and other alternative investments	2,803	4.1%	2,860	4.1%	2,977	4.2%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement and securities lending collateral , if any, and derivatives book value. Yield calculations for each period exclude assets associated with the disposition of the Japan annuities business, as applicable.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Year ended December 31, 2015, compared to the year ended December 31, 2014
Total net investment income decreased primarily due to a decrease in income from limited partnerships and other alternative investments. Other factors contributing to the decline in net investment income were reinvesting at lower interest rates and a decrease in invested asset levels, partially offset by make-whole payments on fixed maturities, higher income received from previously impaired securities, and prepayment penalties on mortgage loans.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.1% in 2015, consistent with 2014. Excluding make-whole payments on fixed maturities, income received from previously impaired securities, and prepayment penalties on mortgage loans, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.0% in 2015, down from 4.1% in 2014.
The new money yield excluding certain U.S. Treasury securities and cash equivalent securities, for the year ended December 31, 2015, was approximately 3.4% which was below the average yield of sales and maturities of 3.8% for the same period due to the current interest rate environment. For the year ended December 31, 2015, the new money yield of 3.4% decreased slightly from 3.6% in 2014, largely due to lower interest rates.
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
Year ended December 31, 2014, compared to the year ended December 31, 2013
Total net investment income decreased primarily due to a decrease in income from fixed maturities as a result of a decline in asset levels, lower income from repurchase agreements, and the impact of reinvesting at lower interest rates. The annualized net investment income yield, excluding limited partnerships and other alternative investments, declined to 4.1% in 2014 versus 4.2% in 2013. The decline was primarily attributable to lower income from repurchase agreements and lower reinvestment rates.

Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before tax)	2015	2014	2013
Gross gains on sales [1]	$460	$527	$2,313
Gross losses on sales	(405)	(250)	(659)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings	(102)	(59)	(73)
Valuation allowances on mortgage loans	(5)	(4)	(1)
Periodic net coupon settlements on credit derivatives	11	1	(8)
Results of variable annuity hedge program
GMWB derivatives, net	(87)	5	262
Macro hedge program	(46)	(11)	(234)
Total results of variable annuity hedge program	(133)	(6)	28
Other, net [2]	18	(193)	198
Net realized capital gains (losses)	$(156)	$16	$1,798

[1]	Includes $1.5 billion of gains relating to the sales of the Retirement Plans and Individual Life businesses in the year ended December 31, 2013.

[2]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and the yen denominated fixed payout annuity hedge.

Details on the Company’s net realized capital gains and losses are as follows:
Gross Gains and Losses on Sales

•
Gross gains on sales for the year ended December 31, 2015, were primarily due to gains on the sale of corporate, U.S. treasury, and equity securities. Gross losses on sales for the year ended December 31, 2015, were primarily the result of losses on the sale of corporate, equity and U.S. treasury securities. The sales were primarily a result of duration, liquidity and credit management, as well as tactical changes to the portfolio as a result of changing market conditions, including sales to reduce exposure to energy, emerging markets and other below investment grade corporate securities.

•
Gross gains on sales for the year ended December 31, 2014, were primarily due to gains on the sale of corporate securities, CMBS, RMBS, and municipal securities. Gross losses on sales for the year ended December 31, 2014, were primarily the result of losses on the sale of corporate and foreign government and government agency securities, which included sales resulting from a reduction in our exposure to the emerging market and energy sector securities as well as other portfolio management activities. The sales were primarily a result of duration, liquidity and credit management, as well as tactical changes to the portfolio as a result of changing market conditions.

•
Gross gains on sales for the year ended December 31, 2013, were predominately from the sale of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion. The remaining gains on sales were primarily due to the sales of corporate securities and tax-exempt municipals. Gross losses on sales were primarily the result of the sales of U.S. Treasuries and mortgage backed securities, predominantly due to duration, liquidity and credit management as well as progress towards sector allocation objectives.

Net OTTI Losses

•	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Valuation Allowances on Mortgage Loans

•	See Valuation Allowances on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable Annuity Hedge Program

•
For the year ended December 31, 2015, the loss related to the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, was primarily driven by losses of $42 due to liability/model assumption updates, and losses of $18 resulting from an underperformance of the underlying actively managed funds compared to their respective indices. The loss on the macro hedge program for the year ended December 31, 2015 was primarily due to a loss of $44 driven by time decay on options.

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

Other, net

•
Other, net gain for the year ended December 31, 2015 was primarily related to gains of $46 related to modified coinsurance reinsurance contracts, primarily driven by widening credit spreads and an increase in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies. Also included were gains of $15 on currency derivatives primarily driven by appreciation of the British pound in comparison to the U.S. dollar. These gains were partially offset by losses of $16 related to fixed payout annuity hedges primarily driven by an increase in U.S. interest rates, losses of $14 on credit derivatives driven by widening credit spreads, and losses of $12 on interest rate derivatives due to an increase in interest rates.

•
Other, net loss for the year ended December 31, 2014 was primarily related to a loss of $172 on interest rate derivatives used to manage the risk of a rise in interest rates and manage duration, driven by a decline in U.S. interest rates.

•
Other, net gain for the year ended December 31, 2013 was primarily related to gains of $71 on interest rate derivatives primarily associated with fixed rate bonds sold as part of the Individual Life and Retirement Plan business dispositions. For further information on the business dispositions, see Note 18 of Notes to the Consolidated Financial Statements. Additional gains included $69 on interest rate derivatives primarily due to an increase in U.S. interest rates and $42 of gains on credit derivatives due to credit spreads tightening.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	property and casualty insurance product reserves, net of reinsurance;

•	estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts;

•	evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on mortgage loans;

•	living benefits required to be fair valued (in other policyholder funds and benefits payable);

•	evaluation of goodwill for impairment;

•	valuation of investments and derivative instruments;

•	valuation allowance on deferred tax assets; and

•	contingencies relating to corporate litigation and regulatory matters.
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
Property & Casualty Insurance Product Reserves, Net of Reinsurance
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
Reserve estimates can change over time because of unexpected changes in the external environment. Potential external factors include (1) changes in the inflation rate for goods and services related to covered damages such as medical care, hospital care, auto parts, wages and home and building repair; (2) changes in the general economic environment that could cause unanticipated changes in the claim frequency per unit insured; (3) changes in the litigation environment as evidenced by changes in claimant attorney representation in the claims negotiation and settlement process; (4) changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage and/or the amount of damages awarded for certain types of damages; (5) changes in the social environment regarding the general attitude of juries in the determination of liability and damages; (6) changes in the legislative environment regarding the definition of damages; and (7) new types of injuries caused by new types of injurious exposure: past examples include pharmaceutical products, silica, lead paint, molestation or abuse and construction defects.
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
Reinsurance recoverables include an estimate of the amount of gross loss and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including IBNR for unpaid losses. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, often including an estimate by reinsurance agreement of how IBNR for losses will ultimately be ceded.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures funding of future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $266 as of December 31, 2015, comprised of $46 related to Commercial Lines and $220 related to Property & Casualty Other Operations.
The Company’s estimate of reinsurance recoverables, net of an allowance for uncollectible reinsurance, is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.
The Hartford, like other insurance companies, categorizes and tracks its insurance reserves for its segments by “line of business”. Commercial Lines policy packages that include property and general liability coverages are generally referred to as the package line of business. Furthermore, The Hartford regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business. In addition, Property & Casualty Other Operations categorizes reserves as asbestos and environmental (“A&E”), whereby the Company reviews these reserve levels by type of event, rather than by line of business. Adjustments to previously established reserves, which may be material, are reflected in the operating results of the period in which the adjustment is determined to be necessary. In the judgment of management, information currently available has been properly considered in the reserves established for losses and loss adjustment expenses.
Loss and loss adjustment expense reserves by line of business as of December 31, 2015, net of reinsurance are as follows:

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$701	$1,361	$—	$2,062
Auto physical damage	21	25	—	46
Homeowners’	—	414	—	414
Professional liability	508	—	—	508
Package business	1,274	—	—	1,274
General liability	2,431	25	—	2,456
Bond	185	—	—	185
Commercial property	143	—	—	143
A&E	22	1	1,959	1,982
Workers’ compensation	8,981	—	—	8,981
Assumed reinsurance	—	—	138	138
All other non-A&E	—	—	754	754
Total reserves-net	14,266	1,826	2,851	18,943
Reinsurance and other recoverables	2,293	19	570	2,882
Total reserves-gross	$16,559	$1,845	$3,421	$21,825

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
The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. For most lines of business, these reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. These selections incorporate input, as judged by the reserving actuaries to be appropriate, from claims personnel, pricing actuaries and operating management on reported loss cost trends and other factors that could affect the reserve estimates. Most reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for property, auto physical damage, auto liability, package business, workers’ compensation, most general liability and professional liability. Other reserves are reviewed semi-annually (twice per year) or annually. These include, but are not limited to, reserves for losses incurred in accident years older than twelve and twenty years, for Personal and Commercial Lines, respectively, bond, assumed reinsurance, latent exposures, such as construction defects, and unallocated loss adjustment expense. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters to either confirm that the estimate of ultimate losses should not change or, if necessary, perform a reserve review to determine whether the reserve estimate should change.
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
Most of the Company’s property and casualty insurance product reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies. For further discussion of these discounted liabilities, see Note 10 - Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
As of December 31, 2015 and 2014, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were approximately equal to net reserves reported on a statutory basis. Under U.S. GAAP, liabilities for unpaid losses for permanently disabled workers’ compensation claimants are discounted at rates that are no higher than risk-free interest rates in effect at the time the claims are incurred and which can vary from the statutory discount rates set by regulators. In addition, a portion of the U.S. GAAP provision for uncollectible reinsurance is not recognized under statutory accounting, largely offsetting the difference in discounting.
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
Workers’ Compensation. Workers’ compensation is the Company’s single largest reserve line of business so a wide range of methods are reviewed in the reserve analysis. Methods performed include paid and reported development, variations on expected loss ratio methods, and an in-depth analysis on the largest states. In recent years, we have seen an acceleration of paid losses relative to historical patterns and have adjusted our expected loss development patterns accordingly. This acceleration has largely been due to two factors. First, we have seen a higher concentration of first dollar workers' compensation business and less excess of loss business over the past 10 years, resulting in fewer longer-tailed, excess workers' compensation claims in recent accident years. Second, there has been an increase in lump sum settlements across multiple accident years as management has executed on strategies to achieve mutually beneficial settlements with claimants. Adjusting for the effect of an acceleration in payments, paid loss development techniques are generally preferred for the workers' compensation line. Although paid techniques may be less predictive of the ultimate liability when a low percentage of ultimate losses are paid as in early periods of development, given changes in the frequency of workers’ compensation claims over time, the Company places greater reliance on paid methods with continued consideration of incurred methods, open claim approaches, state-by-state analysis and the expected loss ratio approaches.
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

The final step in the reserve review process involves a comprehensive review by senior reserving actuaries who apply their judgment and, in concert with senior management, determine the appropriate level of reserves based on the information that has been accumulated. Numerous factors are considered in this process including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. Total recorded net reserves, excluding asbestos and environmental, were 4.1% higher than the actuarial indication of the reserves as of December 31, 2015.
For a discussion of changes to reserve estimates recorded in 2015, see Reserve Roll-forwards and Development included below in this section.
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
The following discussion includes disclosure of possible variation from current estimates of loss reserves due to a change in certain key indicators of potential losses. Each of the impacts described below is estimated individually, without consideration for any correlation among key indicators or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for the Company’s reserves in total. For any one reserving line of business, the estimated variation in reserves due to changes in key indicators is a reasonable estimate of possible variation that may occur in the future, likely over a period of several calendar years. It is important to note that the variation discussed is not meant to be a worst-case scenario, and therefore, it is possible that future variation may be more than the amounts discussed below.
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
Recorded reserves for workers’ compensation, net of reinsurance, are approximately $9.0 billion. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, medical cost inflation and other changes in loss cost trends. The Company has reviewed the historical variation in paid loss development patterns. If the paid loss development patterns change by 2%, the estimated net reserve need would change by $400, in either direction. A 2% change in paid loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
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
For both asbestos and environmental reserves, the Company also compares its historical direct and net loss and expense paid and reported experience year by year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.

Once the gross ultimate exposure for indemnity and allocated loss adjustment expense is determined for its insureds by each policy year, the Company calculates its ceded reinsurance projection based on any applicable facultative and treaty reinsurance and the Company’s experience with reinsurance collections.
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment, resolution of coverage disputes with our policyholders and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2015 of approximately $2.0 billion ($1.7 billion and $0.3 billion for asbestos and environmental, respectively) are within an estimated range, unadjusted for covariance, of $1.6 billion to $2.4 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 12 - Commitments and Contingencies of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results and liquidity. Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables, the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. In 2016, the Company will complete the annual ground-up asbestos and environmental reserve studies during the second quarter.
Reserve Roll-forwards and Development
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are adjusted after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, adjustments are made more quickly to more mature accident years and less volatile lines of business. Such adjustments of reserves are referred to as “prior accident year development”. Increases in previous estimates of ultimate loss costs are referred to as either an increase in prior accident year reserves or as unfavorable reserve development. Decreases in previous estimates of ultimate loss costs are referred to as either a decrease in prior accident year reserves or as favorable reserve development. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow.
Total Property and Casualty Insurance Product Reserves, Net of Reinsurance, Results
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2015 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos and environmental exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations and liquidity.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Year Ended December 31, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,465	$1,874	$3,467	$21,806
Reinsurance and other recoverables	2,459	18	564	3,041
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,006	1,856	2,903	18,765
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,712	2,578	25	6,315
Current accident year catastrophes [3]	121	211	—	332
Prior accident year development	53	(21)	218	250
Total provision for unpaid losses and loss adjustment expenses	3,886	2,768	243	6,897
Less: payments	3,626	2,798	295	6,719
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Reinsurance and other recoverables	2,293	19	570	2,882
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,559	$1,845	$3,421	$21,825
Earned premiums	$6,511	$3,873
Loss and loss expense paid ratio [1]	55.7	72.2
Loss and loss expense incurred ratio	59.7	71.5
Prior accident year development (pts) [2]	0.8	(0.5)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Year Ended December 31, 2015
Category	Commercial Lines	Personal Lines	Total Property and Casualty Insurance
Wind and hail [1]	$43	$114	$157
Winter storms [1]	$57	$27	$84
Tornadoes [1]	18	29	47
Other [2]	3	41	44
Total	$121	$211	$332
[1] These amounts represent an aggregation of multiple catastrophes.
[2] Consists primarily of wildfires.

Prior accident year development recorded in 2015
Included within prior accident year development were the following increases (decreases) to reserves:

Year Ended December 31, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$62	$(8)	$—	$54
Homeowners	—	9	—	9
Professional liability	(36)	—	—	(36)
Package business	28	—	—	28
General liability	8	—	—	8
Bond	(2)	—	—	(2)
Commercial property	(6)	—	—	(6)
Net asbestos reserves	—	—	146	146
Net environmental reserves	—	—	55	55
Workers’ compensation	(37)	—	—	(37)
Workers’ compensation discount accretion	29	—	—	29
Catastrophes	—	(18)	—	(18)
Other reserve re-estimates, net	7	(4)	17	20
Total prior accident year development	$53	$(21)	$218	$250
During 2015, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:

•	Increased reserves in commercial auto liability due to increased severity of large claims predominantly for accident years 2010 to 2013.

•
Decreased reserves in professional liability for claims made years 2009 through 2012 primarily for large accounts. Claim costs have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•	Increased reserves in Small Commercial package business driven by higher than expected severity on liability claims, impacting recent accident years.

•
Decreased reserves in workers' compensation due to an improvement in claim closure rates resulting in a decrease in outstanding claims for permanently disabled claimants. In addition, accident years 2013 and 2014 continue to exhibit favorable frequency and medical severity trends; management has been placing additional weight on this favorable experience as it becomes more credible.

•	Decreased catastrophe reserves primarily for accident year 2014 as fourth quarter 2014 catastrophes have developed favorably.

•
Within Other reserve re-estimates, net, decreased contract surety reserves across several accident years and decreased commercial surety reserves for accident years 2012 through 2014 as a result of lower emerged losses. These reserve decreases were offset by an increase in commercial surety reserves related to accident years 2007 and prior, as the number of new claims reported has outpaced expectations.

•	Refer to the Property & Casualty Other Operations sections for discussion of the increase in net asbestos reserves, net environmental reserves and other reserve re-estimates, net.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Year Ended December 31, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,293	$1,864	$3,547	$21,704
Reinsurance and other recoverables	2,442	13	573	3,028
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,851	1,851	2,974	18,676
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,733	2,498	—	6,231
Current accident year catastrophes [3]	109	232	—	341
Prior accident year development	13	(46)	261	228
Total provision for unpaid losses and loss adjustment expenses	3,855	2,684	261	6,800
Less: payments	3,665	2,679	367	6,711
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,041	1,856	2,868	18,765
Reinsurance and other recoverables	2,464	18	559	3,041
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,505	$1,874	$3,427	$21,806
Earned premiums	$6,289	$3,806
Loss and loss expense paid ratio [1]	58.3	70.4
Loss and loss expense incurred ratio	61.3	70.5
Prior accident year development (pts) [2]	0.2	(1.2)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Year Ended December 31, 2014
Category	Commercial Lines	Personal Lines	Total Property and Casualty Insurance
Wind and hail [1]	$45	$196	$241
Winter storms [1]	54	19	73
Other [2]	10	17	27
Total	$109	$232	$341
[1] Amounts represent an aggregation of multiple catastrophes.
[2] Includes tornadoes, earthquakes and flooding.

Prior accident year development recorded in 2014
Included within prior accident year development were the following increases (decreases) to reserves:

Year Ended December 31, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$23	$2	$—	$25
Homeowners	—	(7)	—	(7)
Professional liability	(17)	—	—	(17)
Package business	3	—	—	3
General liability	(25)	—	—	(25)
Bond	8	—	—	8
Commercial property	2	—	—	2
Net asbestos reserves	—	—	212	212
Net environmental reserves	—	—	30	30
Workers’ compensation	(7)	—	—	(7)
Workers’ compensation discount accretion	30	—	—	30
Catastrophes	(14)	(31)	—	(45)
Other reserve re-estimates, net	10	(10)	19	19
Total prior accident year development	$13	$(46)	$261	$228
During 2014, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:

•	Increased reserves in commercial auto liability due to an increased frequency of severe claims spread across several accident years.

•	Homeowners reserves emerged favorably for accident year 2013, primarily related to favorable development on fire and water-related claims.

•	Decreased professional liability reserves for accident years 2013, 2012 and 2010 due to lower frequency of reported claims.

•	Decreased general liability reserves due to lower frequency in late emerging claims.

•	Bond reserves emerged favorably for accident years 2008 to 2013, offset by adverse emergence on reserves for accident years 2007 and prior.

•	Decreased catastrophe reserves primarily for accident year 2013, as fourth quarter 2013 catastrophes have developed favorably.

•	Decreased workers' compensation reserves for recent accident years due to improved frequency and lower estimated claim handling costs.

•	Refer to the Property & Casualty Other Operations Claims section for discussion of the increase in net asbestos reserves, net environmental reserves and other reserve re-estimates, net.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Year Ended December 31, 2013
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Reinsurance and other recoverables	2,365	16	646	3,027
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,897	2,412	—	6,309
Current accident year catastrophes [3]	105	207	—	312
Prior accident year development	83	(39)	148	192
Total provision for unpaid losses and loss adjustment expenses	4,085	2,580	148	6,813
Less: payments	3,889	2,639	298	6,826
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,851	1,851	2,974	18,676
Reinsurance and other recoverables	2,442	13	573	3,028
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,293	$1,864	$3,547	$21,704
Earned premiums	$6,203	$3,660
Loss and loss expense paid ratio [1]	62.7	72.1
Loss and loss expense incurred ratio	65.9	70.5
Prior accident year development (pts) [2]	1.3	(1.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Year Ended December 31, 2013
Category	Commercial Lines	Personal Lines	Total Property and Casualty Insurance
Wind and hail [1]	$65	$103	$168
Tornadoes [1]	27	63	90
Other [2]	13	41	54
Total	$105	$207	$312
[1] Amounts represent an aggregation of multiple catastrophes.
[2] Includes wildfire, winter storms and flooding.

Prior accident years development recorded in 2013
Included within prior accident year development were the following increases (decreases) in reserves:

Year Ended December 31, 2013
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$141	$3	$—	$144
Homeowners	—	(6)	—	(6)
Professional liability	(29)	—	—	(29)
Package business	2	—	—	2
General liability	(75)	—	—	(75)
Bond	(8)	—	—	(8)
Commercial property	(7)	—	—	(7)
Net asbestos reserves	—	—	130	130
Net environmental reserves	—	—	12	12
Uncollectible reinsurance	(25)	—	—	(25)
Workers’ compensation	(2)	—	—	(2)
Workers’ compensation - NY 25a Fund for Reopened Cases	80	—	—	80
Workers’ compensation discount accretion	30	—	—	30
Catastrophes	(24)	(39)	—	(63)
Other reserve re-estimates, net	—	3	6	9
Total prior accident year development	$83	$(39)	$148	$192
During 2013, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Increased commercial auto liability reserves, primarily related to specialty lines claims, arising from a higher frequency of large loss bodily injury claims in accident years 2010 through 2012.

•	Decreased professional liability reserves for accident years 2008 through 2012 due to lower than expected claim severity, primarily for large-sized accounts.

•
Decreased general liability reserves for accident years 2006 through 2011. The emergence of claim severity as well as the frequency of late reported claims for these years was lower than expected and management has placed more weight on the emerged experience.

•	The Company reviewed the allowance for uncollectible reinsurance in the second quarter of 2013 and decreased the allowance as a result of favorable collections compared to expectations.

•
The decrease in workers’ compensation reserves is the net of decreases for accident year 2009 and prior reflecting favorable development in average severity, the result of a speed up in settlements and the result of moving to an enhanced state-level analysis of loss experience, offset by unfavorable development of workers’ compensation reserves for accident years 2010 through 2012 reflecting the emergence of a higher mix of more severe claims.

•
Increased reserves related to the closing of the New York Section 25A Fund for Reopened Cases (the "Fund"). These claims were previously funded through assessments and paid by the Fund. The claims became payable by the Company effective January 1, 2014.

•	Decreased catastrophe reserves primarily related to Storm Sandy.

•
Other reserve re-estimates, net includes an $18 recovery related to a class action settlement with American International Group involving prior accident years involuntary workers compensation pool loss and loss adjustment expense.

•	Refer to the Property & Casualty Other Operations Claims section for further discussion of the increase in net asbestos and net environmental reserves.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Property & Casualty Other Operations, categorized by asbestos, environmental and all other claims.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

	Asbestos		Environmental	All Other [1] [2]	Total
2015
Beginning liability — net [3] [4]	$1,710		$241	$952	$2,903
Losses and loss adjustment expenses incurred	156		58	29	243
Less: Losses and loss adjustment expenses paid	154		52	89	295
Ending liability — net [3] [4]	$1,712	[5]	$247	$892	$2,851
2014
Beginning liability — net [3] [4]	$1,714		$270	$990	$2,974
Losses and loss adjustment expenses incurred	212		30	19	261
Less: Losses and loss adjustment expenses paid	216		59	92	367
Ending liability — net [3] [4]	$1,710		$241	$917	$2,868
2013
Beginning liability — net [3] [4]	$1,776		$290	$1,058	$3,124
Losses and loss adjustment expenses incurred	130		12	6	148
Less: Losses and loss adjustment expenses paid	192		32	74	298
Ending liability — net [3] [4]	$1,714		$270	$990	$2,974

[1]
Hartford Financial Products International ("HFPI") net reserves of $35 as of December 31, 2014, have been prospectively reclassified from Commercial Lines to "All Other" as HFPI does not write new business.

[2]
In addition to various insurance and assumed reinsurance exposures, "All Other” includes unallocated loss adjustment expense reserves. “All Other” also includes the Company’s allowance for uncollectible reinsurance. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement, if any, is reclassified to the appropriate cause of loss including asbestos, environmental or all other.

[3]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $14 and $9 respectively, as of December 31, 2015, $16 and $6, respectively, as of December 31, 2014, and $18 and $5, respectively, as of December 31, 2013; excludes total net losses and loss adjustment expenses incurred for the years ended December 31, 2015, 2014 and 2013 of $15, $16 and $15, respectively, related to asbestos and environmental claims; and excludes total net losses and loss adjustment expenses paid for the years ended December 31, 2015, 2014 and 2013 of $15, $17 and $14, respectively, related to asbestos and environmental claims.

[4]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,222 and $287, respectively, as of December 31, 2015; $2,193 and $267, respectively, as of December 31, 2014; and $2,182 and $311, respectively, as of December 31, 2013.

[5]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, were $166 and $198, respectively, resulting in a one year net survival ratio of 10.4 and a three year net survival ratio of 8.7. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e., survive) if the future annual claim payments were consistent with the calculated historical average.

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

Assumed insurance exposures are less predictable than direct insurance exposures because the Company does not generally receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information at the reinsurer level and adds to the uncertainty of estimating related reserves.
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
The following table sets forth paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2015
Gross
Direct	$145	$190	$44	$67
Assumed Reinsurance	57	(1)	5	(4)
London Market	17	62	16	18
Total	219	251	65	81
Ceded	(65)	(95)	(13)	(23)
Net	$154	$156	$52	$58
2014
Gross
Direct	$201	$206	$55	$23
Assumed Reinsurance	72	70	12	—
London Market	17	28	6	7
Total	290	304	73	30
Ceded	(74)	(92)	(14)	—
Net	$216	$212	$59	$30
2013
Gross
Direct	$159	$72	$23	$6
Assumed Reinsurance	68	50	4	6
London Market	16	8	6	—
Total	243	130	33	12
Ceded	(51)	—	(1)	—
Net	$192	$130	$32	$12

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the years ended December 31, 2015, 2014 and 2013 includes $16, $19 and $15, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the years ended December 31, 2015, 2014 and 2013 includes $16, $21 and $14, respectively, related to asbestos and environmental claims.

In the fourth quarters of 2015, 2014 and 2013, the Company completed evaluations of certain of its non-asbestos and non-environmental reserves in Property & Casualty Other Operations, including its assumed reinsurance liabilities. In 2015 and 2014, the Company's prior year development was impacted by unfavorable frequency of international workers' compensation claims. The Company's prior year development on these reserves was immaterial in 2013.
During the second quarters of 2015, 2014 and 2013, the Company completed its annual ground-up asbestos reserve evaluations. As part of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. During 2015, the Company found a substantial majority of direct accounts have trended as expected, and the Company has seen no material changes in the underlying legal environment during the past year. However, a small percentage of the Company’s direct accounts have experienced greater than expected claim filings, including mesothelioma claims. This was driven by a subset of peripheral defendants with a high concentration of filings in specific, adverse jurisdictions. As a result, the aggregate indemnity and defense costs have not declined as expected. To a lesser degree, the Company also saw unfavorable development on certain assumed reinsurance accounts, driven by various account-specific factors, including filing activity experienced by the direct accounts. Based on this evaluation, the Company increased its net asbestos reserves by $146 in second quarter 2015. During 2014, the Company found estimates for certain direct accounts increased, principally due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven by a variety of account-specific factors, including those experienced by the direct policyholders. Based on this evaluation, the Company increased its net asbestos reserves by $212 in second quarter 2014. During 2013, the Company found estimates for individual cases changed based upon the particular circumstances in such accounts. These cases were case specific and not as a result of any underlying change in current environment. The Company experienced moderate increases in claim frequency and severity as well as expense and costs associated with litigating asbestos coverage matters, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. Based on this evaluation, the Company increased its net asbestos reserves by $130 in second quarter 2013. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
During the second quarters of 2015, 2014 and 2013, the Company completed its annual ground-up environmental reserve evaluations. In each of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. During 2015, the substantial majority of the Company's environmental exposures trended as expected, however the Company found loss and expense estimates for certain individual account exposures increased based upon an increase in clean-up costs, including at a handful of Superfund sites. In addition, new claim severity has deteriorated, although frequency continues to decline as expected. During 2014 and 2013, the Company found estimates for certain individual account exposures increased based upon unfavorable litigation results and increased clean-up and expense costs. The net effect of these account-specific changes as well as quarterly actuarial evaluations of new account emergence and historical loss and expense paid experience resulted in increases of $58, $30 and $12 in net environmental reserves in 2015, 2014 and 2013, respectively. The Company currently expects to continue to perform an evaluation of its environmental liabilities annually.
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

•
Non-Major Accounts are all other open direct asbestos accounts and largely represent smaller and more peripheral defendants. These exposures represented 1,132 accounts and contained approximately 46% of the Company's total Direct gross asbestos reserves as of June 30, 2015.

•
Unallocated Direct Accounts includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.

The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company currently expects to perform its regular comprehensive review of Property & Casualty Other Operations reinsurance recoverables annually. During the second quarters of 2015, 2014 and 2013, the Company completed its annual evaluations of the collectability of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and recent developments in commutation activity between reinsurers and cedants. The evaluation in the second quarters of 2015, 2014, and 2013 resulted in no material adjustments to the allowance for uncollectible reinsurance. As of December 31, 2015, 2014, and 2013, the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $220, $225, and $202. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
A summary of asbestos and environmental reserves in Ongoing Operations and Other Operations is presented in the following table.
Summary of A&E Reserves
As of December 31, 2015

	Asbestos [1]	Environmental [2]	Total A&E
Gross
Direct	$1,681	$222	$1,903
Assumed Reinsurance	234	14	248
London Market	307	51	358
Total	2,222	287	2,509
Ceded	(496)	(31)	(527)
Net	$1,726	$256	$1,982

[1]
The one year gross paid amount for total asbestos claims is $231, resulting in a one year gross survival ratio of 9.6. The three year average gross paid amount for total asbestos claims is $263, resulting in a three year gross survival ratio of 8.5.

[2]
The one year gross paid amount for total environmental claims is $68, resulting in a one year gross survival ratio of 4.2. The three year average gross paid amount for total environmental claims is $64, resulting in a three year gross survival ratio of 4.5.

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

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2015	(3.1)% - 1.0%	(6.9)% - (0.2)%	1.9% - 9.3%	(1.2)% - 2.0%

[1]	Excluding the reserve increases for asbestos and environmental reserves, over the past ten years reserve re-estimates for total property and casualty insurance ranged from (2.5)% to 0.3%.
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
A table depicting the historical development of the liabilities for unpaid losses and loss adjustment expenses, net of reinsurance, follows:
Loss Development Table
Loss And Loss Adjustment Expense Liability Development — Net of Reinsurance
Years Ended December 31,

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	$16,863	$17,604	$18,231	$18,347	$18,210	$17,948	$18,517	$18,689	$18,676	$18,765	$18,943
Cumulative paid losses and loss expenses
One year later	3,702	3,727	3,703	3,771	3,882	4,037	4,216	4,274	4,072	4,066
Two years later	6,122	5,980	5,980	6,273	6,401	6,664	6,897	7,019	6,801	—
Three years later	7,755	7,544	7,752	8,074	8,241	8,503	8,875	9,015	—	—
Four years later	8,889	8,833	9,048	9,411	9,538	9,928	10,329	—	—	—
Five years later	9,903	9,778	10,061	10,395	10,649	11,015	—	—	—	—
Six years later	10,674	10,564	10,845	11,303	11,534	—	—	—	—	—
Seven years later	11,334	11,216	11,612	12,072	—	—	—	—	—	—
Eight years later	11,895	11,883	12,270	—	—	—	—	—	—	—
Nine years later	12,493	12,487	—	—	—	—	—	—	—	—
Ten years later	13,044	—	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	17,159	17,652	18,005	18,161	18,014	18,315	18,513	18,881	18,904	19,015
Two years later	17,347	17,475	17,858	18,004	18,136	18,275	18,686	19,207	19,170	—
Three years later	17,318	17,441	17,700	18,139	18,093	18,299	19,013	19,515	—	—
Four years later	17,497	17,439	17,866	18,120	18,056	18,629	19,375	—	—	—
Five years later	17,613	17,676	17,848	18,092	18,408	18,980	—	—	—	—
Six years later	17,895	17,673	17,857	18,437	18,742	—	—	—	—	—
Seven years later	17,899	17,749	18,215	18,764	—	—	—	—	—	—
Eight years later	18,045	18,097	18,499	—	—	—	—	—	—	—
Nine years later	18,390	18,372	—	—	—	—	—	—	—	—
Ten years later	18,640	—	—	—	—	—	—	—	—	—
Deficiency (redundancy), net of reinsurance	$1,777	$768	$268	$417	$532	$1,032	$858	$826	$494	$250

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
Loss And Loss Adjustment Expense Liability Development — Gross
Years Ended December 31,

	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net reserve, as initially estimated	$17,604	$18,231	$18,347	$18,210	$17,948	$18,517	$18,689	$18,676	$18,765	$18,943
Reinsurance and other recoverables, as initially estimated	4,387	3,922	3,586	3,441	3,077	3,033	3,027	3,028	3,041	2,882
Gross reserve, as initially estimated	$21,991	$22,153	$21,933	$21,651	$21,025	$21,550	$21,716	$21,704	$21,806	$21,825
Net re-estimated reserve	$18,372	$18,499	$18,764	$18,742	$18,980	$19,375	$19,515	$19,170	$19,015
Re-estimated reinsurance and other recoverables	4,890	4,611	4,292	3,891	3,544	3,466	3,271	3,210	3,181
Gross re-estimated reserve	$23,262	$23,110	$23,056	$22,633	$22,524	$22,841	$22,786	$22,380	$22,196
Gross deficiency (redundancy)	$1,271	$957	$1,123	$982	$1,499	$1,291	$1,070	$676	$390
The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2015. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2015 for the indicated accident year(s).
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total
By Accident Year
2005 & Prior	$296	$188	$(29)	$179	$116	$282	$4	$145	$346	$250	$1,777
2006	—	(140)	(148)	(213)	(118)	(45)	(7)	(69)	2	25	(713)
2007	—	—	(49)	(113)	(156)	(71)	(15)	(67)	10	9	(452)
2008	—	—	—	(39)	1	(31)	(1)	(37)	(13)	43	(77)
2009	—	—	—	—	(39)	(13)	(24)	(8)	7	7	(70)
2010	—	—	—	—	—	245	3	61	(22)	16	303
2011	—	—	—	—	—	—	36	148	(4)	12	192
2012	—	—	—	—	—	—	—	19	—	(55)	(36)
2013	—	—	—	—	—	—	—	—	(98)	(43)	(141)
2014	—	—	—	—	—	—	—	—	—	(14)	(14)
Total increase (decrease)	$296	$48	$(226)	$(186)	$(196)	$367	$(4)	$192	$228	$250	$769

Reserve changes for accident years 2005 and Prior
The largest impacts of net reserve re-estimates are shown in the “2005 & Prior” accident years. The net reserve re-estimates are driven, in part, by increased reserves for asbestos, environmental, assumed casualty reinsurance, workers’ compensation and general liability claims. Numerous actuarial assumptions on assumed casualty reinsurance turned out to be low, including loss cost trends, particularly on excess of loss business, and the impact of deteriorating terms and conditions.
The net reserve re-estimates in 2006 were largely attributable to decreases in the reinsurance recoverable asset associated with older, long-term casualty liabilities, and unexpected unfavorable development on mature claims in both general liability and workers’ compensation. In contrast, catastrophe reserves related to the 2004 and 2005 hurricanes developed favorably in 2006.
In 2007, the Company refined its processes for allocating incurred but not reported (“IBNR”) reserves by accident year, resulting in a reclassification of $347 of IBNR reserves from the 2003 to 2006 accident years to the 2002 and prior accident years. This reclassification of reserves by accident year had no effect on total recorded reserves within any segment or on total recorded reserves for any line of business within a segment.
The reserve re-estimates in 2009, 2010, 2011, 2013, 2014 and 2015 were largely driven by increases in asbestos and environmental reserves, resulting from the Company’s annual evaluations of these liabilities. These reserve evaluations reflect deterioration in the litigation environment surrounding asbestos and environmental liabilities during this period.
Reserve changes for accident years 2006 through 2009
During 2007 and 2008, the Company recognized favorable re-estimates of both loss and allocated loss adjustment expenses for the 2006 and 2007 accident years on workers’ compensation claims, driven, in part, by state regulatory reforms in California and Florida, underwriting actions, and expense reduction initiatives that had a greater impact in controlling costs than originally estimated.
Even after considering the reclassification of IBNR reserves, accident years 2006 and 2007 show favorable reserve development in 2007 through 2011. A portion of the favorable reserve development comes from short-tail lines of business, where results emerge quickly.
Unfavorable reserve re-estimates in 2015 for accident years 2006 and 2008 are primarily related to elevated workers' compensation loss emergence. Accident year 2008 was also unfavorably impacted in 2015 by an increase in general liability reserves.
In 2007, the Company decreased reserves for accident year 2006 package business claims as reported losses emerged favorably to previous expectations. In 2007 through 2009, the Company decreased reserves for accident year 2006 general liability claims due to the favorable emergence of losses for high hazard and umbrella general liability claims. Reserves for professional liability claims were decreased in 2008 and 2009 related to the 2006 and 2007 accident years due to a lower estimate of claim severity on both directors’ and officers’ insurance claims and errors and omissions insurance claims. Reserves for Personal Lines auto liability claims were decreased in 2008 due largely to an improvement in emerged claim severity for the 2006 and 2007 accident years.
Modest favorable reserve re-estimates in 2010 through 2013 for accident year 2009 are primarily related to liability lines of business.
Reserve changes for accident years 2010 and 2011
Unfavorable reserve re-estimates in 2011 on accident year 2010 were largely driven by workers' compensation. Loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends. Unfavorable reserve re-estimates in 2013 on accident year 2010 and 2011 were primarily related to workers' compensation and commercial auto liability. Workers' compensation loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends. Unfavorable commercial auto liability reserve re-estimates were driven by higher frequency of large loss bodily injury claims.
Favorable reserve re-estimates in 2014 for accident year 2010 were driven by lower frequency of professional liability reported claims, favorable bond claim emergence and lower frequency of late emerging liability claims.
Modest unfavorable reserve re-estimates in 2015 for accident years 2010 and 2011 were driven by increased reserves in commercial auto liability due to increased severity of large claims.
Reserve changes for accident years 2012 and 2013
Modest unfavorable reserve re-estimates during 2013 for accident year 2012 were primarily related to commercial auto liability driven by higher frequency of large loss loss bodily injury claims offset by reserve releases related to Storm Sandy. Reserves were decreased in 2015 for accident year 2012 due to favorable frequency and medical severity trends for workers' compensation, favorable professional liability claim emergence and lower frequency of late emerging general liability claims, partially offset by increased reserves in commercial auto liability due to increased severity of large claims.

Reserves were decreased in 2014 for accident year 2013 driven by lower estimated claim handling costs for workers' compensation and lower frequency of reported claims for professional liability. Reserves were also decreased in 2014 for accident year 2013 driven by favorable development of fourth quarter catastrophes and favorable emergence of losses for property lines of business. Reserves were decreased in 2015 for accident year 2013 driven by favorable frequency and medical severity trends for workers' compensation and favorable professional liability claim emergence, partially offset by unfavorable reserve re-estimates in commercial auto liability driven by increased severity of large claims.
Reserve changes for accident year 2014
Reserves were decreased in 2015 driven by favorable frequency and medical severity trends for workers' compensation and favorable development of fourth quarter catastrophes, partially offset by increased severity of liability claims on package business.
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of the deferred policy acquisition costs ("DAC") asset and sales inducement assets (“SIA”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life type contracts.
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of December 31,
	2015	2014
DAC [1]	$1,180	$1,200
SIA	$56	$89
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$340	$331

[1]	For additional information on DAC, see Note 7 - Deferred Policy Acquisition Costs of Notes to Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 9 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.

Unlocks
The benefit (charge) to income from continuing operations, net of tax by asset and liability as a result of the Unlocks is as follows:

	Talcott Resolution
	For the years ended December 31,
	2015	2014	2013
DAC	$69	$(136)	$(199)
SIA	(17)	(35)	(20)
URR	—	42	16
Death and Other Insurance Benefit Reserves	28	34	36
Total (before tax)	$80	$(95)	$(167)
Income tax effect	28	(33)	(58)
Total (after-tax)	$52	$(62)	$(109)
The Unlock benefit, after-tax, for the year ended December 31, 2015 was primarily due to assumption changes related to benefit utilization and lower assumed lapse rates, partially offset by a lower assumed general account spread and higher assumed withdrawal rates.
The Unlock charge for the year ended December 31, 2014 was primarily due to lower future estimated gross profits on the fixed annuity block driven by the continued low interest rate environment as well as higher variable annuity unit costs due to higher than expected surrenders, partially offset by actual separate account returns being above our aggregated estimated returns during the period.
The Unlock charge for the year ended December 31, 2013 was primarily due to assumption changes in connection with the annual policyholder behavior assumption study, partially offset by actual separate account returns above our aggregated estimated returns during the period.

For most annuity contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that time frame are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs. Changes in these assumptions and changes to other policyholder behavior assumptions such as resets, partial surrenders, reaction to price increases, and asset allocations cause EGPs to fluctuate, which impacts earnings.
The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term weighted average rate of return is 8.3%.
In the fourth quarter of 2015, the Company completed a comprehensive policyholder behavior assumption study which resulted in a non-market related after-tax benefit of $9 and incorporated the results of that study into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and will revise its policyholder assumptions if credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC and SIA amortization models, as well as the death and other insurance benefit reserving model.
All assumption changes that affect the estimate of future EGPs including the update of current account values, the use of the RTM estimation technique and policyholder behavior assumptions are considered an Unlock in the period of revision. An Unlock adjusts DAC, SIA, and death and other insurance benefit reserve balances in the Consolidated Balance Sheets with an offsetting benefit or charge in the Consolidated Statements of Operations in the period of the revision. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
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
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 40% as of December 31, 2015. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Evaluation of OTTI on Available-for-Sale Securities and Valuation Allowances on Mortgage Loans
The Company has a monitoring process that is overseen by a committee of investment and accounting professionals which identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for AFS securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. For a discussion of impairments recorded, see the Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWBs classified as embedded derivatives are calculated using the income approach based upon internally developed models, because active, observable markets do not exist for those items. The fair value of these GMWBs and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer to or receive from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Oversight of the Company's valuation policies and processes for product and GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company's valuation model as well as associated controls
For further discussion on the impact of fair value changes from living benefits see Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements, and for a discussion on the sensitivities of certain living benefits due to capital market factors see Part II, Item 7, MD&A — Variable Product Guarantee Risks and Risk Management.
Evaluation of Goodwill for Impairment
Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections, assets under management for Mutual Funds, and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of legal entity capital held or economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease, increasing the possibility of impairment.
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments of Group Benefits, Personal Lines and Mutual Funds.
The carrying value of goodwill is $498 as of December 31, 2015 and is comprised of $241 for Mutual Funds, $138 for Group Benefits and $119 for Personal Lines.
The annual goodwill assessment for the Mutual Funds, Group Benefits and Personal Lines reporting units was completed as of October 31, 2015, which resulted in no write-downs of goodwill for the year ended December 31, 2015. All reporting units passed the first step of the annual impairment test with a significant margin. For information regarding the 2014 and 2013 impairment tests see Note 8 -Goodwill of Notes to Consolidated Financial Statements.

Valuation of Investments and Derivative Instruments
Fixed Maturities, AFS; Equity Securities, AFS; Equity Securities, FVO, Fixed Maturities, FVO; Equity Securities, Trading; and Short-term Investments
The fair value of fixed maturities, equity securities, and short-term investments in an active and orderly market (i.e., not distressed or forced liquidation) are determined by management after considering the following pricing sources: quoted prices for identical assets or liabilities, prices from third-party services, independent broker quotations or internal matrix pricing processes. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, any remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using an internal pricing matrix. Typical inputs used by these pricing sources include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds and default rates. Most fixed maturities do not trade daily. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services utilize matrix pricing to derive security prices. Matrix pricing relies on securities' relationships to other benchmark quoted securities, which trade more frequently. Pricing services utilize recently reported trades of identical or similar securities making adjustments through the reporting date based on the preceding outlined available market observable information. If there are no recently reported trades, the third-party pricing services may develop a security price using expected future cash flows based upon collateral performance and discounted at an estimated market rate. Both matrix pricing and discounted cash flow techniques develop prices by factoring in the time value for cash flows and risk, including liquidity and credit.
Included in the pricing of asset-backed-securities ("ABS") and residential mortgage-backed securities ("RMBS") are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based upon the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. For further discussion, see the AFS Securities, Equity Securities, FVO Fixed Maturities, FVO, Equity Securities, Trading, and Short-Term Investments section in Note 4 of Notes to Consolidated Financial Statements.
The Company has analyzed the third-party pricing services' valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of fair value measurement, see Note 4 of Notes to Consolidated Financial Statements.
Derivative Instruments, including Embedded Derivatives within Investments
The fair value of derivative instruments is determined using pricing valuation models for over-the-counter ("OTC") derivatives that utilize market data inputs, quoted market prices for exchanged-traded derivatives and transactions cleared through central clearing houses ("OTC-cleared"), or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2015 and 2014, 96% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge GMWB liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. For further discussion on derivative instrument valuation methodologies, see the Derivative Instruments, including embedded derivatives within the investments section in Note 4 of Notes to Consolidated Financial Statements. For further discussion on GMWB and other guaranteed living benefits valuation methodologies, see the Living Benefits Required to be Fair Valued section in Note 4 of Notes to Consolidated Financial Statements.
Limited Partnerships and Other Alternative Investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company regularly assesses impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. For further discussion of fair value measurement, see Note 4 of Notes to Consolidated Financial Statements. In addition, certain limited partnerships and other alternative investments are accounted for under the equity method of accounting. For further discussion, see the Investments - Overview section of Note 1 of Notes to the Consolidated Financial Statements.

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2015, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of December 31, 2015 and 2014, the Company has recorded a deferred tax asset valuation allowance of $79 and $181, respectively, relating primarily to U.S. capital loss carryovers. The reduction in the valuation allowance stems primarily from taxable gains on the termination of derivatives during the period. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.
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
The Company has a quarterly monitoring process involving legal and accounting professionals. Legal personnel first identify outstanding corporate litigation and regulatory matters posing a reasonable possibility of loss. These matters are then jointly reviewed by accounting and legal personnel to evaluate the facts and changes since the last review in order to determine if a provision for loss should be recorded or adjusted, the amount that should be recorded, and the appropriate disclosure. The outcomes of certain contingencies currently being evaluated by the Company, which relate to corporate litigation and regulatory matters, are inherently difficult to predict, and the reserves that have been established for the estimated settlement amounts are subject to significant changes. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. In view of the uncertainties regarding the outcome of these matters, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations and liquidity in a particular quarterly or annual period.

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
Assets Under Management
Assets under management (“AUM”) include account values and mutual fund assets. AUM is a measure used by the Company because a significant portion of the Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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
Combined Ratio before Catastrophes and Prior Accident Year Development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S. GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year development for the years ended December 31, 2015, 2014 and 2013 is set forth in MD&A - Commercial Lines and Personal Lines.
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

A reconciliation of net income to core earnings is set forth in the following table:

	For the years ended December 31,
	2015	2014	2013
Net income	$1,682	$798	$176
Less: Unlock benefit (charge), after-tax	52	(62)	(109)
Less: Net realized capital gains (losses), after-tax and DAC, excluded from core earnings [1]	(114)	(20)	121
Less: Restructuring and other costs, after-tax	(13)	(49)	(44)
Less: Pension settlement, after-tax	—	(83)	—
Less: Loss on extinguishment of debt, after-tax	(14)	—	(138)
Less: Net reinsurance gain (loss) on dispositions, after-tax	18	15	(24)
Less: Income tax benefit from reduction in valuation allowance	94	—	—
Less: Income (loss) from discontinued operations, after-tax	9	(551)	(1,049)
Core earnings	$1,650	$1,548	$1,419

[1]
Excludes net realized gain on dispositions of $1.0 billion, after-tax, for the year ended December 31, 2013 relating to the sales of the Retirement Plans and Individual Life businesses which are included in net reinsurance loss on dispositions, after-tax.

Core Earnings Margin
Core earnings margin is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. Core earnings margin is calculated by dividing core earnings by revenues excluding buyouts and realized gains (losses). Net income margin is the most directly comparable U.S. GAAP measure. The Company believes that core earnings margin provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both core earnings margin and net income margin when reviewing performance. A reconciliation of net income margin to core earnings margin for the years ended December 31, 2015, 2014 and 2013 is set forth in the Margin section within MD&A - Group Benefits.
Current Accident Year Loss and Loss Adjustment Expense Ratio before Catastrophes
The current accident year loss and loss adjustment expense ratio before catastrophes is a measure of the cost of non-catastrophe claims incurred in the current accident year divided by earned premiums. Management believes that the current accident year loss and loss adjustment expense ratio before catastrophes is a performance measure that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year development.
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
Fee Income
Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management. These fees are generally collected on a daily basis. Therefore, the growth in assets under management either through positive net flows or net sales, or favorable market performance will have a favorable impact on fee income. Conversely, either negative net flows or net sales, or unfavorable market performance will reduce fee income.
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
Mutual Fund Assets
Mutual fund assets are owned by the shareholders of those funds and not by the Company and therefore are not reflected in the Company’s consolidated financial statements. Mutual fund assets are a measure used by the Company because a significant portion of the Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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
Prior Accident Year Loss and Loss Adjustment Expense Ratio
The prior accident year loss and loss adjustment expense ratio represents the increase (decrease) in the estimated cost of settling catastrophe and non-catastrophe claims incurred in prior accident years as recorded in the current calendar year divided by earned premiums.

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
Return on Assets (“ROA”), Core Earnings
ROA, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA, core earnings is calculated by dividing core earnings by a two-point average AUM. A reconciliation of ROA to ROA, core earnings for the years ended December 31, 2015, 2014 and 2013, is set forth in the ROA section within MD&A - Mutual Funds.
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

COMMERCIAL LINES
Results of Operations

Underwriting Summary	2015	2014	2013
Written premiums	$6,625	$6,381	$6,208
Change in unearned premium reserve	114	92	5
Earned premiums	6,511	6,289	6,203
Losses and loss adjustment expenses
Current accident year before catastrophes	3,712	3,733	3,897
Current accident year catastrophes	121	109	105
Prior accident year development	53	13	83
Total losses and loss adjustment expenses	3,886	3,855	4,085
Amortization of deferred policy acquisition costs	951	919	905
Underwriting expenses	1,178	1,086	1,082
Dividends to policyholders	17	15	16
Underwriting gain	479	414	115
Net servicing income [1]	20	23	21
Net investment income	910	958	984
Net realized capital gains (losses)	(6)	(30)	72
Other expenses	2	(3)	(1)
Income from continuing operations before income taxes	1,405	1,362	1,191
Income tax expense	409	385	320
Income from continuing operations, net of tax	996	977	871
Income (loss) from discontinued operations, net of tax	7	6	(1)
Net income	$1,003	$983	$870

[1]	Includes servicing revenues of $87, $113, and $112 for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 respectively.

Premium Measures [1]	2015	2014	2013
New business premium	$1,121	$1,088	$1,035
Standard commercial lines policy count retention	84%	84%	81%
Standard commercial lines renewal written pricing increase	2%	5%	7%
Standard commercial lines renewal earned pricing increase	4%	7%	8%
Standard commercial lines policies in-force as of end of period (in thousands)	1,325	1,277	1,250

[1]	Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude middle market specialty programs and livestock lines of business.

Underwriting Ratios	2015	2014	2013
Loss and loss adjustment expense ratio
Current accident year before catastrophes	57.0	59.4	62.8
Current accident year catastrophes	1.9	1.7	1.7
Prior accident year development	0.8	0.2	1.3
Total loss and loss adjustment expense ratio	59.7	61.3	65.9
Expense ratio	32.7	31.9	32.0
Policyholder dividend ratio	0.3	0.2	0.3
Combined ratio	92.6	93.4	98.1
Current accident year catastrophes and prior year development	2.7	1.9	3.0
Combined ratio before catastrophes and prior year development	90.0	91.5	95.1

2016 Outlook
The Company expects economic conditions to continue to improve slowly driving a modest increase in exposures, while pricing is anticipated to further moderate. As such, the Company expects low single-digit written premiums growth in 2016 driven by small commercial and middle market where the Company continues to develop comprehensive product solutions, deeper relationships with distribution partners, differentiating customer experiences and enhanced ease of doing business processes and technologies. In specialty lines, the Company expects flat written premium growth as increases in bond and professional liability are expected to be offset by a decline in national accounts. The Company expects the Commercial Lines combined ratio before catastrophes and prior accident year development will be between approximately 89.0 and 91.0 for 2016, compared to 90.0 in 2015, as earned pricing increases are expected to be in-line with long-term loss costs trends.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Overview
Net income increased in 2015, as compared to the prior year period, primarily due to a higher underwriting gain and lower realized capital losses, partially offset by lower net investment income. The increase in underwriting gain was primarily driven by a lower current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by higher underwriting expenses and unfavorable prior accident year development. Underwriting expenses in 2014 included a reduction of $49, before tax, in the Company's estimated liability for NY State Workers' Compensation Board assessments.
Revenues - Earned and Written Premiums
Earned premiums increased in 2015, as compared to the prior year period, reflecting written premium growth over the preceding twelve months.
Written premiums, as compared to prior year period, increased in 2015 in small commercial, middle market and specialty commercial lines. Written premium increased in all small commercial lines of business, particularly in workers’ compensation driven by higher new, renewal and audit premium, as well as in Spectrum package business driven by higher new and renewal premium. Written premium increased in middle market driven primarily by higher new, renewal and audit premium in construction as well as higher new and renewal premium in marine. Written premium increased in specialty commercial primarily as a result of higher retrospective premium on loss sensitive business in national accounts.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses increased in 2015, as compared to the prior year period, reflecting earned premium growth, unfavorable prior accident year development and modestly higher catastrophes.

•
The decrease in the current accident year loss and loss adjustment expense ratio before catastrophes in 2015, as compared to the prior year period, was primarily driven by lower loss and loss adjustment expense ratios in workers' compensation, general liability and financial products, as well as lower non-catastrophe property losses. The decrease in workers compensation was due to earned pricing increases and declining frequency, partially offset by modestly higher severity. Accordingly, the current accident year loss and loss adjustment expense ratio before catastrophes decreased by 2.4 points to 57.0 in 2015 from 59.4 in 2014.

•
Current accident year catastrophe losses totaled $121, before tax, in 2015, compared to $109, before tax, in 2014. Catastrophe losses for both years were primarily due to winter storms and wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident year reserves increased $53, before tax, in 2015, compared to $13, before tax, in 2014. Net reserve increases in 2015 were primarily related to commercial auto liability and package business, as well as workers' compensation discount accretion, partially offset by a decrease in reserves for workers’ compensation and professional liability. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

Underwriting Ratios
The combined ratio, before catastrophes and prior year development, decreased 1.5 points to 90.0 in 2015 from 91.5 in 2014 reflecting improvements in all three business lines within Commercial Lines. The decrease reflected a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes.
Investment Results
Investment income decreased in 2015, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

Income Taxes
The effective tax rates in 2015 and 2014 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.
Year ended December 31, 2014 compared to the year ended December 31, 2013
Overview
Net income, as compared to the prior year period, increased in 2014 primarily due to an improvement in underwriting results, driven by lower current accident year losses and loss adjustment expenses before catastrophes and lower prior accident year development, partially offset by a shift to net realized capital losses in the current year from net realized capital gains in the prior year period. Underwriting expenses, compared to the prior year period, reflect a reduction of $49, before tax, in the Company's estimated liability for NY State Workers' Compensation Board assessments.
Revenues - Earned and Written Premium
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
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses reflect favorable current accident year losses before catastrophes in all lines of business and lower unfavorable prior accident year development.

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

•
Prior accident year development increases of $13, before tax, in 2014, compared to $83, before tax, in 2013. Development in 2014 was primarily due to discount accretion on workers' compensation and an increase related to commercial auto liability, partially offset by a decrease of professional and general liability reserves. Development in 2013 was primarily due to increases related to commercial auto liability and the closing of the New York Section 25A Fund for Reopened Cases, partially offset by a decrease of professional and general liability reserves. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

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

PERSONAL LINES
Results of Operations

Underwriting Summary	2015	2014	2013
Written premiums	$3,918	$3,861	$3,719
Change in unearned premium reserve	45	55	59
Earned premiums	3,873	3,806	3,660
Losses and loss adjustment expenses
Current accident year before catastrophes	2,578	2,498	2,412
Current accident year catastrophes	211	232	207
Prior accident year development	(21)	(46)	(39)
Total losses and loss adjustment expenses	2,768	2,684	2,580
Amortization of DAC	359	348	332
Underwriting expenses	628	604	634
Underwriting gain	118	170	114
Net servicing income [1]	4	3	34
Net investment income	128	129	145
Net realized capital gains (losses)	4	(5)	34
Other income [2]	15	2	2
Income before income taxes	269	299	329
Income tax expense	82	92	100
Net income	$187	$207	$229

[1]	Includes servicing revenues of $163 for year ended December 31, 2013.

[2]	Includes a benefit of $17, before tax, for the year ended December 31, 2015, from the resolution of litigation.

Written Premiums	2015	2014	2013
Product Line
Automobile	$2,721	$2,659	$2,562
Homeowners	1,197	1,202	1,157
Total	$3,918	$3,861	$3,719
Earned Premiums
Product Line
Automobile	$2,671	$2,613	$2,522
Homeowners	1,202	1,193	1,138
Total	$3,873	$3,806	$3,660

Premium Measures	2015	2014	2013
Policies in-force end of period (in thousands)
Automobile	2,062	2,049	2,019
Homeowners	1,272	1,309	1,319
New business written premium
Automobile	$422	$415	$374
Homeowners	$110	$130	$131
Policy count retention
Automobile	84%	85%	86%
Homeowners	85%	86%	87%
Renewal written pricing increase
Automobile	6%	5%	5%
Homeowners	8%	8%	7%
Renewal earned pricing increase
Automobile	6%	5%	5%
Homeowners	8%	8%	6%

Underwriting Ratios	2015	2014	2013
Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.6	65.6	65.9
Current accident year catastrophes	5.4	6.1	5.7
Prior accident year development	(0.5)	(1.2)	(1.1)
Total loss and loss adjustment expense ratio	71.5	70.5	70.5
Expense ratio	25.5	25.0	26.4
Combined ratio	97.0	95.5	96.9
Current accident year catastrophes and prior year development	4.9	4.9	4.6
Combined ratio before catastrophes and prior year development	92.0	90.6	92.3

Product Combined Ratios	2015	2014	2013
Automobile
Combined ratio	99.4	98.4	99.0
Combined ratio before catastrophes and prior year development	99.0	97.1	98.4
Homeowners
Combined ratio	92.1	90.0	90.7
Combined ratio before catastrophes and prior year development	76.8	76.4	77.5
2016 Outlook
The Company expects written premium growth to decrease slightly in 2016 driven by AARP Agency and Agency Other, partially offset by growth in AARP Direct. The Company expects the combined ratio before catastrophes and prior accident year development will be between approximately 90.0 and 92.0 for 2016 compared to 92.0 in 2015 primarily due to an improvement in the current accident year loss and loss adjustment expense ratio before catastrophes. For auto, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to decrease in 2016, driven by earned pricing increases and the expected benefit of underwriting and claims initiatives partially offset by moderate average claim trends, though subject to uncertainty given the increase in auto claim frequency experienced in the last half of 2015. For homeowners, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to decrease slightly in 2016, driven by earned pricing increases partially offset by increased average claim severity.

Year ended December 31, 2015 compared to the year ended December 31, 2014
Overview
Net income decreased in 2015, as compared to the prior year period, primarily due to a lower underwriting gain driven by deterioration in the current accident year loss and loss adjustment expense ratio before catastrophes and lower favorable prior accident year development, partially offset by a decrease in current accident year catastrophes.
Revenues - Earned and Written Premiums
Earned and written premiums increased in 2015, as compared to the prior year period, primarily due to renewal written and earned pricing increases. Policy count retention for both auto and homeowners was lower in 2015, as compared to the prior year, driven in part by renewal written pricing increases and planned underwriting initiatives.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses increased in 2015, as compared to the prior year period, primarily due to higher current accident year before catastrophe losses and lower favorable prior accident year development partially offset by lower current accident year catastrophe losses.

•
Current accident year losses and loss adjustment expenses before catastrophes increased in 2015 compared to 2014 as a result of the effect of increases in earned premiums, and increases in auto liability and auto physical damage loss costs, as well as higher homeowners water and fire-related claims, which were partially offset by lower homeowners weather-related claims. The current accident year loss and loss adjustment expense ratio before catastrophes of 66.6 in 2015 increased 1.0 points from from 65.6 in 2014.

•
Current accident year catastrophe losses of $211, before tax, decreased in 2015 compared to $232, before tax, in 2014. Catastrophe losses in 2015 were primarily due to wildfires in California and multiple events (wind and hail primarily) across various U.S. geographic regions. Catastrophe losses in 2014 were primarily due to multiple thunderstorm and winter storm events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Favorable prior accident year development of $21, before tax, decreased in 2015 compared to $46, before tax, in 2014. Net reserve decreases for 2015 were primarily related to accident year 2014 catastrophes. Net reserve decreases for 2014 were primarily related to prior accident year catastrophes, as well as prior accident year homeowners and extra contractual liability reserves. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

Underwriting Ratios
The combined ratio, before current accident year catastrophes and prior year development, increased 1.4 points to 92.0 in 2015 from 90.6 in 2014 reflecting an increase in the current accident year before catastrophes loss and loss adjustment expense ratio due to higher automobile loss costs and increased non-weather losses in homeowners.
Investment Results
Investment income increased in 2015, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
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
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses reflect an increase in current accident year loss and loss adjustment expenses before catastrophes and higher current accident year catastrophes, partially offset by higher favorable prior accident year development.

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

•
Prior accident year reserve decreases of $46, before tax, in 2014 compared to $39, before tax, in 2013. Net reserve decrease in 2014 was primarily related to prior accident year catastrophes, as well as prior accident year homeowners and extra contractual liability reserves. Net reserve decrease in 2013 was primarily related to Storm Sandy. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

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

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations

Underwriting Summary	2015	2014	2013
Written premiums	$35	$2	$2
Change in unearned premium reserve	3	1	1
Earned premiums	32	1	1
Losses and loss adjustment expenses
Current accident year	25	—	—
Prior accident year development	218	261	148
Total losses and loss adjustment expenses	243	261	148
Underwriting expenses	32	37	29
Underwriting loss	(243)	(297)	(176)
Net servicing expense	—	—	(1)
Net investment income	133	129	141
Net realized capital gains	3	3	12
Other income	7	6	2
Loss before income taxes	(100)	(159)	(22)
Income tax benefit	(47)	(51)	(20)
Net loss	$(53)	$(108)	$(2)
Year ended December 31, 2015 compared to the year ended December 31, 2014
Net loss, as compared to the prior year period, decreased in 2015 primarily due to lower unfavorable net asbestos and environmental reserve development associated with the Company's annual ground-up reserve evaluations. Additionally, in connection with the assumption of previously reinsured business, the Company recognized written premiums of $31 partially offset by current accident year losses of $25 in 2015 upon consolidation of certain P&C run-off entities in the United Kingdom.
Total losses and loss adjustment expenses in 2015 and 2014 include prior accident year development, as a result of the annual ground-up reserve evaluations, of $146 and $212, before tax, respectively, related to asbestos reserves and $52 and $27, respectively, related to environmental reserves. Reserve increases in 2015 were primarily related to an increase in reserves for asbestos and environmental claims due to greater than expected asbestos claim filings, including mesothelioma claims, from a small percentage of the Company's direct accounts and an increase in estimated environmental cleanup costs, including at certain Superfund sites.
Year ended December 31, 2014 compared to the year ended December 31, 2013
Net loss, as compared to the prior year period, increased in 2014 primarily due to higher unfavorable net asbestos and environmental reserve development. As part of its annual ground-up asbestos and environmental reserve evaluations in 2014, the Company increased the associated reserves by $212 and $27, before tax, respectively. Reserve increases in 2014 were primarily due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. In 2013, the Company increased its net asbestos and environmental reserves by $130 and $10, before tax, respectively.
The effective tax rates in 2015, 2014 and 2013 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
For information on net asbestos and environmental reserves, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

GROUP BENEFITS
Results of Operations

Operating Summary	2015	2014	2013
Premiums and other considerations [1]	$3,136	$3,095	$3,330
Net investment income	371	374	390
Net realized capital gains (losses)	(11)	15	50
Total revenues	3,496	3,484	3,770
Benefits, losses and loss adjustment expenses	2,427	2,362	2,518
Amortization of deferred policy acquisition costs	31	32	33
Insurance operating costs and other expenses	788	836	964
Total benefits, losses and expenses	3,246	3,230	3,515
Income before income taxes	250	254	255
Income tax expense	63	63	63
Net income [1]	$187	$191	$192

[1]
Group Benefits has a block of Association - Financial Institution business that is subject to a profit sharing arrangement with third parties which was terminated on December 31,2014. The Association - Financial Institutions business represented $72 and $277 of premiums and other considerations, and $1 and $1 of net income in 2014 and 2013, respectively.

Premiums and other considerations	2015	2014	2013
Fully insured — ongoing premiums	$3,068	$3,014	$3,272
Buyout premiums	1	20	1
Fee income	67	61	57
Total premiums and other considerations	3,136	3,095	3,330
Fully insured ongoing sales, excluding buyouts	$467	$326	$393

Ratios, excluding buyouts	2015	2014	2013
Group disability loss ratio	81.6%	83.5%	84.0%
Group life loss ratio	74.7%	70.5%	69.5%
Total loss ratio	77.4%	76.2%	75.6%
Expense ratio	26.1%	28.2%	29.9%
Selected ratios excluding Association - Financial Institutions
Group life loss ratio, excluding Association - Financial Institutions	74.7%	72.8%	76.2%
Total loss ratio, excluding Association - Financial Institutions	77.4%	77.4%	79.3%
Expense ratio, excluding Association - Financial Institutions	26.1%	27.2%	26.8%

Margin	2015	2014	2013
Net income	5.4%	5.5%	5.1%
Effect of net realized gains/(losses), net of tax on after-tax margin	(0.2)%	0.3%	0.8%
Core earnings	5.6%	5.2%	4.3%
2016 Outlook
The Company expects premiums to increase for 2016 due primarily to continued strong book persistency. The Company expects Group Benefits' disability and life results to improve as a result of continued pricing actions, improved disability severity, and favorable life mortality compared to 2015. In addition, the Company expects the expense ratio to improve due to the continued focus on expense management. The Company expects Group Benefits' core earnings margin will be between approximately 5.5% and 6.0% for 2016 as compared to 5.6% in 2015.

Year ended December 31, 2015 compared to the year ended December 31, 2014
Net income decreased in 2015, as compared to the prior year period, primarily due to higher benefits, losses and loss adjustment expenses, higher net realized capital losses and lower net investment income partially offset by higher premiums and other considerations and lower insurance operating costs and other expenses.
Premiums and other considerations increased in 2015, as compared to the prior year period, due primarily to increased sales and improved persistency and pricing, partially offset by management actions related to the Association - Financial Institutions block of business. Excluding the Association - Financial Institutions block of business, fully insured ongoing premiums increased 4% in 2015. Insurance operating costs and other expenses decreased in 2015, compared to the prior year period, due primarily to lower profit sharing expense related to the Association - Financial Institutions block of business.
Fully insured ongoing sales, excluding buyouts increased 43% in 2015, as compared to prior year period, primarily due to an increase in large case accounts.
The total loss ratio increased by 1.2 points in 2015, as compared to the prior year period due to a higher group life loss ratio and the impact of Association - Financial Institutions business in 2014, partially offset by a lower disability loss ratio. Excluding the Association - Financial Institutions block of business, the total loss ratio was flat to prior year. Excluding the Association - Financial Institutions block of business, the life loss ratio increased 1.9 points due to favorable changes in reserve assumptions in 2014 and less favorable severity in the current year. The disability loss ratio improved 1.9 points due to changes in long term disability reserve assumptions for claim recoveries which favorably impacted the disability loss ratio by 1.2 points, as well as improved incidence and pricing partially offset by unfavorable long term disability claim severity.
The expense ratio improved 2.1 points in 2015, compared to the prior year period, primarily due to lower profit sharing expense related to the Association - Financial Institutions block of business. Excluding the Association - Financial Institutions block of business, the expense ratio improved 1.1 points reflecting premium growth and lower expenses.
Investment income and net realized capital gains decreased in 2015, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).
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
Core earnings margin improved 0.9 points in 2014, compared to the prior year period. The improvement was primarily due to the improved loss ratio excluding the Association - Financial Institutions block of business.
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

MUTUAL FUNDS
Results of Operations

Operating Summary	2015	2014	2013
Fee income and other revenue	$723	$723	$668
Net investment income	1	—	—
Total revenues	724	723	668
Amortization of DAC	22	28	39
Insurance operating costs and other expenses	568	559	511
Total benefits, losses and expenses	590	587	550
Income before income taxes	134	136	118
Income tax expense	48	49	42
Net income	$86	$87	$76

Average Total Mutual Funds segment AUM	$92,791	$95,177	$92,191
Return on Assets ("ROA")	9.3	9.1	8.2
Effect of restructuring, net of tax	—	(0.5)	(0.2)
Effect of net realized gains, net of tax and DAC	—	—	(0.1)
ROA, core earnings	9.3	9.6	8.5

Mutual Funds segment AUM
Mutual Fund AUM - beginning of period	$73,035	$70,918	$61,611
Sales	17,527	15,249	15,172
Redemptions [1]	(16,036)	(16,636)	(19,696)
Net flows	1,491	(1,387)	(4,524)
Change in market value and other	(113)	3,504	13,831
Mutual Fund AUM - end of period	$74,413	$73,035	$70,918
Talcott AUM [2]	$17,549	$20,584	$25,817
Total Mutual Funds segment AUM	$91,962	$93,619	$96,735

Mutual Fund AUM by Asset Class
Equity	$47,369	$45,221	$42,426
Fixed Income	12,625	14,046	14,632
Multi-Strategy Investments [3]	14,419	13,768	13,860
Mutual Fund AUM	$74,413	$73,035	$70,918

[1]
The year ended December 31, 2014 includes a planned asset transfer of $0.7 billion to the HIMCO Variable Insurance Trust (“HVIT”) which supports legacy retirement mutual funds and runoff mutual funds (see footnote [2]). HVIT's invested assets are managed by Hartford Investment Management Company, a wholly-owned subsidiary of the Company.

[2]
Talcott AUM consist of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products. The year ended December 31, 2014 includes a planned asset transfer of $2.0 billion to HVIT.

[3]	Includes balanced, allocation, target date and alternative investment products.
2016 Outlook
The primary objective of the Mutual Funds segment is to grow total assets under management and core earnings. Strong fund performance, market appreciation, developing and maintaining client relationships and positive net flows are all factors that can increase assets under management. Assuming average historical increases in market levels off of Mutual Funds December 31, 2015 assets under management, the Company expects moderate 2016 earnings growth, driven by improved earnings in the Mutual Funds business, offset by the run-off of the Talcott assets supporting the Company's legacy variable insurance products. A decline in market levels in 2016 would negatively impact earnings.

Year ended December 31, 2015 compared to the year ended December 31, 2014
Net income decreased in 2015, compared to the prior year period which included a one time state tax benefit, primarily due to a combination of lower average AUM and higher spending on marketing initiatives. Total AUM declined reflecting market depreciation and the continued runoff of Talcott AUM. Mutual fund AUM increased by 2% reflecting higher sales and stable redemption.
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

TALCOTT RESOLUTION
Results of Operations

Operating Summary	2015	2014	2013
Earned premiums [1]	$92	$206	$94
Fee income and other [1]	1,041	1,201	1,369
Net investment income	1,470	1,542	1,577
Net realized capital (losses) gains	(161)	26	1,719
Total revenues	2,442	2,975	4,759
Benefits, losses and loss adjustment expenses	1,451	1,643	1,717
Amortization of DAC	139	402	485
Insurance operating costs and other expenses	469	567	645
Reinsurance (gain) loss on disposition in 2014 and 2013, respectively	(28)	(23)	1,505
Total benefits, losses and expenses	2,031	2,589	4,352
Income from continuing operations, before income taxes	411	386	407
Income tax expense (benefit)	(17)	16	(7)
Income from continuing operations	428	370	414
Income (loss) from discontinued operations, net of tax [2]	2	(557)	(1,048)
Net income (loss)	$430	$(187)	$(634)
Assets Under Management (end of period)
Variable annuity account value	$44,245	$52,861	$81,942
Fixed market value adjusted and payout annuities	8,109	8,748	13,203
Institutional annuity account value	15,077	15,636	16,857
Other account value [4]	88,151	91,163	108,133
Total account value [3]	$155,582	$168,408	$219,127
Variable Annuity Account Value [5]
Account value, beginning of period	$52,861	$61,812	$64,824
Net outflows	(7,938)	(11,726)	(14,598)
Change in market value and other	(678)	2,775	11,586
Account value, end of period	$44,245	$52,861	$61,812

[1]	Includes earned premiums, fee income and other related to the Retirement Plans business of $38 and the Individual Life business of $2 for the year ended December 31, 2013.

[2]
Represents the loss from operations and sale of HLIKK in 2014 and 2013, and HLIL in 2013. For additional information, see Note 18 Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements.

[3]	Included in the balance is approximately $(1.0) billion for the year ended December 31, 2013 related to a Talcott Resolution intra-segment funding agreement which eliminates in consolidation.

[4]
Other account value includes $33.2 billion, $14.6 billion, and $40.3 billion as of December 31, 2015, and $36.5 billion, $14.9 billion, $39.8 billion as of December 31, 2014, and $54.7 billion, $14.7 billion, and $38.7 billion as of December 31, 2013, for the Retirement Plans, Individual Life, and Private Placement Life Insurance businesses; respectively. Account values associated with the Retirement Plans, and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance.

[5]	Excludes account value related to the HLIKK business sold on June 30, 2014.

2016 Outlook
The principal goal for Talcott Resolution is to efficiently manage the runoff of the business while honoring the Company's obligations to its contractholders. As a result, the Company expects account values and consequently earnings to decline due to surrenders, policyholder initiatives or transactions with third parties, that will reduce the size of this legacy book of business. Risk-reducing transactions may also cause a reduction in statutory capital and shareholders’ equity.
As the Company's annuity book continues to runoff, earnings are expected to decline.  A key driver to the decline in earnings will be the pace at which customers surrender their contracts.  In 2015, the Company experienced 9.6% variable annuity full surrender rates driven by market appreciation, continued aging of the block and in-force management initiatives.  Contract counts decreased 11% for variable annuities in 2015.  Looking forward, the Company expects variable annuity surrender rates to decline in 2016, as 2015 included the effect of in-force management initiatives that accelerated surrenders, likely resulting in lower surrender rates going forward.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Net income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 increased primarily due to lower DAC amortization driven by a favorable unlock in 2015 versus an unfavorable unlock in 2014, lower insurance operating costs and other expenses, and lower benefits and losses due to the continued runoff of the variable annuity block, partially offset by lower fee income due to the continued runoff of the variable annuity block, lower net investment income due to a decrease in income from limited partnerships and alternative investments and realized capital losses related to the variable annuity hedge program. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses). In addition, the year ended December 31, 2014 included a loss from discontinued operations due to the sale of HLIKK.
Account values for Talcott Resolution decreased to approximately $156 billion at year ended December 31, 2015 from approximately $168 billion at year ended December 31, 2014 primarily due to a reduction in Retirement Plans' account value and net outflows and market value depreciation in variable annuity account value. For the year ended December 31, 2015 variable annuity net outflows decreased by approximately $3.8 billion as compared to the prior year period due to lower outflows from in-force management initiatives.
For the year ended December 31, 2015 the annualized full surrender rate on variable annuities declined to 9.6% compared to 13.5% for the year ended December 31, 2014. This decline was primarily due to lower surrenders from in-force management initiatives as well as in-force management initiatives in prior years accelerated surrenders resulting in lower surrender rates post initiatives.
Contract counts decreased 11% for variable annuities at year ended December 31, 2015 compared to year ended December 31, 2014 primarily due to in-force management initiatives and the continued aging of the block.
The effective tax rates in 2015 and 2014 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. The income tax provision for the year ended December 31, 2015 includes a $36 net reduction in the provision for income taxes primarily related to the release of reserves due to the resolution of uncertain tax positions. For further discussion of income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.
Year ended December 31, 2014 compared to the year ended December 31, 2013
The net loss for the year ended December 31, 2014 decreased compared to the net loss for the year ended December 31, 2013 primarily due to the decrease in the loss from discontinued operations, net of tax, related to the sale of HLIKK. Also contributing to the decrease in net loss were lower amortization of DAC, and lower insurance operating costs and other expenses, including lower costs associated with the enhanced surrender value program, and higher income from limited partnerships and other alternative investments, partially offset by a decline in earned fee income attributable to the continued runoff of the business, and a decline in net investment income excluding that from limited partnerships and other alternative investments.
Account values for Talcott Resolution decreased to approximately $168 billion at year ended December 31, 2014 from approximately $219 billion at year ended December 31, 2013 due primarily to the sale of HLIKK, and net outflows partially offset by market value appreciation in variable annuities. For the year ended December 31, 2014 variable annuity net outflows decreased by approximately $2.9 billion as compared to the prior year period due to lower outflows from in-force management initiatives.
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

CORPORATE
Results of Operations

Operating Summary	2015	2014	2013
Fee income [1]	$8	$10	$12
Net investment income	17	22	27
Net realized capital gains (losses)	15	7	(89)
Total revenues	40	39	(50)
Insurance operating costs and other expenses [1]	53	114	78
Pension settlement	—	128	—
Loss on extinguishment of debt	21	—	213
Reinsurance loss on disposition	—	—	69
Interest expense	357	376	397
Total benefits, losses and expenses	431	618	757
Loss from continuing operations before income taxes	(391)	(579)	(807)
Income tax benefit	(233)	(204)	(252)
Net loss	$(158)	$(375)	$(555)

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.

Year ended December 31, 2015 compared to the year ended December 31, 2014
Net loss, as compared to the prior year period, decreased in 2015 primarily due to an increase in income tax benefit of $94 from the partial reduction of the deferred tax valuation allowance on capital loss carryovers established when the HLIKK annuity business was sold. The reduction in valuation allowance stems primarily from taxable gains on sales of investments during the period. The net loss also decreased due to lower insurance operating costs and interest expense as well as the effect of a pension settlement charge in 2014, partially offset by a loss on extinguishment of debt in second quarter 2015.
Insurance operating costs and other expenses decreased for 2015 largely due to a reduction in restructuring costs. In 2014, insurance operating costs and expenses includes a benefit of $10, before tax, for recoveries for past legal expenses associated with closed litigation. Interest expense declined in 2015 due to a decrease in outstanding debt from debt maturities and the paydown of senior notes. In 2015, $456 of the Company's senior notes matured and $317 of senior notes were redeemed for cash. For additional information regarding debt, see Note 11 - Debt of Notes to Consolidated Financial Statements.
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
The pension settlement charge in 2014 is related to voluntary lump-sum settlements with vested participants in the Company's defined benefit pension plan who had separated from service, but who had not yet commenced annuity benefits. For additional information regarding the pension settlement, see Note 16 - Employee Benefit Plans of Notes to Consolidated Financial Statements.
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
In 2014, $200 of the Company's senior notes matured. For additional information regarding debt, see Note 11 - Debt of Notes to Consolidated Financial Statements.
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

Natural Catastrophe Risk
Natural catastrophe risk is defined as the exposure arising from natural phenomena (e.g., weather, earthquakes, wildfires, etc.) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios. The Company uses both internal and third-party models to estimate the potential loss resulting from various catastrophe events and the potential financial impact those events would have on the Company's financial position and results of operations across the property-casualty, group life, disability, and asset management businesses. For natural catastrophe perils, the Company's modeled loss estimates are derived by averaging 21 modeled loss events representing a 250 year return. The Company generally limits its estimated pre-tax loss as a result of natural catastrophes for property & casualty exposures from a single 250-year event to less than 30% of statutory surplus of the property and casualty insurance subsidiaries prior to reinsurance and to less than 15% of statutory surplus of the property and casualty insurance subsidiaries after reinsurance. While Enterprise Risk Management has a process to track and manage these limits, from time to time the estimated loss to natural catastrophes from a single 250-year event prior to reinsurance may fluctuate above or below these limits due to changes in modeled loss estimates, exposures or statutory surplus.
For the peril of earthquake, the 21 events averaged to determine the modeled loss estimate include events occurring in California as well as the Northeastern, Southeastern, Northwestern, Midwestern, New Madrid and Great Lakes regions of the United States with associated magnitudes ranging from 7.1 to 9.2 on the Moment Magnitude scale. The estimated 250 year pre-tax probable maximum loss from earthquake events is estimated to be $810 before reinsurance and $494 net of reinsurance. For the peril of hurricane, the 21 events averaged to determine the modeled loss estimate include category 1 through 5 events in Florida, as well as Mid Atlantic, Northeastern and Texas region landfalls. The estimated 250 year pre-tax probable maximum losses from hurricane events are estimated to be $1.5 billion and $685, before and after reinsurance, respectively. The loss estimates represent total property losses for hurricane events and property and workers compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates that have a 0.4% likelihood of being exceeded in any single year.
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
Terrorism Risk
The Company defines terrorism risk as the risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”). The Company monitors aggregations of terrorism risk exposure around key landmarks primarily in major metropolitan areas that span the Company's insurance portfolio. ERM limits for terrorism apply to aggregations of risk across property-casualty, group benefits and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario up to $1.7 billion gross of reinsurance and before coverage under TRIPRA. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. While our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below $1.7 billion, currently, all such terrorism exposures are within ERM limits. For a discussion on risks related to terrorist attacks, see the risk factor, "The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, financial condition, results of operations and liquidity."

Pandemic Risk
Pandemic risk is the exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios. Consistent with industry practice, the Company assesses exposure to pandemics by analyzing the potential impact from a variety of pandemic scenarios based on conditions consistent with historical outbreaks of flu-like viruses such as the “Severe” 1918 Spanish Flu, the Asian flu of 1957, the Hong Kong flu of 1968, and the 2009 outbreak of the swine flu. For pandemic risk, the Company generally limits its estimated pre-tax loss from a single 250 year event to less than 10% of total available capital resources. In evaluating these scenarios, the Company assesses the impact on group life policies, short-term and long term disability, annuities, COLI, property & casualty claims, and losses in the investment portfolio associated with market declines in the event of a widespread pandemic. While ERM has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. Currently, the Company's estimated pre-tax loss for pandemic is less than 10% of total available capital resources and is based on a single 250 year event.
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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of January 1, 2016:

Coverage	Effective for the period	% of layer(s) reinsurance	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event [1]	1/1/2016 to 1/1/2017	90%	$850		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2015 to 6/1/2016	90%	$116	[2]	$37
Workers compensation losses arising from a single catastrophe event [3]	7/1/2015 to 7/1/2016	80%	$350		$100

[1]	Certain aspects of our catastrophe treaty have terms that extend beyond the traditional one year term.

[2]
The per occurrence limit on the FHCF treaty is $116 for the 6/1/2015 to 6/1/2016 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in January 2016

[3]	In addition to the limit shown, the workers compensation reinsurance includes a non-catastrophe, industrial accident layer, 80% of a $30 per event limit in excess of a $20 retention.
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

Reinsurance for Terrorism
For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by nuclear, biological, chemical or radiological weapons attacks. As such, the Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through TRIPRA to the end of 2020. On January 12, 2015, the President signed TRIPRA 2015, extending TRIPRA 2007, through the end of 2020. TRIPRA 2015 provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $100 in 2015, and continue to increase to $200 by 2020. Under the program, in any one calendar year, the federal government would pay losses of 85% in 2015, which then continue to decrease 1% annually, starting on January 1st, 2016, down to 80% by the year 2020, from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The Company's estimated deductible under the program is $1.2 billion for 2016. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, a future Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
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
The components of the gross and net reinsurance recoverables are summarized as follows:

	As of December 31,
Reinsurance Recoverables	2015	2014
Paid loss and loss adjustment expenses	$119	$133
Unpaid loss and loss adjustment expenses	2,662	2,868
Gross reinsurance recoverables	2,781	3,001
Less: Allowance for uncollectible reinsurance	(266)	(271)
Net reinsurance recoverables	$2,515	$2,730
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

	As of December 31,
Distribution of Gross Reinsurance Recoverables	2015		2014
Gross reinsurance recoverables	$2,781		$3,001
Less: mandatory (assigned risk) pools and structured settlements	(551)		(567)
Gross reinsurance recoverables excluding mandatory pools and structured settlements	$2,230		$2,434
		% of Total		% of Total
Rated A- (Excellent) or better by A.M. Best [1]	$1,474	66.1%	$1,561	64.1%
Other rated by A.M. Best	4	0.2%	4	0.2%
Total rated companies	1,478	66.3%	1,565	64.3%
Voluntary pools	82	3.7%	92	3.8%
Captives	387	17.3%	488	20.0%
Other not rated companies	283	12.7%	289	11.9%
Total	$2,230	100.0%	$2,434	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2015 and 2014, respectively.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. As indicated in the above table, 66.1% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2015. Due to the inherent uncertainties as to collection and the length of time before such amounts will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
The components of the gross and net reinsurance recoverables are as follows:

	As of December 31,
Reinsurance Recoverables	2015	2014
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	20,674	20,190
Gross reinsurance recoverables	$20,674	$20,190
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,674	$20,190

[1]	No allowance for uncollectible reinsurance is required as of December 31, 2015 and December 31, 2014
As of December 31, 2015, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.8 billion, respectively. As of December 31, 2014 the Company had reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.4 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Mass Mutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of December 31, 2015, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.
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

ORM works closely with the Operational Risk Committee (“ORC”), an enterprise wide governance group comprised of senior leaders from functional areas such as ORM, Operations and Technology, Claims, Legal, Compliance, Finance and Internal Audit. The ORC meets regularly and provides a forum for ensuring the effective identification, assessment, control, ownership, management and reporting of operational risks across the enterprise. Members of the ORC provide periodic risk updates to the ERCC and Audit Committee. Individual committees, such as the Enterprise Privacy and Security Committee, Enterprise Health, Environment and Safety Committee, and the Model Oversight Committees focus on specific operational risk issues.
ORM has various tools and processes for identifying, monitoring, measuring, prioritizing, and reporting operational risks. ORM facilitates the business risk assessment process which is used to identify the top risks in the business and functional areas, evaluate controls to mitigate those risks, and monitor control improvements. ORM also facilitates loss event collection and analysis, scenario analysis, and aggregated reporting of risks. ORM uses a centralized Governance, Risk, and Compliance (GRC) system to support effective and efficient management of operational risk across the Company.
Financial Risk Management
The Company identifies the following categories of financial risk:

•	Liquidity Risk

•	Interest Rate Risk

•	Equity Risk

•	Foreign Currency Exchange Risk

•	Credit Risk
Financial risks include direct and indirect risks to the Company's financial objectives coming from events that impact market conditions or prices. Financial risk also includes exposure to events that may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's general account assets and the liabilities and the guarantees which the company has written over various liability products, particularly its portfolio of variable annuities. The Company assesses its financial risk on a U.S. GAAP, statutory and economic basis. The Hartford has developed a disciplined approach to financial risk management that is well integrated into the Company's underwriting, pricing, hedging, claims, asset and liability management, new product, and capital management processes. Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss. Exposures are actively monitored, and mitigated where appropriate. The Company uses various risk management strategies, including reinsurance and over-the-counter and exchange traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives are utilized to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into synthetic replication transactions.
Liquidity Risk
Liquidity risk is the risk to current or prospective earnings or capital arising from the Company's inability or perceived inability to meet its contractual cash obligations at the legal entity level when they come due over given time horizons without incurring unacceptable costs and without relying on uncommitted funding sources. Liquidity risk includes the inability to manage unplanned increases or accelerations in cash outflows, decreases or changes in funding sources, and changes in market conditions that affect the ability to liquidate assets quickly to meet obligations with minimal loss in value. Components of liquidity risk include funding risk, company specific liquidity risk and market liquidity risk. Funding risk is the gap between sources and uses of cash under normal and stressed conditions taking into consideration structural, regulatory and legal entity constraints. Company specific liquidity risk represents changes in institution-specific conditions that affect the Company's ability to sell assets or otherwise transact business without incurring a significant loss in value. Market liquidity risk represents changes in general market conditions that affect the institution's ability to sell assets or otherwise transact business without incurring a significant loss in value is market liquidity risk.
The Company has defined ongoing monitoring and reporting requirements to assess liquidity across the enterprise under both current and stressed market conditions. The Company measures and manages liquidity risk exposures and funding needs within prescribed limits and across legal entities taking into account legal, regulatory and operational limitations to the transferability of liquidity. The Company also monitors internal and external conditions, and identifies material risk changes and emerging risks that may impact liquidity. The Company's CFO has primary responsibility for liquidity risk.
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
An increase in interest rates from current levels is generally a favorable development for the Company. Interest rate increases are expected to provide additional net investment income, reduce the cost of the variable annuity hedging program, and limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Talcott Resolution products. However, if long-term interest rates rise dramatically within a six to twelve month time period, certain Talcott Resolution businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Talcott Resolution's fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits of previously recognized realized capital losses.
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
The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which may include the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation under various market scenarios of the liabilities and their supporting investment portfolios. Key metrics that the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration, convexity and key rate duration. Duration is the price sensitivity of a financial instrument or series of cash flows to a parallel change in the underlying yield curve used to value the financial instrument or series of cash flows. For example, a duration of 5 means the price of the security will change by approximately 5% for a 100 basis point change in interest rates. Convexity is used to approximate how the duration of a security changes as interest rates change in a parallel manner. Key rate duration analysis measures the price sensitivity of a security or series of cash flows to each point along the yield curve and enables the Company to estimate the price change of a security assuming non-parallel interest rate movements.
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
The Company is also exposed to interest rate risk based upon the sensitivity of the present value of the Company’s pension and other postretirement benefit obligations to changes in liability discount rates. The discount rate assumption is based upon an interest rate yield curve that reflects high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 16 - Employee Benefit Plans of Notes to Consolidated Financial Statements. In addition, management evaluates performance of certain Talcott Resolution products based on net investment spread which is, in part, influenced by changes in interest rates.
The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Variable Product Guarantee Risks and Risk Management section.

Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of fixed maturity investments was $59.7 billion and $59.9 billion at December 31, 2015 and 2014, respectively. The fair value of these and other invested assets fluctuate depending on the interest rate environment and other general economic conditions. The weighted average duration of the portfolio, including fixed maturities, commercial mortgage loans, certain derivatives, and cash equivalents, was approximately 5.5 years and 5.3 years as of December 31, 2015 and 2014, respectively.
Liabilities
The Company’s issued investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time, such as fixed rate annuities with a market value adjustment feature. The term to maturity of these contracts generally range from less than one year to ten years. A fixed interest rate is specified in the contract based upon the term selected. These contracts contain surrender values that are based upon a market value adjustment formula if held for shorter periods.  The formula typically is based on current interest crediting rates being offered for new market value annuity purchases at the time of contract issuance with terms equal to the remaining term to maturity.  The market value adjustment may be positive or negative, depending upon market interest rates at surrender. In addition, certain products such as corporate owned life insurance contracts and the general account portion of Talcott Resolution's variable annuity products credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The term to maturity of the asset portfolio supporting these products may range from short to intermediate.
While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.
The Company also manages the risk of certain insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant reliance upon actuarial pricing assumptions (including mortality and morbidity) and do have some element of cash flow uncertainty. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short-term and long-term disability contracts. The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, or interest rate levels earned on the investment portfolio may deviate from those assumed in product pricing, ultimately resulting in an investment return lower than that assumed in pricing. The average duration of the liability cash flow payments can range from less than one year to in excess of fifteen years.
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
As of December 31, 2015 and 2014, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $17.8 billion and $19.3 billion, respectively ($17.7 billion and $19.2 billion, respectively, related to investments and $0.1 billion and $0.1 billion, respectively, related to Talcott Resolution liabilities). The fair value of these derivatives was $(796) and $(468) as of December 31, 2015 and 2014, respectively. These amounts do not include derivatives associated with the Variable Annuity Hedging Program.

Interest Rate Sensitivity
Invested Assets Supporting Fixed Liabilities
Included in the following table is the before-tax change in the net economic value of investment contracts (e.g., fixed annuity contracts) issued by the Company’s Talcott Resolution segment, as well as certain insurance product liabilities (e.g., disability contracts) issued by the Company’s Group Benefits segment, for which the payment rates are fixed at contract issuance and/or the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as auto, property, term life insurance, and certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that these investments generally lack sensitivity to interest rate changes. Insulated separate account assets and liabilities are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

Interest Rate Sensitivity of Fixed Liabilities and Invested Assets Supporting Them	Change in Net Economic Value as of December 31,
	2015		2014
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$(420)	$261	$(452)	$304
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $25.3 billion and $27.2 billion, as of December 31, 2015 and 2014, respectively. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets not Supporting Fixed Liabilities
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting fixed liabilities which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2015 and 2014. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that these investments generally lack sensitivity to interest rate changes.

Interest Rate Sensitivity of Invested Assets not Supporting Fixed Liabilities	Change in Fair Value as of December 31,
	2015		2014
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$2,186	$(2,063)	$2,182	$(2,083)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $41.9 billion and $43.1 billion, as of December 31, 2015 and 2014, respectively. The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.
Equity Risk
Equity risk is defined as the risk of financial loss due to changes in the value of global equities or equity indices. The Company has exposure to equity risk from assets under management, embedded derivatives within the Company’s variable annuities and assets that support the Company’s pension and other post retirement benefit plans. Equity Risk on the Company’s Variable Annuity products is mitigated through various hedging programs. (See the Variable Annuity Hedge Program Section)

The Company's exposure to equity risk includes the potential for lower earnings associated with certain businesses such as mutual funds and variable annuities where fee income is earned based upon the value of the assets under management. For further discussion of equity risk, see the Variable Product Guarantee Risks and Risk Management section below. In addition, Talcott Resolution includes certain guaranteed benefits, primarily associated with variable annuity products, which increase the Company's potential benefit exposure in the periods that equity markets decline.
The Company is also subject to equity risk based upon the assets that support its pension and other post retirement benefit plans. The asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments. In addition, the pension plans have certain concentration limits and investment quality requirements imposed on permissible investment options. For further discussion of equity risk associated with the pension plans, see the Critical Accounting Estimates section of the MD&A under “Pension and Other Postretirement Benefit Obligations” and Note 16 Employee Benefit Plans of Notes to Consolidated Financial Statements.
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
Variable Annuity Guaranteed Benefits
The Company’s variable annuities include GMDB and certain contracts with GMDB also include GMWB features. Declines in the equity markets will increase the Company’s liability for these benefits. Many contracts with a GMDB include a maximum anniversary value ("MAV"), which in rising markets resets the guarantee on anniversary to be 'at the money'. As the MAV increases, it can increase the NAR for subsequent declines in account value. Generally, a GMWB contract is ‘in the money’ if the contractholder’s guaranteed remaining balance ("GRB") becomes greater than the account value.
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $44.2 billion and $52.9 billion as of December 31, 2015 and December 31, 2014, respectively.

The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of December 31, 2015
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB	$44.2	$4.2	$1.1	55%	9%
GMWB	20.2	0.2	0.2	11%	9%

Total Variable Annuity Guarantees
As of December 31, 2014
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB	$52.9	$3.8	$0.8	23%	14%
GMWB	24.8	0.2	0.1	6%	11%

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
Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offers both guarantees can only receive the GMDB or GMWB. The GMDB NAR disclosed in the preceding tables is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. For additional information on the Company's GMDB liability, see Note 9 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. For policies with a GMWB rider, the company expects to incur GMWB payments in the future only if the account value is reduced over time to a specified level through a combination of market performance and periodic withdrawals, at which point the contract holder will receive an annuity equal to the GRB which is generally equal to premiums less withdrawals. For the Company’s “life-time” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.

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
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments, such as options and futures on equities and interest rates, to provide protection against the statutory tail scenario risk arising from GMWB and GMDB liabilities on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by the dynamic hedging program. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in GAAP liabilities.
Variable Annuity Hedging Program Sensitivities
The underlying guaranteed living benefit liabilities and the related hedge assets within the GMWB (excluding life contingent GMWB payments) and Macro hedge programs are carried at fair value, with the exception of liabilities within the Macro hedge program.

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

GAAP Sensitivity Analysis	As of December 31, 2015
(before tax and DAC) [1]	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(19)	$(6)	$—	$168	$70	$(43)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$2	$1	$(3)	$12	$6	$(6)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(50)	$(10)	$48	$93	$19	$(89)

[1]	These sensitivities are based on the following key market levels as of December 31, 2015: 1) S&P of 2044; 2) 10yr US swap rate of 2.25%; and 3) S&P 10yr volatility of 27.16%
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
Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity and equity investments, a yen denominated fixed payout annuity and changes in equity of a P&C runoff entity in the United Kingdom. In addition, the Company’s Talcott Resolution operations formerly issued non-U.S. dollar denominated funding agreement liability contracts. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Fixed Maturity and Equity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities and equities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair values of the non-U.S. dollar denominated fixed maturities and equities at December 31, 2015 and 2014 were approximately $921 and $549, respectively. Included in these amounts are $530 and $398 at December 31, 2015 and 2014, respectively, related to non-U.S. dollar denominated fixed maturity and equity securities that directly support liabilities denominated in the same currencies. At December 31, 2015 and 2014, the derivatives used to hedge currency exchange risk related to the remaining non-U.S. dollar denominated fixed maturities and equities had a total notional amount of $444 and $137, respectively, and total fair value of $18 and $2, respectively.
Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2015 and 2014, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $48 and $38, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the analysis.

Liabilities
The Company has foreign currency exchange risk associated with yen denominated fixed payout annuities under a reinsurance contract. The Company has entered into pay U.S. dollar, receive yen swap contracts to hedge the currency exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments. In addition, during 2015, the Company entered into certain foreign currency forwards to hedge the currency impacts on changes in equity of a P&C runoff entity in the United Kingdom. At December 31, 2015 the derivatives used to hedge the currency impacts had a total notional amount of $191 and a total fair value of $6.
Talcott Resolution previously issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedged the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2015 and 2014, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $94, and a total fair value of $(26) and $(20), respectively.
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

•
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates. In many capital market scenarios, current crediting rates are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

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
The Company has reinsured approximately 33% of its risk associated with GMWB and 74% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design and expense management.

Credit Risk
Credit risk is defined as the risk to earnings or capital due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms. The majority of the Company’s credit risk is concentrated in its investment holdings but is also present in reinsurance and insurance portfolios. Credit risk is comprised of three major factors: the risk of change in credit quality, or credit migration risk; the risk of default; and the risk of a change in value due to changes in credit spread. A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale.
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
The Company manages credit risk exposure from its inception to its maturity or sale. Both the investment and reinsurance areas have formulated procedures for counterparty approvals and authorizations. Although approval processes may vary by area and type of credit risk, approval processes establish minimum levels of creditworthiness and financial stability. Credits considered for investment are subjected to underwriting reviews. Within the investment portfolio, private securities are subject to committee review for approval.
Credit risks are managed on an on-going basis through the use of various processes and analyses. At the investment, reinsurance, and insurance product levels, fundamental credit analyses are performed at the issuer/counterparty level on a regular basis. To provide a holistic review within the investment portfolio, fundamental analyses are supported by credit ratings, assigned by nationally recognized rating agencies or internally assigned, and by quantitative credit analyses. The Company utilizes various risk tools, such as credit value at risk ("VaR") to measure spread, migration, and default risk on a monthly basis. Issuer and security level risk measures are also utilized. In the event of deterioration in credit quality, the Company maintains watch lists of problem counterparties within the investment and reinsurance portfolios. The watch lists are updated based on regular credit examinations and management reviews. The Company also performs quarterly assessments of probable expected losses in the investment portfolio. The process is conducted on a sector basis and is intended to promptly assess and identify potential problems in the portfolio and to recognize necessary impairments.
Credit risk policies at the enterprise and operation level ensure comprehensive and consistent approaches to quantifying, evaluating, and managing credit risk under expected and stressed conditions. These policies define the scope of the risk, authorities, accountabilities, terms, and limits, and are regularly reviewed and approved by senior management. Aggregate counterparty credit quality and exposure is monitored on a daily basis utilizing an enterprise-wide credit exposure information system that contains data on issuers, ratings, exposures, and credit limits. Exposures are tracked on a current and potential basis. Credit exposures are reported regularly to the Company's Asset Liability Committee ("ALCO") and the ERCC. Exposures are aggregated by ultimate parent across investments, reinsurance receivables, insurance products with credit risk, and derivative counterparties.
The Company exercises various methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty of the counterparty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through asset sales or the use of derivative instruments. Counterparty credit risk is mitigated through the practice of entering into contracts only with strong creditworthy institutions and through the practice of holding and posting of collateral. In addition, transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin, monitor the Company's ability to request additional collateral in the event of a counterparty downgrade, and be an independent valuation source. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see MD&A - Enterprise Risk Management, Portfolio Risks and Risk Management and Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. For further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process, see MD&A - Enterprise Risk Management, Insurance Risk Management, Reinsurance as a Risk Management Strategy.
As of December 31, 2015, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements.

Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange-traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, commodity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 6 Investments and Derivative Instruments of Notes to Consolidated Financial Statements.
Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties for OTC derivatives and clearing brokers for OTC-cleared derivatives the right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties and clearing brokers becoming unwilling to engage in or clear additional derivatives or may require collateralization before entering into any new trades. This would restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps.
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
For the company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; therefore, the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2015, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives was $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 12 Commitments and Contingencies of Notes to Consolidated Financial Statements.
For the year ended December 31, 2015, the Company incurred no losses on derivative instruments due to counterparty default.
In addition to counterparty credit risk, the Company may also introduce credit risk through the use of credit default swaps that are entered into to manage credit exposure. Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit risk, will typically only make a payment if there is a credit event as defined in the contract and such payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity.

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
As of December 31, 2015 and 2014, the notional amount related to credit derivatives that purchase credit protection was $0.4 billion and $0.6 billion, respectively, while the fair value was $18 and $(6), respectively. As of December 31, 2015 and 2014, the notional amount related to credit derivatives that assume credit risk was $2.5 billion and $1.5 billion, respectively, while the fair value was $(13) and $3, respectively. For further information on credit derivatives, see Note 6 Investments and Derivative Instruments of Notes to Consolidated Financial Statements.
Investment Portfolio Risks and Risk Management
Investment Portfolio Composition
The following table presents the Company’s fixed maturities, AFS, by credit quality. The following average credit ratings referenced throughout this section are based on availability, and are the midpoint of the applicable ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

Fixed Maturities by Credit Quality
	December 31, 2015			December 31, 2014
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,911	$8,179	13.8%	$7,135	$7,596	12.8%
AAA	6,980	7,195	12.2%	6,963	7,251	12.2%
AA	9,943	10,584	17.9%	9,258	10,056	16.9%
A	14,297	15,128	25.5%	15,250	16,717	28.2%
BBB	14,598	14,918	25.2%	13,464	14,397	24.2%
BB & below	3,236	3,192	5.4%	3,292	3,367	5.7%
Total fixed maturities, AFS	$56,965	$59,196	100%	$55,362	$59,384	100%
The value of securities in the "United States Government/ Government agencies" category increased, as compared to December 31, 2014, primarily due to purchases of U.S. treasuries as a result of portfolio management between sectors to manage credit, duration and liquidity needs, as well as holding additional securities related to our repurchase agreement program. The decline in the "A" category and the increase in the "BBB" category is primarily due to downgrades of corporate securities and bonds of municipalities and political subdivisions ("municipal bonds") from "A" to "BBB", as well as net purchases. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities and equity, FVO.

Securities by Type
	December 31, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,183	$6	$(40)	$2,149	3.6%	$2,052	$14	$(28)	$2,038	3.4%
Small business	123	12	(4)	131	0.2%	166	14	(8)	172	0.3%
Other	214	6	(1)	219	0.4%	252	11	(1)	262	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations ("CLOs")	2,514	4	(21)	2,497	4.2%	2,279	4	(17)	2,266	3.8%
Commercial real estate ("CREs")	91	42	(1)	132	0.2%	114	88	(9)	193	0.3%
Other [1]	384	29	(1)	409	0.7%	383	6	(10)	382	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	1,224	34	(8)	1,250	2.1%	1,136	45	(1)	1,180	2.0%
Bonds	2,725	58	(29)	2,754	4.7%	2,594	126	(4)	2,716	4.6%
Interest only (“IOs”)	719	13	(19)	713	1.2%	505	25	(11)	519	0.9%
Corporate
Basic industry	1,161	55	(45)	1,171	2.0%	1,673	105	(22)	1,756	3.0%
Capital goods	1,781	110	(15)	1,876	3.2%	1,880	192	(4)	2,068	3.5%
Consumer cyclical	1,848	68	(24)	1,892	3.2%	1,647	128	(8)	1,767	3.0%
Consumer non-cyclical	3,735	196	(24)	3,907	6.6%	3,473	335	(5)	3,803	6.4%
Energy	2,276	84	(111)	2,249	3.8%	3,092	252	(49)	3,295	5.5%
Financial services	6,083	246	(63)	6,266	10.6%	4,942	405	(94)	5,253	8.8%
Tech./comm.	3,553	229	(62)	3,720	6.3%	3,150	370	(12)	3,508	5.9%
Transportation	869	43	(10)	902	1.5%	891	82	(4)	969	1.6%
Utilities	4,395	299	(60)	4,634	7.8%	4,278	496	(13)	4,761	8.0%
Other	175	12	(2)	185	0.3%	162	17	—	179	0.3%
Foreign govt./govt. agencies	1,321	34	(47)	1,308	2.2%	1,592	73	(29)	1,636	2.8%
Municipal bonds
Taxable	1,315	92	(9)	1,398	2.4%	1,135	135	(2)	1,268	2.1%
Tax-exempt	9,809	916	(2)	10,723	18.1%	10,600	1,006	(3)	11,603	19.5%
RMBS
Agency	2,206	64	(6)	2,264	3.8%	2,448	98	(2)	2,544	4.3%
Non-agency	89	2	—	91	0.2%	81	3	—	84	0.1%
Alt-A	68	1	—	69	0.1%	55	1	—	56	0.1%
Sub-prime	1,623	15	(16)	1,622	2.7%	1,231	20	(17)	1,234	2.1%
U.S. Treasuries	4,481	222	(38)	4,665	7.9%	3,551	326	(5)	3,872	6.5%
Fixed maturities, AFS	56,965	2,892	(658)	59,196	100%	55,362	4,377	(358)	59,384	100%
Equity securities
Financial services	159	1	(2)	158	18.8%	149	13	—	162	23.2%
Other	683	37	(39)	681	81.2%	527	37	(27)	537	76.8%
Equity securities, AFS	842	38	(41)	839	100%	676	50	(27)	699	100%
Total AFS securities	$57,807	$2,930	$(699)	$60,035		$56,038	$4,427	$(385)	$60,083
Fixed maturities, FVO				$503					$488
Equity, FVO [3]				$282					$348

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]	Included in equity securities, AFS on the Consolidated Balance Sheets.

The fair value of AFS securities was relatively consistent with December 31, 2014, as the impact of widening credit spreads and an increase in interest rates was partially offset by the reinvestment of short-term assets into fixed maturities, as well as the purchase of U.S. Treasuries with the proceeds received from repurchase agreements. The Company has reduced its allocation to tax-exempt municipal bonds in favor of other investments that provide greater after-tax economic return potential given current market conditions and the Company’s tax position. During 2015, the Company increased its investment in the financial services sector through purchases of primarily investment grade corporate securities while reducing it's exposure to the energy sector as a result of the continued volatility in oil prices. These changes are discussed further below.
Energy Exposure
Market values of securities in the energy sector continued to experience volatility throughout 2015. The continued price volatility has caused credit spreads to widen for corporate and sovereign issuers that generate a large portion of their revenues from energy. The impact is more pronounced on issuers with below investment grade credit. Ultimately, the impact on these issuers will be determined by the severity and duration of the decline in prices and the ability of the issuers to hedge price declines, adjust their cost structure or find other sources of revenue.
The Company's direct exposure within its investment portfolio to the energy sector totals approximately 3% of total invested assets as of December 31, 2015 and is primarily comprised of corporate debt. As a result of continued volatility in prices, the Company reduced its exposure to the energy sector during 2015 by an amortized cost of approximately $1 billion. The Company's energy sector investments as of December 31, 2015 are primarily comprised of investment grade securities and the exposure is diversified by issuer, as well as in different sub-sectors of the energy market. The following table summarizes the Company's exposure to the energy sector by security type and credit quality.

	December 31, 2015		December 31, 2014
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Corporate and equity securities, AFS
Investment grade corporate	$2,058	$2,068	$2,818	$3,043
Below investment grade corporate	218	181	274	252
Equity, AFS	16	13	23	21
Total corporate and equity securities, AFS	2,292	2,262	3,115	3,316
Foreign govt./govt. agencies, AFS
Investment grade	248	251	322	334
Below investment grade	6	6	36	32
Total foreign govt./govt. agencies, AFS [1]	254	257	358	366
Fixed maturities, FVO
Investment grade	2	2	10	10
Below investment grade	4	4	14	14
Total fixed maturities, FVO	6	6	24	24
Short-term investments	10	10	41	41
Total energy exposure [2]	$2,562	$2,535	$3,538	$3,747

[1]	Includes sovereigns for which oil exports are greater than 4% of gross domestic product.

[2]
Excludes equity securities, FVO with cost and fair value of $45 and $45, respectively, as of December 31, 2014, that are hedged with total return swaps. The Company did not hold any equity securities, FVO within the energy sector as of December 31, 2015.

The Company manages the credit risk associated with the energy sector within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis. The Company considers alternate scenarios including oil prices remaining at low levels for an extended period and/or declining significantly below current levels. For additional details regarding the Company’s management of credit risks, see the Credit Risk Section of this MD&A. The Company has evaluated all available-for-sale securities for potential other-than-temporary impairments as of December 31, 2015 and 2014, and concluded that for the securities in an unrealized loss position, it is more likely than not that we will recover our entire amortized cost basis in the securities. In addition, the Company does not currently have the intent-to-sell, nor will we be required to sell, the securities discussed above. For additional details regarding the Company’s impairment process, see the Other-Than-Temporary Impairments Section of this MD&A.

Emerging Market Exposure
Emerging market securities have been negatively impacted by growing concerns surrounding the growth of the Chinese economy, volatile prices for energy and other commodities, political tension in eastern Europe, softer-than-expected global economic growth, as well as trade and budget deficits, raising the potential for destabilizing capital outflows and rapid currency depreciation. As a result of these factors, credit spreads for certain emerging market securities have been volatile and we expect continued sensitivity to geopolitical events, the ongoing evolution of Fed policy and other economic factors, including contagion risk.
The Company has limited direct exposure within its investment portfolio to emerging market issuers, totaling $1.2 billion and $1.1 billion in amortized cost and fair value, respectively, or approximately 2% of total invested assets as of December 31, 2015, and is primarily comprised of sovereign and corporate debt issued in U.S. dollars. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The following table presents the Company’s exposure to securities within certain emerging markets currently under the greatest stress, defined as countries that had a sovereign S&P credit rating of B- or below, or countries that have had a current account deficit and have an average inflation level greater than 5% for the past six months, as of either December 31, 2015 or 2014.

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Argentina	$—	$—	$2	$2
Brazil	33	29	123	120
India	21	21	37	37
Indonesia	92	85	82	80
Kazakhstan	55	53	79	73
Lebanon	—	—	29	29
South Africa	34	31	54	53
Turkey	76	73	65	67
Ukraine	—	—	3	3
Uruguay	32	30	16	17
Venezuela	—	—	4	2
Other	73	69	97	96
Total [1]	$416	$391	$591	$579

[1]
Includes an amortized cost and fair value of $176 and $160, respectively, as of December 31, 2015 and an amortized cost and fair value of $137 and $131, respectively, as of December 31, 2014 included in the exposure to the energy sector table above.

The Company manages the credit risk associated with emerging market securities within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis subject to diversification and individual credit risk management limits. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. Due to the continued decline in oil prices during 2015, the Company significantly reduced its exposure to countries that rely on the energy sector as a main source of their Gross Domestic Product ("GDP"), such as Brazil.
European Exposure
In recent years, certain economies in the European region have experienced adverse economic conditions, specifically in Europe’s peripheral region (Greece, Ireland, Italy, Portugal and Spain), that were precipitated in part by elevated unemployment rates weighing on inflation rates, government debt levels and the slowing growth of the region.  However, austerity measures aimed at reducing sovereign debt levels and greater support from the European Central Bank’s have reduced the risk of default on the sovereign debt of the countries within the region. As a result, economic conditions in the region have shown signs of improvement through stabilized credit ratings in Ireland, Italy, Portugal and Spain. Though economic conditions in the region have improved, continued slow GDP growth and elevated unemployment levels may continue to put pressure on sovereign debt.

The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. The Company periodically considers alternate scenarios, including a base-case and both positive and negative “tail” scenarios that includes a partial or full break-up of the Eurozone. The outlook for key factors is evaluated, including the economic prospects for key countries, the potential for the spread of sovereign debt contagion, and the likelihood that policymakers and politicians pursue sufficient fiscal discipline and introduce appropriate backstops. Given the inherent uncertainty in the outcome of developments in the Eurozone, however, the Company controls both absolute levels of exposure and the composition of that exposure for investments and derivatives.
The Company has direct European exposure, totaling approximately 6% of total invested assets as of December 31, 2015. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer.
The following tables present the Company’s European securities included in the Securities by Type table above.

	December 31, 2015
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Spain	1	1	—	—	—	—	1	1
Peripheral region	1	1	—	—	—	—	1	1
Europe excluding peripheral region [4]	2,622	2,749	1,191	1,229	350	352	4,163	4,330
Total Europe	$2,623	$2,750	$1,191	$1,229	$350	$352	$4,164	$4,331
Europe exposure net of credit default swap protection [2]							$4,161	$4,331

	December 31, 2014
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$1	$1	$—	$—	$—	$—	$1	$1
Spain [3]	21	23	1	1	—	—	22	24
Ireland	31	35	—	—	—	—	31	35
Peripheral region	53	59	1	1	—	—	54	60
Europe excluding peripheral region [4]	2,832	3,068	971	1,052	373	396	4,176	4,516
Total Europe	$2,885	$3,127	$972	$1,053	$373	$396	$4,230	$4,576
Europe exposure net of credit default swap protection [2]							$4,186	$4,576

[1]	Includes amortized cost and fair value of $1 and $4 as of December 31, 2015 and 2014, respectively, related to limited partnerships and other alternative investments.

[2]
Includes a notional amount and fair value of $3 and $0, respectively, as of December 31, 2015 and $44 and $0, respectively, as of December 31, 2014 related to credit default swap protection. This includes a notional amount of $3 and $3 as of December 31, 2015 and December 31, 2014, respectively, related to single name corporate issuers in the financial services sector.

[3]	As of December 31, 2014, the Company had credit default swap protection with a notional amount of $3 related to Corporate and Equity, AFS, respectively.

[4]
Includes an amortized cost and fair value of $308 and $317, respectively, as of December 31, 2015 and an amortized cost and fair value of $389 and $407, respectively, as of December 31 2014 included in the exposure to the energy sector table above.

The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, the Netherlands, Germany and Switzerland. Entities domiciled in the United Kingdom comprise the Company's largest exposure; as of December 31, 2015 and 2014, the U.K. exposure totals less than 3% of total invested assets. The majority of the European investments are U.S. dollar-denominated, and those securities that are Sterling and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the peripheral region and does not hold any exposure to issuers in Greece. As of both December 31, 2015 and 2014, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A-.

As of December 31, 2015 and 2014, the Company’s credit default swaps that provide credit protection on European issuers had a notional amount of $3 and $44, respectively, and a fair value of $0 and $0, respectively. As of December 31, 2015 and 2014 credit default swaps related to the peripheral region that reference single name corporate and financial European issuers had a notional value of $0 and $3, respectively. The maturity dates of credit default swaps are primarily consistent with the hedged bonds. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section of this MD&A.
In addition to the credit risk associated with the investment portfolio, as of December 31, 2015, the Company has $216 of reinsurance recoverables due from legal entity counterparties domiciled within Europe. For a more detailed discussion of the Company's reinsurance arrangements, see Note 5 - Reinsurance of Notes to Consolidated Financial Statements.
Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturities and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

	December 31, 2015			December 31, 2014
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$40	$42	$2	$31	$34	$3
AA	747	763	16	401	436	35
A	2,922	3,025	103	2,610	2,804	194
BBB	2,133	2,188	55	1,681	1,734	53
BB & below	400	406	6	368	407	39
Total [1]	$6,242	$6,424	$182	$5,091	$5,415	$324

[1]
Includes equity, AFS securities with an amortized cost and fair value of $159 and $158, respectively as of December 31, 2015 and an amortized cost and fair value of $149 and $162, respectively, as of December 31, 2014 included in the AFS by type table above.

The Company's investment in the financial services sector increased, as compared to December 31, 2014, due to purchases of primarily investment grade corporate securities, partially offset by a decrease in valuations as a result of an increase in interest rates and wider credit spreads.
Commercial Real Estate
Through December 31, 2015, commercial real estate market conditions, including property prices, occupancies, financial conditions, transaction volume, and delinquencies, continued to improve. In addition, the availability of credit has increased and there is now less concern about the ability of borrowers to refinance as loans come due.

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
CMBS - Bonds [1]

	December 31, 2015
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2004 & Prior	$12	$12	$50	$55	$—	$—	$—	$—	$2	$2	$64	$69
2005	98	107	27	28	5	5	5	5	—	—	135	145
2006	149	151	102	104	140	141	61	62	22	22	474	480
2007	202	206	170	178	81	83	20	20	51	52	524	539
2008	37	38	—	—	—	—	—	—	—	—	37	38
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	8	8	—	—	—	—	—	—	26	27
2011	55	59	—	—	—	—	23	23	—	—	78	82
2012	40	40	6	6	26	26	33	32	—	—	105	104
2013	16	16	95	97	79	80	9	10	1	1	200	204
2014	329	335	58	58	69	68	6	6	2	2	464	469
2015	201	197	163	158	172	165	71	66	—	—	607	586
Total	$1,168	$1,191	$679	$692	$572	$568	$228	$224	$78	$79	$2,725	$2,754
Credit protection	32.9%		25.8%		18.4%		16.6%		18.7%		26.3%

	December 31, 2014
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2004 & Prior	$13	$13	$58	$64	$7	$7	$—	$—	$15	$20	$93	$104
2005	175	188	78	80	99	101	83	84	46	46	481	499
2006	287	300	108	115	121	127	63	66	22	23	601	631
2007	211	221	169	182	78	82	31	31	72	73	561	589
2008	40	43	—	—	—	—	—	—	—	—	40	43
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	56	62	—	—	—	—	6	6	—	—	62	68
2012	40	41	—	—	14	14	12	12	—	—	66	67
2013	16	16	95	99	71	76	12	13	—	—	194	204
2014	350	360	64	66	53	54	—	—	—	—	467	480
Total	$1,217	$1,275	$572	$606	$443	$461	$207	$212	$155	$162	$2,594	$2,716
Credit protection	33.0%		25.7%		20.2%		19.5%		18.0%		27.2%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $91 and $132, respectively, as of December 31, 2015, and $114 and $193, respectively, as of December 31, 2014. These securities are comprised of pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.

In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, but may include participations. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2015, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	December 31, 2015			December 31, 2014
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$33	$(7)	$26	$51	$(5)	$46
Whole loans	5,458	(16)	5,442	5,333	(13)	5,320
A-Note participations	139	—	139	154	—	154
B-Note participations	17	—	17	17	—	17
Mezzanine loans	—	—	—	19	—	19
Total	$5,647	$(23)	$5,624	$5,574	$(18)	$5,556

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
During 2015, the Company funded $744 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 63% and a weighted average yield of 3.7%. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of December 31, 2015 or December 31, 2014.
Valuation Allowances on Mortgage Loans
Year ended December 31, 2015
For the year ended December 31, 2015, the change in valuation allowances on mortgage loan additions of $5 was largely driven by individual property performance. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific performance rather than overall deteriorating market fundamentals.
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

	December 31, 2015			December 31, 2014
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$2,069	$2,243	AA	$2,259	$2,480	AA
Pre-Refunded [1]	850	903	AAA	716	748	AAA
Revenue
Transportation	1,566	1,744	A+	1,599	1,781	A+
Health Care	1,371	1,499	AA-	1,412	1,560	AA-
Water & Sewer	1,228	1,324	AA	1,204	1,308	AA
Education	1,109	1,205	AA	1,115	1,232	AA
Sales Tax	692	779	AA-	916	1,020	AA-
Leasing [2]	728	803	AA-	772	858	AA-
Power	658	709	A+	739	814	A+
Housing	91	94	AA	148	153	AA
Other	762	818	AA-	855	917	AA-
Total Revenue	8,205	8,975	AA-	8,760	9,643	AA-
Total Municipal	$11,124	$12,121	AA-	$11,735	$12,871	AA-

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

As of December 31, 2015, the largest issuer concentrations were the state of California, the Commonwealth of Massachusetts, and the New York Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were comprised of general obligation and revenue bonds. As of December 31, 2014, the largest issuer concentrations were the states of Illinois and California, as well as the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio, and were primarily comprised of general obligation and taxable bonds.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds, and private equity and other funds. Hedge funds are comprised of approximately half credit and equity-related funds and approximately half global macro and market neutral focus funds. Real estate funds consist of investments primarily in real estate equity funds, including some funds with public market exposure, and real estate joint ventures. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential as well as limited exposure to public markets.

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Hedge funds	$1,034	36.0%	$1,187	40.3%
Real estate funds	576	20.0%	561	19.1%
Private equity and other funds	1,264	44.0%	1,194	40.6%
Total	$2,874	100%	$2,942	100%

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $699 as of December 31, 2015, and have increased $314, or 82%, from December 31, 2014, due to wider credit spreads and higher interest rates. As of December 31, 2015, $582 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $117 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily corporate securities that decreased in value due to widening of the sector credit spreads and an increase in interest rates.
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
The following tables present the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position:

	December 31, 2015				December 31, 2014
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	2,094	$10,535	$10,398	$(137)	1,412	$4,014	$3,963	$(51)
Greater than three to six months	819	2,837	2,735	(102)	643	1,739	1,665	(74)
Greater than six to nine months	933	4,421	4,194	(227)	220	417	404	(13)
Greater than nine to eleven months	329	1,302	1,242	(60)	102	148	142	(6)
Twelve months or more	675	3,072	2,896	(173)	688	4,667	4,429	(241)
Total	4,850	$22,167	$21,465	$(699)	3,065	$10,985	$10,603	$(385)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following table presents the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the preceding table):

	December 31, 2015				December 31, 2014
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	240	$288	$212	$(76)	137	$152	$113	$(39)
Greater than three to six months	130	77	51	(26)	39	17	11	(6)
Greater than six to nine months	5	3	2	(1)	11	4	1	(3)
Greater than nine to eleven months	6	12	8	(4)	9	1	—	(1)
Twelve months or more	50	28	18	(10)	49	31	19	(12)
Total	431	$408	$291	$(117)	245	$205	$144	$(61)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	For the years ended December 31,
	2015	2014	2013
ABS	$—	$—	$9
CRE CDOs	1	—	2
CMBS
Agency	1	—	—
Bonds	—	2	17
IOs	2	1	4
Corporate	71	35	20
Equity	16	11	15
Municipal	2	3	—
RMBS
Agency	—	3	—
Sub-prime	1	1	6
Foreign government	5	—	—
Other	3	3	—
Total	$102	$59	$73
Year ended December 31, 2015
For the year ended December 31, 2015, impairments recognized in earnings were comprised of securities that the Company intends to sell ("intent-to-sell impairments") of $54, credit impairments of $29, impairments on equity securities of $16, and other impairments of $3.
For the year ended December 31, 2015, impairments were primarily in the corporate sector and resulted from $45 and $26 of intent-to-sell and credit impairments, respectively. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments. Non-credit impairments recognized in other comprehensive income were $6 for the year ended December 31, 2015. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. Future impairments may develop as the result of changes in intent to sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations. Ultimate loss formation will be a function of macroeconomic factors and idiosyncratic security-specific performance.
Year ended December 31, 2014
For the year ended December 31, 2014, impairments recognized in earnings were comprised of credit impairments of $37, primarily concentrated in corporate securities. Also, included were impairments on debt securities for which the Company had the intent-to-sell of $17, primarily related to equity, AFS securities. In addition, impairments recognized in earnings included impairments on equity securities of $2 that were in an unrealized loss position and the Company no longer believed the securities would recover in the foreseeable future.
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
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash, and dividends from its subsidiaries, principally its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities, as needed.
As of December 31, 2015, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.7 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payment of 5.5% senior notes of $275 at maturity in October 2016, interest payments on debt of approximately $330 and common stockholder dividends, subject to discretion of the Board of Directors, of approximately $335.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of December 31, 2015, there were no amounts outstanding from the HFSG holding company.
Equity
In July 2015, the Board of Directors approved a $1.6 billion increase in and extension of the Company's authorized equity repurchase program, bringing the total authorization for equity repurchases to $4.375 billion for the period January 1, 2014 through December 31, 2016, with $1.3 billion remaining as of December 31, 2015. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.
During the year ended December 31, 2015, the Company repurchased 28.4 million common shares for $1,250. During the period January 1, 2016 through February 24, 2016, the Company repurchased 5.3 million common shares for $211.
Debt
On March 30, 2015, the Company repaid its $289, 4.0% senior notes at maturity. On May 27, 2015, the Company redeemed for cash the entire $296 aggregate principal amount outstanding of 4.0% senior notes due October 15, 2017 for $317 including a make-whole premium. On November 2, 2015, the Company repaid its $167, 7.3% senior notes at maturity. The Company funded the maturities of the 4.0% and 7.3% senior notes along with the redemption of the 4.0% senior notes with cash on hand. In addition, the Company plans to repay $275 of 5.5% senior notes due October 2016 upon maturity.
In July 2015, the Board of Directors authorized the extension of the existing debt capital management program, bringing the total authorization for debt management to $1.431 billion for the period January 1, 2014 through December 31, 2016. In addition to the payment of the maturing debt of $275, under the program the Company expects to use the remaining authorization of approximately $180 for other debt capital management actions during 2016. Any debt capital management actions are dependent on market conditions and other factors. For further information regarding debt, see Note 11 - Debt of Notes to Consolidated Financial Statements.
Intercompany Liquidity Agreements
On January 29, 2015 Hartford Insurance Company of the Midwest, an indirect wholly-owned subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $58 to Hartford Fire Insurance Company, a subsidiary of the Company, under the intercompany liquidity agreement. The Note matured on March 31, 2015.
Dividends
On February 25, 2016, The Hartford’s Board of Directors declared a quarterly dividend of $0.21 per common share payable on April 1, 2016 to common shareholders of record as of March 7, 2016. There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders. For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see "Dividends from Insurance Subsidiaries" below. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see Part I, Item 1A, — Risk Factors for the risk factor "Our ability to declare and pay dividends is subject to limitations" .

Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, minimum contributions are mandated in certain circumstances pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations. The Company made contributions to the U. S. qualified defined benefit pension plan of $100, $100 and $100 in 2015, 2014 and 2013, respectively. No contributions were made to the other postretirement plans in 2015, 2014 and 2013. The Company’s 2015, 2014 and 2013 required minimum funding contributions were immaterial. The Company does not have a 2016 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2016. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2016 to make this determination.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of Hartford Life, Inc. ("HLI") and other factors. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company.
During 2015, HFSG Holding Company received approximately $900 of dividends from its property and casualty insurance subsidiaries including approximately $200 which was subsequently contributed to a U.K. subsidiary to effect the consolidation of certain property and casualty runoff entities in the U.K.  In addition to the property and casualty insurance subsidiaries dividends, HFSG Holding Company received approximately $1.1 billion through a series of transactions with HLI’s life insurance subsidiaries.
In 2016, The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.6 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. In 2016, HFSG Holding Company anticipates receiving net dividends of approximately $800 from its property and casualty insurance subsidiaries.
In 2016, Hartford Life and Accident Insurance Company ("HLA") is permitted to pay up to a maximum of $165 in dividends without prior approval from the insurance commissioner. In 2016, HFSG Holding Company anticipates receiving dividends of approximately $240 from HLA, subject to regulatory approval.
On January 29, 2016, Hartford Life Insurance Company ("HLIC") paid an extraordinary dividend of $500, based on approval received from the insurance commissioner. As a result of this dividend, HLIC has no ordinary dividend capacity for the remainder of 2016. HFSG Holding Company anticipates receiving an additional $250 of extraordinary dividends from HLIC during 2016, subject to regulatory approval.
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
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford pays the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of December 31, 2015, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1.0 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2015 there was no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.0 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of December 31, 2015, no borrowings were outstanding under the Credit Facility. As of December 31, 2015, the Company was in compliance with all financial covenants within the Credit Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2015 was $1.3 billion. Of this $1.3 billion the legal entities have posted collateral of $1.5 billion in the normal course of business. In addition, the Company has posted collateral of $34 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2015, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of December 31, 2015, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $149 and $(10), respectively.

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
As of December 31, 2015, Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$25,904
Short-term investments	581
Cash	128
Less: Derivative collateral	182
Total	$26,431
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $41 billion of cash and total general account invested assets, which includes a significant short-term investment position to meet liquidity needs.
As of December 31, 2015, Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$32,424
Short-term investments	902
Cash	320
Less: Derivative collateral	1,296
Total	$32,350
Capital resources available to fund liquidity upon contractholder surrender or termination are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company. Obligations of Talcott Resolution will generally be funded by Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company.
HLIC, an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The CTDOI will permit HLIC to pledge up to $1.2 billion in qualifying assets to secure FHLBB advances for 2016. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI in order to exceed these limits. As of December 31, 2015, HLIC had no advances outstanding under the FHLBB facility.

As of
Contractholder Obligations	December 31, 2015
Total Life contractholder obligations	$171,578
Less: Separate account assets [1]	120,123
General account contractholder obligations	$51,455
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$24,767
U.S. Fixed MVA annuities [3]	5,574
Other [4]	21,114
General account contractholder obligations	$51,455

[1]
In the event customers elect to surrender separate account assets, Life Operations will use the proceeds from the sale of the assets to fund the surrender, and Life Operations’ liquidity position will not be impacted. In many instances Life Operations will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing Life Operations’ liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see the following) will decrease Life Operations’ obligation for payments on guaranteed living and death benefits.

[2]
Relates to contracts such as payout annuities or institutional notes or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on Life Operations’ liquidity requirements.

[3]
Relates to annuities that are recorded in the general account under U.S. GAAP as the contractholders are subject to the Company's credit risk, although these annuities are held in a statutory separate account. In the statutory separate account, Life Operations is required to maintain invested assets with a fair value greater than or equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, Life Operations is required to contribute additional capital to the statutory separate account. Life Operations will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are at least equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life Operations.

[4]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Life Operations' individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business, may be funded through operating cash flows of Life Operations, available short-term investments, or Life Operations may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life Operations may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to MassMutual and Prudential, respectively. These reinsurance transactions do not extinguish the Company's primary liability on the insurance policies issued under these businesses. For further information regarding the sale of Retirement Plans and Individual Life, see Note 18- Discontinued Operations and Business Dispositions of Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the contingent capital facility described above, as well as unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans as disclosed in Note 12 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Property and casualty obligations [1]	$22,348	$5,228	$5,192	$2,539	$9,389
Life, annuity and disability obligations [2]	256,576	17,829	31,881	26,006	180,860
Operating lease obligations [3]	143	39	60	31	13
Long-term debt obligations [4]	11,016	612	1,328	891	8,185
Purchase obligations [5]	2,271	1,482	507	254	28
Other liabilities reflected on the balance sheet [6]	1,664	1,075	405	184	—
Total	$294,018	$26,265	$39,373	$29,905	$198,475

[1]	The following points are significant to understanding the cash flows estimated for obligations under property and casualty contracts:

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

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2015, the total property and casualty reserves in the above table are gross of a reserve discount of $523.

[2]
Estimated life, annuity and disability obligations include death and disability claims, policy surrenders, policyholder dividends and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated life, annuity and disability obligations are based on mortality, morbidity and lapse assumptions comparable with the Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth and interest crediting consistent with other assumptions. In contrast to this table, the majority of the Company’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid losses and loss adjustment expenses, other policyholder funds and benefits payable, and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. See Note 18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements for further information as to Retirement Plans and Individual Life reinsurance transactions.

[3]
Includes future minimum lease payments on operating lease agreements. See Note 12 - Commitments and Contingencies of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[4]	Includes contractual principal and interest payments. See Note 11 - Debt of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[5]
Includes $1 billion in commitments to purchase investments including approximately $748 of limited partnership and other alternative investments, $236 of private placements, and $31 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s Consolidated Balance Sheets. Also included in purchase obligations is $919 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[6]
Includes cash collateral of $369 which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year. Also included in other long-term liabilities are net unrecognized tax benefits of $12, retained yen denominated fixed payout annuity liabilities of $703, and consumer notes of $40. Consumer notes include principal payments and contractual interest for fixed rate notes and interest based on current rates for floating rate notes.

Capitalization
The capital structure of The Hartford as of December 31, 2015 and 2014 consisted of debt and stockholders’ equity, summarized as follows:

	December 31, 2015	December 31, 2014	Change
Short-term debt (includes current maturities of long-term debt)	$275	$456	(40)%
Long-term debt	5,084	5,653	(10)%
Total debt [1]	5,359	6,109	(12)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	17,971	17,792	1%
AOCI, net of tax	(329)	928	NM
Total stockholders’ equity	$17,642	$18,720	(6)%
Total capitalization including AOCI	$23,001	$24,829	(7)%
Debt to stockholders’ equity	30%	33%
Debt to capitalization	23%	25%

[1]	Total debt of the Company excludes $38 and $71 of consumer notes as of December 31, 2015 and December 31, 2014, respectively.
Total stockholders' equity decreased in 2015 primarily due to a decrease in net unrealized capital gains from securities within AOCI. Total capitalization decreased $1,828, or 7%, as of December 31, 2015 compared with December 31, 2014 primarily due to decreases in total debt and the decrease in AOCI.
For additional information regarding AOCI, net of tax, see Note 15 - Changes In and Reclassifications From Accumulated Other Comprehensive Income of Notes to Consolidated Financial Statements.
Cash Flow

	2015	2014	2013
Net cash provided by operating activities	$2,756	$1,886	$1,237
Net provided by for investing activities	$485	$1,696	$3,745
Net cash used for financing activities	$(3,144)	$(4,476)	$(5,820)
Cash — end of year	$448	$399	$1,428
Year ended December 31, 2015 compared to the year ended December 31, 2014
Cash provided by operating activities increased in 2015 as compared to the prior year period primarily due to an increase in premiums collected and reinsurance claim recoveries, as well as decreases in claims and operating expenses paid.
Cash provided by investing activities in 2015 primarily relates to net proceeds from short-term investments of $3.1 billion, partially offset by net payments for available-for-sale securities of $1.9 billion and additions to property and equipment of $307. Cash provided by investing activities in 2014 primarily relates to net proceeds from available-for-sale securities of $2.8 billion, and proceeds from the business sold of $963, partially offset by net payments for short-term investments of $1.9 billion.
Cash used for financing activities in 2015 consists primarily of net payments for deposits, transfers and withdrawals for investments and universal life products of $1.3 billion, acquisition of treasury stock of $1.3 billion and repayment of debt of $773, partially offset by $507 in proceeds from securities sold under repurchase agreements. Cash used for financing activities in 2014 consists primarily of $2.2 billion related to net activity for investment and universal life-type contracts, and acquisition of treasury stock of $1.8 billion.
Year ended December 31, 2014 compared to the year ended December 31, 2013
Cash provided by operating activities in 2014 reflects an increase in premiums collected and a decrease in loss and loss adjustment expenses paid, partially offset by an increase in payments for payables and accruals. Operating cash flows for the years ended December 31, 2014, and 2013 were adequate to meet liquidity requirements. On June 30, 2014, the Company completed the sale of HLIKK. The operations of HLIKK are reported as discontinued operations and are included primarily in net cash provided by operating activities. For further information regarding this transaction, see Note 18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements.

Cash provided by investing activities in 2014 primarily relates to net proceeds from available-for-sale securities of $2.8 billion, and proceeds from the business sold of $963, partially offset by net payments for short-term investments of $1.8 billion. Cash provided by investing activities in 2013 primarily relates to net proceeds from the sale of available-for-sale securities of $4.9 billion, and proceeds from the business sold of $815, partially offset by net payments on derivatives of $2.2 billion.
Cash used for financing activities in 2014 primarily relates to $2.2 billion related to net payments for deposits, transfers and withdrawals for investment and universal life products and treasury stock acquired of $1.8 billion. Cash used for financing activities in 2013 primarily consists of net payments for deposits, transfers and withdrawals for investment and universal life products of $2.1 billion, a decrease in securities loaned or sold under agreements to repurchase of $1.9 billion, repayment of long term debt of $1.3 billion and treasury stock acquired of $600.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of February 24, 2016:

Insurance Financial Strength Ratings:	A.M. Best	Standard & Poor's	Moody's
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A	A	A2
Hartford Life Insurance Company	A-	BBB+	Baa2
Hartford Life and Annuity Insurance Company	A-	BBB+	Baa2
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB +	Baa2
Commercial paper	AMB-1	A-2	P-2
These ratings are not a recommendation to buy or hold any of The Hartford’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory capital and surplus (referred to collectively as "statutory capital") necessary to support the business written and is reported in accordance with accounting practices prescribed by the applicable state insurance department. See Part I, Item 1A. Risk Factors — “Downgrades in our financial strength or credit ratings, which may make our products less attractive, could increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.”

Statutory Capital
The table below sets forth statutory capital for the Company’s insurance subsidiaries.

	December 31, 2015	December 31, 2014
Life insurance subsidiaries	$6,591	$7,157
Property and casualty insurance subsidiaries	8,563	8,069
Total	$15,154	$15,226
Statutory capital for the life insurance subsidiaries decreased by $566, primarily due to dividends and returns of capital of $1.1 billion, partially offset by variable annuity impacts of $440 and net income from non-variable annuity business of $320.
Statutory capital for the property and casualty insurance subsidiaries increased by $494, primarily due to statutory net income of $1.5 billion, partially offset by dividends to the HFSG Holding Company of $900 and unrealized loss on investments of $202.
Significant differences between U.S. GAAP stockholders’ equity and aggregate statutory capital prepared in accordance with U.S. STAT include the following:

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

•
The assumptions used in the determination of Life benefit reserves are prescribed under U.S. STAT, while the assumptions used under U.S. GAAP are generally the Company’s best estimates. The methodologies for determining life insurance reserve amounts are also different. For example, reserving for living benefit reserves under U.S. STAT is generally addressed by the Commissioners’ Annuity Reserving Valuation Methodology and the related Actuarial Guidelines, while under U.S. GAAP, those same living benefits are either embedded derivatives recorded at fair value or are recorded as SOP 03-1 reserves. The sensitivity of these life insurance reserves to changes in equity markets, as applicable, will be different between U.S. GAAP and U.S. STAT.

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

Risk-Based Capital
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations, based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. On an aggregate basis, The Company's U.S. property and casualty insurance companies' RBC ratio was in excess of 200% of its Company Action Level as of December 31, 2015 and 2014. The RBC ratios for the Company's principal life insurance operating subsidiaries were all in excess of 400% of their respective Company Action Levels as of December 31, 2015 and 2014. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising or promotional activities.
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
Sensitivity
In any particular year, statutory capital amounts and RBC ratios may increase or decrease depending upon a variety of factors. The amount of change in the statutory capital or RBC ratios can vary based on individual factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. For further discussion on these factors and the potential impacts to the life insurance subsidiaries, see MD&A - Enterprise Risk Management, Financial Risk on Statutory Capital.
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
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and “Asbestos and Environmental Claims,” in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
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
Legislative and Regulatory Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”)
Since it was enacted in 2010, the Dodd-Frank act has resulted in significant changes to the regulation of the financial services industry, including changes to the rules governing derivatives, restrictions on proprietary trading by certain entities, the creation of a Federal Insurance Office within the U.S. Treasury, and enhancements to corporate governance rules, among other things. The Dodd-Frank Act requires significant rulemaking across numerous agencies within the federal government. Rulemaking and implementation of newly-adopted rules is ongoing and may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.

Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act")
On March 23, 2010, the President signed the Affordable Care Act. While many of the key provisions of the Affordable Care Act have become effective, there remains uncertainty with its implementation. Federal agencies continue rulemaking for certain provisions, along with the law being subject to legal and legislative challenges. In addition, certain provisions of the Affordable Care Act have been amended or delayed, such as the employer mandate which will continue to be phased in during 2016. The impact of the Affordable Care Act to The Hartford as an employer is consistent with other large employers. The Hartford’s core business does not involve the issuance of health insurance and we do not issue any products that insure customers under the Affordable Care Act’s individual mandate. To date, there have been certain limited impacts to The Hartford's group benefits businesses including additional opportunities to market our group benefits products and services through private exchanges. While we have not observed any material impacts on the Company’s workers’ compensation business or group benefits business, we continue to monitor the impact of the Affordable Care Act on consumer, broker and medical provider behavior for leading indicators of changes in medical costs or loss payments primarily on the Company's workers' compensation and disability liabilities.
Social Security Disability Insurance ("SSDI")
On November 2, 2015, the President signed the Bipartisan Budget Act of 2015 (the "Budget Act"), which, among other things, ensures solvency of the SSDI program through 2022. Prior to the Budget Act's enactment, the SSDI program was projected to become insolvent in 2016, which would have had an impact on the group disability and workers' compensation markets, including reserve impacts and increases in the cost of benefits.
Budget of the United States Government
On February 9, 2016, the Obama Administration released its “Fiscal Year 2017, Budget of the U.S. Government” (the “Budget”). The Budget includes proposals that if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, which are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company's actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If this proposal were enacted, the Company's actual tax expense could increase, reducing earnings.
United States Department of Labor Proposed Rule
In April, 2015, the U.S. Department of Labor (DOL) issued a proposed regulation that would, if finalized in its current form, expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. On January 28, 2016, the DOL submitted its final version of the proposed fiduciary rule to the Office of Management and Budget for review. In its proposed form, the rule could have an adverse impact on our current offerings of certain insurance products and investment products, along with contracts in our run-off lines of business. If enacted in its current form, the proposed rule could impact the way we provide investment-related information and support to financial advisors, plan sponsors, plan participants, plan beneficiaries and Individual Retirement Account (IRA) owners. Because we cannot predict the exact nature and extent of changes that may be made to the proposed rule when finalized, the potential effect on our businesses is undeterminable at this time.
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 12 Commitments and Contingencies of Notes to Consolidated Financial Statements.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.

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
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2015.
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2015 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2015.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Hartford, Connecticut

We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report, dated February 26, 2016, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 26, 2016

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2016 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters”, “Director Nominees" and "Section (16)(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
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

Name	Age	Position with The Hartford and Business Experience
Beth A. Bombara	48
Executive Vice President and Chief Financial Officer (July 2014-present); President of Talcott Resolution (July 2012-July 2014); Senior Vice President and Controller (June 2007-July 2012); Vice President (2004-June 2007)

William A. Bloom	52
Executive Vice President of Operations and Technology (August 2014 - present); President of Global Client Services, EXL (July 2010-July 2014); Executive Vice President, Insurance Operations and Technology, Travelers (November 2006-July 2010); Senior Vice President, Chief Information Officer, Travelers (June 2003-November 2006)

Kathy Bromage	58
Chief Marketing and Communications Officer (June 2015-present); Senior Vice President of Strategy and Marketing, Small Commercial and Senior Vice President of Brand Marketing (July 2012-June 2015); Senior Vice President, eBusiness (October 2010-June 2012); Chief Strategy & Marketing Officer, Personal Lines (April 2004-September 2010)

James E. Davey	51
Executive Vice President and President of The Hartford Mutual Funds (2010-present); Executive Vice President, Retirement Division (2009-2010); Executive Vice President, Employer Markets Group (2008-2009); Senior Vice President, Retirement Plans (2006-2008)

Doug Elliot	55
President (July 2014-present); Executive Vice President and President of Commercial Lines (April 2011-July 2014); President and Chief Executive Officer, HSB Group (July 2007-March 2011); President and Chief Operating Officer, HSB Group (January 2007-June 2007); Senior Advisor, Aspen Insurance Holdings (2006)

Martha Gervasi	54
Executive Vice President, Human Resources (May 2012-present); Senior Vice President, Human Resources (November 2010-May 2012); General Manager Human Resources, SABIC Innovative Plastics & SABIC Americas (January 2010-October 2010); Global Human Resource Leader, SABIC Innovative Plastics (September 2007-January 2010)

Brion Johnson	56
President of Talcott resolution (July 2014-present); Executive Vice President, Chief Investment Officer (May 2012-Present); Chief Financial Officer, Hartford Investment Management Company [1] (October 2011-May 2012); Managing Member, Shoreline Arts & Publishing, LLC (2009-2010); Executive Vice President, PPM America, Inc. (2001-2008)

Scott R. Lewis	53
Senior Vice President and Controller (May 2013-present); Senior Vice President and Chief Financial Officer, Personal Lines (2009-May 2013); Vice President, P&C Financial Reporting and Analysis (2003-2009)

David C. Robinson	50
Executive Vice President and General Counsel (June 2015-present); Senior Vice President and Director of Commercial Markets Law (August 2014-May 2015); Senior Vice President and Head of Enterprise Transformation, Strategy and Corporate Development (April 2012-August 2014); Senior Vice President and Director of Corporate Law (September 2010-April 2012); Senior Vice President and Director of Property & Casualty Law (November 2006-September 2010)

Robert Rupp	63
Executive Vice President and Chief Risk Officer (October 2011-Present); Executive Vice President, Head of Enterprise-Wide Market Risk, BONY Mellon (September 2008-October 2011); Managing Director, Risk Management, JP Morgan Chase (2004-2008)

Raymond J. Sprague	57
Executive Vice President, Personal Lines (March 2015-present); Executive Vice President, Strategy and Business Development (August 2014-March 2015); Senior Vice President of Small Commercial (July 2008-July 2014)

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
Equity Compensation Plan Information
The following table provides information as of December 31, 2015 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan") (collectively the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”). On May 21, 2014, the shareholders of the Company approved the 2014 Stock Plan, which superseded the earlier plans. Pursuant to the provisions of the 2014 Stock Plan, no additional shares may be issued from the 2010 Stock Plan. To the extent that any awards under the 2005 Stock Plan and the 2010 Stock Plan are forfeited, terminated, surrendered, exchanged, expire unexercised or are settled in cash in lieu of stock (including to effect tax withholding) or for the issuance of a lesser number of shares than the number of shares subject to the award, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2014 Stock Plan and such shares shall be added to the total number of shares available under the 2014 Stock Plan. For a description of the 2014 Stock Plan and the ESPP, see Note 17 - Stock Compensation Plans of Notes to Consolidated Financial Statements.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	10,444,158	$33.09	17,030,538
Equity compensation plans not approved by stockholders	—	—	—
Total	10,444,158	$33.09	17,030,538

[1]
The amount shown in this column includes 3,799,849 outstanding options awarded under the 2005 Stock Plan and the 2010 Stock Plan. The amount shown in this column includes 5,868,990 outstanding restricted stock units and 775,319 outstanding performance shares at 100% of target (which excludes 406,979 shares that vested on December 31, 2015, related to the 2013-2015 performance period) as of December 31, 2015 under the 2010 Stock Plan and the 2014 Stock Plan. The maximum number of performance shares that could be awarded is 1,550,638 (200% of target) if the Company achieved the highest performance level. Under the 2010 and 2014 Stock Plans, no more than 500,000 shares in the aggregate can be earned by an individual employee with respect to restricted stock unit and performance share awards made in a single calendar year.  As a result, the number of shares ultimately distributed to an employee with respect to awards made in the same year will be reduced, if necessary, so that the number does not exceed this limit.

[2]	The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.

[3]
Of these shares, 4,944,278 remain available for purchase under the ESPP as of December 31, 2015. 12,086,260 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2014 Stock Plan as of December 31, 2015.

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
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the consolidated financial statement schedules listed in the Index at Item 15.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 26, 2016

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2015	2014	2013
Revenues
Earned premiums	$13,577	$13,336	$13,231
Fee income	1,839	1,996	2,105
Net investment income	3,030	3,154	3,264
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(108)	(64)	(93)
OTTI losses recognized in other comprehensive income (loss) (“OCI”)	6	5	20
Net OTTI losses recognized in earnings	(102)	(59)	(73)
Net realized capital gains on investments transferred at fair value in business disposition by reinsurance	—	—	1,575
Other net realized capital gains (losses)	(54)	75	296
Total net realized capital gains (losses)	(156)	16	1,798
Other revenues	87	112	275
Total revenues	18,377	18,614	20,673
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	10,775	10,805	11,048
Amortization of deferred policy acquisition costs ("DAC")	1,502	1,729	1,794
Insurance operating costs and other expenses	3,772	4,028	4,176
Loss on extinguishment of debt	21	—	213
Reinsurance (gain) loss on dispositions	(28)	(23)	1,574
Interest expense	357	376	397
Total benefits, losses and expenses	16,399	16,915	19,202
Income from continuing operations before income taxes	1,978	1,699	1,471
Income tax expense	305	350	246
Income from continuing operations, net of tax	1,673	1,349	1,225
Income (loss) from discontinued operations, net of tax	9	(551)	(1,049)
Net income	$1,682	$798	$176
Income from continuing operations, net of tax, available to common shareholders per common share
Basic	$4.03	$3.05	$2.71
Diluted	$3.93	$2.93	$2.50
Net income available to common shareholders per common share
Basic	$4.05	$1.81	$0.37
Diluted	$3.96	$1.73	$0.36
Cash dividends declared per common share	$0.78	$0.66	$0.50

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(In millions)	2015	2014	2013
Net income	$1,682	$798	$176
Other comprehensive income (loss):
Changes in net unrealized gain on securities	(1,091)	1,383	(2,431)
Changes in OTTI losses recognized in other comprehensive income	(2)	7	35
Changes in net gain on cash-flow hedging instruments	(20)	42	(320)
Changes in foreign currency translation adjustments	(47)	(99)	(315)
Changes in pension and other postretirement plan adjustments	(97)	(326)	109
OCI, net of tax	(1,257)	1,007	(2,922)
Comprehensive income (loss)	$425	$1,805	$(2,746)
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share and per share data)	2015	2014
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $56,965 and $55,362)	$59,196	$59,384
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $150 and $218)	503	488
Equity securities, available-for-sale, at fair value (cost of $1,135 and $1,027) (includes equity securities, at fair value using the fair value option, of $282 and $348, and variable interest entity assets of $1 and $0)	1,121	1,047
Mortgage loans (net of allowances for loan losses of $23 and $18)	5,624	5,556
Policy loans, at outstanding balance	1,447	1,431
Limited partnerships and other alternative investments (includes variable interest entity assets of $2 and $3)	2,874	2,942
Other investments	120	547
Short-term investments (includes variable interest entity assets, at fair value, of $3 and $16)	1,843	4,883
Total investments	72,728	76,278
Cash (includes variable interest entity assets, at fair value, of $10 and $9)	448	399
Premiums receivable and agents’ balances, net	3,537	3,429
Reinsurance recoverables, net	23,189	22,920
Deferred policy acquisition costs	1,816	1,823
Deferred income taxes, net	3,206	2,897
Goodwill	498	498
Property and equipment, net	974	831
Other assets	1,829	1,236
Separate account assets	120,123	134,702
Total assets	$228,348	$245,013
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,572	$41,444
Other policyholder funds and benefits payable	31,670	32,532
Unearned premiums	5,385	5,255
Short-term debt	275	456
Long-term debt	5,084	5,653
Other liabilities (includes variable interest entity liabilities of $12 and $6)	6,597	6,251
Separate account liabilities	120,123	134,702
Total liabilities	210,706	226,293
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 490,923,222 shares issued	5	5
Additional paid-in capital	8,973	9,123
Retained earnings	12,550	11,191
Treasury stock, at cost — 89,102,038 and 66,507,690 shares	(3,557)	(2,527)
Accumulated other comprehensive income (loss), net of tax	(329)	928
Total stockholders' equity	17,642	18,720
Total liabilities and stockholders’ equity	$228,348	$245,013
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(In millions, except for share data)	2015	2014	2013
Preferred Stock
Balance, beginning of period	$—	$—	$556
Conversion of shares to common stock	—	—	(556)
Balance, end of period	—	—	—
Common Stock	5	5	5
Additional Paid-in Capital, beginning of period	9,123	9,894	10,038
Repurchase of warrants	—	—	(33)
Issuance of shares under incentive and stock compensation plans	(165)	(64)	(105)
Stock-based compensation plans expense	78	88	69
Tax benefit on employee stock options and share-based awards	27	6	3
Conversion of mandatory convertible preferred stock	—	—	556
Issuance of shares for warrant exercise	(90)	(801)	(634)
Additional Paid-in Capital, end of period	8,973	9,123	9,894
Retained Earnings, beginning of period	11,191	10,683	10,745
Net income	1,682	798	176
Dividends on preferred stock	—	—	(10)
Dividends declared on common stock	(323)	(290)	(228)
Retained Earnings, end of period	12,550	11,191	10,683
Treasury Stock, at cost, beginning of period	(2,527)	(1,598)	(1,740)
Treasury stock acquired	(1,250)	(1,796)	(600)
Issuance of shares under incentive and stock compensation plans	184	82	125
Net shares acquired related to employee incentive and stock compensation plans	(54)	(16)	(17)
Issuance of shares for warrant exercise	90	801	634
Treasury Stock, at cost, end of period	(3,557)	(2,527)	(1,598)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	928	(79)	2,843
Total other comprehensive income (loss)	(1,257)	1,007	(2,922)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(329)	928	(79)
Total Stockholders’ Equity	$17,642	$18,720	$18,905
Common Shares Outstanding, beginning of period (in thousands)	424,416	453,290	436,306
Treasury stock acquired	(28,431)	(49,518)	(19,235)
Issuance of shares under incentive and stock compensation plans	4,877	2,003	2,136
Return of shares under incentive and stock compensation plans and other to treasury stock	(1,311)	(439)	(592)
Conversion of mandatory convertible preferred shares	—	—	21,178
Issuance of shares for warrant exercise	2,270	19,080	13,497
Common Shares Outstanding, end of period	401,821	424,416	453,290
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2015	2014	2013
Operating Activities
Net income	$1,682	$798	$176
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs	1,502	1,729	2,701
Additions to deferred policy acquisition costs	(1,390)	(1,364)	(1,330)
Net realized capital (gains) losses	156	141	(1,149)
Depreciation and amortization	373	276	189
(Gain) loss on sale of business	(6)	653	102
Loss on extinguishment of debt	21	—	213
Reinsurance (gain) loss on disposition	(28)	(23)	1,574
Other operating activities, net	153	203	69
Change in assets and liabilities:
Increase (decrease) in reserve for future policy benefits and unpaid loss and loss adjustment expenses and unearned premiums	305	226	(308)
Decrease (increase) in reinsurance recoverables	146	(22)	(561)
Decrease (increase) in receivables and other assets	183	(122)	(409)
(Decrease) increase in payables and accruals	(704)	(937)	497
Increase (decrease) in accrued and deferred income taxes	363	328	(526)
Net disbursements from investment contracts related to policyholder funds — international variable annuities	—	(3,993)	(9,189)
Net decrease in equity securities, trading	—	3,993	9,188
Net cash provided by operating activities	2,756	1,886	1,237
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	25,946	25,309	40,266
Fixed maturities, fair value option	181	401	322
Equity securities, available-for-sale	1,319	354	274
Mortgage loans	792	646	468
Partnerships	624	490	368
Payments for the purchase of:
Fixed maturities, available-for-sale	(27,744)	(22,545)	(35,446)
Fixed maturities, fair value option	(251)	(369)	(150)
Equity securities, available-for-sale	(1,454)	(683)	(212)
Mortgage loans	(870)	(604)	(718)
Partnerships	(620)	(312)	(353)
Proceeds from business sold	—	963	815
Net proceeds from (payments for) derivatives	(173)	10	(2,208)
Net decrease in policy loans	(30)	(11)	(5)
Net additions to property and equipment	(307)	(121)	(64)
Net proceeds from (payments for) short-term investments	3,071	(1,814)	318
Other investing activities, net	1	(18)	70
Net cash provided by investing activities	485	1,696	3,745
Financing Activities
Deposits and other additions to investment and universal life-type contracts	4,718	5,289	5,942
Withdrawals and other deductions from investment and universal life-type contracts	(17,085)	(21,870)	(25,034)
Net transfers from separate accounts related to investment and universal life-type contracts	11,046	14,366	16,978
Repayments at maturity or settlement of consumer notes	(33)	(13)	(77)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	507	—	(1,988)
Repurchase of warrants	—	—	(33)
Repayment of debt	(773)	(200)	(1,338)
Proceeds from the issuance of debt	—	—	533
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	42	30	20
Treasury stock acquired	(1,250)	(1,796)	(600)
Dividends paid on preferred stock	—	—	(21)
Dividends paid on common stock	(316)	(282)	(202)
Net cash used for financing activities	(3,144)	(4,476)	(5,820)
Foreign exchange rate effect on cash	(48)	(135)	(155)
Net increase (decrease) in cash	49	(1,029)	(993)
Cash — beginning of period	399	1,428	2,421
Cash — end of period	$448	$399	$1,428
Supplemental Disclosure of Cash Flow Information
Income tax refunds received (payments)	$80	$313	$(69)
Interest paid	$361	$377	$402
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
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK"), to ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation, a Japanese company. The operations of the Company's HLIKK business are reported as discontinued operations. For further information regarding the sale of HLIKK and discontinued operations, see the following Discontinued Operations section and Note 18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements.
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
For further discussion of these transactions, see Note18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements.
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
Consolidation
The Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but is not required to consolidate are reported using the equity method. For further information on VIEs see Note 6 - Investments and Derivative Instruments of the Notes to Consolidated Financial Statements. All intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.
Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. When a component is identified for discontinued operations reporting, amounts for prior periods are retrospectively reclassified as discontinued operations. Prior to January 1, 2015, components were identified as discontinued operations if the operations and cash flows of the component had been or would be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company would not have any significant continuing involvement in the operations of the component after the disposal transaction. For transactions occurring January 1, 2015 or later, under updated guidance issued by the Financial Accounting Standards Board ("FASB"), components are identified as discontinued operations if they are a major part of an entity's operations and financial results such as a separate major line of business or a separate major geographical area of operations regardless of whether the Company has significant continuing involvement in the operations of the component after the disposal transaction. For information on the specific discontinued operations, see Note 18 - Discontinued Operations and Business Dispositions of the Notes to Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

The most significant estimates include those used in determining property and casualty insurance product reserves, net of reinsurance; estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; evaluation of goodwill for impairment; valuation of investments and derivative instruments; valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Future Adoption of New Accounting Standards
Financial Instruments
In January 2016, the FASB issued updated guidance for the recognition and measurement of financial instruments. The new guidance will require investments in equity securities to be measured at fair value with changes in fair value reported in net income except for those equity securities that result in consolidation or are accounted for under the equity method of accounting. The new guidance will also require a deferred tax asset resulting from net unrealized losses on available-for-sale fixed maturities that are recognized in accumulated other comprehensive income (“OCI”) to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under existing guidance, the Company measures investments in equity securities, available-for-sale, at fair value with changes in fair value reported in OCI. As required, the Company will adopt the guidance effective January 1, 2018 through a cumulative effect adjustment to retained earnings. Early adoption is not allowed. The impact to the Company will be increased volatility in net income beginning in 2018. Any difference in the evaluation of deferred tax assets may also affect stockholders equity. Cash flows will not be affected. The impact will depend on the composition of the Company’s investment portfolio in the future and changes in fair value of the Company’s investments. As of December 31, 2015, equity securities available-for-sale totaled $839, with unrealized losses of $2 in accumulated OCI that would have been classified in retained earnings. Had the new accounting guidance been in place since the beginning of 2015, the Company would have recognized mark-to-market unrealized losses of $17 after-tax in net income for the year ended December 31, 2015.
Consolidation
The FASB issued updated consolidation guidance. The updates revise existing guidance for when to consolidate VIEs and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed to be a variable interest in an entity. The updates also modify consolidation guidance for determining whether limited partnerships are VIEs or voting interest entities. This guidance is effective January 1, 2016, and may be applied fully retrospectively or through a cumulative effect adjustment to retained earnings as of the adoption (modified retrospective approach). The Company will adopt the guidance using a modified retrospective approach effective as of January 1, 2016 and upon adoption, the new guidance will not have a material effect on the Company’s Consolidated Financial Statements.
Revenue Recognition
The FASB issued updated guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services, and this accounting guidance is similar to current accounting for many transactions. This guidance is effective retrospectively on January 1, 2018, with a choice of restating prior periods or recognizing a cumulative effect for contracts in place as of the adoption. Early adoption is permitted as of January 1, 2017. The Company has not yet determined its method for adoption or estimated the effect of the adoption on the Company’s Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Revenue Recognition
Property and casualty insurance premiums are earned on a pro rata basis over the policy period and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The Company charges off any balances that are determined to be uncollectible. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the Consolidated Balance Sheets was $134 and $131 as of December 31, 2015 and 2014, respectively.
Traditional life products' premiums are recognized as revenue when due from policyholders. Group life, disability and accident premiums are generally both due from policyholders and recognized as revenue on a pro rata basis over the period of the contracts.
Fee income for variable annuity and other universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. Amounts representing account value collected from policyholders for investment and universal life-type contracts are considered deposits and are not included in revenue. Unearned revenue reserves, representing amounts assessed as consideration for policy origination of a universal life-type contract, are deferred and recognized in income over the period benefited.
The Company provides investment management, administrative and distribution services to mutual funds. The Company earns fees from these mutual funds which are primarily based on the average daily net asset values of the mutual funds and recorded as fee income in the period in which the services are provided. Commission fees are based on the sale proceeds and recognized at the time of the transaction. Transfer agent fees are assessed as a charge per account and recognized as fee income in the period in which the services are provided.
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
Net written premiums for participating property and casualty insurance policies represented 10%, 9% and 10% of total net written premiums for the years ended December 31, 2015, 2014 and 2013, respectively. Participating dividends to property and casualty policyholders were $17, $15 and $16 for the years ended December 31, 2015, 2014 and 2013, respectively.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, redeemable preferred stock and commercial paper. Most of these investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as available-for-sale ("AFS") and are carried at fair value. The after-tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”), after adjustments for the effect of deducting certain life and annuity deferred policy acquisition costs and reserve adjustments. Also included in equity securities, AFS are certain equity securities for which the Company elected the fair value option. These equity securities are carried at fair value with changes in value recorded in realized capital gains and losses on the Company's Consolidated Statements of Operations. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value with changes in value recorded in realized capital gains and losses. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds on a one-month delay. Accordingly, income for the years ended December 31, 2015, 2014, and 2013 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships and other alternative investments’ general partners. In addition, for investments in a wholly-owned hedge fund of funds, the Company recognizes changes in the fair value of the underlying funds in net investment income, which is consistent with accounting requirements for investment companies. Other investments primarily consist of derivative instruments which are carried at fair value.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in fixed maturities and equity securities FVO, and derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, ineffectiveness on derivatives that qualify for hedge accounting treatment, and the change in value of derivatives in certain fair-value hedge relationships and their associated hedged asset. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies as discussed in Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends will be recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings; however, for a portion of those investments, the Company uses investment fund accounting applied to a wholly-owned fund of funds. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2015, 2014 and 2013.
Derivative Instruments
Overview
The Company utilizes a variety of over-the-counter ("OTC") derivative investments, including transactions cleared through a central clearing house ("OTC-cleared"), and exchange-traded derivative instruments as part of its overall risk management strategy. The types of instruments may include swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into synthetic replication transactions.

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
Option contracts grant the purchaser, for a premium payment, the right to either purchase from or sell to the issuer a financial instrument at a specified price, within a specified period or on a stated date. The contracts may reference commodities, which grant the purchaser the right to either purchase from or sell to the issuer commodities at a specified price, within a specified period or on a stated date. Option contracts are typically settled in cash.
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
The Company also clears interest rate swap and certain credit default swap derivative transactions through central clearing houses. OTC-cleared derivatives require initial collateral at the inception of the trade in the form of cash or highly liquid collateral, such as U.S. Treasuries and government agency investments. Central clearing houses also require additional cash collateral as variation margin based on daily market value movements. For information on collateral, see the derivative collateral arrangements section in Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statement. In addition, OTC-cleared transactions include price alignment interest either received or paid on the variation margin, which is reflected in net investment income. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements.
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
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values, cash flows or net investment in foreign operations of hedged items. Hedge effectiveness is assessed primarily using quantitative methods as well as using qualitative methods. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method”, or the “Dollar Offset Method”.
Discontinuance of Hedge Accounting
The Company discontinues hedge accounting prospectively when (1) it is determined that the qualifying criteria are no longer met; (2) the derivative is no longer designated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.
When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. Changes in the fair value of the hedged item attributable to the hedged risk is no longer adjusted through current period earnings and the existing basis adjustment is amortized to earnings over the remaining life of the hedged item through the applicable earnings component associated with the hedged item.
When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings.
In other situations in which hedge accounting is discontinued, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are reclassified into earnings when earnings are impacted by the hedged item.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Embedded Derivatives
The Company purchases and has previously issued financial instruments and products that contain embedded derivative instruments. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.
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
Reinsurance
The Company cedes insurance to affiliated and unaffiliated insurers in order to limit its maximum losses and to diversify its exposures and provide statutory surplus relief. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers and is a member of and participates in reinsurance pools and associations. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies or pools have underwritten.
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
Premiums, benefits, losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Included in reinsurance recoverables are balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance. Changes in the allowance for uncollectible reinsurance are reported in benefits, losses and loss adjustment expenses in the Company's Consolidated Statements of Operations.
The Company evaluates the financial condition of its reinsurers and concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by the Company. The Company entered into two reinsurance transactions upon completion of the sales of its Retirement Plans and Individual Life businesses in 2013. For further discussion of these transactions, see Note 18 - Discontinued Operations and Business Dispositions and Note 5 - Reinsurance of Notes to Consolidated Financial Statements.
Deferred Policy Acquisition Costs
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
For life insurance products, the DAC asset related to most universal life-type contracts (including variable annuities) is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities in the Company’s Consolidated Balance Sheets, such as sales inducement assets (“SIA”). Components of EGPs are also used to determine reserves for universal life-type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, life-contingent guaranteed minimum withdrawal and universal life insurance secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.
For most life insurance product contracts, including variable annuities, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; full surrender and partial withdrawal rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs.
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
In the fourth quarter of 2015, the Company completed a comprehensive policyholder behavior assumption study which resulted in a non-market related after-tax benefit and incorporated the results of that study into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and will revise its policyholder assumptions if credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the variable annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC and SIA amortization models, as well as, the death and other insurance benefit reserving models.
All assumption changes that affect the estimate of future EGPs including the update of current account values, the use of the RTM estimation technique and policyholder behavior assumptions are considered an Unlock in the period of revision. An Unlock adjusts the DAC, SIA and death and other insurance benefit reserve balances in the Consolidated Balance Sheets with an offsetting benefit or charge in the Consolidated Statements of Operations in the period of the revision. An Unlock revises EGPs to reflect the Company’s current best estimate assumptions. The Company also tests the aggregate recoverability of DAC by comparing the existing DAC balance to the present value of future EGPs. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
Income Taxes
The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. A deferred tax provision is recorded for the tax effects of differences between the Company's current taxable income and its income before tax under generally accepted accounting principles in the Consolidated Statements of Operations. For deferred tax assets, the Company records a valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

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
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations, including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections and assets under management for certain reporting units and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease, increasing the possibility of impairments.
Property and Equipment
Property and equipment which includes capitalized software is carried at cost net of accumulated depreciation and amortization. Depreciation and amortization is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $2.3 billion and $2.3 billion as of December 31, 2015 and 2014, respectively. Depreciation expense was $164, $198, and $174 for the years ended December 31, 2015, 2014 and 2013, respectively.
Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable account value portion of variable annuity and variable life insurance products and institutional and governmental investment contracts within separate accounts. Separate account assets are reported at fair value and separate account liabilities are reported at amounts consistent with separate account assets. Investment income and gains and losses from those separate account assets accrue directly to the policyholder, who assumes the related investment risk, and are offset by change in the related liability with changes reported in the same line item in the Consolidated Statements of Operations. The Company earns fees for investment management, certain administrative expenses, and mortality and expense risks assumed which are reported in fee income.
Certain contracts classified as universal life-type include death and other insurance benefit features including guaranteed minimum death benefit ("GMDB"), guaranteed minimum income benefit ("GMIB"), and guaranteed minimum withdrawal benefit ("GMWB") riders offered with variable annuity contracts, or secondary guarantee benefits offered with universal life insurance contracts. GMWBs that represent embedded derivatives are accounted for at fair value. Universal life insurance secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. For the Company's GMWB products, the withdrawal benefit can exceed the guaranteed remaining balance ("GRB"), which is generally equal to premiums less withdrawals. These GMDBs, GMIBs, the life-contingent portion of GMWBs and the universal life insurance secondary guarantees require an additional liability be held above the account value liability representing the policyholders’ funds. This liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.
The death and other insurance benefit liability is determined by estimating the expected present value of the benefits in excess of the policyholder’s expected account value in proportion to the present value of total expected fees. The liability is accrued as actual fees are earned. The expected present value of benefits and fees are generally derived from a set of stochastic scenarios, that have been calibrated to our RTM separate account returns, and assumptions including market rates of return, volatility, discount rates, lapse rates and mortality experience. Consistent with the Company’s policy on the Unlock, the Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefits, losses and loss adjustment expense. For further information on the Unlock, see the Deferred Policy Acquisition Costs accounting policy section within this footnote.
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
The Hartford establishes property and casualty insurance product reserves to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported, and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The uncertainties involved with the reserving process have become increasingly difficult due to a number of complex factors including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.
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
Most of the Company’s property and casualty insurance products reserves are not discounted. However, the Company has discounted to present value certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies at an average interest rate of 3.24% and 3.50% in 2015 and 2014, respectively. These discounted reserves totaled approximately $1.1 billion and $1.0 billion at December 31, 2015 and 2014. The Company also has discounted liabilities for structured settlement agreements that provide fixed periodic payments to claimants. These structured settlements include annuities purchased to fund unpaid losses for permanently disabled claimants. Most of the annuities have been issued by the Company and these structured settlements are recorded at present value as annuity obligations, either within the reserve for future policy benefits if the annuity benefits are life-contingent or within other policyholder funds and benefits payable if the annuity benefits are not life-contingent. Annuities issued by the Company to fund structured settlement payments where the claimant has not released the Company of its obligation totaled $746 and $776 as of December 31, 2015 and 2014, respectively. These structured settlement liabilities were discounted to present value using an average interest rate of 6.68% in 2015 and 6.67% in 2014.
Life Insurance Products
Liabilities for future policy benefits are calculated by the net level premium method using interest, withdrawal and mortality assumptions appropriate at the time the policies were issued. The methods used in determining the liability for unpaid losses and future policy benefits are standard actuarial methods. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations.
Liabilities for the Company’s group life and disability contracts, as well as its individual term life insurance policies, include amounts for unpaid losses and future policy benefits. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims, as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. These reserve estimates are based on known facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by consideration of various external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process. Group life and disability contracts with long tail claim liabilities are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. These reserves were discounted to present value using a weighted average interest rate of 4.41% in 2015 and 4.53% in 2014.
Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable consist of non-variable account values associated with variable annuity and other universal life-type contracts and investment contracts.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share.

	For the years ended December 31,
(In millions, except for per share data)	2015	2014	2013
Earnings
Income from continuing operations
Income from continuing operations, net of tax	$1,673	$1,349	$1,225
Less: Preferred stock dividends	—	—	10
Income from continuing operations, net of tax, available to common shareholders	1,673	1,349	1,215
Add: Dilutive effect of preferred stock dividends	—	—	10
Income from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$1,673	$1,349	$1,225
Income (loss) from discontinued operations, net of tax	$9	$(551)	$(1,049)
Net income
Net income	$1,682	$798	$176
Less: Preferred stock dividends	—	—	10
Net income available to common shareholders	1,682	798	166
Add: Dilutive effect of preferred stock dividends	—	—	10
Net income available to common shareholders and assumed conversion of preferred shares	$1,682	$798	$176
Shares
Weighted average common shares outstanding, basic	415.5	441.8	447.7
Dilutive effect of warrants	4.7	12.1	32.2
Dilutive effect of stock-based awards under compensation plans	5.0	6.3	4.5
Dilutive effect of mandatory convertible preferred shares	—	—	6.2
Weighted average shares outstanding and dilutive potential common shares [1]	425.2	460.2	490.6
Earnings (loss) per common share
Basic
Income from continuing operations, net of tax, available to common shareholders	$4.03	$3.05	$2.71
Income (loss) from discontinued operations, net of tax	0.02	(1.24)	(2.34)
Net income available to common shareholders	$4.05	$1.81	$0.37
Diluted
Income from continuing operations, net of tax, available to common shareholders	$3.93	$2.93	$2.50
Income (loss) from discontinued operations, net of tax	0.03	(1.20)	(2.14)
Net income available to common shareholders	$3.96	$1.73	$0.36

[1]	For additional information, see Note 13 - Equity and Note 17 - Stock Compensation Plans of Notes to Consolidated Financial Statements.
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
The Company’s reporting segments, as well as the Corporate category, are as follows:
Commercial Lines
Commercial Lines provides workers’ compensation, property, automobile, marine, livestock, liability and umbrella coverages primarily throughout the U.S., along with a variety of customized insurance products and risk management services including professional liability, bond, surety, and specialty casualty coverages.
Personal Lines
Personal Lines provides standard automobile, homeowners and personal umbrella coverages to individuals across the U.S., including a special program designed exclusively for members of AARP.
Property & Casualty Other Operations
Property & Casualty Other Operations includes certain property and casualty operations, managed by the Company, that have discontinued writing new business and includes substantially all of the Company’s asbestos and environmental exposures.
Group Benefits
Group Benefits provides employers, associations and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health.
Mutual Funds
Mutual Funds offers investment products for retail and retirement accounts and provides investment management and administrative services such as product design, implementation and oversight. This business also includes a portion of the run off of the mutual funds which support the Company's variable annuity products.
Talcott Resolution
Talcott Resolution is comprised of runoff business from the Company's individual annuity, institutional, and private-placement life insurance businesses. The Company's individual annuity business consists of variable, fixed, and payout annuity products. In addition, Talcott Resolution includes the retained yen denominated fixed payout annuity liabilities, as well as the Company's discontinued operations from HLIKK prior to its sale in 2014.
Corporate
The Company includes in the Corporate category the Company’s capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	For the years ended December 31,
Revenues	2015	2014	2013
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$3,051	$2,971	$2,975
Property	637	559	521
Automobile	614	591	579
Package business	1,203	1,163	1,139
Liability	567	582	566
Bond	218	210	201
Professional liability	221	213	222
Total Commercial Lines	6,511	6,289	6,203
Personal Lines
Automobile	2,671	2,613	2,522
Homeowners	1,202	1,193	1,138
Total Personal Lines [1]	3,873	3,806	3,660
Property & Casualty Other Operations	32	1	1
Group Benefits
Group disability	1,479	1,450	1,452
Group life	1,477	1,478	1,717
Other	180	167	161
Total Group Benefits	3,136	3,095	3,330
Mutual Funds
Mutual Fund	607	586	520
Talcott	116	137	148
Total Mutual Funds	723	723	668
Talcott Resolution	1,133	1,407	1,463
Corporate	8	11	11
Total earned premiums and fee income	15,416	15,332	15,336
Net investment income:
Securities available-for-sale and other	3,030	3,153	3,263
Equity securities, trading	—	1	1
Total net investment income	3,030	3,154	3,264
Net realized capital gains (loss)	(156)	16	1,798
Other revenues	87	112	275
Total revenues	$18,377	$18,614	$20,673

[1]	For 2015, 2014 and 2013, AARP members accounted for earned premiums of $3.2 billion, $3.0 billion and $2.9 billion, respectively.
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	For the years ended December 31,
Net income (loss)	2015	2014	2013
Commercial Lines	$1,003	$983	$870
Personal Lines	187	207	229
Property & Casualty Other Operations	(53)	(108)	(2)
Group Benefits	187	191	192
Mutual Funds	86	87	76
Talcott Resolution	430	(187)	(634)
Corporate	(158)	(375)	(555)
Net income	$1,682	$798	$176

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Amortization of deferred policy acquisition costs	2015	2014	2013
Commercial Lines	$951	$919	$905
Personal Lines	359	348	332
Group Benefits	31	32	33
Mutual Funds	22	28	39
Talcott Resolution	139	402	485
Total amortization of deferred policy acquisition costs	$1,502	$1,729	$1,794

	For the years ended December 31,
Income tax expense (benefit)	2015	2014	2013
Commercial Lines	$409	$385	$320
Personal Lines	82	92	100
Property & Casualty Other Operations	(47)	(51)	(20)
Group Benefits	63	63	63
Mutual Funds	48	49	42
Talcott Resolution	(17)	16	(7)
Corporate	(233)	(204)	(252)
Total income tax expense	$305	$350	$246

	As of December 31,
Assets	2015	2014
Commercial Lines	$28,388	$28,451
Personal Lines	6,147	5,983
Property & Casualty Other Operations	4,562	4,328
Group Benefits	9,666	9,686
Mutual Funds	449	443
Talcott Resolution	175,319	191,801
Corporate	3,817	4,321
Total assets	$228,348	$245,013

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements

Fair value is determined based on the "exit price" notion which is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Financial instruments carried at fair value in the Company's Consolidated Financial Statements include fixed maturity and equity securities, AFS; fixed maturities and equity securities, FVO; short-term investments; freestanding and embedded derivatives; certain limited partnerships and other alternative investments; separate account assets and certain other liabilities. The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The Company categorizes its assets and liabilities measured at estimated fair value based on whether the significant inputs into the valuation are observable. The fair value hierarchy categorizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).

Level 1	Unadjusted quoted prices for identical assets, or liabilities, in active markets that the Company has the ability to access at the measurement date.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability, or prices for similar assets and liabilities.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily within illiquid markets and/or priced by independent brokers.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

The following tables present assets and (liabilities) carried at fair value by hierarchy level.

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$2,499	$—	$2,462	$37
Collateralized debt obligations ("CDOs")	3,038	—	2,497	541
Commercial mortgage-backed securities ("CMBS")	4,717	—	4,567	150
Corporate	26,802	—	25,948	854
Foreign government/government agencies	1,308	—	1,248	60
Municipal	12,121	—	12,072	49
Residential mortgage-backed securities ("RMBS")	4,046	—	2,424	1,622
U.S. Treasuries	4,665	740	3,925	—
Total fixed maturities	59,196	740	55,143	3,313
Fixed maturities, FVO	503	2	485	16
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	1,121	874	154	93
Derivative assets
Credit derivatives	21	—	21	—
Foreign exchange derivatives	15	—	15	—
Interest rate derivatives	(227)	—	(227)	—
GMWB hedging instruments	111	—	27	84
Macro hedge program	74	—	—	74
Other derivative contracts	7	—	—	7
Total derivative assets [2]	1	—	(164)	165
Short-term investments	1,843	333	1,510	—
Limited partnerships and other alternative investments [3]	622	—	548	74
Reinsurance recoverable for GMWB	83	—	—	83
Modified coinsurance reinsurance contracts	79	—	79	—
Separate account assets [4]	118,174	78,110	39,559	505
Total assets accounted for at fair value on a recurring basis	$181,633	$80,070	$97,314	$4,249
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(262)	$—	$—	$(262)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(288)	—	—	(288)
Derivative liabilities
Credit derivatives	(16)	—	(16)	—
Equity derivatives	41	—	41	—
Foreign exchange derivatives	(374)	—	(374)	—
Interest rate derivatives	(569)	—	(547)	(22)
GMWB hedging instruments	47	—	(4)	51
Macro hedge program	73	—	—	73
Total derivative liabilities [5]	(798)	—	(900)	102
Total liabilities accounted for at fair value on a recurring basis	$(1,086)	$—	$(900)	$(186)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,472	$—	$2,350	$122
CDOs	2,841	—	2,218	623
CMBS	4,415	—	4,131	284
Corporate	27,359	—	26,319	1,040
Foreign government/government agencies	1,636	—	1,577	59
Municipal	12,871	—	12,805	66
RMBS	3,918	—	2,637	1,281
U.S. Treasuries	3,872	106	3,766	—
Total fixed maturities	59,384	106	55,803	3,475
Fixed maturities, FVO	488	—	396	92
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	1,047	786	163	98
Derivative assets
Credit derivatives	8	—	10	(2)
Equity derivatives	3	—	—	3
Interest rate derivatives	129	—	113	16
GMWB hedging instruments	119	—	5	114
Macro hedge program	93	—	—	93
Other derivative contracts	12	—	—	12
Total derivative assets [2]	364	—	128	236
Short-term investments	4,883	349	4,534	—
Limited partnerships and other alternative investments [3]	770	—	581	189
Reinsurance recoverable for GMWB	56	—	—	56
Modified coinsurance reinsurance contracts	34	—	34	—
Separate account assets [4]	132,211	91,537	40,096	578
Total assets accounted for at fair value on a recurring basis	$199,248	$92,789	$101,735	$4,724
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(139)	$—	$—	$(139)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(165)	—	—	(165)
Derivative liabilities
Credit derivatives	(16)	—	(9)	(7)
Equity derivatives	28	—	25	3
Foreign exchange derivatives	(445)	—	(445)	—
Interest rate derivatives	(597)	—	(574)	(23)
GMWB hedging instruments	55	—	(1)	56
Macro hedge program	48	—	—	48
Total derivative liabilities [5]	(927)	—	(1,004)	77
Consumer notes [6]	(3)	—	—	(3)
Total liabilities accounted for at fair value on a recurring basis	$(1,095)	$—	$(1,004)	$(91)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

[1]	Included in other investments on the Consolidated Balance Sheets.

[2]
Includes OTC and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of December 31, 2015 and 2014, $283 and $413, respectively, of cash collateral liability was netted against the derivative asset value in the Consolidated Balance Sheets and is excluded from the preceding table. See footnote 5 for derivative liabilities.

[3]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[4]
Approximately $1.8 billion and $2.5 billion of investment sales receivable, as of December 31, 2015 and 2014, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

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
Valuation Techniques, Procedures and Controls
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
Fixed Maturities, Equity Securities and Short-term Investments
The fair value of fixed maturities, equity securities, and short-term investments in an active and orderly market (e.g., not distressed or forced liquidation) are determined by management using a "waterfall" approach after considering the following pricing sources: quoted prices for identical assets or liabilities, prices from third-party pricing services, independent broker quotations, or internal matrix pricing processes. Typical inputs used by these pricing sources include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and/or estimated cash flows, prepayment speeds, and default rates. Most fixed maturities do not trade daily. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services utilize matrix pricing to derive security prices. Matrix pricing relies on securities' relationships to other benchmark quoted securities, which trade more frequently. Pricing services utilize recently reported trades of identical or similar securities making adjustments through the reporting date based on the preceding outlined available market observable information. If there are no recently reported trades, the third-party pricing services may develop a security price using expected future cash flows based upon collateral performance and discounted at an estimated market rate. Both matrix pricing and discounted cash flow techniques develop prices by factoring in the time value for cash flows and risk, including liquidity and credit.
Prices from third-party pricing services may be unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.
The Company utilizes an internally developed matrix pricing process for private placement securities for which the Company is unable to obtain a price from a third-party pricing service. The Company's process is similar to the third-party pricing services. The Company develops credit spreads each month using market based data for public securities adjusted for credit spread differentials between public and private securities which are obtained from a survey of multiple private placement brokers. The credit spreads determined through this survey approach are based upon the issuer’s financial strength and term to maturity, utilizing independent public security index and trade information and adjusting for the non-public nature of the securities. Credit spreads combined with risk-free rates are applied to contractual cash flows to develop a price.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

The Securities Working Group performs ongoing analyses of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. As a part of these analyses, the Company considers trading volume, new issuance activity and other factors to determine whether the market activity is significantly different than normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models utilizing spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly and approved by the Valuation Committee.
The Company conducts other specific monitoring controls around pricing. Daily analyses identify price changes over 3% for fixed maturities and 5% for equity securities and trade prices for both debt and equity securities that differ over 3% to the current day's price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that have not changed, and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends, and back testing recent trades.
The Company has analyzed the third-party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Most prices provided by third-party pricing services are classified into Level 2 because the inputs used in pricing the securities are observable. Due to the lack of transparency in the process that brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated with observable market data.
Derivative Instruments, including Embedded Derivatives within Investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2015 and 2014, 96% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models, including discounted cash flow models and option-pricing models that utilize present value techniques, or quoted market prices. The remaining derivatives were priced by broker quotations.
The Derivatives Working Group performs ongoing analyses of the valuations, assumptions and methodologies used to ensure that the prices represent a reasonable estimate of the fair value. The Company performs various controls on derivative valuations which include both quantitative and qualitative analyses. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. On a daily basis, market valuations are compared to counterparty valuations for OTC derivatives. There are monthly analyses to identify market value changes greater than pre-defined thresholds, stale prices, missing prices, and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives and all new deals during the month. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.
The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified with the same fair value hierarchy level as the associated assets and liabilities. Therefore, the realized and unrealized gains and losses on derivatives reported in the Level 3 rollforward may be offset by realized and unrealized gains and losses of the associated assets and liabilities in other line items of the financial statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Limited Partnerships and Other Alternative Investments
The portion of limited partnerships and other alternative investments recorded at fair value includes hedge funds for which investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. Fair value is determined for these funds using the NAV, as a practical expedient, calculated on a monthly basis, and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company regularly assesses impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Any funds that are subject to significant liquidity restrictions are reported in Level 3; all others are classified as Level 2.
Valuation Inputs for Investments
For Level 1 investments, which are comprised of on-the-run U.S. Treasuries, money market funds, exchange-traded equity securities, open-ended mutual funds, short-term investments, and exchange traded futures and option contracts, valuations are based on quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
For the Company’s Level 2 and 3 debt securities, typical inputs used by pricing techniques include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and/or estimated cash flows, prepayment speeds, and default rates. Derivative instruments are valued using mid-market inputs that are predominantly observable in the market.
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is included in the following discussion:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets, as well as, certain hedge funds and derivative instruments.

•
ABS, CDOs, CMBS and RMBS – Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, and credit default swap indices. ABS and RMBS prices also include estimates of the rate of future principal prepayments over the remaining life of the securities. These estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies – Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging market economies.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Credit derivatives – Primary inputs include the swap yield curve and credit default swap curves.

•	Foreign exchange derivatives – Primary inputs include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Primary input is the swap yield curve.

•	Equity derivatives – Primary inputs include equity index levels.

•
Limited partnerships and other alternative investments – Primary inputs include a NAV for investment companies with no redemption restrictions as reported on their U.S. GAAP financial statements, which are generally on a one-month delay.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Level 3
Most of the Company's securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate ("CRE") CDOs and RMBS primarily backed by sub-prime loans. Also included in Level 3 are securities valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in the preceding noted Level 2 measurements, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including certain municipal securities, foreign government/government agency securities, and bank loans. Primary inputs for these long-dated securities are consistent with the typical inputs used in the preceding noted Level 1 and Level 2 measurements, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Significant inputs for Level 3 derivative contracts primarily include the typical inputs used in the preceding noted Level 1 and Level 2 measurements; but also include equity and interest rate volatility and swap yield curves beyond observable limits, and commodity price curves.

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
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $1.9 billion and $2.5 billion, for the years ended December 31, 2015 and 2014, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the years ended December 31, 2015 and 2014, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the years ended December 31, 2015 and 2014, for the transfers into and out of Level 3.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Value
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value. The tables exclude ABS, CRE CDOs, index options and certain corporate securities for which fair values are predominately based on broker quotations.

	As of December 31, 2015
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum		Maximum		Weighted Average [1]		Impact of Increase in Input on Fair Value [2]
CMBS [3]	$122	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	31 bps		1,505 bps		266 bps		Decrease
Corporate [3]	339	Discounted cash flows	Spread	63 bps		800 bps		306 bps		Decrease
Municipal [3]	31	Discounted cash flows	Spread	193 bps		193 bps		193 bps		Decrease
RMBS	1,622	Discounted cash flows	Spread	30 bps		1,696 bps		178 bps		Decrease
			Constant prepayment rate	—%		20.0%		2.0%		Decrease [4]
			Constant default rate	1.0%		10.0%		6.0%		Decrease
			Loss severity	—%		100.0%		78.0%		Decrease
	As of December 31, 2014
CMBS	$284	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	46	bps	2,475	bps	284	bps	Decrease
Corporate [3]	568	Discounted cash flows	Spread	123	bps	765	bps	279	bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	212	bps	212	bps	212	bps	Decrease
RMBS	1,281	Discounted cash flows	Spread	23	bps	1,904	bps	142	bps	Decrease
			Constant prepayment rate	—%		7.0%		2.0%		Decrease [4]
			Constant default rate	1.0%		14.0%		7.0%		Decrease
			Loss severity	—%		100.0%		78.0%		Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Level 3 CMBS, corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as noted in the following discussion.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

	As of December 31, 2015
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(30)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions [2]	8	Option model	Interest rate volatility	1%	2%	Increase
GMWB hedging instruments
Equity variance swaps	(31)	Option model	Equity volatility	19%	21%	Increase
Equity options	35	Option model	Equity volatility	27%	29%	Increase
Customized swaps	131	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program [3]
Equity options	179	Option model	Equity volatility	14%	28%	Increase
	As of December 31, 2014
Interest rate derivative
Interest rate swaps	(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions	22	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	46	Option model	Equity volatility	22%	34%	Increase
Customized swaps	124	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	141	Option model	Equity volatility	27%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	The swaptions presented are purchased options that have the right to enter into a pay-fixed swap.

[3]	Level 3 macro hedge derivatives excludes those for which the Company bases fair value on broker quotations as noted in the following discussion.
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, index options and corporate. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the year ended December 31, 2015, no significant adjustments were made by the Company to broker prices received.
As of December 31, 2015 and 2014, excluded from the preceding tables are hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value which total $74 and $189, respectively, of Level 3 assets. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Product Derivatives
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB provides the policyholder with a guaranteed remaining balance ("GRB") which is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. If the policyholder’s account value is reduced to a specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. The non-life contingent GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s non-life contingent GMWB liability is reported in other policyholder funds and benefits payable in the Consolidated Balance Sheets. The notional value of the embedded derivative is the GRB.
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
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWBs classified as embedded derivatives are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of these GMWBs and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer to or receive from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described in the following discussion is unobservable in the marketplace and requires subjectivity by the Company in determining its value. Oversight of the Company's valuation policies and processes for product and GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company's valuation model as well as associated controls.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

At each valuation date, the Company assumes expected returns based on:

•	risk-free rates as represented by the Eurodollar futures, LIBOR deposits and swap rates to derive forward curve rates;

•	market implied volatility assumptions for each underlying index based primarily on a blend of observed market implied volatility data;

•	correlations of historical returns across underlying well known market indices based on actual observed returns over the ten years preceding the valuation date; and

•	three years of history for fund indexes compared to separate account fund regression.
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions should we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s annual comprehensive study to refine its estimate of future gross profits.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations, or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $(2), $3 and $(13), for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the credit standing adjustment was $0 and $1, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains (losses) of $(42), $31 and $75 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the behavior risk margin was $45 and $74, respectively.
In addition to the non-market-based update described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $(18), $5 and $33 for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the GMWB embedded derivative and the GMWB reinsurance derivative for the years ended December 31, 2015 and 2014.

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
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments, and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. Separate account assets classified as Level 3 primarily include limited partnerships in which fair value represents the separate account's share of the fair value of the equity in the investment ("net asset value") and are classified in Level 3, based on the Company's inability to redeem its investment.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the years ended December 31, 2015 and 2014, for the financial instruments classified as Level 3.
For the year ended December 31, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2015	$122	$623	$284	$1,040	$59	$66	$1,281	$3,475	$92
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	(5)	1	(22)	—	1	(3)	(27)	(8)
Included in OCI [3]	(2)	6	(14)	(60)	(5)	(5)	(7)	(87)	(1)
Purchases	99	—	47	109	27	—	754	1,036	25
Settlements	(9)	(36)	(72)	(74)	(4)	(13)	(207)	(415)	(24)
Sales	(16)	—	(6)	(111)	(28)	—	(172)	(333)	(54)
Transfers into Level 3 [4]	1	—	7	233	11	—	47	299	1
Transfers out of Level 3 [4]	(159)	(47)	(97)	(261)	—	—	(71)	(635)	(15)
Fair value as of December 31, 2015	$37	$541	$150	$854	$60	$49	$1,622	$3,313	$16
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2015 [2] [7]	$1	$(5)	$1	$(21)	$—	$1	$(3)	$(26)	$(4)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2015	$98	$(9)	$—	$6	$(7)	$170	$141	$12	$313
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	(4)	9	(10)	(16)	(41)	(5)	(68)
Included in OCI [3]	—	—	—	—	—	—	—	—	—
Purchases	23	(13)	—	—	—	—	47	—	34
Settlements	—	—	(6)	(15)	(5)	(19)	—	—	(45)
Sales	(23)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	10	—	—	—	—	—	10
Transfers out of Level 3 [4]	(5)	23	—	—	—	—	—	—	23
Fair value as of December 31, 2015	$93	$—	$—	$—	$(22)	$135	$147	$7	$267
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2015 [2] [7]	$—	$—	$—	$—	$(3)	$(5)	$(34)	$(4)	$(46)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2015	$189	$56	$578
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(19)	9	12
Included in OCI [3]	—	—	(5)
Purchases	55	—	394
Settlements	—	18	(19)
Sales	(20)	—	(265)
Transfers into Level 3 [4]	—	—	12
Transfers out of Level 3 [4]	(131)	—	(202)
Fair value as of December 31, 2015	$74	$83	$505
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2015 [2] [7]	$(19)	$9	$11

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(59)	—	3
Settlements	(64)	—	—
Fair value as of December 31, 2015	$(262)	$(26)	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2015 [2] [7]	$(59)	$—	$3
For the year ended December 31, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2014	$147	$664	$663	$1,274	$65	$69	$1,272	$4,154	$193
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	12	28	(24)	(2)	—	11	25	19
Included in OCI [3]	3	(4)	(27)	10	9	7	12	10	—
Purchases	72	48	126	145	15	16	494	916	16
Settlements	(3)	(60)	(253)	(46)	(4)	—	(193)	(559)	(136)
Sales	(18)	(12)	(123)	(205)	(24)	(1)	(260)	(643)	(4)
Transfers into Level 3 [4]	75	72	17	255	—	—	—	419	6
Transfers out of Level 3 [4]	(154)	(97)	(147)	(369)	—	(25)	(55)	(847)	(2)
Fair value as of December 31, 2014	$122	$623	$284	$1,040	$59	$66	$1,281	$3,475	$92
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2014 [2] [7]	$—	$—	$(3)	$(15)	$(2)	$—	$(1)	$(21)	$16

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Foreign Exchange contracts	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2014	$77	$2	$—	$3	$18	$146	$139	$(29)	$17	$296
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	3	(4)	2	3	(42)	13	(12)	28	(5)	(17)
Included in OCI [3]	2	—	—	—	—	—	—	—	—	—
Purchases	30	(7)	—	—	19	4	14	9	—	39
Settlements	—	—	—	—	—	7	—	(41)	—	(34)
Sales	(14)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	(2)	—	—	—	—	—	—	(2)
Transfers out of Level 3 [4]	—	—	—	—	(2)	—	—	33	—	31
Fair value as of December 31, 2014	$98	$(9)	$—	$6	$(7)	$170	$141	$—	$12	$313
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2014 [2] [7]	$(2)	$(4)	$—	$1	$(43)	$(1)	$(11)	$(18)	$(3)	$(79)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2014	$108	$29	$737
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	4	13
Purchases	130	—	339
Settlements	—	23	(3)
Sales	(24)	—	(201)
Transfers into Level 3 [4]	53	—	37
Transfers out of Level 3 [4]	(79)	—	(344)
Fair value as of December 31, 2014	$189	$56	$578
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2014 [2] [7]	$1	$4	$8

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

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these reinsurance derivatives and embedded derivatives.

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

[4]
Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information, the re-evaluation of the observability of pricing inputs and liquidity restrictions.

[5]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Consolidated Balance Sheets in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[7]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.
Fair Value Option
FVO investments include certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential and commercial real estate, for which the company has elected the fair value option. The Company also classifies the underlying fixed maturities held in certain consolidated investment funds within the Fixed Maturities, FVO line on the Consolidated Balance Sheets. The Company reports these consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities in multiple sectors and the Company has management and control of the funds as well as a significant ownership interest.
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

	For the years ended December 31,
	2015	2014
Assets
Fixed maturities, FVO
Corporate	$(7)	$(3)
CDOs	1	18
Foreign government	2	—
RMBS	—	(1)
Total fixed maturities, FVO	$(4)	$14
Equity, FVO	(12)	(3)
Total realized capital gains (losses)	$(16)	$11
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Consolidated Balance Sheets.

	As of December 31,
	2015	2014
Assets
Fixed maturities, FVO
ABS	$13	$15
CDOs	6	69
CMBS	24	22
Corporate	87	133
Foreign government	2	30
U.S. government	3	2
Municipals	—	2
RMBS	368	215
Total fixed maturities, FVO	$503	$488
Equity, FVO [1]	$282	$348
[1] Included in equity securities, AFS on the Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value.

		December 31, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,447	$1,447	$1,431	$1,431
Mortgage loans	Level 3	5,624	5,736	5,556	5,840
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,706	$6,898	$7,304	$7,522
Senior notes [2]	Level 2	4,259	4,811	5,009	5,837
Junior subordinated debentures [2]	Level 2	1,100	1,304	1,100	1,291
Consumer notes [3] [4]	Level 3	38	38	68	68
Assumed investment contracts [4]	Level 3	619	682	763	851

[1]	Excludes guarantees on variable annuities, group accident and health contracts and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in preceding disclosures.

[4]	Included in other liabilities in the Consolidated Balance Sheets.
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
Reinsurance Recoverables
Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for business ceded to the reinsurance contracts. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.
The Company's reinsurance recoverables are summarized as follows:

	As of
	December 31, 2015	December 31, 2014
Property and Casualty Insurance Products:
Paid loss and loss adjustment expenses	$119	$133
Unpaid loss and loss adjustment expenses	2,662	2,868
Gross reinsurance recoverables	2,781	3,001
Allowance for uncollectible reinsurance	(266)	(271)
Net reinsurance recoverables	$2,515	$2,730
Life Insurance Products:
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$19,369	$18,997
Other reinsurers	1,305	1,193
Net reinsurance recoverables [1]	$20,674	$20,190
Reinsurance recoverables, net	$23,189	$22,920

[1]	No allowance for uncollectible reinsurance is required as of December 31, 2015 and December 31, 2014.
As of December 31, 2015, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.8 billion, respectively. As of December 31, 2014, the Company had reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.4 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of December 31, 2015, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Reinsurance (continued)

Insurance Revenues
The effect of reinsurance on property and casualty premiums written and earned is as follows:

	For the years ended December 31,
Premiums Written	2015	2014	2013
Direct	$10,861	$10,571	$10,564
Assumed	297	275	247
Ceded	(580)	(602)	(882)
Net	$10,578	$10,244	$9,929
Premiums Earned
Direct	$10,704	$10,531	$10,494
Assumed	298	264	241
Ceded	(586)	(699)	(871)
Net	$10,416	$10,096	$9,864
The reduction in ceded premium for the years ended December 31, 2015 and 2014 were driven by the Company's decision to exit unprofitable programs, including captive programs where the Company ceded direct premiums to insured captive insurance companies. Ceded losses, which reduce losses and loss adjustment expenses incurred, were $336, $502, and $459 for the years ended December 31, 2015, 2014, and 2013, respectively.
The effect of reinsurance on life insurance earned premiums and fee income is as follows:

	For the years ended December 31,
	2015	2014	2013
Gross earned premiums, fees and other considerations	$5,767	$6,029	$6,435
Reinsurance assumed	209	193	138
Reinsurance ceded	(1,707)	(1,720)	(1,780)
Net earned premiums, fees and other considerations	$4,269	$4,502	$4,793
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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $1,111, $863, and $913 for the years ended December 31, 2015, 2014, and 2013, respectively.
In addition, the Company has reinsured a portion of the risk associated with variable annuities and the associated GMDB and GMWB riders.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments

Net Investment Income (Loss)

	For the years ended December 31,
(Before-tax)	2015	2014	2013
Fixed maturities [1]	$2,409	$2,420	$2,552
Equity securities	25	38	30
Mortgage loans	267	265	260
Policy loans	82	80	83
Limited partnerships and other alternative investments	227	294	287
Other investments [2]	138	179	167
Investment expenses	(118)	(122)	(115)
Total net investment income	$3,030	$3,154	$3,264

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that hedge fixed maturities and qualify for hedge accounting.
Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2015	2014	2013
Gross gains on sales [1]	$460	$527	$2,313
Gross losses on sales	(405)	(250)	(659)
Net OTTI losses recognized in earnings	(102)	(59)	(73)
Valuation allowances on mortgage loans	(5)	(4)	(1)
Periodic net coupon settlements on credit derivatives	11	1	(8)
Results of variable annuity hedge program
GMWB derivatives, net	(87)	5	262
Macro hedge program	(46)	(11)	(234)
Total results of variable annuity hedge program	(133)	(6)	28
Other, net [2]	18	(193)	198
Net realized capital gains (losses)	$(156)	$16	$1,798

[1]	Includes $1.5 billion of gains relating to the sales of the Retirement Plans and Individual Life businesses in the year ended December 31, 2013.

[2]
Primarily consists of changes in the value of non-qualifying derivatives, transactional foreign currency revaluation gains (losses) on yen denominated fixed payout annuity liabilities and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. For the years ended December 31, 2015, 2014, and 2013, gains (losses) from transactional foreign currency revaluation of the yen denominated fixed payout annuity liabilities were $4, $116, and $250, respectively. For the years ended December 31, 2015, 2014, and 2013, gains (losses) on instruments used to hedge the foreign currency exposure on the yen denominated fixed payout annuities were $(21), $(148), and $(268), respectively. Also includes gains of $71 relating to the sales of the Retirement Plans and Individual Life businesses for the year ended December 31, 2013.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $(32), $217, and $1.5 billion for the years ended December 31, 2015, 2014, and 2013, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Sales of Available-for-Sale Securities

	For the years ended December 31,
	2015	2014	2013
Fixed maturities, AFS
Sale proceeds	$20,615	$22,923	$39,225
Gross gains [1]	372	456	2,143
Gross losses	(317)	(182)	(654)
Equity securities, AFS
Sale proceeds	$1,319	$354	$274
Gross gains	61	22	96
Gross losses	(46)	(20)	(20)

[1]	Includes $1.5 billion of gross gains related to the sale of the Individual Life and Retirement Plans businesses for the year ended December 31, 2013.
Sales of AFS securities in 2015 were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems bonds and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit OTTI, which is recorded in net realized capital losses, and the remaining non-credit impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically includes current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.
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
The following table presents the Company's impairments by impairment type.

	For the years ended December 31,
	2015	2014	2013
Intent-to-sell impairments	$54	$17	$26
Credit impairments	29	37	32
Impairments on equity securities	16	2	15
Other impairments	3	3	—
Total impairments	$102	$59	$73
The following table presents a roll-forward of the Company’s cumulative credit impairments on fixed maturities held.

	For the years ended December 31,
(Before-tax)	2015	2014	2013
Balance as of beginning of period	$(424)	$(552)	$(1,013)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(15)	(15)	(19)
Securities previously impaired	(14)	(22)	(13)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	68	138	469
Securities the Company made the decision to sell or more likely than not will be required to sell	2	—	2
Securities due to an increase in expected cash flows	59	27	22
Balance as of end of period	$(324)	$(424)	$(552)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	December 31, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]
ABS	$2,520	$24	$(45)	$2,499	$—	$2,470	$39	$(37)	$2,472	$(1)
CDOs [2]	2,989	75	(23)	3,038	—	2,776	98	(36)	2,841	—
CMBS	4,668	105	(56)	4,717	(8)	4,235	196	(16)	4,415	(6)
Corporate	25,876	1,342	(416)	26,802	(3)	25,188	2,382	(211)	27,359	(3)
Foreign govt./govt. agencies	1,321	34	(47)	1,308	—	1,592	73	(29)	1,636	—
Municipal	11,124	1,008	(11)	12,121	—	11,735	1,141	(5)	12,871	—
RMBS	3,986	82	(22)	4,046	—	3,815	122	(19)	3,918	(1)
U.S. Treasuries	4,481	222	(38)	4,665	—	3,551	326	(5)	3,872	—
Total fixed maturities, AFS	56,965	2,892	(658)	59,196	(11)	55,362	4,377	(358)	59,384	(11)
Equity securities, AFS [3]	842	38	(41)	839	—	676	50	(27)	699	—
Total AFS securities	$57,807	$2,930	$(699)	$60,035	$(11)	$56,038	$4,427	$(385)	$60,083	$(11)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2015 and 2014.

[2]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excludes equity securities, FVO with a cost and fair value of $293 and $282, respectively, as of December 31, 2015, and $351 and $348 as of December 31, 2014.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	December 31, 2015		December 31, 2014
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,373	$2,405	$2,141	$2,168
Over one year through five years	10,929	11,200	11,264	11,827
Over five years through ten years	9,322	9,497	8,802	9,226
Over ten years	20,178	21,794	19,859	22,517
Subtotal	42,802	44,896	42,066	45,738
Mortgage-backed and asset-backed securities	14,163	14,300	13,296	13,646
Total fixed maturities, AFS	$56,965	$59,196	$55,362	$59,384
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities as of December 31, 2015 or December 31, 2014. As of December 31, 2015, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were Morgan Stanley, the State of California, and JP Morgan Chase & Co. which each comprised less than 1% of total invested assets. As of December 31, 2014, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the State of Illinois, JP Morgan Chase &Co., and Goldman Sachs Group Inc. which each comprised less than 1% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2015, were municipal securities, financial services, and CMBS which comprised approximately 17%, 9% and 6%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2014 were municipal investments, financial services, and utilities which comprised approximately 17%, 7% and 6%, respectively, of total invested assets.
Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$1,619	$1,609	$(10)	$357	$322	$(35)	$1,976	$1,931	$(45)
CDOs [1]	1,164	1,154	(10)	1,243	1,227	(13)	2,407	2,381	(23)
CMBS	1,726	1,681	(45)	189	178	(11)	1,915	1,859	(56)
Corporate	9,206	8,866	(340)	656	580	(76)	9,862	9,446	(416)
Foreign govt./govt. agencies	679	646	(33)	124	110	(14)	803	756	(47)
Municipal	440	430	(10)	18	17	(1)	458	447	(11)
RMBS	1,349	1,340	(9)	415	402	(13)	1,764	1,742	(22)
U.S. Treasuries	2,432	2,394	(38)	8	8	—	2,440	2,402	(38)
Total fixed maturities, AFS	18,615	18,120	(495)	3,010	2,844	(163)	21,625	20,964	(658)
Equity securities, AFS [2]	480	449	(31)	62	52	(10)	542	501	(41)
Total securities in an unrealized loss position	$19,095	$18,569	$(526)	$3,072	$2,896	$(173)	$22,167	$21,465	$(699)

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$897	$893	$(4)	$473	$440	$(33)	$1,370	$1,333	$(37)
CDOs [1]	748	743	(5)	1,489	1,461	(31)	2,237	2,204	(36)
CMBS	230	227	(3)	319	306	(13)	549	533	(16)
Corporate	3,082	2,980	(102)	1,177	1,068	(109)	4,259	4,048	(211)
Foreign govt./govt. agencies	363	349	(14)	227	212	(15)	590	561	(29)
Municipal	74	73	(1)	86	82	(4)	160	155	(5)
RMBS	320	318	(2)	433	416	(17)	753	734	(19)
U.S. Treasuries	432	431	(1)	361	357	(4)	793	788	(5)
Total fixed maturities, AFS	6,146	6,014	(132)	4,565	4,342	(226)	10,711	10,356	(358)
Equity securities, AFS [2]	172	160	(12)	102	87	(15)	274	247	(27)
Total securities in an unrealized loss position	$6,318	$6,174	$(144)	$4,667	$4,429	$(241)	$10,985	$10,603	$(385)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivatives within certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of December 31, 2015 and 2014, excludes equity securities, FVO which are included in equity securities, AFS on the Consolidated Balance Sheets.
As of December 31, 2015, AFS securities in an unrealized loss position consisted of 4,850 securities, primarily in the corporate sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of December 31, 2015, 91% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during 2015 was primarily attributable to wider credit spreads and an increase in interest rates.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to corporate securities concentrated in the financial services and energy sectors, student loan ABS, and structured securities with exposure to commercial and residential real estate. Corporate financial services securities and student loan ABS were primarily depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. Corporate securities within the energy sector are primarily depressed due to a decline in oil prices. For certain commercial and residential real estate securities, current market spreads are wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price or, most frequently, (c) the fair value of the collateral. A valuation allowance has been established for either individual loans or as a projected loss contingency for loans with an LTV ratio of 90% or greater and after consideration of other credit quality factors, including DSCR. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectible and the loans continue to perform under the original or restructured terms. Interest income ceases to accrue for loans when it is probable that the Company will not receive interest and principal payments according to the contractual terms of the loan agreement. Loans may resume accrual status when it is determined that sufficient collateral exists to satisfy the full amount of the loan and interest payments, as well as when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.

	December 31, 2015			December 31, 2014
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$5,647	$(23)	$5,624	$5,574	$(18)	$5,556

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of December 31, 2015 and 2014, the carrying value of mortgage loans associated with the valuation allowance was $82 and $140, respectively. There were no mortgage loans held-for-sale as of December 31, 2015, or December 31, 2014. As of December 31, 2015, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	For the years ended December 31,
	2015	2014	2013
Balance as of January 1	$(18)	$(67)	$(68)
(Additions)/Reversals	(7)	(4)	(2)
Deductions	2	53	3
Balance as of December 31	$(23)	$(18)	$(67)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 54% as of December 31, 2015, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.63x as of December 31, 2015. As of December 31, 2015, the Company held two delinquent commercial mortgage loans past due by 90 days or more. The loans had a total carrying value and valuation allowance of $17 and $20, respectively, and neither loan was accruing income. As of December 31, 2014, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $7 and $0, respectively, and was not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	December 31, 2015		December 31, 2014
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$24	0.81x	$53	1.07x
65% - 80%	623	1.82x	789	1.75x
Less than 65%	4,977	2.75x	4,714	2.66x
Total commercial mortgage loans	$5,624	2.63x	$5,556	2.51x
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	December 31, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$289	5.1%	$211	3.8%
East South Central	14	0.2%	—	—%
Middle Atlantic	384	6.8%	468	8.4%
Mountain	32	0.6%	88	1.6%
New England	446	7.9%	381	6.9%
Pacific	1,669	29.7%	1,607	29.0%
South Atlantic	1,174	20.9%	1,019	18.3%
West North Central	29	0.5%	44	0.8%
West South Central	318	5.7%	302	5.4%
Other [1]	1,269	22.6%	1,436	25.8%
Total mortgage loans	$5,624	100.0%	$5,556	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Mortgage Loans by Property Type
	December 31, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$26	0.5%	$46	0.8%
Industrial	1,422	25.3%	1,476	26.6%
Lodging	26	0.5%	26	0.5%
Multifamily	1,345	23.9%	1,190	21.4%
Office	1,547	27.5%	1,517	27.3%
Retail	1,109	19.7%	1,147	20.6%
Other	149	2.6%	154	2.8%
Total mortgage loans	$5,624	100.0%	$5,556	100.0%
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees over the period that services are performed in fee income. As of December 31, 2015, under this program the Company serviced commercial mortgage loans with a total outstanding principal of $359, of which $129 was serviced on behalf of third parties and $230 was retained and reported on the Company’s Consolidated Balance Sheets, including $54 in separate account assets. Servicing rights are carried at the lower of cost or fair value and were zero as of December 31, 2015, because servicing fees were market-level fees at origination and remain adequate to compensate the Company to administer the servicing. The Company did not have any mortgage servicing arrangements as of December 31, 2014.
Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral or investment manager and as an investor through normal investment activities, as well as a means of accessing capital through a contingent capital facility ("the facility"). For further information on the facility, see Note 11 - Debt of Notes to Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Consolidated VIEs
The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its collateral or investment management services and original investment.

	December 31, 2015			December 31, 2014
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$5	$5	$—	$5	$5	$—
Investment funds [4]	159	7	151	238	—	243
Limited partnerships and other alternative investments	2	—	2	3	1	2
Total	$166	$12	$153	$246	$6	$245

[1]	Included in other liabilities in the Company’s Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in cash in the Company’s Consolidated Balance Sheets.

[4]	Total assets included in fixed maturities, FVO, short-term investments, equity, AFS, and cash in the Company's Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Investment funds represent fixed income funds for which the Company has management and control of the investments, which is the activity that most significantly impacts its economic performance. Limited partnerships and other alternative impairments represent one hedge fund of funds in which the Company holds a majority interest in the fund as an investment.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the AFS securities table and fixed maturities, FVO, in the Company’s Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
In addition, the Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Consolidated Balance Sheets. This VIE represents the facility that has been held by the Company since February 2007 and for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $7 and $8, respectively, as of December 31, 2015, and $12 and $14, respectively, as of December 31, 2014. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of December 31, 2015 and 2014, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 11 - Debt of Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Securities Lending, Repurchase Agreements and Other Collateral Transactions
The Company participates in securities lending programs to generate additional income. Through these programs, certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities are loaned from the Company’s portfolio to qualifying third-party borrowers in return for collateral in the form of cash or securities. Borrowers of these securities provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan for domestic and non-domestic securities, respectively. The borrower will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default, and is not reflected on the Company’s consolidated balance sheets. The fair value of the loaned securities is monitored and additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities transferred. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the consolidated balance sheets. Income associated with securities lending transactions is reported as a component of net investment income on the Company’s consolidated statements of operations. As of December 31, 2015, the fair value of securities on loan and the associated liability for cash collateral received was $67 and $68, respectively. The Company had no securities on loan as of December 31, 2014.
From time to time, the Company enters into repurchase agreements to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions generally have a contractual maturity of ninety days or less.
As part of repurchase agreements, the Company transfers collateral of U.S. government and government agency securities and receives cash. For repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements contain contractual provisions that require additional collateral to be transferred when necessary and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. Repurchase agreements include master netting provisions that provide the counterparties the right to offset claims and apply securities held by them with respect to their obligations in the event of a default. Although the Company has the contractual right to offset claims, fixed maturities do not meet the specific conditions for net presentation under U.S. GAAP. The Company accounts for the repurchase agreements as collateralized borrowings. The securities transferred under repurchase agreements are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Consolidated Balance Sheets.
As of December 31, 2015, the Company reported financial collateral pledged relating to repurchase agreements of $440 in fixed maturities, AFS and $5 in cash. The Company reported a corresponding obligation to repurchase the pledged securities of $445 in other liabilities on the Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of December 31, 2015. The Company had no outstanding repurchase agreements or dollar roll transactions as of December 31, 2014.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of December 31, 2015 and 2014, the fair value of securities on deposit was approximately $2.5 billion and $2.5 billion, respectively.
As of December 31, 2015 and 2014, the Company has pledged as collateral $35 and $34, respectively, of U.S. government securities and government agency securities or cash for letters of credit.
Refer to Derivative Collateral Arrangements section of this note for disclosure of collateral in support of derivative transactions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, real estate funds, and private equity and other funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The remainder of investments in limited partnerships and other alternative investments consists primarily of wholly-owned fund of funds accounted for under investment fund accounting which are measured at fair value as discussed in Note 4 Fair Value Measurements of Notes to Consolidated Financial Statements. For those limited partnerships and other alternative investments accounted for under the equity method, the Company’s maximum exposure to loss as of December 31, 2015 is limited to the total carrying value of $2.9 billion. In addition, the Company has outstanding commitments totaling $748 to fund limited partnership and other alternative investments as of December 31, 2015. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2015, aggregate investment income from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $95.5 billion and $85.8 billion as of December 31, 2015 and 2014, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $15.2 billion and $10.6 billion as of December 31, 2015 and 2014, respectively. Aggregate net investment income of the limited partnerships in which the Company invested totaled $1.0 billion, $3.6 billion and $1.8 billion for the periods ended December 31, 2015, 2014 and 2013, respectively. Aggregate net income of the limited partnerships in which the Company invested totaled $6.3 billion, $9.6 billion and $8.4 billion for the periods ended December 31, 2015, 2014 and 2013, respectively. As of, and for the period ended, December 31, 2015, the aggregated summarized financial data reflects the latest available financial information.
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
Strategies that Qualify for Hedge Accounting
Certain derivatives the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 of these financial statements. Typically, these hedge relationships include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include the hedge program for the Company's variable annuity products as well as the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate, foreign currency and equity risk of certain fixed maturities, equities and liabilities do not qualify for hedge accounting.
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions and Futures
The Company may use interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2015 and 2014, the notional amount of interest rate swaps in offsetting relationships was $12.9 billion and $13.1 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. During 2015, the Company entered into foreign currency forwards to hedge non-U.S. dollar denominated cash and equity securities, as well as the currency impacts on changes in equity of a P&C runoff entity in the United Kingdom.
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
Credit Contracts
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value of fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity or referenced index as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk related to certain structured fixed maturity securities that have embedded credit derivatives, which reference a standard index of corporate securities. In addition, the Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
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
Commodity Contracts
During 2015, the Company purchased for $11 put option contracts on West Texas Intermediate oil futures with a strike of $35 dollars per barrel in order to partially offset potential losses related to certain fixed maturity securities that could arise if oil prices decline substantially. The Company has since reduced its exposure to the targeted fixed maturity securities and therefore, these options were terminated at the end of 2015.
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

	Notional Amount		Fair Value
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Customized swaps	$5,877	$7,041	$131	$124
Equity swaps, options, and futures	1,362	3,761	2	39
Interest rate swaps and futures	3,740	3,640	25	11
Total	$10,979	$14,442	$158	$174
Macro Hedge Program
The Company utilizes equity options, swaps, futures, and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Equity swaps, options, and futures	$4,548	$5,983	$147	$141
Foreign currency options	—	400	—	—
Total	$4,548	$6,383	$147	$141
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
Modified Coinsurance Reinsurance Contracts
As of December 31, 2015 and 2014, the Company had approximately $895 and $1.0 billion, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amount of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related net fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset within total assets or total liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset within total assets or total liabilities based upon the net of the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements was $1.1 billion as of December 31, 2015 and 2014. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements of Notes to the Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Cash flow hedges
Interest rate swaps	$3,527	$3,999	$17	$44	$50	$52	$(33)	$(8)
Foreign currency swaps	143	143	(19)	(19)	7	3	(26)	(22)
Total cash flow hedges	3,670	4,142	(2)	25	57	55	(59)	(30)
Fair value hedges
Interest rate swaps	23	32	—	—	—	—	—	—
Total fair value hedges	23	32	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	14,290	15,254	(814)	(512)	297	536	(1,111)	(1,048)
Foreign exchange contracts
Foreign currency swaps and forwards	653	177	17	1	17	3	—	(2)
Fixed payout annuity hedge	1,063	1,319	(357)	(427)	—	—	(357)	(427)
Credit contracts
Credit derivatives that purchase credit protection	423	595	18	(6)	22	4	(4)	(10)
Credit derivatives that assume credit risk [1]	2,458	1,487	(13)	3	9	14	(22)	(11)
Credit derivatives in offsetting positions	4,059	5,343	(2)	(3)	40	53	(42)	(56)
Equity contracts
Equity index swaps and options	419	635	15	2	41	31	(26)	(29)
Variable annuity hedge program
GMWB product derivatives [2]	15,099	17,908	(262)	(139)	—	—	(262)	(139)
GMWB reinsurance contracts	3,106	3,659	83	56	83	56	—	—
GMWB hedging instruments	10,979	14,442	158	174	264	289	(106)	(115)
Macro hedge program	4,548	6,383	147	141	179	180	(32)	(39)
Other
Contingent capital facility put option	500	500	7	12	7	12	—	—
Modified coinsurance reinsurance contracts	895	974	79	34	79	34	—	—
Total non-qualifying strategies	58,492	68,676	(924)	(664)	1,038	1,212	(1,962)	(1,876)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$62,185	$72,850	$(926)	$(639)	$1,095	$1,267	$(2,021)	$(1,906)
Balance Sheet Location
Fixed maturities, available-for-sale	$425	$454	$(3)	$2	$—	$2	$(3)	$—
Other investments	23,253	23,014	1	364	409	624	(408)	(260)
Other liabilities	19,358	26,791	(798)	(930)	524	551	(1,322)	(1,481)
Reinsurance recoverables	4,000	4,633	162	90	162	90	—	—
Other policyholder funds and benefits payable	15,149	17,958	(288)	(165)	—	—	(288)	(165)
Total derivatives	$62,185	$72,850	$(926)	$(639)	$1,095	$1,267	$(2,021)	$(1,906)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

•	The decline in notional amount associated with interest rate derivatives was primarily driven by maturities of the derivatives.

•
These declines were partially offset by an increase in notional amount related to credit derivatives that assume credit risk as a means to earn credit spread while re-balancing within certain fixed maturity sectors.

•
Additional increases in notional related to foreign currency swaps and forwards were primarily driven by the purchase of foreign currency forwards to hedge Japanese yen-denominated cash and equity securities. In addition, the Company purchased foreign currency forwards to hedge the currency impacts on changes in equity of a P&C runoff entity in the United Kingdom.

Change in Fair Value
The net improvement in the total fair value of derivative instruments since December 31, 2014 was primarily related to the following:

•	The decrease in fair value of non-qualifying interest rate derivatives was primarily due to the termination of offsetting swaps that were in a net gain position.

•
The decrease in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by liability model assumption updates, and underperformance of the underlying actively managed funds compared to their respective indices.

•	The increase in fair value of fixed payout annuity hedges was primarily driven by the maturity of a currency swap, partially offset by an increase in U.S. interest rates.

•
The increase in the fair value associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by widening credit spreads and an increase in interest rates.

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
As of December 31, 2015

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$933	$756	$1	$176	$100	$77

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,730)	$(818)	$(798)	$(114)	$(889)	$(23)

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	2015	2014	2013	2015	2014	2013
Interest rate swaps	$28	$150	$(315)	$—	$2	$(3)
Foreign currency swaps	—	(10)	12	—	—	—
Total	$28	$140	$(303)	$—	$2	$(3)

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2015	2014	2013
Interest rate swaps	Net realized capital gain/(loss)	$4	$(1)	$91
Interest rate swaps	Net investment income	64	87	97
Foreign currency swaps	Net realized capital gain/(loss)	(9)	(13)	4
Total		$59	$73	$192

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

As of December 31, 2015, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $54. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately three years.
During the years ended December 31, 2015, 2014, and 2013, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	2015		2014		2013
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate swaps
Net realized capital gains (losses)	$—	$—	$(3)	$1	$7	$(12)
Foreign currency swaps
Net realized capital gains (losses)	—	—	—	—	1	(1)
Benefits, losses and loss adjustment expenses	—	—	—	—	(2)	2
Total	$—	$—	$(3)	$1	$6	$(11)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2015	2014	2013
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(15)	$(172)	$50
Foreign exchange contracts
Foreign currency swaps and forwards	18	6	5
Fixed payout annuity hedge [1]	(21)	(148)	(268)
Credit contracts
Credit derivatives that purchase credit protection	8	(10)	(38)
Credit derivatives that assume credit risk	(11)	16	71
Equity contracts
Equity index swaps and options	19	3	(33)
Commodity contracts
Commodity options	(9)	—	—
Variable annuity hedge program
GMWB product derivative	(59)	(2)	1,306
GMWB reinsurance contracts	17	4	(192)
GMWB hedging instruments	(45)	3	(852)
Macro hedge program	(46)	(11)	(234)
Other
Contingent capital facility put option	(6)	(6)	(7)
Modified coinsurance reinsurance contracts	46	(34)	67
Derivative instruments formerly associated with HLIKK [2]	—	(2)	—
Total [3]	$(104)	$(353)	$(125)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $4, $116 and $250 for the years ended December 31, 2015, 2014 and 2013, respectively, which is not presented in this table

[2]	These amounts relate to the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK.

[3]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

For the year ended December 31, 2015 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain related to foreign currency swaps and forwards was primarily driven by foreign currency forwards used to hedge the currency impacts on changes in equity of a P&C runoff entity in the United Kingdom. Also included were gains on foreign currency forwards used to hedge Japanese yen-denominated cash and equity securities.

•
The net loss related to the yen denominated fixed payout annuity hedge was primarily driven by a decline in long term U.S. interest rates and a depreciation of the Japanese yen in relation to the U.S. dollar.

•
The net gain related to equity derivatives was primarily driven by a total return swap used to hedge equity securities that increased due to a decline in Japanese equity markets since inception. An offsetting change in value was recorded on the equity securities since the Company has elected the fair value option in order to align the accounting with the derivative, resulting in changes in value on both the equity securities and the derivative recorded in net realized capital gains and losses. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

•
The net loss related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by liability model assumption updates, and underperformance of the underlying actively managed funds compared to their respective indices.

•	The net loss on the macro hedge program was primarily due to time decay on options.

•
The gain associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by widening credit spreads and an increase in interest rates. The assets remain on the Company's books and the Company recorded an offsetting gain in AOCI as a result of the increase in market value of the bonds.

In addition, for the years ended December 31, 2015 and 2014, the Company recognized gains of $3 and $13, respectively, due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing. For the year ended December 31, 2013, there were no recognized gains due to derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc.
For the year ended December 31, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to interest rate derivatives was driven by a decline in U.S. interest rates.

•	The net loss related to the yen denominated fixed annuity payout hedge was primarily driven by a decline in U.S. interest rates and a depreciation of the Japanese yen in relation to the U.S. dollar.

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

For the year ended December 31, 2013 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:

•	The net loss related to the yen denominated fixed payout annuity hedge was primarily driven by a depreciation of the Japanese yen in relation to the U.S. dollar.

•	The net loss on the macro hedge program was primarily due to an improvement in domestic equity markets, and a decline in equity volatility.

•
The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by revaluing the liability for living benefits resulting from favorable policyholder behavior largely related to increased full surrenders and liability model assumption updates for partial lapses and withdrawal rates.

Refer to Note 12 - Commitments and Contingencies for additional disclosures regarding contingent credit related features in derivative agreements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions that would be permissible under the Company's investment policies. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard diversified portfolios of corporate and CMBS issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and may be divided into tranches that possess different credit ratings.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2015 and 2014.

As of December 31, 2015
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative Type by Derivative Risk Exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$190	$(1)	1 year	Corporate Credit/ Foreign Gov.	BBB+	$176	$(1)
Below investment grade risk exposure	77	(2)	2 years	Corporate Credit	B	77	1
Basket credit default swaps [4]
Investment grade risk exposure	3,036	22	4 years	Corporate Credit	BBB+	1,411	(13)
Investment grade risk exposure	681	(19)	6 years	CMBS Credit	AA+	212	1
Below investment grade risk exposure	153	(25)	1 year	CMBS Credit	CCC	153	25
Embedded credit derivatives
Investment grade risk exposure	350	346	1 year	Corporate Credit	A+	—	—
Total [5]	$4,487	$321				$2,029	$13

As of December 31, 2014
				Unifying Referenced Credit Obligation(s) [1]
Credit Derivative Type by Derivative Risk Exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$320	$5	2 years	Corporate Credit/ Foreign Gov.	BBB+	$247	$(5)
Below investment grade risk exposure	29	—	2 years	Corporate Credit	BB	29	(1)
Basket credit default swaps [4]
Investment grade risk exposure	2,546	33	3 years	Corporate Credit	BBB	1,973	(25)
Below investment grade risk exposure	38	(1)	12 years	Corporate Credit	D	—	—
Investment grade risk exposure	722	(12)	6 years	CMBS Credit	AA+	269	3
Below investment grade risk exposure	154	(22)	2 years	CMBS Credit	CCC+	154	23
Embedded credit derivatives
Investment grade risk exposure	350	342	2 years	Corporate Credit	A	—	—
Total [5]	$4,159	$345				$2,672	$(5)

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

[4]
Includes $3.9 billion and $3.5 billion as of December 31, 2015 and 2014, respectively, of notional amount on swaps of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2015 and 2014, the Company pledged cash collateral associated with derivative instruments with a fair value of $488 and $120, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Consolidated Balance Sheets. As of December 31, 2015 and 2014, the Company also pledged securities collateral associated with derivative instruments with a fair value of $1.1 billion and $1.1 billion, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of December 31, 2015 and 2014, the Company accepted cash collateral associated with derivative instruments of $369 and $327, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of December 31, 2015 and 2014 with a fair value of $100 and $109, respectively, of which the Company has the ability to sell or repledge $100 and $97, respectively. As of December 31, 2015 and 2014, the Company had no repledged securities and did not sell any securities. In addition, as of December 31, 2015 and 2014, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
7. Deferred Policy Acquisition Costs
Changes in the DAC balance are as follows:

	For the years ended December 31,
	2015	2014	2013
Balance, beginning of period	$1,823	$2,161	$5,725
Deferred costs	1,390	1,364	1,330
Amortization — DAC	(1,571)	(1,593)	(1,615)
Amortization — Unlock benefit (charge), pre-tax [1]	69	(136)	(1,086)
Amortization — DAC related to business dispositions [2] [3]	—	—	(2,229)
Adjustments to unrealized gains and losses on securities AFS and other	105	27	122
Effect of currency translation	—	—	(86)
Balance, end of period	$1,816	$1,823	$2,161

[1]
Includes Unlock charge of $887 related to elimination of future estimated gross profits on the HLIKK variable annuity block in 2013. As a result of the HLIKK annuity business sale completed in June 2014, this Unlock charge has been reclassified to discontinued operations. For further information regarding this transaction, see Note 18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements.

[2]
Includes accelerated amortization of $352 and $2,374 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in 2013. For further information, see Note 18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements.

[3]	Includes previously unrealized gains on securities AFS of $148 and $349 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill

The carrying value of goodwill allocated to reporting units as of December 31, 2015 and 2014 is as follows:

	Gross	Accumulated Impairments	Carrying Value
Personal Lines	$119	$—	$119
Mutual Funds	149	—	149
Corporate [1]	585	(355)	230
Total	$853	$(355)	$498

[1]
Goodwill within Corporate is primarily attributed to the Company’s “buy-back” of Hartford Life, Inc. ("HLI") in 2000 and was allocated to each of Hartford Life’s reporting units based on the reporting unit’s fair value of in-force business at the buy-back date. Although this goodwill was allocated to each reporting unit, it is held in Corporate for segment reporting. Accumulated impairments relate to reporting units with no remaining goodwill. Carrying value as of December 31, 2015 and 2014 includes $138 and $92 for the Group Benefits and Mutual Funds reporting units, respectively.

Year ended December 31, 2015
The annual goodwill assessment for the Mutual Funds, Group Benefits, and Personal Lines reporting units was completed as of October 31, 2015, which resulted in no write-downs of goodwill for the year ended December 31, 2015. All reporting units passed the first step of their annual impairment test with a significant margin.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features

U.S. GMDB/GMWB, International GMDB/GMIB, and Universal Life Secondary Guarantee Benefits
Changes in the gross U.S. GMDB/GMWB, International GMDB/GMIB, and universal life secondary guarantee benefits are as follows:

	U.S. GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2015	$812	$2,041
Incurred [2]	163	272
Paid	(112)	—
Liability balance as of December 31, 2015	$863	$2,313
Reinsurance recoverable asset, as of January 1, 2015	$481	$2,041
Incurred [2]	131	272
Paid	(89)	—
Reinsurance recoverable asset, as of December 31, 2015	$523	$2,313

	U.S. GMDB/GMWB [1]	International GMDB/GMIB	Universal Life Secondary Guarantees
Liability balance as of January 1, 2014	$849	$272	$1,802
Incurred [2]	73	(13)	239
Paid	(110)	(15)	—
Impact of HLIKK business disposition	—	(254)	—
Currency translation adjustment	—	10	—
Liability balance as of December 31, 2014	$812	$—	$2,041
Reinsurance recoverable asset, as of January 1, 2014	$533	$23	$1,802
Incurred [2]	33	7	239
Paid	(85)	(4)	—
Impact of HLIKK business disposition	—	(27)	—
Currency translation adjustment	—	1	—
Reinsurance recoverable asset, as of December 31, 2014	$481	$—	$2,041

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

[2]	Includes the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB/GMWB exposure as of December 31, 2015:

Account Value by GMDB/GMWB Type
Maximum Anniversary Value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$14,540	$2,743	$477	70
With 5% rollup [2]	1,257	227	77	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,697	490	77	69
With 5% rollup & EPB	487	107	23	72
Total MAV	19,981	3,567	654
Asset Protection Benefit (“APB”) [4]	11,707	519	346	69
Lifetime Income Benefit (“LIB”) – Death Benefit [5]	516	9	9	69
Reset [6] (5-7 years)	2,582	32	32	70
Return of Premium (“ROP”) [7]/Other	9,459	71	64	68
Subtotal Variable Annuity with GMDB/GMWB [10]	44,245	4,198	1,105	69
Less: General Account Value with GMDB/GMWB	3,822
Subtotal Separate Account Liabilities with GMDB	$40,423
Separate Account Liabilities without GMDB	$79,700
Total Separate Account Liabilities	$120,123

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB GMDB is the greatest of current AV; net premiums paid; or for certain contracts, a benefit amount generally based on market performance that ratchets over time.

[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 years (adjusted for withdrawals).

[7]	ROP GMDB is the greater of current AV or net premiums paid.

[8]	AV includes the contract holder’s investment in the separate account and the general account.

[9]
NAR is defined as the guaranteed benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline.

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $7.0 billion of total account value and weighted average attained age of 71 years. There is no NAR or retained NAR related to these contracts.

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset Type	As of December 31, 2015	As of December 31, 2014
Equity securities (including mutual funds)	$36,970	$44,786
Cash and cash equivalents	3,453	4,066
Total	$40,423	$48,852
As of December 31, 2015 and December 31, 2014, approximately 17% of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 83% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses

Property and Casualty Insurance Products Unpaid Losses and Loss Adjustment Expenses
A roll-forward of liabilities for unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2015	2014	2013
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$21,806	$21,704	$21,716
Reinsurance and other recoverables	3,041	3,028	3,027
Beginning liabilities for unpaid losses and loss adjustment expenses, net	18,765	18,676	18,689
Provision for unpaid losses and loss adjustment expenses
Current accident year	6,647	6,572	6,621
Prior accident year development	250	228	192
Total provision for unpaid losses and loss adjustment expenses	6,897	6,800	6,813
Less: payments
Current accident year	2,653	2,639	2,552
Prior accident years	4,066	4,072	4,274
Total payments	6,719	6,711	6,826
Ending liabilities for unpaid losses and loss adjustment expenses, net	18,943	18,765	18,676
Reinsurance and other recoverables [1]	2,882	3,041	3,028
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$21,825	$21,806	$21,704

[1]	Includes reinsurance recoverables of $2,515, $2,730 and $2,735 as of December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015 and 2014, property and casualty insurance products reserves were discounted by a total of $523 and $556, respectively. The current accident year benefit from discounting property and casualty insurance products reserves was $35 in 2015, $34 in 2014 and $46 in 2013. The reduction in the discount benefit in 2014 as compared to 2013 reflects lower claim volume and a shorter than expected payment pattern in 2014. Accretion of discounts for prior accident years totaled $38 in 2015, $31 in 2014, and $31 in 2013.
The reserves recorded for the Company’s property and casualty insurance products at December 31, 2015 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos and environmental exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows. For additional information, see Note 12 - Commitments and Contingencies, Guaranty Fund and Other Insurance-related Assessments.
Losses and loss adjustment expenses are also impacted by trends including frequency and severity as well as changes in the legislative and regulatory environment. In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liabilities and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims, and uncertainty as to the monetary amount being sought by the claimant from the insured.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)

The following table presents (favorable) unfavorable prior accident year development:

	For the years ended December 31,
	2015	2014	2013
Auto liability	$54	$25	$144
Homeowners	9	(7)	(6)
Professional liability	(36)	(17)	(29)
Package business	28	3	2
General liability	8	(25)	(75)
Bond	(2)	8	(8)
Commercial property	(6)	2	(7)
Net asbestos reserves	146	212	130
Net environmental reserves	55	30	12
Uncollectible reinsurance	—	—	(25)
Workers’ compensation	(37)	(7)	(2)
Workers’ compensation - NY 25a Fund for Reopened Cases	—	—	80
Workers’ compensation discount accretion	29	30	30
Catastrophes	(18)	(45)	(63)
Other reserve re-estimates, net	20	19	9
Total prior accident year development	$250	$228	$192
Net unfavorable reserve development in 2015 primarily included the following:

•	an increase in commercial auto liability reserves, predominantly for accident years 2010 through 2013;

•	an increase in package business reserves driven by higher than expected severity on liability claims;

•	an increase in net asbestos and net environmental reserves driven by the annual ground-up asbestos and environmental reserve evaluations;

•	partially offset by a decrease in professional liability reserves, for accident years 2009 through 2012;

•	also offset by a decrease in and workers' compensation reserves, due to an improvement in claim closure rates resulting in a decrease in outstanding claims for permanently disabled claimants; and

•	also offset by a decrease in catastrophe reserves primarily for accident year 2014.
Net unfavorable reserve development in 2014 primarily included the following:

•	an increase in commercial auto liability reserves, for several accident years;

•	an increase in net asbestos reserves driven by the annual ground-up asbestos reserve evaluation;

•	partially offset by a decrease in general liability reserves due to lower frequency in late emerging claims; and

•	also offset by a decrease in professional liability reserves, for accident years 2010, 2012 and 2013; and

•	also offset by a decrease in catastrophe reserves primarily for accident year 2013.
Net unfavorable reserve development in 2013 primarily included the following:

•	an increase in commercial auto liability reserves, for accident years 2010 through 2012;

•	an increase related to the closing of the New York Section 25A Fund for Reopened Cases;

•	an increase in net asbestos reserves driven by the annual ground-up asbestos reserve evaluation;

•	partially offset by a decrease in general liability reserves, for accident years 2006 through 2011; and

•	also offset by a decrease in professional liability reserves, for accident years 2008 through 2012; and

•	also offset by a decrease in catastrophe reserves primarily related to Storm Sandy.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)

Life Insurance, Disability and Accident Products Unpaid Losses and Loss Adjustment Expenses
A roll-forward of liabilities for group life, disability and accident, for unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2015	2014	2013
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$6,084	$6,308	$6,547
Reinsurance recoverables	271	267	252
Beginning liabilities for unpaid losses and loss adjustment expenses, net	5,813	6,041	6,295
Provision for unpaid losses and loss adjustment expenses
Current accident year	2,371	2,370	2,534
Prior accident year development	64	(11)	(17)
Total provision for unpaid losses and loss adjustment expenses	2,435	2,359	2,517
Less: payments
Current accident year	1,214	1,161	1,207
Prior accident years	1,354	1,426	1,564
Total payments	2,568	2,587	2,771
Ending liabilities for unpaid losses and loss adjustment expenses, net	5,680	5,813	6,041
Reinsurance recoverables	285	271	267
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$5,965	$6,084	$6,308
The liability for unpaid losses and loss adjustment expenses for group life, disability and accident contracts was discounted to present value using rates based on the Company’s earned investment yield estimated at the time the claims are incurred. The increase in the provision for unpaid losses and loss adjustment expenses is primarily due to higher claim severity on the long-term disability product.
The liability for future policy benefits and unpaid losses and loss adjustment expenses is as follows:

	As of December 31,
	2015	2014
Group life term, disability and accident unpaid losses and loss adjustment expenses	$5,965	$6,084
Group life other unpaid losses and loss adjustment expenses	174	203
Individual life unpaid losses and loss adjustment expenses	257	171
Future policy benefits	13,351	13,180
Future policy benefits, unpaid losses and loss adjustment expenses	$19,747	$19,638

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Debt

The Company’s long-term debt securities are issued by either HFSG Holding Company or HLI, and are unsecured obligations of HFSG Holding Company or HLI, and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company or HLI.
Debt is carried net of discount. Short-term and long-term debt by issuance are as follows:

	As of December 31,
	2015	2014
Revolving Credit Facilities	$—	$—
Senior Notes and Debentures
4.0% Notes, due 2015	—	289
7.3% Notes, due 2015	—	167
5.5% Notes, due 2016	275	275
5.375% Notes, due 2017	416	415
4.0% Notes, due 2017	—	295
6.3% Notes, due 2018	320	320
6.0% Notes, due 2019	413	413
5.5% Notes, due 2020	499	499
5.125% Notes, due 2022	797	797
7.65% Notes, due 2027	80	80
7.375% Notes, due 2031	63	63
5.95% Notes, due 2036	299	299
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	326	326
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	298	298
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
8.125% Notes, due 2068	500	500
Total Notes and Debentures	5,359	6,109
Less: Current maturities	275	456
Long-Term Debt	5,084	5,653
Total Debt	$5,359	$6,109
The effective interest rate on the 6.1% senior notes due 2041 is 7.9%. The effective interest rate on the remaining notes does not differ materially from the stated rate. The Company incurred interest expense of $357, $376 and $397 on long-term debt for the years ended December 31, 2015, 2014 and 2013, respectively.
Collateralized Advances
Hartford Life Insurance Company (“HLIC”), an indirect wholly owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.2 billion in qualifying assets to secure FHLBB advances for 2016. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI in order to exceed these limits. As of December 31, 2015, HLIC had no advances outstanding under the FHLBB facility.
Senior Notes
On March 30, 2015, the Company repaid its $289, 4.0% senior notes at maturity. On May 27, 2015, the Company redeemed for cash the entire $296 aggregate principal amount outstanding of 4.0% senior notes due October 15, 2017 for $317 including a make-whole premium. On November 2, 2015, the Company repaid its $167, 7.3% senior notes at maturity. The Company funded the maturities of the 4.0% and 7.3% senior notes along with the redemption of the 4.0% senior notes with cash on hand.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Debt (continued)

Junior Subordinated Debentures

Issue	Face Value	Interest Rate [1]		Call Date	Interest Rate Subsequent to Call Date [2]	Final Maturity
7.875% Debentures	$600	7.875%	[2]	April 15, 2022	3 Month LIBOR + 5.596%	April 15, 2042
8.125% Debentures [3]	$500	8.125%	[4]	June 15, 2018	3 Month LIBOR + 4.6025%	June 15, 2068

[1]	Interest rate in effect until call date.

[2]	Payable quarterly in arrears.

[3]
The 8.125% debentures have a scheduled maturity date of June 15, 2038. The Company is required to use reasonable efforts to sell certain qualifying replacement securities in order to repay the debentures at the scheduled maturity date.

[4]	Payable semi-annually in arrears.
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
The Company has the right to defer interest payments for up to ten consecutive years without giving rise to an event of default. Deferred interest will continue to accrue and will accrue additional interest at the then applicable interest rate. If the Company defers interest payments, the Company generally may not make payments on or redeem or purchase any shares of its capital stock or any of its debt securities or guarantees that rank upon liquidation, dissolution or winding up equally with or junior to the debentures, subject to certain limited exceptions. If the Company defers interest on the 8.125% debentures for five consecutive years or, if earlier, pays current interest during a deferral period, the Company will be required to pay deferred interest from proceeds from the sale of certain qualifying securities.
The 7.875% and 8.125% debentures may be redeemed in whole prior to the call date upon certain tax or rating agency events, at a price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount plus any accrued and unpaid interest. The Company may elect to redeem the 8.125% debentures in whole or part at its option prior to the call date at a price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount plus any accrued and unpaid interest. The Company may elect to redeem the 7.875% and 8.125% debentures in whole or in part on or after the call date for the principal amount being redeemed plus accrued and unpaid interest to the date of redemption.
In connection with the offering of the 8.125% debentures, the Company entered into a replacement capital covenant ("RCC") for the benefit of holders of one or more designated series of the Company's indebtedness, initially the Company’s 6.1% notes due 2041. Under the terms of the RCC, if the Company redeems the 8.125% debentures at any time prior to June 15, 2048 it can only do so with the proceeds from the sale of certain qualifying replacement securities.
Long-Term Debt Maturities
Long-term debt maturities (at par values), as of December 31, 2015 are summarized as follows:

2016	$275
2017	416
2018	320
2019	413
2020	500
Thereafter	3,525
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Debt (continued)

Contingent Capital Facility
The Company is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford pays the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of December 31, 2015, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the notes. As a result, the notes remain a source of capital for the HFSG Holding Company.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to$1.0 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of December 31, 2015, no borrowings were outstanding under the Credit Facility. As of December 31, 2015, the Company was in compliance with all financial covenants within the Credit Facility.
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1.0 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2015, there was no commercial paper outstanding.

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
Given the factors described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for asbestos and environmental exposures. For this reason, the Company principally relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new account information in assessing its potential asbestos and environmental exposures. The Company supplements this exposure-based analysis with evaluations of the Company’s historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.
As of December 31, 2015 and 2014, the Company reported $1.7 billion of net asbestos reserves and $256 and $247 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results and liquidity.
Lease Commitments
The total rental expense on operating leases was $60, $62, and $79 in 2015, 2014, and 2013, respectively, which excludes sublease rental income of $3, $4, and $8 in 2015, 2014 and 2013, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)

Future minimum lease commitments as of December 31, 2015 are as follows:

Operating Leases
2016	$39
2017	33
2018	27
2019	19
2020	12
Thereafter	13
Total minimum lease payments [1]	$143

[1]	Excludes expected future minimum sublease income of approximately $3, $2, $2, $2, $2 and $0 in 2016, 2017, 2018, 2019, 2020 and thereafter respectively.
The Company’s lease commitments consist primarily of lease agreements for office space, data processing, furniture and fixtures, office equipment, and transportation equipment that expire at various dates. Capital lease assets are included in property and equipment.
Unfunded Commitments
As of December 31, 2015, the Company has outstanding commitments totaling $1.0 billion, of which $748 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $236 of the outstanding commitments relate to various funding obligations associated with private placement securities. The remaining outstanding commitments of $31 relate to mortgage loans the Company is expecting to fund in the first half of 2016.
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
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2015 and 2014 the liability balance was $138 and $131, respectively. As of December 31, 2015 and 2014 amounts related to premium tax offsets of $44 and $42, respectively, were included in other assets.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2015 was $1.3 billion. Of this $1.3 billion the legal entities have posted collateral of $1.5 billion in the normal course of business. In addition, the Company has posted collateral of $34 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2015, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

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
Capital Purchase Program ("CPP") Warrants
As of December 31, 2015 and 2014, respectively, the Company has 4.4 million and 7.2 million CPP warrants outstanding and exercisable. The CPP warrants were issued in 2009 as part of a program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008. The CPP warrants expire in 2019.
CPP warrant exercises were 2.8 million, 25.2 million and 18.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2013, the Company also repurchased 1.6 million CPP warrants for $33 under the Company's authorized equity repurchase program.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the CPP warrant exercise price was $9.264, $9.388 and $9.504 as of December 31, 2015, 2014 and 2013, respectively. The exercise price will be settled by the Company's withholding the number of common shares issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of the Company's common stock on the trading day on which the warrants are exercised and notice is delivered to the warrant agent.
Equity Repurchase Program
In July 2015, the Board of Directors approved a $1.6 billion increase in and extension of the Company's authorized equity repurchase program, bringing the total authorization for equity repurchases to $4.375 billion for the period January 1, 2014 through December 31, 2016, with $1.3 billion remaining as of December 31, 2015. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.
During the period January 1, 2016 through February 24, 2016, the Company repurchased 5.3 million common shares for $211.
Statutory Results
The domestic insurance subsidiaries of The Hartford prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, predominately use interest rate and mortality assumptions prescribed by the NAIC for life benefit reserves, generally carry bonds at amortized cost, and present reinsurance assets and liabilities net of reinsurance. For reporting purposes, statutory capital and surplus is referred to collectively as "statutory capital".
Statutory net income and statutory capital are as follows:

	For the years ended December 31,
Statutory Net Income	2015	2014	2013
Life insurance subsidiaries	$539	$415	$2,144
Property and casualty insurance subsidiaries	1,486	1,228	1,217
Total	$2,025	$1,643	$3,361

	As of December 31,
Statutory Capital	2015	2014
Life insurance subsidiaries	$6,591	$7,157
Property and casualty insurance subsidiaries	8,563	8,069
Total	$15,154	$15,226

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Equity (continued)

Regulatory Capital Requirements
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. On an aggregate basis, the Company's U.S. property and casualty insurance companies' RBC ratio was in excess of 200% of its Company Action Level as of December 31, 2015 and 2014. The RBC ratios for the Company's principal life insurance operating subsidiaries were all in excess of 400% of their Company Action Levels as of December 31, 2015 and 2014. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising, or promotional activities.
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
During 2015, HFSG Holding Company received approximately $900 of dividends from its property and casualty insurance subsidiaries including approximately $200 which was subsequently contributed to a U.K subsidiary to effect the consolidation of certain property and casualty run-off entities in the U.K. In addition to the property-casualty insurance subsidiaries dividends, HFSG Holding Company received approximately $1.1 billion through a series of transactions with HLI’s life insurance subsidiaries.
In 2016, The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.6 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. In 2016, HFSG Holding Company anticipates receiving net dividends of approximately $800 from its property-casualty insurance subsidiaries.
In 2016, Hartford Life and Accident Insurance Company ("HLA") is permitted to pay up to a maximum of $165 in dividends without prior approval from the insurance commissioner. In 2016, HFSG Holding Company anticipates receiving dividends of approximately $240 from HLA, subject to regulatory approval.
On January 29, 2016 HLIC paid an extraordinary dividend of $500, based on approval received from the CTDOI. As a result of this dividend, HLIC has no ordinary dividend capacity for the remainder of 2016. HFSG Holding Company anticipates receiving an additional $250 of extraordinary dividends from HLIC during 2016, subject to regulatory approval.
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders.
Restricted Net Assets
The Company's insurance subsidiaries had net assets of $19 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval at December 31, 2015.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income (loss) from continuing operations before income taxes included income from domestic operations of $2,017, $1,736 and $1,473 for the years ended December 31, 2015, 2014 and 2013, and losses from foreign operations of $(39), $(37) and $(2) for the years ended December 31, 2015, 2014 and 2013.
The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2015	2014	2013
Income Tax Expense (Benefit)
Current - U.S. Federal	$(55)	$(62)	$219
International	3	2	—
Total current	(52)	(60)	219
Deferred - U.S. Federal	357	410	27
Total income tax expense	$305	$350	$246
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following:

	As of December 31,
Deferred Tax Assets	2015	2014
Tax discount on loss reserves	$524	$573
Tax basis deferred policy acquisition costs	162	163
Unearned premium reserve and other underwriting related reserves	377	456
Investment-related items	831	1,020
Insurance product derivatives	90	44
Employee benefits	655	677
Alternative minimum tax credit	639	652
Net operating loss carryover	1,831	1,936
Foreign tax credit carryover	154	178
Capital loss carryover	78	172
Total Deferred Tax Assets	5,341	5,871
Valuation Allowance	(79)	(181)
Deferred Tax Assets, Net of Valuation Allowance	5,262	5,690
Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(943)	(1,040)
Net unrealized gains on investments	(842)	(1,489)
Other depreciable and amortizable assets	(229)	(217)
Other	(42)	(47)
Total Deferred Tax Liabilities	(2,056)	(2,793)
Net Deferred Tax Asset	$3,206	$2,897
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Income Taxes (continued)

As shown in the deferred tax assets (liabilities) table above, included in net deferred income taxes are the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, and alternative minimum tax credit carryover as follows:

	As of
	December 31, 2015		December 31, 2014		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$5,182	$1,814	$5,508	$1,928	2016	-	2020	$4
					2023	-	2033	$5,178
Net operating loss carryover - foreign	$89	$17	$39	$8	No expiration			$89
Foreign tax credit carryover	$154	$154	$178	$178	2019	-	2024	$154
Capital loss carryover	$222	$78	$491	$172	2019			$222
Alternative minimum tax credit carryover	$639	$639	$652	$652	No expiration			$639
Net Operating Loss Carryover
Due to limitations on the use of certain losses, a valuation allowance of $1 and $9 has been established as of December 31, 2015 and December 31, 2014, respectively, in order to recognize only the portion of net operating losses that will more likely than not be realized. The Company's effective tax rate for the year ended December 31, 2015 reflects an $8 benefit from the partial reduction of the deferred tax asset valuation allowance on the net operating loss carryover.
Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. Most of the net operating loss carryover originated from the Company's U.S. and international annuity business, including from the hedging program. Given the sale of the HLIKK subsidiary in 2014, and continued runoff of the U.S. fixed and variable annuity business, the exposure to taxable losses from the Talcott Resolution business is significantly lessened. Given the expected earnings of its property and casualty, group benefits and mutual fund businesses, the Company expects to generate sufficient taxable income in the future to utilize its net operating loss carryover net of the recorded valuation allowance. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time.
Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
These credit carryovers are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all U.S. net operating loss carryover. However, the Company has identified and began to purchase certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.
Capital Loss Carryover
As of December 31, 2015 and December 31, 2014, the net deferred tax asset before valuation allowance included the expected tax benefit attributable to the capital loss carryover. The capital loss carryover is largely due to the loss on sale of HLIKK in 2014. As of December 31, 2015 and December 31, 2014, the associated deferred tax asset valuation allowance was $78 and $172, respectively. Utilization of the capital loss carryover requires the Company to realize taxable capital gains. The Company's effective tax rate for the year ended December 31, 2015 reflects a $94 benefit from the partial reduction of the deferred tax asset valuation on the capital loss carryover due to taxable gains on the termination of certain derivatives. The Company concluded that it is more likely than not that the remaining capital loss carryovers will not be realized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Income Taxes (continued)

A reconciliation of the tax provision at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2015	2014	2013
Tax provision at U.S. federal statutory rate	$692	$595	$515
Tax-exempt interest	(132)	(138)	(138)
Dividends received deduction	(156)	(114)	(139)
Increase (decrease) in valuation allowance	(102)	5	(2)
Other	3	2	10
Provision for income taxes	$305	$350	$246
The Company’s effective tax rate for the year ended December 31, 2015 reflects a $36 net reduction in the provision for income taxes related to the release of reserves due to the resolution of uncertain tax positions consisting of a $48 reduction in the provision upon conclusion of the Internal Revenue Service audit of the Company's 2007-2011 federal consolidated corporate income tax returns, offset by a $12 increase in the provision due to the filing of the Company's 2014 federal consolidated income tax return.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the year ended December 31,
2015
Balance, beginning of period	$48
Gross increases - tax positions in prior period	12
Gross decreases - tax positions in prior period	(48)
Balance, end of period	$12
The Company’s unrecognized tax benefits were unchanged during the years ended December 31, 2014, and 2013 remaining at $48 as of December 31, 2014, and 2013. The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
As of December 31, 2015, the Company had a current income tax payable of $5.
The federal audit of the years 2012 and 2013 began in March 2015 and is expected to be completed in 2016. Management believes that adequate provision has been made in the financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized interest expense of $0, $0, and $5 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had approximately $0 and $1 of interest payable as of December 31, 2015 and 2014, respectively. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, net of tax, by component consist of the following:
For the year ended December 31, 2015

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928
OCI before reclassifications	(1,112)	(3)	18	(47)	(135)	(1,279)
Amounts reclassified from AOCI	21	1	(38)	—	38	22
OCI, net of tax	(1,091)	(2)	(20)	(47)	(97)	(1,257)
Ending balance	$1,279	$(7)	$130	$(55)	$(1,676)	$(329)
For the year ended December 31, 2014

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$987	$(12)	$108	$91	$(1,253)	$(79)
OCI before reclassifications	1,474	3	89	13	(437)	1,142
Amounts reclassified from AOCI	(91)	4	(47)	(112)	111	(135)
OCI, net of tax	1,383	7	42	(99)	(326)	1,007
Ending balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928
For the year ended December 31, 2013

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$3,418	$(47)	$428	$406	$(1,362)	$2,843
OCI before reclassifications	(1,416)	51	(195)	(337)	74	(1,823)
Amounts reclassified from AOCI	(1,015)	(16)	(125)	22	35	(1,099)
OCI, net of tax	(2,431)	35	(320)	(315)	109	(2,922)
Ending balance	$987	$(12)	$108	$91	$(1,253)	$(79)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$(32)	$217	$1,515	Net realized capital gains (losses)
	(32)	217	1,515	Total before tax
	(11)	76	531	Income tax expense
	—	50	31	Income (loss) from discontinued operations, net of tax
	$(21)	$91	$1,015	Net income
OTTI Losses in OCI
Other than temporary impairments	$(2)	$(6)	$25	Net realized capital gains (losses)
	(2)	(6)	25	Total before tax
	(1)	(2)	9	Income tax expense
	(1)	(4)	16	Net income
Net Gain on Cash Flow Hedging Instruments
Interest rate swaps [2]	$4	$(1)	$91	Net realized capital gains (losses)
Interest rate swaps	64	87	97	Net investment income
Foreign currency swaps	(9)	(13)	4	Net realized capital gains (losses)
	59	73	192	Total before tax
	21	26	67	Income tax expense
	$38	$47	$125	Net income
Foreign Currency Translation Adjustments
Currency translation adjustments [3]	$—	$172	$(34)	Net realized capital gains (losses)
	—	172	(34)	Total before tax
	—	60	(12)	Income tax expense
	$—	$112	$(22)	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$7	$7	$7	Insurance operating costs and other expenses
Amortization of actuarial loss	(65)	(50)	(61)	Insurance operating costs and other expenses
Settlement loss	—	(128)	—	Insurance operating costs and other expenses
	(58)	(171)	(54)	Total before tax
	(20)	(60)	(19)	Income tax expense
	(38)	(111)	(35)	Net income
Total amounts reclassified from AOCI	$(22)	$135	$1,099	Net income

[1]	The December 31, 2013 amount includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.

[2]	The December 31, 2013 amount includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.

[3]	The December 31, 2014 amount relates to the sale of the HLIKK variable and fixed annuity business and the December 31, 2013 amount relates to the sale of the UK variable annuity business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Employee Benefit Plans

Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in a variety of investments, including up to 10% in common stock of The Hartford. The Company's contributions include a non-elective contribution of 2.0% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee each pay period. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the same level of Company matching contributions, with respect to employee compensation in excess of the limit that can be recognized under the tax-qualified Investment and Savings Plan. The Company discontinued non-elective contributions to the Excess Savings Plan effective December 31, 2013. Eligible compensation includes overtime and bonuses but is limited to a total, for the Investment and Savings Plan and Excess Savings Plan combined, of $1 annually. The total cost to The Hartford for these plans was approximately $117, $113 and $123 for the years ended December 31, 2015, 2014 and 2013, respectively.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for the years ended December 31, 2015, 2014, and 2013 for these plans was immaterial.
As of December 31, 2015, Investment and Savings Plan assets totaling $376 were invested in the separate accounts of HLIC.
Defined Benefit Pension Plan
The Company maintains The Hartford Retirement Plan for U.S. Employees, a U.S. qualified defined benefit pension plan (the “Plan”) that covers substantially all U.S. employees hired prior to January 1, 2013. The Company also maintains non-qualified pension plans to provide retirement benefits previously accrued that are in excess of Internal Revenue Code limitations.
The Plan includes two benefit formulas, both of which are frozen: a final average pay formula (for which all accruals ceased as of December 31, 2008) and a cash balance formula for which benefit accruals ceased as of December 31, 2012, although interest will continue to accrue to existing cash balance formula account balances. Participants as of December 31, 2012 continue to earn vesting credit with respect to their frozen accrued benefits if they continue to work. The Hartford Excess Pension Plan II, the Company's non-qualified excess pension benefit plan for certain highly compensated employees, is also frozen.
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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis reflects high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. Based on all available information, it was determined that 4.25% and 4.00% were the appropriate discount rates as of December 31, 2015 to calculate the Company’s pension and other postretirement obligations, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of actual compound rates of return earned over various historical time periods. The Company also considers the investment volatility, duration and total returns for various time periods related to the characteristics of the pension obligation, which are influenced by the Company's workforce demographics.In addition, the Company considers long-term market return expectations for an investment mix that generally anticipates 60% fixed income securities and 40% non fixed income securities (global equities, hedge funds and private market alternatives) to derive an expected long-term rate of return. Based upon these analyses, management determined the long-term rate of return assumption to be 6.90% and 7.10% for the years ended December 31, 2015 and 2014, respectively. To determine the Company's 2016 expense, the Company is currently assuming an expected long-term rate of return on plan assets of 6.70%.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Employee Benefit Plans (continued)

Weighted average assumptions used in calculating the Company's benefit obligations and the net amount recognized were as follows:

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2015	2014	2015	2014
Discount rate	4.25%	4.00%	4.00%	3.75%
Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s pension plans were as follows:

	For the years ended December 31,
	2015	2014	2013
Discount rate	4.00%	4.75%	4.00%
Expected long-term rate of return on plan assets	6.90%	7.10%	7.10%
Rate of increase in compensation levels	—%	—%	3.75%
Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s other postretirement plans were as follows:

	For the years ended December 31,
	2015	2014	2013
Discount rate	3.75%	4.25%	3.50%
Expected long-term rate of return on plan assets	6.90%	7.10%	7.10%
Assumed health care cost trend rates were as follows:

	For the years ended December 31,
	2015	2014	2013
Pre-65 health care cost trend rate	7.30%	7.70%	8.05%
Post-65 health care cost trend rate	5.50%	5.60%	5.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023	2021
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Employee Benefit Plans (continued)

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
Change in Benefit Obligation	2015	2014	2015	2014
Benefit obligation — beginning of year	$6,025	$5,516	$338	$312
Service cost	2	2	—	—
Interest cost	235	258	12	14
Plan participants’ contributions	—	—	25	26
Actuarial loss (gain)	18	(8)	—	38
Settlements	—	(319)	—	—
Changes in assumptions	(236)	846	(8)	16
Benefits paid	(307)	(268)	(68)	(70)
Retiree drug subsidy	—	—	2	2
Foreign exchange adjustment	(3)	(2)	—	—
Benefit obligation — end of year	$5,734	$6,025	$301	$338
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
Changes in assumptions in 2015 primarily included the effect of an increase in the discount rate. Changes in assumptions in 2014 included an increase of $279 related to the Company's use of updated mortality rates reflecting improved life expectancy and an increase of $567 related to a reduction in the discount rate.

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
Change in Plan Assets	2015	2014	2015	2014
Fair value of plan assets — beginning of year	$4,707	$4,630	$196	$213
Actual return on plan assets	(72)	565	2	16
Employer contributions	101	101	—	—
Benefits paid [1]	(282)	(245)	(36)	(33)
Expenses paid	(21)	(24)	—	—
Settlements	—	(319)	—	—
Foreign exchange adjustment	(3)	(1)	—	—
Fair value of plan assets — end of year	$4,430	$4,707	$162	$196
Funded status — end of year	$(1,304)	$(1,318)	$(139)	$(142)

[1]	Other postretirement benefits paid represent non-key employee postretirement medical benefits paid from the Company's prefunded trust fund.
The fair value of assets for pension benefits, and hence the funded status, presented in the table above excludes assets of $127 and $129 as of December 31, 2015 and 2014, respectively, held in rabbi trusts and designated for the non-qualified pension plans. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The rabbi trust assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, pension plan assets would have been $4,557 and $4,836 as of December 31, 2015 and 2014, respectively, and the funded status of pension benefits would have been $(1,177) and $(1,189) as of December 31, 2015 and 2014, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Employee Benefit Plans (continued)

The following table provides information for the Company's defined benefit pension plans with an accumulated benefit obligation in excess of plan assets.

	As of December 31,
	2015	2014
Projected benefit obligation	$5,734	$6,025
Accumulated benefit obligation	5,732	6,024
Fair value of plan assets	4,430	4,707
As of December 31, 2015, pension and other postretirement benefits plan assets totaling $4.6 billion were invested in the separate accounts of HLIC.
Amounts recognized in the Company's Consolidated Balance Sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,
	2015	2014	2015	2014
Other liabilities	$1,304	$1,318	$139	$142
Components of Net Periodic Benefit Cost (Benefit) and Other Amounts Recognized in Other Comprehensive Income (Loss)
Net periodic benefit cost (benefit) includes the following components:

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2015	2014	2013	2015	2014	2013
Service cost	$2	$2	$1	$—	$—	$—
Interest cost	235	258	238	12	14	11
Expected return on plan assets	(311)	(325)	(315)	(12)	(14)	(14)
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Amortization of actuarial loss	60	45	59	5	5	2
Settlements	—	128	—	—	—	—
Net periodic benefit cost (benefit)	$(14)	$108	$(17)	$(2)	$(2)	$(8)
Amounts recognized in other comprehensive income (loss) were as follows:

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2015	2014	2015	2014
Amortization of actuarial loss	$60	$45	$5	$5
Settlement loss	—	128	—	—
Amortization of prior service credit	—	—	(7)	(7)
Net loss arising during the year	(185)	(622)	(3)	(51)
Total	$(125)	$(449)	$(5)	$(53)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Employee Benefit Plans (continued)

Amounts in accumulated other comprehensive income (loss) on a before tax basis that have not yet been recognized as components of net periodic benefit cost consist of:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,
	2015	2014	2015	2014
Net loss	$(2,553)	$(2,428)	$(123)	$(124)
Prior service credit	—	—	91	97
Total	$(2,553)	$(2,428)	$(32)	$(27)
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2016 is $55. The estimated prior service cost for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2016 is $(7). The estimated net loss for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2016 is $5.
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
The Company’s pension plan and other postretirement benefit plans’ target allocation by asset category is presented in the table below.

	Target Asset Allocation
	Pension Plans		Other Postretirement Plans
	(minimum)	(maximum)	(minimum)	(maximum)
Equity securities	5%	20%	15%	45%
Fixed income securities	50%	70%	55%	85%
Alternative assets	10%	45%	—%	—%
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
The Company’s pension plan and other postretirement benefit plans’ weighted average asset allocation is presented in the table below.

	Pension Plans		Other Postretirement Plans
	Percentage of Assets		Percentage of Assets
	at Fair Value		at Fair Value
	As of December 31,
	2015	2014	2015	2014
Equity securities	20%	21%	25%	25%
Fixed income securities	66%	62%	75%	75%
Alternative assets	14%	17%	—%	—%
Total	100%	100%	100%	100%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Employee Benefit Plans (continued)

The majority of the Plan assets are invested in separate accounts managed by HIMCO, a wholly-owned subsidiary of the Company. The Plan invests in commingled funds and partnerships managed by unaffiliated managers for emerging markets, equity, hedge funds and other alternative investments. These portfolios encompass multiple asset classes reflecting the current needs of the Plan, the investment preferences and risk tolerance of the Plan and the desired degree of diversification. These asset classes include publicly traded equities, bonds and alternative investments and are made up of individual investments in cash and cash equivalents, equity securities, debt securities, asset-backed securities and hedge funds. Hedge fund investments represent a diversified portfolio of partnership investments in absolute-return investment strategies.
In addition, the Company uses U.S. Treasury bond futures contracts and U.S. Treasury STRIPS in a duration overlay program to adjust the duration of Plan assets to better match the duration of the benefit obligation.
Investment Valuation
For further discussion of the valuation of investments, see Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Pension Plan Assets
The fair values of the Company’s pension plan assets by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$7	$274	$—	$281
Fixed Income Securities:
Corporate	—	922	19	941
RMBS	—	242	24	266
U.S. Treasuries	16	1,029	3	1,048
Foreign government	—	49	5	54
CMBS	—	183	—	183
Other fixed income [1]	—	105	1	106
Mortgage Loans	—	—	54	54
Equity Securities:
Large-cap domestic	500	11	1	512
International	298	87	—	385
Other investments:
Hedge funds	—	566	54	620
Private Market Alternatives	—	—	20	20
Total pension plan assets at fair value [2]	$821	$3,468	$181	$4,470

[1]	Includes ABS, municipal bonds, and foreign bonds.

[2]
Excludes approximately $67 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Also excludes approximately $27 of interest receivable.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Employee Benefit Plans (continued)

The fair values of the Company’s pension plan assets by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$56	$252	$—	$308
Fixed Income Securities:
Corporate	—	919	34	953
RMBS	—	181	28	209
U.S. Treasuries	24	1,198	5	1,227
Foreign government	—	65	5	70
CMBS	—	156	—	156
Other fixed income [1]	—	93	4	97
Equity Securities:
Large-cap domestic	526	—	—	526
Mid-cap domestic	—	—	—	—
Small-cap domestic	—	—	—	—
International	435	3	—	438
Other investments:
Hedge funds	—	562	181	743
Total pension plan assets at fair value [2]	$1,041	$3,429	$257	$4,727

[1]	Includes ABS and municipal bonds.

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

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Mortgage loans	Other [1]	Hedge funds	Private Market Alternatives	Totals
Fair Value as of January 1, 2015	$34	$28	$5	$—	$9	$181	$—	$257
Realized gains (losses), net	—	—	—	—	—	—	—	—
Changes in unrealized gains (losses), net	(2)	—	(1)	—	(1)	—	3	(1)
Purchases	12	14	1	54	3	2	17	103
Settlements	—	(14)	—	—	(3)	—	—	(17)
Sales	(11)	(2)	—	—	(1)	(24)	—	(38)
Transfers into Level 3	—	4	—	—	1	—	—	5
Transfers out of Level 3	(14)	(6)	—	—	(3)	(105)	—	(128)
Fair Value as of December 31, 2015	$19	$24	$5	$54	$5	$54	$20	$181

[1]	"Other" includes U.S. Treasuries, Other fixed income and Large-cap domestic equities investments.
During the year ended December 31, 2015, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.

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
During the year ended December 31, 2014, transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.
There was no Company common stock included in the Plan’s assets as of December 31, 2015 and 2014.
The fair value of the Company’s other postretirement plan assets by asset category are as follows:

	Other Postretirement Plan Assets at Fair Value as of December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$16	$—	$16
Fixed Income Securities:
Corporate	—	36	2	38
RMBS	—	27	3	30
U.S. Treasuries	—	23	—	23
Foreign government	—	2	—	2
CMBS	—	14	—	14
Other fixed income	—	7	—	7
Equity Securities:
Large-cap	41	—	—	41
Total other postretirement plan assets at fair value [1]	$41	$125	$5	$171

[1]
Excludes approximately $10 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Also excludes approximately $1 of interest receivable.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Employee Benefit Plans (continued)

The fair value of the Company’s other postretirement plan assets by asset category are as follows:

	Other Postretirement Plan Assets at Fair Value as of December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$8	$5	$—	$13
Fixed Income Securities:
Corporate	—	41	3	44
RMBS	—	22	3	25
U.S. Treasuries	1	44	—	45
Foreign government	—	2	—	2
CMBS	—	15	—	15
Other fixed income	—	7	—	7
Equity Securities:
Large-cap	49	—	—	49
Total other postretirement plan assets at fair value [1]	$58	$136	$6	$200

[1]	Excludes approximately $5 of investment payables net of investment receivables that are not carried at fair value and approximately $1 of interest receivable carried at fair value.

Other Postretirement Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign Government	Other Fixed Income	Totals
Fair Value as of January 1, 2015	$3	$3	$—	$—	$6
Changes in unrealized gains (losses), net	—	—	—	—	—
Purchases	1	1	—	—	2
Settlements	—	(1)	—	—	(1)
Sales	(1)	—	—	—	(1)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1)	—	—	—	(1)
Fair Value as of December 31, 2015	$2	$3	$—	$—	$5

Other Postretirement Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign Government	Other Fixed Income	Totals
Fair Value as of January 1, 2014	$—	$—	$—	$—	$—
Realized gains (losses), net	—	—	—	—	—
Changes in unrealized gains (losses), net	—	—	—	—	—
Purchases	3	3	—	—	6
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fair Value as of December 31, 2014	$3	$3	$—	$—	$6
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2015 and 2014.
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
16. Employee Benefit Plans (continued)

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
Cash Flows
The following table illustrates the Company’s contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits
2015	$101	$—
2014	$101	$—
In 2015, the Company, at its discretion, made $100 in contributions to the U.S. qualified defined benefit pension plan. The Company does not have a 2016 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2016. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2016 to make this determination.
Employer contributions in 2015 and 2014 were made in cash and did not include contributions of the Company’s common stock.
Benefit Payments
The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and other postretirement plans as of December 31, 2015:

	Pension Benefits	Other Postretirement Benefits
2016	$327	$40
2017	332	38
2018	338	35
2019	345	32
2020	346	29
2021 - 2025	1,738	113
Total	$3,426	$287
In addition, the following table sets forth amounts of other postretirement benefits expected to be received under the Medicare Part D Subsidy over the next ten years as of December 31, 2015:

2016	$3
2017	3
2018	3
2019	3
2020	3
2021 - 2025	18
Total	$33

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Stock Compensation Plans

The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2015, 2014 and 2013, the Company issued shares from treasury in satisfaction of stock-based compensation.
The Company recognized stock-based compensation expense as follows:

	For the years ended December 31,
	2015	2014	2013
Stock-based compensation plans expense	$78	$98	$69
Income tax benefit	(27)	(34)	(24)
Total stock-based compensation plans expense, after-tax	$51	$64	$45
In 2014, the Company modified a former executive’s awards to receive retirement treatment. The incremental compensation cost resulting from the modifications totaled $16 of which $11 was recognized at the modification date. The remainder is recognized over the remaining service period.
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2015, the total compensation cost related to non-vested awards not yet recognized was $90, which is expected to be recognized over a weighted average period of 1.8 years.
Stock Plan
On May 21, 2014, at the Company’s Annual Meeting of Shareholders, the shareholders approved The Hartford 2014 Incentive Stock Plan (the “Incentive Stock Plan”) which supersedes and replaces earlier incentive stock plans and as a result is currently the only plan pursuant to which future stock-based awards may be granted (other than the Subsidiary Stock Plan and the Employee Stock Purchase Plan described below). The terms of the Incentive Stock Plan are substantially similar to the terms of the earlier incentive stock plans, with changes primarily to ensure alignment with market practices and simplify administration. These changes did not result in incremental compensation cost for outstanding awards. The Incentive Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The maximum number of shares, subject to adjustments set forth in the Incentive Stock Plan, that may be issued to Company employees and third party service providers during the 10-year duration of the Incentive Stock Plan is 12,000,000 shares. If any award under an earlier incentive stock plan is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the Incentive Stock Plan and such shares shall be added to the maximum limit. As of December 31, 2015, there were 12,086,260 shares available for future issuance.
The fair values of awards granted under the Incentive Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally 3 years. For stock option awards to retirement-eligible employees the Company recognizes the expense over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive.
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
The valuation model incorporates ranges of assumptions for inputs, and those ranges are disclosed below. The term structure of volatility is generally constructed utilizing implied volatilities from exchange-traded options, CPP warrants related to the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model, and accommodates variations in employee preference and risk-tolerance by segregating the grantee pool into a series of behavioral cohorts and conducting a fair valuation for each cohort individually. The expected term of options granted is derived from the output of the option valuation model and represents, in a mathematical sense, the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Stock Compensation Plans (continued)

	For the years ended December 31,
	2015			2014			2013
Expected dividend yield	1.8%			1.7%			1.7%
Expected annualized spot volatility	22.1%	-	39.4%	25.9%	-	57.8%	31.1%	-	48.1%
Weighted average annualized volatility	32.7%			35.1%			47.3%
Risk-free spot rate	—%	-	2.6%	0.1%	-	2.8%	0.1%	-	1.9%
Expected term	5.0 years			5.0 years			5.0 years
A summary of non-qualified stock option activity under the Company’s Incentive Stock Plan is presented below.

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2015
Outstanding at beginning of year	3,745	$29.64
Granted	862	$41.25
Exercised	(754)	$22.18
Forfeited	—	$—
Expired	(53)	$76.80
Outstanding at end of year	3,800	$33.09	6.5 years	$45
Outstanding, fully vested and expected to vest	3,749	$33.53	6.5 years	$42
Exercisable at end of year	2,351	$30.34	5.2 years	$36
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2015, 2014, and 2013 was $10.60, $10.59 and $7.78, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $16, $10, and $5, respectively.
Share Awards
Share awards granted under the Incentive Stock Plan and outstanding include restricted stock units, restricted stock and performance shares.
Restricted Stock and Restricted Stock Units
Restricted stock units are share equivalents that are credited with dividend equivalents. Dividend equivalents are accumulated and paid in incremental shares when the underlying units vest. Restricted stock are shares of The Hartford's common stock with restrictions as to transferability until vested. Restricted stock units and restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. Generally, restricted stock units vest at the end of or over three years; certain restricted stock units vest at the end of 5 years. Equity awards granted to non-employee directors generally vest in one year and were made in the form of restricted stock in 2014 and restricted stock units in 2015.
Performance Shares
Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved at the end of or over three years. While most performance shares vest at the end of or over three years, certain performance shares vest at the end of five years.
Performance share awards that are not dependent on market conditions are valued equal to the market price of the Company's common stock on the date of grant less a discount for the absence of dividends. Stock-compensation expense for these performance share awards without market conditions is based on a current estimate of the number of awards expected to vest and, therefore, may change during the performance period as new estimates of performance are available.

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

	For the years ended December 31,
	2015			2014			2013
Volatility of common stock	21.4%			31.6%			42.8%
Average volatility of peer companies	14.0%	-	24.0%	17.0%	-	29.0%	20.0%	-	36.0%
Average correlation coefficient of peer companies	54.0%			62.0%			76.0%
Risk-free spot rate	1.1%			0.7%			0.4%
Term	3.0 years			3.0 years			3.0 years
Total Share Awards
A summary of non-vested share award activity under the Company's Incentive Stock Plan is presented below.

	Restricted Stock and Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2015
Non-vested at beginning of year	7,232	$26.59	1,063	$30.55
Granted	1,603	$42.25	398	$42.40
Performance based adjustment			407	$24.15
Vested	(2,708)	$20.95	(814)	$24.15
Forfeited	(259)	$36.90	(279)	$33.47
Non-vested at end of year	5,868	$33.12	775	$37.35
The weighted average grant-date fair value per share of restricted stock units and restricted stock granted during the years ended December 31, 2015, 2014, and 2013 was $42.25, $35.74 and $27.72, respectively. The weighted average grant-date fair value per share of performance shares granted during the years ended December 31, 2015, 2014, and 2013 was $42.40, $36.45 and $27.92, respectively.
The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $144, $75 and $42, respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2015, 2014 and 2013.
Subsidiary Stock Plan
In 2013 the Company established a subsidiary stock-based compensation plan similar to The Hartford Incentive Stock Plan except that it awards non-public subsidiary stock as compensation. The Company recognized stock-based compensation plans expense of $7, $4 and $1 in the years ended December 31, 2015, 2014 and 2013, respectively, for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company will recognize a noncontrolling equity interest. Employees will be restricted from selling vested subsidiary stock to other than the Company and the Company will have discretion on the amount of stock to repurchase. Therefore the subsidiary stock is classified as equity because it is not mandatorily redeemable.
Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Accordingly, the plan is a noncompensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2015, there were 4,944,278 shares available for future issuance. During the years ended December 31, 2015, 2014 and 2013, 249,344 shares, 258,609 shares, and 321,723 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $2.15, $1.70 and $1.00 during the years ended December 31, 2015, 2014 and 2013, respectively. The fair value is estimated based on the 5% discount off the market price per share on the last trading day of the offering period.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Discontinued Operations and Business Dispositions

Discontinued Operations
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of HLIKK to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company for cash proceeds of $963. The sale transaction resulted in an after-tax loss on disposition of $659 in the year ended December 31, 2014. The operations of the Company's HLIKK business meet the criteria for reporting as discontinued operations. The Company's HLIKK business is included in the Talcott Resolution reporting segment.
Concurrently with the sale, HLIKK recaptured certain risks that had been reinsured to the Company’s U.S. subsidiaries, Hartford Life and Annuity Insurance Company ("HLAI") and HLIC by terminating intercompany agreements. Upon closing, the Buyer became responsible for all liabilities for the recaptured business. The Company has, however, continued to provide reinsurance for yen denominated fixed payout annuities of approximately $619 as of December 31, 2015.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Discontinued Operations and Business Dispositions (continued)

The Consolidated Statements of Operations include a net realized gain on disposal of $9 for the year ended December 31, 2015 related to discontinued operations. Amounts related to discontinued operations included in the Consolidated Statements of Operations for the year ended December 31, 2014 and 2013 are summarized in the following table.

	For the years ended December 31,
	2014	2013
Revenues
Earned premiums	$(1)	$(1)
Fee income and other	239	713
Net investment income
Securities available-for-sale and other	18	96
Equity securities, trading	134	6,200
Total net investment income	152	6,296
Net realized capital losses	(157)	(1,340)
Total revenues	233	5,668
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	7	(98)
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	134	6,200
Amortization of DAC	—	907
Insurance operating costs and other expenses	23	127
Total benefits, losses and expenses	164	7,136
Income (loss) before income taxes	69	(1,468)
Income tax benefit	(2)	(521)
Income (loss) from operations of discontinued operations, net of tax	71	(947)
Net realized capital loss on disposal, net of tax [1]	(622)	(102)
Loss from discontinued operations, net of tax	$(551)	$(1,049)

[1]	Includes income tax benefits of $265 on the sale of HLIKK and $219 on the sale of HLIL for the years ended December 31, 2014 and 2013, respectively.
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
18. Discontinued Operations and Business Dispositions (continued)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Restructuring and Other Costs

The company has completed the restructuring activities initiated in 2011 and 2012. Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through December 31, 2015. For related discussion of the Company's business disposition transactions, see Note 18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements.
The Company has completed substantially all of its restructuring activities related to consolidation of its real estate operations initiated in 2013 consistent with the Company's strategic business realignment.
Restructuring and other costs, including costs incurred to date, as of December 31, 2015 were as follows:

Commercial Lines	$6
Personal Lines	3
Group Benefits	1
Mutual Funds	4
Talcott Resolution	69
Corporate	299
Total restructuring and other costs	$382
Restructuring and other costs, pre-tax incurred in connection with these activities were as follows:

	For the years ended December 31,
	2015	2014	2013
Severance benefits	$6	$16	$22
Professional fees	—	1	19
Asset impairment charges	17	42	20
Contract termination and other charges	(3)	12	6
Total restructuring and other costs	$20	$71	$67
Restructuring and other costs costs, included in insurance operating costs and other expenses in the Consolidated Statements of Operations for each reporting segment, as well as the Corporate category are as follows:

	For the years ended December 31,
	2015	2014	2013
Commercial Lines	$—	$—	$1
Personal Lines	—	—	—
Group Benefits	—	—	—
Mutual Funds	—	—	1
Talcott Resolution	—	—	1
Corporate	20	71	64
Total restructuring and other costs	$20	$71	$67

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Restructuring and Other Costs (continued)

The tables below provide roll-forwards for accrued restructuring and other costs included in other liabilities in the Consolidated Balance Sheets.

	For the year ended December 31, 2015
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Contract Termination and Other Charges	Total Restructuring and Other Costs
Balance, beginning of period	$10	$—	$—	$6	$16
Accruals/provisions	6	—	17	(3)	20
Payments/write-offs	(11)	—	(17)	(3)	(31)
Balance, end of period	$5	$—	$—	$—	$5

	For the year ended December 31, 2014
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Contract Termination and Other Charges	Total Restructuring and Other Costs
Balance, beginning of period	$22	$—	$—	$6	$28
Accruals/provisions	16	—	43	12	71
Payments/write-offs	(28)	—	(43)	(12)	(83)
Balance, end of period	$10	$—	$—	$6	$16
20. Quarterly Results (Unaudited)

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Revenues	$4,617	$4,612	$4,685	$4,616	$4,562	$4,769	$4,513	$4,617
Benefits, losses and expenses	3,992	4,003	4,215	4,466	4,183	4,273	4,009	4,173
Income from continuing operations, net of tax	467	466	413	150	372	388	421	345
Income (loss) from discontinued operations, net of tax	—	29	—	(617)	9	—	—	37
Net income (loss)	467	495	413	(467)	381	388	421	382
Basic earnings (losses) per common share	$1.11	$1.10	$0.99	$(1.04)	$0.92	$0.89	$1.03	$0.89
Diluted earnings (losses) per common share	$1.08	$1.03	$0.96	$(1.00)	$0.90	$0.86	$1.01	$0.86
Weighted average common shares outstanding, basic	422.6	449.8	418.7	450.6	413.8	437.2	406.9	429.6
Weighted average shares outstanding and dilutive potential common shares	433.7	478.6	428.1	467.9	423.0	450.8	415.9	442.6

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(In millions)

	As of December 31, 2015
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$7,911	$8,179	$8,179
States, municipalities and political subdivisions	11,124	12,121	12,121
Foreign governments	1,321	1,308	1,308
Public utilities	4,395	4,634	4,634
All other corporate bonds	21,481	22,168	22,168
All other mortgage-backed and asset-backed securities	10,733	10,786	10,786
Total fixed maturities, available-for-sale	56,965	59,196	59,196
Fixed maturities, at fair value using fair value option	510	503	503
Total fixed maturities	57,475	59,699	59,699
Equity Securities
Common stocks
Industrial, miscellaneous and all other	969	956	956
Non-redeemable preferred stocks	166	165	165
Total equity securities, available-for-sale	1,135	1,121	1,121
Equity securities, trading	10	11	11
Total equity securities	1,145	1,132	1,132
Mortgage loans	5,624	5,736	5,624
Policy loans	1,447	1,447	1,447
Futures, options and miscellaneous	588	109	109
Short-term investments	1,843	1,843	1,843
Investments in partnerships and trusts	2,874		2,874
Total investments	$70,996		$72,728

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(In millions)

	As of December 31,
Condensed Balance Sheets	2015	2014
Assets
Fixed maturities, available-for-sale, at fair value	$1,361	$1,093
Other investments	7	12
Short-term investments	350	961
Investment in affiliates	22,601	23,800
Deferred income taxes	1,450	1,582
Unamortized issue costs	43	49
Other assets	37	36
Total assets	$25,849	$27,533
Liabilities and Stockholders’ Equity
Net payable to affiliates	$1,355	$1,218
Short-term debt (includes current maturities of long-term debt)	275	456
Long-term debt	4,941	5,510
Other liabilities	1,636	1,629
Total liabilities	8,207	8,813
Total stockholders’ equity	17,642	18,720
Total liabilities and stockholders’ equity	$25,849	$27,533

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2015	2014	2013
Net investment income	$14	$11	$10
Net realized capital losses	(6)	(6)	(7)
Total revenues	8	5	3
Interest expense	346	365	384
Other expenses	35	134	178
Total expenses	381	499	562
Loss before income taxes and earnings of subsidiaries	(373)	(494)	(559)
Income tax benefit	(131)	(172)	(187)
Loss before earnings of subsidiaries	(242)	(322)	(372)
Earnings of subsidiaries	1,924	1,120	548
Net income (loss)	1,682	798	176
Other comprehensive income (loss) - parent company:
Change in net gain/loss on cash-flow hedging instruments	—	—	(11)
Change in net unrealized gain/loss on securities	(1)	10	(13)
Change in pension and other postretirement plan adjustments	(82)	(292)	127
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	(83)	(282)	103
Other comprehensive income of subsidiaries	(1,174)	1,289	(3,025)
Total other comprehensive income (loss)	(1,257)	1,007	(2,922)
Total comprehensive income (loss)	$425	$1,805	$(2,746)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2015	2014	2013
Operating Activities
Net income	$1,682	$798	$176
Loss on extinguishment of debt	21	—	176
Undistributed earnings of subsidiaries	(1,924)	(1,120)	(549)
Change in operating assets and liabilities	1,167	3,376	1,170
Cash provided by operating activities	946	3,054	973
Investing Activities
Net sales of short-term investments	609	(212)	(454)
Capital contributions to subsidiaries	742	(585)	1,211
Cash provided by (used for) investing activities	1,351	(797)	757
Financing Activities
Proceeds from issuance of long-term debt	—	—	295
Repurchase of warrants	—	—	(33)
Repayments of long-term debt	(773)	(200)	(1,190)
Treasury stock acquired	(1,250)	(1,796)	(600)
Proceeds from net issuances of common shares under incentive and stock compensation plans and excess tax benefits	42	21	20
Dividends paid — Preferred shares	—	—	(21)
Dividends paid — Common Shares	(316)	(282)	(201)
Cash used for financing activities	(2,297)	(2,257)	(1,730)
Net change in cash	—	—	—
Cash — beginning of year	—	—	—
Cash — end of year	$—	$—	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$351	$366	$366
Dividends Received from Subsidiaries	$1,127	$2,589	$1,096

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Other Policyholder Funds and Benefits Payable

As of December 31, 2015
Commercial Lines	$435	$16,559	$3,271	$—
Personal Lines	155	1,845	1,959	—
Property & Casualty Other Operations	—	3,421	3	—
Group Benefits	35	6,379	43	495
Mutual Funds	11	—	—	—
Talcott Resolution	1,180	13,368	109	31,175
Corporate	—	—	—	—
Consolidated	$1,816	$41,572	$5,385	$31,670
As of December 31, 2014
Commercial Lines	$421	$16,505	3,184	—
Personal Lines	155	1,874	1,914	—
Property & Casualty Other Operations	—	3,427	1	—
Group Benefits	36	6,540	45	518
Mutual Funds	11	—	—	—
Talcott Resolution	1,200	13,098	111	32,014
Corporate	—	—	—	—
Consolidated	$1,823	$41,444	$5,255	$32,532

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)

(In millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income (Loss)	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums [2]
For the year ended December 31, 2015
Commercial Lines	$6,598	$910	$3,886	$951	$1,260	$6,625
Personal Lines	3,873	128	2,768	359	609	3,918
Property & Casualty Other Operations	32	133	243	—	25	35
Group Benefits	3,136	371	2,427	31	788	—
Mutual Funds	723	1	—	22	568	—
Talcott Resolution	1,133	1,470	1,451	139	441	—
Corporate	8	17	—	—	431	—
Consolidated	$15,503	$3,030	$10,775	$1,502	$4,122	$10,578
For the year ended December 31, 2014
Commercial Lines	$6,402	$958	$3,855	$919	$1,194	$6,381
Personal Lines	3,806	129	2,684	348	599	3,861
Property & Casualty Other Operations	1	129	261	—	31	2
Group Benefits	3,095	374	2,362	32	836	—
Mutual Funds	723	—	—	28	559	—
Talcott Resolution	1,407	1,542	1,643	402	544	—
Corporate	10	22	—	—	618	—
Consolidated	$15,444	$3,154	$10,805	$1,729	$4,381	$10,244
For the year ended December 31, 2013
Commercial Lines	$6,315	$984	$4,085	$905	$1,190	$6,208
Personal Lines	3,823	145	2,580	332	761	3,719
Property & Casualty Other Operations	—	141	148	—	27	2
Group Benefits	3,330	390	2,518	33	964	—
Mutual Funds	668	—	—	39	511	—
Talcott Resolution [3]	1,463	1,577	1,717	485	2,150	—
Corporate	12	27	—	—	757	—
Consolidated	$15,611	$3,264	$11,048	$1,794	$6,360	$9,929

[1]	Includes interest expense, goodwill impairment, loss on extinguishment of debt, restructuring and other costs, and reinsurance loss on disposition.

[2]	Excludes life insurance pursuant to Regulation S-X.

[3]
For the year ended, December 31, 2013, Talcott Resolution was recast to reflect the impact of the sale of HLIKK. For further information regarding this transaction, see Note 18 - Discontinued Operations and Business Dispositions of Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2015
Life insurance in-force	$619,722	$4,880	$21,406	$636,248	3%
Insurance revenues
Property and casualty insurance	$10,704	$586	$298	$10,416	3%
Life insurance and annuities	4,099	1,650	161	2,610	6%
Accident and health insurance	1,668	57	48	1,659	3%
Total insurance revenues	$16,471	$2,293	$507	$14,685	3%
For the year ended December 31, 2014
Life insurance in-force	$875,229	$240,285	$21,987	$656,931	3%
Insurance revenues
Property and casualty insurance	$10,531	$699	$264	$10,096	3%
Life insurance and annuities	4,414	1,666	137	2,885	5%
Accident and health insurance	1,615	54	56	1,617	3%
Total insurance revenues	$16,560	$2,419	$457	$14,598	3%
For the year ended December 31, 2013
Life insurance in-force	$883,387	$278,059	$49,789	$655,117	8%
Insurance revenues
Property and casualty insurance	$10,494	$871	$241	$9,864	2%
Life insurance and annuities	4,819	1,718	80	3,181	3%
Accident and health insurance	1,616	62	58	1,612	4%
Total insurance revenues	$16,929	$2,651	$379	$14,657	3%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance January 1,	Increase (decrease) in Costs and Expenses	Translation Adjustment	Write-offs/ Payments/ Other	Balance December 31,
2015
Allowance for doubtful accounts and other	$131	$44	$—	$(41)	$134
Allowance for uncollectible reinsurance	271	12	—	(17)	266
Valuation allowance on mortgage loans	18	7	—	(2)	23
Valuation allowance for deferred taxes	181	(102)	—	—	79
2014
Allowance for doubtful accounts and other	$125	$50	$—	$(44)	$131
Allowance for uncollectible reinsurance	244	30	—	(3)	271
Valuation allowance on mortgage loans	67	4	—	(53)	18
Valuation allowance for deferred taxes	4	5	—	172	181
2013
Allowance for doubtful accounts and other	$117	$56	$—	$(48)	$125
Allowance for uncollectible reinsurance	268	(1)	2	(25)	244
Valuation allowance on mortgage loans	68	2	—	(3)	67
Valuation allowance for deferred taxes	58	(2)	—	(52)	4

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(In millions)

	Discount Deducted From Liabilities [1]	Losses and Loss Adjustment Expenses Incurred Related to:		Paid Losses and Loss Adjustment Expenses
		Current Year	Prior Year
Years ended December 31,
2015	$523	$6,647	$250	$6,719
2014	$556	$6,572	$228	$6,711
2013	$553	$6,621	$192	$6,826

[1]
Reserves for permanently disabled claimants have been discounted using the weighted average interest rates of 3.24%, 3.50%, and 3.50% for the years ended December 31, 2015, 2014, and 2013, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
By:	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)
Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 26, 2016

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Bombara	Executive Vice President and Chief Financial Officer	February 26, 2016

	Beth A. Bombara	(Principal Financial Officer)

	/s/ Scott R. Lewis	Senior Vice President and Controller	February 26, 2016

	Scott R. Lewis	(Principal Accounting Officer)

	*	Director	February 26, 2016

Robert B. Allardice III

	*	Director	February 26, 2016

Trevor Fetter

	*	Director	February 26, 2016

Kathryn A. Mikells

	*	Director	February 26, 2016

Michael G. Morris

	*	Director	February 26, 2016

Thomas A. Renyi

	*	Director	February 26, 2016

Julie G. Richardson

	*	Director	February 26, 2016

Teresa W. Roseborough

	*	Director	February 26, 2016

Virginia P. Ruesterholz

	*	Director	February 26, 2016

Charles B. Strauss

	*	Director	February 26, 2016

H. Patrick Swygert

*By:	/s/ David C. Robinson

David C. Robinson
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. ("The Hartford") dated as of September 4, 2012.	10-Q	001-13958	2.01	11/01/2012
2.02	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford dated as of September 27, 2012.	10-Q	001-13958	2.02	11/01/2012
2.03	Stock Purchase Agreement, dated as of April 28, 2014, between Hartford Life, Inc., a subsidiary of The Hartford Financial Services Group, Inc., and ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation.	8-K	001-13958	2.1	04/28/2014
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective December 17, 2015.	8-K	001-13958	3.1	12/17/2015
4.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	4.1	10/20/2014
4.02	Amended and Restated By-Laws of The Hartford, amended effective December 17, 2015.	8-K	001-13958	3.1	12/17/2015
4.03	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.1	03/12/2004
4.04	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford and LaSalle Bank, N.A., as Trustee.	8-K	001-13958	4.1	02/16/2007
4.05	Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	S-3ASR	333-142044	4.03	04/11/2007
4.06	Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.1	06/06/2008
4.07	First Supplemental Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.2	06/06/2008
4.08	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K/A	001-13958	4.3	04/06/2012
4.09	First Supplemental Indenture, dated as of August 9, 2013, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3ASR	001-13958	4.7	08/09/2013
4.10	Replacement Capital Covenant, dated as of June 6, 2008.	8-K	001-13958	4.4	06/06/2008

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.11	Warrant to Purchase Shares of Common Stock of The Hartford Financial Services Group, Inc., dated June 26, 2009.	8-K	001-13958	4.1	06/26/2009
10.01	Five-Year Revolving Credit Facility Agreement dated October 31, 2014, among The Hartford Financial Services Group, Inc., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. Citibank, N.A., U.S. Bank National Association and Wells Fargo, National Association as syndication agents, and the lenders referred to therein.	8-K	001-13958	10.1	11/03/2014
10.02	Form of Commercial Paper Dealer Agreement between The Hartford Financial Services Group, Inc. as Issuer, and the Dealer party thereto	8-K	001-13958	10.1	12/29/2014
*10.03	The Hartford Senior Executive Officer Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.04	02/27/2015
*10.04	The Hartford Senior Executive Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.05	02/27/2015
*10.05	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.06	02/27/2015
*10.06	The Hartford 2010 Incentive Stock Plan, as amended and restated, effective February 25, 2014.	10-K	001-13958	10.05	02/28/2014
*10.07	The Hartford 2014 Incentive Stock Plan, effective May 21, 2014.	10-Q	333-197671	10.02	07/30/2014
*10.08	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.09	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.05	07/30/2014
*10.10	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.01	07/27/2015
*10.11	Summary of Annual Executive Bonus Program.	10-Q	001-13958	10.07	07/30/2014
*10.12	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010.	10-K	001-13958	10.10	02/25/2011
*10.13	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.04	08/04/2010
*10.14	The Hartford 2005 Incentive Stock Plan, as amended for the fiscal year ended 2009.	10-K	001-13958	10.10	02/23/2010
*10.15	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements.	8-K	001-13958	10.2	05/24/2005
*10.16	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.17	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.18	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.19	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.20	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	10-Q	001-13958	10.01	07/29/2013
10.21	Put Option Agreement, dated February 12, 2007, among The Hartford, Glen Meadow ABC Trust and LaSalle Bank, N.A.	8-K	001-13958	10.1	02/16/2007
12.01	Statement Re: Computation of Ratio of Earnings to Fixed Charges. **
21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **
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