Form 10-Q
period 2016-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2016-04-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 27, 2016, there were outstanding 393,384,892 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward looking statements or in Part I, Item 1A, Risk Factors in The Hartford’s 2015 Form 10-K Annual Report, and those identified from time to time in our other filings with the Securities and Exchange Commission.

•	Risks Related to Economic, Market and Political Conditions:

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

◦
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, market volatility and foreign exchange rates, commodities prices and implied volatility levels;

◦	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•	Risks Relating to Estimates, Assumptions and Valuations;

◦	risk associated with the use of analytical models in making decisions in key areas such as underwriting, capital management, hedging, reserving, and catastrophe risk management;

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

•	Insurance Industry and Product-Related Risks:

◦	the possibility of unfavorable loss development including with respect to long-tailed exposures;

◦	the possibility of a pandemic, earthquake, or other natural or man-made disaster that may adversely affect our businesses;

◦
weather and other natural physical events, including the severity and frequency of storms, hail, winter storms, hurricanes and tropical storms, as well as climate change and its potential impact on weather patterns;

◦
the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure as a result of, among other factors, the inability to exclude coverage for terrorist attacks from workers' compensation policies and limitations on reinsurance coverage from the federal government under applicable laws;

◦	the uncertain effects of emerging claim and coverage issues;

◦	actions by our competitors, many of which are larger or have greater financial resources than we do;

◦
technology changes, such as usage-based methods of determining premiums, advancement in automotive safety features, the development of autonomous vehicles, and platforms that facilitate ride sharing, which may alter demand for the Company's products, impact the frequency or severity of losses, and/or impact the way the Company markets, distributes and underwrites its products;

◦	the Company’s ability to market, distribute and provide insurance products and investment advisory services through current and future distribution channels and advisory firms;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2016, and the related condensed consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 28, 2016

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(In millions, except for per share data)	2016	2015
	(Unaudited)
Revenues
Earned premiums	$3,404	$3,322
Fee income	426	459
Net investment income	696	809
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	(27)	(12)
OTTI losses recognized in other comprehensive income (loss) (“OCI”)	4	—
Net OTTI losses recognized in earnings	(23)	(12)
Other net realized capital gains (losses)	(132)	17
Total net realized capital gains (losses)	(155)	5
Other revenues	20	22
Total revenues	4,391	4,617
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,641	2,563
Amortization of deferred policy acquisition costs ("DAC")	374	387
Insurance operating costs and other expenses	909	948
Interest expense	86	94
Total benefits, losses and expenses	4,010	3,992
Income before income taxes	381	625
Income tax expense	58	158
Net income	$323	$467
Net income per common share
Basic	$0.81	$1.11
Diluted	$0.79	$1.08
Cash dividends declared per common share	$0.21	$0.18
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In millions)	2016	2015
	(Unaudited)
Net income	$323	$467
Other comprehensive income (loss):
Changes in net unrealized gain on securities	522	208
Changes in OTTI losses recognized in other comprehensive income	(8)	(3)
Changes in net gain on cash flow hedging instruments	54	27
Changes in foreign currency translation adjustments	6	(20)
Changes in pension and other postretirement plan adjustments	9	10
OCI, net of tax	583	222
Comprehensive income	$906	$689
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $57,378 and $56,965)	$60,693	$59,196
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $0 and $150)	486	503
Equity securities, available-for-sale, at fair value (cost of $767 and $1,135) (includes equity securities, at fair value using the fair value option, of $0 and $282, and variable interest entity assets of $0 and $1)	798	1,121
Mortgage loans (net of allowances for loan losses of $22 and $23)	5,637	5,624
Policy loans, at outstanding balance	1,444	1,447
Limited partnerships and other alternative investments (includes variable interest entity assets of $394 and $2)	2,654	2,874
Other investments	280	120
Short-term investments (includes variable interest entity assets, at fair value, of $60 and $3)	1,918	1,843
Total investments	73,910	72,728
Cash (includes variable interest entity assets, at fair value, of $5 and $10)	479	448
Premiums receivable and agents’ balances, net	3,605	3,537
Reinsurance recoverables, net	23,125	23,189
Deferred policy acquisition costs	1,694	1,816
Deferred income taxes, net	2,868	3,206
Goodwill	498	498
Property and equipment, net	995	974
Other assets (includes variable interest entity assets of $4 and $0)	1,958	1,829
Separate account assets	118,361	120,123
Total assets	$227,493	$228,348
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,842	$41,572
Other policyholder funds and benefits payable	31,525	31,670
Unearned premiums	5,497	5,385
Short-term debt	690	275
Long-term debt	4,633	5,084
Other liabilities (includes variable interest entity liabilities of $5 and $12)	6,833	6,597
Separate account liabilities	118,361	120,123
Total liabilities	$209,381	$210,706
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 490,923,222 shares issued	5	5
Additional paid-in capital	8,885	8,973
Retained earnings	12,789	12,550
Treasury stock, at cost — 95,319,786 and 89,102,038 shares	(3,821)	(3,557)
Accumulated other comprehensive income ("AOCI"), net of tax	254	(329)
Total stockholders’ equity	$18,112	$17,642
Total liabilities and stockholders’ equity	$227,493	$228,348
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Three Months Ended March 31,
(In millions, except for share data)	2016	2015
	(Unaudited)
Common Stock	$5	$5
Additional Paid-in Capital, beginning of period	8,973	9,123
Issuance of shares under incentive and stock compensation plans	(124)	(150)
Stock-based compensation plans expense	19	16
Tax benefit on employee stock options and share-based awards	24	26
Issuance of shares for warrant exercise	(7)	(19)
Additional Paid-in Capital, end of period	8,885	8,996
Retained Earnings, beginning of period	12,550	11,191
Net income	323	467
Dividends declared on common stock	(84)	(75)
Retained Earnings, end of period	12,789	11,583
Treasury Stock, at cost, beginning of period	(3,557)	(2,527)
Treasury stock acquired	(350)	(250)
Issuance of shares under incentive and stock compensation plans	125	154
Net shares acquired related to employee incentive and stock compensation plans	(46)	(53)
Issuance of shares for warrant exercise	7	19
Treasury Stock, at cost, end of period	(3,821)	(2,657)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(329)	928
Total other comprehensive income (loss)	583	222
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	254	1,150
Total Stockholders’ Equity	$18,112	$19,077
Common Shares Outstanding, beginning of period (in thousands)	401,821	424,416
Treasury stock acquired	(8,394)	(6,128)
Issuance of shares under incentive and stock compensation plans	3,069	3,923
Return of shares under incentive and stock compensation plans to treasury stock	(1,066)	(1,299)
Issuance of shares for warrant exercise	173	477
Common Shares Outstanding, at end of period	395,603	421,389
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2016	2015
Operating Activities	(Unaudited)
Net income	$323	$467
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	155	(5)
Amortization of deferred policy acquisition costs	374	387
Additions to deferred policy acquisition costs	(354)	(354)
Depreciation and amortization	95	101
Other operating activities, net	81	22
Change in assets and liabilities:
Decrease in reinsurance recoverables	53	37
Increase (decrease) in deferred and accrued income taxes	(14)	168
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	158	120
Net change in other assets and other liabilities	(473)	(496)
Net cash provided by operating activities	398	447
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	5,460	6,584
Fixed maturities, fair value option	19	36
Equity securities, available-for-sale	414	363
Mortgage loans	114	104
Partnerships	235	179
Payments for the purchase of:
Fixed maturities, available-for-sale	(5,752)	(7,375)
Fixed maturities, fair value option	(38)	(59)
Equity securities, available-for-sale	(130)	(566)
Mortgage loans	(128)	(154)
Partnerships	(88)	(106)
Net proceeds from derivatives	189	45
Net increase (decrease) in policy loans	2	(24)
Net additions to property and equipment	(84)	(58)
Net proceeds from (payments for) short-term investments	(29)	1,325
Other investing activities, net	10	1
Net cash provided by investing activities	194	295
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,165	1,209
Withdrawals and other deductions from investment and universal life-type contracts	(4,174)	(4,682)
Net transfers from separate accounts related to investment and universal life-type contracts	2,810	3,175
Repayments at maturity or settlement of consumer notes	(5)	(2)
Net increase in securities loaned or sold under agreements to repurchase	64	323
Repayment of debt	—	(289)
Net issuance (return) of shares under incentive and stock compensation plans and excess tax benefit	10	(25)
Treasury stock acquired	(350)	(250)
Dividends paid on common stock	(85)	(78)
Net cash used for financing activities	(565)	(619)
Foreign exchange rate effect on cash	4	(22)
Net increase in cash	31	101
Cash – beginning of period	448	399
Cash – end of period	$479	$500
Supplemental Disclosure of Cash Flow Information
Income tax refunds received	$—	$47
Interest paid	$71	$77
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
On March 16, 2016, the Company announced it had entered into a definitive agreement for its wholly-owned subsidiary, Hartford Fire Insurance Company, to purchase Northern Homelands Company, the holding company of Maxum Specialty Insurance Group headquartered in Alpharetta, Georgia for $170, subject to post closing adjustments. Maxum will maintain its brand and limited wholesale distribution model and will be managed as a separate unit within The Hartford's Small Commercial line of business. The transaction, which will not have a material impact on the Company's financial position, results of operations or cashflows, is expected to close in the third quarter of 2016, subject to regulatory approvals.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2015 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2015 Form 10-K Annual Report.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., and entities in which the Company directly or indirectly has a controlling financial interest. Entities in which the Company has significant influence over the operating and financing decisions but does not control are reported using the equity method. All intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.
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
Adoption of New Accounting Standards
On January 1, 2016 the Company adopted new consolidation guidance issued by the Financial Accounting Standards Board (“FASB”). The updates revise when to consolidate variable interest entities ("VIEs") and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed to be a variable interest in an entity. The updates also modify guidance for determining whether limited partnerships are VIEs or voting interest entities. The new guidance did not have a material effect on the Company’s Condensed Consolidated Financial Statements though one investment in a hedge fund of funds that was previously consolidated as a voting interest entity is now consolidated as a VIE. For further discussion, see Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Future Adoption of New Accounting Standards
Leases
In February 2016, the FASB issued updated guidance on lease accounting. Under the new guidance, lessees with operating leases will be required to recognize a liability for the present value of future minimum lease payments with a corresponding asset for the right of use of the property. Under existing guidance, future minimum lease payments on operating leases are commitments that are not recognized as liabilities on the balance sheet. The updated guidance is to be adopted effective January 1, 2019 through a cumulative effect adjustment to retained earnings for the earliest period presented, with early application permitted. Leases will be classified as financing or operating leases similar to capital and operating leases, respectively, under current accounting guidance. Where the lease is economically similar to a purchase because The Hartford obtains control of the underlying asset, the lease will be a financing lease and the Company will recognize amortization of the right of use asset and interest expense on the liability. Where the lease provides The Hartford with only the right to control the use of the underlying asset over the lease term and the lease term is greater than one year, the lease will be an operating lease and the amortization and interest cost will be recognized as rental expense over the lease term on a straight-line basis. Leases with a term of one year or less will also be expensed over the lease term but will not be recognized on the balance sheet. The Company is currently evaluating the potential impact of the new guidance to the consolidated financial statements, including the timing of adoption. We do not expect a material impact to the consolidated financial statements; however, it is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date.
Stock Compensation
In March 2016, the FASB issued updated guidance on accounting for share-based payments to employees. The updated guidance requires the excess tax benefit or deficiency on vesting or settlement of awards to be recognized in earnings as an income tax benefit or expense, respectively. This recognition of excess tax benefits and deficiencies will result in earnings volatility as current accounting guidance recognizes these amounts as an adjustment to additional paid-in capital. The excess tax benefit was $27 and $6 for the years ended December 31, 2015 and 2014, respectively, which would have increased net income in each of those years. The excess tax benefits or deficiencies are discrete items in the reporting period in which they occur, and so will not be considered in determining the annual estimated effective tax rate. The excess tax benefits or deficiencies will be presented as a cash flow within operating activities instead of within financing activities as is the case under current accounting. The Hartford will adopt the updated guidance January 1, 2017 and will recognize excess tax benefits or deficiencies in net income, as well as the related cash flows in operating activities, on a prospective basis. The impact of the adoption will depend on the excess tax benefits or deficiencies realized on vesting or settlement of awards resulting from the difference between the market value of awards at vesting or settlement and the grant date fair value recognized through compensation expense.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(In millions, except for per share data)	2016	2015
Earnings
Net income	$323	$467
Shares
Weighted average common shares outstanding, basic	398.5	422.6
Dilutive effect of stock compensation plans	4.2	5.5
Dilutive effect of warrants	3.6	5.6
Weighted average common shares outstanding and dilutive potential common shares	406.3	433.7
Net income per common share
Basic	$0.81	$1.11
Diluted	$0.79	$1.08

3. Segment Information
The Company currently conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category. The Company's revenues are generated primarily in the United States ("U.S."). Any foreign sourced revenue is immaterial.
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended March 31,
Net Income (Loss)	2016	2015
Commercial Lines	$228	$240
Personal Lines	20	76
Property & Casualty Other Operations	17	23
Group Benefits	50	52
Mutual Funds	20	22
Talcott Resolution	17	111
Corporate	(29)	(57)
Net income	$323	$467

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended March 31,
Revenues	2016	2015
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$755	$744
Property	159	156
Automobile	157	148
Package business	303	292
Liability	143	135
Bond	53	53
Professional liability	53	55
Total Commercial Lines	1,623	1,583
Personal Lines
Automobile	678	655
Homeowners	297	297
Total Personal Lines [1]	975	952
Group Benefits
Group disability	369	371
Group life	375	365
Other	51	44
Total Group Benefits	795	780
Mutual Funds
Mutual Fund	142	149
Talcott	25	30
Total Mutual Funds	167	179
Talcott Resolution	269	285
Corporate	1	2
Total earned premiums and fee income	3,830	3,781
Net investment income	696	809
Net realized capital gains (losses)	(155)	5
Other revenues	20	22
Total revenues	$4,391	$4,617
[1] For the three months ended March 31, 2016 and 2015, AARP members accounted for earned premiums of $807 and $766, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements

Fair value is determined based on the "exit price" notion which is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Financial instruments carried at fair value in the Company's Condensed Consolidated Financial Statements include fixed maturity and equity securities, available-for-sale ("AFS"); fixed maturities and equity securities at fair value using the fair value option ("FVO"); short-term investments; freestanding and embedded derivatives; certain limited partnerships and other alternative investments; separate account assets and certain other liabilities.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

The following tables present assets and (liabilities) carried at fair value by hierarchy level. Upon implementation of the new disclosure guidance effective in 2016 certain NAV-based fair values are no longer included in the fair value level disclosures; however, these amounts are included in the total fair value disclosed. As a result, prior period values for limited partnerships and other alternative investments and separate account assets have been removed from Level 2 and Level 3.

	March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,665	$—	$2,633	$32
Collateralized debt obligations ("CDOs")	3,107	—	2,565	542
Commercial mortgage-backed securities ("CMBS")	5,224	—	5,090	134
Corporate	27,297	—	26,463	834
Foreign government/government agencies	1,189	—	1,113	76
Municipal	12,303	—	12,253	50
Residential mortgage-backed securities ("RMBS")	4,338	—	2,452	1,886
U.S. Treasuries	4,570	67	4,503	—
Total fixed maturities	60,693	67	57,072	3,554
Fixed maturities, FVO	486	—	472	14
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	798	548	158	92
Derivative assets
Credit derivatives	16	—	16	—
Equity derivatives	2	—	—	2
Foreign exchange derivatives	5	—	5	—
Interest rate derivatives	(138)	—	(138)	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	146	—	61	85
Macro hedge program	64	—	—	64
Other derivative contracts	5	—	—	5
Total derivative assets [2]	100	—	(56)	156
Short-term investments	1,918	447	1,471	—
Limited partnerships and other alternative investments [3]	394	—	—	—
Reinsurance recoverable for GMWB	99	—	—	99
Modified coinsurance reinsurance contracts	57	—	57	—
Separate account assets [4]	115,959	74,486	40,156	155
Total assets accounted for at fair value on a recurring basis	$180,515	$75,559	$99,330	$4,070
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(361)	$—	$—	$(361)
Equity linked notes	(25)	—	—	(25)
Total other policyholder funds and benefits payable	(386)	—	—	(386)
Derivative liabilities
Credit derivatives	(39)	—	(39)	—
Equity derivatives	28	—	25	3
Foreign exchange derivatives	(338)	—	(338)	—
Interest rate derivatives	(665)	—	(637)	(28)
GMWB hedging instruments	46	—	(13)	59
Macro hedge program	81	—	—	81
Total derivative liabilities [5]	(887)	—	(1,002)	115
Total liabilities accounted for at fair value on a recurring basis	$(1,273)	$—	$(1,002)	$(271)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,499	$—	$2,462	$37
CDOs	3,038	—	2,497	541
CMBS	4,717	—	4,567	150
Corporate	26,802	—	25,948	854
Foreign government/government agencies	1,308	—	1,248	60
Municipal	12,121	—	12,072	49
RMBS	4,046	—	2,424	1,622
U.S. Treasuries	4,665	740	3,925	—
Total fixed maturities	59,196	740	55,143	3,313
Fixed maturities, FVO	503	2	485	16
Equity securities, trading [1]	11	11
Equity securities, AFS	1,121	874	154	93
Derivative assets
Credit derivatives	21	—	21	—
Foreign exchange derivatives	15	—	15	—
Interest rate derivatives	(227)	—	(227)	—
GMWB hedging instruments	111	—	27	84
Macro hedge program	74	—	—	74
Other derivative contracts	7	—	—	7
Total derivative assets [2]	1	—	(164)	165
Short-term investments	1,843	333	1,510	—
Limited partnerships and other alternative investments [3]	622	—	—	—
Reinsurance recoverable for GMWB	83	—	—	83
Modified coinsurance reinsurance contracts	79	—	79	—
Separate account assets [4]	118,174	78,110	38,700	140
Total assets accounted for at fair value on a recurring basis	$181,633	$80,070	$95,907	$3,810
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(262)	$—	$—	$(262)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(288)	—	—	(288)
Derivative liabilities
Credit derivatives	(16)	—	(16)	—
Equity derivatives	41	—	41	—
Foreign exchange derivatives	(374)	—	(374)	—
Interest rate derivatives	(569)	—	(547)	(22)
GMWB hedging instruments	47	—	(4)	51
Macro hedge program	73	—	—	73
Total derivative liabilities [5]	(798)	—	(900)	102
Total liabilities accounted for at fair value on a recurring basis	$(1,086)	$—	$(900)	$(186)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

[1]	Included in other investments on the Condensed Consolidated Balance Sheets.

[2]
Includes over-the-counter ("OTC") and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. See the following footnote 5 for derivative liabilities.

[3]
Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. The fair value is estimated using the net asset value per unit as a practical expedient and is excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

[4]
Approximately $2.4 billion and $1.8 billion of investment sales receivable, as of March 31, 2016, and December 31, 2015, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $1.2 billion of investments, as of March 31, 2016 and December 31, 2015, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

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
The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance, and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments as well as addressing valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups under the Valuation Committee, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include various investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes.
The Company also has an enterprise-wide Operational Risk Management function, led by the Chief Operational Risk Officer, which is responsible for establishing, maintaining and communicating the framework, principles and guidelines of the Company's operational risk management program. This includes model risk management which provides an independent review of the suitability, characteristics and reliability of model inputs as well as an analysis of significant changes to current models.
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
Derivative Instruments, including Embedded Derivatives within Investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2016 and December 31, 2015, 96% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models, including discounted cash flow models and option-pricing models that utilize present value techniques, or quoted market prices. The remaining derivatives were priced by broker quotations.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Limited Partnerships and Other Alternative Investments
The portion of limited partnerships and other alternative investments recorded at fair value includes hedge funds for which investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. The hedge funds are comprised of approximately half credit and equity related funds and approximately half global macro with a market neutral focus. Fair value is determined for these funds using the NAV, as a practical expedient, calculated on a monthly basis, and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time, 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed and 6) redemptions not allowed. The Company regularly assesses impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Funds that were subject to significant liquidity restrictions due to lock-up or gating provisions consisted of 8% and 9%, respectively, of the value of the investments as of March 31, 2016 and December 31, 2015. The remaining restriction period for these investments is approximately one year as of both March 31, 2016 and December 31, 2015. Funds where redemptions are not allowed consisted of 4% and 3%, respectively, of the value of the investments as of March 31, 2016 and December 31, 2015.
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
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is included in the following discussion:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets as well as certain derivative instruments.

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

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies — Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging market economies.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Credit derivatives – Primary inputs include the swap yield curve and credit default swap curves.

•	Equity derivatives – Primary inputs include equity index levels.

•	Foreign exchange derivatives – Primary inputs include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Primary input is the swap yield curve.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Level 3
Most of the Company's securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate ("CRE") CDOs and RMBS primarily backed by sub-prime loans. Also included in Level 3 are securities valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in the preceding noted Level 2 measurements, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including certain municipal securities, foreign government/government agency securities, and bank loans, which are included with corporate fixed maturities. Primary inputs for these long-dated securities are consistent with the typical inputs used in the preceding noted Level 1 and Level 2 measurements, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Significant inputs for Level 3 derivative contracts primarily include the typical inputs used in the preceding noted Level 1 and Level 2 measurements; but also include equity and interest rate volatility and swap yield curves beyond observable limits.

Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $741 and $106, for the three months ended March 31, 2016 and 2015, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three months ended March 31, 2016 and 2015, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three months ended March 31, 2016 and 2015, for the transfers into and out of Level 3.
Significant Unobservable Inputs for Level 3 Assets Measured at Fair Value
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value. The tables exclude ABS, CRE CDOs, index options and certain corporate securities and CMBS for which fair values are based on broker quotations.

Securities	Unobservable Inputs
	As of March 31, 2016
Assets Accounted for at Fair Value on a Recurring Basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS [3]	$115	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	31 bps	1,035 bps	409 bps	Decrease
Corporate [3]	320	Discounted cash flows	Spread	62 bps	725 bps	298 bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	219 bps	219 bps	219 bps	Decrease
RMBS	1,886	Discounted cash flows	Spread	34 bps	1,281 bps	217 bps	Decrease
			Constant prepayment rate	—%	20%	3%	Decrease [4]
			Constant default rate	1%	10%	6%	Decrease
			Loss severity	40%	100%	80%	Decrease
	As of December 31, 2015
CMBS [3]	$122	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	31 bps	1,505 bps	266 bps	Decrease
Corporate [3]	339	Discounted cash flows	Spread	63 bps	800 bps	306 bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	193 bps	193 bps	193 bps	Decrease
RMBS	1,622	Discounted cash flows	Spread	30 bps	1,696 bps	178 bps	Decrease
			Constant prepayment rate	—%	20%	2%	Decrease [4]
			Constant default rate	1%	10%	6%	Decrease
			Loss severity	—%	100%	78%	Decrease

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Level 3 CMBS, corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as noted in the following discussion.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

Freestanding Derivatives	Unobservable Inputs
	As of March 31, 2016
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	$(32)	Discounted cash flows	Swap curve beyond 30 years	2%	2%	Decrease
Interest rate swaptions [2]	4	Option model	Interest rate volatility	2%	2%	Increase
GMWB hedging instruments
Equity variance swaps	(34)	Option model	Equity volatility	22%	24%	Increase
Equity options	28	Option model	Equity volatility	26%	29%	Increase
Customized swaps	150	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program [3]
Equity options	178	Option model	Equity volatility	12%	27%	Increase
	As of December 31, 2015
Interest rate derivative
Interest rate swaps	$(30)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions [2]	8	Option model	Interest rate volatility	1%	2%	Increase
GMWB hedging instruments
Equity variance swaps	(31)	Option model	Equity volatility	19%	21%	Increase
Equity options	35	Option model	Equity volatility	27%	29%	Increase
Customized swaps	131	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program [3]
Equity options	179	Option model	Equity volatility	14%	28%	Increase

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
Securities and derivatives for which the Company bases fair value on broker quotations include ABS, CDOs, CMBS, corporate, and index options. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended March 31, 2016, no significant adjustments were made by the Company to broker prices received.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Product Derivatives
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced to the specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. GMWB payments that are not life-contingent represent an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability, excluding life-contingent payments, is carried at fair value and reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets. The notional value of the embedded derivative is the GRB.
In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”) as determined at contract issuance. All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract reported in fee income.
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
Best Estimate Claim Payments
The Best Estimate Claim Payments are calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. For the customized derivatives, policyholder behavior is prescribed in the derivative contract. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process are used in valuation. The Monte Carlo stochastic process involves the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels. Estimating these cash flows involves numerous estimates and subjective judgments regarding a number of variables. These variables include expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and assumptions about policyholder behavior which emerge over time.

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
The Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities on a daily basis. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions as we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s annual comprehensive study to refine its estimate of future gross profits with the study performed in the fourth quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations, or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains of $2 and $0, for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015 the credit standing adjustment was $2 and $0, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder assumption updates related to the behavior risk margin for the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015 the behavior risk margin was $45.
In addition to the non-market-based update described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $(4) and $10, for the three months ended March 31, 2016 and 2015, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the GMWB embedded derivative and the GMWB reinsurance derivative.

	As of March 31, 2016
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	20%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	75%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	12%	30%	Increase
	As of December 31, 2015
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	20%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	75%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	10%	40%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.
Generally, a change in withdrawal utilization assumptions would be accompanied by a directionally opposite change in lapse rate assumptions, as the behavior of policyholders that utilize GMWB riders is typically different from policyholders that do not utilize these riders.
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 29% and 28% were subject to significant liquidation restrictions due to lock-up or gating provisions as of March 31, 2016 and December 31, 2015, respectively. Limited partnerships where redemptions are not allowed consisted of 5% and 4% as of March 31, 2016 and December 31, 2015, respectively. Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS, and commercial mortgage loans.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three months ended March 31, 2016 and 2015, for the financial instruments classified as Level 3.
For the three months ended March 31, 2016

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2016	$37	$541	$150	$854	$60	$49	$1,622	$3,313	$16
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	—	(1)	(13)	—	—	—	(14)	(2)
Included in OCI [3]	—	—	(8)	(7)	5	1	(14)	(23)	—
Purchases	—	—	40	30	14	—	333	417	5
Settlements	(3)	1	(9)	(5)	(1)	—	(57)	(74)	(1)
Sales	—	—	—	(25)	(2)	—	—	(27)	—
Transfers into Level 3 [4]	5	—	—	58	—	—	2	65	—
Transfers out of Level 3 [4]	(7)	—	(38)	(58)	—	—	—	(103)	(4)
Fair value as of March 31, 2016	$32	$542	$134	$834	$76	$50	$1,886	$3,554	$14
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2016 [2] [7]	$—	$—	$(1)	$(13)	$—	$—	$—	$(14)	$(1)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2016	$93	$—	$(22)	$135	$147	$7	$267
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(1)	(11)	(6)	9	—	(2)	(10)
Included in OCI [3]	2	—	—	—	—	—	—
Purchases	—	16	—	—	—	—	16
Settlements	—	—	—	—	(2)	—	(2)
Sales	(2)	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—
Fair value as of March 31, 2016	$92	$5	$(28)	$144	$145	$5	$271
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2016 [2] [7]	$(1)	$(11)	$(6)	$9	$(1)	$(2)	$(11)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2016	$83	$139
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	12	—
Included in OCI [3]	—	4
Purchases	—	38
Settlements	4	(5)
Sales	—	(10)
Transfers into Level 3 [4]	—	3
Transfers out of Level 3 [4]	—	(15)
Fair value as of March 31, 2016	$99	$154
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2016 [2] [7]	$12	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable
Fair value as of January 1, 2016	$(262)	$(26)	$(288)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(82)	1	(81)
Settlements	(17)	—	(17)
Fair value as of March 31, 2016	$(361)	$(25)	$(386)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2016 [2] [7]	$(82)	$1	$(81)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

For the three months ended March 31, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2015	$122	$623	$284	$1,040	$59	$66	$1,281	$3,475	$92
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(2)	(1)	(4)	—	—	(1)	(8)	(5)
Included in OCI [3]	—	19	(3)	(28)	1	(2)	(1)	(14)	—
Purchases	43	—	21	5	5	—	310	384	12
Settlements	(1)	(9)	(13)	1	(1)	—	(46)	(69)	—
Sales	—	—	—	(7)	(16)	—	(31)	(54)	(4)
Transfers into Level 3 [4]	1	—	5	139	—	—	4	149	—
Transfers out of Level 3 [4]	(4)	(47)	(25)	(34)	—	—	(53)	(163)	(10)
Fair value as of March 31, 2015	$161	$584	$268	$1,112	$48	$64	$1,463	$3,700	$85
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$—	$(1)	$(1)	$(2)	$—	$—	$(1)	$(5)	$(1)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2015	$98	$(9)	$6	$(7)	$170	$141	$12	$313
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	5	17	(11)	9	(1)	(1)	18
Included in OCI [3]	(3)	—	—	—	—	—	—	—
Purchases	8	(7)	—	—	—	47	—	40
Settlements	—	—	(15)	—	(20)	—	—	(35)
Sales	(2)	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—	—
Fair value as of March 31, 2015	$102	$(11)	$8	$(18)	$159	$187	$11	$336
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$1	$5	$3	$(19)	$16	$3	$(1)	$7

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2015	$56	$112
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	4	1
Purchases	—	38
Settlements	5	(5)
Sales	—	(6)
Transfers into Level 3 [4]	—	1
Transfers out of Level 3 [4]	—	(4)
Fair value as of March 31, 2015	$65	$137
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$4	$1

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(19)	—	(19)	—
Settlements	(18)	—	(18)	—
Fair value as of March 31, 2015	$(176)	$(26)	$(202)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$(19)	$—	$(19)	$—

[1]
The Company classifies realized and unrealized gains (losses) on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

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
The Company also elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. As of March 31, 2016, the Company no longer has any of these investments. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2016	2015
Assets
Fixed maturities, FVO
CDOs	$—	$1
Foreign government	(1)	—
RMBS	1	1
Total fixed maturities, FVO	$—	$2
Equity, FVO	(34)	2
Total realized capital gains (losses)	$(34)	$4
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	March 31, 2016	December 31, 2015
Assets
Fixed maturities, FVO
ABS	$9	$13
CDOs	4	6
CMBS	16	24
Corporate	62	87
Foreign government	8	2
U.S government	3	3
RMBS	384	368
Total fixed maturities, FVO	$486	$503
Equity, FVO [1]	$—	$282

[1]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of March 31, 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value.

		March 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,444	$1,444	$1,447	$1,447
Mortgage loans	Level 3	5,637	5,900	5,624	5,736
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,636	$6,888	$6,706	$6,898
Senior notes [2]	Level 2	4,240	4,836	4,259	4,811
Junior subordinated debentures [2]	Level 2	1,083	1,283	1,100	1,304
Consumer notes [3]	Level 3	33	33	38	38
Assumed investment contracts [3]	Level 3	668	730	619	682

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before tax)	2016	2015
Gross gains on sales	$90	$197
Gross losses on sales	(108)	(148)
Net OTTI losses recognized in earnings	(23)	(12)
Valuation allowances on mortgage loans	—	(3)
Periodic net coupon settlements on credit derivatives	—	1
Results of variable annuity hedge program
GMWB derivatives, net	(17)	1
Macro hedge program	(14)	(4)
Total results of variable annuity hedge program	(31)	(3)
Other, net [1]	(83)	(27)
Net realized capital gains (losses)	$(155)	$5

[1]
Primarily consists of changes in the value of non-qualifying derivatives, transactional foreign currency revaluation gains (losses) on yen denominated fixed payout annuity liabilities and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. For the three months ended March 31, 2016 and 2015, gains (losses) from transactional foreign currency revaluation of $(50) and $0, respectively, were primarily related to the yen denominated fixed payout annuity liabilities. For the three months ended March 31, 2016 and 2015, gains (losses) on instruments used to hedge the foreign currency exposure on the fixed payout annuities were $36 and $(14), respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $41 and $37 for the three months ended March 31, 2016 and 2015, respectively. Proceeds from sales of AFS securities totaled $4.9 billion and $6.2 billion for three months ended March 31, 2016 and 2015, respectively.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

The Company’s evaluation of whether a credit impairment exists for debt securities includes but is not limited to, the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, earnings multiples, underlying asset valuations and various performance indicators, such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, and loan-to-value ("LTV") ratios. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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
The primary factors considered in evaluating whether an impairment exists for an equity security may include, but are not limited to: (a) the length of time and extent to which the fair value has been less than the cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on preferred stock dividends and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
The following table presents the Company's impairments by impairment type.

	Three Months Ended March 31,
	2016	2015
Credit impairments	$18	$3
Intent-to-sell impairments	2	9
Impairments on equity securities	3	—
Total impairments	$23	$12
The following table presents a roll-forward of the Company’s cumulative credit impairments on fixed maturities held.

	Three Months Ended March 31,
(Before tax)	2016	2015
Balance as of beginning of period	$(324)	$(424)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(17)	(3)
Securities previously impaired	(1)	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	1	4
Securities the Company made the decision to sell or more likely than not will be required to sell	—	2
Securities due to an increase in expected cash flows	5	9
Balance as of end of period	$(336)	$(412)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	March 31, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,683	$29	$(47)	$2,665	$—	$2,520	$24	$(45)	$2,499	$—
CDOs [2]	3,075	68	(37)	3,107	—	2,989	75	(23)	3,038	—
CMBS	5,132	155	(63)	5,224	(8)	4,668	105	(56)	4,717	(8)
Corporate	25,723	1,818	(244)	27,297	(17)	25,876	1,342	(416)	26,802	(3)
Foreign govt./govt. agencies	1,146	57	(14)	1,189	—	1,321	34	(47)	1,308	—
Municipal	11,186	1,124	(7)	12,303	—	11,124	1,008	(11)	12,121	—
RMBS	4,263	103	(28)	4,338	—	3,986	82	(22)	4,046	—
U.S. Treasuries	4,170	403	(3)	4,570	—	4,481	222	(38)	4,665	—
Total fixed maturities, AFS	$57,378	$3,757	$(443)	$60,693	$(25)	$56,965	$2,892	$(658)	$59,196	$(11)
Equity securities, AFS [3]	767	56	(25)	798	—	842	38	(41)	839	—
Total AFS securities	$58,145	$3,813	$(468)	$61,491	$(25)	$57,807	$2,930	$(699)	$60,035	$(11)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2016, and December 31, 2015.

[2]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excluded equity securities, FVO, with a cost and fair value of $293 and $282 as of December 31, 2015. The Company held no equity securities, FVO as of March 31, 2016.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2016		December 31, 2015
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,509	$2,527	$2,373	$2,405
Over one year through five years	10,591	10,986	10,929	11,200
Over five years through ten years	8,816	9,242	9,322	9,497
Over ten years	20,309	22,604	20,178	21,794
Subtotal	42,225	45,359	42,802	44,896
Mortgage-backed and asset-backed securities	15,153	15,334	14,163	14,300
Total fixed maturities, AFS	$57,378	$60,693	$56,965	$59,196
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of March 31, 2016, or December 31, 2015.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	March 31, 2016
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$1,121	$1,112	$(9)	$368	$330	$(38)	$1,489	$1,442	$(47)
CDOs [1]	1,543	1,523	(21)	1,108	1,092	(16)	2,651	2,615	(37)
CMBS	1,370	1,322	(48)	250	235	(15)	1,620	1,557	(63)
Corporate	3,810	3,662	(148)	890	794	(96)	4,700	4,456	(244)
Foreign govt./govt. agencies	217	210	(7)	78	71	(7)	295	281	(14)
Municipal	272	267	(5)	33	31	(2)	305	298	(7)
RMBS	919	909	(10)	743	725	(18)	1,662	1,634	(28)
U.S. Treasuries	248	246	(2)	25	24	(1)	273	270	(3)
Total fixed maturities, AFS	$9,500	$9,251	$(250)	$3,495	$3,302	$(193)	$12,995	$12,553	$(443)
Equity securities, AFS [2]	276	257	(19)	56	50	(6)	332	307	(25)
Total securities in an unrealized loss position	$9,776	$9,508	$(269)	$3,551	$3,352	$(199)	$13,327	$12,860	$(468)

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$1,619	$1,609	$(10)	$357	$322	$(35)	$1,976	$1,931	$(45)
CDOs [1]	1,164	1,154	(10)	1,243	1,227	(13)	2,407	2,381	(23)
CMBS	1,726	1,681	(45)	189	178	(11)	1,915	1,859	(56)
Corporate	9,206	8,866	(340)	656	580	(76)	9,862	9,446	(416)
Foreign govt./govt. agencies	679	646	(33)	124	110	(14)	803	756	(47)
Municipal	440	430	(10)	18	17	(1)	458	447	(11)
RMBS	1,349	1,340	(9)	415	402	(13)	1,764	1,742	(22)
U.S. Treasuries	2,432	2,394	(38)	8	8	—	2,440	2,402	(38)
Total fixed maturities, AFS	$18,615	$18,120	$(495)	$3,010	$2,844	$(163)	$21,625	$20,964	$(658)
Equity securities, AFS [2]	480	449	(31)	62	52	(10)	542	501	(41)
Total securities in an unrealized loss position	$19,095	$18,569	$(526)	$3,072	$2,896	$(173)	$22,167	$21,465	$(699)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivatives within certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of March 31, 2016, and December 31, 2015, excludes equity securities, FVO which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets.
As of March 31, 2016, AFS securities in an unrealized loss position, consisted of 3,531 securities, primarily in the corporate sector, which were depressed primarily due to widening of credit spreads and/or an increase in interest rates since the securities were purchased. As of March 31, 2016, 92% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the first quarter of 2016 was primarily attributable to a decline in interest rates.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to corporate securities concentrated in the financial services and energy sectors, student loan ABS, and structured securities with exposure to commercial and residential real estate. Corporate financial services securities and student loan ABS were primarily depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. Corporate securities within the energy sector were primarily depressed due to a decline in oil and gas prices. For certain commercial and residential real estate securities, current market spreads are wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price or, most frequently, (c) the fair value of the collateral. A valuation allowance has been established for either individual loans or as a projected loss contingency for loans with an LTV ratio of 90% or greater and after consideration of other credit quality factors, including DSCR. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectible and the loans continue to perform under the original or restructured terms. Interest income ceases to accrue for loans when it is probable that the Company will not receive interest and principal payments according to the contractual terms of the loan agreement. Loans may resume accrual status when it is determined that sufficient collateral exists to satisfy the full amount of the loan and interest payments as well as when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.

	March 31, 2016			December 31, 2015
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$5,659	$(22)	$5,637	$5,647	$(23)	$5,624

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of March 31, 2016, and December 31, 2015, the carrying value of mortgage loans associated with the valuation allowance was $34 and $82, respectively. There were no mortgage loans held-for-sale as of March 31, 2016, or December 31, 2015. As of March 31, 2016, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2016	2015
Balance, as of January 1	$(23)	$(18)
(Additions)/Reversals	—	(3)
Deductions	1	—
Balance, as of March 31	$(22)	$(21)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 55% as of March 31, 2016, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.64x as of March 31, 2016. As of March 31, 2016, and December 31, 2015, the Company held two delinquent commercial mortgage loans past due by 90 days or more. The loans had a total carrying value and valuation allowance of $17 and $20, respectively, and were not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	March 31, 2016		December 31, 2015
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$17	0.77x	$24	0.81x
65% - 80%	753	1.94x	623	1.82x
Less than 65%	4,867	2.78x	4,977	2.75x
Total commercial mortgage loans	$5,637	2.64x	$5,624	2.63x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	March 31, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$315	5.6%	$289	5.1%
East South Central	14	0.2%	14	0.2%
Middle Atlantic	383	6.8%	384	6.8%
Mountain	35	0.6%	32	0.6%
New England	445	7.9%	446	7.9%
Pacific	1,636	29.1%	1,669	29.7%
South Atlantic	1,175	20.8%	1,174	20.9%
West North Central	29	0.5%	29	0.5%
West South Central	339	6.0%	318	5.7%
Other [1]	1,266	22.5%	1,269	22.6%
Total mortgage loans	$5,637	100.0%	$5,624	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$19	0.3%	$26	0.5%
Industrial	1,444	25.6%	1,422	25.3%
Lodging	25	0.4%	26	0.5%
Multifamily	1,397	24.8%	1,345	23.9%
Office	1,509	26.8%	1,547	27.5%
Retail	1,093	19.4%	1,109	19.7%
Other	150	2.7%	149	2.6%
Total mortgage loans	$5,637	100.0%	$5,624	100.0%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees over the period that services are performed in fee income. As of March 31, 2016, the Company serviced commercial mortgage loans under this program with a total outstanding principal of $455, of which $158 was serviced on behalf of third parties and $297 was retained and reported on the Company’s Condensed Consolidated Balance Sheets, including $79 in separate account assets. As of December 31, 2015, the Company serviced commercial mortgage loans under this program with a total outstanding principal of $359, of which $129 was serviced on behalf of third parties and $230 was retained and reported on the Company’s Condensed Consolidated Balance Sheets, including $54 in separate account assets. Servicing rights are carried at the lower of cost or fair value and were zero as of March 31, 2016 and December 31, 2015, because servicing fees were market-level fees at origination and remain adequate to compensate the Company to administer the servicing.
Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral or investment manager and as an investor through normal investment activities as well as a means of accessing capital through a contingent capital facility.
A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Condensed Consolidated Financial Statements.
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

	March 31, 2016			December 31, 2015
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDO [3]	$5	$5	$—	$5	$5	$—
Investment funds [4]	—	—	—	159	7	151
Limited partnerships and other alternative investments [5]	458	—	458	2	—	2
Total	$463	$5	$458	$166	$12	$153

[1]	Included in other liabilities on the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in cash on the Company’s Condensed Consolidated Balance Sheets.

[4]	Total assets included in fixed maturities, FVO, short-term investments, equity, AFS, and cash on the Company’s Condensed Consolidated Balance Sheets.

[5]	Total assets included in limited partnerships and other alternative investments, short-term investments, and other assets on the Company’s Condensed Consolidated Balance Sheets.
Effective January 1, 2016, the Company adopted new consolidation guidance which resulted in a hedge fund of funds that is part of limited partnerships and other alternative investments and which was previously consolidated as a voting interest entity, to be consolidated instead as a VIE. Accordingly, this investment in this hedge fund of funds has been included in the above table beginning with the March 31, 2016 reporting. This hedge fund of funds limited partnership is considered a VIE under the updated guidance and the Company has determined it is the primary beneficiary and will continue to consolidate the VIE. As of March 31, 2016, this limited partnership has outstanding commitments totaling $55, which may be called by the underlying partnerships during the commitment period to fund the purchase of new investments. For further information on the adoption, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Also as a result of the adoption, the Company determined that two investment funds, that were previously identified as consolidated VIEs and for which the Company has management and control of the investments, are voting interest entities under the new consolidation guidance. The Company still owns a majority interest in the investment funds and the funds are still consolidated on the Company's Condensed Consolidated Financial Statements; however, as of March 31, 2016, these investment funds are not included as VIEs in the table above. CDO represents a structured investment vehicle for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the security issued by this vehicle.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. Upon the adoption of the new consolidation guidance, discussed above, these investments are now considered VIEs. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2016 and December 31, 2015, is limited to the total carrying value of $1.6 billion and $1.5 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, the Company has outstanding commitments totaling $736 and $692, respectively, which is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments and Derivatives of Notes to Consolidated Financial Statements included in the Company’s 2015 Form 10-K Annual Report.
In addition, the Company also makes passive investments in structured securities issued by VIEs for which the Company is not the manager and are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
The Company holds a significant variable interest in a VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility ("facility") that has been held by the Company since February 2007 and for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the contingent capital facility were $5 and $6, respectively, as of March 31, 2016, and $7 and $8, respectively, as of December 31, 2015. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of March 31, 2016, and December 31, 2015, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 11 - Debt of Notes to Consolidated Financial Statements included in The Hartford’s 2015 Form 10-K Annual Report.
Securities Lending, Repurchase Agreements, and Similar Transactions and Other Collateral Transactions
The Company participates in securities lending programs to generate additional income. Through these programs, certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities are loaned from the Company’s portfolio to qualifying third-party borrowers in return for collateral in the form of cash or securities. Borrowers of these securities provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan for domestic and non-domestic securities, respectively. The borrower will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default, and is not reflected on the Company’s consolidated balance sheets. The fair value of the loaned securities is monitored and additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities transferred. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the consolidated balance sheets. Income associated with securities lending transactions is reported as a component of net investment income on the Company’s consolidated statements of operations. As of March 31, 2016, the fair value of securities on loan and the associated liability for cash collateral received was $96 and $98, respectively. As of December 31, 2015, the fair value of securities on loan and the associated liability for cash collateral received was $67 and $68, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

From time to time, the Company enters into repurchase agreements and similar transactions to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. Repurchase transactions generally have a contractual maturity of ninety days or less.
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
As of March 31, 2016, the Company reported in fixed maturities, AFS on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $458. The Company reported a corresponding obligation to repurchase the pledged securities of $452 in other liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the Company reported financial collateral pledged relating to repurchase agreements $440 in fixed maturities, AFS and $5 in cash. The Company reported a corresponding obligation to repurchase the pledged securities of $445 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of March 31, 2016 or December 31, 2015.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of March 31, 2016, and December 31, 2015, the fair value of securities on deposit was approximately $2.6 billion and $2.5 billion, respectively.
As of March 31, 2016, and December 31, 2015, the Company has pledged as collateral $17 and $35, respectively, of U.S. government securities and government agency securities or cash for letters of credit.
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
Strategies That Qualify for Hedge Accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2015 Form 10-K Annual Report. Typically, these hedge relationships include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions, and Futures
The Company uses interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2016, and December 31, 2015, the notional amount of interest rate swaps in offsetting relationships was $12.8 billion and $12.9 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. During 2015, the Company entered into foreign currency forwards to hedge non-U.S. dollar denominated cash and equity securities, which matured in January 2016. Foreign currency forwards are also used to hedge currency impacts on changes in equity of a P&C runoff entity in the United Kingdom.
Fixed Payout Annuity Hedge
The Company reinsures certain yen denominated fixed payout annuities. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
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
Equity Index Swaps and Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. During 2015, the Company entered into a total return swap to hedge equity risk of specific common stock investments which were accounted for using the fair value option in order to align the accounting treatment within net realized capital gains (losses). The swap matured in January 2016 and the specific common stock investments were sold at that time. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
Commodity Contracts
During 2015, the Company purchased for $11 put option contracts on West Texas Intermediate oil futures with a strike of $35 dollars per barrel in order to partially offset potential losses related to certain fixed maturity securities that could arise if oil prices decline substantially. The Company has since reduced its exposure to the targeted fixed maturity securities and, therefore, these options were terminated at the end of 2015.
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

	Notional Amount		Fair Value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Customized swaps	$5,622	$5,877	$150	$131
Equity swaps, options, and futures	1,392	1,362	(6)	2
Interest rate swaps and futures	3,773	3,740	48	25
Total	$10,787	$10,979	$192	$158
Macro Hedge Program
The Company utilizes equity swaps, options, and futures to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Equity swaps, options, and futures	$4,605	$4,548	$145	$147
Total	$4,605	$4,548	$145	$147
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
Modified Coinsurance Reinsurance Contracts
As of March 31, 2016, and December 31, 2015, the Company had approximately $905 and $895, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amount of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related net fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset within total assets or total liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset within total assets or total liabilities based upon the net of the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements was $1.3 billion and $1.1 billion, respectively, as of March 31, 2016, and December 31, 2015. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015
Cash flow hedges
Interest rate swaps	$3,478	$3,527	$89	$17	$94	$50	$(5)	$(33)
Foreign currency swaps	143	143	(18)	(19)	6	7	(24)	(26)
Total cash flow hedges	3,621	3,670	71	(2)	100	57	(29)	(59)
Fair value hedges
Interest rate swaps	23	23	—	—	—	—	—	—
Total fair value hedges	23	23	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, and futures	14,545	14,290	(892)	(814)	475	297	(1,367)	(1,111)
Foreign exchange contracts
Foreign currency swaps and forwards	317	653	6	17	6	17	—	—
Fixed payout annuity hedge	1,063	1,063	(321)	(357)	—	—	(321)	(357)
Credit contracts
Credit derivatives that purchase credit protection	494	423	(11)	18	2	22	(13)	(4)
Credit derivatives that assume credit risk [1]	1,397	2,458	(9)	(13)	8	9	(17)	(22)
Credit derivatives in offsetting positions	4,034	4,059	(2)	(2)	43	40	(45)	(42)
Equity contracts
Equity index swaps and options	1,429	419	5	15	34	41	(29)	(26)
Variable annuity hedge program
GMWB product derivatives [2]	14,597	15,099	(361)	(262)	—	—	(361)	(262)
GMWB reinsurance contracts	3,005	3,106	99	83	99	83	—	—
GMWB hedging instruments	10,787	10,979	192	158	338	264	(146)	(106)
Macro hedge program	4,605	4,548	145	147	178	179	(33)	(32)
Other
Contingent capital facility put option	500	500	5	7	5	7	—	—
Modified coinsurance reinsurance contracts	905	895	57	79	57	79	—	—
Total non-qualifying strategies	57,678	58,492	(1,087)	(924)	1,245	1,038	(2,332)	(1,962)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$61,322	$62,185	$(1,016)	$(926)	$1,345	$1,095	$(2,361)	$(2,021)
Balance Sheet Location
Fixed maturities, available-for-sale	$426	$425	$1	$(3)	$1	$—	$—	$(3)
Other investments	23,359	23,253	100	1	566	409	(466)	(408)
Other liabilities	18,980	19,358	(887)	(798)	622	524	(1,509)	(1,322)
Reinsurance recoverables	3,910	4,000	156	162	156	162	—	—
Other policyholder funds and benefits payable	14,647	15,149	(386)	(288)	—	—	(386)	(288)
Total derivatives	$61,322	$62,185	$(1,016)	$(926)	$1,345	$1,095	$(2,361)	$(2,021)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2015, was primarily due to the following:

•
The decline in notional amount related to credit derivatives that assume credit risk was primarily due to the termination of replication transactions that had been used to earn credit spread while re-balancing within certain fixed maturity sectors.

•
The decline in notional amount related to currency derivatives was primarily driven by the expiration of yen currency forwards which were used to hedge Japanese yen-denominated cash and equity securities.

•
The decline in the combined notional amount associated with the GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by policyholder lapses and partial withdrawals.

•
The increase in notional amount related to equity derivatives primarily resulted from purchases of equity index options which are hedging the impact of a decline in the equity market on the investment portfolio.

Change in Fair Value
The net decline in the total fair value of derivative instruments since December 31, 2015, was primarily related to the following:

•
The decrease in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by a decrease in the value of equity derivatives and liability model fund regression updates.

•	The decline in fair value of credit default swaps that purchase credit protection was primarily due to terminations.

•
The decrease in the fair value associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in interest rates.

•
The increase in fair value associated with the fixed payout annuity hedges was primarily driven by an appreciation of the Japanese yen in comparison to the U.S. dollar, partially offset by an decline in U.S. interest rates.

•
The increase in fair value associated with qualifying cash flow interest rate swaps and the decrease in fair value related to non-qualifying interest rate swaps were primarily due to market changes in the quarter.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

As of March 31, 2016

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,188	$998	$100	$90	$111	$79

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,975)	$(961)	$(887)	$(127)	$(950)	$(64)
As of December 31, 2015

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$933	$756	$1	$176	$100	$77

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,730)	$(818)	$(798)	$(114)	$(889)	$(23)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets and amount presented is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and amount presented is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Interest rate swaps	$106	$56	$—	$—
Foreign currency swaps	1	(7)	—	—
Total	$107	$49	$—	$—

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
	Location	2016	2015
Interest rate swaps	Net realized capital gains (losses)	$5	$1
Interest rate swaps	Net investment income	15	16
Foreign currency swaps	Net realized capital gains (losses)	4	(10)
Total		$24	$7
As of March 31, 2016, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $56. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately two years.
During the three months ended March 31, 2016, and March 31, 2015, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For the three months ended March 31, 2016 and 2015, the Company recognized in income losses of less than $1, respectively, representing the ineffective portion of fair value hedges for the derivative instrument and the hedged item.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended March 31,
	2016	2015
Interest rate contracts
Interest rate swaps, swaptions, and futures	$(24)	$(12)
Foreign exchange contracts
Foreign currency swaps and forwards	3	7
Fixed payout annuity hedge [1]	36	(14)
Credit contracts
Credit derivatives that purchase credit protection	(5)	(2)
Credit derivatives that assume credit risk	(2)	9
Equity contracts
Equity index swaps and options	18	(3)
Commodity contracts
Commodity options	—	(5)
Variable annuity hedge program
GMWB product derivatives	(79)	(19)
GMWB reinsurance contracts	12	7
GMWB hedging instruments	50	13
Macro hedge program	(14)	(4)
Other
Contingent capital facility put option	(2)	(2)
Modified coinsurance reinsurance contracts	(22)	(11)
Total [2]	$(29)	$(36)

[1]
Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital gains (losses) of $(44) and $0 for the three months ended March 31, 2016 and 2015, respectively.

[2]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

For the three months ended March 31, 2016, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to interest rate swaps was driven by market changes in the quarter.

•	The net gain on the fixed payout annuity hedge primarily resulted from an appreciation of the Japanese yen in comparison to the U.S. dollar, partially offset by a decline in U.S. interest rates.

•
The net gain associated with equity index swaps and options was primarily driven by a total return swap used to hedge equity securities where the value of the swap increased due to a decline in the Japanese equity markets. An offsetting change in value was recorded on the equity securities since the Company elected the fair value option in order to align the accounting with the derivative, resulting in changes in value on both the equity securities and the derivative recorded in net realized capital gains and losses. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements. The loss on equity index options was due to time decay and an increase in the equity market since the inception of the trade.

•
The net loss related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by a decrease in the value of equity derivatives and liability model fund regression updates.

•	The net loss on the macro hedge program was primarily driven by a decrease in the value of equity derivatives and time decay of options, partially offset by a gain due to a decline in interest rates.

•
The loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in interest rates. The assets remain on the Company's books and the Company recorded an offsetting gain in OCI as a result of the increase in market value of the bonds.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

For the three months ended March 31, 2015, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to interest derivatives was primarily due to a decline in U.S. interest rates.

•	The net loss related to the fixed payout annuity hedge was driven by a decline in U.S. interest rates.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2016, and December 31, 2015.
As of March 31, 2016

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative Type by Derivative Risk Exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$102	$—	2 years	Corporate Credit/ Foreign Gov.	A-	$88	$—
Below investment grade risk exposure	153	(1)	1 year	Corporate Credit	BB-	153	—
Basket credit default swaps [4]
Investment grade risk exposure	2,046	18	3 years	Corporate Credit	BBB+	1,417	(12)
Investment grade risk exposure	610	(18)	5 years	CMBS Credit	AA+	206	2
Below investment grade risk exposure	153	(30)	1 year	CMBS Credit	CCC	153	29
Embedded credit derivatives
Investment grade risk exposure	350	351	1 year	Corporate Credit	A+	—	—
Total [5]	$3,414	$320				$2,017	$19

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

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements, clearing house rules, and applicable law, which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

[4]
Includes $2.8 billion and $3.9 billion as of March 31, 2016, and December 31, 2015, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2016, and December 31, 2015, the Company pledged cash collateral associated with derivative instruments with a fair value of $447 and $488, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $1.3 billion and $1.1 billion, respectively, as of March 31, 2016, and December 31, 2015, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of March 31, 2016, and December 31, 2015, the Company accepted cash collateral associated with derivative instruments of $419 and $369, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of March 31, 2016, and December 31, 2015, with a fair value of $116 and $100, respectively, of which the Company has the ability to sell or repledge $116 and $100, respectively. As of March 31, 2016, and December 31, 2015, the Company had no repledged securities and did not sell any securities. In addition, as of March 31, 2016, and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross U.S. GMDB/GMWB and universal life secondary guarantee benefits are as follows:

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2016	$863	$2,313
Incurred [2]	28	69
Paid	(38)	—
Liability balance as of March 31, 2016	$853	$2,382
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313
Incurred [2]	25	69
Paid	(29)	—
Reinsurance recoverable asset, as of March 31, 2016	$519	$2,382

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2015	$812	$2,041
Incurred [2]	17	63
Paid	(29)	—
Liability balance as of March 31, 2015	$800	$2,104
Reinsurance recoverable asset, as of January 1, 2015	$481	$2,041
Incurred [2]	18	63
Paid	(22)	—
Reinsurance recoverable asset, as of March 31, 2015	$477	$2,104

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

[2]	Includes the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves.
The following table provides details concerning GMDB/GMWB exposure as of March 31, 2016:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$13,980	$2,783	$490	71
With 5% rollup [2]	1,216	232	79	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,562	471	75	70
With 5% rollup & EPB	472	104	23	72
Total MAV	19,230	3,590	667
Asset Protection Benefit (“APB”) [4]	11,162	546	363	69
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	495	9	9	69
Reset [6] (5-7 years)	2,487	42	41	70
Return of Premium (“ROP”) [7]/Other	9,126	75	69	68
Subtotal Variable Annuity with GMDB/GMWB [10]	42,500	4,262	1,149	69
Less: General Account Value with GMDB/GMWB	3,796
Subtotal Separate Account Liabilities with GMDB	38,704
Separate Account Liabilities without GMDB	79,657
Total Separate Account Liabilities	$118,361

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.8 billion of total account value and weighted average attained age of 71 years. There is no NAR or retained NAR related to these contracts.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of March 31, 2016	As of December 31, 2015
Equity securities (including mutual funds)	$35,398	$36,970
Cash and cash equivalents	3,306	3,453
Total	$38,704	$40,423
As of March 31, 2016 and December 31, 2015, approximately 17% of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 83% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes

A reconciliation of the tax provision at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended March 31,
	2016	2015
Tax provision at U.S. federal statutory rate	$133	$219
Tax-exempt interest	(32)	(34)
Dividends-received deduction ("DRD")	(22)	(23)
Decrease in valuation allowance [1]	(25)	(1)
Other	4	(3)
Provision for income taxes	$58	$158

[1]
Income tax benefit from partial reduction of capital loss carryover valuation allowance in the three months ended March 31, 2016 is due to taxable gains on the termination of certain derivatives during the period.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$12	$48
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Balance, end of period	$12	$48
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, and alternative minimum tax credit carryover as follows:

	As of
	March 31, 2016		December 31, 2015		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$5,097	$1,784	$5,182	$1,814	2016	-	2020	$4
					2023	-	2033	$5,093
Net operating loss carryover - foreign	$88	$17	$89	$17	No expiration			$88
Foreign tax credit carryover	$146	$146	$154	$154	2019	-	2024	$146
Capital loss carryover	$151	$53	$222	$78	2019			$151
Alternative minimum tax credit carryover	$639	$639	$639	$639	No expiration			$639
Net Operating Loss Carryover
Due to limitations on the use of certain losses, a valuation allowance of $1 has been established as of March 31, 2016 and $1 as of December 31, 2015, respectively, in order to recognize only the portion of net operating losses that will more likely than not be realized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes (continued)

Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. Most of the net operating loss carryover originated from the Company's U.S. and international annuity business, including from the hedging program. Given the continued runoff of the U.S. fixed and variable annuity business, the exposure to taxable losses from the Talcott Resolution business is significantly lessened. Given the expected earnings of its property and casualty, group benefits and mutual fund businesses, the Company expects to generate sufficient taxable income in the future to utilize its net operating loss carryover net of the recorded valuation allowance. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time.
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
Capital Loss Carryover
Utilization of the capital loss carryover requires the Company to realize sufficient taxable capital gains. The Company concluded that it is more likely than not that the remaining capital loss carryover will not be utilized. Accordingly, the associated deferred tax asset valuation allowance was $53 and $78 as of March 31, 2016 and December 31, 2015, respectively.

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
In addition to the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The application of the legal standard identified by the court for assessing  the potentially available damages, as described below, is inherently unpredictable, and no legal precedent has been identified that would aid in determining a reasonable estimate of potential loss. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any.
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to The Hartford Capital Appreciation Fund. In March 2016, the court, in large part, denied summary judgment for all parties. The court granted judgment for HFMC and HIFSCO with respect to all claims made by The Hartford Small Company Fund and certain claims made by The Hartford Floating Rate Fund. The court further ruled that the appropriate measure of damages on the surviving claims is the difference, if any, between the actual advisory fees paid through trial and those that could have been paid under the applicable legal standard.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2016 is $1.4 billion. Of this $1.4 billion the legal entities have posted collateral of $1.6 billion in the normal course of business. In addition, the Company has posted collateral of $33 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2016 a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
9. Equity
Capital Purchase Program ("CPP") Warrants
As of March 31, 2016 and December 31, 2015, respectively, the Company has 4.3 million and 4.4 million CPP warrants outstanding and exercisable. CPP warrant exercises were approximately 0.2 million and 0.6 million during the three months ended March 31, 2016 and 2015, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended March 31, 2016 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $9.230 as of March 31, 2016 and $9.264 as of December 31, 2015.
Equity Repurchase Program
The Company's total authorization for equity repurchases is $4.375 billion for the period January 1, 2014 through December 31, 2016 with $980 remaining as of March 31, 2016.
During the three months ended March 31, 2016, the Company repurchased 8.4 million common shares for $350. During the period April 1, 2016 to April 27, 2015, the Company repurchased 2.3 million common shares for $105.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes In and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax, by component consist of the following:
Three months ended March 31, 2016

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,279	$(7)	$130	$(55)	$(1,676)	$(329)
OCI before reclassifications	549	(9)	70	6	1	617
Amounts reclassified from AOCI	(27)	1	(16)	—	8	(34)
OCI, net of tax	522	(8)	54	6	9	583
Ending balance	$1,801	$(15)	$184	$(49)	$(1,667)	$254
Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three Months Ended March 31, 2016	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$41	Net realized capital gains (losses)
	41	Total before tax
	14	Income tax expense
	$27	Net income
OTTI Losses in OCI
Other than temporary impairments	$(1)	Net realized capital gains (losses)
	(1)	Total before tax
	—	Income tax expense
	$(1)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$5	Net realized capital gains (losses)
Interest rate swaps	15	Net investment income
Foreign currency swaps	4	Net realized capital gains (losses)
	24	Total before tax
	8	Income tax expense
	$16	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(15)	Insurance operating costs and other expenses
	(13)	Total before tax
	(5)	Income tax expense
	$(8)	Net income
Total amounts reclassified from AOCI	$34	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, net of tax, by component consist of the following:
Three months ended March 31, 2015

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928
OCI before reclassifications	232	(4)	32	(20)	19	259
Amounts reclassified from AOCI	(24)	1	(5)	—	(9)	(37)
OCI, net of tax	208	(3)	27	(20)	10	222
Ending balance	$2,578	$(8)	$177	$(28)	$(1,569)	$1,150
Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three Months Ended March 31, 2015	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$37	Net realized capital gains (losses)
	37	Total before tax
	13	Income tax expense
	$24	Net income
OTTI Losses in OCI
Other than temporary impairments	$(1)	Net realized capital gains (losses)
	(1)	Total before tax
	—	Income tax expense
	$(1)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$1	Net realized capital gains (losses)
Interest rate swaps	16	Net investment income
Foreign currency swaps	(10)	Net realized capital gains (losses)
	7	Total before tax
	2	Income tax expense
	$5	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$(2)	Insurance operating costs and other expenses
Amortization of actuarial loss	16	Insurance operating costs and other expenses
	14	Total before tax
	5	Income tax expense
	$9	Net income
Total amounts reclassified from AOCI	$37	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Employee Benefit Plans

The Company’s employee benefit plans are described in Note 16 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2015 Annual Report on Form 10-K.
Components of Net Periodic Cost (Benefit)
Net periodic cost (benefit) included the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Interest cost	$59	$59	$3	$3
Expected return on plan assets	(77)	(78)	(2)	(3)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	14	15	1	1
Net periodic benefit	$(4)	$(4)	$—	$(1)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each following discussion and in Part I, Item 1A, Risk Factors in The Hartford’s 2015 Form 10-K Annual Report. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
The Hartford defines increases or decreases greater than or equal to 200% as “NM” or not meaningful.

THE HARTFORD’S OPERATIONS
Overview
The Hartford conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category. The Hartford includes in its Corporate category the Company’s capital raising activities (including debt financing and related interest expense, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments).
The Company derives its revenues principally from: (a) premiums earned for insurance coverage provided to insureds; (b) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (c) net investment income; (d) fees earned for services provided to third parties; and (e) net realized capital gains and losses. Premiums charged for insurance coverage are earned principally on a pro rata basis over the terms of the related policies in-force. Asset management fees and mortality and expense fees are primarily generated from separate account assets. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products.
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
The financial results in the Company’s mutual fund and variable annuity businesses depend largely on the amount of the contractholder or shareholder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of deposits less withdrawals and surrenders, redemptions, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios. Financial results of variable products are highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity market movements could also result in benefits for or charges against deferred acquisition costs.
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
For further information on the Company's reporting segments refer to Part I, Item 1, Business - Reporting Segments in The Hartford’s 2015 Form 10-K Annual Report.

Financial Highlights for the Three Months Ended March 31, 2016

•	Net income was $323, or $0.79 per diluted share, compared with net income of $467, or $1.08 per diluted share, in the comparable prior year period.

•	Common share repurchases totaled $350, or approximately 8.4 million shares, in the three months ended March 31, 2016.

•
Book value per diluted common share (excluding AOCI) increased to $44.27 as of March 31, 2106 from $43.76 as of December 31, 2015 due to the effect of net income less dividends and the effect of share repurchases in the three months ended March 31, 2016.

•	Net investment income decreased 14% to $696 compared to the prior year period primarily due to a decrease in income from limited partnerships and other alternative investments.

•
Net realized capital losses increased by $160 compared with the prior year period largely due to a change from net gains to net losses on sales of securities as well as losses on the variable annuity hedge program and other derivatives due to changes in equity markets and interest rates in the three months ended March 31, 2016.

•
Annualized investment yield of 4.0%, before tax, decreased from 4.5%, before tax, in the comparable prior year period, primarily due to lower income from limited partnerships. Average reinvestment rate of 3.8% increased from 3.1%, in the comparable prior year period, primarily due to wider credit spreads and changes in the mix of purchased securities.

•	Net unrealized gains, after-tax, in the investment portfolio increased by $522 in the three months ended March 31, 2016 due to wider credit spreads, partially offset by lower interest rates.

•	Property & Casualty written premiums increased 1% over the comparable prior year period.

•	Property & Casualty combined ratio, before catastrophes and prior year development, decreased 1.8 points to 89.9 from 91.7 in the comparable prior year period.

•	Commercial Lines current accident year underwriting results before catastrophes increased due to lower non-catastrophe property and improved workers' compensation results.

•
Personal Lines current accident year underwriting results before catastrophes increased though improvement in non-catastrophe homeowners was largely offset by increased auto liability frequency and severity.

•	Catastrophe losses of $91, before tax, increased from catastrophe losses of $83, before tax, in the comparable prior year period.

•
Unfavorable prior accident year reserve development, primarily due to increased reserves in personal lines auto liability, totaled $33, before tax, compared with favorable prior accident year development of $2 before tax, in the comparable prior year period.

•	Group Benefits core earnings margin decreased to 5.5% in the three months ended March 31, 2016, from 5.9% in the comparable prior year period.

•
Talcott Resolution after-tax income from continuing operations was $17 in the three months ended March 31, 2016, compared with $111 in the comparable prior year period primarily due to higher net realized capital losses.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended March 31,
	2016	2015	Change
Earned premiums	$3,404	$3,322	2%
Fee income	426	459	(7%)
Net investment income	696	809	(14%)
Net realized capital gains (losses)	(155)	5	NM
Other revenues	20	22	(9%)
Total revenues	4,391	4,617	(5%)
Benefits, losses and loss adjustment expenses	2,641	2,563	3%
Amortization of deferred policy acquisition costs	374	387	(3%)
Insurance operating costs and other expenses	909	948	(4%)
Interest expense	86	94	(9%)
Total benefits, losses and expenses	4,010	3,992	—%
Income before income taxes	381	625	(39%)
Income tax expense	58	158	(63%)
Net income	$323	$467	(31%)
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net income, compared to the prior year period, decreased for the three months ended March 31, 2016 primarily due to the net effect of the following items:

•
Net realized capital losses increased by $160 to $155, before tax, for the three months ended March 31, 2016, compared to net realized capital gains of $5, before tax, for the prior year period largely due to a change from net gains to net losses on sales of securities as well as losses in the on the variable annuity hedge program and other derivatives primarily due to changes in equity markets and interest rates in the three months ended March 31, 2016. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).

•
Net investment income of $696, before tax, for the three months ended March 31, 2016, compared to $809, before tax, for the prior year period. The decrease in net investment income was primarily due to a decrease in income from limited partnerships and alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

•
A $51, before tax, increase in current accident year underwriting results before catastrophes in Property & Casualty, primarily resulting from a 1.5 point decrease in the loss and loss adjustment expense ratio before catastrophes and prior accident year development. Earned premiums increased 2% or $63, before tax, reflecting earned premium growth of 3% in Commercial Lines and 2% in Personal Lines. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
Unfavorable prior accident year reserve development in Property and Casualty of $33, before tax, for the three months ended March 31, 2016, compared to favorable reserve development of $2, before tax, for the prior year period. Prior accident year reserve development in 2016 was primarily due to unfavorable development in personal lines auto liability and small commercial package business, partially offset by favorable development in workers' compensation. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

•
Current accident year catastrophe losses of $91, before tax, for the three months ended March 31, 2016, compared to $83, before tax, for the prior year period. Catastrophe losses in 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in the central and southern plains and, to a lesser extent, winter storms. Catastrophe losses in 2015 were primarily due to winter storm events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Fee income of $426, before tax, for the three months ended March 31, 2016, compared to $459, before tax, for the prior year period. The decrease in fee income was primarily due to the continued runoff of the Talcott Resolution variable annuity block.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction. Income tax expense for the three months ended March 31, 2016 decreased by $100 from $158 in the prior year period, primarily due to the $244 decrease in income before income taxes and the effect of permanent items, including a federal income tax benefit of $25 related to the partial reduction of the deferred tax valuation allowance on capital loss carryovers due to taxable gains on the termination of certain derivatives during the period. For further discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Investment Results
Composition of Invested Assets

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$60,693	82.1%	$59,196	81.4%
Fixed maturities, at fair value using the fair value option ("FVO")	486	0.7%	503	0.7%
Equity securities, AFS, at fair value [1]	798	1.1%	1,121	1.5%
Mortgage loans	5,637	7.6%	5,624	7.7%
Policy loans, at outstanding balance	1,444	1.9%	1,447	2.0%
Limited partnerships and other alternative investments	2,654	3.6%	2,874	4.0%
Other investments [2]	280	0.4%	120	0.2%
Short-term investments	1,918	2.6%	1,843	2.5%
Total investments	$73,910	100.0%	$72,728	100.0%

[1]	Included equity securities at fair value using the FVO of $282 as of December 31, 2015. The Company did not hold any equity securities, FVO as of March 31, 2016.

[2]	Primarily relates to derivative instruments.
The increase in total investments since December 31, 2015, was primarily due to an increase in fixed maturities, AFS, partially offset by a decline in equity securities, AFS as well as a decline in limited partnerships and other alternative investments. The increase in fixed maturities, AFS was primarily due to an increase in valuations as a result of a decline in interest rates. The decline in equity securities, AFS was primarily due to sales. The decline in limited partnerships and other alternative investments was primarily due to redemptions in hedge fund investments which were reinvested in other asset classes.

Net Investment Income (Loss)

	Three Months Ended March 31,
	2016		2015
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$595	4.2%	$600	4.2%
Equity securities, AFS	11	4.7%	6	2.0%
Mortgage loans	60	4.3%	69	4.9%
Policy loans	22	6.0%	20	5.6%
Limited partnerships and other alternative investments	8	1.2%	99	13.7%
Other [3]	27		42
Investment expense	(27)		(27)
Total net investment income	696	4.0%	809	4.5%
Total net investment income excluding limited partnerships and other alternative investments	$688	4.1%	$710	4.1%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement and securities lending collateral, if any, and derivatives book value.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and that hedge fixed maturities.
Three months ended March 31, 2016, compared to the three months ended March 31, 2015
Total net investment income for the three months ended March 31, 2016, decreased as compared to the three months ended March 31, 2015, primarily due to a decrease in income from limited partnerships and other alternative investments. The decline in partnership income is primarily due to higher income received in the prior period from the sales of underlying real estate funds. In addition, current quarter income included losses on hedge funds resulting from a decline in global equity markets as well as credit and foreign currency losses. Excluding limited partnerships and other alternative investments, net investment income declined due to lower income received from make-whole payments on fixed maturities and prepayment premiums on mortgage loans as well as the effect of reinvesting at lower interest rates and a decrease in invested asset levels as a result of the run-off of Talcott Resolution, partially offset by higher yields associated with slightly longer portfolio duration.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.1% for the three months ended March 31, 2016, consistent with the same period in 2015. Excluding income received from make-whole payments on fixed maturities and prepayment premiums on mortgage loans, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.1%, for the three months ended March 31, 2016, up from 4.0% for the same period in 2015, due to reinvesting available liquidity into slightly longer duration assets, partially offset by the impact of reinvesting at lower rates.
The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the three months ended March 31, 2016, was approximately 3.8%, which is below the average yield of sales and maturities of 4.3% for the same period due to lower interest rates. The average reinvestment rate of 3.8% for the first quarter of 2016 was higher than the rate for the prior year period of 3.1%, largely due to wider credit spreads on average as well as changes in the mix of securities purchased.
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

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before tax)	2016	2015
Gross gains on sales	$90	$197
Gross losses on sales	(108)	(148)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings	(23)	(12)
Valuation allowances on mortgage loans	—	(3)
Periodic net coupon settlements on credit derivatives	—	1
Results of variable annuity hedge program
GMWB derivatives, net	(17)	1
Macro hedge program	(14)	(4)
Total results of variable annuity hedge program	(31)	(3)
Other, net [1]	(83)	(27)
Net realized capital gains (losses)	$(155)	$5

[1]	Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and the fixed payout annuity hedge.
Details on the Company’s net realized capital gains and losses are as follows:
Gross Gains and Losses on Sales

•
Gross gains on sales for the three months ended March 31, 2016, were primarily due to gains on the sale of U.S. Treasury securities, corporate securities and bonds of municipalities and political subdivisions ("municipal bonds"). Gross losses on sales for the three months ended March 31, 2016, were primarily the result of losses on the sale of corporate securities. The sales were primarily a result of duration, liquidity and credit management as well as tactical changes to the portfolio as a result of changing market conditions, including sales to reduce exposure to energy, emerging markets and other below investment grade corporate securities.

•
Gross gains on sales for the three months ended March 31, 2015 were primarily due to gains on the sale of industrial corporate and U.S. Treasury securities. Gross losses on sales for the three months ended March 31, 2015 were primarily the result of losses on the sale of corporate and foreign government and government agency securities, which included sales resulting from a reduction in our exposure to certain emerging market and energy sector securities as well as other portfolio management activities. The sales were primarily a result of duration, liquidity and credit management as well as tactical changes to the portfolio as a result of changing market conditions.

Net OTTI Losses

•	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable Annuity Hedge Program

•
For the three months ended March 31, 2016, the net losses related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, were primarily due to losses of $9 driven by a decline in the value of equity derivatives and losses of $7 driven by liability model fund regression updates.

•
For the three months ended March 31, 2016, the loss on the macro hedge program was primarily due to losses of $16 driven by a decline in the value of equity derivatives and losses of $10 driven by time decay on options, partially offset by gains of $14 driven by a decline in interest rates.

Other, Net

•
Other, net loss for the three months ended March 31, 2016, was primarily due to losses of $23 on equity derivatives entered into during the first quarter which were hedging the impact of a decline in the equity market on the investment portfolio, losses of $19 on interest rate derivatives driven by market changes in the quarter, and losses of $22 associated with modified coinsurance reinsurance contracts driven by a decline in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

•
Other, net loss for the three months ended March 31, 2015, was primarily due to losses of $14 related to the fixed payout annuity hedge primarily driven by a decline in U.S. interest rates, losses of $10 on interest rate derivatives due to a decline in interest rates, and losses of $11 associated with modified coinsurance reinsurance contracts primarily driven by a decline in long term interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2015 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2016.

Property & Casualty Insurance Product Reserves, Net of Reinsurance
Reserve Roll Forwards and Development
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
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Three Months Ended March 31, 2016
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,559	$1,845	$3,421	$21,825
Reinsurance and other recoverables	2,293	19	570	2,882
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	913	632	—	1,545
Current accident year catastrophes [3]	44	47	—	91
Prior accident year development	(20)	52	1	33
Total provision for unpaid losses and loss adjustment expenses	937	731	1	1,669
Less: payments	854	707	63	1,624
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,349	1,850	2,789	18,988
Reinsurance and other recoverables	2,251	19	565	2,835
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,600	$1,869	$3,354	$21,823
Earned premiums	$1,623	$975
Loss and loss expense paid ratio [1]	52.6	72.5
Loss and loss expense incurred ratio	57.7	75.0
Prior accident year development (pts) [2]	(1.2)	5.3

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Three Months Ended March 31, 2016
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Wind and hail [1]	$19	$41	$60
Winter storms [1]	25	6	31
Total	$44	$47	$91

[1]	These amounts represent an aggregation of multiple catastrophes.

Prior accident year development recorded in 2016
Included within prior accident year development were the following increases (decreases) to reserves:

Three Months Ended March 31, 2016
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$9	$65	$—	$74
Homeowners	—	(6)	—	(6)
Professional liability	(33)	—	—	(33)
Package business	45	—	—	45
General liability	32	—	—	32
Bond	(6)	—	—	(6)
Commercial property	(2)	—	—	(2)
Workers’ compensation	(79)	—	—	(79)
Workers’ compensation discount accretion	7	—	—	7
Catastrophes	(2)	(5)	—	(7)
Other reserve re-estimates, net	9	(2)	1	8
Total prior accident year development	$(20)	$52	$1	$33

During the three months ended March 31, 2016, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:

•
Increased reserves in personal lines auto liability for accident years 2014 and 2015 primarily due to higher emerged bodily injury severity and, for the third and fourth accident quarters of 2015, an increase in bodily injury frequency. Increases in auto liability loss costs were across both the AARP direct and the independent agency lines of business.

•
Decreased reserves in professional liability for claims made years 2008 through 2013, primarily for large accounts, including on non-securities class action cases. Claim costs have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•
Increased reserves in small commercial package business due to higher than expected severity on liability claims, principally for accident years 2013 through 2015. Severity for these accident years has developed unfavorably and management has placed more weight on emerged experience.

•	Increased reserves in general liability for accident years 2012 through 2015 primarily due to higher severity losses incurred on a class of business that insures service and maintenance contractors.

•
Decreased reserves in workers' compensation for accident years 2013 through 2015 due to favorable frequency and, to a lesser extent, lower medical severity trends. Loss costs for these accident years continued to emerge favorably as evidenced by the reserve review completed in the first quarter and management has been placing additional weight on this favorable experience as it becomes more credible.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Three Months Ended March 31, 2015
	Commercial Lines [3]	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,465	$1,874	$3,467	$21,806
Reinsurance and other recoverables	2,459	18	564	3,041
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,006	1,856	2,903	18,765
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	928	618	—	1,546
Current accident year catastrophes [3]	58	25	—	83
Prior accident year development	(2)	(4)	4	(2)
Total provision for unpaid losses and loss adjustment expenses	984	639	4	1,627
Less: payments	897	647	93	1,637
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,093	1,848	2,814	18,755
Reinsurance and other recoverables	2,418	19	558	2,995
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,511	$1,867	$3,372	$21,750
Earned premiums	$1,583	$952
Loss and loss expense paid ratio [1]	56.7	68.0
Loss and loss expense incurred ratio	62.2	67.1
Prior accident year development (pts) [2]	(0.1)	(0.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Three Months Ended March 31, 2015
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Winter storms [1]	49	17	$66
Tornadoes	7	5	12
Wind and hail [1]	$2	$3	$5
Total	$58	$25	$83

[1]	These amounts represent an aggregation of multiple catastrophes.

Prior accident year development recorded in 2015
Included within prior accident year development were the following increases (decreases) to reserves:

Three Months Ended March 31, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$25	$—	$—	$25
Homeowners	—	1	—	1
Professional liability	(17)	—	—	(17)
Package business	1	—	—	1
General liability	(13)	—	—	(13)
Commercial property	(7)	—	—	(7)
Net environmental reserves	—	—	3	3
Workers’ compensation discount accretion	8	—	—	8
Catastrophes	(6)	(12)	—	(18)
Other reserve re-estimates, net	7	7	1	15
Total prior accident year development	$(2)	$(4)	$4	$(2)

During the three months ended March 31, 2015, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:

•	Increased reserves in commercial auto liability primarily for accident years 2010 through 2013 due to increased frequency of large claims.

•
Decreased reserves in professional liability for accident years 2009 through 2011 primarily for large accounts. Claim costs for these accident years have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•	Decreased reserves in general liability primarily for accident years 2012 and 2013 due to lower frequency in late emerging claims.

•	Decreased catastrophe reserves primarily for accident year 2014 as fourth quarter 2014 catastrophes have developed favorably.

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
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended March 31, 2016	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,712		$247	$892	$2,851
Losses and loss adjustment expenses incurred	—		—	1	$1
Less: Losses and loss adjustment expenses paid	34		9	20	$63
Ending liability – net [2][3]	$1,678	[4]	$238	$873	$2,789

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

[2]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $14 and $9, respectively, as of December 31, 2015 and $16 and $8, respectively, as of March 31, 2016. Total net losses and loss adjustment expenses incurred for the three months ended March 31, 2016 includes $6 related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three months ended March 31, 2016 includes $4 related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,222 and $287, respectively, as of December 31, 2015 and $2,187 and $276 as of March 31, 2016.

[4]
The one year and average three year net paid amounts for asbestos claims, including claims in Ongoing Operations, are $178 and $199, respectively, resulting in a one year net survival ratio of 9.5 and a three year net survival ratio of 8.5. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

Three Months Ended March 31, 2015	Asbestos		Environmental	All Other	Total
Beginning liability—net [1][2]	$1,710		$241	$952	$2,903
Losses and loss adjustment expenses incurred	—		3	1	4
Less : losses and loss adjustment expenses paid	43		16	34	93
Ending liability – net [1][2]	$1,667	[3]	$228	$919	$2,814

[1]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $16 and $6, respectively, as of December 31, 2014 and $16 and $6, respectively, as of March 31, 2015. Total net losses and loss adjustment expenses incurred for the three months ended March 31, 2015 includes $2 related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three months ended March 31, 2015 includes $3 related to asbestos and environmental claims.

[2]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,193 and $267, respectively, as of December 31, 2014 and $2,147 and $255 as of March 31, 2015.

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
The following table sets forth paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended March 31, 2016	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$24	$—	$7	$—
Assumed Reinsurance	11	—	1	—
London Market	1	—	2	—
Total	36	—	10	—
Ceded	(2)	—	(1)	—
Net	$34	$—	$9	$—

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three months ended March 31, 2016 includes $6 related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three months ended March 31, 2016 includes $4 related to asbestos and environmental claims.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment, resolution of coverage disputes with our policyholders and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of March 31, 2016 of approximately $1.9 billion ($1.7 billion and $0.2 billion for asbestos and environmental, respectively) are within an estimated range, unadjusted for covariance, of $1.5 billion to $2.3 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2015 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results and liquidity. Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. In 2016, the Company will complete the annual ground-up asbestos and environmental reserve studies during the second quarter. For a discussion of the Company's reserving practices, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance in the Company's 2015 Form 10-K Annual Report.
In May 2016, the Company expects to pay its funding obligation arising from its participation in a 2002 settlement of asbestos liabilities of PPG Industries ("PPG"), following the consummation of the Pittsburgh Corning plan of reorganization stemming from its Chapter 11 bankruptcy. The Company agreed to contribute to an asbestos trust established in the Pittsburgh Corning bankruptcy by virtue of several years of unaggregated coverage issued in the 1970s to PPG, which owned 50% of Pittsburgh Corning. The PPG settlement agreement allows the Company to pay approximately $367 in installments over time or to pre-pay its funding obligation at a discount. The Company expects to pre-pay its funding obligation in the amount of approximately $316 as permitted under the settlement, which approximates the amount that has been reserved for this exposure.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits ("EGPs") are used in the amortization of the deferred policy acquisition costs ("DAC") asset and sales inducement assets (“SIA”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life type contracts.
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of March 31, 2016	As of December 31, 2015
DAC	$1,051	$1,180
SIA	$54	$56
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$334	$340

[1]
For additional information on death and other insurance benefit reserves, see Note 6 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The benefit to income net of tax as a result of the Unlocks is as follow:

	Talcott Resolution
	Three Months Ended March 31,
	2016	2015
DAC	$1	$10
SIA	1	1
Death and Other Insurance Benefit Reserves	11	18
Total (before tax)	$13	$29
Income tax effect	4	10
Total (after-tax)	$9	$19
The Unlock benefit of $9 after-tax for the three months ended March 31, 2016 was primarily driven by the effect that actual versus expected returns during the quarter had on aggregated estimated returns as well as to lower than expected lapses. The Unlock benefit, after-tax, for the three months ended March 31, 2015 was primarily due to separate account returns being above our aggregated estimated returns during the period.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 40% as of March 31, 2016. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of March 31, 2016, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of March 31, 2016, the deferred tax asset valuation allowance was $54 relating primarily to U.S. capital loss carryovers. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax assets.

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
Account value includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts. Account value is a measure used by the Company because a significant portion of the Company’s fee income is based upon the level of account value. These revenues increase or decrease with a rise or fall in assets under management whether caused by changes in the market or through net flows.
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
Combined Ratio before Catastrophes and Prior Accident Year Development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S. GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year development is set forth in MD&A - Commercial Lines and Personal Lines.
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

A reconciliation of net income to core earnings is set forth in the following table:

	Three Months Ended March 31,
	2016	2015
Net income	$323	$467
Less: Unlock benefit, after-tax	9	19
Less: Net realized capital gains (losses), after-tax and DAC, excluded from core earnings	(96)	2
Less: Restructuring and other costs, after-tax	—	(6)
Less: Income tax benefit from reduction in valuation allowance	25	—
Core earnings	$385	$452
Core Earnings Margin
Core earnings margin is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. Core earnings margin is calculated by dividing core earnings by revenues excluding buyouts and realized gains (losses). Net income margin is the most directly comparable U.S. GAAP measure. The Company believes that core earnings margin provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both core earnings margin and net income margin when reviewing performance. A reconciliation of net income margin to core earnings margin is set forth in the Margin section within MD&A - Group Benefits.
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
Underwriting Gain (Loss)
The Company's management evaluates profitability of the P&C businesses primarily on the basis of underwriting gain (loss). Underwriting gain (loss) is a before-tax measure that represents earned premiums less incurred losses, loss adjustment expenses and underwriting expenses. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of the Company's pricing. Underwriting profitability over time is also greatly influenced by the Company's pricing and underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Net income (loss) is the most directly comparable GAAP measure. The Company believes that underwriting gain (loss) provides investors with a valuable measure of before-tax profitability derived from underwriting activities, which are managed separately from the Company's investing activities. A reconciliation of underwriting gain (loss) to net income (loss) for Commercial Lines, Personal Lines and Property & Casualty Other Operations is set forth in segment sections of MD&A.
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

COMMERCIAL LINES
Results of Operations

	Three Months Ended March 31,
Underwriting Summary	2016	2015	Change
Written premiums	$1,726	$1,722	—%
Change in unearned premium reserve	103	139	(26%)
Earned premiums	1,623	1,583	3%
Losses and loss adjustment expenses
Current accident year before catastrophes	913	928	(2%)
Current accident year catastrophes	44	58	(24%)
Prior accident year development	(20)	(2)	NM
Total losses and loss adjustment expenses	937	984	(5%)
Amortization of DAC	242	234	3%
Underwriting expenses	295	295	—%
Dividends to policyholders	4	5	(20%)
Underwriting gain	145	65	123%
Net servicing income [1]	4	4	—%
Net investment income	209	257	(19%)
Net realized capital gains (losses)	(33)	8	NM
Other income (expense)	1	1	—%
Income before income taxes	326	335	(3%)
Income tax expense	98	95	3%
Net income	$228	$240	(5%)

[1]	Includes servicing revenues of $20 and $22 for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Premium Measures [1]	2016	2015
New business premium	$275	$290
Standard commercial lines policy count retention	84%	84%
Standard commercial lines renewal written pricing increases	2%	3%
Standard commercial lines renewal earned pricing increases	2%	5%
Standard commercial lines policies in-force as of end of period (in thousands)	1,314	1,283

[1]	Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude middle market specialty programs and livestock lines of business.

	Three Months Ended March 31,
Underwriting Ratios	2016	2015	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.3	58.6	2.3
Current accident year catastrophes	2.7	3.7	1.0
Prior accident year development	(1.2)	(0.1)	1.1
Total loss and loss adjustment expense ratio	57.7	62.2	4.5
Expense ratio	33.1	33.4	0.3
Policyholder dividend ratio	0.2	0.3	0.1
Combined ratio	91.1	95.9	4.8
Current accident year catastrophes and prior year development	1.5	3.6	2.1
Combined ratio before catastrophes and prior year development	89.6	92.4	2.8

Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Overview
Net income for the three months ended March 31, 2016, as compared to the prior year period, decreased primarily due to lower net investment income and a change to net realized capital losses in the current year period from net realized capital gains in the prior year period, partially offset by a higher underwriting gain. The increase in underwriting gain was primarily due to lower losses and loss adjustment expenses, as well as earned premium growth.
Revenues - Earned and Written Premiums
Earned premiums for the three months ended March 31, 2016, as compared to the prior year period, increased reflecting written premium growth over the preceding twelve months.
Written premiums, as compared to the prior year period, increased slightly for the three months ended March 31, 2016 as growth in small commercial was largely offset by a decrease in middle market. The written premium increase in small commercial was primarily due to higher renewal premium, including the effect of low single-digit renewal written pricing increases, as well as modest new business premium growth. For the three months ended March 31, 2016 renewal written pricing increases averaged 2% in standard commercial, which includes 3% for small commercial and 2% for middle market. The decrease in middle market written premium was primarily due to lower new business premium in workers’ compensation and property.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended March 31, 2016, as compared to the prior year period, decreased reflecting favorable prior accident year reserve development, lower current accident year losses and loss adjustment expenses before catastrophes and lower current accident year catastrophes.

•
The decrease in the current accident year loss and loss adjustment expense ratios before catastrophes for the three months ended March 31, 2016, as compared to the prior year period, was primarily due to lower loss and loss adjustment expense ratio in workers' compensation due to declining frequency, partially offset by modestly higher severity, as well as due to lower non-catastrophe property losses. Accordingly, the current accident year loss and loss adjustment expense ratio before catastrophes decreased by 2.3 points to 56.3 in 2016 from 58.6 in 2015.

•
Current accident year catastrophe losses totaled $44, before tax, for the three months ended March 31, 2016, compared to $58 before tax, for the three months ended March 31, 2015. Catastrophe losses for 2016 were primarily due to winter storms across various U.S. geographic regions and, to a lesser extent, multiple wind and hail events concentrated in the central and southern plains. Catastrophe losses for 2015 were primarily due to winter storms across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Favorable prior accident year reserve development of $20, before tax, for the three months ended March 31, 2016, compared to favorable reserve development of $2, before tax, for the three months ended March 31, 2015. Net reserve decreases for the three months ended March 31, 2016 were primarily related to decreases in professional liability and workers' compensation reserves, partially offset by increases in reserves related to the small commercial package business, and in general liability for a class of business that insures service and maintenance contractors. Net reserve releases for the three months ended March 31, 2015 were primarily due to a release of professional and general liability reserves, partially offset by reserve strengthening in commercial auto liability. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

Underwriting Ratios
The combined ratio, before catastrophes and prior year development, decreased 2.8 points to 89.6 for the three months ended March 31, 2016 from 92.4 for the three months ended March 31, 2015. The decrease was primarily due to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes.
Investment Results
Investment income decreased for the three months ended March 31, 2016, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PERSONAL LINES
Results of Operations

	Three Months Ended March 31,
Underwriting Summary	2016	2015	Change
Written premiums	$953	$939	1%
Change in unearned premium reserve	(22)	(13)	(69%)
Earned premiums	975	952	2%
Losses and loss adjustment expenses
Current accident year before catastrophes	632	618	2%
Current accident year catastrophes	47	25	88%
Prior accident year development	52	(4)	NM
Total losses and loss adjustment expenses	731	639	14%
Amortization of DAC	89	90	(1%)
Underwriting expenses	154	148	4%
Underwriting gain	1	75	(99%)
Net servicing income	—	1	(100%)
Net investment income	31	35	(11%)
Net realized capital gains (losses)	(5)	1	NM
Other expenses	—	(1)	100%
Income before income taxes	27	111	(76)%
Income tax expense	7	35	(80%)
Net income	$20	$76	(74)%

	Three Months Ended March 31,
Written Premiums	2016	2015	Change
Product Line
Automobile	$690	$671	3%
Homeowners	263	268	(2%)
Total	$953	$939	1%
Earned Premiums
Product Line
Automobile	$678	$655	4%
Homeowners	297	297	—%
Total	$975	$952	2%

	Three Months Ended March 31,
Premium Measures	2016	2015
Policies in-force end of period (in thousands)
Automobile	2,073	2,053
Homeowners	1,262	1,305
New business written premium
Automobile	$110	$101
Homeowners	$23	$27
Policy count retention
Automobile	84%	84%
Homeowners	84%	85%
Renewal written pricing increase
Automobile	7%	6%
Homeowners	9%	8%
Renewal earned pricing increase
Automobile	6%	6%
Homeowners	8%	8%

	Three Months Ended March 31,
Underwriting Ratios	2016	2015	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.8	64.9	0.1
Current accident year catastrophes	4.8	2.6	(2.2)
Prior year development	5.3	(0.4)	(5.7)
Total loss and loss adjustment expense ratio	75.0	67.1	(7.9)
Expense ratio	24.9	25.0	0.1
Combined ratio	99.9	92.1	(7.8)
Current accident year catastrophes and prior year development	10.1	2.2	(7.9)
Combined ratio before catastrophes and prior year development	89.7	89.9	0.2

	Three Months Ended March 31,
Product Combined Ratios	2016	2015	Change
Automobile
Combined ratio	106.6	95.4	(11.2)
Combined ratio before catastrophes and prior year development	96.2	94.6	(1.6)
Homeowners
Combined ratio	84.7	85.1	0.4
Combined ratio before catastrophes and prior year development	75.1	79.7	4.6

Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Overview
Net income for the three months ended March 31, 2016, as compared to the prior year period, decreased primarily due to a lower underwriting gain driven by an increase in current accident year catastrophe losses and unfavorable prior accident year development.
Revenues - Earned and Written Premiums
Earned and written premiums for the three months ended March 31, 2016, as compared to the prior year period, increased primarily due to stable premium retention and automobile new business premium growth, partially offset by lower premium in the independent agency channel. Policy count retention for homeowners was lower for the three months ended March 31, 2016, as compared to the prior year period, driven in part by renewal written pricing increases.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended March 31, 2016, as compared to the prior year period, increased primarily due to higher current accident year catastrophes losses and unfavorable prior accident year development.

•
Current accident year losses and loss adjustment expenses before catastrophes increased for the three months ended March 31, 2016, compared to the prior year period, as a result of the effect of an increase in earned premiums, higher severity trends in both auto liability and physical damage and higher auto liability frequency, partially offset by lower homeowners fire and non-catastrophe weather-related claims. The current accident year loss and loss adjustment expense ratio before catastrophes of 64.8 in 2016 decreased 0.1 points from 64.9 in 2015.

•
Current accident year catastrophe losses of $47 before tax, for the three months ended March 31, 2016 compared to $25 for the prior year period. Catastrophe losses for the three months ended March 31, 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in the central and southern plains. Catastrophe losses in 2015 were primarily due to winter storms across various U.S. geographic regions.

•
Unfavorable prior accident year development of $52, before tax, for the three months ended March 31, 2016 compared to favorable prior accident year development of $4, before tax, for the prior year period. The net reserve increase for three months ended March 31, 2016 was largely related to increased reserves in auto liability for accident years 2014 and 2015 primarily due to higher emerged bodily injury severity and, for the third and fourth accident quarters of 2015, an increase in bodily injury frequency. The net reserve decrease for the three months ended March 31, 2015 was largely related to a decrease in reserves for 2014 catastrophes offset by unfavorable development on accident year 2014 auto physical damage claims. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

Underwriting Ratios
The combined ratio, before current accident year catastrophes and prior year development, decreased 0.2 points to 89.7 for the three months ended March 31, 2016 reflecting a decrease in the current accident year before catastrophes loss and loss adjustment expense ratio of 0.1 points and a decrease in the expense ratio of 0.1 points.
Investment Results
Investment income decreased for the three months ended March 31, 2016, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations

	Three Months Ended March 31,
Underwriting Summary	2016	2015	Change
Losses and loss adjustment expenses
Prior accident year development	$1	$4	(75%)
Total losses and loss adjustment expenses	1	4	(75%)
Underwriting expenses	7	6	17%
Underwriting loss	(8)	(10)	20%
Net investment income	32	35	(9%)
Net realized capital gains (losses)	(3)	4	(175%)
Other income	2	1	100%
Income before income taxes	23	30	(23%)
Income tax expense	6	7	(14%)
Net income	$17	$23	(26%)
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net income for the three months ended March 31, 2016, as compared to the prior year period, decreased primarily due to lower net investment income and a change to net realized capital losses in the current year period from net realized capital gains in the prior year period, partially offset by lower prior accident year development.
The annual reviews of asbestos and environmental liabilities occur in the second quarter of the year. For information on asbestos and environmental reserves, see MD&A - Critical Accounting Estimates, Property & Casualty Other Operations Claims, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS
Results of Operations

	Three Months Ended March 31,
Operating Summary	2016	2015	Change
Premiums and other considerations	$795	$780	2%
Net investment income	88	97	(9)%
Net realized capital gains (losses)	2	(1)	NM
Total revenues	885	876	1%
Benefits, losses and loss adjustment expenses	618	598	3%
Amortization of deferred policy acquisition costs	8	8	—%
Insurance operating costs and other expenses	194	200	(3)%
Total benefits, losses and expenses	820	806	2%
Income before income taxes	65	70	(7)%
Income tax expense	15	18	(17)%
Net income	$50	$52	(4)%

	Three Months Ended March 31,
Premiums and other considerations	2016	2015	Change
Fully insured – ongoing premiums	$772	$763	1%
Buyout premiums	6	—	NM
Other	17	17	—%
Total premiums and other considerations	$795	$780	2%
Fully insured ongoing sales, excluding buyouts	$266	$300	(11)%

	Three Months Ended March 31,
Ratios, excluding buyouts	2016	2015	Change
Group disability loss ratio	82.4%	81.8%	(0.6)
Group life loss ratio	73.8%	73.2%	(0.6)
Total loss ratio	77.6%	76.7%	(0.9)
Expense ratio	25.6%	26.7%	1.1

	Three Months Ended March 31,
Margin	2016	2015	Change
Net income margin	5.7%	5.9%	(0.2)
Effect of net capital realized gains (losses), net of tax on after-tax margin	0.2%	—%	0.2
Core earnings margin	5.5%	5.9%	(0.4)

Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net income decreased for the three months ended March 31, 2016, as compared to the prior year period, due to higher benefits, losses and loss adjustment expenses and lower net investment income, partially offset by higher premiums and other considerations, lower insurance operating costs and higher net realized capital gains.
Premiums and other considerations for the three months ended March 31, 2016, increased 2% compared to the prior year period. Fully insured ongoing premiums increased 1% for the three months ended March 31, 2016, compared to the prior year period due to strong persistency and improved pricing. Insurance operating costs and other expenses decreased for the three months ended March 31, 2016, compared to the prior year period, due to lower administrative expenses and the impact of premium tax credits.
Fully insured ongoing sales, excluding buyouts, decreased by 11% for the three months ended March 31, 2016, as compared to the prior year period, due to a decrease in the sale of large and mid-size case accounts.
The total loss ratio increased 0.9 points to 77.6% for the three months ended March 31, 2016, as compared to the prior year period, primarily due to a higher group life loss ratio and a higher group disability loss ratio. The group life loss ratio increased 0.6 points due to higher accidental death losses. The group disability loss ratio increased 0.6 points due to an increase in long term disability claim severity, partially offset by continued improvements in pricing and incidence trends.
The expense ratio improved 1.1 points for the three months ended March 31, 2016 as compared to the prior year period, reflecting premium growth and lower expenses.
Investment income for the three months ended March 31, 2016 decreased as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS
Results of Operations

	Three Months Ended March 31,
Operating Summary	2016	2015	Change
Fee income and other	$167	$179	(7)%
Total revenues	167	179	(7)%
Amortization of DAC	5	5	—%
Insurance operating costs and other expenses	131	140	(6)%
Total benefits, losses and expenses	136	145	(6)%
Income before income taxes	31	34	(9)%
Income tax expense	11	12	(8)%
Net income	$20	$22	(9)%

Average Total Mutual Funds segment AUM	$91,188	$94,778	(4)%
Return on Assets
Net income	8.8	9.3	(5)%
Core earnings	8.8	9.3	(5)%

Mutual Funds segment AUM
Mutual Fund AUM - beginning of period	$74,413	$73,035	2%
Sales	4,699	4,710	—%
Redemptions	(4,885)	(4,181)	(17)%
Net Flows	(186)	529	(135)%
Change in market value and other	(608)	2,132	(129)%
Mutual Fund AUM - end of period	$73,619	$75,696	(3)%
Talcott AUM [1]	$16,795	$20,240	(17)%
Total Mutual Funds segment AUM	$90,414	$95,936	(6)%

Mutual Fund AUM by Asset Class
Equity	$46,455	$47,131	(1)%
Fixed Income	12,389	14,267	(13)%
Multi-Strategy Investments [2]	14,775	14,298	3%
Mutual Fund AUM	$73,619	$75,696	(3)%

[1]	Talcott AUM consists of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

[2]	Includes balanced, allocation, and alternative investment products.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net income for the three months ended March 31, 2016, compared to the prior year period, decreased due to lower average AUM resulting in a decrease in investment management fee revenue, partially offset by a decrease in variable sub-advisory fees and distribution costs. Average total Mutual Funds segment AUM decreased to $91.2 billion for the three months ended March 31, 2016 from $94.8 billion for the three months ended March 31, 2015 primarily due to market depreciation coupled with the continued runoff of Talcott AUM.

TALCOTT RESOLUTION
Results of Operations

	Three Months Ended March 31,
Operating Summary	2016	2015	Change
Earned premiums	$28	$24	17%
Fee income and other	241	261	(8%)
Net investment income	325	382	(15%)
Realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(7)	(5)	(40%)
Other net realized capital gains (losses)	(105)	(20)	NM
Net realized capital gains (losses)	(112)	(25)	NM
Total revenues	482	642	(25%)
Benefits, losses and loss adjustment expenses	354	338	5%
Amortization of DAC	30	50	(40%)
Insurance operating costs and other expenses	105	121	(13%)
Total benefits, losses and expenses	489	509	(4%)
Income (loss) before income taxes	(7)	133	(105%)
Income tax (benefit) expense	(24)	22	NM
Net income	$17	$111	(85%)
Assets Under Management (end of period)
Variable annuity account value	$42,500	$51,500	(17%)
Fixed market value adjusted and payout annuities	8,014	8,666	(8%)
Institutional annuity account value	15,169	15,663	(3%)
Other account value [1]	86,762	91,009	(5%)
Total account value	$152,445	$166,838	(9%)
Variable Annuity Account Value
Account value, beginning of period	$44,245	$52,861	(16%)
Net outflows	(1,466)	(2,296)	36%
Change in market value and other	(279)	935	(130%)
Account value, end of period	$42,500	$51,500	(17%)

[1]
Other account value included $31.9 billion, $14.5 billion, and $40.4 billion as of March 31, 2016 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Other account value included $36.0 billion, $15.0 billion, and $40.0 billion at March 31, 2015 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Account values associated with the Retirement Plans and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance transactions.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net income for the three months ended March 31, 2016, as compared to the prior year period, decreased primarily due to higher net realized capital losses driven by GMWB derivative losses, net trading losses and equity portfolio hedge losses due to rising markets since the date the trades were initiated. In addition, lower fee income due to the continued runoff of the variable annuity block and lower net investment income due to a decrease in income from limited partnerships and alternative investments contributed to the decrease in net income. This was partially offset by lower DAC amortization and lower insurance operating costs and other expenses due to the continued run off of the variable annuity block.
Account values for Talcott Resolution decreased to approximately $152 billion at March 31, 2016 from approximately $167 billion at March 31, 2015 primarily due to net outflows and market value depreciation in variable annuity account value and a reduction in Retirement Plans' account value. For the three months ended March 31, 2016, variable annuity net outflows were approximately $1.5 billion due to the continued runoff of the business.
For the three months ended March 31, 2016, the annualized full surrender rate on variable annuities declined to 6.7% compared to 10.9% for the three months ended March 31, 2015. This decrease was primarily due to lower surrender activity and no in-force management initiatives in 2016. Lower surrender activity was due to market declines in the first two months of 2016 resulting in increased value of guarantees.
Contract counts decreased 10% for variable annuities at March 31, 2016 compared to March 31, 2015 primarily due to the continued aging of the block.
The income tax benefit for the three months ended March 31, 2016, as compared to the prior year period, was primarily due to the $140 decrease in income before income taxes and the effect of permanent items. The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

CORPORATE
Results of Operations

	Three Months Ended March 31,
Operating Summary	2016	2015	Change
Fee income [1]	$1	$2	(50%)
Net investment income	11	3	NM
Net realized capital gains (losses)	(4)	18	(122%)
Total revenues	8	23	(65%)
Insurance operating costs and other expenses [1]	6	17	(65%)
Interest expense	86	94	(9%)
Total benefits, losses and expenses	92	111	(17%)
Loss before income taxes	(84)	(88)	5%
Income tax benefit	(55)	(31)	(77%)
Net loss	$(29)	$(57)	49%

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense included in insurance operating costs and other expenses.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net loss decreased for the three months ended March 31, 2016 compared to the prior year period primarily due to an increase in federal income tax benefit of $25 related to the partial reduction of the deferred tax valuation allowance on capital loss carryovers due to taxable gains on the termination of certain derivatives during the period. For discussion of income taxes, see Note 7 Income Taxes of Notes to Condensed Consolidated Financial Statements. For a discussion of investment results, see MD&A - Investment Results, Net Investment Income (loss) and Net Realized Capital Gains (losses).

ENTERPRISE RISK MANAGEMENT
The Company has an enterprise risk management function (“ERM”) that is charged with providing analysis of the Company’s risks on an individual and aggregated basis and with ensuring that the Company’s risks remain within its risk appetite and tolerances. The Company has established the Enterprise Risk and Capital Committee (“ERCC”) that includes the Company’s CEO, President, Chief Financial Officer (“CFO”), Chief Investment Officer (“CIO”), Chief Risk Officer, General Counsel and others as deemed necessary by the committee chair. The ERCC is responsible for managing the Company’s risks and overseeing the enterprise risk management program.
The Company categorizes its main risks as follows:

•	Insurance Risk

•	Operational Risk

•	Financial Risk
Refer to the MD&A in The Hartford’s 2015 Form 10-K Annual Report for an explanation of the Company’s Operational Risk.
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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of March 31, 2016:

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

[2]
The per occurrence limit on the Florida Hurricane Catastrophe Fund (“FHCF”) treaty is $116 for the 6/1/2015 to 6/1/2016 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in January 2016.

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
The components of the gross and net reinsurance recoverables are summarized as follows:

Reinsurance Recoverables	As of March 31, 2016	As of December 31, 2015
Paid loss and loss adjustment expenses	$102	$119
Unpaid loss and loss adjustment expenses	2,615	2,662
Gross reinsurance recoverables	$2,717	$2,781
Less: Allowance for uncollectible reinsurance	(266)	(266)
Net reinsurance recoverables	$2,451	$2,515
Life Insurance Product Reinsurance Recoverables
Life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
The components of the gross and net reinsurance recoverables are as follows:

Reinsurance Recoverables	As of March 31, 2016	As of December 31, 2015
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$20,674	$20,674
Gross reinsurance recoverables	$20,674	$20,674
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,674	$20,674
[1] No allowance for uncollectible reinsurance is required as of March 31, 2016 and December 31, 2015.
As of March 31, 2016, the Company has reinsurance recoverables from MassMutual and Prudential of $8.5 billion and $10.9 billion, respectively. As of December 31, 2015, the Company had reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.8 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Mass Mutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of March 31, 2016, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s Condensed Consolidated Stockholders’ Equity.
For further explanation of the Company's Insurance Risk Management strategy, see MD&A Enterprise Risk Management Insurance Risk Management in The Hartford's 2015 Form 10-K Annual Report.
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
Liquidity Risk
Liquidity risk is the risk to current or prospective earnings or capital arising from the Company’s inability or perceived inability to meet its contractual cash obligations at the legal entity level when they come due over given time horizons without incurring unacceptable costs and without relying on uncommitted funding sources. Liquidity risk includes the inability to manage unplanned increases or accelerations in cash outflows, decreases or changes in funding sources, and changes in market conditions that affect the ability to liquidate assets quickly to meet obligations with minimal loss in value. Components of liquidity risk include funding risk, company specific liquidity risk and market liquidity risk. Funding risk is the gap between sources and uses of cash under normal and stressed conditions taking into consideration structural, regulatory and legal entity constraints. Company specific liquidity risk represents changes in institution-specific conditions that affect the Company’s ability to sell assets or otherwise transact business without incurring a significant loss in value. Market liquidity risk represents changes in general market conditions that affect the institution’s ability to sell assets or otherwise transact business without incurring a significant loss in value.
The Company has defined ongoing monitoring and reporting requirements to assess liquidity across the enterprise under both current and stressed market conditions. The Company measures and manages liquidity risk exposures and funding needs within prescribed limits and across legal entities, taking into account legal, regulatory and operational limitations to the transferability of liquidity. The Company also monitors internal and external conditions, identifies material risk changes and emerging risks that may impact liquidity. The Company’s CFO has primary responsibility for liquidity risk.
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
The Company is also exposed to interest rate risk based upon the sensitivity of the present value of the Company’s pension and other postretirement benefit obligations to changes in liability discount rates. The discount rate assumption is based upon an interest rate yield curve that reflects high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 16- Employee Benefit Plans of Notes to Consolidated Financial Statements in The Hartford’s 2015 Form 10-K Annual Report. In addition, management evaluates performance of certain Talcott Resolution products based on net investment spread which is, in part, influenced by changes in interest rates.
The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Variable Product Guarantee Risks and Risk Management section.
Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, a yen denominated fixed payout annuity and changes in equity of a P&C runoff entity in the United Kingdom. In addition, Talcott Resolution formerly issued non-U.S. dollar denominated funding agreement liability contracts. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
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
Equity Risk
Equity risk is defined as the risk of financial loss due to changes in the value of global equities or equity indices. The Company has exposure to equity risk from assets under management, embedded derivatives within the Company’s variable annuities and assets that support the Company’s pension plans and other post retirement benefit plans. Equity Risk on the Company’s variable annuity products is mitigated through various hedging programs. (See the Variable Annuity Hedging Program Section).

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
The Company is also subject to equity risk based upon the assets that support its pension plans and other post retirement benefit plans. The asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments. In addition, the pension plans have certain concentration limits and investment quality requirements imposed on permissible investment options.
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
Variable Annuity Guaranteed Benefits
The Company’s variable annuities include GMDB and certain contracts include GMWB features. Declines in the equity markets will increase the Company’s liability for these benefits. Many contracts with a GMDB include a maximum anniversary value ("MAV"), which in rising markets resets the guarantee on anniversary to be ‘at the money’. As the MAV increases, it can increase the NAR for subsequent declines in account value. Generally, a GMWB contract is ‘in the money’ if the contractholder’s guaranteed remaining balance (“GRB”) becomes greater than the account value.
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $42.5 billion and $44.2 billion as of March 31, 2016 and December 31, 2015, respectively.
The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of March 31, 2016
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	$42.5	$4.3	$1.1	56%	9%
GMWB	$19.4	$0.3	$0.2	11%	10%

Total Variable Annuity Guarantees
As of December 31, 2015
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	$44.2	$4.2	$1.1	55%	9%
GMWB	$20.2	$0.2	$0.2	11%	9%

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
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. For policies with a GMWB rider, the Company expects to incur GMWB payments in the future only if the account value is reduced over time to a specified level through a combination of market performance and periodic withdrawals, at which point the contractholder will receive an annuity equal to the GRB which is generally equal to premiums less withdrawals. For the Company’s “life-time” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
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
Variable Annuity Hedging Program Sensitivities
The underlying guaranteed living benefit liabilities (excluding the life contingent portion of GMWB contracts) and hedge assets within the GMWB hedge and Macro hedge programs are carried at fair value.
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of March 31, 2016 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis	As of March 31, 2016
(before tax and DAC) [1]	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(27)	$(10)	$4	$180	$82	$(57)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$2	$2	$(3)	$12	$6	$(6)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(62)	$(12)	$58	$89	$18	$(84)

[1]	These sensitivities are based on the following key market levels as of March 31, 2016: 1) S&P of 2,060; 2) 10yr US swap rate of 1.67%; 3) S&P 10yr volatility of 26.76%.
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

Financial Risk on Statutory Capital
Statutory surplus amounts and risk-based capital (“RBC”) ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times, the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:

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

•
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed market value adjusted "MVA" annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates. In many capital market scenarios, current crediting rates are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment asset may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

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
The Company has reinsured approximately 34% of its risk associated with GMWB and 73% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design and expense management.

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
As of March 31, 2016, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see MD&A - Enterprise Risk Management, Insurance Risk Management, Reinsurance as a Risk Management Strategy and the Concentration of Credit Risk section in Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Derivative Instruments
The Company utilizes a variety of over-the-counter ("OTC"), OTC-cleared and exchange-traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, commodity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
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
For the company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; therefore, the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2016, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives was $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 8 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2016, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	March 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,793	$8,316	13.7%	$7,911	$8,179	13.8%
AAA	7,472	7,771	12.8%	6,980	7,195	12.2%
AA	10,003	10,726	17.7%	9,943	10,584	17.9%
A	14,464	15,631	25.7%	14,297	15,128	25.5%
BBB	14,341	14,968	24.7%	14,598	14,918	25.2%
BB & below	3,305	3,281	5.4%	3,236	3,192	5.4%
Total fixed maturities, AFS	$57,378	$60,693	100%	$56,965	$59,196	100%
The value of securities in the "AAA" category increased, as compared to December 31, 2015, primarily due to purchases of asset-backed securities ("ABS") as well as upgrades of municipal bonds and collateralized loan obligations ("CLOs"). Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type as well as fixed maturities and equity, FVO.

Securities by Type
	March 31, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,277	$11	$(40)	$2,248	3.7%	$2,183	$6	$(40)	$2,149	3.6%
Small business	122	12	(5)	129	0.2%	123	12	(4)	131	0.2%
Other	284	6	(2)	288	0.5%	214	6	(1)	219	0.4%
Collateralized debt obligations ("CDOs")
CLOs	2,600	2	(35)	2,567	4.2%	2,514	4	(21)	2,497	4.2%
Commercial real estate ("CREs")	90	37	(1)	126	0.2%	91	42	(1)	132	0.2%
Other [1]	385	29	(1)	414	0.7%	384	29	(1)	409	0.7%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	1,441	54	(18)	1,477	2.4%	1,224	34	(8)	1,250	2.1%
Bonds	2,917	90	(25)	2,982	4.9%	2,725	58	(29)	2,754	4.7%
Interest only (“IOs”)	774	11	(20)	765	1.3%	719	13	(19)	713	1.2%
Corporate
Basic industry	1,093	70	(18)	1,145	1.9%	1,161	55	(45)	1,171	2.0%
Capital goods	1,700	142	(4)	1,838	3.0%	1,781	110	(15)	1,876	3.2%
Consumer cyclical	1,842	111	(11)	1,942	3.2%	1,848	68	(24)	1,892	3.2%
Consumer non-cyclical	3,821	315	(6)	4,130	6.8%	3,735	196	(24)	3,907	6.6%
Energy	2,056	85	(59)	2,082	3.4%	2,276	84	(111)	2,249	3.8%
Financial services	5,994	300	(75)	6,219	10.2%	6,083	246	(63)	6,266	10.6%
Tech./comm.	3,516	331	(35)	3,812	6.3%	3,553	229	(62)	3,720	6.3%
Transportation	883	61	(5)	939	1.5%	869	43	(10)	902	1.5%
Utilities	4,592	390	(29)	4,953	8.2%	4,395	299	(60)	4,634	7.8%
Other	226	13	(2)	237	0.4%	175	12	(2)	185	0.3%
Foreign govt./govt. agencies	1,146	57	(14)	1,189	2.0%	1,321	34	(47)	1,308	2.2%
Municipal bonds
Taxable	1,347	145	(4)	1,488	2.5%	1,315	92	(9)	1,398	2.4%
Tax-exempt	9,839	979	(3)	10,815	17.8%	9,809	916	(2)	10,723	18.1%
RMBS
Agency	2,182	88	(1)	2,269	3.7%	2,206	64	(6)	2,264	3.8%
Non-agency	100	2	—	102	0.2%	89	2	—	91	0.2%
Alt-A	94	1	(1)	94	0.2%	68	1	—	69	0.1%
Sub-prime	1,887	12	(26)	1,873	3.1%	1,623	15	(16)	1,622	2.7%
U.S. Treasuries	4,170	403	(3)	4,570	7.5%	4,481	222	(38)	4,665	7.9%
Fixed maturities, AFS	57,378	3,757	(443)	60,693	100%	56,965	2,892	(658)	59,196	100%
Equity securities
Financial services	145	2	(1)	146	18.3%	159	1	(2)	158	18.8%
Other	622	54	(24)	652	81.7%	683	37	(39)	681	81.2%
Equity securities, AFS	767	56	(25)	798	100%	842	38	(41)	839	100%
Total AFS securities	$58,145	$3,813	$(468)	$61,491		$57,807	$2,930	$(699)	$60,035
Fixed maturities, FVO				$486					$503
Equity, FVO [3]				$—					$348

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of March 31, 2016.

The increase in the fair value of AFS securities, as compared to December 31, 2015, is primarily attributable to a decline in interest rates as well as reinvestment from other asset classes. The CMBS and RMBS sectors also reflect an increase as a result of net purchases.

Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturities and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

	March 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$40	$43	$3	$40	$42	$2
AA	780	806	26	747	763	16
A	2,696	2,843	147	2,922	3,025	103
BBB	2,222	2,280	58	2,133	2,188	55
BB & below	401	393	(8)	400	406	6
Total [1]	$6,139	$6,365	$226	$6,242	$6,424	$182

[1]
Included equity, AFS securities with an amortized cost and fair value of $145 and $146, respectively as of March 31, 2016 and an amortized cost and fair value of $159 and $158, respectively, as of December 31, 2015 included in the AFS by type table above.

The Company's investment in the financial services sector decreased, as compared to December 31, 2015, due to sales, partially offset by an increase in valuations as a result of a decline in interest rates.
Commercial Real Estate
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
CMBS – Bonds [1]

March 31, 2016
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$116	$128	$66	$75	$5	$5	$5	$5	$2	$2	$194	$215
2006	103	105	102	103	124	125	61	61	22	22	412	416
2007	241	245	123	129	111	113	19	19	21	21	515	527
2008	36	38	—	—	—	—	—	—	—	—	36	38
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	8	8	—	—	—	—	—	—	26	28
2011	55	61	—	—	5	5	20	19	—	—	80	85
2012	40	41	6	6	30	29	38	37	—	—	114	113
2013	16	16	95	99	100	102	15	16	1	1	227	234
2014	330	345	67	68	75	73	7	7	2	2	481	495
2015	201	206	169	169	199	194	82	76	—	—	651	645
2016	45	47	35	35	74	76	16	17	—	—	170	175
Total	$1,212	$1,263	$671	$692	$723	$722	$263	$257	$48	$48	$2,917	$2,982
Credit protection	33.2%		23.9%		18.2%		15.7%		25.0%		25.6%

December 31, 2015
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$110	$119	$77	$83	$5	$5	$5	$5	$2	$2	$199	$214
2006	149	151	102	104	140	141	61	62	22	22	474	480
2007	202	206	170	178	81	83	20	20	51	52	524	539
2008	37	38	—	—	—	—	—	—	—	—	37	38
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	8	8	—	—	—	—	—	—	26	27
2011	55	59	—	—	—	—	23	23	—	—	78	82
2012	40	40	6	6	26	26	33	32	—	—	105	104
2013	16	16	95	97	79	80	9	10	1	1	200	204
2014	329	335	58	58	69	68	6	6	2	2	464	469
2015	201	197	163	158	172	165	71	66	—	—	607	586
Total	$1,168	$1,191	$679	$692	$572	$568	$228	$224	$78	$79	$2,725	$2,754
Credit protection	32.9%		25.8%		18.4%		16.6%		18.7%		26.3%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $90 and $126, respectively, as of March 31, 2016, and $91 and $132 respectively, as of December 31, 2015. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, but may include participations. Loan participations are loans that the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of March 31, 2016, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	March 31, 2016			December 31, 2015
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$25	$(6)	$19	$33	$(7)	$26
Whole loans	5,496	(16)	5,480	5,458	(16)	5,442
A-Note participations	138	—	138	139	—	139
B-Note participations	—	—	—	17	—	17
Total	$5,659	$(22)	$5,637	$5,647	$(23)	$5,624

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
The Company funded $98 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 69% and a weighted average yield of 3.95% during the three months ended March 31, 2016. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of March 31, 2016, or December 31, 2015.

Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's available-for-sale investments in municipal bonds.

	March 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,936	$2,129	AA	$2,069	$2,243	AA
Pre-Refunded [1]	887	947	AAA	850	903	AAA
Revenue
Transportation	1,612	1,820	A+	1,566	1,744	A+
Health Care	1,439	1,578	AA-	1,371	1,499	AA-
Water & Sewer	1,259	1,364	AA	1,228	1,324	AA
Education	1,148	1,255	AA+	1,109	1,205	AA
Sales Tax	693	784	AA-	692	779	AA-
Leasing [2]	761	850	AA-	728	803	AA-
Power	613	671	A+	658	709	A+
Housing	107	111	AA-	91	94	AA
Other	731	794	AA-	762	818	AA-
Total Revenue	8,363	9,227	AA-	8,205	8,975	AA-
Total Municipal	$11,186	$12,303	AA-	$11,124	$12,121	AA-

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

As of March 31, 2016 and December 31, 2015, the largest issuer concentrations were the state of California, the Commonwealth of Massachusetts, and the New York Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were comprised of general obligation and revenue bonds.
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

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Hedge funds	$800	30.1%	$1,034	36.0%
Real estate funds	580	21.9%	576	20.0%
Private equity and other funds	1,274	48.0%	1,264	44.0%
Total	$2,654	100%	$2,874	100%

Available-for-Sale Securities — Unrealized Loss Aging
Total gross unrealized losses were $468 as of March 31, 2016 and have decreased $231, or 33%, from December 31, 2015 primarily due to lower interest rates. As of March 31, 2016, $403 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $65 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily corporate securities and securities with exposure to commercial real estate, which are depressed primarily due to wider credit spreads and/or higher interest rates since the securities were purchased.
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
The following tables present the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position:

	March 31, 2016				December 31, 2015
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	939	$2,898	$2,865	$(34)	2,094	$10,535	$10,398	$(137)
Greater than three to six months	767	2,631	2,567	(64)	819	2,837	2,735	(102)
Greater than six to nine months	524	1,611	1,546	(65)	933	4,421	4,194	(227)
Greater than nine to eleven months	564	2,636	2,530	(106)	329	1,302	1,242	(60)
Twelve months or more	737	3,551	3,352	(199)	675	3,072	2,896	(173)
Total	3,531	$13,327	$12,860	$(468)	4,850	$22,167	$21,465	$(699)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives within certain securities as changes in value are recorded in net realized capital gains (losses).
The following table presents the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the preceding table):

	March 31, 2016				December 31, 2015
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	125	$63	$44	$(19)	240	$288	$212	$(76)
Greater than three to six months	90	47	31	(16)	130	77	51	(26)
Greater than six to nine months	12	49	34	(15)	5	3	2	(1)
Greater than nine to eleven months	5	3	1	(2)	6	12	8	(4)
Twelve months or more	46	37	24	(13)	50	28	18	(10)
Total	278	$199	$134	$(65)	431	$408	$291	$(117)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives within certain securities as changes in value are recorded in net realized capital gains (losses).

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type:

	Three Months Ended March 31,
	2016	2015
CRE CDOs	$—	$1
CMBS IOs	1	—
Corporate	19	5
Equity	3	1
RMBS
Sub-prime	—	1
Foreign government	—	4
Total	$23	$12
Three months ended March 31, 2016
For the three months ended March 31, 2016, impairments recognized in earnings were comprised of credit impairments of $18, impairments on equity securities of $3, and securities that the Company intends to sell ("intent-to-sell impairments") of $2.
Credit impairments for the three months ended March 31, 2016 were primarily related to corporate securities in the energy sector and were identified through security specific reviews and resulted from changes in the financial condition and near term prospects of certain issuers. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends as well as our expectations with respect to security specific developments. Impairments on equity securities were comprised of securities in an unrealized loss position that the Company does not expect to recover. Intent-to-sell impairments for the three months ended March 31, 2016 were primarily comprised of securities in the corporate sector.
Non-credit impairments recognized in other comprehensive income were $4 for the three months ended March 31, 2016. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations. Ultimate loss formation will be a function of macroeconomic factors and idiosyncratic security-specific performance.
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
As of March 31, 2016, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.8 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payments of 5.5% senior notes of $275 at maturity in October 2016 and 5.375% senior notes of $416 at maturity in March 2017, interest payments on debt of approximately $330 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $330.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of March 31, 2016, there were no amounts outstanding from the HFSG Holding Company.
Debt
In 2015, the Board of Directors authorized the extension of the existing debt capital management program through December 31, 2016. Under the program, the Company expects to use the remaining authorization of approximately $180 for other debt capital management actions. Any debt capital management actions are dependent on market conditions and other factors.
Equity
The Company's total authorization for equity repurchases is $4.375 billion for the period January 1, 2014 through December 31, 2016 with $980 remaining as of March 31, 2016.
During the three months ended March 31, 2016, the Company repurchased 8.4 million common shares for $350. During the period April 1, 2016 to April 27, 2015, the Company repurchased 2.3 million common shares for $105.
Dividends
On February 25, 2016, The Hartford’s Board of Directors declared a quarterly dividend of $0.21 per common share payable on April 1, 2016 to common shareholders of record as of March 7, 2016.
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders.
For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see the following "Dividends from Insurance Subsidiaries" discussion. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
In 2016, The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.6 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. During the first quarter of 2016, HFSG Holding Company received approximately $200 in dividends from its property and casualty insurance subsidiaries. In 2016, HFSG Holding Company anticipates receiving additional net dividends of approximately $600 from its property and casualty insurance subsidiaries.
In 2016, Hartford Life and Accident Insurance Company ("HLA") is permitted to pay up to a maximum of $165 in dividends without prior approval from the insurance commissioner. During the first quarter of 2016, HFSG Holding Company received approximately $60 in dividends from HLA. HFSG Holding Company anticipates receiving additional dividends of approximately $180 from HLA during 2016, subject to regulatory approval.
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
Other Sources of Capital for the HFSG Holding Company
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the "Ratings" section below for further discussion), and shareholder returns. As a result, the Company may from time to time raise capital from the issuance of equity, equity-related debt or other capital securities and is continuously evaluating strategic opportunities. The issuance of debt, common equity, equity-related debt or other capital securities could result in the dilution of shareholder interests or reduced net income due to additional interest expense.
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
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford pays the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of March 31, 2016, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.

Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of March 31, 2016, there was no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of March 31, 2016, no borrowings were outstanding under the Credit Facility. As of March 31, 2016, the Company was in compliance with all financial covenants within the Credit Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2016 is $1.4 billion. Of this $1.4 billion, the legal entities have posted collateral of $1.6 billion in the normal course of business. In addition, the Company has posted collateral of $33 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2016, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of March 31, 2016, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $148 and $(14), respectively.
Insurance Operations
Current and expected patterns of claim frequency and severity or surrenders may change from period to period but continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months, including any obligations related to the Company’s restructuring activities. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2015 Form 10-K Annual Report.
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
As of March 31, 2016 Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$26,554
Short-term investments	494
Cash	152
Less: Derivative collateral	220
Total	$26,980
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $41 billion of cash and total general account invested assets, which included a significant short-term investment position to meet liquidity needs.
As of March 31, 2016 Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$33,106
Short-term investments	938
Cash	326
Less: Derivative collateral	1,456
Total	$32,914
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
HLIC, an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The CTDOI will permit HLIC to pledge up to $1.2 billion in qualifying assets to secure FHLBB advances for 2016. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI in order to exceed these limits. As of March 31, 2016, HLIC had no advances outstanding under the FHLBB facility.

As of
Contractholder Obligations	March 31, 2016
Total Life contractholder obligations	$169,938
Less: Separate account assets [1]	118,361
General account contractholder obligations	$51,577
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$25,106
U.S. Fixed MVA annuities [3]	5,478
Other [4]	20,993
General account contractholder obligations	$51,577

[1]
In the event customers elect to surrender separate account assets, Life Operations will use the proceeds from the sale of the assets to fund the surrender, and Life Operations’ liquidity position will not be impacted. In some instances Life Operations will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing Life Operations’ liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see the following) will decrease Life Operations’ obligation for payments on guaranteed living and death benefits.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2015 Form 10-K Annual Report.
Capitalization
The capital structure of The Hartford consists of debt and stockholders’ equity, summarized as follows:

	March 31, 2016	December 31, 2015	Change
Short-term debt (includes current maturities of long-term debt)	$690	$275	151%
Long-term debt	4,633	5,084	(9)%
Total debt [1]	5,323	5,359	(1)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	17,858	17,971	(1)%
AOCI, net of tax	254	(329)	(177)%
Total stockholders’ equity	$18,112	$17,642	3%
Total capitalization including AOCI	$23,435	$23,001	2%
Debt to stockholders’ equity	29%	30%
Debt to capitalization	23%	23%

[1]	Total debt of the Company excludes $33 and $38 of consumer notes as of March 31, 2016 and December 31, 2015, respectively.
Total stockholders' equity increased in the first quarter of 2016 primarily due to an increase in net unrealized capital gains from securities within AOCI. Total capitalization increased $434, or 2%, as of March 31, 2016 compared to December 31, 2015 primarily due to increases in AOCI.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 10 - Changes In and Reclassifications From Accumulated Other Comprehensive Income, and Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Cash Flows

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$398	$447
Net cash provided by investing activities	$194	$295
Net cash used for financing activities	$(565)	$(619)
Cash – end of period	$479	$500
Cash provided by operating activities decreased in 2016 as compared to the prior year period primarily due to a decrease in reinsurance claim recoveries and investment income received, partially offset by a decrease in claims paid.
Cash provided by investing activities in 2016 primarily relates to net proceeds from derivatives of $189 and net proceeds from partnerships of $147, partially offset by additions to property and equipment of $84. Cash provided by investing activities in 2015 primarily relates to net proceeds from short-term investments of $642, excluding proceeds reinvested in fixed maturities available-for-sale, partially offset by net payments for equity securities available-for-sale of $203.
Cash used for financing activities in 2016 consists primarily of acquisition of treasury stock of $350 and net payments for deposits, transfers and withdrawals for investments and universal life products of $199. Cash used for financing activities in 2015 consists primarily of $298 related to net activity for investments and universal life products, repayment of debt of $289, and acquisition of treasury stock of $250, partially offset $323 in proceeds from securities sold under repurchase agreements.
Operating cash flows for the three months ended March 31, 2016 have been adequate to meet liquidity requirements.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of April 26, 2016.

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

Statutory Capital
The table below sets forth statutory capital for the Company’s insurance subsidiaries.

	March 31, 2016	December 31, 2015
Life insurance subsidiaries	$6,084	$6,591
Property & casualty insurance subsidiaries	8,772	8,563
Total	$14,856	$15,154
Statutory capital for the life insurance subsidiaries decreased by $507 primarily due to dividends of $560.
Statutory capital for property and casualty increased by $209, primarily due to statutory net income of $345 and a decrease in non-admitted assets of $72, partially offset by dividends to HFSG Holding Company of $200.
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
Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act")
On March 23, 2010, the President signed the Affordable Care Act. While many of the key provisions of the Affordable Care Act have become effective, there remains uncertainty with its implementation. Federal agencies continue rulemaking for certain provisions, along with being subject to legal and legislative challenges. In addition, certain provisions of the Affordable Care Act have been amended or delayed, such as the employer mandate which will continue to be phased in during 2016. The impact of the Affordable Care Act to The Hartford as an employer is consistent with other large employers. The Hartford’s core business does not involve the issuance of health insurance and we do not issue any products that insure customers under the Affordable Care Act’s individual mandate. To date, there have been certain limited impacts to The Hartford's group benefits businesses including additional opportunities to market our group benefit products and services through private exchanges. While we have not observed any material impacts on the Company's workers' compensation business or group benefits business, we continue to monitor the impact of the Affordable Care Act on consumer, broker and medical provider behavior for leading indicators of changes in medical costs or loss payments primarily on the Company's workers' compensation and disability liabilities.
Budget of the United States Government
On February 9, 2016, the Obama Administration released its “Fiscal Year 2017, Budget of the U.S. Government” (the “Budget”). The Budget includes proposals that if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, which are eligible for the DRD. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company's actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If this proposal were enacted, the Company's actual tax expense could increase, reducing earnings.
United States Department of Labor Fiduciary Rule
On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. Implementation will be phased in, with the regulation in full effect by January 1, 2018. The regulation could have an adverse impact on our current offerings of mutual funds, along with contracts in our run-off lines of business, and may impact the way we provide investment-related information and support to financial advisors, plan sponsors, plan participants, plan beneficiaries and Individual Retirement Account owners. We are currently analyzing the potential effect of the regulation on our businesses.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2015 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2016.
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
In addition to the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The application of the legal standard identified by the court for assessing the potentially available damages, as described below, is inherently unpredictable, and no legal precedent has been identified that would aid in determining a reasonable estimate of potential loss. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any.
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to The Hartford Capital Appreciation Fund. In March 2016, the court, in large part, denied summary judgment for all parties. The court granted judgment for HFMC and HIFSCO with respect to all claims made by The Hartford Small Company Fund and certain claims made by The Hartford Floating Rate Fund. The court further ruled that the appropriate measure of damages on the surviving claims is the difference, if any, between the actual advisory fees paid through trial and those that could have been paid under the applicable legal standard.

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
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

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
The Company's total authorization for equity repurchases is $4.375 billion for the period January 1, 2014 through December 31, 2016.
The following table summarizes the Company’s repurchases of its common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2016 - January 31, 2016	2,793,746	$39.94	2,793,746	$1,218
February 1, 2016 - February 29, 2016	2,897,641	$40.78	2,897,641	$1,100
March 1, 2016 - March 31, 2016	2,702,872	$44.55	2,072,872	$980
Total	8,394,259	$41.72	8,394,259

[1]
Excludes 1,066,033 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's Incentive Stock Plan. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting of equity awards. The Company paid approximately $46 million in employee tax withholding obligations related to net share settlements in the three months ended March 31, 2016.

Item 6.     EXHIBITS

See Exhibits Index on page	121.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	April 28, 2016	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2016
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

*10.01	The Hartford 2014 Incentive Stock Plan Form of Individual Award Agreement. **

15.01	Deloitte & Touche LLP Letter of Awareness.**

31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.02	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.