Form 10-Q
period 2016-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2016-07-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 27, 2016, there were outstanding 385,967,550 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements or in Part I, Item 1A, Risk Factors in The Hartford’s 2015 Form 10-K Annual Report, and those identified from time to time in our other filings with the Securities and Exchange Commission.

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

◦	the financial impacts on the Company relating to the announcement of the referendum vote on June 23, 2016, by the United Kingdom to leave the European Union;

◦	financial risk related to the continued reinvestment of our investment portfolios and performance of our hedge program for our runoff annuity block;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.
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

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 28, 2016

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2016	2015	2016	2015
	(Unaudited)
Revenues
Earned premiums	$3,444	$3,391	$6,848	$6,713
Fee income	422	469	848	928
Net investment income	735	796	1,431	1,605
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	(8)	(13)	(35)	(25)
OTTI losses recognized in other comprehensive income (loss) (“OCI”)	1	2	5	2
Net OTTI losses recognized in earnings	(7)	(11)	(30)	(23)
Other net realized capital gains (losses)	60	20	(72)	37
Total net realized capital gains (losses)	53	9	(102)	14
Other revenues	23	20	43	42
Total revenues	4,677	4,685	9,068	9,302
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,142	2,812	5,783	5,375
Amortization of deferred policy acquisition costs ("DAC")	368	391	742	778
Insurance operating costs and other expenses	912	910	1,821	1,858
Loss on extinguishment of debt	—	21	—	21
Reinsurance gain on dispositions	—	(8)	—	(8)
Interest expense	85	89	171	183
Total benefits, losses and expenses	4,507	4,215	8,517	8,207
Income before income taxes	170	470	551	1,095
Income tax expense (benefit)	(46)	57	12	215
Net income	$216	$413	$539	$880
Net income per common share
Basic	$0.55	$0.99	$1.36	$2.09
Diluted	$0.54	$0.96	$1.34	$2.04
Cash dividends declared per common share	$0.21	$0.18	$0.42	$0.36
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
	(Unaudited)
Net income	$216	$413	$539	$880
Other comprehensive income (loss):
Changes in net unrealized gain on securities	636	(921)	1,158	(713)
Changes in OTTI losses recognized in other comprehensive income	5	1	(3)	(2)
Changes in net gain on cash flow hedging instruments	16	(55)	70	(28)
Changes in foreign currency translation adjustments	(19)	4	(13)	(16)
Changes in pension and other postretirement plan adjustments	8	9	17	19
OCI, net of tax	646	(962)	1,229	(740)
Comprehensive income (loss)	$862	$(549)	$1,768	$140
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $56,722 and $56,965)	$61,241	$59,196
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $0 and $150)	411	503
Equity securities, available-for-sale, at fair value (cost of $772 and $1,135) (includes equity securities, at fair value using the fair value option, of $0 and $282, and variable interest entity assets of $0 and $1)	827	1,121
Mortgage loans (net of allowances for loan losses of $19 and $23)	5,659	5,624
Policy loans, at outstanding balance	1,436	1,447
Limited partnerships and other alternative investments (includes variable interest entity assets of $4 and $2)	2,578	2,874
Other investments	495	120
Short-term investments (includes variable interest entity assets, at fair value, of $3 and $3)	2,497	1,843
Total investments	75,144	72,728
Cash (includes variable interest entity assets, at fair value, of $5 and $10)	461	448
Premiums receivable and agents’ balances, net	3,625	3,537
Reinsurance recoverables, net	23,152	23,189
Deferred policy acquisition costs	1,637	1,816
Deferred income taxes, net	2,562	3,206
Goodwill	498	498
Property and equipment, net	1,005	974
Other assets	1,681	1,829
Separate account assets	117,851	120,123
Total assets	$227,616	$228,348
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$42,173	$41,572
Other policyholder funds and benefits payable	31,389	31,670
Unearned premiums	5,538	5,385
Short-term debt	690	275
Long-term debt	4,634	5,084
Other liabilities (includes variable interest entity liabilities of $5 and $12)	6,782	6,597
Separate account liabilities	117,851	120,123
Total liabilities	$209,057	$210,706
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 490,923,222 shares issued	5	5
Additional paid-in capital	8,897	8,973
Retained earnings	12,923	12,550
Treasury stock, at cost — 103,007,357 and 89,102,038 shares	(4,166)	(3,557)
Accumulated other comprehensive income ("AOCI"), net of tax	900	(329)
Total stockholders’ equity	$18,559	$17,642
Total liabilities and stockholders’ equity	$227,616	$228,348
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Six Months Ended June 30,
(In millions, except for share data)	2016	2015
	(Unaudited)
Common Stock	$5	$5
Additional Paid-in Capital, beginning of period	8,973	9,123
Issuance of shares under incentive and stock compensation plans	(129)	(153)
Stock-based compensation plans expense	39	36
Tax benefit on employee stock options and share-based awards	22	26
Issuance of shares for warrant exercise	(8)	(49)
Additional Paid-in Capital, end of period	8,897	8,983
Retained Earnings, beginning of period	12,550	11,191
Net income	539	880
Dividends declared on common stock	(166)	(150)
Retained Earnings, end of period	12,923	11,921
Treasury Stock, at cost, beginning of period	(3,557)	(2,527)
Treasury stock acquired	(700)	(500)
Issuance of shares under incentive and stock compensation plans	130	161
Net shares acquired related to employee incentive and stock compensation plans	(47)	(53)
Issuance of shares for warrant exercise	8	49
Treasury Stock, at cost, end of period	(4,166)	(2,870)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(329)	928
Total other comprehensive income (loss)	1,229	(740)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	900	188
Total Stockholders’ Equity	$18,559	$18,227
Common Shares Outstanding, beginning of period (in thousands)	401,821	424,416
Treasury stock acquired	(16,222)	(12,117)
Issuance of shares under incentive and stock compensation plans	3,203	4,089
Return of shares under incentive and stock compensation plans to treasury stock	(1,078)	(1,299)
Issuance of shares for warrant exercise	192	1,256
Common Shares Outstanding, at end of period	387,916	416,345
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2016	2015
Operating Activities	(Unaudited)
Net income	$539	$880
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	102	(14)
Amortization of deferred policy acquisition costs	742	778
Additions to deferred policy acquisition costs	(708)	(703)
Depreciation and amortization	184	173
Loss on extinguishment of debt	—	21
Reinsurance gain on disposition	—	(8)
Other operating activities, net	114	32
Change in assets and liabilities:
(Increase) decrease in reinsurance recoverables	62	(36)
(Increase) decrease in deferred and accrued income taxes	(150)	204
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	301	368
Net change in other assets and other liabilities	(370)	(586)
Net cash provided by operating activities	816	1,109
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	11,023	13,325
Fixed maturities, fair value option	85	58
Equity securities, available-for-sale	469	1,043
Mortgage loans	201	308
Partnerships	460	253
Payments for the purchase of:
Fixed maturities, available-for-sale	(10,691)	(14,075)
Fixed maturities, fair value option	(76)	(148)
Equity securities, available-for-sale	(223)	(860)
Mortgage loans	(234)	(464)
Partnerships	(202)	(296)
Net proceeds from (payments for) derivatives	295	(131)
Net increase (decrease) in policy loans	10	(23)
Net additions to property and equipment	(137)	(102)
Net proceeds from (payments for) short-term investments	(666)	1,579
Other investing activities, net	27	1
Net cash provided by investing activities	341	468
Financing Activities
Deposits and other additions to investment and universal life-type contracts	2,182	3,203
Withdrawals and other deductions from investment and universal life-type contracts	(8,070)	(8,724)
Net transfers from separate accounts related to investment and universal life-type contracts	5,486	4,975
Repayments at maturity or settlement of consumer notes	(6)	(13)
Net increase in securities loaned or sold under agreements to repurchase	136	311
Repayment of debt	—	(585)
Net issuance of shares under incentive and stock compensation plans and excess tax benefit	10	18
Treasury stock acquired	(700)	(500)
Dividends paid on common stock	(170)	(153)
Net cash used for financing activities	(1,132)	(1,468)
Foreign exchange rate effect on cash	(12)	(15)
Net increase in cash	13	94
Cash – beginning of period	448	399
Cash – end of period	$461	$493
Supplemental Disclosure of Cash Flow Information
Income tax refunds received (paid)	$(130)	$47
Interest paid	$168	$187
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
On May 18, 2016, the Company announced it had entered into a definitive agreement for its wholly-owned subsidiary, Hartford Funds Management Company, LLC, to purchase Lattice Strategies LLC, an investment management firm and provider of strategic beta exchange traded funds. The transaction, which will not have a material impact on the Company's financial position, results of operations or cashflows, is expected to close in the third quarter of 2016.
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
Future Adoption of New Accounting Standards
Financial Instruments - Credit Losses
In June 2016, the FASB issued updated guidance for recognition and measurement of credit losses on financial instruments. The new guidance will replace the “incurred loss” approach with an “expected loss” model for recognizing credit losses for instruments carried at other than fair value, which will initially result in the recognition of greater allowances for losses. The allowance will be an estimate of credit losses expected over the life of debt instruments, such as mortgage loans, reinsurance recoverables and receivables. Credit losses on available-for-sale (“AFS”) debt securities carried at fair value will continue to be measured as other-than-temporary impairments (“OTTI”) when incurred; however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on AFS securities cannot cause the net carrying value to be below fair value and, therefore, it is possible that increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance will also require purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. The guidance is effective January 1, 2020 through a cumulative-effect adjustment to retained earnings for the change in the allowance for credit losses for debt instruments carried at other than fair value. No allowance will be recognized at adoption for AFS debt securities; rather, their cost basis will be evaluated for an allowance for OTTI prospectively. Early adoption is permitted as of January 1, 2019. The Company has not yet determined the timing for adoption or estimated the effect on the Company’s Condensed Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2016	2015	2016	2015
Earnings
Net income	$216	$413	$539	$880
Shares
Weighted average common shares outstanding, basic	391.8	418.7	395.2	420.6
Dilutive effect of stock compensation plans	3.2	4.4	3.6	5.0
Dilutive effect of warrants	3.6	5.0	3.6	5.3
Weighted average common shares outstanding and dilutive potential common shares	398.6	428.1	402.4	430.9
Net income per common share
Basic	$0.55	$0.99	$1.36	$2.09
Diluted	$0.54	$0.96	$1.34	$2.04
3. Segment Information
The Company currently conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category. The Company's revenues are generated primarily in the United States ("U.S."). Any foreign sourced revenue is immaterial.
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Income (Loss)	2016	2015	2016	2015
Commercial Lines	$240	$259	$468	$499
Personal Lines	(53)	41	(33)	117
Property & Casualty Other Operations	(154)	(111)	(137)	(88)
Group Benefits	55	56	105	108
Mutual Funds	20	22	40	44
Talcott Resolution	104	217	121	328
Corporate	4	(71)	(25)	(128)
Net income	$216	$413	$539	$880

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2016	2015	2016	2015
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$772	$760	$1,527	$1,504
Property	159	160	318	316
Automobile	153	152	310	300
Package business	309	299	612	591
Liability	148	142	291	277
Bond	54	55	107	108
Professional liability	55	55	108	110
Total Commercial Lines	1,650	1,623	3,273	3,206
Personal Lines
Automobile	680	665	1,358	1,320
Homeowners	296	301	593	598
Total Personal Lines [1]	976	966	1,951	1,918
Group Benefits
Group disability	381	374	750	745
Group life	376	376	751	741
Other	51	46	102	90
Total Group Benefits	808	796	1,603	1,576
Mutual Funds
Mutual Fund	147	154	289	303
Talcott	25	30	50	60
Total Mutual Funds	172	184	339	363
Talcott Resolution	259	288	528	573
Corporate	1	3	2	5
Total earned premiums and fee income	3,866	3,860	7,696	7,641
Net investment income	735	796	1,431	1,605
Net realized capital gains (losses)	53	9	(102)	14
Other revenues	23	20	43	42
Total revenues	$4,677	$4,685	$9,068	$9,302

[1]
For the three months ended June 30, 2016 and 2015, AARP members accounted for earned premiums of $817 and $785, respectively. For the six months ended June 30, 2016 and 2015, AARP member accounted for earned premiums of $1.6 billion.

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

	June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,777	$—	$2,736	$41
Collateralized debt obligations ("CDOs")	2,867	—	2,389	478
Commercial mortgage-backed securities ("CMBS")	5,195	—	5,116	79
Corporate	27,158	—	26,022	1,136
Foreign government/government agencies	1,188	—	1,116	72
Municipal	12,611	—	12,521	90
Residential mortgage-backed securities ("RMBS")	4,826	—	2,953	1,873
U.S. Treasuries	4,619	509	4,110	—
Total fixed maturities	61,241	509	56,963	3,769
Fixed maturities, FVO	411	—	405	6
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	827	564	166	97
Derivative assets
Credit derivatives	29	—	29	—
Foreign exchange derivatives	27	—	27	—
Interest rate derivatives	115	—	115	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	85	—	(2)	87
Macro hedge program	49	—	—	49
Other derivative contracts	4	—	—	4
Total derivative assets [2]	309	—	169	140
Short-term investments	2,497	457	2,040	—
Limited partnerships and other alternative investments [3]	5	—	—	—
Reinsurance recoverable for GMWB	106	—	—	106
Modified coinsurance reinsurance contracts	32	—	32	—
Separate account assets [4]	114,607	73,805	39,605	171
Total assets accounted for at fair value on a recurring basis	$180,046	$75,346	$99,380	$4,289
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(412)	$—	$—	$(412)
Equity linked notes	(28)	—	—	(28)
Total other policyholder funds and benefits payable	(440)	—	—	(440)
Derivative liabilities
Credit derivatives	(36)	—	(36)	—
Equity derivatives	28	—	27	1
Foreign exchange derivatives	(281)	—	(281)	—
Interest rate derivatives	(919)	—	(887)	(32)
GMWB hedging instruments	118	—	40	78
Macro hedge program	98	—	6	92
Total derivative liabilities [5]	(992)	—	(1,131)	139
Total liabilities accounted for at fair value on a recurring basis	$(1,432)	$—	$(1,131)	$(301)

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

[3]
Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. The fair value is estimated using the net asset value per unit as a practical expedient and is excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the retrospective adoption of ASU 2015-07, Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), on January 1, 2016.

[4]
Approximately $3.2 billion and $1.8 billion of investment sales receivable, as of June 30, 2016, and December 31, 2015, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $1.0 billion and $1.2 billion of investments, as of June 30, 2016 and December 31, 2015, for which the fair value is estimated using the net asset value per unit as a practical expedient and which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the retrospective adoption of ASU 2015-07, Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), on January 1, 2016.

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
Derivative Instruments, including Embedded Derivatives within Investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2016 and December 31, 2015, 95% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models, including discounted cash flow models and option-pricing models that utilize present value techniques, or quoted market prices. The remaining derivatives were priced by broker quotations.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Limited Partnerships and Other Alternative Investments
The portion of limited partnerships and other alternative investments recorded at fair value represents hedge funds for which investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. Fair value is determined for these funds using the NAV, as a practical expedient, calculated on a monthly basis, and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time, 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed and 6) redemptions not allowed. The Company regularly assesses impediments to redemption and current market conditions that will restrict the redemption at the end of the notice periods. During 2016, the Company began liquidating this hedge fund of funds and expects to be fully liquidated by the second half of the year. As a result, as of June 30, 2016, there was one remaining fund in which redemptions are not allowed. As of December 31, 2015, 9% of the value of the investments was subject to significant liquidity restrictions due to lock-up or gating provisions and 3% of the value of the investments had no redemptions allowed.
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

Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $67 and $808, for the three and six months ended June 30, 2016 and $417 and $524 for the three and six months ended June 30, 2015, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three and six months ended June 30, 2016 and 2015, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three and six months ended June 30, 2016 and 2015, for the transfers into and out of Level 3.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Value
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value. The tables exclude ABS, CRE CDOs, certain CMBS, corporate and municipal securities as well as index options for which fair values are based on broker quotations.

Securities	Unobservable Inputs
	As of June 30, 2016
Assets Accounted for at Fair Value on a Recurring Basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS [3]	$58	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	10 bps	1,275 bps	344 bps	Decrease
Corporate [3]	590	Discounted cash flows	Spread	158 bps	1,750 bps	401 bps	Decrease
Municipal [3]	72	Discounted cash flows	Spread	223 bps	283 bps	245 bps	Decrease
RMBS	1,873	Discounted cash flows	Spread	54 bps	1,896 bps	212 bps	Decrease
			Constant prepayment rate	—%	20%	3%	Decrease [4]
			Constant default rate	1%	11%	6%	Decrease
			Loss severity	—%	100%	79%	Decrease
	As of December 31, 2015
CMBS [3]	$122	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	31 bps	1,505 bps	266 bps	Decrease
Corporate [3]	339	Discounted cash flows	Spread	63 bps	800 bps	306 bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	193 bps	193 bps	193 bps	Decrease
RMBS	1,622	Discounted cash flows	Spread	30 bps	1,696 bps	178 bps	Decrease
			Constant prepayment rate	—%	20%	2%	Decrease [4]
			Constant default rate	1%	10%	6%	Decrease
			Loss severity	—%	100%	78%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company bases fair value on broker quotations as noted in the following discussion.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Freestanding Derivatives	Unobservable Inputs
	As of June 30, 2016
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	$(34)	Discounted cash flows	Swap curve beyond 30 years	2%	2%	Decrease
Interest rate swaptions [2]	2	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity variance swaps	(34)	Option model	Equity volatility	22%	24%	Increase
Equity options	33	Option model	Equity volatility	27%	30%	Increase
Customized swaps	166	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program [3]
Equity options	175	Option model	Equity volatility	12%	28%	Increase
	As of December 31, 2015
Interest rate derivative
Interest rate swaps	$(30)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions [2]	8	Option model	Interest rate volatility	1%	2%	Increase
GMWB hedging instruments
Equity variance swaps	(31)	Option model	Equity volatility	19%	21%	Increase
Equity options	35	Option model	Equity volatility	27%	29%	Increase
Customized swaps	131	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program [3]
Equity options	179	Option model	Equity volatility	14%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	The swaptions presented are purchased options that have the right to enter into a pay-fixed swap.

[3]	Excludes derivatives for which the Company bases fair value on broker quotations as noted in the following discussion.
Securities and derivatives for which the Company bases fair value on broker quotations include ABS, CDOs, CMBS, corporate, and index options. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and six months ended June 30, 2016, no significant adjustments were made by the Company to broker prices received.
Product Derivatives
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced to the specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. GMWB payments that are not life-contingent represent an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability, excluding life-contingent benefits, is carried at fair value and reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets. The notional value of the embedded derivative is the GRB.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”) as determined at contract issuance. All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract and are reported in fee income.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

The Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities on a daily basis. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions as we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s annual comprehensive study in the fourth quarter of each year to refine the estimate of future gross profits.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations, or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized losses of $(3) and $(2), for the three months ended June 30, 2016 and 2015, respectively and $(1) and $(2) for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015 the credit standing adjustment was $(1) and $0, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder assumption updates related to the behavior risk margin for the three and six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015 the behavior risk margin was $43 and $45.
In addition to the non-market-based update described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of approximately $17 and $1, for the three months ended June 30, 2016 and 2015, respectively and $13 and $11 for the six months ended June 30, 2016 and 2015, respectively.
The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the GMWB embedded derivative and the GMWB reinsurance derivative.

	As of June 30, 2016
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
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 35% and 28% were subject to significant liquidation restrictions due to lock-up or gating provisions as of June 30, 2016 and December 31, 2015, respectively. Limited partnerships where redemptions are not allowed consisted of 9% and 4% as of June 30, 2016 and December 31, 2015, respectively. Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS, and commercial mortgage loans.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three and six months ended June 30, 2016 and 2015, for the financial instruments classified as Level 3.
For the three months ended June 30, 2016

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2016	$32	$542	$134	$834	$76	$50	$1,886	$3,554	$14
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	—	(1)	1	—	—	(1)	1
Included in OCI [3]	—	(2)	5	19	4	4	10	40	—
Purchases	—	—	10	37	1	20	97	165	1
Settlements	(4)	(61)	(9)	(50)	(1)	—	(101)	(226)	(1)
Sales	—	—	(3)	(66)	(9)	—	—	(78)	(3)
Transfers into Level 3 [4]	13	—	1	455	—	16	3	488	—
Transfers out of Level 3 [4]	—	—	(59)	(92)	—	—	(22)	(173)	(6)
Fair value as of June 30, 2016	$41	$478	$79	$1,136	$72	$90	$1,873	$3,769	$6
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$—	$—	$—	$(1)	$—	$—	$—	$(1)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2016	$92	$5	$(28)	$144	$145	$5	$271
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	(4)	(4)	15	(4)	(1)	2
Included in OCI [3]	5	—	—	—	—	—	—
Purchases	2	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Sales	(3)	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	6	—	—	6
Fair value as of June 30, 2016	$97	$1	$(32)	$165	$141	$4	$279
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$—	$(4)	$(4)	$15	$(4)	$(1)	$2

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of March 31, 2016	$99	$154
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	3	—
Included in OCI [3]	—	3
Purchases	—	22
Settlements	4	(3)
Sales	—	(6)
Transfers into Level 3 [4]	—	3
Transfers out of Level 3 [4]	—	(2)
Fair value as of June 30, 2016	$106	$171
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$3	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable
Fair value as of March 31, 2016	$(361)	$(25)	$(386)
Total realized/unrealized gains (losses)			$—
Included in net income [1] [2] [6]	(35)	(3)	$(38)
Settlements	(16)	—	$(16)
Fair value as of June 30, 2016	$(412)	$(28)	$(440)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$(35)	$(3)	$(38)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

For the six months ended June 30, 2016

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2016	$37	$541	$150	$854	$60	$49	$1,622	$3,313	$16
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	(1)	(14)	1	—	—	(15)	(1)
Included in OCI [3]	—	(2)	(3)	12	9	5	(4)	17	—
Purchases	—	—	50	67	15	20	430	582	6
Settlements	(7)	(60)	(18)	(55)	(2)	—	(158)	(300)	(2)
Sales	—	—	(3)	(91)	(11)	—	—	(105)	(3)
Transfers into Level 3 [4]	18	—	1	513	—	16	5	553	—
Transfers out of Level 3 [4]	(7)	—	(97)	(150)	—	—	(22)	(276)	(10)
Fair value as of June 30, 2016	$41	$478	$79	$1,136	$72	$90	$1,873	$3,769	$6
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$—	$—	$(1)	$(1)	$—	$—	$—	$(2)	$(1)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2016	$93	$—	$(22)	$135	$147	$7	$267
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(15)	(10)	24	(4)	(3)	(8)
Included in OCI [3]	7	—	—	—	—	—	—
Purchases	2	16	—	—	—	—	16
Settlements	—	—	—	—	(2)	—	(2)
Sales	(5)	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	6	—	—	6
Fair value as of June 30, 2016	$97	$1	$(32)	$165	$141	$4	$279
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$—	$(15)	$(10)	$24	$(4)	$(3)	$(8)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2016	$83	$139
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	16	—
Included in OCI [3]	—	7
Purchases	—	61
Settlements	7	(9)
Sales	—	(16)
Transfers into Level 3 [4]	—	6
Transfers out of Level 3 [4]	—	(17)
Fair value as of June 30, 2016	$106	$171
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$16	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable
Fair value as of January 1, 2016	$(262)	$(26)	$(288)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(117)	(2)	$(119)
Settlements	(33)	—	$(33)
Fair value as of June 30, 2016	$(412)	$(28)	$(440)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$(117)	$(2)	$(119)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

For the three months ended June 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2015	$161	$584	$268	$1,112	$48	$64	$1,463	$3,700	$85
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	(2)	2	—	—	1	(1)	1	(2)
Included in OCI [3]	(2)	(2)	—	(14)	(4)	(3)	1	(24)	—
Purchases	28	—	18	18	7	—	135	206	7
Settlements	(3)	(16)	(25)	(30)	(1)	(13)	(47)	(135)	—
Sales	(13)	—	(6)	(26)	(10)	—	(54)	(109)	(3)
Transfers into Level 3 [4]	—	—	—	12	—	—	43	55	—
Transfers out of Level 3 [4]	(119)	—	(43)	(141)	—	—	—	(303)	(1)
Fair value as of June 30, 2015	$53	$564	$214	$931	$40	$49	$1,540	$3,391	$86
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$1	$(2)	$(1)	$1	$—	$—	$—	$(1)	$(3)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of March 31, 2015	$102	$(11)	$—	$8	$(18)	$159	$187	$11	$336
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	11	(6)	(7)	(5)	9	(34)	(22)	(2)	(67)
Included in OCI [3]	(1)	—	—	—	—	—	—	—	—
Purchases	4	(6)	—	—	—	—	—	—	(6)
Settlements	—	—	—	—	(5)	—	—	—	(5)
Sales	(14)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	10	—	—	—	—	—	10
Transfers out of Level 3 [4]	(5)	23	—	—	—	—	—	—	23
Fair value as of June 30, 2015	$97	$—	$3	$3	$(14)	$125	$165	$9	$291
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$—	$(3)	$(8)	$—	$7	$(32)	$(18)	$(3)	$(57)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of March 31, 2015	$65	$137
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(20)	—
Included in OCI [3]	—	(1)
Purchases	—	222
Settlements	5	(5)
Sales	—	(19)
Transfers into Level 3 [4]	—	5
Transfers out of Level 3 [4]	—	(53)
Fair value as of June 30, 2015	$50	$286
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$(20)	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of March 31, 2015	$(176)	$(26)	$(202)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	78	—	$78	—
Settlements	(14)	—	$(14)	—
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$78	$—	$78	$—
For the six months ended June 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2015	$122	$623	$284	$1,040	$59	$66	$1,281	$3,475	$92
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	(4)	1	(4)	—	1	(2)	(7)	(7)
Included in OCI [3]	(2)	17	(3)	(42)	(3)	(5)	—	(38)	—
Purchases	71	—	39	23	12	—	445	590	19
Settlements	(4)	(25)	(38)	(29)	(2)	(13)	(93)	(204)	—
Sales	(13)	—	(6)	(33)	(26)	—	(85)	(163)	(7)
Transfers into Level 3 [4]	1	—	5	151	—	—	47	204	—
Transfers out of Level 3 [4]	(123)	(47)	(68)	(175)	—	—	(53)	(466)	(11)
Fair value as of June 30, 2015	$53	$564	$214	$931	$40	$49	$1,540	$3,391	$86
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$1	$(4)	$(1)	$(1)	$—	$—	$—	$(5)	$(5)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2015	$98	$(9)	$—	$6	$(7)	$170	$141	$12	$313
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	12	(1)	(7)	12	(2)	(25)	(23)	(3)	(49)
Included in OCI [3]	(4)	—	—	—	—	—	—	—	—
Purchases	12	(13)	—	—	—	—	47	—	34
Settlements	—	—	—	(15)	(5)	(20)	—	—	(40)
Sales	(16)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	10	—	—	—	—	—	10
Transfers out of Level 3 [4]	(5)	23	—	—	—	—	—	—	23
Fair value as of June 30, 2015	$97	$—	$3	$3	$(14)	$125	$165	$9	$291
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$1	$2	$(8)	$3	$(12)	$(16)	$(15)	$(4)	$(50)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2015	$56	$112
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(15)	1
Included in OCI [3]	—	(1)
Purchases	—	260
Settlements	9	(10)
Sales	—	(25)
Transfers into Level 3 [4]	—	6
Transfers out of Level 3 [4]	—	(57)
Fair value as of June 30, 2015	$50	$286
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$(15)	$1

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	59	—	$59	—
Settlements	(32)	—	(32)	—
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$59	$—	$59	$—

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
The Company also elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. As of June 30, 2016, the Company no longer holds these investments. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Assets
Fixed maturities, FVO
Corporate	$—	$(3)	$—	$(3)
CDOs	—	—	—	1
Foreign government	—	(1)	(1)	(1)
RMBS	4	(1)	5	—
Total fixed maturities, FVO	$4	$(5)	$4	$(3)
Equity, FVO	—	1	(34)	3
Total realized capital gains (losses)	$4	$(4)	$(30)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	June 30, 2016	December 31, 2015
Assets
Fixed maturities, FVO
ABS	$6	$13
CDOs	4	6
CMBS	8	24
Corporate	35	87
Foreign government	—	2
U.S government	2	3
RMBS	356	368
Total fixed maturities, FVO	$411	$503
Equity, FVO [1]	$—	$282

[1]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of June 30, 2016.
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value.

		June 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,436	$1,436	$1,447	$1,447
Mortgage loans	Level 3	5,659	6,000	5,624	5,736
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,492	$6,787	$6,706	$6,898
Senior notes [2]	Level 2	4,241	4,942	4,259	4,811
Junior subordinated debentures [2]	Level 2	1,083	1,292	1,100	1,304
Consumer notes [3]	Level 3	32	32	38	38
Assumed investment contracts [3]	Level 3	738	795	619	682

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2016	2015	2016	2015
Gross gains on sales	$124	$121	$214	$318
Gross losses on sales	(25)	(112)	(133)	(260)
Net OTTI losses recognized in earnings	(7)	(11)	(30)	(23)
Valuation allowances on mortgage loans	—	—	—	(3)
Periodic net coupon settlements on credit derivatives	—	4	—	5
Results of variable annuity hedge program
GMWB derivatives, net	3	(4)	(14)	(3)
Macro hedge program	(20)	(23)	(34)	(27)
Total results of variable annuity hedge program	(17)	(27)	(48)	(30)
Other, net [1]	(22)	34	(105)	7
Net realized capital gains (losses)	$53	$9	$(102)	$14

[1]
Primarily consists of changes in the value of non-qualifying derivatives and transactional foreign currency revaluation gains (losses). For the three months ended June 30, 2016 and 2015, transactional foreign currency revaluation gains (losses) were $(87) and $16, respectively, and related to yen denominated fixed payout annuity liabilities as well as the change in equity of a P&C runoff entity in the United Kingdom, which were largely offset by gains (losses) of $79 and $(17), respectively, on derivative instruments used to hedge the foreign currency exposure. For the six months ended June 30, 2016 and 2015, the transactional foreign currency revaluation gains (losses) were $(131) and $16, respectively, which were largely offset by gains (losses) of $121 and $(31), respectively, on the related hedging instruments.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $92 and $51, respectively, for the three and six months ended June 30, 2016, and $6 and $43 for the three and six months ended June 30, 2015, respectively. Proceeds from sales of AFS securities totaled $4.1 billion and $9.0 billion, respectively, for the three and six months ended June 30, 2016, and $5.6 billion and $11.8 billion for three and six months ended June 30, 2015, respectively.
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
The following table presents the Company's impairments by impairment type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Credit impairments	$5	$1	$23	$4
Intent-to-sell impairments	1	8	3	17
Impairments on equity securities	1	—	4	—
Other impairments	—	2	—	2
Total impairments	$7	$11	$30	$23
The following table presents a roll-forward of the Company’s cumulative credit impairments on fixed maturities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2016	2015	2016	2015
Balance as of beginning of period	$(336)	$(412)	$(324)	$(424)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(4)	—	(21)	(3)
Securities previously impaired	(1)	(1)	(2)	(1)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	35	6	36	10
Securities the Company made the decision to sell or more likely than not will be required to sell	—	—	—	2
Securities due to an increase in expected cash flows	13	19	18	28
Balance as of end of period	$(293)	$(388)	$(293)	$(388)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,782	$36	$(41)	$2,777	$—	$2,520	$24	$(45)	$2,499	$—
CDOs [2]	2,829	63	(26)	2,867	—	2,989	75	(23)	3,038	—
CMBS	5,014	213	(32)	5,195	(7)	4,668	105	(56)	4,717	(8)
Corporate	25,010	2,281	(133)	27,158	(9)	25,876	1,342	(416)	26,802	(3)
Foreign govt./govt. agencies	1,116	78	(6)	1,188	—	1,321	34	(47)	1,308	—
Municipal	11,206	1,408	(3)	12,611	—	11,124	1,008	(11)	12,121	—
RMBS	4,723	123	(20)	4,826	—	3,986	82	(22)	4,046	—
U.S. Treasuries	4,042	577	—	4,619	—	4,481	222	(38)	4,665	—
Total fixed maturities, AFS	$56,722	$4,779	$(261)	$61,241	$(16)	$56,965	$2,892	$(658)	$59,196	$(11)
Equity securities, AFS [3]	772	79	(24)	827	—	842	38	(41)	839	—
Total AFS securities	$57,494	$4,858	$(285)	$62,068	$(16)	$57,807	$2,930	$(699)	$60,035	$(11)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2016, and December 31, 2015.

[2]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excluded equity securities, FVO, with a cost and fair value of $293 and $282 as of December 31, 2015. The Company held no equity securities, FVO as of June 30, 2016.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2016		December 31, 2015
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,030	$2,048	$2,373	$2,405
Over one year through five years	10,116	10,575	10,929	11,200
Over five years through ten years	9,292	9,866	9,322	9,497
Over ten years	19,936	23,087	20,178	21,794
Subtotal	41,374	45,576	42,802	44,896
Mortgage-backed and asset-backed securities	15,348	15,665	14,163	14,300
Total fixed maturities, AFS	$56,722	$61,241	$56,965	$59,196
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of June 30, 2016, or December 31, 2015.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	June 30, 2016
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$758	$755	$(3)	$427	$389	$(38)	$1,185	$1,144	$(41)
CDOs [1]	1,006	997	(10)	1,262	1,246	(16)	2,268	2,243	(26)
CMBS	548	536	(12)	413	393	(20)	961	929	(32)
Corporate	1,742	1,685	(57)	1,008	932	(76)	2,750	2,617	(133)
Foreign govt./govt. agencies	57	55	(2)	129	125	(4)	186	180	(6)
Municipal	97	95	(2)	21	20	(1)	118	115	(3)
RMBS	587	583	(4)	709	693	(16)	1,296	1,276	(20)
U.S. Treasuries	2	2	—	—	—	—	2	2	—
Total fixed maturities, AFS	$4,797	$4,708	$(90)	$3,969	$3,798	$(171)	$8,766	$8,506	$(261)
Equity securities, AFS [2]	201	184	(17)	71	64	(7)	272	248	(24)
Total securities in an unrealized loss position	$4,998	$4,892	$(107)	$4,040	$3,862	$(178)	$9,038	$8,754	$(285)

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$1,619	$1,609	$(10)	$357	$322	$(35)	$1,976	$1,931	$(45)
CDOs [1]	1,164	1,154	(10)	1,243	1,227	(13)	2,407	2,381	(23)
CMBS	1,726	1,681	(45)	189	178	(11)	1,915	1,859	(56)
Corporate	9,206	8,866	(340)	656	580	(76)	9,862	9,446	(416)
Foreign govt./govt. agencies	679	646	(33)	124	110	(14)	803	756	(47)
Municipal	440	430	(10)	18	17	(1)	458	447	(11)
RMBS	1,349	1,340	(9)	415	402	(13)	1,764	1,742	(22)
U.S. Treasuries	2,432	2,394	(38)	8	8	—	2,440	2,402	(38)
Total fixed maturities, AFS	$18,615	$18,120	$(495)	$3,010	$2,844	$(163)	$21,625	$20,964	$(658)
Equity securities, AFS [2]	480	449	(31)	62	52	(10)	542	501	(41)
Total securities in an unrealized loss position	$19,095	$18,569	$(526)	$3,072	$2,896	$(173)	$22,167	$21,465	$(699)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivatives within certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of June 30, 2016, and December 31, 2015, excludes equity securities, FVO which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets.
As of June 30, 2016, AFS securities in an unrealized loss position, consisted of 2,917 securities, primarily in the corporate sector, which were depressed primarily due to widening of credit spreads since the securities were purchased. As of June 30, 2016, 89% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the first half of 2016 was primarily attributable to a decline in interest rates, as well as tighter credit spreads.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to corporate securities concentrated in the financial services and energy sectors, structured securities with exposure to commercial and residential real estate, and student loan ABS. Corporate financial services securities and student loan ABS were primarily depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. Corporate securities within the energy sector were primarily depressed due to a decline in oil and gas prices. For certain commercial and residential real estate securities, current market spreads are wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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

	June 30, 2016			December 31, 2015
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$5,678	$(19)	$5,659	$5,647	$(23)	$5,624

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of June 30, 2016, and December 31, 2015, the carrying value of mortgage loans associated with the valuation allowance was $31 and $82, respectively. There were no mortgage loans held-for-sale as of June 30, 2016, or December 31, 2015. As of June 30, 2016, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2016	2015
Balance, as of January 1	$(23)	$(18)
(Additions)/Reversals	—	(3)
Deductions	4	—
Balance, as of June 30	$(19)	$(21)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 55% as of June 30, 2016, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.62x as of June 30, 2016. As of June 30, 2016, the Company held one delinquent commercial mortgage loan, past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income. As of December 31, 2015, the Company held two delinquent commercial mortgage loans, past due by 90 days or more. The loans had a total carrying value and valuation allowance of $17 and $20, respectively, and were not accruing income
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	June 30, 2016		December 31, 2015
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$122	1.16x	$24	0.81x
65% - 80%	602	2.08x	623	1.82x
Less than 65%	4,935	2.74x	4,977	2.75x
Total commercial mortgage loans	$5,659	2.62x	$5,624	2.63x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$315	5.6%	$289	5.1%
East South Central	14	0.2%	14	0.2%
Middle Atlantic	408	7.2%	384	6.8%
Mountain	35	0.6%	32	0.6%
New England	445	7.9%	446	7.9%
Pacific	1,635	28.9%	1,669	29.7%
South Atlantic	1,179	20.8%	1,174	20.9%
West North Central	29	0.5%	29	0.5%
West South Central	338	6.0%	318	5.7%
Other [1]	1,261	22.3%	1,269	22.6%
Total mortgage loans	$5,659	100.0%	$5,624	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Mortgage Loans by Property Type
	June 30, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$16	0.3%	$26	0.5%
Industrial	1,440	25.4%	1,422	25.3%
Lodging	25	0.4%	26	0.5%
Multifamily	1,378	24.4%	1,345	23.9%
Office	1,504	26.6%	1,547	27.5%
Retail	1,089	19.2%	1,109	19.7%
Other	207	3.7%	149	2.6%
Total mortgage loans	$5,659	100.0%	$5,624	100.0%
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees over the period that services are performed in fee income. As of June 30, 2016, the Company serviced commercial mortgage loans under this program with a total outstanding principal of $545, of which $178 was serviced on behalf of third parties and $367 was retained and reported on the Company’s Condensed Consolidated Balance Sheets, including $89 in separate account assets. As of December 31, 2015, the Company serviced commercial mortgage loans under this program with a total outstanding principal of $359, of which $129 was serviced on behalf of third parties and $230 was retained and reported on the Company’s Condensed Consolidated Balance Sheets, including $54 in separate account assets. Servicing rights are carried at the lower of cost or fair value and were zero as of June 30, 2016 and December 31, 2015, because servicing fees were market-level fees at origination and remain adequate to compensate the Company to administer the servicing.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

	June 30, 2016			December 31, 2015
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDO [3]	$5	$5	$—	$5	$5	$—
Investment funds [4]	—	—	—	159	7	151
Limited partnerships and other alternative investments [5]	7	—	7	2	—	2
Total	$12	$5	$7	$166	$12	$153

[1]	Included in other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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
Effective January 1, 2016, the Company adopted new consolidation guidance which resulted in a hedge fund of funds that is part of limited partnerships and other alternative investments and which was previously consolidated as a voting interest entity, to be consolidated instead as a VIE. This hedge fund of funds limited partnership is considered a VIE under the updated guidance and the Company has determined it is the primary beneficiary and will continue to consolidate the VIE. As of June 30, 2016, this limited partnership has outstanding commitments totaling $20, which may be called by the underlying partnerships during the commitment period to fund the purchase of new investments. For further information on the adoption, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Also as a result of the adoption, the Company determined that three investment funds, that were previously identified as consolidated VIEs and for which the Company has management and control of the investments, are voting interest entities under the new consolidation guidance. The Company still owns a majority interest in one investment fund that is still consolidated on the Company's Condensed Consolidated Financial Statements; however, as of June 30, 2016, this fund is not included as VIE in the table above. The remaining two investment funds previously identified as consolidated VIEs were disposed of during the first six months of the year. CDO represents a structured investment vehicle for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the security issued by this vehicle.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. Upon the adoption of the new consolidation guidance, discussed above, these investments are now considered VIEs. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2016 and December 31, 2015 is limited to the total carrying value of $1.8 billion and $1.5 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, the Company has outstanding commitments totaling $1.1 billion and $692, respectively, which is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments and Derivatives of Notes to Consolidated Financial Statements included in the Company’s 2015 Form 10-K Annual Report.
In addition, the Company also makes passive investments in structured securities issued by VIEs for which the Company is not the manager and, therefore, does not consolidate. These investments are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

The Company also holds a significant variable interest in a VIE for which it is not the primary beneficiary. This VIE represents a contingent capital facility ("facility") that has been held by the Company since February 2007 and for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the contingent capital facility were $4 and $6, respectively, as of June 30, 2016, and $7 and $8, respectively, as of December 31, 2015. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of June 30, 2016, and December 31, 2015, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. As such, the Company does not consolidate its variable interest in the facility. For further information on the facility, see Note 11 - Debt of Notes to Consolidated Financial Statements included in The Hartford’s 2015 Form 10-K Annual Report.
Securities Lending, Repurchase Agreements, and Similar Transactions and Other Collateral Transactions
The Company participates in securities lending programs to generate additional income. Through these programs, certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities are loaned from the Company’s portfolio to qualifying third-party borrowers in return for collateral in the form of cash or securities. Borrowers of these securities provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan for domestic and non-domestic securities, respectively. The borrower will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default, and is not reflected on the Company’s consolidated balance sheets. The fair value of the loaned securities is monitored and additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities transferred. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the consolidated balance sheets. Income associated with securities lending transactions is reported as a component of net investment income on the Company’s consolidated statements of operations. As of June 30, 2016, the fair value of securities on loan and the associated liability for cash collateral received was $151 and $153, respectively. As of December 31, 2015, the fair value of securities on loan and the associated liability for cash collateral received was $67 and $68, respectively.
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
As of June 30, 2016, the Company reported in fixed maturities, AFS on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $495. The Company reported a corresponding obligation to repurchase the pledged securities of $490 in other liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the Company reported financial collateral pledged relating to repurchase agreements $440 in fixed maturities, AFS and $5 in cash. The Company reported a corresponding obligation to repurchase the pledged securities of $445 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of June 30, 2016 or December 31, 2015.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of June 30, 2016, and December 31, 2015, the fair value of securities on deposit was approximately $2.7 billion and $2.5 billion, respectively.
As of June 30, 2016, and December 31, 2015, the Company has pledged as collateral $17 and $35, respectively, of U.S. government securities and government agency securities or cash for letters of credit.

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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions, and Futures
The Company uses interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2016, and December 31, 2015, the notional amount of interest rate swaps in offsetting relationships was $12.4 billion and $12.9 billion, respectively.
Foreign Currency Swaps and Forwards
Foreign currency forwards are used to hedge currency impacts on changes in equity of a P&C runoff entity in the United Kingdom. The Company also enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. During 2015, the Company also entered into foreign currency forwards to hedge non-U.S. dollar denominated cash and equity securities, which matured in January 2016.
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
Equity Index Swaps and Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. During 2015, the Company entered into a total return swap to hedge equity risk of specific common stock investments which were accounted for using the fair value option in order to align the accounting treatment within net realized capital gains (losses). The swap matured in January 2016 and the specific common stock investments were sold at that time. In addition, the Company formerly offered certain equity indexed products that remain in force, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

	Notional Amount		Fair Value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Customized swaps	$5,421	$5,877	$166	$131
Equity swaps, options, and futures	1,395	1,362	—	2
Interest rate swaps and futures	3,716	3,740	37	25
Total	$10,532	$10,979	$203	$158
Macro Hedge Program
The Company utilizes equity swaps, options, futures, and forwards to provide partial protection against the statutory tail scenario risk arising from GMWB and guaranteed minimum death benefit ("GMDB") liabilities on the Company's statutory surplus. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Equity swaps, options, futures, and forwards	$4,699	$4,548	$147	$147
Total	$4,699	$4,548	$147	$147

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
Modified Coinsurance Reinsurance Contracts
As of June 30, 2016, and December 31, 2015, the Company had approximately $928 and $895, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amount of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related net fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset within total assets or total liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset within total assets or total liabilities based upon the net of the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements was $1.4 billion and $1.1 billion, respectively, as of June 30, 2016, and December 31, 2015. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun. 30, 2016	Dec. 31, 2015	Jun. 30, 2016	Dec. 31, 2015	Jun. 30, 2016	Dec. 31, 2015	Jun. 30, 2016	Dec. 31, 2015
Cash flow hedges
Interest rate swaps	$3,433	$3,527	$115	$17	$115	$50	$—	$(33)
Foreign currency swaps	143	143	(19)	(19)	9	7	(28)	(26)
Total cash flow hedges	3,576	3,670	96	(2)	124	57	(28)	(59)
Fair value hedges
Interest rate swaps	23	23	—	—	—	—	—	—
Total fair value hedges	23	23	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, and futures	13,156	14,290	(919)	(814)	606	297	(1,525)	(1,111)
Foreign exchange contracts
Foreign currency swaps and forwards	356	653	26	17	26	17	—	—
Fixed payout annuity hedge	1,063	1,063	(261)	(357)	—	—	(261)	(357)
Credit contracts
Credit derivatives that purchase credit protection	227	423	(5)	18	1	22	(6)	(4)
Credit derivatives that assume credit risk [1]	1,842	2,458	—	(13)	13	9	(13)	(22)
Credit derivatives in offsetting positions	3,905	4,059	(2)	(2)	46	40	(48)	(42)
Equity contracts
Equity index swaps and options	1,441	419	1	15	30	41	(29)	(26)
Variable annuity hedge program
GMWB product derivatives [2]	14,072	15,099	(412)	(262)	—	—	(412)	(262)
GMWB reinsurance contracts	2,905	3,106	106	83	106	83	—	—
GMWB hedging instruments	10,532	10,979	203	158	360	264	(157)	(106)
Macro hedge program	4,699	4,548	147	147	185	179	(38)	(32)
Other
Contingent capital facility put option	500	500	4	7	4	7	—	—
Modified coinsurance reinsurance contracts	928	895	32	79	32	79	—	—
Total non-qualifying strategies	55,626	58,492	(1,080)	(924)	1,409	1,038	(2,489)	(1,962)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$59,225	$62,185	$(984)	$(926)	$1,533	$1,095	$(2,517)	$(2,021)
Balance Sheet Location
Fixed maturities, available-for-sale	$388	$425	$1	$(3)	$1	$—	$—	$(3)
Other investments	8,882	23,253	309	1	364	409	(55)	(408)
Other liabilities	32,001	19,358	(992)	(798)	1,030	524	(2,022)	(1,322)
Reinsurance recoverables	3,832	4,000	138	162	138	162	—	—
Other policyholder funds and benefits payable	14,122	15,149	(440)	(288)	—	—	(440)	(288)
Total derivatives	$59,225	$62,185	$(984)	$(926)	$1,533	$1,095	$(2,517)	$(2,021)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

•	The decline in notional amount related to non-qualifying interest rate derivatives was primarily driven by the termination of interest rate swaps that were used for the purpose of managing duration.

•
The decline in notional amount related to the termination of credit derivatives that assume credit risk as a result of re-balancing within certain fixed maturity sectors. The terminated positions related to replication transactions that pair credit derivatives with high quality liquid securities to earn a higher credit spread.

•
The increase in notional amount related to equity derivatives primarily resulted from purchases of equity index options which are hedging against the potential for a decline in the equity market on the investment portfolio.

Change in Fair Value
The net decline in the total fair value of derivative instruments since December 31, 2015, was primarily related to the following:

•
The decrease in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by an increase in the equity markets.

•
The increase in fair value associated with qualifying cash flow hedge interest rate swaps was due to a decline in interest rates and the decrease in fair value related to non-qualifying interest rate swaps was due to the termination of offsetting swaps that were in a net gain position.

•
The increase in fair value associated with the fixed payout annuity hedges was primarily driven by an appreciation of the Japanese yen in comparison to the U.S. dollar, slightly offset by a decline in U.S. interest rates.

•
The decrease in the fair value associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in interest rates and credit spread tightening.

Offsetting of Derivative Assets (Liabilities)
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
As of June 30, 2016

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,394	$1,139	$309	$(54)	$190	$65

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,077)	$(1,090)	$(992)	$5	$(951)	$(36)

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
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Interest rate swaps	$40	$(71)	$146	$(15)	$—	$—	$—	$—
Foreign currency swaps	—	6	1	(1)	—	—	—	—
Total	$40	$(65)	$147	$(16)	$—	$—	$—	$—

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2016	2015	2016	2015
Interest rate swaps	Net realized capital gains	$2	$2	$7	$3
Interest rate swaps	Net investment income	15	16	30	32
Foreign currency swaps	Net realized capital gains (losses)	(2)	3	2	(7)
Total		$15	$21	$39	$28

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

As of June 30, 2016, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $56. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately two years.
During the three and six months ended June 30, 2016, and June 30, 2015, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For the three and six months ended June 30, 2016 and 2015, the Company recognized in income losses of less than $1, respectively, representing the ineffective portion of fair value hedges for the derivative instrument and the hedged item.
Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest rate contracts
Interest rate swaps, swaptions, and futures	$4	$7	$(20)	$(5)
Foreign exchange contracts
Foreign currency swaps and forwards [1]	22	1	25	8
Fixed payout annuity hedge [2]	60	(17)	96	(31)
Credit contracts
Credit derivatives that purchase credit protection	(2)	—	(7)	(2)
Credit derivatives that assume credit risk	6	(11)	4	(2)
Equity contracts
Equity index swaps and options	(5)	6	13	3
Commodity contracts
Commodity options	—	(5)	—	(10)
Variable annuity hedge program
GMWB product derivatives	(30)	78	(109)	59
GMWB reinsurance contracts	1	(16)	13	(9)
GMWB hedging instruments	32	(66)	82	(53)
Macro hedge program	(20)	(23)	(34)	(27)
Other
Contingent capital facility put option	(1)	(2)	(3)	(3)
Modified coinsurance reinsurance contracts	(25)	37	(47)	26
Total [3]	$42	$(11)	$13	$(46)

[1]
Not included in this amount is the associated transactional foreign currency revaluation related to changes in equity of a P&C runoff entity in the United Kingdom adjusted through realized capital gains (losses) of $(23) for the three and six months ended June 30, 2016.

[2]
Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital gains (losses) of $(64) and $16 for the three months ended June 30, 2016 and 2015, respectively, and $(108) and $16 for the six months ended June 30, 2016 and 2015, respectively.

[3]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

For the three months ended June 30, 2016, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain on foreign exchange contracts was primarily driven by a depreciation of the British pound and an appreciation of the Japanese yen in comparison to the U.S. dollar, slightly offset by a decline in U.S. interest rates.

•
The net loss on the macro hedge program was primarily driven by an increase in equity markets and time decay of options, partially offset by gains due to a decline in interest rates and an increase in equity volatility.

•
The loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in interest rates and credit spread tightening. The assets remain on the Company's books and the Company recorded an offsetting gain in OCI as a result of the increase in market value of the bonds.

For the six months ended June 30, 2016, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to interest rate derivatives was primarily driven by a decline in interest rates and terminations of derivative positions for the purpose of managing duration.

•
The net gain on foreign exchange contracts was primarily driven by a depreciation of the British pound and an appreciation of the Japanese yen in comparison to the U.S. dollar, slightly offset by a decline in U.S. interest rates.

•	The net loss related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by an increase in the U.S. equity markets.

•
The net loss on the macro hedge program was primarily driven by an increase in equity markets and time decay of options, partially offset by gains due to a decline in interest rates and an increase in equity volatility.

•
The loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in interest rates and credit spread tightening.

In addition, for the three months ended June 30, 2016 and 2015, the Company recognized gains of $1 and $2, respectively, and gains of $1 and $2, respectively, for the six months ended June 30, 2016 and 2015, due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the three and six months ended June 30, 2015, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The losses on the macro hedge program were primarily driven by time decay on options and an increase in interest rates.

•
The net losses related to the fixed payout annuity hedge were primarily driven by the depreciation of the Japanese yen in comparison to the U.S. dollar, partially offset by an increase in U.S. interest rates. In addition, for the six months ended June 30, 2015, losses were driven by a decline in short-term U.S. interest rates.

•	The gain on the GMWB product derivatives was largely driven by an increase in interest rates, offset by losses on the GMWB reinsurance contracts and GMWB hedging instruments.

•
The gains associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by an increase in long-term interest rates during the period.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2016, and December 31, 2015.
As of June 30, 2016

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative Type by Derivative Risk Exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$188	$—	3 years	Corporate Credit/ Foreign Gov.	A-	$75	$—
Below investment grade risk exposure	77	(1)	1 year	Corporate Credit	B	77	—
Basket credit default swaps [4]
Investment grade risk exposure	2,505	22	3 years	Corporate Credit	BBB+	1,414	(11)
Below investment grade risk exposure	50	2	5 years	Corporate Credit	BB-	50	(2)
Investment grade risk exposure	488	(14)	5 years	CMBS Credit	AA+	200	1
Below investment grade risk exposure	136	(31)	1 year	CMBS Credit	CCC	136	31
Embedded credit derivatives
Investment grade risk exposure	350	351	1 year	Corporate Credit	A+	—	—
Total [5]	$3,794	$329				$1,952	$19

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

[4]
Includes $3.2 billion and $3.9 billion as of June 30, 2016, and December 31, 2015, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2016, and December 31, 2015, the Company pledged cash collateral associated with derivative instruments with a fair value of $392 and $488, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $1.3 billion and $1.1 billion, respectively, as of June 30, 2016, and December 31, 2015, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of June 30, 2016, and December 31, 2015, the Company accepted cash collateral associated with derivative instruments of $419 and $369, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of June 30, 2016, and December 31, 2015, with a fair value of $203 and $100, respectively, of which the Company has the ability to sell or repledge $203 and $100, respectively. As of June 30, 2016, and December 31, 2015, the Company had no repledged securities and did not sell any securities. In addition, as of June 30, 2016, and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross GMDB/GMWB and universal life secondary guarantee benefits are as follows:

	GMDB/GMWB [1,2]	Universal Life Secondary Guarantees [1]
Liability balance as of January 1, 2016	$863	$2,313
Incurred [3]	41	158
Paid	(66)	—
Liability balance as of June 30, 2016	$838	$2,471
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313
Incurred [3]	32	158
Paid	(51)	—
Reinsurance recoverable asset, as of June 30, 2016	$504	$2,471

	GMDB/GMWB [1,2]	Universal Life Secondary Guarantees [1]
Liability balance as of January 1, 2015	$812	$2,041
Incurred [3]	20	135
Paid	(56)	—
Liability balance as of June 30, 2015	$776	$2,176
Reinsurance recoverable asset, as of January 1, 2015	$481	$2,041
Incurred [3]	51	135
Paid	(45)	—
Reinsurance recoverable asset, as of June 30, 2015	$487	$2,176
[1] Included in Reserve for future policy benefits and unpaid losses and loss adjustment expenses on the Condensed Consolidated Balance Sheets.

[2]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

[3]	Includes the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves.
The following table provides details concerning GMDB/GMWB exposure as of June 30, 2016:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$13,801	$2,599	$429	71
With 5% rollup [2]	1,192	215	71	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,507	463	74	70
With 5% rollup & EPB	470	103	23	72
Total MAV	18,970	3,380	597
Asset Protection Benefit (“APB”) [4]	10,850	392	261	69
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	483	8	8	69
Reset [6] (5-7 years)	2,453	31	30	70
Return of Premium (“ROP”) [7]/Other	8,982	74	69	68
Subtotal Variable Annuity with GMDB/GMWB [10]	41,738	3,885	965	70
Less: General Account Value with GMDB/GMWB	3,804
Subtotal Separate Account Liabilities with GMDB	37,934
Separate Account Liabilities without GMDB	79,917
Total Separate Account Liabilities	$117,851

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.6 billion of total account value and weighted average attained age of 72 years. There is no NAR or retained NAR related to these contracts.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of June 30, 2016	As of December 31, 2015
Equity securities (including mutual funds)	$34,783	$36,970
Cash and cash equivalents	3,151	3,453
Total	$37,934	$40,423
As of June 30, 2016 and December 31, 2015, approximately 17% of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 83% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes

A reconciliation of the tax provision at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tax provision at U.S. federal statutory rate	$60	$164	$193	$383
Tax-exempt interest	(31)	(33)	(63)	(67)
Dividends-received deduction ("DRD")	(21)	(72)	(43)	(95)
Decrease in valuation allowance	(53)	4	(78)	3
Other	(1)	(6)	3	(9)
Provision for income taxes	$(46)	$57	$12	$215
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$12	$48	$12	$48
Gross increases - tax positions in prior period	—	—	—	—
Gross decreases - tax positions in prior period [1]	—	(48)	—	(48)
Balance, end of period	$12	$—	$12	$—

[1]	Gross decreases in 2015 relate to conclusion of the Internal Revenue Service audit of the Company's 2007-2011 federal consolidated corporate income tax returns.
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, and alternative minimum tax credit carryover as follows:

	As of
	June 30, 2016		December 31, 2015		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$5,020	$1,757	$5,182	$1,814	2016	-	2020	$4
					2023	-	2036	$5,016
Net operating loss carryover - foreign	$80	$16	$89	$17	No expiration			$80
Foreign tax credit carryover	$138	$138	$154	$154	2020	-	2024	$138
Capital loss carryover	$60	$21	$222	$78	2019			$60
Alternative minimum tax credit carryover	$639	$639	$639	$639	No expiration			$639

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes (continued)

Net Operating Loss Carryover
Due to limitations on the use of losses for one subsidiary, a valuation allowance of $1 has been established as of June 30, 2016 and December 31, 2015 in order to recognize only the portion of net operating losses that will more likely than not be realized.
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
Capital Loss Carryover
Utilization of the capital loss carryover requires the Company to realize sufficient taxable capital gains. Based on tax capital gains realized to date and in consideration of tax planning strategies the company can employ to generate capital gains in the future, the Company concluded it is more likely than not that the remaining capital loss carryovers will be utilized. Accordingly, the valuation allowance on capital loss carryovers was reduced to zero as of June 30, 2016. The tax benefit from the reduction of the deferred tax valuation allowance was $53 and $78 in the three and six months ended June 30, 2016.

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
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to The Hartford Capital Appreciation Fund. In March 2016, the court, in large part, denied summary judgment for all parties. The court granted judgment for HFMC and HIFSCO with respect to all claims made by The Hartford Small Company Fund and certain claims made by The Hartford Floating Rate Fund. The court further ruled that the appropriate measure of damages on the surviving claims is the difference, if any, between the actual advisory fees paid through trial and those that could have been paid under the applicable legal standard. There is currently no trial date, but the matter may be set for trial as early as September 2016.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2016 is $1.3 billion. Of this $1.3 billion the legal entities have posted collateral of $1.6 billion in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2016 a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
9. Equity
Capital Purchase Program ("CPP") Warrants
As of June 30, 2016 and December 31, 2015, respectively, the Company has 4.2 million and 4.4 million of CPP warrants outstanding and exercisable. There were no CPP warrant exercises for the three months ended June 30, 2016 and 1.0 million during the three months ended 2015 and 0.2 million and 1.6 million during the six months ended June 30, 2016 and 2015, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended June 30, 2016 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $9.197 as of June 30, 2016 and $9.264 as of December 31, 2015.
Equity Repurchase Program
The following summarizes equity repurchase activity in 2016 and remaining repurchase capacity as of June 30, 2016.

Three months ended	Common Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share	Remaining Capacity Under Share Repurchase Authorization
(In millions, except for per share data)
March 31, 2016	8.4	$350	$41.72
June 30, 2016	7.8	$350	$44.74
Total	16.2	$700		$630
During the period July 1, 2016 to July 27, 2016, the Company repurchased 2.0 million common shares for $89.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes In and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax, by component consist of the following:
Three months ended June 30, 2016

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,801	$(15)	$184	$(49)	$(1,667)	$254
OCI before reclassifications	696	3	26	(19)	—	706
Amounts reclassified from AOCI	(60)	2	(10)	—	8	(60)
OCI, net of tax	636	5	16	(19)	8	646
Ending balance	$2,437	$(10)	$200	$(68)	$(1,659)	$900
Six months ended June 30, 2016

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,279	$(7)	$130	$(55)	$(1,676)	$(329)
OCI before reclassifications	1,191	(6)	95	(13)	—	1,267
Amounts reclassified from AOCI	(33)	3	(25)	—	17	(38)
OCI, net of tax	1,158	(3)	70	(13)	17	1,229
Ending balance	$2,437	$(10)	$200	$(68)	$(1,659)	$900
Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net Unrealized Gain on Securities
Available-for-sale securities	$92	$51	Net realized capital gains (losses)
	92	51	Total before tax
	32	18	Income tax expense (benefit)
	$60	$33	Net income
OTTI Losses in OCI
Other than temporary impairments	$(3)	$(4)	Net realized capital gains (losses)
	(3)	(4)	Total before tax
	(1)	(1)	Income tax expense (benefit)
	$(2)	$(3)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$2	$7	Net realized capital gains (losses)
Interest rate swaps	15	30	Net investment income
Foreign currency swaps	(2)	2	Net realized capital gains (losses)
	15	39	Total before tax
	5	14	Income tax expense (benefit)
	$10	$25	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(14)	(29)	Insurance operating costs and other expenses
	(13)	(26)	Total before tax
	(5)	(9)	Income tax expense (benefit)
	$(8)	$(17)	Net income
Total amounts reclassified from AOCI	$60	$38	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, net of tax, by component consist of the following:
Three months ended June 30, 2015

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,578	$(8)	$177	$(28)	$(1,569)	$1,150
OCI before reclassifications	(917)	1	(41)	4	18	(935)
Amounts reclassified from AOCI	(4)	—	(14)	—	(9)	(27)
OCI, net of tax	(921)	1	(55)	4	9	(962)
Ending balance	$1,657	$(7)	$122	$(24)	$(1,560)	$188
Six months ended June 30, 2015

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928
OCI before reclassifications	(685)	(3)	(10)	(16)	37	(677)
Amounts reclassified from AOCI	(28)	1	(18)	—	(18)	(63)
OCI, net of tax	(713)	(2)	(28)	(16)	19	(740)
Ending balance	$1,657	$(7)	$122	$(24)	$(1,560)	$188
Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net Unrealized Gain on Securities
Available-for-sale securities	$6	$43	Net realized capital gains (losses)
	6	43	Total before tax
	2	15	Income tax expense (benefit)
	$4	$28	Net income
OTTI Losses in OCI
Other than temporary impairments	$—	$(1)	Net realized capital gains (losses)
	—	(1)	Total before tax
	—	—	Income tax expense (benefit)
	$—	$(1)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$2	$3	Net realized capital gains (losses)
Interest rate swaps	16	32	Net investment income
Foreign currency swaps	3	(7)	Net realized capital gains (losses)
	21	28	Total before tax
	7	10	Income tax expense (benefit)
	$14	$18	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$(1)	$(3)	Insurance operating costs and other expenses
Amortization of actuarial loss	15	31	Insurance operating costs and other expenses
	14	28	Total before tax
	5	10	Income tax expense (benefit)
	$9	$18	Net income
Total amounts reclassified from AOCI	$27	$63	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Employee Benefit Plans

The Company’s employee benefit plans are described in Note 16 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2015 Annual Report on Form 10-K.
Components of Net Periodic Cost (Benefit)
Net periodic cost (benefit) included the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Service cost	$1	$1	$—	$—
Interest cost	59	58	3	3
Expected return on plan assets	(76)	(78)	(3)	(3)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of actuarial loss	13	14	1	1
Net periodic benefit	$(3)	$(5)	$—	$—

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$1	$1	$—	$—
Interest cost	118	117	6	6
Expected return on plan assets	(153)	(156)	(5)	(6)
Amortization of prior service credit	—	—	(3)	(3)
Amortization of actuarial loss	27	29	2	2
Net periodic benefit	$(7)	$(9)	$—	$(1)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Subsequent Event

On July 26, 2016, the Company announced it had entered into an agreement to sell its U.K. property and casualty run-off subsidiaries, Downlands Liability Management Limited and Hartford Financial Products International Limited, to Catalina Holdings UK Limited.  This transaction is not expected to have a material gain or loss, net of tax effects. This transaction is expected to close in the fourth quarter of 2016, subject to regulatory approvals and other customary closing conditions.
The following table summarizes the assets and liabilities to be transferred by the Company in connection with the sale.

Carrying Value as of June 30, 2016
Assets
Cash and investments	$761
Reinsurance recoverables	$174
Other assets	$41
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	$650
Other liabilities	$15

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

Financial Highlights - Second Quarter 2016

•	Net income was $216, or $0.55 per basic share and $0.54 per diluted share, compared with second quarter 2015 net income of $413, or $0.99 per basic share and $0.96 per diluted share.

•	Common share repurchases totaled $350, or 7.8 million shares and $85 of dividends were paid to shareholders.

•	Book value per diluted common share (excluding AOCI) increased to $44.74 from $44.27 as of March 31, 2016 due to the effect of net income less dividends.

•	Net investment income decreased 8% to $735 compared with second quarter 2015 due to a decrease in income from limited partnerships and other alternative investments.

•
Net realized capital gains increased by $44 compared with second quarter 2015 primarily due to gains on the sale of corporate securities, U.S. Treasury securities and municipal bonds, partially offset by a change from net gains to net losses on non-qualifying derivatives.

•
Annualized investment yield of 4.2%, before tax, decreased from 4.5%, before tax, compared with second quarter 2015, primarily due to lower income from limited partnerships. Average reinvestment rate of 3.2%, excluding certain U.S. Treasury securities and cash equivalent securities, was lower than the rate for second quarter 2015 of 3.5%, largely due to lower interest rates.

•	Net unrealized gains, after-tax, in the investment portfolio increased by $636 compared with second quarter 2015 due to lower interest rates and tighter credit spreads.

•	Property & Casualty written premiums were slightly lower when compared with second quarter 2015 driven by a decrease in Personal Lines.

•	Property & Casualty combined ratio increased 9.2points to 112.0 compared with second quarter 2015 of 102.8.

•
Commercial Lines current accident year underwriting results before catastrophes decreased due to higher non-catastrophe property and general liability losses, as well as higher underwriting expenses, partially offset by improved workers' compensation results.

•	Personal Lines current accident year underwriting results before catastrophes decreased due to higher automobile liability loss costs and modestly higher fire-related homeowners losses.

•	Catastrophe losses of $184, before tax, increased from catastrophe losses of $139, before tax, in second quarter 2015.

•
Unfavorable prior accident year reserve development, primarily due to increased asbestos and environmental reserves and personal lines auto liability reserves, totaled $351, before tax, compared with unfavorable prior accident year development of $220, before tax, in second quarter 2015.

•	Group Benefits net income margin decreased to 6.0% from 6.3% in second quarter 2015.

•
Talcott Resolution net income was $104 compared with $217 in second quarter 2015 primarily due to lower fee income and net investment income, and the effect of a $48 tax benefit in second quarter 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Earned premiums	$3,444	$3,391	2%	$6,848	$6,713	2%
Fee income	422	469	(10%)	848	928	(9%)
Net investment income	735	796	(8%)	1,431	1,605	(11%)
Net realized capital gains (losses)	53	9	NM	(102)	14	NM
Other revenues	23	20	15%	43	42	2%
Total revenues	4,677	4,685	—%	9,068	9,302	(3%)
Benefits, losses and loss adjustment expenses	3,142	2,812	12%	5,783	5,375	8%
Amortization of deferred policy acquisition costs	368	391	(6%)	742	778	(5%)
Insurance operating costs and other expenses	912	910	—%	1,821	1,858	(2%)
Loss on extinguishment of debt	—	21	(100%)	—	21	(100%)
Reinsurance gain on dispositions	—	(8)	100%	—	(8)	100%
Interest expense	85	89	(4%)	171	183	(7%)
Total benefits, losses and expenses	4,507	4,215	7%	8,517	8,207	4%
Income before income taxes	170	470	(64%)	551	1,095	(50%)
Income tax expense (benefit)	(46)	57	(181%)	12	215	(94%)
Net income	$216	$413	(48%)	$539	$880	(39%)
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Net income, compared to the prior year period, decreased for the three months ended June 30, 2016 primarily due to lower net investment income and fee income and an increase in Property & Casualty incurred losses, partially offset by an increase in net realized capital gains. The increase in incurred losses included higher unfavorable prior accident year reserve development, an increase in catastrophe losses and an increase in current accident year losses and loss adjustment expenses before catastrophes.
Earned premiums. The increase in earned premium of 2% or $53, before tax, reflected growth of 2% in Commercial Lines and 1% in Personal Lines. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.
Fee income. The decrease in fee income was primarily due to the continued runoff of the Talcott Resolution variable annuity block.
Net investment income. The decrease in net investment income was primarily due to a decrease in income from limited partnerships and alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).
Net realized capital gains. The increase was primarily due to net gains on the sale of corporate securities, U.S. Treasury securities and municipal bonds, partially offset by a change from net gains to net losses on non-qualifying derivatives for the three months ended June 30, 2016. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Incurred losses.

•
A $102, before tax, increase in current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty, primarily resulting from higher losses on Personal Lines auto liability and non-catastrophe property claims.

•
Current accident year catastrophe losses of $184, before tax, for the three months ended June 30, 2016, compared to $139, before tax, for the prior year period. Catastrophe losses in 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in Texas and the central plains. Catastrophe losses in 2015 were primarily due to multiple wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Unfavorable prior accident year reserve development in Property and Casualty of $351, before tax, for the three months ended June 30, 2016, compared to unfavorable reserve development of $220, before tax, for the prior year period.

◦
Prior accident year reserve development in 2016 was due to an increase in asbestos reserves of $197 primarily related to greater than expected mesothelioma claim filings for a small percentage of defendants in specific, adverse jurisdictions. As a result, aggregate indemnity and defense costs have not declined as expected. Environmental reserves increased $71 in 2016 primarily due to deterioration associated with the tendering of new sites for policy coverage, increased defense costs stemming from individual bodily injury liability suits, and increased clean-up costs associated with waterways. Reserves were increased by $75 in Personal Lines auto liability primarily for accident year 2015 due to higher than expected emerged auto liability frequency and severity.

◦
Prior accident year reserve development in 2015 was primarily due to an increase in asbestos reserves of $146 and environmental reserves of $52. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

Loss on extinguishment of debt. The decrease in the loss on extinguishment of debt was related to the redemption of $296 aggregate principal amount outstanding of 4.0% senior notes in 2015.
Income taxes. Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets, the dividends received deduction and changes in the valuation allowance recorded on capital loss carryovers. Income tax benefit for the three months ended June 30, 2016 included a federal income tax benefit of $53 related to the reduction of the deferred tax valuation allowance on capital loss carryovers due to taxable gains on the termination of certain derivatives during the period. The three months ended June 30, 2015 included a $48 federal income tax benefit arising from the conclusion of the 2007 to 2011 IRS audit. For further discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Net income, compared to the prior year period, decreased for the six months ended June 30, 2016 primarily due to lower net investment income and fee income, an increase in Property & Casualty incurred losses and a change to net realized capital losses. The increase in incurred losses included higher unfavorable prior accident year reserve development, an increase in catastrophe losses and an increase in current accident year losses and loss adjustment expenses before catastrophes.
Earned premiums. The increase of 2% or $135, before tax, reflected growth of 2% in both Commercial Lines and Personal Lines. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.
Net investment income. The decrease in net investment income was primarily due to a decrease in income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).
Net realized capital gains (losses). The change to net realized capital losses from net realized capital gains was primarily due to losses associated with modified coinsurance reinsurance contracts driven by a decline in interest rates and credit spread tightening, as well as losses on equity derivatives and interest rate derivatives. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Incurred losses.

•
A $101, before tax, increase in current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty, primarily resulting from higher losses on Personal Lines auto liability and non-catastrophe property claims.

•
Current accident year catastrophe losses of $275, before tax, for the six months ended June 30, 2016, compared to $222, before tax, for the prior year period. Catastrophe losses in 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in Texas and the central and southern plains and, to a lesser extent, winter storms. Catastrophe losses in 2015 were primarily due to multiple wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Unfavorable prior accident year reserve development in Property and Casualty of $384, before tax, for the six months ended June 30, 2016, compared to unfavorable reserve development of $218, before tax, for the prior year period.

◦
Prior accident year reserve development in 2016 was due to increases in asbestos reserves of $197 and environmental reserves of $71, as discussed above. Reserves were increased in Personal Lines auto liability for accident years 2014 and 2015, primarily due to higher than expected emerged auto liability frequency and severity.

◦
Prior accident year reserve development in 2015 was primarily due to an increase in asbestos reserves of $146 and environmental reserves of $52. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

Income taxes. Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets, the dividends received deduction and changes in the valuation allowance recorded on capital loss carryovers. Income tax expense for the six months ended June 30, 2016 included a federal income tax benefit of $78 related to the partial reduction of the deferred tax valuation allowance on capital loss carryovers due to taxable gains on the termination of certain derivatives during the period. The six months ended June 30, 2015 included a $48 federal income tax benefit arising from the conclusion of the 2007 to 2011 IRS audit. For further discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS
Composition of Invested Assets

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$61,241	81.5%	$59,196	81.4%
Fixed maturities, at fair value using the fair value option ("FVO")	411	0.6%	503	0.7%
Equity securities, AFS, at fair value [1]	827	1.1%	1,121	1.5%
Mortgage loans	5,659	7.5%	5,624	7.7%
Policy loans, at outstanding balance	1,436	1.9%	1,447	2.0%
Limited partnerships and other alternative investments	2,578	3.4%	2,874	4.0%
Other investments [2]	495	0.7%	120	0.2%
Short-term investments	2,497	3.3%	1,843	2.5%
Total investments	$75,144	100.0%	$72,728	100.0%

[1]	Included equity securities at fair value using the FVO of $282 as of December 31, 2015. The Company did not hold any equity securities, FVO as of June 30, 2016.

[2]	Primarily relates to derivative instruments.
The increase in total investments since December 31, 2015, was primarily the result of an increase in fixed maturities, AFS and short-term investments, partially offset by a decrease in limited partnerships and other alternative investments and equity securities, AFS. The increase in fixed maturities, AFS is primarily due to an increase in valuations as a result of a decline in interest rates as well as tighter credit spreads. The increase in short-term investments was largely due to portfolio management and the timing of the reinvestment of assets into longer duration asset classes. The decline in limited partnerships and other alternative investments was primarily due to redemptions in hedge fund investments which were reinvested into other asset classes. The decrease in equity, AFS was primarily due to sales with proceeds reinvested into other asset classes.
Net Investment Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$604	4.3%	$603	4.2%	$1,199	4.2%	$1,203	4.2%
Equity securities, AFS	6	2.6%	5	2.1%	17	3.7%	11	2.1%
Mortgage loans	60	4.3%	71	4.9%	120	4.3%	140	4.9%
Policy loans	20	5.7%	20	5.3%	42	5.9%	40	5.4%
Limited partnerships and other alternative investments	40	6.1%	94	12.9%	48	3.6%	193	13.5%
Other [3]	34		31		61		73
Investment expense	(29)		(28)		(56)		(55)
Total net investment income	735	4.2%	796	4.5%	1,431	4.1%	1,605	4.5%
Total net investment income excluding limited partnerships and other alternative investments	$695	4.1%	$702	4.1%	$1,383	4.1%	$1,412	4.1%

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
Three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015
Total net investment income for the three and six months ended June 30, 2016, decreased as compared to the three and six months ended June 30, 2015, primarily due to a decrease in income from limited partnerships and other alternative investments. The decline in partnership income was primarily due to higher income received in the prior year periods from both sales of underlying companies within private equity funds and valuation improvements on real estate funds. Excluding limited partnerships and other alternative investments, net investment income for the three and six months ended June 30, 2016 declined as compared to the three and six months ended June 30, 2015, primarily due to lower income from make-whole premiums on fixed maturities and prepayment premiums on mortgage loans as well as the effect of reinvesting at lower interest rates and a decrease in invested asset levels as a result of the run-off of Talcott Resolution.

The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.1% for the six months ended June 30, 2016, consistent with the same period in 2015. Excluding income received from make-whole payments on fixed maturities and prepayment premiums on mortgage loans, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.0%, for the six months ended June 30, 2016, consistent with the yield of the same period in 2015.
The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the six months ended June 30, 2016, was approximately 3.5%, which was below the average yield of sales and maturities of 4.2% for the same period due to the current interest rate environment and purchases of floating rate agency RMBS and CMBS.
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
Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2016	2015	2016	2015
Gross gains on sales	$124	$121	$214	$318
Gross losses on sales	(25)	(112)	(133)	(260)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings	(7)	(11)	(30)	(23)
Valuation allowances on mortgage loans	—	—	—	(3)
Periodic net coupon settlements on credit derivatives	—	4	—	5
Results of variable annuity hedge program
GMWB derivatives, net	3	(4)	(14)	(3)
Macro hedge program	(20)	(23)	(34)	(27)
Total results of variable annuity hedge program	(17)	(27)	(48)	(30)
Other, net [1]	(22)	34	(105)	7
Net realized capital gains (losses)	$53	$9	$(102)	$14

[1]	Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and the fixed payout annuity hedge.
Details on the Company’s net realized capital gains and losses are as follows:
Gross Gains and Losses on Sales

•
Gross gains on sales for the three and six months ended June 30, 2016, were primarily due to gains on the sale of corporate securities due to attractive tender offers, U.S. Treasury securities and bonds of municipalities and political subdivisions ("municipal bonds"). Gross losses on sales for the three and six months ended June 30, 2016, were primarily the result of losses on the sale of corporate and equity securities. The sales were primarily a result of duration, liquidity and credit management as well as tactical changes to the portfolio as a result of changing market conditions, including sales to reduce exposure to energy, emerging markets and other below investment grade corporate securities.

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

Variable Annuity Hedge Program

•
For the six months ended June 30, 2016, the net loss related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, was primarily due to losses of $15 driven by an increase in the U.S. equity markets.

•
For the three months and six months ended June 30, 2016, the losses on the macro hedge program were primarily due to losses of $22 and $33, respectively, driven by an increase in equity markets and losses of $11 and $21, respectively, driven by time decay on options, partially offset by gains of $5 and $20, respectively, driven by a decline in interest rates and gains of $9 and $4, respectively, driven by an increase in equity volatility.

•
For the three and six months ended June 30, 2015, the losses on the macro hedge program were primarily due to losses of $11 and $23, respectively, driven by time decay on options, and losses of $9 and $2, respectively, driven by an increase in interest rates.

Other, Net

•
Other, net losses for the three and six months ended June 30, 2016, included losses of $25 and $47, respectively, associated with modified coinsurance reinsurance contracts driven by a decline in interest rates and tightening of credit spreads. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies. Additional losses for the six months ended June 30, 2016, were due to losses of $27 on equity derivatives which were hedging against a decline in the equity market on the investment portfolio, losses of $13 on interest rate derivatives driven by a decline in interest rates, and losses of $12 related to the fixed payout annuity hedge driven by a decline in U.S. interest rates.

•
Other, net gains for the three and six months ended June 30, 2015, were primarily due to gains of $37 and $26, respectively, associated with modified coinsurance reinsurance contracts, primarily driven by an increase in long-term interest rates. For the six months ended June 30, 2015, these gains were partially offset by losses of $15 related to the fixed payout annuity hedge driven by a decline in short term U.S. interest rates and the depreciation of the Japanese yen in relation to the U.S. dollar.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2015 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2016.

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
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Six Months Ended June 30, 2016
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,559	$1,845	$3,421	$21,825
Reinsurance and other recoverables	2,293	19	570	2,882
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,851	1,321	—	3,172
Current accident year catastrophes [3]	124	151	—	275
Prior accident year development	(14)	128	270	384
Total provision for unpaid losses and loss adjustment expenses	1,961	1,600	270	3,831
Less: payments	1,739	1,471	406	3,616
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,488	1,955	2,715	19,158
Reinsurance and other recoverables	2,184	18	544	2,746
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,672	$1,973	$3,259	$21,904
Earned premiums	$3,273	$1,951
Loss and loss expense paid ratio [1]	53.1	75.4
Loss and loss expense incurred ratio	59.9	82.0
Prior accident year development (pts) [2]	(0.4)	6.6

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Six Months Ended June 30, 2016
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Wind and hail [1]	$98	$144	$242
Winter storms [1]	26	7	$33
Total	$124	$151	$275

[1]	These amounts represent an aggregation of multiple catastrophes.

Prior accident year development recorded in 2016
Included within prior accident year development were the following increases (decreases) to reserves:

Three Months Ended June 30, 2016
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$(8)	$75	$—	$67
Homeowners	—	1	—	1
Package business	7	—	—	7
General liability	34	—	—	34
Commercial property	(1)	—	—	(1)
Net asbestos reserves	—	—	197	197
Net environmental reserves	—	—	71	71
Workers’ compensation	(4)	—	—	(4)
Workers’ compensation discount accretion	7	—	—	7
Catastrophes	1	1	—	2
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	—	(1)	1	—
Total prior accident year development	$6	$76	$269	$351

Six Months Ended June 30, 2016
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$1	$140	$—	$141
Homeowners	—	(5)	—	(5)
Professional liability	(33)	—	—	(33)
Package business	52	—	—	52
General liability	66	—	—	66
Bond	(6)	—	—	(6)
Commercial property	(3)	—	—	(3)
Net asbestos reserves	—	—	197	197
Net environmental reserves	—	—	71	71
Workers’ compensation	(83)	—	—	(83)
Workers’ compensation discount accretion	14	—	—	14
Catastrophes	(1)	(4)	—	(5)
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	9	(3)	2	8
Total prior accident years development	$(14)	$128	$270	$384
During the three and six months ended June 30, 2016, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:

•
Increased reserves in personal lines auto liability in the three month period, primarily due to higher than expected emerged severity of bodily injury claims and higher than expected emerged frequency of uninsured and under-insured motorist claims related to accident year 2015.  For the six month period, unfavorable reserve development primarily related to increased bodily injury frequency and severity for the 2015 accident year and increased bodily injury severity for the 2014 accident year.  Increases in auto liability loss costs were across both the direct and agency distribution channels.

•
Decreased reserves in professional liability for claims made years 2008-2013, primarily for large accounts, including on non-securities class action cases. Claim costs have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•
Increased reserves in small commercial package business due to higher than expected severity on liability claims, principally for accident years 2013-2015. Severity for these accident years has developed unfavorably and management has placed more weight on emerged experience.

•
Increased reserves in general liability for accident years 2012-2015 primarily due to higher severity losses incurred on a class of business that insures service and maintenance contractors and, in second quarter 2016, increased reserves in general liability for accident years 2008 and 2010 primarily due to indemnity losses and legal costs associated with a litigated claim.

•
Decreased reserves in workers' compensation for accident years 2013-2015 due to favorable frequency and, to a lesser extent, lower medical severity trends. Loss costs for these accident years continued to emerge favorably and management has been placing additional weight on this favorable experience as it becomes more credible.

•	Decreased reserves for uncollectible reinsurance as a result of giving greater weight to favorable collectability experience in recent calendar periods in estimating future collections.

•	Refer to the Property & Casualty Other Operations sections for discussion of the increase in net asbestos, net environmental and other reserve re-estimates, net.
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Six Months Ended June 30, 2015
	Commercial Lines [3]	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,465	$1,874	$3,467	$21,806
Reinsurance and other recoverables	2,459	18	564	3,041
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,006	1,856	2,903	18,765
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,837	1,234	—	3,071
Current accident year catastrophes [3]	100	122	—	222
Prior accident year development	19	(4)	203	218
Total provision for unpaid losses and loss adjustment expenses	1,956	1,352	203	3,511
Less: payments	1,838	1,342	143	3,323
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,124	1,866	2,963	18,953
Reinsurance and other recoverables	2,427	17	596	3,040
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,551	$1,883	$3,559	$21,993
Earned premiums	$3,206	$1,918
Loss and loss expense paid ratio [1]	57.3	70.0
Loss and loss expense incurred ratio	61.0	70.5
Prior accident year development (pts) [2]	0.6	(0.2)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Six Months Ended June 30, 2015
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Wind and hail [1]	$21	$69	$90
Winter storms [1]	62	24	86
Tornadoes [1]	14	28	42
Other	3	1	4
Total	$100	$122	$222

[1]	These amounts represent an aggregation of multiple catastrophes.

Prior accident year development recorded in 2015
Included within prior accident year development were the following increases (decreases) to reserves:

Three Months Ended June 30, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$5	$—	$—	$5
Homeowners	—	6	—	6
Package business	4	—	—	4
General liability	(3)	—	—	(3)
Commercial property	1	—	—	1
Net asbestos reserves	—	—	146	146
Net environmental reserves	—	—	52	52
Workers’ compensation discount accretion	7	—	—	7
Catastrophes	4	(4)	—	—
Other reserve re-estimates, net	3	(2)	1	2
Total prior accident year development	$21	$—	$199	$220

Six Months Ended June 30, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$30	$—	$—	$30
Homeowners	—	7	—	7
Professional liability	(17)	—	—	(17)
Package business	5	—	—	5
General liability	(16)	—	—	(16)
Commercial property	(6)	—	—	(6)
Net asbestos reserves	—	—	146	146
Net environmental reserves	—	—	55	55
Workers’ compensation discount accretion	15	—	—	15
Catastrophes	(2)	(16)	—	(18)
Other reserve re-estimates, net	10	5	2	17
Total prior accident years development	$19	$(4)	$203	$218
During the three and six months ended June 30, 2015, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:

•	Increased reserves in commercial auto liability due to increased frequency of large claims.

•
Decreased reserves in professional liability for accident years 2009-2011 primarily for large accounts. Claim costs for these accident years have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•	Decreased reserves in general liability primarily for accident years 2012 and 2013 due to lower frequency in late emerging claims.

•
Overall, net workers compensation reserves were largely unchanged as favorable emergence due to claim closure rates improving across several accident years was offset by a decrease in reserve discount and case reserves emerging higher than previous expectations for accident years 2008-2011.   The reduction in the amount of workers’ compensation loss reserve discount was driven by the improvement in claim closure rates which resulted in a decrease in the number of outstanding claims for permanently disabled claimants.

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
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended June 30, 2016	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,678		$238	$873	$2,789
Losses and loss adjustment expenses incurred	197		71	1	$269
Less: Losses and loss adjustment expenses paid	310	[4]	7	26	$343
Ending liability – net [2][3][6]	$1,565	[5]	$302	$848	$2,715

Six Months Ended June 30, 2016	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][4]	$1,712		$247	$892	$2,851
Losses and loss adjustment expenses incurred	197		71	2	270
Less: losses and loss adjustment expenses paid	344	[4]	16	46	406
Ending liability – net [2][3][6]	$1,565	[5]	$302	$848	$2,715

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

[2]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $14 and $9, respectively, as of December 31, 2015 and $16 and $9, respectively, as of June 30, 2016. Total net losses and loss adjustment expenses incurred for the three and six months ended June 30, 2016 includes $7 and $13, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three and six months ended June 30, 2016 includes $7 and $11, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,222 and $287, respectively, as of December 31, 2015 and $2,059 and $343 as of June 30, 2016.

[4]	Includes direct payment of $315 related to the settlement of PPG Industries, Inc. ("PPG") asbestos liabilities, net of $53 billed to third-party reinsurers.

[5]
The one year and average three year net paid amounts for asbestos claims, including claims in Ongoing Operations, were $432 and $281, respectively, resulting in a one year net survival ratio of 3.7 and a three year net survival ratio of 5.6. Excluding the impact of the PPG settlement, the average one year and three year paid amounts were $170 and $193 respectively, resulting in a one year net survival ratio of 9.3 and a three year net survival ratio of 8.2. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

[6]
The ending liability - net includes $209 of U.S. asbestos, $42 of U.S. environmental and $243 of all other reserves related to the Company’s U.K. property and casualty run-off business, Hartford Financial Products International Limited.

Three Months Ended June 30, 2015	Asbestos		Environmental	All Other	Total
Beginning liability—net [1][2]	$1,667		$228	$919	$2,814
Losses and loss adjustment expenses incurred	146		52	1	199
Less : losses and loss adjustment expenses paid	36		9	5	50
Ending liability – net [1][2]	$1,777	[3]	$271	$915	$2,963

Six Months Ended June 30, 2015	Asbestos		Environmental	All Other	Total
Beginning liability—net [1][2]	$1,710		$241	$952	$2,903
Losses and loss adjustment expenses incurred	146		55	2	203
Less: losses and loss adjustment expenses paid	79		25	39	143
Ending liability – net [1][2]	$1,777	[3]	$271	$915	$2,963

[1]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $16 and $6, respectively, as of December 31, 2014 and $17 and $5, respectively, as of June 30, 2015. Total net losses and loss adjustment expenses incurred for the three and six months ended June 30, 2015 includes $4 and $6, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three and six months ended June 30, 2015 includes $3 and $6, respectively, related to asbestos and environmental claims.

[2]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,193 and $267, respectively, as of December 31, 2014 and $2,291 and $308 as of June 30, 2015.

[3]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, were $201 and $200, respectively, resulting in a one year net survival ratio of 8.9 and a three year net survival ratio of 9.0. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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
During the second quarter of 2016, the Company completed its annual evaluation of the collectability of reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations segment. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The evaluation in the second quarter of 2016 and 2015 resulted in no material adjustments to the Property & Casualty Other Operations' overall ceded reinsurance reserves, including the allowance for uncollectible reinsurance. As of June 30, 2016 and December 31, 2015, the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $200 and $220, respectively. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the segment's reinsurance recoverables, net of the allowance, could be required. Within the ongoing operations of Property & Casualty, the Company reduced its estimated allowance for uncollectible reinsurance by $30 in second quarter 2016.

The following table sets forth paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended June 30, 2016	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$370	$257	$10	$77
Assumed Reinsurance	5	—	1	—
London Market	9	—	1	—
Total	384	257	12	77
Ceded	(74)	(60)	(5)	(6)
Net	$310	$197	$7	$71

Six Months Ended June 30, 2016	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$394	$257	$17	$77
Assumed Reinsurance	16	—	2	—
London Market	10	—	3	—
Total	420	257	22	77
Ceded	(76)	(60)	(6)	(6)
Net	$344	$197	$16	$71

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2016 includes $8 and $14, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and six months ended June 30, 2016 includes $7 and $11, respectively, related to asbestos and environmental claims.

During the second quarter of 2016, the Company completed its annual ground-up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts. Based on this evaluation, the Company increased its net asbestos reserves by $197. A substantial majority of the Company’s direct accounts have trended as expected, and the Company has observed no material changes in the underlying legal environment during the past year. However, mesothelioma claims filings have not declined as expected for a small subset of peripheral defendants with a high concentration of asbestos filings in specific, adverse jurisdictions. As a result, aggregate indemnity and defense costs have not declined as expected. While the mesothelioma and adverse jurisdiction claim trends observed in the 2016 reserve study were similar to the 2015 study, most of the defendants that had reserve increases in the 2016 study did not have a material impact in the 2015 study. The Company expects to continue to perform an evaluation of its asbestos liabilities annually.
During the second quarter of 2016, the Company completed its annual ground-up environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts. Based on this evaluation, the Company increased its net environmental reserves by $71. A substantial majority of the Company's direct environmental accounts have trended as expected. However, a small percentage of the Company's direct accounts have exhibited deterioration associated with the tendering of new sites for coverage, increased defense costs stemming from individual bodily injury liability suits, and increased clean-up costs associated with waterways.  The Company expects to continue to perform an evaluation of its environmental liabilities annually.
The Company divides its gross asbestos and environmental exposures into Direct, Assumed Reinsurance and London Market. Direct asbestos exposures include Major Asbestos Defendants, Non-Major Accounts, and Unallocated Direct Accounts.

•
Major Asbestos Defendants represent the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts. Major Asbestos Defendants have the fewest number of asbestos accounts. In May 2016, the Company pre-paid its funding obligation in the amount of $315 as permitted under the settlement agreement, arising from participation in a 2002 settlement of asbestos liabilities of PPG. The Company's funding obligation approximated the amount reserved for this exposure. Major Asbestos Defendants gross asbestos reserves account for approximately 3% of the Company's total Direct gross asbestos reserves as of June 30, 2016.

•
Non-Major Accounts are all other open direct asbestos accounts and largely represent smaller and more peripheral defendants. These exposures represent 1,088 accounts and contain approximately 58% of the Company's total Direct gross asbestos reserves as of June 30, 2016.

•
Unallocated Direct Accounts includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.

A summary of asbestos and environmental reserves in Ongoing Operations and Other Operations by category is presented in the following table.
Summary of A&E Reserves

	As of June 30, 2016
	Asbestos [1]	Environmental [2]	Total A&E [3]
Gross
Direct	$1,547	$284	$1,831
Assumed Reinsurance	214	10	224
London Market	298	49	347
Total	2,059	343	2,402
Ceded	(478)	(32)	(510)
Net [4]	$1,581	$311	$1,892
[1] The one year gross paid amount for total asbestos claims is $552, resulting in a one year gross survival ratio of 3.7. The three year average gross paid amount for total asbestos claims is $367, resulting in a three year gross survival ratio of 5.6. Excluding the impact of the PPG settlement, the average one year and three year paid amounts are $237 and $262, respectively, resulting in a one year gross survival ratio of 8.7 and a three year gross survival ratio of 7.9.
[2] The one year gross paid amount for total environmental claims is $65, resulting in a one year gross survival ratio of 5.3. The three year average gross paid amount for total environmental claims is $68, resulting in a three year gross survival ratio of 5.0.
[3] Includes asbestos and environmental reserves reported in Ongoing Operations of $16 and $9, respectively, as of June 30, 2016.

[4]
The net reserves include $209 of U.S. asbestos and $42 of U.S. environmental reserves related to the Company’s U.K. property and casualty run-off business, Hartford Financial Products International Limited.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment, resolution of coverage disputes with our policyholders and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2016 of approximately $1.9 billion ($1.6 billion and $0.3 billion for asbestos and environmental, respectively) are within an estimated range, unadjusted for covariance, of $1.4 billion to $2.3 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2015 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results and liquidity.
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
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of June 30, 2016	As of December 31, 2015
DAC	$989	$1,180
SIA	$53	$56
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$334	$340

[1]
For additional information on death and other insurance benefit reserves, see Note 6 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The benefit to income net of tax as a result of the Unlocks is as follow:

	Talcott Resolution
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
DAC	$11	$2	$12	$12
SIA	—	—	1	1
Death and Other Insurance Benefit Reserves	7	45	18	63
Total (before tax)	$18	$47	$31	$76
Income tax effect	7	16	11	26
Total (after-tax)	$11	$31	$20	$50
The Unlock benefit, after-tax for the three and six months ended June 30, 2016 was primarily due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets. The Unlock benefit, after-tax, for the three and six months ended June 30, 2015 was primarily due to an off-cycle assumption change related to benefit utilization and, to a lesser extent, separate account returns being above our aggregated estimated returns during the period.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 41% as of June 30, 2016. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of June 30, 2016, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of June 30, 2016, the deferred tax asset valuation allowance was reduced to $1 relating to limitations on the use of losses for one subsidiary. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax assets.

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

A reconciliation of net income to core earnings is set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$216	$413	$539	$880
Less: Unlock benefit, before tax	18	47	31	76
Less: Net realized capital gains (losses) including DAC, excluded from core earnings, before tax	51	6	(97)	9
Less: Restructuring and other costs, before tax	—	(2)	—	(12)
Less: Loss on extinguishment of debt, before tax	—	(21)	—	(21)
Less: Net reinsurance gain on dispositions, before tax	—	8	—	8
Less: Tax benefit (expense) [1]	25	(14)	98	(21)
Core earnings	$122	$389	$507	$841

[1]
The three and six months ended June 30, 2016 included federal income tax benefits of $53 and $78, respectively, from the reduction of the deferred tax valuation allowance on capital loss carryovers. The remainder represents federal income tax benefit (expense) related to before tax items not included in core earnings.

Core Earnings Margin
Core earnings margin is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. Core earnings margin is calculated by dividing core earnings by revenues excluding buyouts and realized gains (losses). Net income margin is the most directly comparable U.S. GAAP measure. Net income margin is calculated by dividing net income by revenues excluding buyouts and realized gains (losses).The Company believes that core earnings margin provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both core earnings margin and net income margin when reviewing performance. A reconciliation of net income margin to core earnings margin is set forth in the Margin section within MD&A - Group Benefits.
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
Written and Earned Premiums
Written premium represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Written and earned premium are recorded net of ceded reinsurance premium.
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

COMMERCIAL LINES
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2016	2015	Change	2016	2015	Change
Written premiums	$1,669	$1,655	1%	$3,395	$3,377	1%
Change in unearned premium reserve	19	32	(41%)	122	171	(29%)
Earned premiums	1,650	1,623	2%	3,273	3,206	2%
Losses and loss adjustment expenses
Current accident year before catastrophes	938	909	3%	1,851	1,837	1%
Current accident year catastrophes	80	42	90%	124	100	24%
Prior accident year development	6	21	(71%)	(14)	19	(174%)
Total losses and loss adjustment expenses	1,024	972	5%	1,961	1,956	—%
Amortization of DAC	242	237	2%	484	471	3%
Underwriting expenses	298	284	5%	593	579	2%
Dividends to policyholders	4	4	—%	8	9	(11%)
Underwriting gain	82	126	(35%)	227	191	19%
Net servicing income [1]	5	4	25%	9	8	13%
Net investment income	226	239	(5%)	435	496	(12%)
Net realized capital gains (losses)	25	(7)	NM	(8)	1	NM
Other income (expense)	—	2	(100%)	1	3	(67%)
Income before income taxes	338	364	(7%)	664	699	(5%)
Income tax expense	98	105	(7%)	196	200	(2%)
Net income	$240	$259	(7%)	$468	$499	(6%)

[1]	Includes servicing revenues of $23 and $20 for the three months ended June 30, 2016 and 2015, and $43 and $42 for the six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures [1]	2016	2015	2016	2015
New business premium	$287	$289	$562	$579
Standard commercial lines policy count retention	83%	83%	83%	84%
Standard commercial lines renewal written pricing increases	2%	3%	2%	3%
Standard commercial lines renewal earned pricing increases	2%	4%	2%	4%
Standard commercial lines policies in-force as of end of period (in thousands)			1,320	1,311

[1]	Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude middle market specialty programs and livestock lines of business.

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2016	2015	Change	2016	2015	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.8	56.0	(0.8)	56.6	57.3	0.7
Current accident year catastrophes	4.8	2.6	(2.2)	3.8	3.1	(0.7)
Prior accident year development	0.4	1.3	0.9	(0.4)	0.6	1.0
Total loss and loss adjustment expense ratio	62.1	59.9	(2.2)	59.9	61.0	1.1
Expense ratio	32.7	32.1	(0.6)	32.9	32.8	(0.1)
Policyholder dividend ratio	0.2	0.2	—	0.2	0.3	0.1
Combined ratio	95.0	92.2	(2.8)	93.1	94.0	0.9
Current accident year catastrophes and prior year development	5.2	3.9	(1.3)	3.4	3.7	0.3
Combined ratio before catastrophes and prior year development	89.8	88.4	(1.4)	89.7	90.3	0.6

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
Overview
Net income for the three months ended June 30, 2016, as compared to the prior year period, decreased primarily due to lower underwriting gain and lower net investment income, partially offset by a change to net realized capital gains in the current year period from net realized capital losses in the prior year period. The decrease in underwriting gain was primarily due to higher losses and loss adjustment expenses and higher underwriting expenses, partially offset by earned premium growth.
Net income for the six months ended June 30, 2016, as compared to the prior year period, decreased primarily due to lower net investment income, partially offset by a higher underwriting gain. The increase in underwriting gain was driven by earned premium growth and favorable prior accident year reserve development, partially offset by higher current accident year catastrophes.
Revenues - Earned and Written Premiums
Earned premiums for the three and six months ended June 30, 2016, as compared to the prior year period, increased reflecting written premium growth over the preceding twelve months.
Written premiums, as compared to the prior year period, increased slightly for the three months ended June 30, 2016 primarily due to growth in small commercial. The written premium increase in small commercial was primarily due to higher renewal premium, driven by stable retention and the effect of low single-digit renewal written pricing increases. For the three months ended June 30, 2016 renewal written pricing increases averaged 2% in standard commercial, which includes 3% for small commercial and 1% for middle market.
Written premiums, as compared to the prior year period, increased slightly for the six months ended June 30, 2016 as growth in small commercial was largely offset by a decrease in middle market. Written premium increases in small commercial were driven primarily by higher renewal and audit premium, as well as modest new business premium growth and renewal written pricing increases. Written premium decreases in middle market were primarily the result of lower new business premium.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended June 30, 2016, as compared to the prior year period, increased reflecting higher current accident year losses and loss adjustment expenses, including higher catastrophes. Losses and loss adjustment expenses for the six months ended June 30, 2016, as compared to the prior year period, increased slightly reflecting higher current accident year losses and loss adjustment expenses, including higher catastrophes, partially offset by favorable prior accident year reserve development.

•
The increase in the current accident year loss and loss adjustment expense ratio before catastrophes for the three months ended June 30, 2016, as compared to the prior year period, was primarily due to higher non-catastrophe property losses and a higher loss and loss adjustment expense ratio in small commercial package business, partially offset by a lower loss and loss adjustment expense ratio in workers' compensation. Accordingly, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 0.8 points to 56.8 in 2016 from 56.0 in 2015.

The decrease in the current accident year loss and loss adjustment expense ratio before catastrophes for the six months ended June 30, 2016, as compared to the prior year period, was primarily due to a lower loss and loss adjustment expense ratio in workers' compensation. Accordingly, the current accident year loss and loss adjustment expense ratio before catastrophes decreased by 0.7 points to 56.6 in 2016 from 57.3 in 2015.

•
Current accident year catastrophe losses totaled $80, before tax, for the three months ended June 30, 2016, compared to $42 before tax, for the three months ended June 30, 2015. Catastrophe losses for 2016 were primarily due to multiple wind and hail events concentrated in Texas and the central plains. Catastrophe losses for 2015 were primarily due to multiple wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

Current accident year catastrophe losses totaled $124, before tax, for the six months ended June 30, 2016, compared to $100, before tax, for the six months ended June 30, 2015. Catastrophe losses for both periods were primarily due to wind and hail events and winter storms across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Unfavorable prior accident year reserve development of $6, before tax, for the three months ended June 30, 2016, compared to unfavorable reserve development of $21, before tax, for the three months ended June 30, 2015. The net reserve increase for the three months ended June 30, 2016 related primarily to increases in general liability reserves, partially offset by decreased reserves for uncollectible reinsurance. Net reserve increases for the three months ended June 30, 2015 related primarily to worker's compensation, commercial auto liability and 2012 accident year catastrophes. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

Favorable prior accident year reserve development of $14, before tax, for the six months ended June 30, 2016, compared to unfavorable reserve development of $19, before tax, for the six months ended June 30, 2015. Net reserve decreases for the six months ended June 30, 2016 were primarily related to decreases in workers' compensation, professional liability, and uncollectible reinsurance, partially offset by increases in reserves related to small commercial package business, and in general liability for a class of business that insures service and maintenance contractors. Net reserve increases for the six months ended June 30, 2015 were primarily related to worker's compensation and commercial auto liability, partially offset by reductions in reserves for professional and general liability reserves. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.
Underwriting Ratios
The combined ratio increased 2.8 points to 95.0 in the three month period primarily due to an increase in the combined ratio before catastrophes and prior year development and an increase in catastrophes. The combined ratio, before catastrophes and prior year development, increased 1.4 points to 89.8 for the three months ended June 30, 2016 from 88.4 for the three months ended June 30, 2015. The increase was primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes as well as a higher expense ratio.
The combined ratio decreased 0.9 points to 93.1 in the six month period primarily due to a decrease in the combined ratio before catastrophes and prior year development. The combined ratio, before catastrophes and prior year development, decreased 0.6 points to 89.7 for the six months ended June 30, 2016 from 90.3 for the six months ended June 30, 2015. The decrease was primarily due to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes.
Investment Results
Investment income decreased for the three and six months ended June 30, 2016, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PERSONAL LINES
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2016	2015	Change	2016	2015	Change
Written premiums	$992	$1,009	(2%)	$1,945	$1,948	—%
Change in unearned premium reserve	16	43	(63%)	(6)	30	(120%)
Earned premiums	976	966	1%	1,951	1,918	2%
Losses and loss adjustment expenses
Current accident year before catastrophes	689	616	12%	1,321	1,234	7%
Current accident year catastrophes	104	97	7%	151	122	24%
Prior accident year development	76	—	NM	128	(4)	NM
Total losses and loss adjustment expenses	869	713	22%	1,600	1,352	18%
Amortization of DAC	89	90	(1%)	178	180	(1%)
Underwriting expenses	141	155	(9%)	295	303	(3%)
Underwriting gain (loss)	(123)	8	NM	(122)	83	NM
Net servicing income	—	2	(100%)	—	3	(100%)
Net investment income	33	34	(3%)	64	69	(7%)
Net realized capital gains (losses)	4	(1)	NM	(1)	—	NM
Other income	—	18	(100%)	—	17	(100%)
Income (loss) before income taxes	(86)	61	NM	(59)	172	(134)%
Income tax expense (benefit)	(33)	20	NM	(26)	55	(147%)
Net income (loss)	$(53)	$41	NM	$(33)	$117	(128)%

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2016	2015	Change	2016	2015	Change
Product Line
Automobile	$686	$688	—%	$1,376	$1,359	1%
Homeowners	306	321	(5%)	569	589	(3%)
Total	$992	$1,009	(2%)	$1,945	$1,948	—%
Earned Premiums
Product Line
Automobile	$680	$665	2%	$1,358	$1,320	3%
Homeowners	296	301	(2%)	593	598	(1%)
Total	$976	$966	1%	$1,951	$1,918	2%

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2016	2015	2016	2015
Policies in-force end of period (in thousands)
Automobile			2,053	2,049
Homeowners			1,239	1,296
New business written premium
Automobile	$83	$96	$193	$197
Homeowners	$21	$29	$44	$56
Policy count retention
Automobile	84%	84%	84%	84%
Homeowners	84%	86%	84%	85%
Renewal written pricing increase
Automobile	7%	6%	7%	6%
Homeowners	9%	8%	9%	8%
Renewal earned pricing increase
Automobile	6%	6%	6%	6%
Homeowners	9%	8%	8%	8%

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2016	2015	Change	2016	2015	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	70.6	63.8	(6.8)	67.7	64.3	(3.4)
Current accident year catastrophes	10.7	10.0	(0.7)	7.7	6.4	(1.3)
Prior year development	7.8	—	(7.8)	6.6	(0.2)	(6.8)
Total loss and loss adjustment expense ratio	89.0	73.8	(15.2)	82.0	70.5	(11.5)
Expense ratio	23.6	25.4	1.8	24.2	25.2	1.0
Combined ratio	112.6	99.2	(13.4)	106.3	95.7	(10.6)
Current accident year catastrophes and prior year development	18.5	10.0	(8.5)	14.3	6.2	(8.1)
Combined ratio before catastrophes and prior year development	94.2	89.1	(5.1)	92.0	89.5	(2.5)

	Three Months Ended June 30,			Six Months Ended June 30,
Product Combined Ratios	2016	2015	Change	2016	2015	Change
Automobile
Combined ratio	117.0	98.3	(18.7)	111.8	96.9	(14.9)
Combined ratio before catastrophes and prior year development	102.7	96.6	(6.1)	99.4	95.6	(3.8)
Homeowners
Combined ratio	102.4	100.7	(1.7)	93.5	92.9	(0.6)
Combined ratio before catastrophes and prior year development	74.2	72.6	(1.6)	74.7	76.1	1.4

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
Overview
The Company had net losses for the three and six months ended June 30, 2016 compared with net income in both prior year periods primarily due to unfavorable auto liability prior accident year development as well as higher catastrophes and higher current accident year losses and loss adjustment expenses before catastrophes, partially offset by lower underwriting expenses.
Revenues - Earned and Written Premiums
Earned premiums for the three and six months ended June 30, 2016, as compared to the prior year periods, increased reflecting written premium growth in 2015. Written premiums for the three and six months ended June 30, 2016, as compared to the prior year periods, decreased primarily due to a decline in new business. Policy count retention for homeowners was lower for the three and six months ended June 30, 2016, as compared to the prior year periods, driven in part by renewal written pricing increases.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three and six months ended June 30, 2016, as compared to the prior year periods, increased primarily due to higher current accident year losses and loss adjustment expenses before catastrophes, higher current accident year catastrophe losses and higher unfavorable prior accident year development.

•
Current accident year losses and loss adjustment expenses before catastrophes increased for the three months ended June 30, 2016, compared to the prior year period, as a result of higher auto liability frequency and severity trends and higher homeowners non-catastrophe fire-related claims, and to a lesser extent, the effect of an increase in earned premiums. The current accident year loss and loss adjustment expense ratio before catastrophes of 70.6 in 2016 increased 6.8 points from 63.8 in 2015.

Current accident year losses and loss adjustment expenses before catastrophes increased for the six months ended June 30, 2016, compared to the prior year period, as a result of higher auto liability frequency trends, and to a lesser extent, the effect of an increase in earned premiums. The current accident year loss and loss adjustment expense ratio before catastrophes of 67.7 in 2016 increased 3.4 points from 64.3 in 2015.

•
Current accident year catastrophe losses of $104 before tax, for the three months ended June 30, 2016 compared to $97, before tax, for the prior year period. Catastrophe losses for the three months ended June 30, 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in Texas and the central plains. Catastrophe losses in 2015 were primarily due to multiple wind and hail events across various U.S. geographic regions.

Current accident year catastrophe losses of $151 before tax, for the six months ended June 30, 2016 compared to $122, before tax, for the prior year period. Catastrophe losses for the six months ended June 30, 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in Texas and the central and southern plains. Catastrophe losses in 2015 were primarily due to multiple wind and hail events across various U.S. geographic regions.

•
Unfavorable prior accident year development of $76, before tax, for the three months ended June 30, 2016 compared to prior accident year development of $0, before tax, for the prior year period. The net reserve increase for three months ended June 30, 2016 was primarily due to higher than expected emerged severity of bodily injury claims and higher than expected emerged frequency of uninsured and under-insured motorist claims related to accident year 2015.

Unfavorable prior accident year development of $128, before tax, for the six months ended June 30, 2016 compared to favorable prior accident year development of $4, before tax, for the prior year period. The net reserve increase for 2016 was primarily related to increased bodily injury frequency and severity for the 2015 accident year and increased bodily injury severity for the 2014 accident year.  Increases in auto liability loss costs were across both the direct and agency distribution channels. The net reserve decrease for 2015 was related to 2014 catastrophes offset by unfavorable development on accident year 2014 auto physical damage and homeowners claims. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Underwriting Ratios
The combined ratio increased 13.4 points and 10.6 points for the three and six months ended June 30, 2016, respectively, reflecting an increase in the current accident year losses and loss adjustment expenses before catastrophes ratio, an increase in the current accident year catastrophe ratio and an increase in the prior accident year development ratio partially offset by a decrease in the expense ratio.
The combined ratio, before current accident year catastrophes and prior year development, increased 5.1 points to 94.2 for the three months ended June 30, 2016 reflecting an increase in the current accident year losses and loss adjustment expenses before catastrophes ratio of 6.8 points, partially offset by a decrease in the expense ratio of 1.8 points. The combined ratio, before current accident year catastrophes and prior year development, increased 2.5 points to 92.0 for the six months ended June 30, 2016.

Based on an increase in emerged auto liability claim frequency and severity, the Company expects the full year 2016 combined ratio before catastrophes and prior accident year development will be in the range of 93.0 to 94.0.  For auto, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to be higher for full year 2016 than in 2015 driven by higher auto liability frequency and severity, partially offset by earned pricing increases and the expected benefit of underwriting and claims initiatives.  For homeowners, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to be lower for full year 2016 than in 2015, driven by earned pricing increases partially offset by increased average claim severity, though subject to uncertainty with the  volatility of weather and non-weather related claims.
Investment Results
Investment income decreased for the three and six months ended June 30, 2016, as compared to the prior year periods. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2016	2015	Change	2016	2015	Change
Losses and loss adjustment expenses
Prior accident year development	$269	$199	35%	$270	$203	33%
Total losses and loss adjustment expenses	269	199	35%	270	203	33%
Underwriting expenses	6	7	(14%)	13	13	—%
Underwriting loss	(275)	(206)	(33%)	(283)	(216)	(31%)
Net investment income	33	34	(3%)	65	69	(6%)
Net realized capital gains	6	2	NM	3	6	(50%)
Other income	—	1	(100%)	2	2	—%
Income before income taxes	(236)	(169)	(40%)	(213)	(139)	(53%)
Income tax expense	(82)	(58)	(41%)	(76)	(51)	(49%)
Net loss	$(154)	$(111)	(39%)	$(137)	$(88)	(56%)
Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
Net loss for the three and six months ended June 30, 2016, as compared to the prior year period, increased primarily due to higher unfavorable net asbestos and environmental reserve development associated with the Company's annual ground-up reserve evaluations.
Total losses and loss adjustment expenses in 2016 and 2015 included prior accident year development of $197 and $146, before tax, respectively, related to asbestos reserves and $71 and $52, respectively, related to environmental reserves.
Asbestos reserves increased in 2016 as mesothelioma claims filings have not declined as expected in specific, adverse jurisdictions. As a result, aggregate indemnity and defense costs have not declined as expected resulting in unfavorable net asbestos reserve development. Environmental reserves increased in 2016 primarily due to deterioration associated with the tendering of new sites for policy coverage, increased defense costs stemming from individual bodily injury liability suits, and increased clean-up costs associated with waterways.
The annual reviews of asbestos and environmental liabilities occur in the second quarter of the year. For information on asbestos and environmental reserves, see MD&A - Critical Accounting Estimates, Property & Casualty Other Operations Claims, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2016	2015	Change	2016	2015	Change
Premiums and other considerations	$808	$796	2%	$1,603	$1,576	2%
Net investment income	88	95	(7)%	176	192	(8)%
Net realized capital gains (losses)	16	2	NM	18	1	NM
Total revenues	912	893	2%	1,797	1,769	2%
Benefits, losses and loss adjustment expenses	634	618	3%	1,252	1,216	3%
Amortization of deferred policy acquisition costs	7	8	(13)%	15	16	(6)%
Insurance operating costs and other expenses	196	191	3%	390	391	—%
Total benefits, losses and expenses	837	817	2%	1,657	1,623	2%
Income before income taxes	75	76	(1)%	140	146	(4)%
Income tax expense	20	20	—%	35	38	(8)%
Net income	$55	$56	(2)%	$105	$108	(3)%

	Three Months Ended June 30,			Six Months Ended June 30,
Premiums and other considerations	2016	2015	Change	2016	2015	Change
Fully insured – ongoing premiums	$790	$780	1%	$1,562	$1,543	1%
Buyout premiums	—	—	—%	6	—	NM
Other	18	16	13%	35	33	6%
Total premiums and other considerations	$808	$796	2%	$1,603	$1,576	2%
Fully insured ongoing sales, excluding buyouts	$80	$58	38%	$346	$358	(3)%

	Three Months Ended June 30,			Six Months Ended June 30,
Ratios, excluding buyouts	2016	2015	Change	2016	2015	Change
Group disability loss ratio	79.9%	80.8%	0.9	81.1%	81.3%	0.2
Group life loss ratio	78.1%	76.2%	(1.9)	76.0%	74.8%	(1.2)
Total loss ratio	78.5%	77.6%	(0.9)	78.0%	77.2%	(0.8)
Expense ratio	25.1%	25.0%	(0.1)	25.4%	25.8%	0.4

	Three Months Ended June 30,			Six Months Ended June 30,
Margin	2016	2015	Change	2016	2015	Change
Net income margin	6.0%	6.3%	(0.3)	5.9%	6.1%	(0.2)
Effect of net capital realized gains (losses), net of tax on after-tax margin	0.9%	—%	0.9	0.6%	—%	0.6
Core earnings margin	5.1%	6.3%	(1.2)	5.3%	6.1%	(0.8)

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
Net income decreased for the three and six months ended June 30, 2016, as compared to the prior year periods, primarily due to higher benefits, losses and loss adjustment expenses and lower net investment income, partially offset by higher premiums and other considerations and higher net realized capital gains.
Premiums and other considerations for the three and six months ended June 30, 2016, increased 2% compared to the prior year period. Fully insured ongoing premiums increased 1% for the three and six months ended June 30, 2016, compared to the prior year periods due to strong persistency and improved pricing. Insurance operating costs and other expenses increased 3% for the three months ended June 30, 2016, compared to the prior year period, due primarily to increased administrative expenses. Insurance operating costs and other expenses for the six months ended June 30, 2016 were consistent with the prior year period.
Fully insured ongoing sales, excluding buyouts, increased by 38% for the three months ended June 30, 2016, as compared to the prior year period, due to one new account. Fully insured ongoing sales, excluding buyouts, decreased 3% for the six months ended June 30, 2016, compared to the prior year period.
The total loss ratio increased 0.9 points to 78.5% for the three months ended June 30, 2016 and 0.8 points to 78.0% for the six months ended June 30, 2016, as compared to the prior year period, primarily due to a higher group life loss ratio. The group life loss ratio increased 1.9 points for the three months ended June 30, 2016 and 1.2 points for the six months ended June 30, 2016, compared to the prior year period, due to higher severity. The group disability loss ratio decreased 0.9 points for the three months ended June 30, 2016 and 0.2 points for the six months ended June 30, 2016, compared to the prior year period, primarily driven by increased pricing and improved incidence trends, partially offset by an increase in long term disability claim severity. Included in the disability loss ratio for the three months and six months ended June 30, 2016 were favorable changes in long term disability reserve estimates of 1.6 points and 0.8 points, respectively.
The expense ratio for the three months ended June 30, 2016 was flat to prior year period and improved 0.4 points for the six months ended June 30, 2016, compared to the prior year period, reflecting premium growth.
Investment income for the three and six months ended June 30, 2016 decreased as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2016	2015	Change	2016	2015	Change
Fee income and other	$172	$184	(7)%	$339	$363	(7)%
Net investment income	1	—	NM	1	—	NM
Total revenues	173	184	(6)%	340	363	(6)%
Amortization of DAC	6	6	—%	11	11	—%
Insurance operating costs and other expenses	135	144	(6)%	266	284	(6)%
Total benefits, losses and expenses	141	150	(6)%	277	295	(6)%
Income before income taxes	32	34	(6)%	63	68	(7)%
Income tax expense	12	12	—%	23	24	(4)%
Net income	$20	$22	(9)%	$40	$44	(9)%

Average Total Mutual Funds segment AUM	$90,919	$95,797	(5)%	$91,693	$94,638	(3)%
Return on Assets
Net income	8.8	9.2	(4)%	8.7	9.3	(6)%
Core earnings	8.8	9.2	(4)%	8.7	9.3	(6)%

Mutual Funds segment AUM
Mutual Fund AUM - beginning of period	$73,619	$75,696	(3)%	$74,413	$73,035	2%
Sales	4,087	3,989	2%	8,786	8,699	1%
Redemptions	(4,506)	(3,739)	(21)%	(9,391)	(7,920)	(19)%
Net flows	(419)	250	NM	(605)	779	(178)%
Change in market value and other	1,741	305	NM	1,133	2,437	(54)%
Mutual Fund AUM - end of period	$74,941	$76,251	(2)%	$74,941	$76,251	(2)%
Talcott AUM [1]	$16,482	$19,406	(15)%	$16,482	$19,406	(15)%
Total Mutual Funds segment AUM	$91,423	$95,657	(4)%	$91,423	$95,657	(4)%

Mutual Fund AUM by Asset Class
Equity	$46,808	$47,841	(2)%	$46,808	$47,841	(2)%
Fixed Income	12,491	13,844	(10)%	12,491	13,844	(10)%
Multi-Strategy Investments [2]	15,642	14,566	7%	15,642	14,566	7%
Mutual Fund AUM	$74,941	$76,251	(2)%	$74,941	$76,251	(2)%

[1]	Talcott AUM consists of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

[2]	Includes balanced, allocation, and alternative investment products.

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
Net income decreased for the three and six months ended June 30, 2016, compared to the prior year period, due to lower fee income from a decrease in average AUM. Average total Mutual funds segment AUM decreased to $90.9 billion for the six months ended June 30, 2016, compared to $95.8 billion in the prior year period, primarily due to the steady runoff of Talcott AUM.
Sales for the three and six months ended June 30, 2016 were consistent with the prior year period. Mutual Fund net flows for the three and six months ended June 30, 2016 decreased compared to prior year period due to higher redemptions of equity funds.

TALCOTT RESOLUTION
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2016	2015	Change	2016	2015	Change
Earned premiums	$28	$22	27%	$56	$46	22%
Fee income and other	231	266	(13%)	472	527	(10%)
Net investment income	348	390	(11%)	673	772	(13%)
Realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(2)	(2)	—%	(9)	(7)	(29%)
Other net realized capital gains (losses)	5	13	(62%)	(100)	(7)	NM
Net realized capital gains (losses)	3	11	(73%)	(109)	(14)	NM
Total revenues	610	689	(11%)	1,092	1,331	(18%)
Benefits, losses and loss adjustment expenses	346	310	12%	700	648	8%
Amortization of DAC	24	50	(52%)	54	100	(46%)
Insurance operating costs and other expenses	115	119	(3%)	220	240	(8%)
Reinsurance gain on dispositions [3]	—	(8)	100%	—	(8)	100%
Total benefits, losses and expenses	485	471	3%	974	980	(1%)
Income before income taxes	125	218	(43%)	118	351	(66%)
Income tax expense [1]	21	1	NM	(3)	23	(113%)
Net income	$104	$217	(52%)	$121	$328	(63%)
Assets Under Management (end of period)
Variable annuity account value	$41,738	$49,359	(15%)
Fixed market value adjusted and payout annuities	7,901	8,516	(7%)
Institutional annuity account value	15,279	15,286	—%
Other account value [2]	86,320	90,572	(5%)
Total account value	$151,238	$163,733	(8%)
Variable Annuity Account Value
Account value, beginning of period	$42,500	$51,500	(17%)	$44,245	$52,861	(16%)
Net outflows	(1,496)	(2,079)	28%	(2,962)	(4,375)	32%
Change in market value and other	734	(62)	NM	455	873	(48)%
Account value, end of period	$41,738	$49,359	(15%)	$41,738	$49,359	(15%)

[1]	The three and six months ended June 30, 2015 included a federal income tax benefit of $48 related to conclusion of the 2007 to 2011 IRS audit.

[2]
Other account value included $31.4 billion, $14.5 billion, and $40.5 billion as of June 30, 2016 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Other account value included $35.5 billion, $15.0 billion, and $40.1 billion at June 30, 2015 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Account values associated with the Retirement Plans and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance transactions.

[3]	Amounts pertain to the Individual Life business sold in 2013.

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
Net income for the three and six months ended June 30, 2016, as compared to the prior year period, decreased primarily due to lower net investment income due to a decrease in income from limited partnerships and alternative investments, lower fee income due to the continued runoff of the variable annuity block, a reduced unlock benefit and the effect of a $48 tax benefit recognized in the prior year period. This was partially offset by lower DAC amortization and lower insurance operating costs and other expenses due to the continued run off of the variable annuity block. In addition, higher net realized capital losses driven by a modified coinsurance reinsurance contract related to the Individual Life business contributed to a decrease in net income for the six months ended June 30, 2016 as compared to the prior year period.
Account values for Talcott Resolution decreased to approximately $151 billion at June 30, 2016 from approximately $164 billion at June 30, 2015 primarily due to net outflows in variable annuity account value and a reduction in Retirement Plans' account value. For the three months ended June 30, 2016 and the six months ended June 30, 2016, variable annuity net outflows were approximately $1.5 billion and $3.0 billion due to the continued runoff of the business.
For the three months ended June 30, 2016, the annualized full surrender rate on variable annuities declined to 7.7% compared to 9.9% for the three months ended June 30, 2015. For the six months ended June 30, 2016, the annualized full surrender rate on variable annuities declined to 7.2% compared to 10.5% for the six months ended June 30, 2015. This decrease was primarily due to lower surrender activity and no in-force management initiatives in 2016. In addition, lower surrender activity for the six months ended June 30, 2016 was due to market declines in the first two months of 2016 resulting in increased value of guarantees which causes fewer policyholders to surrender.
Contract counts decreased 10% for variable annuities at June 30, 2016 compared to June 30, 2015 primarily due to the continued runoff of the block.
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to separate account DRD. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

CORPORATE
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2016	2015	Change	2016	2015	Change
Fee income [1]	$1	$3	(67%)	$2	$5	(60%)
Net investment income	6	4	50%	17	7	143%
Net realized capital gains (losses)	(1)	2	(150%)	(5)	20	(125%)
Total revenues	6	9	(33%)	14	32	(56%)
Insurance operating costs and other expenses [1]	(1)	13	(108%)	5	30	(83%)
Loss on extinguishment of debt	—	21	(100%)	—	21	(100%)
Interest expense	85	89	(4%)	171	183	(7%)
Total benefits, losses and expenses	84	123	(32%)	176	234	(25%)
Loss before income taxes	(78)	(114)	32%	(162)	(202)	20%
Income tax benefit	(82)	(43)	(91%)	(137)	(74)	(85%)
Net income (loss)	$4	$(71)	106%	$(25)	$(128)	80%

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense included in insurance operating costs and other expenses.

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
Net income for the three months ended June 30, 2016 improved from a net loss in the prior year period primarily due to a federal income tax benefit of $53 related to the reduction of the deferred tax valuation allowance on capital loss carryovers, a decrease in insurance operating costs and other expenses and a loss on extinguishment of debt in the second quarter 2015. The reduction in the deferred tax valuation allowance was due to taxable gains on the termination of certain derivatives during the period.
Net loss for the six months ended June 30, 2016 compared to the prior year period decreased primarily due to a federal income tax benefit of $78 related to the partial reduction of the deferred tax valuation allowance on capital loss carryovers, and an increase in net investment income partially offset by a decrease in net realized capital gains (losses). Also contributing to the decrease in net loss was the loss on extinguishment of debt in 2015, lower insurance operating costs and expenses and lower interest expense due to a reduction in debt outstanding.
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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of June 30, 2016:

Coverage	Treaty Term	% of Layer(s) Reinsurance	Per Occurrence Limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event [1]	1/1/2016 to 1/1/2017	90%	$850		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2016 to 6/1/2017	90%	$121	[2]	$38
Workers compensation losses arising from a single catastrophe event [3]	7/1/2016 to 7/1/2017	80%	$350		$100

[1]	Certain aspects of our catastrophe treaty have terms that extend beyond the traditional one year term.

[2]
The per occurrence limit on the Florida Hurricane Catastrophe Fund (“FHCF”) treaty is $121 for the 6/1/2016 to 6/1/2017 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in June 2016.

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
The components of the gross and net reinsurance recoverables are summarized as follows:

Reinsurance Recoverables	As of June 30, 2016	As of December 31, 2015
Paid loss and loss adjustment expenses [1]	$170	$119
Unpaid loss and loss adjustment expenses	2,519	2,662
Gross reinsurance recoverables	$2,689	$2,781
Less: Allowance for uncollectible reinsurance	(228)	(266)
Net reinsurance recoverables	$2,461	$2,515
[1] As of June 30, 2016 included $53 of recoverables from reinsurers for losses paid on the PPG settlement. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Other Operations Claims, Reserve Activity.
Life Insurance Product Reinsurance Recoverables
Life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
The components of the gross and net reinsurance recoverables are as follows:

Reinsurance Recoverables	As of June 30, 2016	As of December 31, 2015
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$20,691	$20,674
Gross reinsurance recoverables	$20,691	$20,674
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,691	$20,674
[1] No allowance for uncollectible reinsurance is required as of June 30, 2016 and December 31, 2015.
As of June 30, 2016, the Company has reinsurance recoverables from MassMutual and Prudential of $8.4 billion and $10.9 billion, respectively. As of December 31, 2015, the Company had reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.8 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Mass Mutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of June 30, 2016, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s Condensed Consolidated Stockholders’ Equity.
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
Talcott Resolution previously issued non-U.S. dollar denominated funding agreement liability contracts that remain outstanding. The Company hedged the foreign currency risk associated with these liability contracts with currency rate swaps.
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
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $41.7 billion and $44.2 billion as of June 30, 2016 and December 31, 2015, respectively.
The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between GMDB and GMWB (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of June 30, 2016
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	$41.7	$3.9	$1.0	48%	10%
GMWB	$19.0	$0.2	$0.2	10%	10%

Total Variable Annuity Guarantees
As of December 31, 2015
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	$44.2	$4.2	$1.1	55%	9%
GMWB	$20.2	$0.2	$0.2	11%	9%

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
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments, such as options, forwards and futures on equities and interest rates, to provide protection against the statutory tail scenario risk arising from GMWB and GMDB liabilities on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by the dynamic hedging program. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in GAAP liabilities.
Variable Annuity Hedging Program Sensitivities
The underlying guaranteed living benefit liabilities (excluding the life contingent portion of GMWB contracts) and hedge assets within the GMWB hedge and Macro hedge programs are carried at fair value.
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments of the dynamic program and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of June 30, 2016 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis	As of June 30, 2016
(before tax and DAC) [1]	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(29)	$(11)	$5	$193	$89	$(61)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$2	$2	$(4)	$12	$6	$(6)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(67)	$(13)	$64	$85	$17	$(82)

[1]	These sensitivities are based on the following key market levels as of June 30, 2016: 1) S&P of 2,099; 2) 10yr US swap rate of 1.38%; 3) S&P 10yr volatility of 27.59%.
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

•
With respect to our fixed annuity business, sustained low interest rates may decrease spread income and potentially increase required reserves which may result in a reduction in statutory surplus and an increase in NAIC required capital.

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
The Company has reinsured approximately 35% of its risk associated with GMWB and 75% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design and expense management.

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
As of June 30, 2016, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see MD&A - Enterprise Risk Management, Insurance Risk Management, Reinsurance as a Risk Management Strategy and the Concentration of Credit Risk section in Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

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
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. The Company’s policies with respect to derivative counterparty exposure establish market-based credit limits, favor long-term financial stability and creditworthiness of the counterparty and typically require credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. The Company also generally requires that OTC derivative contracts be governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.
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
For the company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is a net market value of $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; therefore, the maximum combined threshold for a single counterparty across all legal entities that use derivatives is a net market value of $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2016, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives was a net market value of $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 8 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
For the six months ended June 30, 2016, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	June 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$8,154	$8,887	14.5%	$7,911	$8,179	13.8%
AAA	7,467	7,883	12.9%	6,980	7,195	12.2%
AA	9,709	10,600	17.3%	9,943	10,584	17.9%
A	14,396	15,898	25.9%	14,297	15,128	25.5%
BBB	13,774	14,739	24.1%	14,598	14,918	25.2%
BB & below	3,222	3,234	5.3%	3,236	3,192	5.4%
Total fixed maturities, AFS	$56,722	$61,241	100%	$56,965	$59,196	100%
The value of securities increased, as compared to December 31, 2015, primarily related to a decline in interest rates and credit spread tightening. Also accounting for the increase were purchases within United States Government/Government agencies of agency commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS"), as well as purchases of AAA asset-backed securities (“ABS”) and municipal bonds. These purchases were offset by sales of BBB corporate securities as the Company reallocated into higher credit quality investments. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type as well as fixed maturities and equity, FVO.

Securities by Type
	June 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,336	$16	$(36)	$2,316	3.8%	$2,183	$6	$(40)	$2,149	3.6%
Small business	119	10	(5)	124	0.2%	123	12	(4)	131	0.2%
Other	327	10	—	337	0.6%	214	6	(1)	219	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations ("CLOs")	2,414	2	(25)	2,391	3.9%	2,514	4	(21)	2,497	4.2%
Commercial real estate ("CREs")	29	23	—	52	0.1%	91	42	(1)	132	0.2%
Other [1]	386	38	(1)	424	0.7%	384	29	(1)	409	0.7%
CMBS
Agency backed [2]	1,463	66	(12)	1,517	2.5%	1,224	34	(8)	1,250	2.1%
Bonds	2,795	132	(10)	2,917	4.8%	2,725	58	(29)	2,754	4.7%
Interest only (“IOs”)	756	15	(10)	761	1.2%	719	13	(19)	713	1.2%
Corporate
Basic industry	1,038	88	(7)	1,119	1.8%	1,161	55	(45)	1,171	2.0%
Capital goods	1,631	165	(5)	1,791	2.9%	1,781	110	(15)	1,876	3.2%
Consumer cyclical	1,839	134	(4)	1,969	3.2%	1,848	68	(24)	1,892	3.2%
Consumer non-cyclical	3,584	384	(2)	3,966	6.5%	3,735	196	(24)	3,907	6.6%
Energy	1,975	157	(27)	2,105	3.4%	2,276	84	(111)	2,249	3.8%
Financial services	5,713	375	(52)	6,036	9.9%	6,083	246	(63)	6,266	10.6%
Tech./comm.	3,419	372	(18)	3,773	6.2%	3,553	229	(62)	3,720	6.3%
Transportation	826	79	(5)	900	1.5%	869	43	(10)	902	1.5%
Utilities	4,734	510	(11)	5,233	8.5%	4,395	299	(60)	4,634	7.8%
Other	251	17	(2)	266	0.4%	175	12	(2)	185	0.3%
Foreign govt./govt. agencies	1,116	78	(6)	1,188	1.9%	1,321	34	(47)	1,308	2.2%
Municipal bonds
Taxable	1,368	228	(1)	1,595	2.6%	1,315	92	(9)	1,398	2.4%
Tax-exempt	9,838	1,180	(2)	11,016	18.0%	9,809	916	(2)	10,723	18.1%
RMBS
Agency	2,649	103	(1)	2,751	4.5%	2,206	64	(6)	2,264	3.8%
Non-agency	82	3	—	85	0.1%	89	2	—	91	0.2%
Alt-A	115	2	(1)	116	0.2%	68	1	—	69	0.1%
Sub-prime	1,877	15	(18)	1,874	3.1%	1,623	15	(16)	1,622	2.7%
U.S. Treasuries	4,042	577	—	4,619	7.5%	4,481	222	(38)	4,665	7.9%
Fixed maturities, AFS	56,722	4,779	(261)	61,241	100%	56,965	2,892	(658)	59,196	100%
Equity securities
Financial services	140	8	(2)	146	17.7%	159	1	(2)	158	18.8%
Other	632	71	(22)	681	82.3%	683	37	(39)	681	81.2%
Equity securities, AFS	772	79	(24)	827	100%	842	38	(41)	839	100%
Total AFS securities	$57,494	$4,858	$(285)	$62,068		$57,807	$2,930	$(699)	$60,035
Fixed maturities, FVO				$411					$503
Equity, FVO [3]				$—					$348

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of June 30, 2016.

The increase in the fair value of AFS securities, as compared to December 31, 2015, was primarily attributable to a decline in interest rates and tighter credit spreads. The Company also reduced its allocation to corporate securities, including specific financial services and energy holdings, and funded purchases of agency CMBS and RMBS to enhance liquidity.
Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturities and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

	June 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$40	$43	$3	$40	$42	$2
AA	726	762	36	747	763	16
A	2,621	2,811	190	2,922	3,025	103
BBB	2,062	2,164	102	2,133	2,188	55
BB & below	404	402	(2)	400	406	6
Total [1]	$5,853	$6,182	$329	$6,242	$6,424	$182

[1]
Included equity, AFS securities with an amortized cost and fair value of $140 and $146, respectively as of June 30, 2016 and an amortized cost and fair value of $159 and $158, respectively, as of December 31, 2015 included in the AFS by type table above.

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
CMBS – Bonds [1]

June 30, 2016
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$119	$133	$49	$57	$3	$3	$5	$5	$2	$2	$178	$200
2006	69	70	92	92	124	124	38	39	4	4	327	329
2007	233	236	124	128	121	123	10	10	21	21	509	518
2008	36	38	—	—	—	—	—	—	—	—	36	38
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	8	8	—	—	—	—	—	—	26	28
2011	55	61	—	—	5	5	20	19	—	—	80	85
2012	40	42	6	6	30	30	38	37	—	—	114	115
2013	16	17	95	102	100	106	15	16	—	—	226	241
2014	301	324	59	63	75	76	6	6	—	—	441	469
2015	200	212	177	183	199	205	84	83	—	—	660	683
2016	51	54	45	47	63	70	28	29	—	—	187	200
Total	$1,149	$1,218	$655	$686	$720	$742	$244	$244	$27	$27	$2,795	$2,917
Credit protection	33.2%		23.7%		19.9%		16.5%		32.3%		26.1%

December 31, 2015
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$110	$119	$77	$83	$5	$5	$5	$5	$2	$2	$199	$214
2006	149	151	102	104	140	141	61	62	22	22	474	480
2007	202	206	170	178	81	83	20	20	51	52	524	539
2008	37	38	—	—	—	—	—	—	—	—	37	38
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	8	8	—	—	—	—	—	—	26	27
2011	55	59	—	—	—	—	23	23	—	—	78	82
2012	40	40	6	6	26	26	33	32	—	—	105	104
2013	16	16	95	97	79	80	9	10	1	1	200	204
2014	329	335	58	58	69	68	6	6	2	2	464	469
2015	201	197	163	158	172	165	71	66	—	—	607	586
Total	$1,168	$1,191	$679	$692	$572	$568	$228	$224	$78	$79	$2,725	$2,754
Credit protection	32.9%		25.8%		18.4%		16.6%		18.7%		26.3%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $29 and $52, respectively, as of June 30, 2016, and $91 and $132 respectively, as of December 31, 2015. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, but may include participations. Loan participations are loans that the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of June 30, 2016, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	June 30, 2016			December 31, 2015
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$19	$(3)	$16	$33	$(7)	$26
Whole loans	5,521	(16)	5,505	5,458	(16)	5,442
A-Note participations	138	—	138	139	—	139
B-Note participations	—	—	—	17	—	17
Total	$5,678	$(19)	$5,659	$5,647	$(23)	$5,624

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
The Company funded $175 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 67% and a weighted average yield of 3.84% during the six months ended June 30, 2016. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of June 30, 2016, or December 31, 2015.

Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's available-for-sale investments in municipal bonds.

	June 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,947	$2,176	AA	$2,069	$2,243	AA
Pre-Refunded [1]	1,220	1,315	AAA	850	903	AAA
Revenue
Transportation	1,624	1,888	A+	1,566	1,744	A+
Health Care	1,295	1,455	A-	1,371	1,499	AA-
Water & Sewer	1,152	1,277	AA	1,228	1,324	AA
Education	1,118	1,256	AA+	1,109	1,205	AA
Sales Tax	700	821	AA-	692	779	AA-
Leasing [2]	749	854	AA-	728	803	AA-
Power	604	682	A+	658	709	A+
Housing	103	112	A+	91	94	AA
Other	694	775	AA-	762	818	AA-
Total Revenue	8,039	9,120	AA-	8,205	8,975	AA-
Total Municipal	$11,206	$12,611	AA	$11,124	$12,121	AA-

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

As of June 30, 2016 and December 31, 2015, the largest issuer concentrations were the state of California, the Commonwealth of Massachusetts, and the New York Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were comprised of general obligation and revenue bonds.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds, and private equity and other funds. Hedge funds are comprised of half equity and credit-related funds and half global macro funds. Real estate funds consist of investments primarily in real estate equity funds, including some funds with public market exposure, and real estate joint ventures. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential as well as limited exposure to public markets.

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Hedge funds	$710	27.6%	$1,034	36.0%
Real estate funds	604	23.4%	576	20.0%
Private equity and other funds	1,264	49.0%	1,264	44.0%
Total	$2,578	100%	$2,874	100%

Available-for-Sale Securities — Unrealized Loss Aging
Total gross unrealized losses were $285 as of June 30, 2016 and have decreased $414, or 59%, from December 31, 2015 primarily due to lower interest rates and tighter credit spreads. As of June 30, 2016, $247 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $38 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily corporate securities and securities with exposure to commercial real estate, which are depressed primarily due to wider credit spreads and/or higher interest rates since the securities were purchased.
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
The following tables present the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position:

	June 30, 2016				December 31, 2015
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	928	$1,631	$1,608	$(23)	2,094	$10,535	$10,398	$(137)
Greater than three to six months	383	1,098	1,079	(20)	819	2,837	2,735	(102)
Greater than six to nine months	427	1,238	1,206	(32)	933	4,421	4,194	(227)
Greater than nine to eleven months	351	1,031	999	(32)	329	1,302	1,242	(60)
Twelve months or more	828	4,040	3,862	(178)	675	3,072	2,896	(173)
Total	2,917	$9,038	$8,754	$(285)	4,850	$22,167	$21,465	$(699)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives within certain securities as changes in value are recorded in net realized capital gains (losses).
The following table presents the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the preceding table):

	June 30, 2016				December 31, 2015
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	152	$45	$35	$(10)	240	$288	$212	$(76)
Greater than three to six months	62	14	10	(4)	130	77	51	(26)
Greater than six to nine months	49	12	8	(4)	5	3	2	(1)
Greater than nine to eleven months	9	31	23	(8)	6	12	8	(4)
Twelve months or more	45	37	25	(12)	50	28	18	(10)
Total	317	$139	$101	$(38)	431	$408	$291	$(117)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives within certain securities as changes in value are recorded in net realized capital gains (losses).

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
CRE CDOs	$—	$—	$—	$1
CMBS IOs	—	1	1	1
Corporate	6	7	25	12
Equity	1	—	4	1
Municipal	—	1	—	1
RMBS
Sub-prime	—	—	—	1
Foreign government	—	—	—	4
Other	—	2	—	2
Total	$7	$11	$30	$23
Three and six months ended June 30, 2016
For the three and six months ended June 30, 2016, impairments recognized in earnings were comprised of credit impairments of $5 and $23, respectively, impairments on equity securities of $1 and $4, respectively, and securities that the Company intends to sell ("intent-to-sell impairments") of $1 and $3, respectively.
Credit impairments for the three months ended June 30, 2016 primarily related to one euro denominated corporate bond due to the strengthening of the U.S. dollar since purchase. Credit impairments for the six months ended June 30, 2016 were primarily related to corporate securities and were identified through security specific reviews and resulted from changes in the financial condition and near term prospects of certain issuers. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends as well as our expectations with respect to security specific developments. Impairments on equity securities were comprised of securities in an unrealized loss position that the Company does not believe will recover in the foreseeable future. Intent-to-sell impairments for the three and six months ended June 30, 2016 were primarily comprised of securities in the corporate sector.
Non-credit impairments recognized in other comprehensive income were $1 and $5 for the three and six months ended June 30, 2016, respectively. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads.
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
Three and six months ended June 30, 2015
For the three and six months ended June 30, 2015, impairments recognized in earnings were comprised of securities the Company intends to sell of $8 and $17, respectively, credit impairments of $1 and $4, respectively, and other impairments of $2 and $2, respectively. Impairments for the the three and six months ended June 30, 2015 were primarily impairments on securities the Company has made the decision to sell. Credit impairments for the three and six months ended June 30, 2015 were primarily identified through security specific reviews and resulted from changes in the financial condition and near term prospects of certain issuers. Non-credit impairments recognized in other comprehensive income were $2 for the three and six months ended June 30, 2015.

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
As of June 30, 2016, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.8 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payments of 5.5% senior notes of $275 at maturity in October 2016 and 5.375% senior notes of $416 at maturity in March 2017, interest payments on debt of approximately $325 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $325.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of June 30, 2016, there were no amounts outstanding from the HFSG Holding Company.
Debt
In 2015, the Board of Directors authorized the extension of the existing debt capital management program through December 31, 2016. The Company has remaining authorization of approximately $180 under the program. Any debt capital management actions are dependent on market conditions and other factors.
Equity
During the six months ended June 30, 2016, the Company repurchased 16.2 million common shares for $700. During the period July 1, 2016 to July 27, 2016, the Company repurchased 2.0 million common shares for $89.
For further information about equity repurchases, see Part II. Other Information, Item 2.
Dividends
On July 21, 2016, The Hartford's Board of Directors declared a quarterly dividend of $0.21 per common share payable on October 3, 2016 to common shareholders of record as of September 1, 2016.
On May 19, 2016, The Hartford's Board of Directors declared a quarterly dividend of $0.21 per common share payable on July 1, 2016 to common shareholders of record as of June 1, 2016.
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
In 2016, The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.6 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. During the first six months of 2016, HFSG Holding Company received approximately $400 in dividends from its property and casualty insurance subsidiaries.
In 2016, Hartford Life and Accident Insurance Company ("HLA") is permitted to pay up to a maximum of $165 in dividends without prior approval from the insurance commissioner. During the six months of 2016, HFSG Holding Company received approximately $120 in dividends from HLA.
During the first six months of 2016, HFSG Holding Company received approximately $500 in dividends from Hartford Life Insurance Company ("HLIC").
In July 2016, HFSG Holding Company received approximately $250 in dividends from a series of transactions with its property-casualty and life insurance subsidiaries. HLIC paid a $250 dividend to HLI which paid a $250 dividend to its parent, Hartford Holdings, Inc. (“HHI”) which used $200 of this amount to pay down principal under its intercompany note with Hartford Fire Insurance Company ("Hartford Fire") and used the remaining $50 to pay a dividend to the HFSG Holding Company.  Hartford Fire paid a $200 dividend to the HFSG Holding Company reflecting the note payment from HHI.
Over the remainder of 2016, HSFG Holding Company anticipates receiving additional net dividends of approximately $400 from its property-casualty insurance subsidiaries and $120 from HLA, subject to regulatory approval.  HLIC has no ordinary dividend capacity for the remainder of 2016.
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
Shelf Registrations
On August 9, 2013, The Hartford filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-190506) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement. The Company intends to file for a new automatic shelf registration with the SEC before the current shelf registration expires in August 2016.

Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford pays the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of June 30, 2016, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of June 30, 2016, there was no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of June 30, 2016, no borrowings were outstanding under the Credit Facility. As of June 30, 2016, the Company was in compliance with all financial covenants within the Credit Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2016 is $1.3 billion. Of this $1.3 billion, the legal entities have posted collateral of $1.6 billion in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2016, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of June 30, 2016, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $125 and $(14), respectively.
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
Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

June 30, 2016
Fixed maturities	$26,647
Short-term investments	777
Cash	145
Less: Derivative collateral	269
Total	$27,300
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $42 billion of cash and total general account invested assets, which included a significant short-term investment position to meet liquidity needs.
Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

June 30, 2016
Fixed maturities	$33,671
Short-term investments	1,204
Cash	315
Less: Derivative collateral	1,408
Total	$33,782
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
HLIC, an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The CTDOI will permit HLIC to pledge up to $1.2 billion in qualifying assets to secure FHLBB advances for 2016. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI in order to exceed these limits. As of June 30, 2016, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	June 30, 2016
Total Life contractholder obligations	$169,541
Less: Separate account assets [1]	117,851
General account contractholder obligations	$51,690
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$25,370
U.S. Fixed MVA annuities [3]	5,371
Other [4]	20,949
General account contractholder obligations	$51,690

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

[3]
Relates to annuities that are recorded in the general account under U.S. GAAP as the contractholders are subject to the Company's credit risk, although these annuities are held in a statutory separate account. In the statutory separate account, Life Operations is required to maintain invested assets with a fair value greater than or equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, Life Operations is required to contribute additional capital to the statutory separate account. Life Operations will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are currently at least equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life Operations.

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
Capitalization
The capital structure of The Hartford consists of debt and stockholders’ equity, summarized as follows:

	June 30, 2016	December 31, 2015	Change
Short-term debt (includes current maturities of long-term debt)	$690	$275	151%
Long-term debt	4,634	5,084	(9)%
Total debt [1]	5,324	5,359	(1)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	17,659	17,971	(2)%
AOCI, net of tax	900	(329)	NM
Total stockholders’ equity	$18,559	$17,642	5%
Total capitalization including AOCI	$23,883	$23,001	4%
Debt to stockholders’ equity	29%	30%
Debt to capitalization	22%	23%

[1]	Total debt of the Company excludes $32 and $38 of consumer notes as of June 30, 2016 and December 31, 2015, respectively.
Total stockholders' equity increased in the second quarter of 2016 primarily due to an increase in net unrealized capital gains from securities within AOCI. Total capitalization increased $882, or 4%, as of June 30, 2016 compared to December 31, 2015 primarily due to increases in AOCI.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 10 - Changes In and Reclassifications From Accumulated Other Comprehensive Income, and Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Cash Flows

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$816	$1,109
Net cash provided by investing activities	$341	$468
Net cash used for financing activities	$(1,132)	$(1,468)
Cash – end of period	$461	$493
Cash provided by operating activities decreased in 2016 as compared to the prior year period primarily due to an increase in claims paid in the three months ended June 30, 2016, including the Company's payment of $315 related to the settlement of PPG asbestos liabilities. For more information related to this settlement, see MD&A - Critical Accounting Estimates, Property & Casualty Other Operations Claims.
Cash provided by investing activities in 2016 primarily relates to net proceeds from available-for-sale securities of $578 and net proceeds from derivatives of $295, partially offset by net payments for short-term investments of $666. Cash provided by investing activities in 2015 primarily relates to net proceeds from short-term investments of $1.6 billion, partially offset by net payments for available-for-sale securities of $567.
Cash used for financing activities in 2016 consists primarily of acquisition of treasury stock of $700 and net payments for deposits, transfers and withdrawals for investments and universal life products of $402. Cash used for financing activities in 2015 consists primarily of repayment of debt of $585, net payments for deposits, transfers and withdrawals for investments and universal life products of $546 and acquisition of treasury stock of $500, partially offset by $311 in proceeds from securities sold under repurchase agreements.
Operating cash flows for the six months ended June 30, 2016 have been adequate to meet liquidity requirements.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of July 26, 2016.

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

Statutory Capital
The table below sets forth statutory capital for the Company’s insurance subsidiaries.

	June 30, 2016	December 31, 2015
Life insurance subsidiaries	$6,276	$6,591
Property and casualty insurance subsidiaries	8,609	8,563
Total	$14,885	$15,154
Statutory capital for the life insurance subsidiaries decreased by $315 primarily due to dividends of $620, partially offset by net income from non-variable annuity business of $210 and variable annuity impacts of $159.
Statutory capital for property and casualty increased by $46, primarily due to statutory net income of $392 and a decrease in non-admitted assets of $45, partially offset by dividends to HFSG Holding Company of $400.
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

United States Department of Labor Fiduciary Rule
On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. Implementation will be phased in, with the regulation in full effect by January 1, 2018. The regulation could have an adverse impact on our current offerings of mutual funds, along with contracts in our run-off lines of business, and may impact the way we provide investment-related information and support to financial advisors, plan sponsors, plan participants, plan beneficiaries and Individual Retirement Account owners. On June 1, 2016, a group of nine plaintiffs, including the U.S. Chamber of Commerce and the Securities Industry and Financial Markets Association (SIFMA), filed a lawsuit against the DOL challenging the fiduciary rule. In addition, other industry groups and insurers have filed separate lawsuits against DOL. Among the claims, the lawsuits allege the unconstitutionality of the fiduciary rule and that DOL exceeded its rulemaking authority. We are currently analyzing the potential effect of the regulation and subsequent litigation on our businesses.
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
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2016.
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
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to The Hartford Capital Appreciation Fund. In March 2016, the court, in large part, denied summary judgment for all parties. The court granted judgment for HFMC and HIFSCO with respect to all claims made by The Hartford Small Company Fund and certain claims made by The Hartford Floating Rate Fund. The court further ruled that the appropriate measure of damages on the surviving claims is the difference, if any, between the actual advisory fees paid through trial and those that could have been paid under the applicable legal standard. There is currently no trial date, but the matter may be set for trial as early as September 2016.
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
Investing in The Hartford involves risk. The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the Company's Annual Report on Form 10-K ("2015 Annual Report). Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Annual Report. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
The amendments to the risk factor noted below are due to potential impacts of the referendum vote on June 23, 2016, by the United Kingdom (“UK”) to leave the European Union (“EU”) (commonly referred to as “Brexit”).
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
Brexit has caused significant volatility in global stock markets and current exchange rates, and has deepened the political, economic and global market uncertainty.  The geopolitical impacts of Brexit are unknown and may adversely affect long-term European and global economic growth and forecasts.  The United States Federal Reserve and other major central banks may continue with the current accommodative monetary policy for a longer period of time due to increasingly higher levels of political and market turmoil that could persist until some clarity emerges around the UK’s exit process from the EU and the impact of the leave on the economies of the other European countries.
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
The Company's total authorization for equity repurchases is $4.375 billion for the period January 1, 2014 through December 31, 2016. The following table summarizes the Company’s repurchases of its common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2016 - April 30, 2016	2,553,633	$45.49	2,553,633	$864
May 1, 2016 - May 31, 2016	2,677,759	$44.62	2,677,759	$744
June 1, 2016 - June 30, 2016	2,595,937	$44.11	2,595,937	$630
Total	7,827,329	$44.74	7,827,329
Item 6.     EXHIBITS

See Exhibits Index on page	132.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	July 28, 2016	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2016
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date

3.01	Amended and Restated By-Laws of The Hartford Financial Services Group, Inc. ("The Hartford"), amended effective on July 21, 2016.	8-K	001-13958	3.1	7/21/2016
15.01	Deloitte & Touche LLP Letter of Awareness.**

31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.02	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

**	Filed with the Securities and Exchange Commission as an exhibit to this report.