Form 10-Q
period 2016-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2016-10-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 26, 2016, there were outstanding 377,734,367 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

◦	the financial impacts on the Company relating to the referendum vote on June 23, 2016 by the United Kingdom to leave the European Union;

◦	financial risk related to the continued reinvestment of our investment portfolios and performance of our hedge program for our runoff annuity block;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.
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

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 27, 2016

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2016	2015	2016	2015
	(Unaudited)
Revenues
Earned premiums	$3,484	$3,404	$10,332	$10,117
Fee income	432	448	1,280	1,376
Net investment income	772	730	2,203	2,335
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	(15)	(42)	(50)	(67)
OTTI losses recognized in other comprehensive income (loss) (“OCI”)	1	2	6	4
Net OTTI losses recognized in earnings	(14)	(40)	(44)	(63)
Other net realized capital gains (losses)	(3)	(4)	(75)	33
Total net realized capital losses	(17)	(44)	(119)	(30)
Other revenues	24	24	67	66
Total revenues	4,695	4,562	13,763	13,864
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,780	2,710	8,563	8,085
Amortization of deferred policy acquisition costs ("DAC")	403	434	1,145	1,212
Insurance operating costs and other expenses	898	971	2,719	2,829
Loss on extinguishment of debt	—	—	—	21
Reinsurance gain on dispositions	—	(20)	—	(28)
Interest expense	86	88	257	271
Total benefits, losses and expenses	4,167	4,183	12,684	12,390
Income before income taxes	528	379	1,079	1,474
Income tax expense	90	7	102	222
Income from continuing operations, net of tax	438	372	977	1,252
Income from discontinued operations, net of tax	—	9	—	9
Net income	$438	$381	$977	$1,261
Income from continuing operations, net of tax, per common share
Basic	$1.14	$0.90	$2.50	$2.99
Diluted	$1.12	$0.88	$2.45	$2.92
Net income per common share
Basic	$1.14	$0.92	$2.50	$3.01
Diluted	$1.12	$0.90	$2.45	$2.94
Cash dividends declared per common share	$0.21	$0.21	$0.63	$0.57
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
	(Unaudited)
Net income	$438	$381	$977	$1,261
Other comprehensive income (loss):
Changes in net unrealized gain on securities	22	(94)	1,180	(807)
Changes in OTTI losses recognized in other comprehensive income	5	3	2	1
Changes in net gain on cash flow hedging instruments	(28)	48	42	20
Changes in foreign currency translation adjustments	78	(14)	65	(30)
Changes in pension and other postretirement plan adjustments	10	9	27	28
OCI, net of tax	87	(48)	1,316	(788)
Comprehensive income	$525	$333	$2,293	$473
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $55,742 and $56,965)	$60,225	$59,196
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $0 and $150)	360	503
Equity securities, available-for-sale, at fair value (cost of $812 and $1,135) (includes equity securities, at fair value using the fair value option, of $0 and $282, and variable interest entity assets of $0 and $1)	875	1,121
Mortgage loans (net of allowances for loan losses of $19 and $23)	5,611	5,624
Policy loans, at outstanding balance	1,432	1,447
Limited partnerships and other alternative investments (includes variable interest entity assets of $0 and $2)	2,482	2,874
Other investments	515	120
Short-term investments (includes variable interest entity assets, at fair value, of $0 and $3)	2,219	1,843
Total investments	73,719	72,728
Cash (includes variable interest entity assets, at fair value, of $5 and $10)	810	448
Premiums receivable and agents’ balances, net	3,663	3,537
Reinsurance recoverables, net	23,126	23,189
Deferred policy acquisition costs	1,683	1,816
Deferred income taxes, net	2,439	3,206
Goodwill	567	498
Property and equipment, net	1,001	974
Other assets	1,853	1,829
Assets held for sale	921	—
Separate account assets	118,648	120,123
Total assets	$228,430	$228,348
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,852	$41,572
Other policyholder funds and benefits payable	31,245	31,670
Unearned premiums	5,622	5,385
Short-term debt	690	275
Long-term debt	4,635	5,084
Other liabilities (includes variable interest entity liabilities of $5 and $12)	6,427	6,597
Liabilities held for sale	653	—
Separate account liabilities	118,648	120,123
Total liabilities	$209,772	$210,706
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 490,923,222 shares issued	5	5
Additional paid-in capital	8,893	8,973
Retained earnings	13,282	12,550
Treasury stock, at cost — 111,275,234 and 89,102,038 shares	(4,509)	(3,557)
Accumulated other comprehensive income ("AOCI"), net of tax	987	(329)
Total stockholders’ equity	$18,658	$17,642
Total liabilities and stockholders’ equity	$228,430	$228,348
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended September 30,
(In millions, except for share data)	2016	2015
	(Unaudited)
Common Stock	$5	$5
Additional Paid-in Capital, beginning of period	8,973	9,123
Issuance of shares under incentive and stock compensation plans	(129)	(164)
Stock-based compensation plans expense	58	57
Tax benefit on employee stock options and share-based awards	2	27
Issuance of shares for warrant exercise	(11)	(87)
Additional Paid-in Capital, end of period	8,893	8,956
Retained Earnings, beginning of period	12,550	11,191
Net income	977	1,261
Dividends declared on common stock	(245)	(237)
Retained Earnings, end of period	13,282	12,215
Treasury Stock, at cost, beginning of period	(3,557)	(2,527)
Treasury stock acquired	(1,050)	(800)
Issuance of shares under incentive and stock compensation plans	134	182
Net shares acquired related to employee incentive and stock compensation plans	(47)	(54)
Issuance of shares for warrant exercise	11	87
Treasury Stock, at cost, end of period	(4,509)	(3,112)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(329)	928
Total other comprehensive income (loss)	1,316	(788)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	987	140
Total Stockholders’ Equity	$18,658	$18,204
Common Shares Outstanding, beginning of period (in thousands)	401,821	424,416
Treasury stock acquired	(24,652)	(18,625)
Issuance of shares under incentive and stock compensation plans	3,297	4,617
Return of shares under incentive and stock compensation plans to treasury stock	(1,091)	(1,306)
Issuance of shares for warrant exercise	273	2,212
Common Shares Outstanding, at end of period	379,648	411,314
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2016	2015
Operating Activities	(Unaudited)
Net income	$977	$1,261
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	119	30
Amortization of deferred policy acquisition costs	1,145	1,212
Additions to deferred policy acquisition costs	(1,052)	(1,055)
Depreciation and amortization	296	245
Loss on extinguishment of debt	—	21
Reinsurance gain on disposition	—	(28)
Other operating activities, net	119	78
Change in assets and liabilities:
Decrease in reinsurance recoverables	349	161
Increase (decrease) in deferred and accrued income taxes	(51)	254
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	403	449
Net change in other assets and other liabilities	(900)	(628)
Net cash provided by operating activities	1,405	2,000
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	17,007	19,210
Fixed maturities, fair value option	163	111
Equity securities, available-for-sale	562	1,171
Mortgage loans	325	613
Partnerships	656	298
Payments for the purchase of:
Fixed maturities, available-for-sale	(16,141)	(19,919)
Fixed maturities, fair value option	(94)	(180)
Equity securities, available-for-sale	(384)	(1,007)
Mortgage loans	(305)	(612)
Partnerships	(298)	(411)
Net proceeds from derivatives	154	64
Net increase (decrease) in policy loans	14	(12)
Net additions to property and equipment	(183)	(194)
Net proceeds from (payments for) short-term investments	(388)	1,472
Other investing activities, net	32	(1)
Acquisitions, net of cash acquired	(175)	—
Net cash provided by investing activities	945	603
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,381	3,703
Withdrawals and other deductions from investment and universal life-type contracts	(11,737)	(12,935)
Net transfers from separate accounts related to investment and universal life-type contracts	7,734	8,218
Repayments at maturity or settlement of consumer notes	(14)	(31)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(38)	313
Repayment of debt	—	(585)
Net issuance of shares under incentive and stock compensation plans and excess tax benefit	10	40
Treasury stock acquired	(1,050)	(800)
Dividends paid on common stock	(253)	(229)
Net cash used for financing activities	(1,967)	(2,306)
Foreign exchange rate effect on cash	(21)	(31)
Net increase in cash	362	266
Cash – beginning of period	448	399
Cash – end of period	$810	$665
Supplemental Disclosure of Cash Flow Information
Income tax refunds received (paid)	$(131)	$80
Interest paid	$239	$258
See Notes to Condensed Consolidated Financial Statements

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group life and disability products, and mutual funds and exchange traded funds to individual and business customers in the United States (collectively, “The Hartford”, the “Company”, “we” or “our”). Also, the Company continues to runoff life and annuity products previously sold.
On July 29, 2016, the Company completed the acquisition of Northern Homelands Company, the holding company of Maxum Specialty Insurance Group (collectively "Maxum"). On July 29, 2016, the Company completed the acquisition of Lattice Strategies LLC ("Lattice"). On July 26, 2016, the Company announced the signing of a definitive agreement to sell its United Kingdom ("U.K.") property and casualty run-off subsidiaries. For discussion of these transactions, see Note 2 - Business Acquisitions and Dispositions of Notes to Condensed Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Future Adoption of New Accounting Standards
Financial Instruments - Credit Losses
In June 2016, the FASB issued updated guidance for recognition and measurement of credit losses on financial instruments. The new guidance will replace the “incurred loss” approach with an “expected loss” model for recognizing credit losses for instruments carried at other than fair value, which will initially result in the recognition of greater allowances for losses. The allowance will be an estimate of credit losses expected over the life of debt instruments, such as mortgage loans, reinsurance recoverables and receivables. Credit losses on available-for-sale (“AFS”) debt securities carried at fair value will continue to be measured as other-than-temporary impairments (“OTTI”) when incurred; however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on AFS securities cannot cause the net carrying value to be below fair value and, therefore, it is possible that increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance will also require purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. The guidance is effective January 1, 2020 through a cumulative-effect adjustment to retained earnings for the change in the allowance for credit losses for debt instruments carried at other than fair value. No allowance will be recognized at adoption for AFS debt securities; rather, their cost basis will be evaluated for an allowance for OTTI prospectively. Early adoption is permitted as of January 1, 2019. The Company has not yet determined the timing for adoption or estimated the effect on the Company’s consolidated financial statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Acquisitions and Dispositions

Business Acquisitions
Maxum
On July 29, 2016, the Company acquired 100% of the outstanding shares of Northern Homelands Company, the holding company of Maxum Specialty Insurance Group headquartered in Alpharetta, Georgia in a cash transaction for approximately $169, subject to post closing adjustments. The acquisition adds excess and surplus lines capability to the Company's Small Commercial line of business. Maxum will maintain its brand and limited wholesale distribution model. Maxum's revenues and earnings since the acquisition date are included in the Company's Condensed Consolidated Statements of Operations and are not material to the Company's consolidated results of operations for the three and nine months ended September 30, 2016.
The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date.

As of July 29, 2016
Assets
Cash and investments (including cash of $12)	$274
Reinsurance recoverables	113
Intangible assets [1]	11
Other assets	80
Total assets acquired	478
Liabilities
Unpaid losses	235
Unearned premiums	77
Other liabilities	34
Total liabilities assumed	346
Net identifiable assets acquired	132
Goodwill [2]	37
Net assets acquired	$169

[1]
Comprised of indefinite lived intangibles of $5 related to state insurance licenses acquired and other intangibles of $6 related to agency distribution relationships of Maxum which will amortize over 10 years.

[2]	Non-deductible for income tax purposes.
The goodwill recognized is attributable to expected growth from the opportunity to sell both existing products and excess and surplus lines coverage to a broader customer base and will be allocated to the Small Commercial reporting unit within the Commercial Lines reporting segment.
The Company recognized $1 of acquisition related costs in the three months ended September 30, 2016. These costs are included in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations.
Lattice
On July 29, 2016, an indirect wholly-owned subsidiary of the Company acquired 100% of the membership interests outstanding of Lattice Strategies LLC, an investment management firm and provider of strategic beta exchange-traded funds ("ETF") with approximately $200 of assets under management ("AUM") at the acquisition date.
The following table summarizes the fair value of the consideration transferred at the acquisition date.

Fair value of consideration transferred
Cash	$19
Contingent consideration	23
Total	$42
The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Acquisitions and Dispositions (continued)

As of July 29, 2016
Assets
Intangible assets [1]	$11
Other assets (including cash of $1)	2
Total assets acquired	13
Liabilities
Total liabilities assumed	1
Net identifiable assets acquired	12
Goodwill [2]	30
Net assets acquired	$42

[1]	Comprised of an indefinite lived intangible asset of $10 related to customer relationships and $1 of other intangibles, which are amortizable over 5 to 8 years.

[2]	Deductible for federal income tax purposes.
Lattice's revenues and earnings since the acquisition date are included in the Company's Condensed Consolidated Statements of Operations in the Mutual Funds reporting segment and are not material to the Company's consolidated results of operations for the three and nine months ended September 30, 2016.
In addition to the initial cash consideration, the Company is required to make future payments to the former owners of Lattice of up to $60 based upon growth in ETF AUM over a four-year period beginning on the date of acquisition. The contingent consideration was measured at fair value at the acquisition date by projecting future ETF AUM and discounting expected payments back to the valuation date. The projected ETF AUM and risk-adjusted discount rate are significant unobservable inputs to fair value.
The goodwill recognized is attributable to the fact that the acquisition of Lattice enables the Company to offer ETFs which are expected to be a significant source of future revenue and earnings growth. Goodwill will be allocated to the Mutual Funds reporting segment.
The Company recognized $1 of acquisition related costs in the three months ended September 30, 2016. These costs are included in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations.
Business Disposition
Sale of U.K. businesses
On July 26, 2016, the Company announced it had entered into an agreement to sell its U.K. property and casualty run-off subsidiaries, Hartford Financial Products International Limited and Downlands Liability Management Limited, in a cash transaction to Catalina Holdings UK Limited ("buyer"), for approximately $268, net of transaction costs. The Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. Revenues and earnings are not material to the Company's consolidated results of operations for the three and nine months ended September 30, 2016 and 2015.
The Company recognized an estimated capital loss of $59, before tax, and related income tax benefit of $65, for an estimated after-tax net gain of $6 on the sale for the three and nine months ended September 30, 2016. The accrual for the estimated before tax loss is included as a reduction of the carrying value of assets held for sale in the Company's Condensed Consolidated Balance Sheets as of September 30, 2016. The transaction is expected to close in the fourth quarter of 2016, subject to regulatory approvals and other customary closing conditions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Acquisitions and Dispositions (continued)

The carrying values of the assets and liabilities to be transferred by the Company to the buyer in connection with the sale are as follows:

As of September 30, 2016
Assets
Cash and investments	$695
Reinsurance recoverables [1]	226
Total assets held for sale	921
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	638
Other liabilities	15
Total liabilities held for sale	$653

[1]	Includes intercompany reinsurance recoverables of $58 to be settled in cash or securities prior to closing.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2016	2015	2016	2015
Earnings
Income from continuing operations
Income from continuing operations, net of tax	$438	$372	$977	$1,252
Income from discontinued operations, net of tax	—	9	—	9
Net income	$438	$381	$977	$1,261
Shares
Weighted average common shares outstanding, basic	383.8	413.8	391.4	418.4
Dilutive effect of stock compensation plans	3.2	5.1	3.5	5.0
Dilutive effect of warrants	3.5	4.1	3.6	4.9
Weighted average common shares outstanding and dilutive potential common shares	390.5	423.0	398.5	428.3
Net income per common share
Basic
Income from continuing operations, net of tax	$1.14	$0.90	$2.50	$2.99
Income from discontinued operations, net of tax	—	0.02	—	0.02
Net income per common share	$1.14	$0.92	$2.50	$3.01
Diluted
Income from continuing operations, net of tax	$1.12	$0.88	$2.45	$2.92
Income from discontinued operations, net of tax	—	0.02	—	0.02
Net income per common share	$1.12	$0.90	$2.45	$2.94
4. Segment Information
The Company currently conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category. The Company's revenues are generated primarily in the United States ("U.S."). Any foreign sourced revenue is immaterial.
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Income (Loss)	2016	2015	2016	2015
Commercial Lines	$272	$211	$740	$710
Personal Lines	29	19	(4)	136
Property & Casualty Other Operations	31	16	(106)	(72)
Group Benefits	62	42	167	150
Mutual Funds	21	22	61	66
Talcott Resolution	78	74	199	402
Corporate	(55)	(3)	(80)	(131)
Net income	$438	$381	$977	$1,261

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2016	2015	2016	2015
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$772	$769	$2,299	$2,273
Liability	156	146	447	423
Package business	313	305	925	896
Automobile	162	156	472	456
Professional liability	57	58	165	168
Bond	56	55	163	163
Property	161	158	479	474
Total Commercial Lines	1,677	1,647	4,950	4,853
Personal Lines
Automobile	686	674	2,044	1,994
Homeowners	294	303	887	901
Total Personal Lines [1]	980	977	2,931	2,895
Property & Casualty Other Operations	—	1	—	1
Group Benefits
Group disability	378	361	1,128	1,106
Group life	383	365	1,134	1,106
Other	51	43	153	133
Total Group Benefits	812	769	2,415	2,345
Mutual Funds
Mutual Fund	153	154	442	457
Talcott	25	28	75	88
Total Mutual Funds	178	182	517	545
Talcott Resolution	268	275	796	848
Corporate	1	1	3	6
Total earned premiums and fee income	3,916	3,852	11,612	11,493
Net investment income	772	730	2,203	2,335
Net realized capital losses	(17)	(44)	(119)	(30)
Other revenues	24	24	67	66
Total revenues	$4,695	$4,562	$13,763	$13,864

[1]
For the three months ended September 30, 2016 and 2015, AARP members accounted for earned premiums of $825 and $797, respectively. For the nine months ended September 30, 2016 and 2015, AARP members accounted for earned premiums of $2.4 billion and $2.3 billion.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

The following tables present assets and (liabilities) carried at fair value by hierarchy level. Upon implementation of the new disclosure guidance effective in 2016, certain NAV-based fair values are no longer included in the fair value level disclosures; however, these amounts are included in the total fair value disclosed. As a result, prior period values for limited partnerships and other alternative investments and certain separate account assets have been removed from Level 2 and Level 3.

	September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,685	$—	$2,654	$31
Collateralized debt obligations ("CDOs")	2,573	—	2,104	469
Commercial mortgage-backed securities ("CMBS")	5,268	—	5,191	77
Corporate	26,904	—	25,810	1,094
Foreign government/government agencies	1,186	—	1,112	74
Municipal	12,594	—	12,468	126
Residential mortgage-backed securities ("RMBS")	4,936	—	2,881	2,055
U.S. Treasuries	4,079	348	3,731	—
Total fixed maturities	60,225	348	55,951	3,926
Fixed maturities, FVO	360	—	351	9
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	875	645	130	100
Derivative assets
Credit derivatives	8	—	8	—
Foreign exchange derivatives	2	—	2	—
Interest rate derivatives	104	—	104	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	66	—	(15)	81
Macro hedge program	96	—	—	96
Other derivative contracts	2	—	—	2
Total derivative assets [2]	278	—	99	179
Short-term investments	2,219	494	1,725	—
Limited partnerships and other alternative investments [3]	—	—	—	—
Reinsurance recoverable for GMWB	98	—	—	98
Modified coinsurance reinsurance contracts	31	—	31	—
Separate account assets [4]	116,163	74,870	40,028	325
Total assets accounted for at fair value on a recurring basis	$180,260	$76,368	$98,315	$4,637
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(348)	$—	$—	$(348)
Equity linked notes	(31)	—	—	(31)
Total other policyholder funds and benefits payable	(379)	—	—	(379)
Derivative liabilities
Credit derivatives	(10)	—	(10)	—
Equity derivatives	30	—	30	—
Foreign exchange derivatives	(257)	—	(257)	—
Interest rate derivatives	(961)	—	(929)	(32)
GMWB hedging instruments	103	—	53	50
Macro hedge program	40	—	(32)	72
Total derivative liabilities [5]	(1,055)	—	(1,145)	90
Contingent consideration [6]	23	—	—	23
Total liabilities accounted for at fair value on a recurring basis	$(1,411)	$—	$(1,145)	$(266)

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

[3]	Represents hedge funds where investment company accounting was applied to a wholly-owned fund of funds measured at fair value. During 2016, the Company liquidated this fund of funds.

[4]
Approximately $2.5 billion and $1.8 billion of investment sales receivable, as of September 30, 2016, and December 31, 2015, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $0.9 billion and $1.2 billion of investments, as of September 30, 2016 and December 31, 2015, for which the fair value is estimated using the net asset value per unit as a practical expedient and which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the retrospective adoption of ASU 2015-07, Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), on January 1, 2016.

[5]
Includes OTC and OTC-cleared derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements, which may be imposed by agreements, clearing house rules and applicable law.

[6]	For additional information on the Lattice acquisition, see Note 2 - Business Acquisitions and Dispositions of Notes to Condensed Consolidated Financial Statements.
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
Derivative Instruments, including Embedded Derivatives within Investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2016 and December 31, 2015, 97% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models, including discounted cash flow models and option-pricing models that utilize present value techniques, or quoted market prices. The remaining derivatives were priced by broker quotations.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Limited Partnerships and Other Alternative Investments
The portion of limited partnerships and other alternative investments recorded at fair value represents hedge funds for which investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. During 2016, the Company liquidated this wholly-owned hedge fund of funds. Fair value was determined for these funds using the fund’s NAV, as a practical expedient, calculated on a monthly basis, and is the amount at which a unit or shareholder may have redeemed their investment, if redemption was allowed.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Level 3
Most of the Company's securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate ("CRE") CDOs and RMBS primarily backed by sub-prime loans. Also included in Level 3 are securities valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in the preceding noted Level 2 measurements, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including certain municipal securities, foreign government/government agency securities, and bank loans, which are included with corporate fixed maturities. Primary inputs for these long-dated securities are consistent with the typical inputs used in the preceding noted Level 1 and Level 2 measurements, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Significant inputs for Level 3 derivative contracts primarily include the typical inputs used in the preceding noted Level 1 and Level 2 measurements, but also include equity and interest rate volatility and swap yield curves beyond observable limits.

Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $508 and $1,316, for the three and nine months ended September 30, 2016 and $471 and $995 for the three and nine months ended September 30, 2015, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three and nine months ended September 30, 2016 and 2015, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three and nine months ended September 30, 2016 and 2015, for the transfers into and out of Level 3.

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

Securities	Unobservable Inputs
	As of September 30, 2016
Assets Accounted for at Fair Value on a Recurring Basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS [3]	$53	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	11 bps	1,274 bps	331 bps	Decrease
Corporate [3]	508	Discounted cash flows	Spread	87 bps	1,364 bps	421 bps	Decrease
Municipal [3]	109	Discounted cash flows	Spread	195 bps	326 bps	252 bps	Decrease
RMBS	2,055	Discounted cash flows	Spread	43 bps	1,736 bps	194 bps	Decrease
			Constant prepayment rate	—%	20%	3%	Decrease [4]
			Constant default rate	—%	11%	6%	Decrease
			Loss severity	—%	100%	79%	Decrease
	As of December 31, 2015
CMBS [3]	$122	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	31 bps	1,505 bps	266 bps	Decrease
Corporate [3]	339	Discounted cash flows	Spread	63 bps	800 bps	306 bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	193 bps	193 bps	193 bps	Decrease
RMBS	1,622	Discounted cash flows	Spread	30 bps	1,696 bps	178 bps	Decrease
			Constant prepayment rate	—%	20%	2%	Decrease [4]
			Constant default rate	1%	10%	6%	Decrease
			Loss severity	—%	100%	78%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Freestanding Derivatives	Unobservable Inputs
	As of September 30, 2016
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	$(34)	Discounted cash flows	Swap curve beyond 30 years	2%	2%	Decrease
Interest rate swaptions [2]	2	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity variance swaps	(36)	Option model	Equity volatility	20%	23%	Increase
Equity options	25	Option model	Equity volatility	27%	29%	Increase
Customized swaps	142	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program [3]
Equity options	195	Option model	Equity volatility	15%	27%	Increase
	As of December 31, 2015
Interest rate derivative
Interest rate swaps	$(30)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions [2]	8	Option model	Interest rate volatility	1%	2%	Increase
GMWB hedging instruments
Equity variance swaps	(31)	Option model	Equity volatility	19%	21%	Increase
Equity options	35	Option model	Equity volatility	27%	29%	Increase
Customized swaps	131	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program [3]
Equity options	179	Option model	Equity volatility	14%	28%	Increase

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
Securities and derivatives for which the Company bases fair value on broker quotations include ABS, CDOs, CMBS, corporate, and index options. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and nine months ended September 30, 2016, no significant adjustments were made by the Company to broker prices received.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

The Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities on a daily basis. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including policyholder lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions as we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s annual comprehensive study in the fourth quarter of each year to refine the estimate of future gross profits.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations, or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $0 and $0, for the three months ended September 30, 2016 and 2015, respectively and $(1) and $(1) for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015 the credit standing adjustment was $(1) and $0, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder assumption updates related to the behavior risk margin for the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015 the behavior risk margin was $42 and $45.
In addition to the non-market-based update described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $11 and $(21), for the three months ended September 30, 2016 and 2015, respectively and $24 and $(10) for the nine months ended September 30, 2016 and 2015, respectively.
The following table provides quantitative information about the significant unobservable inputs and is applicable to the GMWB embedded derivative and the GMWB reinsurance derivative.

	As of September 30, 2016
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
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 39% and 28% were subject to significant liquidation restrictions due to lock-up or gating provisions as of September 30, 2016 and December 31, 2015, respectively. Limited partnerships where redemptions are not allowed consisted of 19% and 4% as of September 30, 2016 and December 31, 2015, respectively. Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS, and commercial mortgage loans.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three and nine months ended September 30, 2016 and 2015, for the financial instruments classified as Level 3.
For the three months ended September 30, 2016

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2016	$41	$478	$79	$1,136	$72	$90	$1,873	$3,769	$6
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	—	(1)	(12)	—	—	—	(13)	—
Included in OCI [3]	—	(3)	—	27	2	2	15	43	—
Purchases	18	1	15	69	9	34	253	399	5
Settlements	—	(7)	(6)	3	(1)	—	(78)	(89)	(1)
Sales	(2)	—	—	(52)	(8)	—	(8)	(70)	(1)
Transfers into Level 3 [4]	—	—	—	115	—	—	—	115	—
Transfers out of Level 3 [4]	(26)	—	(10)	(192)	—	—	—	(228)	—
Fair value as of September 30, 2016	$31	$469	$77	$1,094	$74	$126	$2,055	$3,926	$9
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$—	$—	$—	$(13)	$—	$—	$—	$(13)	$—

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2016	$97	$1	$(32)	$165	$141	$4	$279
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(1)	(1)	—	(34)	(32)	(2)	(69)
Included in OCI [3]	—	—	—	—	—	—	—
Purchases	4	—	—	—	63	—	63
Settlements	—	—	—	—	(4)	—	(4)
Sales	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—
Fair value as of September 30, 2016	$100	$—	$(32)	$131	$168	$2	$269
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$(1)	$—	$—	$(34)	$(34)	$(2)	$(70)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of June 30, 2016	$106	$171
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(12)	1
Included in OCI [3]	—	(1)
Purchases	—	165
Settlements	4	(3)
Sales	—	(11)
Transfers into Level 3 [4]	—	10
Transfers out of Level 3 [4]	—	(7)
Fair value as of September 30, 2016	$98	$325
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$(12)	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Contingent Consideration [8]
Fair value as of June 30, 2016	$(412)	$(28)	$(440)	$—
Issuance	—	—	—	23
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	81	(3)	78	—
Insurance operating costs and other expenses	—	—	—	—
Settlements	(17)	—	(17)	—
Fair value as of September 30, 2016	$(348)	$(31)	$(379)	$23
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$81	$(3)	$78	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

For the nine months ended September 30, 2016

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2016	$37	$541	$150	$854	$60	$49	$1,622	$3,313	$16
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	(2)	(26)	1	—	—	(28)	(1)
Included in OCI [3]	—	(5)	(3)	39	11	7	11	60	—
Purchases	18	1	65	136	24	54	683	981	11
Settlements	(7)	(67)	(24)	(52)	(3)	—	(236)	(389)	(3)
Sales	(2)	—	(3)	(143)	(19)	—	(8)	(175)	(4)
Transfers into Level 3 [4]	18	—	1	628	—	16	5	668	—
Transfers out of Level 3 [4]	(33)	—	(107)	(342)	—	—	(22)	(504)	(10)
Fair value as of September 30, 2016	$31	$469	$77	$1,094	$74	$126	$2,055	$3,926	$9
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$—	$—	$(1)	$(14)	$—	$—	$—	$(15)	$—

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2016	$93	$—	$(22)	$135	$147	$7	$267
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(1)	(16)	(10)	(10)	(36)	(5)	(77)
Included in OCI [3]	7	—	—	—	—	—	—
Purchases	6	16	—	—	63	—	79
Settlements	—	—	—	—	(6)	—	(6)
Sales	(5)	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	6	—	—	6
Fair value as of September 30, 2016	$100	$—	$(32)	$131	$168	$2	$269
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$(1)	$—	$(10)	$(2)	$(31)	$(5)	$(48)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2016	$83	$139
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	4	1
Included in OCI [3]	—	5
Purchases	—	226
Settlements	11	(12)
Sales	—	(27)
Transfers into Level 3 [4]	—	16
Transfers out of Level 3 [4]	—	(23)
Fair value as of September 30, 2016	$98	$325
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$4	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Contingent Consideration [8]
Fair value as of January 1, 2016	$(262)	$(26)	$(288)	$—
Issuance	—	—	—	23
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(36)	(5)	(41)	—
Included in OCI [3]	—	—	—	—
Insurance operating costs and other expenses	—	—	—	—
Settlements	(50)	—	(50)	—
Fair value as of September 30, 2016	$(348)	$(31)	$(379)	$23
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$(36)	$(5)	$(41)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

For the three months ended September 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2015	$53	$564	$214	$931	$40	$49	$1,540	$3,391	$86
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	1	(9)	—	—	—	(9)	—
Included in OCI [3]	—	(9)	(5)	1	(1)	1	(6)	(19)	—
Purchases	8	—	6	38	3	—	71	126	2
Settlements	(2)	(9)	(26)	(22)	(1)	—	(56)	(116)	(24)
Sales	(3)	—	—	(47)	(2)	—	(57)	(109)	(1)
Transfers into Level 3 [4]	—	—	2	51	11	—	—	64	—
Transfers out of Level 3 [4]	(29)	—	(23)	(38)	—	—	—	(90)	(2)
Fair value as of September 30, 2015	$27	$545	$169	$905	$50	$50	$1,492	$3,238	$61
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$—	$—	$(1)	$(11)	$—	$—	$—	$(12)	$—

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of June 30, 2015	$97	$—	$3	$3	$(14)	$125	$165	$9	$291
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(6)	—	4	(3)	(6)	46	18	(1)	58
Included in OCI [3]	5	—	—	—	—	—	—	—	—
Purchases	4	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—	—
Sales	(1)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2015	$99	$—	$7	$—	$(20)	$171	$183	$8	$349
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(6)	$—	$4	$—	$(5)	$48	$12	$(1)	$58

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of June 30, 2015	$50	$285
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	46	28
Included in OCI [3]	—	(2)
Purchases	—	57
Settlements	(23)	(6)
Sales	—	(200)
Transfers into Level 3 [4]	—	1
Transfers out of Level 3 [4]	—	1
Fair value as of September 30, 2015	$73	$164
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$46	$31

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(177)	5	(172)	3
Included in OCI [3]	—	—	—	—
Settlements	19	—	19	—
Fair value as of September 30, 2015	$(270)	$(21)	$(291)	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(177)	$5	$(172)	$3

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

For the nine months ended September 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2015	$122	$623	$284	$1,040	$59	$66	$1,281	$3,475	$92
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	(5)	2	(13)	—	1	(2)	(16)	(7)
Included in OCI [3]	(2)	8	(8)	(41)	(4)	(4)	(6)	(57)	—
Purchases	79	—	45	61	15	—	516	716	21
Settlements	(6)	(34)	(64)	(51)	(3)	(13)	(149)	(320)	(24)
Sales	(16)	—	(6)	(80)	(28)	—	(142)	(272)	(8)
Transfers into Level 3 [4]	1	—	7	202	11	—	47	268	—
Transfers out of Level 3 [4]	(152)	(47)	(91)	(213)	—	—	(53)	(556)	(13)
Fair value as of September 30, 2015	$27	$545	$169	$905	$50	$50	$1,492	$3,238	$61
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$1	$(1)	$(2)	$(11)	$—	$—	$—	$(13)	$(2)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2015	$98	$(9)	$—	$6	$(7)	$170	$141	$12	$313
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	6	(1)	(3)	9	(8)	21	(5)	(4)	9
Included in OCI [3]	1	—	—	—	—	—	—	—	—
Purchases	16	(13)	—	—	—	—	47	—	34
Settlements	—	—	—	(15)	(5)	(20)	—	—	(40)
Sales	(17)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	10	—	—	—	—	—	10
Transfers out of Level 3 [4]	(5)	23	—	—	—	—	—	—	23
Fair value as of September 30, 2015	$99	$—	$7	$—	$(20)	$171	$183	$8	$349
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(6)	$2	$(4)	$3	$(17)	$32	$(3)	$(5)	$8

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2015	$56	$112
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	31	29
Included in OCI [3]	—	(3)
Purchases	—	317
Settlements	(14)	(16)
Sales	—	(226)
Transfers into Level 3 [4]	—	7
Transfers out of Level 3 [4]	—	(56)
Fair value as of September 30, 2015	$73	$164
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$31	$32

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(118)	5	(113)	3
Settlements	(13)	—	(13)	—
Fair value as of September 30, 2015	$(270)	$(21)	$(291)	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(118)	$5	$(113)	$3

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

[8]
For additional information, see Note 2 - Business Acquisitions and Dispositions of Notes to Condensed Consolidated Financial Statements for discussion of the contingent consideration in connection with the acquisition of Lattice.

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
The Company also elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. As of September 30, 2016, the Company no longer holds these investments. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Assets
Fixed maturities, FVO
Corporate	$1	$(2)	$1	$(5)
CDOs	—	1	—	2
Foreign government	—	(3)	(1)	(4)
RMBS	3	—	8	—
Total fixed maturities, FVO	$4	$(4)	$8	$(7)
Equity, FVO	—	—	(34)	3
Total realized capital gains (losses)	$4	$(4)	$(26)	$(4)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	September 30, 2016	December 31, 2015
Assets
Fixed maturities, FVO
ABS	$6	$13
CDOs	3	6
CMBS	8	24
Corporate	34	87
Foreign government	—	2
U.S government	2	3
RMBS	307	368
Total fixed maturities, FVO	$360	$503
Equity, FVO [1]	$—	$282

[1]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of September 30, 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value.

		September 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,432	$1,432	$1,447	$1,447
Mortgage loans	Level 3	5,611	5,857	5,624	5,736
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,607	$6,887	$6,706	$6,898
Senior notes [2]	Level 2	4,242	4,894	4,259	4,811
Junior subordinated debentures [2]	Level 2	1,083	1,299	1,100	1,304
Consumer notes [3]	Level 3	24	24	38	38
Assumed investment contracts [3]	Level 3	754	806	619	682

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2016	2015	2016	2015
Gross gains on sales	$114	$83	$328	$401
Gross losses on sales	(24)	(73)	(157)	(333)
Net OTTI losses recognized in earnings	(14)	(40)	(44)	(63)
Valuation allowances on mortgage loans	—	1	—	(2)
Periodic net coupon settlements on credit derivatives	2	3	2	8
Results of variable annuity hedge program
GMWB derivatives, net	6	(32)	(8)	(35)
Macro hedge program	(64)	51	(98)	24
Total results of variable annuity hedge program	(58)	19	(106)	(11)
Other, net [1]	(37)	(37)	(142)	(30)
Net realized capital gains (losses)	$(17)	$(44)	$(119)	$(30)

[1]
Includes changes in the value of non-qualifying derivatives and transactional foreign currency revaluation gains (losses). For the three months ended September 30, 2016 and 2015, transactional foreign currency revaluation losses were $(19) and $(17), respectively, and related to yen denominated fixed payout annuity liabilities as well as the change in equity of the U.K. P&C runoff subsidiaries, currently held for sale, which were largely offset by gains of $18 and $8, respectively, on derivative instruments used to hedge the foreign currency exposure. For the nine months ended September 30, 2016 and 2015, the transactional foreign currency revaluation losses were $(150) and $(1), respectively, while there were also gains (losses) on the related hedging instruments of $135 and $(23), respectively. The three and nine months ended September 30, 2016 also include an estimated capital loss on sale of the Company's U.K. property and casualty run-off subsidiaries of $59, before tax. This excludes a related income tax benefit of $65 included within income tax expense on the Condensed Consolidated Statements of Operations, for an estimated after-tax net gain of $6 on the sale.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (losses) on sales and impairments previously reported as unrealized gains (losses) in AOCI were $77 and $128, respectively, for the three and nine months ended September 30, 2016, and $(29) and $14 for the three and nine months ended September 30, 2015, respectively. Proceeds from sales of AFS securities totaled $4.3 billion and $13.3 billion, respectively, for the three and nine months ended September 30, 2016, and $4.5 billion and $16.3 billion for three and nine months ended September 30, 2015, respectively.
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
6. Investments (continued)

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
The following table presents the Company's impairments by impairment type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Credit impairments	$13	$12	$36	$16
Intent-to-sell impairments	—	21	3	38
Impairments on equity securities	1	6	5	6
Other impairments	—	1	—	3
Total impairments	$14	$40	$44	$63
The following table presents a roll-forward of the Company’s cumulative credit impairments on fixed maturities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2016	2015	2016	2015
Balance as of beginning of period	$(293)	$(388)	$(324)	$(424)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(4)	—	(25)	(3)
Securities previously impaired	(9)	(12)	(11)	(13)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	14	51	50	61
Securities the Company made the decision to sell or more likely than not will be required to sell	—	—	—	2
Securities due to an increase in expected cash flows	5	12	23	40
Balance as of end of period	$(287)	$(337)	$(287)	$(337)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,683	$35	$(33)	$2,685	$—	$2,520	$24	$(45)	$2,499	$—
CDOs [2]	2,514	67	(9)	2,573	—	2,989	75	(23)	3,038	—
CMBS	5,066	226	(24)	5,268	(7)	4,668	105	(56)	4,717	(8)
Corporate	24,615	2,370	(81)	26,904	—	25,876	1,342	(416)	26,802	(3)
Foreign govt./govt. agencies	1,106	83	(3)	1,186	—	1,321	34	(47)	1,308	—
Municipal	11,345	1,254	(5)	12,594	—	11,124	1,008	(11)	12,121	—
RMBS	4,815	131	(10)	4,936	—	3,986	82	(22)	4,046	—
U.S. Treasuries	3,598	484	(3)	4,079	—	4,481	222	(38)	4,665	—
Total fixed maturities, AFS	$55,742	$4,650	$(168)	$60,225	$(7)	$56,965	$2,892	$(658)	$59,196	$(11)
Equity securities, AFS [3]	812	80	(17)	875	—	842	38	(41)	839	—
Total AFS securities	$56,554	$4,730	$(185)	$61,100	$(7)	$57,807	$2,930	$(699)	$60,035	$(11)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2016, and December 31, 2015.

[2]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excluded equity securities, FVO, with a cost and fair value of $293 and $282 as of December 31, 2015. The Company held no equity securities, FVO as of September 30, 2016.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2016		December 31, 2015
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,832	$1,848	$2,373	$2,405
Over one year through five years	9,623	10,052	10,929	11,200
Over five years through ten years	9,082	9,671	9,322	9,497
Over ten years	20,127	23,192	20,178	21,794
Subtotal	40,664	44,763	42,802	44,896
Mortgage-backed and asset-backed securities	15,078	15,462	14,163	14,300
Total fixed maturities, AFS	$55,742	$60,225	$56,965	$59,196
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of September 30, 2016, and December 31, 2015.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	September 30, 2016
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$321	$320	$(1)	$364	$332	$(32)	$685	$652	$(33)
CDOs [1]	665	664	(2)	1,028	1,021	(7)	1,693	1,685	(9)
CMBS	548	540	(8)	259	243	(16)	807	783	(24)
Corporate	1,759	1,725	(34)	812	765	(47)	2,571	2,490	(81)
Foreign govt./govt. agencies	105	104	(1)	27	25	(2)	132	129	(3)
Municipal	334	331	(3)	47	45	(2)	381	376	(5)
RMBS	278	278	—	707	697	(10)	985	975	(10)
U.S. Treasuries	347	344	(3)	—	—	—	347	344	(3)
Total fixed maturities, AFS	$4,357	$4,306	$(52)	$3,244	$3,128	$(116)	$7,601	$7,434	$(168)
Equity securities, AFS [2]	171	160	(11)	68	62	(6)	239	222	(17)
Total securities in an unrealized loss position	$4,528	$4,466	$(63)	$3,312	$3,190	$(122)	$7,840	$7,656	$(185)

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$1,619	$1,609	$(10)	$357	$322	$(35)	$1,976	$1,931	$(45)
CDOs [1]	1,164	1,154	(10)	1,243	1,227	(13)	2,407	2,381	(23)
CMBS	1,726	1,681	(45)	189	178	(11)	1,915	1,859	(56)
Corporate	9,206	8,866	(340)	656	580	(76)	9,862	9,446	(416)
Foreign govt./govt. agencies	679	646	(33)	124	110	(14)	803	756	(47)
Municipal	440	430	(10)	18	17	(1)	458	447	(11)
RMBS	1,349	1,340	(9)	415	402	(13)	1,764	1,742	(22)
U.S. Treasuries	2,432	2,394	(38)	8	8	—	2,440	2,402	(38)
Total fixed maturities, AFS	$18,615	$18,120	$(495)	$3,010	$2,844	$(163)	$21,625	$20,964	$(658)
Equity securities, AFS [2]	480	449	(31)	62	52	(10)	542	501	(41)
Total securities in an unrealized loss position	$19,095	$18,569	$(526)	$3,072	$2,896	$(173)	$22,167	$21,465	$(699)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivatives within certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of September 30, 2016, and December 31, 2015, excludes equity securities, FVO which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets.
As of September 30, 2016, AFS securities in an unrealized loss position consisted of 3,022 securities, primarily in the corporate sector, which were depressed primarily due to widening of credit spreads since the securities were purchased. As of September 30, 2016, 92% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2016 was primarily attributable to a decline in interest rates and tighter credit spreads.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Most of the securities depressed for twelve months or more relate to student loan ABS, corporate securities concentrated in the financial services sector, and structured securities with exposure to commercial and residential real estate. Corporate financial services securities and student loan ABS were primarily depressed because the securities have floating-rate coupons and long-dated maturities, and current credit spreads are wider than when these securities were purchased. For certain commercial and residential real estate securities, current spreads are wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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

	September 30, 2016			December 31, 2015
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$5,630	$(19)	$5,611	$5,647	$(23)	$5,624

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of September 30, 2016, and December 31, 2015, the carrying value of mortgage loans associated with the valuation allowance was $31 and $82, respectively. There were no mortgage loans held-for-sale as of September 30, 2016, and December 31, 2015. As of September 30, 2016, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2016	2015
Balance, as of January 1	$(23)	$(18)
(Additions)/Reversals	—	(4)
Deductions	4	2
Balance, as of September 30	$(19)	$(20)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 53% as of September 30, 2016, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of September 30, 2016, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income. As of December 31, 2015, the Company held two delinquent commercial mortgage loans, past due by 90 days or more. The loans had a total carrying value and valuation allowance of $17 and $20, respectively, and were not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	September 30, 2016		December 31, 2015
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$15	0.45x	$24	0.81x
65% - 80%	640	2.06x	623	1.82x
Less than 65%	4,956	2.79x	4,977	2.75x
Total commercial mortgage loans	$5,611	2.68x	$5,624	2.63x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$294	5.2%	$289	5.1%
East South Central	14	0.3%	14	0.2%
Middle Atlantic	418	7.4%	384	6.8%
Mountain	35	0.6%	32	0.6%
New England	400	7.1%	446	7.9%
Pacific	1,635	29.2%	1,669	29.7%
South Atlantic	1,193	21.3%	1,174	20.9%
West North Central	29	0.5%	29	0.5%
West South Central	338	6.0%	318	5.7%
Other [1]	1,255	22.4%	1,269	22.6%
Total mortgage loans	$5,611	100.0%	$5,624	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$16	0.3%	$26	0.5%
Industrial	1,444	25.7%	1,422	25.3%
Lodging	25	0.4%	26	0.5%
Multifamily	1,386	24.7%	1,345	23.9%
Office	1,451	25.9%	1,547	27.5%
Retail	1,050	18.7%	1,109	19.7%
Other	239	4.3%	149	2.6%
Total mortgage loans	$5,611	100.0%	$5,624	100.0%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees over the period that services are performed in fee income. As of September 30, 2016, the Company serviced commercial mortgage loans under this program with a total outstanding principal of $571, of which $186 was serviced on behalf of third parties and $385 was retained and reported on the Company’s Condensed Consolidated Balance Sheets, including $104 in separate account assets. As of December 31, 2015, the Company serviced commercial mortgage loans under this program with a total outstanding principal of $359, of which $129 was serviced on behalf of third parties and $230 was retained and reported on the Company’s Condensed Consolidated Balance Sheets, including $54 in separate account assets. Servicing rights are carried at the lower of cost or fair value and were zero as of September 30, 2016 and December 31, 2015, because servicing fees were market-level fees at origination and remain adequate to compensate the Company to administer the servicing.
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

	September 30, 2016			December 31, 2015
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDO [3]	$5	$5	$—	$5	$5	$—
Investment funds [4]	—	—	—	159	7	151
Limited partnerships and other alternative investments [5]	—	—	—	2	—	2
Total	$5	$5	$—	$166	$12	$153

[1]	Included in other liabilities on the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in cash on the Company’s Condensed Consolidated Balance Sheets.

[4]	Total assets included in fixed maturities, FVO, short-term investments, equity, AFS, and cash on the Company’s Condensed Consolidated Balance Sheets.

[5]	Total assets included in limited partnerships and other alternative investments on the Company’s Condensed Consolidated Balance Sheets.
Effective January 1, 2016, the Company adopted new consolidation guidance and determined that three investment funds, that were previously identified as consolidated VIEs and for which the Company has management and control of the investments, are voting interest entities under the new consolidation guidance. The Company still owns a majority interest in one investment fund that is still consolidated on the Company's Condensed Consolidated Financial Statements; however, as of September 30, 2016, this fund is not included as VIE in the table above. The remaining two investment funds previously identified as consolidated VIEs were disposed of during the first six months of the year. CDO represents a structured investment vehicle for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the security issued by this vehicle. For further information on the adoption, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. Upon the adoption of the new consolidation guidance, discussed above, these investments are now considered VIEs. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2016 and December 31, 2015 is limited to the total carrying value of $1.8 billion and $1.5 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, the Company has outstanding commitments totaling $1.3 billion and $692 million, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments and Derivatives of Notes to Consolidated Financial Statements included in the Company’s 2015 Form 10-K Annual Report.
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
The Company also holds a significant variable interest in a VIE for which it is not the primary beneficiary. This VIE represents a contingent capital facility ("facility") that has been held by the Company since February 2007 and for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the contingent capital facility were $2 and $3, respectively, as of September 30, 2016, and $7 and $8, respectively, as of December 31, 2015. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of September 30, 2016, and December 31, 2015, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. As such, the Company does not consolidate its variable interest in the facility. For further information on the facility, see Note 11 - Debt of Notes to Consolidated Financial Statements included in The Hartford’s 2015 Form 10-K Annual Report.
Securities Lending, Repurchase Agreements, and Similar Transactions and Other Collateral Transactions
The Company participates in securities lending programs to generate additional income. Through these programs, certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities are loaned from the Company’s portfolio to qualifying third-party borrowers in return for collateral in the form of cash or securities. Borrowers of these securities provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan for domestic and non-domestic securities, respectively. The borrower will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default, and is not reflected on the Company’s consolidated balance sheets. The fair value of the loaned securities is monitored and additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities transferred. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the consolidated balance sheets. Income associated with securities lending transactions is reported as a component of net investment income on the Company’s consolidated statements of operations. As of September 30, 2016, the fair value of securities on loan and the associated liability for cash collateral received was $168 and $114, respectively. The Company also received securities collateral of $57 which was not included in the Company's Condensed Consolidated Balance Sheets. As of December 31, 2015, the fair value of securities on loan and the associated liability for cash collateral received was $67 and $68, respectively.
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
6. Investments (continued)

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
As of September 30, 2016, the Company reported in fixed maturities, AFS on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $358. The Company reported a corresponding obligation to repurchase the pledged securities of $356 in other liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the Company reported financial collateral pledged relating to repurchase agreements $440 in fixed maturities, AFS and $5 in cash. The Company reported a corresponding obligation to repurchase the pledged securities of $445 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of September 30, 2016 or December 31, 2015.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of September 30, 2016, and December 31, 2015, the fair value of securities on deposit was approximately $2.6 billion and $2.5 billion, respectively.
As of September 30, 2016 and December 31, 2015, the Company has pledged as collateral $75 and $35, respectively, of U.S. government securities and government agency securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. Also included is collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section of Note - 7 Derivative Instruments.

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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions, and Futures
The Company uses interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2016, and December 31, 2015, the notional amount of interest rate swaps in offsetting relationships was $12.1 billion and $12.9 billion, respectively.
Foreign Currency Swaps and Forwards
Foreign currency forwards are used to hedge non-U.S. dollar denominated cash and equity securities as well as currency impacts on changes in equity of the U.K. property and casualty runoff subsidiaries that is held for sale. For further information on the disposition, see Note 2 - Business Acquisitions and Dispositions of Notes to Condensed Consolidated Financial Statements. The Company also enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Fixed Payout Annuity Hedge
The Company reinsures certain yen denominated fixed payout annuities. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company has in place pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.

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
Commodity Contracts
The Company has used put option contracts on oil futures to partially offset potential losses related to certain fixed maturity securities that could be impacted by changes in oil prices.
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
The Company utilizes derivatives (“GMWB hedging instruments”) as part of a dynamic hedging program designed to hedge a portion of the capital market risk exposures of the non-reinsured GMWB riders due to changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options and futures, on certain indices including the S&P 500 index, EAFE index and NASDAQ index. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices. The following table presents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Customized swaps	$5,366	$5,877	$142	$131
Equity swaps, options, and futures	1,355	1,362	(13)	2
Interest rate swaps and futures	3,743	3,740	40	25
Total	$10,464	$10,979	$169	$158
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

	Notional Amount		Fair Value
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Equity swaps, options, futures, and forwards	$6,348	$4,548	$136	$147
Total	$6,348	$4,548	$136	$147

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
Modified Coinsurance Reinsurance Contracts
As of September 30, 2016, and December 31, 2015, the Company had approximately $921 and $895, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amount of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related net fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset within total assets or total liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset within total assets or total liabilities based upon the net of the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements was $1.4 billion and $1.1 billion, respectively, as of September 30, 2016, and December 31, 2015. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep. 30, 2016	Dec. 31, 2015	Sep. 30, 2016	Dec. 31, 2015	Sep. 30, 2016	Dec. 31, 2015	Sep. 30, 2016	Dec. 31, 2015
Cash flow hedges
Interest rate swaps	$3,443	$3,527	$74	$17	$84	$50	$(10)	$(33)
Foreign currency swaps	182	143	(17)	(19)	8	7	(25)	(26)
Total cash flow hedges	3,625	3,670	57	(2)	92	57	(35)	(59)
Fair value hedges
Interest rate swaps	23	23	—	—	—	—	—	—
Total fair value hedges	23	23	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, and futures	12,816	14,290	(931)	(814)	590	297	(1,521)	(1,111)
Foreign exchange contracts
Foreign currency swaps and forwards	1,090	653	9	17	15	17	(6)	—
Fixed payout annuity hedge	1,063	1,063	(247)	(357)	—	—	(247)	(357)
Credit contracts
Credit derivatives that purchase credit protection	185	423	(5)	18	—	22	(5)	(4)
Credit derivatives that assume credit risk [1]	1,828	2,458	4	(13)	15	9	(11)	(22)
Credit derivatives in offsetting positions	3,797	4,059	—	(2)	43	40	(43)	(42)
Equity contracts
Equity index swaps and options	105	419	(1)	15	30	41	(31)	(26)
Variable annuity hedge program
GMWB product derivatives [2]	13,603	15,099	(348)	(262)	—	—	(348)	(262)
GMWB reinsurance contracts	2,809	3,106	98	83	98	83	—	—
GMWB hedging instruments	10,464	10,979	169	158	307	264	(138)	(106)
Macro hedge program	6,348	4,548	136	147	197	179	(61)	(32)
Other
Contingent capital facility put option	500	500	2	7	2	7	—	—
Modified coinsurance reinsurance contracts	921	895	31	79	31	79	—	—
Total non-qualifying strategies	55,529	58,492	(1,083)	(924)	1,328	1,038	(2,411)	(1,962)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$59,177	$62,185	$(1,026)	$(926)	$1,420	$1,095	$(2,446)	$(2,021)
Balance Sheet Location
Fixed maturities, available-for-sale	$416	$425	$1	$(3)	$1	$—	$—	$(3)
Other investments	10,477	23,253	278	1	350	409	(72)	(408)
Other liabilities	30,902	19,358	(1,055)	(798)	940	524	(1,995)	(1,322)
Reinsurance recoverables	3,729	4,000	129	162	129	162	—	—
Other policyholder funds and benefits payable	13,653	15,149	(379)	(288)	—	—	(379)	(288)
Total derivatives	$59,177	$62,185	$(1,026)	$(926)	$1,420	$1,095	$(2,446)	$(2,021)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

•	The decline in notional amount related to non-qualifying interest rate derivatives was primarily driven by the termination of interest rate swaps that were used for duration management.

•
The decline in notional amount related to the termination of credit derivatives that assume credit risk was a result of re-balancing within certain fixed maturity sectors. The terminated positions related to replication transactions that pair credit derivatives with high quality liquid securities to earn a higher credit spread.

•	The increase in the notional amount associated with the macro hedge program was primarily due to purchases of equity options and forwards to hedge more of the equity risk.

•	The increase in the notional amount related to foreign currency derivatives was primarily due to purchases of currency forwards that are used to hedge non-U.S. dollar denominated cash.
Change in Fair Value
The net decline in the total fair value of derivative instruments since December 31, 2015, was primarily related to the following:

•
The decrease in fair value related to the combined GMWB hedging program was primarily due to an increase in the U.S. equity markets, assumption and fund regression updates, partially offset by an increase in fair value driven by favorable policyholder behavior and outperformance of the underlying actively managed funds compared to their respective indices.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

As of September 30, 2016

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,290	$1,024	$278	$(12)	$209	$57

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,067)	$(1,049)	$(1,055)	$37	$(974)	$(44)
As of December 31, 2015

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$933	$756	$1	$176	$100	$77

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,730)	$(818)	$(798)	$(114)	$(889)	$(23)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets and amount presented is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and amount presented is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Interest rate swaps	$(26)	$91	$120	$76	$—	$—	$—	$—
Foreign currency swaps	—	—	1	(1)	—	—	—	—
Total	$(26)	$91	$121	$75	$—	$—	$—	$—

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2016	2015	2016	2015
Interest rate swaps	Net realized capital gains	$—	$1	$7	$4
Interest rate swaps	Net investment income	16	15	46	47
Foreign currency swaps	Net realized capital gains (losses)	1	—	3	(7)
Total		$17	$16	$56	$44
As of September 30, 2016, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $29. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately two years.
During the three and nine months ended September 30, 2016, and September 30, 2015, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For both the three and nine months ended September 30, 2016 and 2015, the Company recognized in income losses of less than $1 representing the ineffective portion of fair value hedges for the derivative instrument and the hedged item.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest rate contracts
Interest rate swaps, swaptions, and futures	$(2)	$(11)	$(22)	$(16)
Foreign exchange contracts
Foreign currency swaps and forwards [1]	4	3	25	11
Fixed payout annuity hedge [2]	13	8	109	(23)
Credit contracts
Credit derivatives that purchase credit protection	(12)	7	(19)	5
Credit derivatives that assume credit risk	24	(23)	28	(25)
Equity contracts
Equity index swaps and options	(2)	1	15	4
Commodity contracts
Commodity options	—	2	—	(8)
Variable annuity hedge program
GMWB product derivatives	87	(150)	(22)	(91)
GMWB reinsurance contracts	(15)	24	(2)	15
GMWB hedging instruments	(66)	94	16	41
Macro hedge program	(64)	51	(98)	24
Other
Contingent capital facility put option	(1)	(2)	(4)	(5)
Modified coinsurance reinsurance contracts	(1)	2	(48)	28
Total [3]	$(35)	$6	$(22)	$(40)

[1]
Not included in this amount is the associated transactional foreign currency revaluation related to changes in equity of the U.K. property and casualty runoff subsidiaries, currently held for sale, adjusted through realized capital losses of $(10) and $(33) for the three and nine months ended September 30, 2016.

[2]
Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital losses of $(10) and $(17) for the three months ended September 30, 2016 and 2015, respectively, and $(118) and $(1) for the nine months ended September 30, 2016 and 2015, respectively.

[3]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

For the three months ended September 30, 2016, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net gain on fixed payout annuity hedge was primarily driven by an appreciation of the Japanese yen in comparison to the U.S. dollar.

•	The net gain on credit contracts was primarily driven by credit spread tightening.

•
The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily due to favorable policyholder behavior and outperformance of the underlying actively managed funds compared to their respective indices, partially offset by losses resulting from assumption updates and an increase in interest rates.

•	The net loss on the macro hedge program was primarily driven by an increase in equity markets, time decay of options, and a decline in equity volatility.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

For the nine months ended September 30, 2016, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to interest rate derivatives was primarily driven by a decline in interest rates and terminations of derivative positions used for duration management.

•	The net gain on foreign currency swaps and forwards primarily related to the U.K. property and casualty runoff subsidiary hedge and was driven by depreciation of the British pound.

•	The net gain on the fixed annuity payout hedge was driven by an appreciation of the Japanese yen in comparison to the U.S. dollar, slightly offset by a decline in U.S. interest rates.

•	The net gain on credit contracts was primarily driven by credit spread tightening.

•
The net loss related to the combined GMWB hedging program was primarily due to an increase in the U.S. equity markets, partially offset by non-market gains. The non-market gains include favorable policyholder behavior and outperformance of the underlying actively managed funds compared to their respective indices, partially offset by assumption and fund regression updates.

•	The net loss on the macro hedge program was primarily driven by an increase in equity markets and time decay of options.

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

For the three and nine months ended September 30, 2015, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The losses related to interest rate swaps were driven by a decline in interest rates.

•	For the nine months September 30, 2015, the net loss related to the fixed payout annuity hedge was primarily driven by a decline in U.S. interest rates.

•	The net losses related to credit derivatives were primarily driven by widening credit spreads.

•
The net losses related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, were primarily driven by underperformance of the underlying actively managed funds compared to their respective indices and unfavorable policyholder behavior.

•
For the three months ended September 30, 2015, the gain on the macro hedge program was primarily driven by a decline in equity markets. For the nine months ended September 30, 2015, the gain on the macro hedge program was primarily driven by a decline in equity markets, increased equity volatility, and a decline in interest rates, partially offset by a loss driven by time decay on options.

•
The gains associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, were primarily driven by widening credit spreads, partially offset by a decline in long-term interest rates.

For additional disclosures regarding contingent credit related features in derivative agreements, see Note 10 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2016, and December 31, 2015.
As of September 30, 2016

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative Type by Derivative Risk Exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$169	$1	4 years	Corporate Credit/ Foreign Gov.	A-	$50	$—
Below investment grade risk exposure	77	—	1 year	Corporate Credit	B+	77	—
Basket credit default swaps [4]
Investment grade risk exposure	2,446	23	3 years	Corporate Credit	BBB+	1,415	(10)
Below investment grade risk exposure	50	3	5 years	Corporate Credit	B+	50	(3)
Investment grade risk exposure	516	(12)	5 years	CMBS Credit	AA+	188	1
Below investment grade risk exposure	118	(28)	1 year	CMBS Credit	CCC	118	28
Embedded credit derivatives
Investment grade risk exposure	350	351	1 year	Corporate Credit	A+	—	—
Total [5]	$3,726	$338				$1,898	$16
As of December 31, 2015

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative Type by Derivative Risk Exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$190	$(1)	1 year	Corporate Credit/ Foreign Gov.	BBB+	$176	$(1)
Below investment grade risk exposure	77	(2)	2 years	Corporate Credit	B	77	1
Basket credit default swaps [4]
Investment grade risk exposure	3,036	22	4 years	Corporate Credit	BBB+	1,411	(13)
Investment grade risk exposure	681	(19)	6 years	CMBS Credit	AA+	212	1
Below investment grade risk exposure	153	(25)	1 year	CMBS Credit	CCC	153	25
Embedded credit derivatives
Investment grade risk exposure	350	346	1 year	Corporate Credit	A+	—	—
Total [5]	$4,487	$321				$2,029	$13

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

[4]
Includes $3.1 billion and $3.9 billion as of September 30, 2016, and December 31, 2015, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2016, and December 31, 2015, the Company pledged cash collateral associated with derivative instruments with a fair value of $403 and $488, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $1.2 billion and $1.1 billion, respectively, as of September 30, 2016, and December 31, 2015, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of September 30, 2016, and December 31, 2015, the Company accepted cash collateral associated with derivative instruments of $378 and $369, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of September 30, 2016, and December 31, 2015, with a fair value of $219 and $100, respectively, of which the Company has the ability to sell or repledge $207 and $100, respectively. As of September 30, 2016, and December 31, 2015, the Company had no repledged securities and did not sell any securities. In addition, as of September 30, 2016, and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross GMDB/GMWB and universal life secondary guarantee benefits are as follows:

	GMDB/GMWB [1,2]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2016	$863	$2,313
Incurred [3]	50	234
Paid	(92)	—
Liability balance as of September 30, 2016	$821	$2,547
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313
Incurred [3]	40	234
Paid	(73)	—
Reinsurance recoverable asset, as of September 30, 2016	$490	$2,547

	GMDB/GMWB [1,2]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2015	$812	$2,041
Incurred [3]	76	203
Paid	(83)	—
Liability balance as of September 30, 2015	$805	$2,244
Reinsurance recoverable asset, as of January 1, 2015	$481	$2,041
Incurred [3]	89	203
Paid	(66)	—
Reinsurance recoverable asset, as of September 30, 2015	$504	$2,244

[1]	Included in Reserve for future policy benefits and unpaid losses and loss adjustment expenses on the Condensed Consolidated Balance Sheets.

[2]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

[3]	Includes the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves.
The following table provides details concerning GMDB/GMWB exposure as of September 30, 2016:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$13,815	$2,353	$359	71
With 5% rollup [2]	1,188	192	61	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,516	472	75	70
With 5% rollup & EPB	475	104	23	73
Total MAV	18,994	3,121	518
Asset Protection Benefit (“APB”) [4]	10,766	197	131	69
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	480	6	6	69
Reset [6] (5-7 years)	2,457	15	14	70
Return of Premium (“ROP”) [7]/Other	8,999	65	61	68
Subtotal Variable Annuity with GMDB/GMWB [10]	41,696	$3,404	$730	70
Less: General Account Value with GMDB/GMWB	3,806
Subtotal Separate Account Liabilities with GMDB	37,890
Separate Account Liabilities without GMDB	80,758
Total Separate Account Liabilities	$118,648

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of September 30, 2016	As of December 31, 2015
Equity securities (including mutual funds)	$34,772	$36,970
Cash and cash equivalents	3,118	3,453
Total	$37,890	$40,423
As of September 30, 2016 and December 31, 2015, approximately 16% and 17%, respectively, of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 84% and 83%, respectively, were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes

A reconciliation of the tax provision at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax provision at U.S. federal statutory rate	$185	$133	$378	$516
Tax-exempt interest	(31)	(33)	(94)	(100)
Dividends-received deduction ("DRD")	(14)	(36)	(57)	(131)
Decrease in valuation allowance	—	(60)	(78)	(57)
Sale of U.K. business	(50)	—	(50)	—
Other	—	3	3	(6)
Provision for income taxes	$90	$7	$102	$222
In addition to the effect of tax-exempt interest and DRD, the Company’s effective tax rate for the three and nine months ended September 30, 2016 reflects a federal income tax benefit related to the sale of the Company's U.K. property and casualty runoff subsidiaries. The tax benefit of $50 relates to the difference between the tax basis and book basis of the Company's investment in the subsidiaries. The total estimated tax benefit recognized related to the sale of the U.K. property and casualty runoff subsidiaries was $65. For discussion of this transaction, see Note 2 - Business Acquisitions and Dispositions of Notes to Condensed Consolidated Financial Statements. The Company’s effective tax rate for the nine months ended September 30, 2016 also reflects a reduction of $78 in deferred tax valuation allowance related to capital loss carryovers, which are fully utilized.
The Company's effective tax rate for the three and nine months ended September 30, 2015 reflects a $60 benefit from the reduction of the deferred tax asset valuation allowance on the capital loss carryover due to taxable gains on sales of investments in the third quarter 2015. The Company’s effective tax rate for the nine months ended September 30, 2015 also reflects a $36 net reduction in the provision for income taxes related to uncertain tax positions consisting of a $48 reduction in the provision in second quarter 2015, offset by a $12 increase in the provision for the three months ended September 30, 2015.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$12	$—	$12	$48
Gross increases - tax positions in prior period	—	12	—	12
Gross decreases - tax positions in prior period [1]	—	—	—	(48)
Balance, end of period	$12	$12	$12	$12

[1]	Gross decreases in 2015 relate to conclusion of the Internal Revenue Service audit of the Company's 2007-2011 federal consolidated corporate income tax returns.
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
The federal audit of the years 2012 and 2013 began in March 2015 and is expected to be completed in 2017. Management believes that adequate provision has been made in the financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes (continued)

Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, and alternative minimum tax credit carryover as follows:

	As of
	September 30, 2016		December 31, 2015		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$4,820	$1,687	$5,182	$1,814	2016	-	2020	$3
					2023	-	2033	$4,817
Net operating loss carryover - foreign	$76	$15	$89	$17	No expiration			$76
Foreign tax credit carryover	$65	$65	$154	$154	2020	-	2024	$65
Capital loss carryover	$—	$—	$222	$78				$—
Alternative minimum tax credit carryover	$684	$684	$639	$639	No expiration			$684
Net Operating Loss Carryover
Due to limitations on the use of losses for one subsidiary, a valuation allowance of $1 has been established as of September 30, 2016 and December 31, 2015 in order to recognize only the portion of net operating losses that will more likely than not be realized.
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
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to The Hartford Capital Appreciation Fund. In March 2016, the court, in large part, denied summary judgment for all parties. The court granted judgment for HFMC and HIFSCO with respect to all claims made by The Hartford Small Company Fund and certain claims made by The Hartford Floating Rate Fund. The court further ruled that the appropriate measure of damages on the surviving claims is the difference, if any, between the actual advisory fees paid through trial and those that could have been paid under the applicable legal standard. A bench trial on the issue of liability is scheduled to be held in November 2016.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2016 is $1.4 billion. Of this $1.4 billion the legal entities have posted collateral of $1.6 billion in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2016 a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
11. Equity
Capital Purchase Program ("CPP") Warrants
As of September 30, 2016 and December 31, 2015, respectively, the Company has 4.1 million and 4.4 million of CPP warrants outstanding and exercisable. CPP warrant exercises were 0.1 million and 1.1 million for the three months ended September 30, 2016 and 2015, respectively and 0.3 million and 2.7 million during the nine months ended September 30, 2016 and 2015, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended September 30, 2016 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $9.161 as of September 30, 2016 and $9.264 as of December 31, 2015.
Equity Repurchase Program
The following summarizes equity repurchase activity in 2016 and remaining repurchase capacity as of September 30, 2016.

Three months ended	Common Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share	Remaining Capacity Under Share Repurchase Authorization
(In millions, except for per share data)
March 31, 2016	8.4	$350	$41.72
June 30, 2016	7.8	$350	$44.74
September 30, 2016	8.4	$350	$41.54
Total	24.6	$1,050		$280
In October 2016, the Board of Directors authorized a new equity repurchase plan for $1.3 billion for the period commencing October 31, 2016 through December 31, 2017. The $1.3 billion authorization is in addition to the Company’s prior equity repurchase plan, which expires on December 31, 2016. During the period October 1, 2016 through October 26, 2016, the Company repurchased approximately 2.0 million common shares for $85.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Changes In and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax, by component consist of the following:
Three months ended September 30, 2016

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,437	$(10)	$200	$(68)	$(1,659)	$900
OCI before reclassifications	72	4	(17)	78	—	137
Amounts reclassified from AOCI	(50)	1	(11)	—	10	(50)
OCI, net of tax	22	5	(28)	78	10	87
Ending balance	$2,459	$(5)	$172	$10	$(1,649)	$987
Nine months ended September 30, 2016

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,279	$(7)	$130	$(55)	$(1,676)	$(329)
OCI before reclassifications	1,263	(1)	78	65	—	1,405
Amounts reclassified from AOCI	(83)	3	(36)	—	27	(89)
OCI, net of tax	1,180	2	42	65	27	1,316
Ending balance	$2,459	$(5)	$172	$10	$(1,649)	$987
Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net Unrealized Gain on Securities
Available-for-sale securities	$77	$128	Net realized capital losses
	77	128	Total before tax
	27	45	Income tax expense
	$50	$83	Net income
OTTI Losses in OCI
Other than temporary impairments	$(1)	$(5)	Net realized capital losses
	(1)	(5)	Total before tax
	—	(2)	Income tax expense
	$(1)	$(3)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$7	Net realized capital losses
Interest rate swaps	16	46	Net investment income
Foreign currency swaps	1	3	Net realized capital losses
	17	56	Total before tax
	6	20	Income tax expense
	$11	$36	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	(46)	Insurance operating costs and other expenses
	(15)	(41)	Total before tax
	(5)	(14)	Income tax expense
	$(10)	$(27)	Net income
Total amounts reclassified from AOCI	$50	$89	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, net of tax, by component consist of the following:
Three months ended September 30, 2015

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,657	$(7)	$122	$(24)	$(1,560)	$188
OCI before reclassifications	(113)	2	58	(14)	(1)	(68)
Amounts reclassified from AOCI	19	1	(10)	—	10	20
OCI, net of tax	(94)	3	48	(14)	9	(48)
Ending balance	$1,563	$(4)	$170	$(38)	$(1,551)	$140
Nine months ended September 30, 2015

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928
OCI before reclassifications	(798)	—	49	(30)	—	(779)
Amounts reclassified from AOCI	(9)	1	(29)	—	28	(9)
OCI, net of tax	(807)	1	20	(30)	28	(788)
Ending balance	$1,563	$(4)	$170	$(38)	$(1,551)	$140
Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net Unrealized Gain on Securities
Available-for-sale securities	$(29)	$14	Net realized capital losses
	(29)	14	Total before tax
	(10)	5	Income tax expense
	$(19)	$9	Net income
OTTI Losses in OCI
Other than temporary impairments	$(1)	$(2)	Net realized capital losses
	(1)	(2)	Total before tax
	—	(1)	Income tax expense
	$(1)	$(1)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$1	$4	Net realized capital losses
Interest rate swaps	15	47	Net investment income
Foreign currency swaps	—	(7)	Net realized capital losses
	16	44	Total before tax
	6	15	Income tax expense
	$10	$29	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	(48)	Insurance operating costs and other expenses
	(15)	(43)	Total before tax
	(5)	(15)	Income tax expense
	$(10)	$(28)	Net income
Total amounts reclassified from AOCI	$(20)	$9	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Employee Benefit Plans

The Company’s employee benefit plans are described in Note 16 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2015 Annual Report on Form 10-K.
Components of Net Periodic Cost (Benefit)
Net periodic cost (benefit) included the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Service cost	$1	$—	$—	$—
Interest cost	60	60	2	3
Expected return on plan assets	(78)	(77)	(2)	(3)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	15	16	2	1
Net periodic benefit	$(2)	$(1)	$—	$(1)

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$2	$1	$—	$—
Interest cost	178	177	8	9
Expected return on plan assets	(231)	(233)	(7)	(9)
Amortization of prior service credit	—	—	(5)	(5)
Amortization of actuarial loss	42	45	4	3
Net periodic benefit	$(9)	$(10)	$—	$(2)

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
On July 29, 2016, the Company completed the acquisition of Maxum Specialty Insurance Group and Lattice Strategies LLC. Maxum's revenue and earnings since the acquisition date are included in the operating results of the Company's Commercial Lines reporting segment. Lattice's revenue and earnings since the acquisition date are included in the operating results of the Company's Mutual Funds reporting segment. On July 26, 2016, the Company announced it had entered into an agreement to sell its U.K. property and casualty run-off subsidiaries. The operating results of the Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. For discussion of these transactions, see Note 2 - Business Acquisitions and Dispositions of Notes to Condensed Consolidated Financial Statements.
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
The financial results in the Company’s mutual fund, ETF and variable annuity businesses depend largely on the amount of the contractholder or shareholder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of deposits less withdrawals and surrenders, redemptions, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund and ETF business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios for the variable annuity business. Financial results of variable products are highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity market movements could also result in benefits for or charges against deferred acquisition costs.
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

Financial Highlights - Third Quarter 2016

•	Net income was $438, or $1.14 per basic share and $1.12 per diluted share, compared with third quarter 2015 net income of $381, or $0.92 per basic share and $0.90 per diluted share.

•	Common share repurchases totaled $350, or 8.4 million shares and $83 of dividends were paid to shareholders.

•
Book value per diluted common share (excluding AOCI) increased to $45.74 from $44.74 as of June 30, 2016 primarily due to a 2% decrease in common shares outstanding and dilutive potential common shares.

•	Net investment income increased 6% to $772 compared with third quarter 2015 due to an increase in income from limited partnerships and other alternative investments.

•
Net realized capital losses decreased by $27 compared with third quarter 2015 primarily due to an increase in net gains on the sale of corporate securities, U.S. Treasury securities and municipal bonds and a change from net losses to net gains on non-qualifying derivatives, partially offset by macro hedge losses on the variable annuity hedge program.

•	Annualized investment yield of 4.5%, before tax, increased from 4.1%, before tax, compared with third quarter 2015, primarily due to higher income from limited partnerships.

•	Net unrealized gains, after-tax, in the investment portfolio increased by $22 compared with a decrease of $94 in third quarter 2015 due to lower interest rates and tighter credit spreads.

•	Property & Casualty written premiums compared with third quarter 2015 were flat reflecting a decrease in Personal Lines offset by an increase in Commercial Lines.

•	Property & Casualty combined ratio decreased 0.8 points to 96.5 compared with a combined ratio of 97.3 in third quarter 2015.

•
Commercial Lines current accident year underwriting results before catastrophes increased due to improved results in workers' compensation and specialty lines, partially offset by higher commercial auto losses.

•	Personal Lines current accident year underwriting results before catastrophes decreased due to higher auto liability loss costs, partially offset by lower direct marketing expenses.

•	Catastrophe losses of $80, before tax, increased from catastrophe losses of $76, before tax, in third quarter 2015.

•
Unfavorable prior accident year reserve development, primarily due to increased commercial auto liability reserves, totaled $25, before tax, compared with unfavorable prior accident year development of $37, before tax, in third quarter 2015.

•	Group Benefits net income margin increased to 6.7% from 4.9% in third quarter 2015.

•	Talcott Resolution net income was $78 compared with $74 in third quarter 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Earned premiums	$3,484	$3,404	2%	$10,332	$10,117	2%
Fee income	432	448	(4%)	1,280	1,376	(7%)
Net investment income	772	730	6%	2,203	2,335	(6%)
Net realized capital losses	(17)	(44)	61%	(119)	(30)	NM
Other revenues	24	24	—%	67	66	2%
Total revenues	4,695	4,562	3%	13,763	13,864	(1%)
Benefits, losses and loss adjustment expenses	2,780	2,710	3%	8,563	8,085	6%
Amortization of deferred policy acquisition costs	403	434	(7%)	1,145	1,212	(6%)
Insurance operating costs and other expenses	898	971	(8%)	2,719	2,829	(4%)
Loss on extinguishment of debt	—	—	—%	—	21	(100%)
Reinsurance gain on dispositions	—	(20)	100%	—	(28)	100%
Interest expense	86	88	(2%)	257	271	(5%)
Total benefits, losses and expenses	4,167	4,183	—%	12,684	12,390	2%
Income from continuing operations before income taxes	528	379	39%	1,079	1,474	(27%)
Income tax expense	90	7	NM	102	222	(54%)
Income from continuing operations, net of tax	438	372	18%	977	1,252	(22%)
Income from discontinued operations, net of tax	—	9	(100%)	—	9	(100%)
Net income	$438	$381	15%	$977	$1,261	(23%)
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Net income, compared to the prior year period, increased for the three months ended September 30, 2016 primarily due to lower net realized capital losses, higher net investment income and a lower unlock charge, partially offset by the effect of a reduction in the deferred tax valuation allowance in the third quarter of 2015. An increase in earned premiums and lower insurance operating costs and other expenses due to lower direct marketing expenses was largely offset by lower fee income and higher benefits, losses and loss adjustment expenses.
Earned premiums. The increase in earned premiums of 2% or $80, before tax, reflected growth of 2% in Commercial Lines and 5% in Group Benefits. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Fee income. The decrease in fee income was primarily due to the continued runoff of the Talcott Resolution variable annuity block.
Net investment income. The increase in net investment income was primarily due to an increase in income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).
Net realized capital losses. The net loss of $17 in the third quarter of 2016 included an estimated loss of $59, before tax, on the pending sale of the Company's U.K. property and casualty run-off subsidiaries. Apart from the estimated loss on sale, the Company recognized net realized capital gains in the third quarter of 2016 compared to net losses in the prior year as net gains on the sale of corporate securities, U.S. Treasury securities and municipal bonds for the three months ended September 30, 2016 more than offset a change from net gains to net losses on the variable annuity hedge program. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Benefits, losses and loss adjustment expenses. Incurred losses increased in both Property and Casualty and Group Benefits with the increase in Group Benefits due to the effect of a growth in earned premium and higher group life loss severity. The net increase in incurred losses for Property and Casualty was due to:

•
A $54, before tax, increase in current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty, primarily resulting from the effect of Commercial Lines earned premium growth and higher loss costs in both Commercial and Personal auto.

•
Current accident year catastrophe losses of $80, before tax, for the three months ended September 30, 2016, compared to $76, before tax, for the prior year period. Catastrophe losses in 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions. Catastrophe losses in 2015 were primarily due to wildfires and, to a lesser extent, multiple wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Unfavorable prior accident year reserve development in Property and Casualty of $25, before tax, for the three months ended September 30, 2016, compared to unfavorable reserve development of $37, before tax, for the prior year period.

◦	Prior accident year reserve development in 2016 was due to an increase in commercial auto liability predominantly for accident year 2015 primarily due to increased frequency of large claims.

◦
Prior accident year reserve development in 2015 was primarily due to an increase in reserves in commercial auto liability. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

Insurance operating costs and other expenses.  The decrease in insurance operating costs and other expenses was primarily due to a reduction in Personal Lines direct marketing costs and lower underwriting and other expenses in Talcott Resolution, Commercial Lines and Group Benefits.
Income taxes. Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets, the dividends received deduction and changes in the valuation allowance recorded on capital loss carryovers. The three months ended September 30, 2016 included a federal income tax benefit of $65 related to the pending sale of the Company's U.K. property and casualty run-off subsidiaries. The three months ended September 30, 2015 included a federal income tax benefit of $60 related to the partial reduction of the deferred tax valuation allowance on capital loss carryovers due to taxable gains on sales of investments. For further discussion of income taxes, see Note 9 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Net income, compared to the prior year period, decreased for the nine months ended September 30, 2016 primarily due to lower net investment income and fee income, an increase in Property & Casualty incurred losses and higher net realized capital losses, partially offset by higher earned premiums and lower insurance operating costs and other expenses due to lower direct marketing expenses. The increase in incurred losses included higher unfavorable prior accident year reserve development, an increase in catastrophe losses and an increase in current accident year losses and loss adjustment expenses before catastrophes.
Earned premiums. The increase of 2% or $215, before tax, reflected growth of 2% in Commercial Lines, 1% in Personal Lines and 3% in Group Benefits. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.
Net investment income. The decrease in net investment income was primarily due to a decrease in income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).
Net realized capital losses. The increase was primarily due to before tax losses associated with the pending sale of the Company's U.K. property and casualty run-off subsidiaries and losses associated with modified coinsurance reinsurance contracts driven by a decline in interest rates, as well as losses on equity derivatives and interest rate derivatives. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Benefits, losses and loss adjustment expenses. Incurred losses increased in both Property and Casualty and Group Benefits with the increase in Group Benefits due to the effect of growth in earned premium and higher group life loss severity. The net increase in incurred losses for Property and Casualty was due to:

•
A $155, before tax, increase in current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty, primarily resulting from the effect of earned premium growth and higher personal auto liability loss costs, partially offset by lower workers' compensation loss costs.

•
Current accident year catastrophe losses of $355, before tax, for the nine months ended September 30, 2016, compared to $298, before tax, for the prior year period. Catastrophe losses in 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in Texas and the central and southern plains and, to a lesser extent, winter storms. Catastrophe losses in 2015 were primarily due to multiple winter storms and wind and hail events across various U.S. geographic regions as well as wildfires. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Unfavorable prior accident year reserve development in Property and Casualty of $409, before tax, for the nine months ended September 30, 2016, compared to unfavorable reserve development of $255, before tax, for the prior year period.

◦
Prior accident year reserve development in 2016 was primarily due to a $268 increase in asbestos and environmental reserves and a $140 increase in personal auto liability reserves. An increase in asbestos reserves of $197 primarily related to greater than expected mesothelioma claim filings for a small percentage of defendants in specific, adverse jurisdictions. As a result, aggregate indemnity and defense costs have not declined as expected. Environmental reserves increased $71 in 2016 primarily due to deterioration associated with the tendering of new sites for policy coverage, increased defense costs stemming from individual bodily injury liability suits, and increased clean-up costs associated with waterways. Reserves were increased in Personal Lines auto liability for accident years 2014 and 2015, primarily due to higher than expected emerged auto liability frequency and severity.

◦
Prior accident year reserve development in 2015 was primarily due to an increase in asbestos reserves of $146 and environmental reserves of $52. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

Insurance operating costs and other expenses.  The decrease in insurance operating costs and other expenses was primarily due to a reduction in Personal Lines direct marketing costs and lower underwriting and other expenses in Talcott Resolution and Group Benefits.
Loss on extinguishment of debt. The decrease in the loss on extinguishment of debt was related to the redemption of $296 aggregate principal amount outstanding of 4.0% senior notes in 2015 with no corresponding debt extinguishment in 2016.
Income taxes. Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets, the dividends received deduction and changes in the valuation allowance recorded on capital loss carryovers. The nine months ended September 30, 2016 included federal income tax benefits of $78 related to the partial reduction of the deferred tax valuation allowance on capital loss carryovers due to taxable gains on the termination of certain derivatives during the period and $65 related to the pending sale of the Company's U.K. property and casualty run-off subsidiaries. The nine months ended September 30, 2015 included a federal income tax benefit of $36, related to uncertain tax positions and a tax benefit of $60 related to the partial reduction of the deferred tax valuation allowance on capital loss carryovers due to taxable gains on sales of investments. For further discussion of income taxes, see Note 9 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS
Composition of Invested Assets

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$60,225	81.7%	$59,196	81.4%
Fixed maturities, at fair value using the fair value option ("FVO")	360	0.5%	503	0.7%
Equity securities, AFS, at fair value [1]	875	1.2%	1,121	1.5%
Mortgage loans	5,611	7.6%	5,624	7.7%
Policy loans, at outstanding balance	1,432	1.9%	1,447	2.0%
Limited partnerships and other alternative investments	2,482	3.4%	2,874	4.0%
Other investments [2]	515	0.7%	120	0.2%
Short-term investments	2,219	3.0%	1,843	2.5%
Total investments	$73,719	100.0%	$72,728	100.0%

[1]	Included equity securities at fair value using the FVO of $282 as of December 31, 2015. The Company did not hold any equity securities, FVO as of September 30, 2016.

[2]	Primarily relates to derivative instruments.
The increase in total investments since December 31, 2015, was primarily the result of an increase in fixed maturities, AFS and short-term investments, partially offset by a decrease in limited partnerships and other alternative investments. The increase in fixed maturities, AFS was primarily due to an increase in valuations as a result of a decline in interest rates and tighter credit spreads, partially offset by the transfer of assets to assets held for sale related to the U.K. property and casualty run-off subsidiaries. For further information on the disposition, see Note 2 - Business Acquisitions and Dispositions of Notes to Condensed Consolidated Financial Statements. The increase in short-term investments was largely due to holding more short-term investments until those assets are reinvested into longer duration asset classes. The decline in limited partnerships and other alternative investments was primarily due to redemptions in hedge fund investments which were reinvested into other asset classes.

Net Investment Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$589	4.2%	$608	4.3%	$1,788	4.2%	$1,811	4.2%
Equity securities, AFS	5	2.7%	8	3.7%	22	3.3%	19	2.5%
Mortgage loans	62	4.4%	67	4.8%	182	4.3%	207	4.9%
Policy loans	20	5.3%	20	5.7%	62	5.7%	60	5.6%
Limited partnerships and other alternative investments	93	15.2%	22	2.9%	141	7.3%	215	10.0%
Other [3]	29		33		90		106
Investment expense	(26)		(28)		(82)		(83)
Total net investment income	772	4.5%	730	4.1%	2,203	4.2%	2,335	4.4%
Total net investment income excluding limited partnerships and other alternative investments	$679	4.1%	$708	4.2%	$2,062	4.1%	$2,120	4.1%

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
Three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015
Total net investment income for the three months ended September 30, 2016, increased as compared to the three months ended September 30, 2015, primarily due to an increase in income from limited partnerships and other alternative investments. The increase in limited partnership and alternative investment income was primarily due to an increase in the valuation on private equity funds as well as losses on hedge funds in the prior year driven by negative returns on global macro and credit strategies. Total net investment income for the nine months ended September 30, 2016, was lower as compared to the nine months ended September 30, 2015, primarily due to lower income from limited partnerships and other alternative investments. The decline in partnership income was primarily due to higher income in the prior year due to both the sale of an underlying company within a real estate fund and higher valuations. Excluding limited partnerships and other alternative investments, net investment income for three and nine months ended September 30, 2016 declined as compared to the three and nine months ended September 30, 2015, primarily due to lower income from make-whole premiums on fixed maturities and prepayment premiums on mortgage loans as well as the effect of reinvesting at lower interest rates and a decrease in invested asset levels as a result of the run-off of Talcott Resolution.
Annualized net investment income yield, excluding limited partnerships and other alternative investments and income received from make-whole premiums on fixed maturities and prepayment premiums on mortgage loans, was 4.0%, for the nine months ended September 30, 2016, consistent with the yield of the same period in 2015, as the impact of reinvesting at lower rates was offset by lower liquidity levels and slightly longer portfolio duration.
The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the nine months ended September 30, 2016, was approximately 3.4%, which was below the average yield of sales and maturities of 4.1% for the same period due to the current interest rate environment.
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

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2016	2015	2016	2015
Gross gains on sales	$114	$83	$328	$401
Gross losses on sales	(24)	(73)	(157)	(333)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings	(14)	(40)	(44)	(63)
Valuation allowances on mortgage loans	—	1	—	(2)
Periodic net coupon settlements on credit derivatives	2	3	2	8
Results of variable annuity hedge program
GMWB derivatives, net	6	(32)	(8)	(35)
Macro hedge program	(64)	51	(98)	24
Total results of variable annuity hedge program	(58)	19	(106)	(11)
Other, net [1]	(37)	(37)	(142)	(30)
Net realized capital gains (losses)	$(17)	$(44)	$(119)	$(30)

[1]
Includes changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and the fixed payout annuity hedge. The three and nine months ended September 30, 2016 also include an estimated capital loss on sale of the Company's U.K. property and casualty run-off subsidiaries of $59, before tax. This excludes a related income tax benefit of $65 included within income tax expense on the Condensed Consolidated Statements of Operations, for an estimated after-tax net gain of $6 on the sale.

Details on the Company’s net realized capital gains and losses are as follows:
Gross Gains and Losses on Sales

•
Gross gains on sales for the three and nine months ended September 30, 2016, were primarily due to gains on the sale of U.S. Treasury securities, corporate securities, including tender offers, and municipal bonds. Gross losses on sales for the three and nine months ended September 30, 2016, were primarily the result of losses on the sale of corporate and equity securities. The sales were primarily a result of duration, liquidity and credit management.

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

Variable Annuity Hedge Program

•
For the three months ended September 30, 2016, the net gain related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, was primarily due to gains of $16 due to favorable policyholder behavior and gains of $11 driven by outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by losses of $11 primarily resulting from assumption updates and losses of $6 due to an increase in interest rates.

•
For the nine months ended September 30, 2016, the net loss related to the combined GMWB hedging program was primarily due to losses of $19 driven by an increase in U.S equity markets, partially offset by non-market gains of $14. The non-market gains include favorable policyholder behavior and outperformance of the underlying actively managed funds compared to their respective indices, partially offset by assumption and fund regression updates.

•
For the three and nine months ended September 30, 2016, the losses on the macro hedge program were primarily due to losses of $25 and $58, respectively, driven by an increase in equity markets and losses of $19 and $40, respectively, driven by time decay on options. Additional losses of $9 for the three months ended September 30, 2016 were driven by a decline in equity volatility.

•
For the three and nine months ended September 30, 2015, the net losses related to the combined GMWB hedging program were primarily due to losses of $21 and $10, respectively, resulting from the underperformance of the underlying actively managed funds compared to their respective indices and losses of $9 and $12, respectively, driven by unfavorable policyholder behavior.

•
For the three months ended September 30, 2015, the gain on the macro hedge program was primarily due to gains of $42 driven by a decline in equity markets. For the nine months ended September 30, 2015 the gain on the macro hedge program was primarily due to gains of $39 driven by a decline in equity markets, gains of $12 driven by increased equity volatility, and gains of $8 driven by a decline in interest rates. The gains for the nine months ended September 30, 2015 were partially offset by losses of $33 driven by time decay on options.

Other, Net

•
Other, net loss for the three months ended September 30, 2016, primarily included a loss of $59 associated with the Company's U.K. property and casualty run-off subsidiaries currently held for sale, partially offset by gains of $10 on credit derivatives driven by credit spread tightening.

•
Other, net loss for the nine months ended September 30, 2016, was primarily due to a loss of $59 associated with the Company's U.K. property and casualty run-off subsidiaries currently held for sale and losses of $48 associated with modified coinsurance reinsurance contracts driven by a decline in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies. The assets remain on the Company's books and the Company recorded an offsetting gain in AOCI as a result of the increase in market value of the bonds. Additional losses for the nine months ended September 30, 2016, were due to losses of $28 on equity derivatives which were hedging against a decline in the equity market on the investment portfolio and losses of $16 on interest rate derivatives driven by a decline in interest rates.

•
Other, net loss for the three months ended September 30, 2015, was primarily due to losses of $20 on credit derivatives driven by widening credit spreads and losses of $11 on interest derivatives due to a decline in interest rates. Other, net loss for the nine months ended September 30, 2015, was primarily due to losses of $28 on credit derivatives driven by widening credit spreads and losses of $24 related to fixed payout annuity hedge primarily driven by a decline in U.S. interest rates. These losses for the nine months ended September 30, 2015, were partially offset by gains of $28 related to modified coinsurance reinsurance contracts, primarily driven by widening credit spreads, partially offset by a decline in long-term interest rates.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2015 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2015 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2016.

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
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Nine Months Ended September 30, 2016
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,559	$1,845	$3,421	$21,825
Reinsurance and other recoverables	2,293	19	570	2,882
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Add: Maxum acquisition [4]	122	—	—	122
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,820	2,040	—	4,860
Current accident year catastrophes [5]	167	188	—	355
Prior accident year development	8	131	270	409
Total provision for unpaid losses and loss adjustment expenses	2,995	2,359	270	5,624
Less: payments	2,582	2,228	471	5,281
Less: net reserves transferred to liabilities held for sale [3]	—	—	487	487
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,801	1,957	2,163	18,921
Reinsurance and other recoverables	2,299	18	377	2,694
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$17,100	$1,975	$2,540	$21,615
Earned premiums	$4,950	$2,931
Loss and loss expense paid ratio [1]	52.2	76.0
Loss and loss expense incurred ratio	60.5	80.5
Prior accident year development (pts) [2]	0.2	4.5

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[3]
Liabilities to be transferred to the buyer in connection with the pending sale of the Company's U.K. property and casualty run-off subsidiaries are classified as held for sale in the Company's Condensed Consolidated Balance Sheets as of September 30, 2016.

[4]	Represents Maxum reserves, net as of the acquisition date.

[5]	Contributing to the current accident year catastrophes losses were the following events:

Nine Months Ended September 30, 2016
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Wind and hail [1]	$142	$179	$321
Winter storms [1]	25	7	32
Wildfire	—	2	2
Total	$167	$188	$355

[1]	These amounts represent an aggregation of multiple catastrophes.

Prior accident year development recorded in 2016
Included within prior accident year development were the following increases (decreases) to reserves:

Three Months Ended September 30, 2016
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$18	$—	$—	$18
Homeowners	—	1	—	1
Professional liability	(2)	—	—	(2)
Package business	(2)	—	—	(2)
General liability	1	—	—	1
Commercial property	5	—	—	5
Workers’ compensation	(4)	—	—	(4)
Workers’ compensation discount accretion	7	—	—	7
Catastrophes	(3)	1	—	(2)
Other reserve re-estimates, net	2	1	—	3
Total prior accident year development	$22	$3	$—	$25

Nine Months Ended September 30, 2016
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$19	$140	$—	$159
Homeowners	—	(4)	—	(4)
Professional liability	(35)	—	—	(35)
Package business	50	—	—	50
General liability	67	—	—	67
Bond	(6)	—	—	(6)
Commercial property	2	—	—	2
Net asbestos reserves	—	—	197	197
Net environmental reserves	—	—	71	71
Workers’ compensation	(87)	—	—	(87)
Workers’ compensation discount accretion	21	—	—	21
Catastrophes	(4)	(3)	—	(7)
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	11	(2)	2	11
Total prior accident years development	$8	$131	$270	$409
During the three and nine months ended September 30, 2016, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:

•	Increased reserves in commercial auto liability, predominately for the 2015 accident year, primarily due to increased frequency of large claims.

•
Increased reserves in personal auto liability, primarily related to increased bodily injury frequency and severity for the 2015 accident year, including for uninsured and under-insured motorist claims, and increased bodily injury severity for the 2014 accident year.  Increases in auto liability loss costs were across both the direct and agency distribution channels.

•
Decreased reserves in professional liability for claims made years 2008 - 2013, primarily for large accounts, including on non-securities class action cases. Claim costs have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•
Increased reserves in small commercial package business due to higher than expected severity on liability claims, principally for accident years 2013 - 2015. Severity for these accident years has developed unfavorably and management has placed more weight on emerged experience.

•
Increased reserves in general liability for accident years 2012 - 2015 primarily due to higher severity losses incurred on a class of business that insures service and maintenance contractors and, in second quarter 2016, increased reserves in general liability for accident years 2008 and 2010 primarily due to indemnity losses and legal costs associated with a litigated claim.

•
Workers’ compensation reserves consider favorable emergence on reported losses for recent accident years as well as a partially offsetting adverse impact related to two recent Florida Supreme Court rulings that have increased the Company’s exposure to workers’ compensation claims in that state. The favorable emergence has been driven by lower frequency and, to a lesser extent, lower medical severity and management has placed additional weight on this favorable experience as it becomes more credible.

•	Decreased reserves for uncollectible reinsurance as a result of giving greater weight to favorable collectability experience in recent calendar periods in estimating future collections.

•	Refer to the Property & Casualty Other Operations sections for discussion of the increase in net asbestos, net environmental and other reserve re-estimates, net.
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Nine Months Ended September 30, 2015
	Commercial Lines [3]	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,465	$1,874	$3,467	$21,806
Reinsurance and other recoverables	2,459	18	564	3,041
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,006	1,856	2,903	18,765
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,789	1,916	—	4,705
Current accident year catastrophes [3]	108	190	—	298
Prior accident year development	69	(18)	204	255
Total provision for unpaid losses and loss adjustment expenses	2,966	2,088	204	5,258
Less: payments	2,743	2,062	215	5,020
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,229	1,882	2,892	19,003
Reinsurance and other recoverables	2,343	17	589	2,949
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,572	$1,899	$3,481	$21,952
Earned premiums	$4,853	$2,895
Loss and loss expense paid ratio [1]	56.5	71.2
Loss and loss expense incurred ratio	61.1	72.1
Prior accident year development (pts) [2]	1.4	(0.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Nine Months Ended September 30, 2015
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Winter storms [1]	$60	$25	$85
Tornadoes [1]	18	27	45
Wind and hail [1]	27	81	108
Other [2]	3	57	60
Total	$108	$190	$298

[1]	These amounts represent an aggregation of multiple catastrophes.

[2]	Consists primarily of wildfires.

Prior accident year development recorded in 2015
Included within prior accident year development were the following increases (decreases) to reserves:

Three Months Ended September 30, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$30	$(7)	$—	$23
Homeowners	—	2	—	2
Professional liability	(6)	—	—	(6)
Package business	3	—	—	3
General liability	9	—	—	9
Commercial property	4	—	—	4
Workers’ compensation discount accretion	7	—	—	7
Catastrophes	1	—	—	1
Other reserve re-estimates, net	2	(9)	1	(6)
Total prior accident year development	$50	$(14)	$1	$37

Nine Months Ended September 30, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$60	$(7)	$—	$53
Homeowners	—	9	—	9
Professional liability	(23)	—	—	(23)
Package business	8	—	—	8
General liability	(7)	—	—	(7)
Commercial property	(2)	—	—	(2)
Net asbestos reserves	—	—	146	146
Net environmental reserves	—	—	55	55
Workers’ compensation discount accretion	22	—	—	22
Catastrophes	(1)	(16)	—	(17)
Other reserve re-estimates, net	12	(4)	3	11
Total prior accident years development	$69	$(18)	$204	$255
During the three and nine months ended September 30, 2015, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:

•	Increased reserves in commercial auto liability due to increased severity of large claims, predominantly for accident years 2010 through 2013.

•
Decreased reserves in professional liability for claims made years 2009 - 2011 primarily for large accounts. Claim costs for these accident years have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•
Apart from workers' compensation discount accretion, changes in workers' compensation reserves netted to zero, as a decrease in nominal reserves was offset by a reduction in the amount of workers' compensation loss reserve discount driven by the improvement in claim closure rates resulting in a decrease in the number of outstanding claims for permanently disabled claimants.

•	Decreased catastrophe reserves primarily for accident year 2014 as fourth quarter 2014 catastrophes have developed favorably.

•
Within Other reserve re-estimates, net, decreased contract surety reserves across several accident years and decreased commercial surety reserves for accident years 2012 - 2014 as a result of lower emerged losses. These reserve decreases were offset by an increase in reserves for commercial surety related to accident years 2007 and prior as the number of new claims reported has outpaced expectations.

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
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended September 30, 2016	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3] [4]	$1,565		$302	$848	$2,715
Losses and loss adjustment expenses incurred	—		—	—	$—
Less: losses and loss adjustment expenses paid	38		9	18	$65
Less: net reserves transferred to liabilities held for sale [6]	205		41	241	$487
Ending liability – net [2][3]	$1,322	[5]	$252	$589	$2,163

Nine Months Ended September 30, 2016	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][4]	$1,712		$247	$892	$2,851
Losses and loss adjustment expenses incurred	197		71	2	270
Less: losses and loss adjustment expenses paid	382	[4]	25	64	471
Less: net reserves transferred to liabilities held for sale [6]	205		41	241	487
Ending liability – net [2][3]	$1,322	[5]	$252	$589	$2,163

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

[2]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $14 and $9 respectively, as of December 31, 2015 and $15 and $7, respectively, as of September 30, 2016. Total net losses and loss adjustment expenses incurred for the three and nine months ended September 30, 2016 includes $3 and $16, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three and nine months ended September 30, 2016 includes $6 and $17, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,222 and $287, respectively, as of December 31, 2015 and $2,012 and $332 as of September 30, 2016.

[4]	Includes payment of $262 related to the settlement of PPG Industries, Inc. ("PPG") asbestos liabilities, net of reinsurance billed to third-party reinsurers.

[5]
The one year and average three year net paid amounts for asbestos claims, including claims in Ongoing Operations, were $427 and $279, respectively, resulting in a one year net survival ratio of 3.6 and a three year net survival ratio of 5.5. Excluding the impact of the PPG settlement, the average one year and three year paid amounts were $165 and $192 respectively, resulting in a one year net survival ratio of 9.3 and a three year net survival ratio of 8.0. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

[6]
Liabilities to be transferred to the buyer in connection with the pending sale of the Company's U.K. property and casualty run-off subsidiaries are classified as held for sale in the Company's Condensed Consolidated Balance Sheets as of September 30, 2016.

Three Months Ended September 30, 2015	Asbestos		Environmental	All Other	Total
Beginning liability—net [1][2]	$1,777		$271	$915	$2,963
Losses and loss adjustment expenses incurred	—		—	1	1
Less : losses and loss adjustment expenses paid	42		17	13	72
Ending liability – net [1][2]	$1,735	[3]	$254	$903	$2,892

Nine Months Ended September 30, 2015	Asbestos		Environmental	All Other	Total
Beginning liability—net [1][2]	$1,710		$241	$952	$2,903
Losses and loss adjustment expenses incurred	146		55	3	204
Less: losses and loss adjustment expenses paid	121		42	52	215
Ending liability – net [1][2]	$1,735	[3]	$254	$903	$2,892

[1]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $16 and $6, respectively, as of December 31, 2014 and $14 and $9, respectively, as of September 30, 2015. Total net losses and loss adjustment expenses incurred for the three and nine months ended September 30, 2015 includes $4 and $9, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three and nine months ended September 30, 2015 includes $4 and $9, respectively, related to asbestos and environmental claims.

[2]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,193 and $267, respectively, as of December 31, 2014 and $2,248 and $296 as of September 30, 2015.

[3]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, were $179 and $203, respectively, resulting in a one year net survival ratio of 9.8 and a three year net survival ratio of 8.6. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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
The following table sets forth paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended September 30, 2016	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$27	$—	$7	$—
Assumed Reinsurance	17	—	1	—
London Market	3	—	1	—
Total	47	—	9	—
Ceded	(9)	—	—	—
Net	$38	$—	$9	$—

	Asbestos [1]		Environmental [1]
Nine Months Ended September 30, 2016	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$421	$257	$24	$77
Assumed Reinsurance	33	—	3	—
London Market	13	—	4	—
Total	467	257	31	77
Ceded	(85)	(60)	(6)	(6)
Net	$382	$197	$25	$71

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and nine months ended September 30, 2016 includes $3 and $17, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and nine months ended September 30, 2016 includes $7 and $18, respectively, related to asbestos and environmental claims.

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
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment, resolution of coverage disputes with our policyholders and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2016 of approximately $1.8 billion ($1.5 billion and $0.3 billion for asbestos and environmental, respectively), are within an estimated range, unadjusted for covariance, of $1.4 billion to $2.3 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2015 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results and liquidity.
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
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of September 30, 2016	As of December 31, 2015
DAC	$1,030	$1,180
SIA	$55	$56
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$331	$340

[1]
For additional information on death and other insurance benefit reserves, see Note 8 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The benefit (charge) to income net of tax as a result of the Unlocks is as follow:

	Talcott Resolution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
DAC	$(29)	$(43)	$(17)	$(31)
SIA	4	(3)	5	(2)
Death and Other Insurance Benefit Reserves	12	(3)	30	60
Total (before tax)	$(13)	$(49)	$18	$27
Income tax effect	(4)	(16)	7	10
Total (after-tax)	$(9)	$(33)	$11	$17
The Unlock charge, after-tax, for the three months ended September 30, 2016 was primarily due to the reduction of the fixed annuity DAC balance to zero due to the impact of the sustained low interest rates on estimated gross profits, partially offset by an off-cycle assumption change that reduced future expected lapse rates given recent experience and an unlock benefit on variable annuity DAC due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets. The Unlock benefit, after-tax, for the nine months ended September 30, 2016 was primarily due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets partially offset by the reduction of the fixed annuity DAC balance to zero.
The Unlock charge, after tax, for the three months ended September 30, 2015 was due to separate accounts being below our aggregated returns during the period largely due to the decline in equity markets. The Unlock benefit, after-tax, for the nine months ended September 30, 2015 was primarily due to an off-cycle assumption change related to benefit utilization and partially offset by separate account returns being below our aggregated estimated returns during the period.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 41% as of September 30, 2016. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of September 30, 2016, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of September 30, 2016, the deferred tax asset valuation allowance was reduced to $1 with the remaining allowance related to limitations on the use of losses for one subsidiary. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax assets.

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
Assets Under Management
Assets under management (“AUM”) include account values and mutual fund and ETF assets. AUM is a measure used by the Company because a significant portion of the Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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

A reconciliation of net income to core earnings is set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$438	$381	$977	$1,261
Less: Unlock benefit (charge), before tax	(13)	(49)	18	27
Less: Net realized capital losses including DAC, excluded from core earnings, before tax	(13)	(49)	(110)	(40)
Less: Restructuring and other costs, before tax	—	(4)	—	(16)
Less: Loss on extinguishment of debt, before tax	—	—	—	(21)
Less: Net reinsurance gain on dispositions, before tax	—	20	—	28
Less: Income tax benefit on items not included in core earnings	51	90	149	69
Less: Income from discontinued operations, after-tax	—	9	—	9
Core earnings	$413	$364	$920	$1,205
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
Mutual Fund and Exchange-Traded Fund Assets
Mutual fund and ETF assets are owned by the shareholders of those funds and not by the Company and therefore are not reflected in the Company’s consolidated financial statements. Mutual fund and ETF assets are a measure used by the Company because a significant portion of the Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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

COMMERCIAL LINES
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2016	2015	Change	2016	2015	Change
Written premiums	$1,673	$1,639	2%	$5,068	$5,016	1%
Change in unearned premium reserve	(4)	(8)	50%	118	163	(28%)
Earned premiums	1,677	1,647	2%	4,950	4,853	2%
Losses and loss adjustment expenses
Current accident year before catastrophes	969	952	2%	2,820	2,789	1%
Current accident year catastrophes	43	8	NM	167	108	55%
Prior accident year development	22	50	(56%)	8	69	(88%)
Total losses and loss adjustment expenses	1,034	1,010	2%	2,995	2,966	1%
Amortization of DAC	243	239	2%	727	710	2%
Underwriting expenses	293	304	(4%)	886	883	—%
Dividends to policyholders	4	4	—%	12	13	(8%)
Underwriting gain	103	90	14%	330	281	17%
Net servicing income [1]	8	6	33%	17	14	21%
Net investment income	239	208	15%	674	704	(4%)
Net realized capital gains (losses)	39	(18)	NM	31	(17)	NM
Other income (expense)	(3)	1	NM	(2)	4	(150%)
Income before income taxes	386	287	34%	1,050	986	6%
Income tax expense	114	83	37%	310	283	10%
Income from continuing operations, net of tax	272	204	33%	740	703	5%
Income from discontinued operations, net of tax	—	7	(100%)	—	7	(100%)
Net income	$272	$211	29%	$740	$710	4%

[1]	Includes servicing revenues of $24 for the three months ended September 30, 2016 and 2015, and $67 and $66 for the nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures [1]	2016	2015	2016	2015
New business premium	$270	$271	$832	$850
Standard commercial lines policy count retention	85%	84%	84%	84%
Standard commercial lines renewal written pricing increases	2%	2%	2%	2%
Standard commercial lines renewal earned pricing increases	2%	3%	2%	4%
Standard commercial lines policies in-force as of end of period (in thousands)			1,345	1,301

[1]	Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude Maxum, middle market specialty programs and livestock lines of business.

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2016	2015	Change	2016	2015	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	57.8	57.8	—	57.0	57.5	0.5
Current accident year catastrophes	2.6	0.5	(2.1)	3.4	2.2	(1.2)
Prior accident year development	1.3	3.0	1.7	0.2	1.4	1.2
Total loss and loss adjustment expense ratio	61.7	61.3	(0.4)	60.5	61.1	0.6
Expense ratio	32.0	33.0	1.0	32.6	32.8	0.2
Policyholder dividend ratio	0.2	0.2	—	0.2	0.3	0.1
Combined ratio	93.9	94.5	0.6	93.3	94.2	0.9
Current accident year catastrophes and prior year development	3.9	3.5	(0.4)	3.6	3.6	—
Combined ratio before catastrophes and prior year development	90.0	91.0	1.0	89.8	90.6	0.8

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015
Overview
Net income for the three months ended September 30, 2016, as compared to the prior year period, increased primarily due to a shift to net realized capital gains in the current year from net realized capital losses in the prior year, as well as higher net investment income and a higher underwriting gain. The increase in underwriting gain was primarily due to lower unfavorable prior accident year reserve development, earned premium growth and lower expenses, partially offset by higher current accident year catastrophes.
Net income for the nine months ended September 30, 2016, as compared to the prior year period, increased primarily due to a higher underwriting gain and a shift to net realized capital gains in the current year from net realized capital losses in the prior year, partially offset by lower net investment income. The increase in underwriting gain was driven by lower unfavorable prior accident year reserve development, earned premium growth and a lower current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by higher current accident year catastrophe losses.
Revenues - Earned and Written Premiums
Earned premiums for the three and nine months ended September 30, 2016, as compared to the prior year period, increased reflecting written premium growth over the preceding twelve months.
Written premiums, as compared to the prior year period, increased for the three and nine months ended September 30, 2016 primarily due to growth in small commercial, partially offset by decreases in middle market and specialty commercial. Small commercial growth was primarily due to higher renewal and audit premium, as well as new business premium growth and renewal written pricing increases. The decrease in middle market was primarily driven by lower new business premium, partially offset by increased renewal written premium including the effect of renewal written pricing increases while the decrease in specialty commercial was primarily due to lower National Accounts premium. For the three and nine months ended September 30, 2016 renewal written pricing increases averaged 2% in standard commercial, which included 3% for small commercial and 1% for middle market.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three and nine months ended September 30, 2016, as compared to the prior year period, increased reflecting higher current accident year losses and loss adjustment expenses, including higher catastrophes, partially offset by lower unfavorable prior accident year reserve development.

•
The current accident year loss and loss adjustment expense ratio before catastrophes for the three months ended September 30, 2016, was unchanged from the prior year period at 57.8, as a lower loss and loss adjustment expense ratio in workers' compensation was offset by a higher loss and loss adjustment expense ratio commercial auto and higher non-catastrophe property losses.

The decrease in the current accident year loss and loss adjustment expense ratio before catastrophes for the nine months ended September 30, 2016, as compared to the prior year period from 57.5 to 57.0, was primarily due to a lower loss and loss adjustment expense ratio in workers' compensation.

•
Current accident year catastrophe losses totaled $43, before tax, for the three months ended September 30, 2016, compared to $8 before tax, for the three months ended September 30, 2015. Catastrophe losses for 2016 were primarily due to multiple wind and hail events concentrated in the Midwest and the central plains. Catastrophe losses for 2015 were primarily due to wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

Current accident year catastrophe losses totaled $167, before tax, for the nine months ended September 30, 2016, compared to $108, before tax, for the nine months ended September 30, 2015. Catastrophe losses for both periods were primarily due to wind and hail events and winter storms across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Unfavorable prior accident year reserve development of $22, before tax, for the three months ended September 30, 2016, compared to unfavorable reserve development of $50, before tax, for the three months ended September 30, 2015. The net reserve increase for the three months ended September 30, 2016 related primarily to increases in commercial auto liability. Net reserve increases for the three months ended September 30, 2015 related primarily to commercial auto liability and worker's compensation discount accretion. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

Unfavorable prior accident year reserve development of $8, before tax, for the nine months ended September 30, 2016, compared to unfavorable reserve development of $69, before tax, for the nine months ended September 30, 2015. Net reserve increases for the nine months ended September 30, 2016 were primarily related to to reserve increases for general liability, package business and commercial auto, largely offset by reserve decreases in workers' compensation, professional liability and uncollectible reinsurance. Net reserve increases for the nine months ended September 30, 2015 were primarily related to commercial auto liability and worker's compensation discount accretion, partially offset by a reduction in reserves for professional liability. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.
Underwriting Ratios
The combined ratio decreased 0.6 points to 93.9 in the three month period primarily due to a decrease in unfavorable prior year development and a lower expense ratio, partially offset by higher catastrophes. The combined ratio, before catastrophes and prior year development, decreased 1.0 points to 90.0 for the three months ended September 30, 2016 from 91.0 for the three months ended September 30, 2015 due to a lower expense ratio.
The combined ratio decreased 0.9 points to 93.3 in the nine month period primarily due to a decrease in the combined ratio before catastrophes and prior year development. The combined ratio before catastrophes and prior year development decreased 0.8 points, to 89.8 for the nine months ended September 30, 2016 from 90.6 for the nine months ended September 30, 2015. The decrease was primarily due to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes as well as a lower expense ratio.
Investment Results
Investment income increased for the three months ended September 30, 2016, as compared to the prior year period and decreased for the nine months ended September 30, 2016. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 9 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PERSONAL LINES
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2016	2015	Change	2016	2015	Change
Written premiums	$1,000	$1,034	(3%)	$2,945	$2,982	(1%)
Change in unearned premium reserve	20	57	(65%)	14	87	(84%)
Earned premiums	980	977	—%	2,931	2,895	1%
Losses and loss adjustment expenses
Current accident year before catastrophes	719	682	5%	2,040	1,916	6%
Current accident year catastrophes	37	68	(46%)	188	190	(1%)
Prior accident year development	3	(14)	121%	131	(18)	NM
Total losses and loss adjustment expenses	759	736	3%	2,359	2,088	13%
Amortization of DAC	86	90	(4%)	264	270	(2%)
Underwriting expenses	137	162	(15%)	432	465	(7%)
Underwriting gain (loss)	(2)	(11)	82%	(124)	72	NM
Net servicing income	—	—	—%	—	3	(100%)
Net investment income	35	29	21%	99	98	1%
Net realized capital gains	5	4	25%	4	4	—%
Other income (expense)	2	(1)	NM	2	16	(88%)
Income (loss) before income taxes	40	21	90%	(19)	193	(110)%
Income tax expense (benefit)	11	2	NM	(15)	57	(126%)
Net income (loss)	$29	$19	53%	$(4)	$136	(103)%

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2016	2015	Change	2016	2015	Change
Product Line
Automobile	$691	$707	(2%)	$2,067	$2,066	—%
Homeowners	309	327	(6%)	878	916	(4%)
Total	$1,000	$1,034	(3%)	$2,945	$2,982	(1%)
Earned Premiums
Product Line
Automobile	$686	$674	2%	$2,044	$1,994	3%
Homeowners	294	303	(3%)	887	901	(2%)
Total	$980	$977	—%	$2,931	$2,895	1%

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2016	2015	2016	2015
Policies in-force end of period (in thousands)
Automobile			2,016	2,052
Homeowners			1,208	1,284
New business written premium
Automobile	$70	$111	$263	$308
Homeowners	$18	$29	$62	$85
Policy count retention
Automobile	84%	84%	84%	84%
Homeowners	84%	85%	84%	85%
Renewal written pricing increase
Automobile	7%	6%	7%	6%
Homeowners	10%	8%	10%	8%
Renewal earned pricing increase
Automobile	7%	6%	6%	6%
Homeowners	9%	8%	9%	8%

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2016	2015	Change	2016	2015	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	73.4	69.8	(3.6)	69.6	66.2	(3.4)
Current accident year catastrophes	3.8	7.0	3.2	6.4	6.6	0.2
Prior year development	0.3	(1.4)	(1.7)	4.5	(0.6)	(5.1)
Total loss and loss adjustment expense ratio	77.4	75.3	(2.1)	80.5	72.1	(8.4)
Expense ratio	22.8	25.8	3.0	23.7	25.4	1.7
Combined ratio	100.2	101.1	0.9	104.2	97.5	(6.7)
Current accident year catastrophes and prior year development	4.1	5.6	1.5	10.9	6.0	(4.9)
Combined ratio before catastrophes and prior year development	96.1	95.6	(0.5)	93.3	91.6	(1.7)

	Three Months Ended September 30,			Nine Months Ended September 30,
Product Combined Ratios	2016	2015	Change	2016	2015	Change
Automobile
Combined ratio	104.8	100.4	(4.4)	109.5	98.1	(11.4)
Combined ratio before catastrophes and prior year development	103.1	101.6	(1.5)	100.7	97.6	(3.1)
Homeowners
Combined ratio	89.2	105.5	16.3	92.1	97.1	5.0
Combined ratio before catastrophes and prior year development	79.6	82.4	2.8	76.3	78.2	1.9

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015
Overview
Net income increased for the three months ended September 30, 2016, as compared with the prior year period primarily due to lower catastrophe losses and underwriting expenses due to a decrease in direct marketing expenses and higher net investment income, partially offset by higher current accident year losses and loss adjustment expenses before catastrophes. Net loss for the nine months ended September 30, 2016, as compared with net income in the prior year period, is primarily due to unfavorable auto liability prior accident year development as well as higher current accident year losses and loss adjustment expenses before catastrophes, partially offset by lower underwriting expenses due to a decrease in direct marketing expenses.
Revenues - Earned and Written Premiums
Earned premiums for the three and nine months ended September 30, 2016, as compared to the prior year periods, increased reflecting written premium growth in 2015. Written premiums for the three and nine months ended September 30, 2016, as compared to the prior year periods, decreased primarily due to a decline in new business. Policy count retention for homeowners was lower for the three and nine months ended September 30, 2016, as compared to the prior year periods, driven in part by renewal written pricing increases.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three and nine months ended September 30, 2016, as compared to the prior year periods, increased primarily due to higher current accident year losses and loss adjustment expenses before catastrophes and an increase in prior accident year development driven by favorable prior accident year development in the prior period.

•
Current accident year losses and loss adjustment expenses before catastrophes increased for the three months ended September 30, 2016, compared to the prior year period, as a result of higher auto liability frequency, and to a lesser extent, the effect of an increase in earned premiums. The current accident year loss and loss adjustment expense ratio before catastrophes of 73.4 in 2016 increased 3.6 points from 69.8 in 2015.

Current accident year losses and loss adjustment expenses before catastrophes increased for the nine months ended September 30, 2016, compared to the prior year period, as a result of higher auto liability frequency and severity, and to a lesser extent, the effect of an increase in earned premiums. The current accident year loss and loss adjustment expense ratio before catastrophes of 69.6 in 2016 increased 3.4 points from 66.2 in 2015.

•
Current accident year catastrophe losses of $37 before tax, for the three months ended September 30, 2016 compared to $68, before tax, for the prior year period. Catastrophe losses for the three months ended September 30, 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions. Catastrophe losses in 2015 were primarily due to wildfires in California.

Current accident year catastrophe losses of $188 before tax, for the nine months ended September 30, 2016 compared to $190, before tax, for the prior year period. Catastrophe losses for the nine months ended September 30, 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in the Midwest and central plains. Catastrophe losses in 2015 were primarily due to wildfires in California and multiple wind and hail events across various U.S. geographic regions.

•
Unfavorable prior accident year development of $3, before tax, for the three months ended September 30, 2016 compared to favorable prior accident year development of $14, before tax, for the prior year period with the favorable development in the three months ended September 30, 2015 mainly due to reduced reserves for catastrophes.

Unfavorable prior accident year development of $131, before tax, for the nine months ended September 30, 2016 compared to favorable prior accident year development of $18, before tax, for the prior year period. The net reserve increase for 2016 was primarily related to increased bodily injury frequency and severity for the 2015 accident year and increased bodily injury severity for the 2014 accident year.  Increases in auto liability loss costs were across both the direct and agency distribution channels. The net reserve decrease for 2015 was related to 2014 catastrophes and reduced reserves in auto liability due to lower litigation costs. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Underwriting Ratios
The combined ratio decreased 0.9 points for the three months ended September 30, 2016, reflecting a decrease in the current accident year catastrophe ratio and a decrease in the expense ratio, partially offset by an increase in the current accident year losses and loss adjustment expense ratio before catastrophes and an increase in the prior accident year development ratio. The combined ratio increased 6.7 points for the nine months ended September 30, 2016, reflecting an increase in the current accident year losses and loss adjustment expense ratio before catastrophes and an increase in the prior accident year development ratio, partially offset by a decrease in the expense ratio.

The combined ratio, before current accident year catastrophes and prior year development, increased 0.5 points and 1.7 points for the three and nine months ended September 30, 2016, respectively, reflecting an increase in the current accident year losses and loss adjustment expense ratio before catastrophe for auto, partially offset by a decrease in the expense ratio.
Auto frequency and severity trends in the third quarter of 2016 were generally consistent with the first half of 2016, resulting in higher auto losses compared to third quarter 2015. If fourth quarter 2016 auto frequency and severity trends remain at the levels experienced during the first nine months of 2016, the Company expects that the full year 2016 Personal Lines combined ratio before catastrophes and prior accident year development would be at the high end of a range of 93.0 to 94.0. For auto, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to be higher for full year 2016 than in 2015 driven by higher auto liability frequency and severity, partially offset by earned pricing increases and the expected benefit of underwriting and claims initiatives.  For homeowners, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to be lower for full year 2016 than in 2015, driven by earned pricing increases partially offset by increased average claim severity, though subject to uncertainty with the volatility of weather and non-weather related claims.
Investment Results
Investment income increased for the three and nine months ended September 30, 2016, as compared to the prior year periods. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 9 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2016	2015	Change	2016	2015	Change
Losses and loss adjustment expenses
Prior accident year development	$—	$1	(100%)	$270	$204	32%
Total losses and loss adjustment expenses	—	1	(100%)	270	204	32%
Underwriting expenses	7	8	(13%)	20	21	(5%)
Underwriting loss	(7)	(8)	13%	(290)	(224)	(29%)
Net investment income	31	30	3%	96	99	(3%)
Net realized capital gains (losses)	(47)	(2)	NM	(44)	4	NM
Other income	2	2	—%	4	4	—%
Income (loss) before income taxes	(21)	22	(195%)	(234)	(117)	(100%)
Income tax expense (benefit)	(52)	6	NM	(128)	(45)	(184%)
Net income (loss)	$31	$16	94%	$(106)	$(72)	(47%)
Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015
Net income for the three months ended September 30, 2016, as compared to the prior year period, increased primarily due to recognition of an estimated after-tax net gain of $6 on the pending sale of the Company's U.K. property and casualty run-off subsidiaries consisting of an estimated capital loss of $59, before tax, and an estimated federal income tax benefit of $65. Apart from the estimated pre-tax loss of $59, net realized capital gains (losses) changed from a net loss in the 2015 period to a net gain in the 2016 period contributing to the increase in net income.
Net loss for the nine months ended September 30, 2016, as compared to the prior year period, increased primarily due to higher unfavorable net asbestos and environmental reserve development associated with the Company's annual ground-up reserve evaluations. Total losses and loss adjustment expenses in 2016 and 2015 included prior accident year development of $197 and $146, before tax, respectively, related to asbestos reserves and $71 and $52, respectively, related to environmental reserves.
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
Investment income increased for the three months ended September 30, 2016, as compared to the prior year period, and decreased for the nine months ended September 30, 2016. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
For further discussion of income taxes, see Note 9 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2016	2015	Change	2016	2015	Change
Premiums and other considerations	$812	$769	6%	$2,415	$2,345	3%
Net investment income	95	91	4%	271	283	(4)%
Net realized capital gains (losses)	19	(6)	NM	37	(5)	NM
Total revenues	926	854	8%	2,723	2,623	4%
Benefits, losses and loss adjustment expenses	642	591	9%	1,894	1,807	5%
Amortization of deferred policy acquisition costs	8	8	—%	23	24	(4)%
Insurance operating costs and other expenses	190	198	(4)%	580	589	(2)%
Total benefits, losses and expenses	840	797	5%	2,497	2,420	3%
Income before income taxes	86	57	51%	226	203	11%
Income tax expense	24	15	60%	59	53	11%
Net income	$62	$42	48%	$167	$150	11%

	Three Months Ended September 30,			Nine Months Ended September 30,
Premiums and other considerations	2016	2015	Change	2016	2015	Change
Fully insured – ongoing premiums	$792	$751	5%	$2,354	$2,294	3%
Buyout premiums	—	1	(100)%	6	1	NM
Other	20	17	18%	55	50	10%
Total premiums and other considerations	$812	$769	6%	$2,415	$2,345	3%
Fully insured ongoing sales, excluding buyouts	$61	$61	—%	$407	$419	(3)%

	Three Months Ended September 30,			Nine Months Ended September 30,
Ratios, excluding buyouts	2016	2015	Change	2016	2015	Change
Group disability loss ratio	79.4%	80.9%	1.5	80.5%	81.2%	0.7
Group life loss ratio	80.0%	73.4%	(6.6)	77.4%	74.3%	(3.1)
Total loss ratio	79.1%	76.8%	(2.3)	78.4%	77.0%	(1.4)
Expense ratio	24.4%	26.8%	2.4	25.0%	26.2%	1.2

	Three Months Ended September 30,			Nine Months Ended September 30,
Margin	2016	2015	Change	2016	2015	Change
Net income margin	6.7%	4.9%	1.8	6.1%	5.7%	0.4
Effect of net capital realized gains (losses), net of tax on after-tax margin	1.1%	(0.6)%	1.7	0.7%	(0.2)%	0.9
Core earnings margin	5.6%	5.5%	0.1	5.4%	5.9%	(0.5)

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015
Net income increased for the three and nine months ended September 30, 2016, as compared to the prior year periods, primarily due to higher net realized capital gains, higher premiums and other considerations and lower insurance operating costs and other expenses, partially offset by higher benefits, losses and loss adjustment expenses.
Premiums and other considerations for the three and nine months ended September 30, 2016, increased 6% and 3%, respectively, compared to the prior year periods. Fully insured ongoing premiums increased 5% and 3% for the three and nine months ended September 30, 2016, respectively, compared to the prior year periods due to strong persistency and pricing increases. Insurance operating costs and other expenses decreased 4% and 2% for the three and nine months ended September 30, 2016, respectively, compared to the prior year period, due primarily to decreased administrative expenses.
Fully insured ongoing sales, excluding buyouts, for the three months ended September 30, 2016, were essentially flat as compared to the prior year period and decreased 3% for the nine months ended September 30, 2016, compared to the prior year period reflecting lower disability sales.
The total loss ratio increased 2.3 points to 79.1% for the three months ended September 30, 2016 and 1.4 points to 78.4% for the nine months ended September 30, 2016, as compared to the prior year period, due to a higher group life loss ratio. The group life loss ratio increased 6.6 points for the three months ended September 30, 2016 and 3.1 points for the nine months ended September 30, 2016, due to higher severity. The group disability loss ratio decreased 1.5 points for the three months ended September 30, 2016, compared to the prior year period which included 4.8 points of favorable changes in long term disability reserve assumptions. The decrease in the disability loss ratio reflects increased pricing and improved incidence trends. The group disability loss ratio decreased 0.7 points for the nine months ended September 30, 2016, compared to the prior year period, primarily driven by increased pricing and improved incidence trends, partially offset by an increase in long term disability claim severity. Included in the disability loss ratio for the nine months ended September 30, 2016 were favorable changes in long term disability reserve assumptions of 0.5 points as compared to 1.6 points in the prior year.
The expense ratio improved 2.4 points and 1.2 points for the three and nine months ended September 30, 2016, respectively, compared to the prior year period, reflecting premium growth and lower administrative expenses.
Investment income for the three months ended September 30, 2016 increased 4% as compared to the prior year period. Investment income for the nine months ended September 30, 2016 decreased 4% as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 9 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2016	2015	Change	2016	2015	Change
Fee income and other	$178	$182	(2)%	$517	$545	(5)%
Net investment income	—	—	—%	1	—	NM
Total revenues	178	182	(2)%	518	545	(5)%
Amortization of DAC	6	5	20%	17	16	6%
Insurance operating costs and other expenses	141	143	(1)%	407	427	(5)%
Total benefits, losses and expenses	147	148	(1)%	424	443	(4)%
Income before income taxes	31	34	(9)%	94	102	(8)%
Income tax expense	10	12	(17)%	33	36	(8)%
Net income	$21	$22	(5)%	$61	$66	(8)%

Average Total Mutual Funds segment AUM	$92,962	$92,350	1%	$93,232	$91,331	2%
Return on Assets
Net income	9.0	9.5	(5)%	8.7	9.6	(9)%
Core earnings	9.0	9.5	(5)%	8.7	9.6	(9)%

Mutual Funds segment AUM
Mutual Fund AUM - beginning of period	$74,941	$76,251	(2)%	$74,413	$73,035	2%
Sales	4,896	4,192	17%	13,682	12,891	6%
Redemptions	(4,702)	(3,885)	(21)%	(14,093)	(11,805)	(19)%
Net flows	194	307	(37)%	(411)	1,086	(138)%
Change in market value and other	2,769	(5,013)	155%	3,902	(2,576)	NM
Mutual Fund AUM - end of period	$77,904	$71,545	9%	$77,904	$71,545	9%
Exchange Traded Funds AUM [1]	210		NM	210		NM
Mutual Funds segment AUM before Talcott Resolution	78,114	71,545	NM	78,114	71,545	NM
Talcott Resolution AUM [2]	16,387	17,498	(6)%	16,387	17,498	(6)%
Total Mutual Funds segment AUM	$94,501	$89,043	6%	$94,501	$89,043	6%

Mutual Fund AUM by Asset Class
Equity	$48,476	$44,318	9%	$48,476	$44,318	9%
Fixed Income	12,864	13,443	(4)%	12,864	13,443	(4)%
Multi-Strategy Investments [3]	16,564	13,784	20%	16,564	13,784	20%
Mutual Fund AUM	$77,904	$71,545	9%	$77,904	$71,545	9%

[1]	Includes AUM of $205 acquired upon acquisition of Lattice Strategies, LLC in July 2016.

[2]	Talcott Resolution AUM consists of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

[3]	Includes balanced, allocation, and alternative investment products.
Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015
Net income for the three and nine months ended September 30, 2016 decreased compared to the prior year periods due to lower investment management fees resulting from a mix shift to lower-fee mutual funds combined with increased expenses incurred in connection with the acquisition of Lattice. See Note 2 - Business Acquisitions and Dispositions of the Notes to Consolidated Financial Statements for more information on the acquisition of Lattice.
Sales for the three and nine months ended September 30, 2016 increased compared to the prior year periods offset by certain redemptions related to portfolio rebalancing. Total Mutual Funds segment AUM for the three and nine months ended September 30, 2016 increased to $94.5 billion compared to prior year of $89.0 billion due to market value appreciation.

TALCOTT RESOLUTION
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2016	2015	Change	2016	2015	Change
Earned premiums	$35	$27	30%	$91	$73	25%
Fee income and other	233	248	(6%)	705	775	(9%)
Net investment income	366	367	—%	1,039	1,139	(9%)
Realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(10)	(21)	52%	(19)	(28)	32%
Other net realized capital gains (losses)	(22)	2	NM	(122)	(5)	NM
Net realized capital losses	(32)	(19)	(68%)	(141)	(33)	NM
Total revenues	602	623	(3%)	1,694	1,954	(13%)
Benefits, losses and loss adjustment expenses	345	372	(7%)	1,045	1,020	2%
Amortization of DAC	60	92	(35%)	114	192	(41%)
Insurance operating costs and other expenses	105	123	(15%)	325	363	(10%)
Reinsurance gain on dispositions [4]	—	(20)	100%	—	(28)	100%
Total benefits, losses and expenses	510	567	(10%)	1,484	1,547	(4%)
Income before income taxes	92	56	64%	210	407	(48%)
Income tax expense [1]	14	(16)	188%	11	7	57%
Income from continuing operations, net of tax	$78	$72	8%	$199	$400	(50%)
Income from discontinued operations, net of tax [2]	—	2	(100%)	—	2	(100%)
Net income	$78	$74	5%	$199	$402	(50%)
Assets Under Management (end of period)
Variable annuity account value	$41,696	$44,464	(6%)
Fixed market value adjusted and payout annuities	7,792	8,272	(6%)
Institutional annuity account value	15,550	15,230	2%
Other account value [3]	86,869	87,635	(1%)
Total account value	$151,907	$155,601	(2%)
Variable Annuity Account Value
Account value, beginning of period	$41,738	$49,359	(15%)	$44,245	$52,861	(16%)
Net outflows	(1,417)	(1,815)	22%	(4,379)	(6,190)	29%
Change in market value and other	1,375	(3,080)	145%	1,830	(2,207)	183%
Account value, end of period	$41,696	$44,464	(6%)	$41,696	$44,464	(6%)

[1]
The three and nine months ended September 30, 2015 includes a $36 net reduction in the provision for income taxes primarily related to the release of reserves due to the resolution of uncertain tax provisions.

[2]	Represents the income from operations of HLIKK.

[3]
Other account value included $31.5 billion, $14.6 billion, and $40.7 billion as of September 30, 2016 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Other account value included $33.1 billion, $14.5 billion, and $40.0 billion at September 30, 2015 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Account values associated with the Retirement Plans and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance transactions.

[4]	Amounts pertain to the Individual Life business sold in 2013.

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015
Net income for the three months ended September 30, 2016, as compared to the prior year period, increased primarily due to a reduced unlock charge, net realized capital gains from investment sales in 2016 and lower insurance operating costs and other expenses due to the continued run off of the variable annuity block. This was partially offset by losses in the macro hedge program, lower tax benefits recognized in the current year period and lower fee income due to the continued runoff of the variable annuity block and a reinsurance gain on disposition in 2015. In addition, lower fixed maturity investment income due to the run off of the annuity business was offset by higher limited partnership investment income. Net income for the nine months ended September 30, 2016, as compared to the prior year period, decreased primarily due to lower tax benefits recognized in the current year period and higher realized capital losses driven by a modified coinsurance reinsurance contract related to the Individual Life business and macro hedge program losses and a reinsurance gain on dispositions in 2015. In addition, lower fee income due to the continued runoff of the variable annuity block contributed to a decrease in net income. This was partially offset by lower amortization of DAC and lower insurance operating costs and other expenses due to the continued run off of the variable annuity block.
Account values for Talcott Resolution decreased to approximately $152 billion at September 30, 2016 from approximately $156 billion at September 30, 2015 primarily due to net outflows in variable annuity account value, partially offset by market appreciation. For the three months ended September 30, 2016 and the nine months ended September 30, 2016, variable annuity net outflows were approximately $1.4 billion and $4.4 billion due to the continued runoff of the business.
For the three months ended September 30, 2016, the annualized full surrender rate on variable annuities declined to 7.4% compared to 9.1% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the annualized full surrender rate on variable annuities declined to 7.2% compared to 10.3% for the nine months ended September 30, 2015. This decrease was primarily due to lower surrender activity and no in-force management initiatives in 2016. In addition, lower surrender activity for the nine months ended September 30, 2016 was due to market declines in the first two months of 2016 resulting in increased value of guarantees which causes fewer policyholders to surrender.
Contract counts decreased 10% for variable annuities at September 30, 2016 compared to September 30, 2015 primarily due to the continued runoff of the block.
The effective tax rates in 2016 and 2015 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to separate account DRD. For discussion of income taxes, see Note 9 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

CORPORATE
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2016	2015	Change	2016	2015	Change
Fee income [1]	$1	$1	—%	$3	$6	(50%)
Net investment income	6	5	20%	23	12	92%
Net realized capital gains (losses)	(1)	(3)	67%	(6)	17	(135%)
Total revenues	6	3	100%	20	35	(43%)
Insurance operating costs and other expenses [1]	6	13	(54%)	11	43	(74%)
Loss on extinguishment of debt	—	—	—%	—	21	(100%)
Interest expense	86	88	(2%)	257	271	(5%)
Total benefits, losses and expenses	92	101	(9%)	268	335	(20%)
Loss before income taxes	(86)	(98)	12%	(248)	(300)	17%
Income tax benefit	(31)	(95)	67%	(168)	(169)	1%
Net loss	$(55)	$(3)	NM	$(80)	$(131)	39%

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense included in insurance operating costs and other expenses.

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015
Net loss for the three months ended September 30, 2016 increased from a net loss in the prior year period primarily due to the effect of a $60 tax benefit in the 2015 period from a reduction of the deferred tax valuation allowance on capital loss carryovers.
Net loss for the nine months ended September 30, 2016 compared to the prior year period improved primarily due to a decrease in insurance operating costs and other expenses, an increase in net investment income and lower interest expense, partially offset by a change from net realized capital gains to net realized capital losses.
For discussion of income taxes, see Note 9 Income Taxes of Notes to Condensed Consolidated Financial Statements. For a discussion of investment results, see MD&A - Investment Results, Net Investment Income (loss) and Net Realized Capital Gains (losses).

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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of September 30, 2016:

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
The components of the gross and net reinsurance recoverables are summarized as follows:

Reinsurance Recoverables [3]	As of September 30, 2016	As of December 31, 2015
Paid loss and loss adjustment expenses [1]	$133	$119
Unpaid loss and loss adjustment expenses	2,385	2,662
Gross reinsurance recoverables	$2,518	$2,781
Less: Allowance for uncollectible reinsurance	(205)	(266)
Net reinsurance recoverables [2]	$2,313	$2,515

[1]
As of September 30, 2016 included $39 of reinsurance recoverables from reinsurers for losses paid on the PPG settlement. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Other Operations Claims, Reserve Activity.

[2]	As of September 30, 2016 included reinsurance recoverables of $113 acquired upon acquisition in July 2016 of Maxum and subsequent activity.

[3]
Excludes gross reinsurance recoverables of $249 and related allowance of $23 for uncollectible reinsurance related to the pending sale of the Company's U.K. property and casualty run-off subsidiaries. As of September 30, 2016, the net reinsurance recoverables of $226 are classified as held for sale in the Company's Condensed Consolidated Balance Sheets.

Life Insurance Product Reinsurance Recoverables
Life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
The components of the gross and net reinsurance recoverables are as follows:

Reinsurance Recoverables	As of September 30, 2016	As of December 31, 2015
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$20,813	$20,674
Gross reinsurance recoverables	$20,813	$20,674
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,813	$20,674

[1]	No allowance for uncollectible reinsurance is required as of September 30, 2016 and December 31, 2015.
As of September 30, 2016, the Company has reinsurance recoverables from MassMutual and Prudential of $8.5 billion and $11.0 billion, respectively. As of December 31, 2015, the Company had reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.8 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of September 30, 2016, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s Condensed Consolidated Stockholders’ Equity.
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
Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, a yen denominated fixed payout annuity and changes in equity of the U.K. property and casualty runoff subsidiaries currently held for sale. In addition, Talcott Resolution formerly issued non-U.S. dollar denominated funding agreement liability contracts. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
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
Liabilities
The Company has foreign currency exchange risk associated with yen denominated fixed payout annuities under a reinsurance contract. The Company has entered into pay U.S. dollar, receive yen swap contracts to hedge the currency exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments. In addition, the Company has in place certain foreign currency forwards to hedge the currency impacts on changes in equity of the U.K. property and casualty runoff subsidiaries.
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
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $41.7 billion and $44.2 billion as of September 30, 2016 and December 31, 2015, respectively.

The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between GMDB and GMWB (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of September 30, 2016
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	$41.7	$3.4	$0.7	31%	13%
GMWB	$18.9	$0.2	$0.1	7%	12%

Total Variable Annuity Guarantees
As of December 31, 2015
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	$44.2	$4.2	$1.1	55%	9%
GMWB	$20.2	$0.2	$0.2	11%	9%

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
Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offers both guarantees can only receive the GMDB or GMWB. The GMDB NAR disclosed in the preceding tables is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. For additional information on the Company’s GMDB liability, see Note 8 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
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
Risk Hedging
Variable Annuity Hedging Program
The Company’s variable annuity hedging is primarily focused, through the use of reinsurance and capital market derivative instruments, on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our variable annuity contracts. The variable annuity hedging also considers the potential impacts on statutory capital.

Reinsurance
The Company uses reinsurance for a portion of contracts with GMWB riders issued prior to the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB issued.
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
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of September 30, 2016 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis	As of September 30, 2016
(before tax and DAC) [1]	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(33)	$(13)	$7	$298	$130	$(96)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$(2)	$—	$(1)	$8	$4	$(4)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(70)	$(14)	$67	$140	$28	$(122)

[1]	These sensitivities are based on the following key market levels as of September 30, 2016: 1) S&P of 2,168; 2) 10yr US swap rate of 1.47%; 3) S&P 10yr volatility of 27.04%.

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
The Company has reinsured approximately 38% of its risk associated with GMWB and 79% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design and expense management.

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
The Company exercises various methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty of the counterparty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through asset sales or the use of derivative instruments. Counterparty credit risk is mitigated through the practice of entering into contracts only with strong creditworthy institutions and through the practice of holding and posting of collateral. In addition, transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin, monitor the Company's ability to request additional collateral in the event of a counterparty downgrade, and be an independent valuation source. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see the Portfolio Risks and Risk Management section and Note 6 - Investments of Notes to Condensed Consolidated Financial Statements. For further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process, see MD&A - Enterprise Risk Management, Insurance Risk Management, Reinsurance as a Risk Management Strategy.
As of September 30, 2016, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see MD&A - Enterprise Risk Management, Insurance Risk Management, Reinsurance as a Risk Management Strategy and the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.

Derivative Instruments
The Company utilizes a variety of over-the-counter ("OTC"), OTC-cleared and exchange-traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, commodity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 7 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
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
For the company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is a net market value of $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; therefore, the maximum combined threshold for a single counterparty across all legal entities that use derivatives is a net market value of $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2016, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives was a net market value of $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 10 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
For the nine months ended September 30, 2016, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	September 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,590	$8,225	13.6%	$7,911	$8,179	13.8%
AAA	7,289	7,693	12.8%	6,980	7,195	12.2%
AA	9,536	10,342	17.2%	9,943	10,584	17.9%
A	14,314	15,804	26.2%	14,297	15,128	25.5%
BBB	13,589	14,657	24.3%	14,598	14,918	25.2%
BB & below	3,424	3,504	5.9%	3,236	3,192	5.4%
Total fixed maturities, AFS	$55,742	$60,225	100%	$56,965	$59,196	100%
The fair value of securities increased, as compared to December 31, 2015, primarily related to higher valuations due to a decline in interest rates and credit spread tightening, partially offset by the transfer of assets to assets held for sale related to the U.K. property and casualty run-off subsidiaries and the run-off of Talcott Resolution. For further discussion on the disposition, see Note 2 - Business Acquisitions and Dispositions of Notes to Condensed Consolidated Financial Statements. The increase in AAA is primarily related to purchases of municipal bonds. In addition, the decline in BBB was due to sales of corporates, mainly financial and energy-related names. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type as well as fixed maturities and equity, FVO.

Securities by Type
	September 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,363	$21	$(31)	$2,353	3.9%	$2,183	$6	$(40)	$2,149	3.6%
Small business	86	6	(2)	90	0.1%	123	12	(4)	131	0.2%
Other	234	8	—	242	0.4%	214	6	(1)	219	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations ("CLOs")	2,106	8	(9)	2,105	3.5%	2,514	4	(21)	2,497	4.2%
Commercial real estate ("CREs")	21	22	—	43	0.1%	91	42	(1)	132	0.2%
Other [1]	387	37	—	425	0.7%	384	29	(1)	409	0.7%
CMBS
Agency backed [2]	1,516	63	(10)	1,569	2.6%	1,224	34	(8)	1,250	2.1%
Bonds	2,795	142	(7)	2,930	4.8%	2,725	58	(29)	2,754	4.7%
Interest only (“IOs”)	755	21	(7)	769	1.3%	719	13	(19)	713	1.2%
Corporate
Basic industry	1,099	95	(2)	1,192	2.0%	1,161	55	(45)	1,171	2.0%
Capital goods	1,564	157	(2)	1,719	2.9%	1,781	110	(15)	1,876	3.2%
Consumer cyclical	1,759	137	(2)	1,894	3.1%	1,848	68	(24)	1,892	3.2%
Consumer non-cyclical	3,795	386	(3)	4,178	6.9%	3,735	196	(24)	3,907	6.6%
Energy	1,979	180	(17)	2,142	3.6%	2,276	84	(111)	2,249	3.8%
Financial services	5,034	405	(31)	5,408	9.0%	6,083	246	(63)	6,266	10.6%
Tech./comm.	3,402	403	(3)	3,802	6.3%	3,553	229	(62)	3,720	6.3%
Transportation	833	77	(5)	905	1.5%	869	43	(10)	902	1.5%
Utilities	4,881	512	(15)	5,378	8.8%	4,395	299	(60)	4,634	7.8%
Other	269	18	(1)	286	0.5%	175	12	(2)	185	0.3%
Foreign govt./govt. agencies	1,106	83	(3)	1,186	2.0%	1,321	34	(47)	1,308	2.2%
Municipal bonds
Taxable	1,501	221	(2)	1,720	2.9%	1,315	92	(9)	1,398	2.4%
Tax-exempt	9,844	1,033	(3)	10,874	18.1%	9,809	916	(2)	10,723	18.1%
RMBS
Agency	2,476	101	—	2,577	4.3%	2,206	64	(6)	2,264	3.8%
Non-agency	172	7	—	179	0.3%	89	2	—	91	0.2%
Alt-A	122	2	—	124	0.2%	68	1	—	69	0.1%
Sub-prime	2,045	21	(10)	2,056	3.4%	1,623	15	(16)	1,622	2.7%
U.S. Treasuries	3,598	484	(3)	4,079	6.8%	4,481	222	(38)	4,665	7.9%
Fixed maturities, AFS	55,742	4,650	(168)	60,225	100%	56,965	2,892	(658)	59,196	100%
Equity securities
Financial services	132	10	—	142	16.2%	159	1	(2)	158	18.8%
Other	680	70	(17)	733	83.8%	683	37	(39)	681	81.2%
Equity securities, AFS	812	80	(17)	875	100%	842	38	(41)	839	100%
Total AFS securities	$56,554	$4,730	$(185)	$61,100		$57,807	$2,930	$(699)	$60,035
Fixed maturities, FVO				$360					$503
Equity, FVO [3]				$—					$282

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of September 30, 2016.

The increase in the fair value of AFS securities, as compared to December 31, 2015, was primarily related to higher valuations due to a decline in interest rates and credit spread tightening, partially offset by the transfer of assets to assets held for sale related to the U.K. property and casualty run-off subsidiaries and the run-off of Talcott Resolution. For further discussion on the disposition, see Note 2 - Business Acquisitions and Dispositions of Notes to Condensed Consolidated Financial Statements. The Company also reduced its allocation to corporate securities, mainly financial and energy-related names, and purchased agency and non-agency mortgage-backed securities.
Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturities and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

	September 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$22	$23	$1	$40	$42	$2
AA	654	691	37	747	763	16
A	2,237	2,433	196	2,922	3,025	103
BBB	1,923	2,049	126	2,133	2,188	55
BB & below	330	354	24	400	406	6
Total [1]	$5,166	$5,550	$384	$6,242	$6,424	$182

[1]
Included equity, AFS securities with an amortized cost and fair value of $132 and $142, respectively as of September 30, 2016 and an amortized cost and fair value of $159 and $158, respectively, as of December 31, 2015 included in the AFS by type table above.

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
CMBS – Bonds [1]

September 30, 2016
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$116	$130	$49	$57	$3	$3	$6	$6	$1	$1	$175	$197
2006	12	13	65	65	68	68	34	34	5	5	184	185
2007	192	193	126	130	116	117	9	9	21	22	464	471
2008	35	36	—	—	—	—	—	—	—	—	35	36
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	8	8	—	—	—	—	—	—	26	28
2011	55	61	—	—	5	5	10	10	—	—	70	76
2012	40	42	6	6	30	31	20	19	—	—	96	98
2013	16	17	95	103	110	118	4	4	—	—	225	242
2014	301	323	60	64	76	79	1	1	—	—	438	467
2015	201	212	200	209	203	214	86	89	—	—	690	724
2016	83	85	152	154	104	111	42	45	—	—	381	395
Total	$1,080	$1,143	$761	$796	$715	$746	$212	$217	$27	$28	$2,795	$2,930
Credit protection	33.2%		25.2%		20.1%		22.2%		35.2%		26.8%

December 31, 2015
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$110	$119	$77	$83	$5	$5	$5	$5	$2	$2	$199	$214
2006	149	151	102	104	140	141	61	62	22	22	474	480
2007	202	206	170	178	81	83	20	20	51	52	524	539
2008	37	38	—	—	—	—	—	—	—	—	37	38
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	8	8	—	—	—	—	—	—	26	27
2011	55	59	—	—	—	—	23	23	—	—	78	82
2012	40	40	6	6	26	26	33	32	—	—	105	104
2013	16	16	95	97	79	80	9	10	1	1	200	204
2014	329	335	58	58	69	68	6	6	2	2	464	469
2015	201	197	163	158	172	165	71	66	—	—	607	586
Total	$1,168	$1,191	$679	$692	$572	$568	$228	$224	$78	$79	$2,725	$2,754
Credit protection	32.9%		25.8%		18.4%		16.6%		18.7%		26.3%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $21 and $43, respectively, as of September 30, 2016, and $91 and $132 respectively, as of December 31, 2015. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, but may include participations. Loan participations are loans that the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of September 30, 2016, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	September 30, 2016			December 31, 2015
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Whole loans	$5,493	$(19)	$5,474	$5,491	$(23)	$5,468
A-Note participations	137	—	137	139	—	139
B-Note participations	—	—	—	17	—	17
Total	$5,630	$(19)	$5,611	$5,647	$(23)	$5,624

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
The Company funded $238 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 66% and a weighted average yield of 3.79% during the nine months ended September 30, 2016. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of September 30, 2016, or December 31, 2015.

Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's available-for-sale investments in municipal bonds.

	September 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,975	$2,180	AA	$2,069	$2,243	AA
Pre-Refunded [1]	1,369	1,465	AAA	850	903	AAA
Revenue
Transportation	1,629	1,866	A+	1,566	1,744	A+
Health Care	1,293	1,430	AA-	1,371	1,499	AA-
Water & Sewer	1,143	1,253	AA	1,228	1,324	AA
Education	1,094	1,206	AA+	1,109	1,205	AA
Sales Tax	642	744	AA	692	779	AA-
Leasing [2]	788	882	AA-	728	803	AA-
Power	586	657	A+	658	709	A+
Housing	137	148	A	91	94	AA
Other	689	763	AA-	762	818	AA-
Total Revenue	8,001	8,949	AA-	8,205	8,975	AA-
Total Municipal	$11,345	$12,594	AA	$11,124	$12,121	AA-

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

As of September 30, 2016 and December 31, 2015, the largest issuer concentrations were the state of California, the Commonwealth of Massachusetts, and the New York Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were comprised of general obligation and revenue bonds.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds, and private equity and other funds. Since December 31, 2015, the Company has reduced the allocation to hedge funds. Real estate funds consist of investments primarily in real estate equity funds, including some funds with public market exposure, and real estate joint ventures. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential as well as limited exposure to public markets.

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Hedge funds	$552	22.2%	$1,034	36.0%
Real estate funds	598	24.1%	576	20.0%
Private equity and other funds	1,332	53.7%	1,264	44.0%
Total	$2,482	100%	$2,874	100%

Available-for-Sale Securities — Unrealized Loss Aging
Total gross unrealized losses were $185 as of September 30, 2016 and have decreased $514, or 74%, from December 31, 2015 primarily due to lower interest rates and tighter credit spreads. As of September 30, 2016, $162 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $23 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily corporate securities and securities with exposure to commercial real estate, which are depressed primarily due to wider credit spreads since the securities were purchased.
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
The following tables present the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position:

	September 30, 2016				December 31, 2015
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	1,594	$2,826	$2,802	$(24)	2,094	$10,535	$10,398	$(137)
Greater than three to six months	268	621	606	(15)	819	2,837	2,735	(102)
Greater than six to nine months	221	543	533	(11)	933	4,421	4,194	(227)
Greater than nine to eleven months	223	538	525	(13)	329	1,302	1,242	(60)
Twelve months or more	716	3,312	3,190	(122)	675	3,072	2,896	(173)
Total	3,022	$7,840	$7,656	$(185)	4,850	$22,167	$21,465	$(699)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives within certain securities as changes in value are recorded in net realized capital gains (losses).
The following table presents the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the preceding table):

	September 30, 2016				December 31, 2015
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	95	$23	$17	$(6)	240	$288	$212	$(76)
Greater than three to six months	46	18	13	(5)	130	77	51	(26)
Greater than six to nine months	28	1	1	—	5	3	2	(1)
Greater than nine to eleven months	27	2	1	(1)	6	12	8	(4)
Twelve months or more	45	29	18	(11)	50	28	18	(10)
Total	241	$73	$50	$(23)	431	$408	$291	$(117)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
CRE CDOs	$—	$—	$—	$1
CMBS IOs	—	1	1	2
Corporate	13	31	38	43
Equity	1	6	5	7
Municipal	—	—	—	1
RMBS Sub-prime	—	—	—	1
Foreign government	—	1	—	5
Other	—	1	—	3
Total	$14	$40	$44	$63
Three and nine months ended September 30, 2016
For the three and nine months ended September 30, 2016, impairments recognized in earnings were comprised of credit impairments of $13 and $36, respectively, impairments on equity securities of $1 and $5, respectively, and impairments of securities that the Company intends to sell ("intent-to-sell impairments") of $0 and $3, respectively.
Credit impairments for the three months ended September 30, 2016 related to private issuers experiencing financial difficulty. Credit impairments for the nine months ended September 30, 2016 were primarily related to corporate securities and were identified through security specific reviews and resulted from changes in the financial condition of the issuer. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends as well as our expectations with respect to security specific developments. Impairments on equity securities were comprised of securities in an unrealized loss position that the Company does not believe will recover in the foreseeable future. Intent-to-sell impairments for the nine months ended September 30, 2016 were primarily comprised of securities in the corporate sector.
Non-credit impairments recognized in other comprehensive income were $1 and $6 for the three and nine months ended September 30, 2016, respectively. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations.
Three and nine months ended September 30, 2015
For the three and nine months ended September 30, 2015, impairments recognized in earnings were comprised of securities the Company intends to sell of $21 and $38, respectively; credit impairments of $12 and $16, respectively; impairments on equity securities of $6 and $6, respectively; and other impairments of $1 and $3, respectively. Impairments for the the three and nine months ended September 30, 2015 were primarily impairments on corporate securities the Company has made the decision to sell. Credit impairments for the three and nine months ended September 30, 2015 were primarily identified through security specific reviews and resulted from changes in the financial condition and near term prospects of certain issuers. Non-credit impairments recognized in other comprehensive income were $2 and $4 for the three and nine months ended September 30, 2015, respectively.

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
As of September 30, 2016, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.7 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payments of 5.5% senior notes of $275 at maturity in October 2016 and 5.375% senior notes of $416 at maturity in March 2017, interest payments on debt of approximately $320 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $335.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of September 30, 2016, there were no amounts outstanding from the HFSG Holding Company.
Debt
On October 17, 2016, the Company repaid its $275, 5.5% senior notes at maturity.
In 2015, the Board of Directors authorized the extension of the existing debt capital management program through December 31, 2016. The Company does not intend to utilize the remaining authorization of approximately $180.
Equity
During the nine months ended September 30, 2016, the Company repurchased 24.6 million common shares for $1,050. As of September 30, 2016 the Company had $280 remaining under the $4.375 billion repurchase authorization which expires on December 31, 2016. During the period October 1, 2016 through October 26, 2016, the Company repurchased approximately 2.0 million common shares for $85 under this authorization.
In October 2016, the Board of Directors authorized a new equity repurchase plan for $1.3 billion for the period commencing October 31, 2016 through December 31, 2017.
For further information about equity repurchases, see Part II. Other Information, Item 2.
Dividends
On October 27, 2016, The Hartford's Board of Directors declared a quarterly dividend of $0.23 per common share payable on January 3, 2017 to common shareholders of record as of December 1, 2016.
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

Pension Plans and Other Postretirement Benefits
The Company does not have a 2016 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company contributed $300 in September 2016 to its U.S. qualified pension plan.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of Hartford Life, Inc. ("HLI") and other factors. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiaries, regulatory capital requirements and liquidity requirements of the individual operating company.
In 2016, The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.6 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. During the first nine months of 2016, HFSG Holding Company received approximately $820 in dividends from its property and casualty insurance subsidiaries. Dividends received from its property-casualty subsidiaries included approximately $220 related to principal and interest payments on an intercompany note between Hartford Holdings, Inc. ("HHI") and Hartford Fire Insurance Company.
In 2016, Hartford Life and Accident Insurance Company ("HLA") is permitted to pay up to a maximum of $165 in dividends without prior approval from the insurance commissioner. During the nine months of 2016, HFSG Holding Company received approximately $180 in dividends from HLA.
During the first nine months of 2016, Hartford Life Insurance Company ("HLIC") paid dividends of $750.
Over the remainder of 2016, HSFG Holding Company anticipates receiving additional net dividends of approximately $200 from its property-casualty insurance subsidiaries and $60 from HLA, subject to regulatory approval.  HLIC has no ordinary dividend capacity for the remainder of 2016.
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
Shelf Registrations
On July 29, 2016, The Hartford filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-190506) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement.

Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford pays the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of September 30, 2016, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of September 30, 2016, there was no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of September 30, 2016, no borrowings were outstanding under the Credit Facility. As of September 30, 2016, the Company was in compliance with all financial covenants within the Credit Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2016 is $1.4 billion. Of this $1.4 billion, the legal entities have posted collateral of $1.6 billion in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2016, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of September 30, 2016, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $104 and $(14), respectively.
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
Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

September 30, 2016
Fixed maturities	$26,056
Short-term investments	628
Cash	355
Less: Derivative collateral	213
Total	$26,826
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
Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

September 30, 2016
Fixed maturities	$33,314
Short-term investments	1,097
Cash	455
Less: Derivative collateral	1,377
Total	$33,489
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
HLIC, an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The CTDOI will permit HLIC to pledge up to $1.2 billion in qualifying assets to secure FHLBB advances for 2016. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI in order to exceed these limits. As of September 30, 2016, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	September 30, 2016
Total Life contractholder obligations	$170,155
Less: Separate account assets [1]	118,648
General account contractholder obligations	$51,507
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$25,231
U.S. Fixed MVA annuities [3]	5,258
Other [4]	21,018
General account contractholder obligations	$51,507

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
Capitalization
The capital structure of The Hartford consists of debt and stockholders’ equity, summarized as follows:

	September 30, 2016	December 31, 2015	Change
Short-term debt (includes current maturities of long-term debt)	$690	$275	151%
Long-term debt	4,635	5,084	(9)%
Total debt [1]	5,325	5,359	(1)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	17,671	17,971	(2)%
AOCI, net of tax	987	(329)	(400)%
Total stockholders’ equity	$18,658	$17,642	6%
Total capitalization including AOCI	$23,983	$23,001	4%
Debt to stockholders’ equity	29%	30%
Debt to capitalization	22%	23%

[1]	Total debt of the Company excludes $24 and $38 of consumer notes as of September 30, 2016 and December 31, 2015, respectively.

Total capitalization increased $982, or 4%, as of September 30, 2016 compared to December 31, 2015 primarily due to increases in AOCI.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 12 - Changes In and Reclassifications From Accumulated Other Comprehensive Income, and Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
Cash Flows

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$1,405	$2,000
Net cash provided by investing activities	$945	$603
Net cash used for financing activities	$(1,967)	$(2,306)
Cash – end of period	$810	$665
Cash provided by operating activities decreased in 2016 as compared to the prior year period primarily due to an increase in claims paid including the Company's payment of $315 in the three months ended June 30, 2016 related to the settlement of PPG asbestos liabilities. In addition, the Company contributed $300 to its U.S. qualified pension plan in the three months ended September 30, 2016.
Cash provided by investing activities in 2016 primarily relates to net proceeds from available-for-sale securities of $1.0 billion and net proceeds from partnerships of $358, partially offset by net payments for short-term investments of $388 and cash paid for acquisitions of $175, net of cash acquired of $13. Cash provided by investing activities in 2015 primarily relates to net proceeds from short-term investments of $1.5 billion, partially offset by net payments for available-for-sale securities of $545.
Cash used for financing activities in 2016 consists primarily of acquisition of treasury stock of $1,050, net payments for deposits, transfers and withdrawals for investments and universal life products of $622 and dividends paid on common stock of $253. Cash used for financing activities in 2015 consists primarily of net payments for deposits, transfers and withdrawals for investments and universal life products of $1 billion, repayment of debt of $585 and acquisition of treasury stock of $800, partially offset by $313 in proceeds from securities sold under repurchase agreements.
Operating cash flows for the nine months ended September 30, 2016 have been adequate to meet liquidity requirements.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of October 25, 2016.

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
Statutory Capital
The table below sets forth statutory capital for the Company’s insurance subsidiaries.

	September 30, 2016	December 31, 2015
Life insurance subsidiaries	$6,039	$6,591
Property and casualty insurance subsidiaries	8,655	8,563
Total	$14,694	$15,154
Statutory capital for the life insurance subsidiaries decreased by $552 primarily due to dividends of $930, partially offset by net income of $285 as well as variable annuity impacts of $121 included in Talcott Resolution.
Statutory capital for property and casualty increased by $92, primarily due to statutory net income of $574, unrealized gain on investments of $264 and an increase in deferred tax assets of $74, partially offset by dividends to HFSG Holding Company of approximately $820.
Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 10 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
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
United States Department of Labor Fiduciary Rule
On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. Implementation will be phased in, with the regulation in full effect by January 1, 2018. The regulation could have an adverse impact on our current offerings of mutual funds and ETFs, along with contracts in our run-off lines of business, and may impact the way we provide investment-related information and support to financial advisors, plan sponsors, plan participants, plan beneficiaries and Individual Retirement Account owners. On June 1, 2016, a group of nine plaintiffs, including the U.S. Chamber of Commerce and the Securities Industry and Financial Markets Association (SIFMA), filed a lawsuit against the DOL challenging the fiduciary rule. In addition, other industry groups and insurers have filed separate lawsuits against DOL. Among the claims, the lawsuits allege the unconstitutionality of the fiduciary rule and that DOL exceeded its rulemaking authority. We are currently analyzing the potential effect of the regulation and subsequent litigation on our businesses.

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
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2016.
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
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to The Hartford Capital Appreciation Fund. In March 2016, the court, in large part, denied summary judgment for all parties. The court granted judgment for HFMC and HIFSCO with respect to all claims made by The Hartford Small Company Fund and certain claims made by The Hartford Floating Rate Fund. The court further ruled that the appropriate measure of damages on the surviving claims is the difference, if any, between the actual advisory fees paid through trial and those that could have been paid under the applicable legal standard. A bench trial on the issue of liability is scheduled to be held in November 2016.
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
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K, as updated by Item 1A of Part I of the Company's Form 10-Q for the period ended June 30, 2016, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

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
The following table summarizes the Company’s repurchases of its common stock under the Company’s equity repurchase plan, which expires on Dec. 31, 2016 during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2016 - July 31, 2016	2,260,312	$43.54	2,260,312	$532
August 1, 2016 - August 31, 2016	4,063,895	$40.28	4,063,895	$368
September 1, 2016 - September 30, 2016	2,105,915	$41.81	2,105,915	$280
Total	8,430,122	$41.54	8,430,122
In October 2016, the Board of Directors authorized a new equity repurchase plan for $1.3 billion for the period commencing October 31, 2016 through December 31, 2017.
Item 6.     EXHIBITS

See Exhibits Index on page	135.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	October 27, 2016	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2016
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