Form 10-K
period 2016-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2017-02-24
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $17 billion, based on the closing price of $44.38 per share of the Common Stock on the New York Stock Exchange on June 30, 2016.
As of February 22, 2017, there were outstanding 370,189,269 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
[a] The information required by this item is set forth in the Enterprise Risk Management section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
[b] See Index to Consolidated Financial Statements and Schedules elsewhere herein.
[c] The information called for by Item 11 will be set forth in the Proxy Statement under the subcaptions "Compensation Discussion and Analysis", "Executive Compensation", "Director Compensation", "Report of the Compensation and Management Development Committee", and "Compensation and Management Development Committee Interlocks and Insider Participation" and is incorporated herein by reference.
[d] Any information called for by Item 13 will be set forth in the Proxy Statement under the caption and subcaption "Board and Governance Matters" and "Director Independence" and is incorporated herein by reference.
[e] The information called for by Item 14 will be set forth in the Proxy Statement under the caption "Audit Matters" and is incorporated herein by reference.

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements or in Part I, Item 1A. Risk Factors, in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and those identified from time to time in our other filings with the Securities and Exchange Commission.

•	Risks Relating to Economic, Political and Global Market Conditions:

◦
challenges related to the Company’s current operating environment, including global political, economic and market conditions, and the effect of financial market disruptions, economic downturns or other potentially adverse macroeconomic developments on the demand for our products, returns in our investment portfolios and the hedging costs associated with our run-off annuity block;

◦	financial risk related to the continued reinvestment of our investment portfolios and performance of our hedge program for our run-off annuity block;

◦	market risks associated with our business, including changes in credit spreads, equity prices, interest rates, inflation rate, market volatility and foreign exchange rates;

◦	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•	Insurance Industry and Product-Related Risks:

◦	the possibility of unfavorable loss development, including with respect to long-tailed exposures;

◦	the possibility of a pandemic, earthquake, or other natural or man-made disaster that may adversely affect our businesses;

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

◦	the Company's ability to market, distribute and provide insurance products and investment advisory services through current and future distribution channels and advisory firms;

◦	the uncertain effects of emerging claim and coverage issues;

◦
volatility in our statutory and United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") earnings and potential material changes to our results resulting from our risk management program to emphasize protection of economic value;

•	Financial Strength, Credit and Counterparty Risks:

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

◦
the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the Company’s fair value estimates for its investments and the evaluation of other-than-temporary impairments on available-for-sale securities;

◦	the potential for further acceleration of deferred policy acquisition cost amortization and an increase in reserve for certain guaranteed benefits in our variable annuities;

◦	the potential for further impairments of our goodwill or the potential for changes in valuation allowances against deferred tax assets;

◦	the significant uncertainties that limit our ability to estimate the ultimate reserves necessary for asbestos and environmental claims;

•	Strategic and Operational Risks:

◦	risks associated with the run-off of our Talcott Resolution business;

◦
the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster, cyber or other information security incident or other unanticipated event;

◦	the risks, challenges and uncertainties associated with our capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

◦	the potential for difficulties arising from outsourcing and similar third-party relationships;

◦	the Company’s ability to protect its intellectual property and defend against claims of infringement;

•	Regulatory and Legal Risks:

◦
the cost and other potential effects of increased regulatory and legislative developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels;

◦	unfavorable judicial or legislative developments;

◦	the impact of changes in federal or state tax laws;

◦	regulatory requirements that could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests; and

◦	the impact of potential changes in accounting principles and related financial reporting requirements.
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

Part I - Item 1. Business

Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
GENERAL
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is a holding company for a group of subsidiaries that provide property and casualty insurance, group benefits and mutual funds to individual and business customers in the United States and continues to administer life insurance and annuity products previously sold. The Hartford is headquartered in Connecticut and its oldest subsidiary, Hartford Fire Insurance Company, dates to 1810. At December 31, 2016, total assets and total stockholders’ equity of The Hartford were $223 billion and $16.9 billion, respectively.
ORGANIZATION
The Hartford strives to maintain and enhance its position as a market leader within the financial services industry. The Company sells diverse and innovative products through multiple distribution channels to individuals and businesses and is considered a leading property and casualty insurer. The Company endeavors to expand its insurance product offerings and distribution and capitalize on the strength of the Company's brand. The Hartford Stag logo is one of the most recognized symbols in the financial services industry. The Company is also working to increase efficiencies through investments in technology.
As a holding company, The Hartford is separate and distinct from its subsidiaries and has no significant business operations of its own. The Company relies on the dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations, pay dividends and repurchase common stock. Information regarding the cash flow and liquidity needs of The Hartford Financial Services Group, Inc. may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Capital Resources and Liquidity.
REPORTING SEGMENTS
The Hartford conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category. The Hartford includes in its Corporate category the Company’s capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.

2016 Revenues of $18,300 [1] by Segment
[1] Includes Revenue of $57 for P&C Other Operations and ($68) for Corporate.
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

Part I - Item 1. Business

COMMERCIAL LINES
2016 Earned Premiums of $6,651 by Line of Business

2016 Earned Premiums of $6,651 by Product

Principal Products and Services

Automobile
Covers damage to a business's fleet of vehicles due to collision or other perils (auto physical damage). In addition to first party auto physical damage, commercial auto covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or under-insured motorists.

Property
Covers the building a business owns or leases as well as its personal property, including tools and equipment, inventory, and furniture. A commercial property insurance policy covers losses resulting from fire, wind, hail, earthquake, theft and other covered perils, including coverage for assets such as accounts receivable and valuable papers and records. Commercial property may include specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine insurance, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

General Liability
Covers a business in the event it is sued for causing harm to a person and/or damage to property. General liability insurance covers third-party claims arising from accidents occurring on the insured’s premises or arising out of their operations. General liability insurance may also cover losses arising from product liability and provide replacement of lost income due to an event that interrupts business operations.

Package Business	Covers both property and general liability damages.
Workers' Compensation
Covers employers for losses incurred due to employees sustaining an injury, illness or disability in connection with their work. Benefits paid under workers’ compensation policies may include reimbursement of medical care costs, replacement income, compensation for permanent injuries and benefits to survivors. Workers’ compensation is provided under both guaranteed cost policies (coverage for a fixed premium) and loss sensitive policies where premiums are adjustable based on the loss experience of the employer.

Professional Liability
Covers liability arising from directors and officers acting in their official capacity and liability for errors and omissions committed by professionals and others. Coverage may also provide employment practices insurance relating to allegations of wrongful termination and discrimination.

Bond
Encompasses fidelity and surety insurance, including commercial surety, contract surety and fidelity bonds. Commercial surety includes bonds that insure non-performance by contractors, license and permit bonds to help meet government-mandated requirements and probate and judicial bonds for fiduciaries and civil court proceedings. Contract surety bonds may include payment and performance bonds for contractors. Fidelity bonds may include ERISA bonds related to the handling of retirement plan assets and bonds protecting against employee theft or fraud.

Through its three lines of business of small commercial, middle market and specialty, commercial lines principally provides workers’ compensation, property, auto and general liability insurance products to businesses, primarily throughout the

United States. In addition, the specialty line of business provides professional liability, bond, inland marine and livestock insurance. The majority of Commercial Lines written premium is generated by small commercial and middle market, which provide coverage

Part I - Item 1. Business

options and customized pricing based on the policyholder’s individual risk characteristics. Within small commercial, both property and general liability coverages are offered under a single package policy, marketed under the Spectrum name. Specialty provides a variety of customized insurance products and services.
Small commercial provides coverages for small businesses, which the Company considers to be businesses with an annual payroll under $12, revenues under $25 and property values less than $20 per location. Through Maxum Specialty Insurance Group ("Maxum") small commercial also provides excess and surplus lines coverage to small businesses including umbrella, general liability, property and other coverages. Middle market provides insurance coverages to medium-sized businesses, which are companies whose payroll, revenue and property values exceed the small business definition. The Company has a small amount of property and casualty business written internationally. For U.S. exporters and other U.S. companies with international exposures, the Company covers property, marine and liability risks outside the U.S. as the assuming reinsurer under a reinsurance agreement with a third party.
In addition to offering standard commercial lines products, middle market includes program business which provides tailored programs, primarily to customers with common risk characteristics. Within specialty, a significant portion of the business is written through large deductible programs for national accounts. Other programs written within specialty are retrospectively-rated where the premiums are adjustable based on loss experience. Also within specialty, the Company writes captive programs business, which provides tailored programs to those seeking a loss sensitive solution where premiums are adjustable based on loss experience.
Marketing and Distribution
Commercial Lines provides insurance products and services through the Company’s regional offices, branches and sales and policyholder service centers throughout the United States. The products are marketed and distributed nationally using independent agents, brokers and wholesalers. The independent agent and broker distribution channel is consolidating and this trend is expected to continue. This will likely result in a larger proportion of written premium being concentrated among fewer agents and brokers. In addition, the Company offers insurance products to customers of payroll service providers through its relationships with major national payroll companies and to members of affinity organizations.
Competition
Small Commercial
In small commercial, The Hartford competes against large national carriers, as well as regional carriers in certain territories. Competitors include stock companies, mutual companies and other underwriting organizations. The small commercial market remains highly competitive as carriers seek to differentiate themselves through product expansion, price reduction, enhanced service and leading technology. Larger carriers such as The Hartford have improved their pricing sophistication and ease of doing business with agents and customers through the use of technology, analytics and other capabilities that improve the process of evaluating a risk, quoting new business and servicing customers. The Company is also adding to its digital capabilities on-line and through mobile devices as customers and distributors demand more access and convenience, and expanding product and underwriting capabilities to accommodate both larger accounts and a broader risk appetite.
The small commercial market has also experienced low written premium growth rates in the current economic conditions, though the Company's written premium growth rate has been higher than the industry. This has put pressure on underwriting margins as competitors seek new business by increasing their underwriting appetite, and deepening their relationships with distribution partners. Also, carriers serving middle market-sized accounts are more aggressively competing for small commercial accounts, which are generally less price-sensitive. Some carriers, including start-up and non-traditional carriers, are looking to expand sales of business insurance products to small commercial market insureds through on-line and direct-to-consumer marketing.
Middle Market
Middle market business is considered “high touch” and involves individual underwriting and pricing decisions. The pricing of Middle market accounts is prone to significant volatility over time due to changes in individual account characteristics and exposure, as well as legislative and macro-economic forces. National and regional carriers participate in the middle market insurance sector, resulting in a competitive environment where pricing and policy terms are critical to securing new business and retaining existing accounts. Within this competitive environment, The Hartford is working to deepen its product and underwriting capabilities, and leverage its sales and underwriting talent with tools it has introduced in recent years. Through advanced training and data analytics, the Company’s field underwriters are working to improve risk selection and pricing decisions. In product development and related areas, such as claims and risk engineering, the Company is extending its capabilities in industry verticals, such as energy, construction, auto parts manufacturing, food processing and hospitality. Through a partnership with AXA Corporate Solutions, the Company offers business insurance coverages to exporters and other U.S. companies with a physical presence overseas. The Company has also added new middle market underwriters in the Midwest and Western U.S. to deepen relationships with its distribution partners.
Specialty Commercial
Specialty commercial competes on an account- by-account basis due to the complex nature of each transaction. Competition in this market includes stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations.
For specialty casualty businesses, pricing competition continues to be significant, particularly for the larger individual accounts. As a means to mitigate the cost of insurance on larger accounts, more insureds may opt for the loss-sensitive products offered in our national accounts segment, including retrospectively rated contracts, in lieu of guaranteed cost policies. Under a retrospectively-rated contract, the ultimate premium collected from the insured is adjusted based on how incurred losses for the policy year develop over time, subject to a minimum and maximum premium. Within national accounts, the Company is implementing a phased roll out of a new risk management platform, allowing customers better access to claims data and other information needed by corporate risk managers. This

Part I - Item 1. Business

investment will allow the Company to work more closely with customers to improve long-term account performance.
In the bond business, favorable underwriting results in recent years has led to increased competition for market share, setting the stage for potential written price decreases. Public construction project work has slowed, resulting in only modest growth for our contract surety business.

In professional liability, large and medium-sized businesses are in differing competitive environments. Large public director & officers coverage, specifically excess layers, is under significant competitive price pressure.  The middle market private management liability segment is in a more stable competitive and pricing environment.

PERSONAL LINES
2016 Earned Premiums of $3,898 by Line of Business

2016 Earned Premiums of $3,898 by Product

Principal Products and Services

Automobile
Covers damage to an individual insured’s own vehicle due to collision or other perils and is referred to as auto physical damage. In addition to first party auto physical damage, automobile insurance covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or underinsured motorists. Also, under no-fault laws, policies written in some states provide first party personal injury protection. Some of the Company’s personal auto insurance policies also offer personal umbrella liability coverage for an additional premium.

Homeowners
Insures against losses to residences and contents from fire, wind and other perils. Homeowners insurance includes owned dwellings, rental properties and coverage for tenants. The policies may provide other coverages, including loss related to recreation vehicles or watercraft, identity theft and personal items such as jewelry.

Personal Lines provides automobile, homeowners and personal umbrella coverages to individuals across the United States, including a program designed exclusively for members of AARP (“AARP Program”). The Hartford's auto and homeowners products provide coverage options and pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, they represent a significant portion of the total Personal Lines' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $3.3 billion, $3.2 billion and $3.0 billion in 2016, 2015 and 2014, respectively.
During 2016, Personal Lines continued to refine its auto and home product offerings, i.e., its Open Road Auto and

Home Advantage products. Overall rate levels, price segmentation, rating factors and underwriting procedures were examined and updated to reflect the company’s actual experience with these products. In addition, Personal Lines also continued working with carrier partners to provide risk protection options for AARP members with needs beyond the company’s current product offering.
Marketing and Distribution
Personal Lines reaches diverse customers through multiple distribution channels, including direct-to-consumer and independent agents. In direct-to-consumer, Personal Lines markets its products through a mix of media, including direct mail,

Part I - Item 1. Business

digital marketing, television as well as digital and print advertising. Through the agency channel, Personal Lines provides products and services to customers through a network of independent agents in the standard personal lines market, primarily serving mature, preferred consumers. These independent agents are not employees of the Company.
Personal Lines has made significant investments in offering direct and agency-based customers the opportunity to interact with the company online, including via mobile devices. In addition, its technology platform for telephone sales centers enables sales representatives to provide an enhanced experience for direct-to-consumer customers, positioning The Company's to offer unique capabilities to AARP’s member base.
Most of Personal Lines' sales are associated with its exclusive licensing arrangement with AARP, with the current agreement in place through January 1, 2023, to market automobile, homeowners and personal umbrella coverages to AARP's approximately 38 million members, primarily direct but also through independent agents. This agreement provides Personal Lines with an important competitive advantage given the expected growth of the population of those over age 50 and the strength of the AARP brand. The Company has expanded its relationship with AARP to enable its members who are small business owners to purchase the Company's industry-leading small business products offered by Commercial Lines.
In addition to selling to AARP members, Personal Lines offers its automobile and homeowners products to non-AARP customers, primarily through the independent agent channel within select underwriting markets where we believe we have a competitive advantage. Personal Lines will leverage its agency channel to target AARP members and other customer segments that value the advice of an independent agent and recognize the differentiated experience The Company provides. In particular, the Company has taken action to distinguish its brand and improve profitability in the independent agent channel with fewer and more highly partnered agents.
Competition
The personal lines automobile and homeowners insurance

markets are highly competitive. Personal lines insurance is written by insurance companies of varying sizes that compete principally on the basis of price, product, service, including claims handling, the insurer's ratings and brand recognition. Companies with strong ratings, recognized brands, direct sales capability and economies of scale will have a competitive advantage. In recent years, insurers have increased their advertising in the direct-to-consumer market, in an effort to gain new business and retain profitable business. The growth of direct-to-consumer sales continues to outpace sales in the agency distribution channel.
Insurers that distribute products principally through agency channels compete by offering commissions and additional incentives to attract new business. To distinguish themselves in the marketplace, top tier insurers are offering online and self service capabilities that make it easier for agents and consumers to do business with the insurer. A large majority of agents have been using “comparative rater” tools that allow the agent to compare premium quotes among several insurance companies. The use of comparative rater tools increases price competition. Insurers that are able to capitalize on their brand and reputation, differentiate their products and deliver strong customer service are more likely to be successful in this market.
The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business, and carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments. The Company is investing in capabilities to better utilize data and analytics, and thereby, refine and manage underwriting and pricing.
Also, new auto technology advancements, including lane departure warnings, backup cameras, automatic braking and active collision alerts, are being deployed rapidly and are expected to improve driver safety and reduce the likelihood of vehicle collisions. However, these features include expensive parts, potentially increasing average claim severity.

PROPERTY & CASUALTY OTHER OPERATIONS
Property & Casualty Other Operations includes certain property and casualty operations, managed by the Company, that have discontinued writing new business and includes substantially all of the Company's asbestos and environmental("A&E") exposures.

For a discussion of coverages provided under policies written with exposure to A&E, assumed reinsurance and all other non-A&E, see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves.

Part I - Item 1. Business

GROUP BENEFITS
2016 Premiums and Fee Income of $3,223
Principal Products and Services

Group Life
Typically is term life insurance provided in the form of yearly renewable term life insurance. Other life coverages in this category include accidental death and dismemberment and travel accident insurance.

Group Disability
Typically comprised of both short-term and long-term disability coverage that pays a percentage of an employee’s salary for a period of time if they are ill or injured and cannot perform the duties of their job. Short-term and long-term disability policies have elimination periods that must be satisfied prior to benefit payments. In addition to premiums, administrative service fees are paid by employers for leave management and the administration of underwriting, enrollment and claims processing for employer self-funded plans.

Other Products	Includes other group coverages such as retiree health insurance, critical illness, accident and blanket coverages.
Group Insurance typically covers an entire group of people under a single contract, most typically the employees of a single employer or members of an association.
Group Benefits provides group life, disability and other group coverages to members of employer groups, associations and affinity groups through direct insurance policies and provides reinsurance to other insurance companies. In addition to employer paid coverages, Group Benefits offers voluntary product coverages which are offered through employee payroll deductions. Group Benefits also offers disability underwriting, administration, and claims processing to self-funded employer plans. In addition, Group Benefits offers a single-company leave management solution, The Hartford Productivity Advantage, which integrates work absence data from the insurer’s short-term and long-term group disability and workers’ compensation insurance with its leave management administration services.
Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. Policies are typically sold with one, two or three-year rate guarantees depending upon the product and market segment.

Marketing and Distribution
The Group Benefits distribution network is managed through a regional sales office system to distribute its group insurance products and services through a variety of distribution outlets including brokers, consultants, third-party administrators and trade associations. Additionally, Group Benefits has relationships with several private exchanges which offer its products to employer groups.
Competition
Group Benefits competes with numerous insurance companies and financial intermediaries marketing insurance products. In order to differentiate itself, Group Benefits uses its risk management expertise and economies of scale to derive a competitive advantage. Competitive factors include the extent of products offered, price, the quality of customer and claims handling services, and the Company's relationship with third-party distributors and private exchanges. Active price competition continues in the marketplace, resulting in multi-year rate guarantees being offered to customers. Top tier insurers in the marketplace also offer on-line and self service capabilities to third party distributors and consumers. The relatively large size and underwriting capacity of the Group Benefits business

Part I - Item 1. Business

provides a competitive advantage over smaller companies. Additionally, as employers continue to focus on reducing the cost of employee benefits, the shift to offering voluntary products paid for by employees will become greater. Competitive factors affecting the sale of voluntary products include the breadth of products, product education, enrollment capabilities and overall customer service.
The Company is striving to expand its employer group product offerings, including the voluntary product suite, such as coverages for short term absences from work, critical illness and accident coverages. The Company's enhanced enrollment and marketing tools, such as My Tomorrow©, are providing additional opportunities to educate individual participants about supplementary benefits and deepen their knowledge about product selection.

MUTUAL FUNDS
Mutual Fund Segment AUM as of December 31, 2016 [1]
[1] Includes Mutual Fund Segment AUM for ETPs of $209.

Mutual Fund AUM as of December 31, 2016

Principal Products and Services

Mutual Fund
Includes over 75 actively managed open-ended mutual funds across a variety of asset classes including domestic and international equity, fixed income, and multi-strategy investments, principally subadvised by two unaffiliated institutional asset management firms that have comprehensive global investment capabilities.

ETP
Includes a suite of exchange-traded products ("ETP") traded on the New York Stock Exchange that track indices using both active and passive investment techniques, commonly referred to as strategic beta. These investments strive to improve performance relative to traditional capitalization-weighted indices.

Talcott Resolution	Includes mutual fund assets held in separate accounts supporting legacy run-off Talcott Resolution variable insurance contracts.
Mutual Funds segment provides investment management, administration, product distribution and related services to investors through a diverse set of investment products in domestic and international markets. Our comprehensive range of products and services assist clients in achieving their desired investment objectives. Our products are separated into three distinct categories referred to as Mutual Fund, ETP and Talcott Resolution.
Marketing and Distribution
Our mutual funds and ETPs are sold through national and regional broker-dealer organizations, independent financial advisers, defined contribution plans, financial consultants, bank trust groups and registered investment advisers. Our distribution team is organized to sell in North America. Talcott Resolution represents variable insurance contracts from the legacy run-off Talcott Resolution variable insurance business and are not actively distributed.
Competition
The investment management industry is mature and highly competitive. Firms are differentiated by investment performance, range of products offered, brand recognition, financial strength, proprietary distribution channels, quality of service and level of fees charged relative to quality of investment products. The Mutual Funds segment competes with a large number of asset management firms and other financial institutions and differentiates itself through superior fund performance, product breadth, strong distribution and competitive fees.

Part I - Item 1. Business

TALCOTT RESOLUTION

2016 Revenues of $2,273

Talcott Resolution Account Values as of December 31, 2016 (in billions)

Principal Products and Services

Individual Variable Annuities
Represents variable insurance contracts entered into between the Company and an individual policyholder. Products provide a current or future income stream based on the value of the individual's contract at annuitization, and can include a variety of guaranteed minimum death and withdrawal benefits.

Individual Fixed and Payout Annuities
Fixed Annuities represent fixed insurance contracts entered into between the Company and an individual policyholder. Products guarantee a minimum rate of interest and fixed amount of periodic payments. Payout Annuities represent single premium immediate payouts, deferred and matured annuity contracts.

Institutional Annuities
These are principally in the form of structured settlements, terminal funding agreements and guaranteed investment products. Structured settlements are contracts that provide periodic payments to claimants in settlement of a claim, a portion of which is related to the Company’s settlement of its own property and casualty insurance claims. Terminal funding agreements are single premium group annuities, most typically purchased by companies to fund pension plan liabilities. Guaranteed investment products are contracts that guarantee the owner repayment of principal plus a fixed or floating interest rate for a predetermined period of time.

Private Placement Life Insurance ("PPLI")
Represents variable life insurance policies that have a cash value which appreciates based on investment performance of funds held and includes individual high net worth and Corporate Owned Life Insurance (COLI).

Retirement Plans and Individual Life
Represents Retirement Plans and Individual Life contracts that have been reinsured to Massachusetts Mutual Life Insurance Company ("Mass Mutual") and The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc., respectively. Account values associated with these businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance.

Talcott Resolution is comprised of the run-off of the Company's U.S. individual and institutional annuity and PPLI businesses.
The U.S. individual annuity business in run-off includes both variable and fixed annuities with many contracts in an asset accumulation phase before the contract reaches the payout or annuitization phase. Most of the Company’s variable annuity contracts sold to individuals provide a guaranteed minimum death benefit (GMDB) during the accumulation period that is generally equal to the greater of (a) the contract value at death or (b) premium payments less any prior withdrawals and may include adjustments that increase the benefit, such as for maximum anniversary value (MAV). In addition, some of the variable annuity contracts provide a guaranteed minimum withdrawal benefit (GMWB) whereby if the account value is reduced to a specified level through a combination of market declines and withdrawals, the contract holder is entitled to a guaranteed remaining balance (GRB), which is generally equal to premiums less withdrawals. Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offers both guarantees can only receive the GMDB or GMWB, but not both.
The Talcott Resolution business segment also includes the Retirement Plans and Individual Life businesses sold in 2013 through reinsurance agreements with the respective buyers as well as the 2014 sale of Hartford Life Insurance KK, a Japanese company ("HLIKK"). For further discussion of the HLIKK transaction, see Note 2 - Business Acquisitions, Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.

Part I - Item 1. Business

CORPORATE
The Company includes in the Corporate category the Company's capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.

RESERVES
Total Reserves as of December 31, 2016
Unpaid Losses and Loss Adjustment Expenses $27,605 as of December 31, 2016
The reserves for losses and loss adjustment expenses include a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these insurance claims, including reserves related to both Property & Casualty and Group Benefits.
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
Reserves for Future Policy Benefits
$13,929 as of December 31, 2016
[1]Represent reserves for the individual life and retirement plans businesses that are fully reinsured and have an offsetting reinsurance recoverable.
Reserves for future policy benefits represent life-contingent reserves for which the company is subject to insurance and investment risk.

Part I - Item 1. Business

Other Policyholder Funds and Benefits Payable $31,176 as of December 31, 2016
[1]Represent reserves for individual life and retirement plans businesses that are fully reinsured and have an offsetting reinsurance recoverable.
Other policyholder funds and benefits payable represent deposits from policyholders where the company does not have insurance risk but is subject to investment risk.
UNDERWRITING FOR P&C AND GROUP BENEFITS
The Company underwrites the risks it insures in order to manage exposure to loss through favorable risk selection and diversification. Risk modeling is used to manage, within specified limits, the aggregate exposure taken in each line of business and across the Company. For property and casualty business, aggregate exposure limits are set by geographic zone and peril. Products are priced according to the risk characteristics of the insured’s exposures. Rates charged for Personal Lines products are filed with the states in which we write business. Rates for Commercial Lines products are also filed with the states but the premium charged may be modified based on the insured’s relative risk profile and workers’ compensation policies may be subject to modification based on prior loss experience. Pricing for Group Benefits products, including long-term disability and life insurance, is also based on an underwriting of the risks and a projection of estimated losses, including consideration of investment income.
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
Geographic Distribution of Earned Premium (% of total)

Location	Commercial Lines	Personal Lines	Group Benefits	Total
California	8%	3%	2%	13%
Texas	4%	2%	1%	7%
New York	5%	2%	1%	8%
Florida	2%	2%	1%	5%
All other [1]	29%	19%	18%	66%
Total	48%	28%	23%	100%	[2]

[1]	No other single state or country accounted for 5% or more of the Company's consolidated earned premium written in 2016.

[2]	The total includes Talcott Resolution which makes up the other 1% of the total earned premium.
CLAIMS ADMINISTRATION FOR P&C AND GROUP BENEFITS
Claims administration includes the functions associated with the receipt of initial loss notices, claims adjudication and estimates, legal representation for insureds where appropriate, establishment of case reserves, payment of losses and notification to reinsurers. These activities are performed by approximately 5,700 claim professionals located in 47 states, organized to meet the specific claim service needs for our various product offerings. Our combined Workers’ Compensation and Group Benefits units enable us to leverage synergies for improved outcomes and to accelerate continuous improvements.
Claim payments for benefit, loss and loss adjustment expenses are the largest expenditure for the Company.
REINSURANCE
For discussion of reinsurance, see Part II, Item 7, MD&A — Enterprise Risk Management and Note 8 - Reinsurance of Notes to Consolidated Financial Statements.
INVESTMENT OPERATIONS
Hartford Investment Management Company (“HIMCO”) is an SEC registered investment advisor and manages the Company's investment operations. HIMCO provides customized investment strategies, primarily for The Hartford's general account, as well as for The Hartford's pension plan, certain investment options in

Part I - Item 1. Business

Hartford Life Insurance Company's corporate owned life insurance products, a variable insurance trust and institutional clients.
As of December 31, 2016 and 2015, the fair value of HIMCO’s total assets under management was approximately $98.3 billion and $102.9 billion, respectively, of which $2.2 billion and $5.4 billion, respectively, were held in HIMCO managed third party accounts.
General Account Investment Management
HIMCO manages the Company's portfolios to maximize economic value, and generate the returns necessary to support the Hartford’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, but are not limited to, asset sector, credit issuer allocation limits, and maximum portfolio limits for below investment grade holdings. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching and the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A — Enterprise Risk Management.
Investments as of December 31, 2016
ENTERPRISE RISK MANAGEMENT
The Company has insurance, operational and financial risks. For discussion on how The Hartford manages these risks, see Part II, Item 7, MD&A - Enterprise Risk Management.

REGULATION
State Insurance Laws
State insurance laws are intended to supervise and regulate insurers with the goal of protecting policyholders and ensuring the solvency of the insurers. As such, the insurance laws and regulations grant broad authority to state insurance departments (the “Departments”) to oversee and regulate the business of insurance. The Departments monitor the financial stability of an insurer by requiring insurers to maintain certain solvency standards and minimum capital and surplus requirements; invested asset requirements; state deposits of securities; guaranty fund premiums; restrictions on the size of risks which may be insured under a single policy; and adequate reserves and other necessary provisions for unearned premiums, unpaid losses and loss adjustment expenses and other liabilities, both reported and unreported. In addition, the Departments perform periodic market and financial examinations of insurers and require insurers to file annual and other reports on the financial condition of the companies. Policyholder protection is also regulated by the Departments through licensing of insurers, agents and brokers and others; approval of premium rates and policy forms; claims administration requirements; and maintenance of minimum rates for accumulation of surrender values.
Many states also have laws regulating insurance holding company systems. These laws require insurance companies, which are formed and chartered in the state (referred to as “domestic insurers”), to register with the state department of insurance (referred to as their “domestic state or regulator”) and file information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Insurance holding company regulations principally relate to (i) state insurance approval of the acquisition of domestic insurers, (ii) prior review or approval of certain transactions between the domestic insurer and its affiliates, and (iii) regulation of dividends made by the domestic insurer. All transactions within a holding company system affecting domestic insurers must be determined to be fair and equitable.
The National Association of Insurance Commissioners (“NAIC”), the organization that works to promote standardization of best practices and assists state insurance regulatory authorities and insurers, conducted the “Solvency Modernization Initiative,” (the “Solvency Initiative” ). The effort focused on reviewing the U.S. financial regulatory system and financial regulation affecting insurance companies including: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. As a result of the Solvency Initiative, among other items, the NAIC adopted the Corporate Governance Annual Disclosure Model Act , which was enacted by the Company’s lead domestic state of Connecticut. The model law requires insurers to make an annual confidential filing regarding their corporate governance policies commencing in 2016. In addition, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which also has been adopted by Connecticut. ORSA requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer’s material risks in normal and stressed environments. Many state insurance holding company laws, including Connecticut, have also been amended to require

Part I - Item 1. Business

insurers to file an annual confidential enterprise risk report with their lead domestic regulator, disclosing material risks within the entire holding company system that could pose an enterprise risk to the insurer.
Federal and State Securities and Financial Regulation Laws
Certain of the Company’s life insurance subsidiaries sold variable life insurance, variable annuity, and some fixed guaranteed products that are “securities” registered with the SEC under the Securities Act of 1933, as amended. Some of the products have separate accounts that are registered as investment companies under the Investment Company Act of 1940, as amended (the “1940 Act”), and/or are regulated by state law. Separate account investment products are also subject to state insurance regulation. Moreover, each registered separate account is divided into sub-accounts, each of which invests in an underlying mutual fund that is also registered as an investment company under the 1940 Act.
In addition, other subsidiaries of the Company sold and distributed the Company’s variable insurance products and retail mutual funds as broker-dealers and are subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority (“FINRA”), the SEC and/or, in some instances, state securities administrators. Other subsidiaries operate as investment advisers registered with the SEC under the Investment Advisers’ Act of 1940, as amended, and are registered as investment advisers under certain state laws, as applicable. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include, among other things, regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, record keeping, and reporting requirements.
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
Failure to comply with federal and state laws and regulations may result in fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of our operations and/or our employees.
INTELLECTUAL PROPERTY
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.
We have a trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademarks of The Hartford name, the Stag Logo and the combination of these two trademarks. The duration of trademark registrations may be renewed indefinitely subject to country-specific use and registration requirements. We regard our trademarks as highly valuable assets in marketing our products and services and vigorously seek to protect them against infringement. In addition, we own a number of patents and patent applications relating to on-line quoting, insurance related processing, insurance telematics, proprietary interface platforms, and other matters, some of which may be important to our business operations. Patents are of varying duration depending on filing date, and will typically expire at the end of their natural term.
EMPLOYEES
The Hartford has approximately 16,900 employees as of December 31, 2016.
AVAILABLE INFORMATION
The Company’s Internet address is www.thehartford.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations section of our website, https://ir.thehartford.com, as soon as reasonably practicable after they are filed electronically with the SEC. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References in this report to our website address are provided only as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

Part I - Item 1A. Risk Factors

Item 1A. RISK FACTORS
In deciding whether to invest in The Hartford, you should carefully consider the following risks, any of which could have a material adverse effect on our business, financial condition, results of operation or liquidity and could also impact the trading price of our securities. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.
The following risk factors have been organized by category for ease of use, however many of the risks may have impacts in more than one category. The occurrence of certain of them may, in turn, cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our business, results of operations, financial condition or liquidity.
Risks Relating to Economic, Political and Global Market Conditions
Unfavorable economic, political and global market conditions may adversely impact our business and results of operations.
The Company’s investment portfolio and insurance liabilities are sensitive to changes in economic, political and global capital market conditions, such as the effect of a weak economy and changes in credit spreads, equity prices, interest rates and inflation. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, a weak real estate market, lower business investment and lower consumer spending may adversely affect the demand for insurance and financial products and lower the Company’s profitability in some cases. In addition, the Company’s investment portfolio includes limited partnerships and other alternative investments for which changes in value are reported in earnings. These investments may be adversely impacted by political turmoil and economic volatility, including real estate market deterioration, which could impact our net investment returns and result in an adverse impact on operating results.
Below are several key factors impacted by changes in economic, political, and global market conditions and their potential effect on the Company’s business and results of operation:

•
Credit Spread Risk- Credit spread exposure is reflected in the market prices of fixed income instruments where lower rated securities generally trade at a higher credit spread. If issuer credit spreads increase or widen, the market value of our investment portfolio may decline. If the credit spread widening is significant and occurs over an extended period of time, the Company may recognize other-than-temporary impairments, resulting in decreased earnings. If credit spreads tighten, significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, the value of credit derivatives under which the Company assumes exposure or purchases protection are impacted by changes in credit spreads, with losses occurring when credit spreads widen for assumed exposure or, when credit spreads tighten if credit protection has been purchased.
Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuity payments we owe contract-holders, we are required to use current crediting rates. In many capital market scenarios, current crediting rates are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates, the calculation of statutory reserves may not substantially offset the change in fair value of the statutory separate account assets, resulting in reductions in statutory surplus. This may result in the need to devote significant additional capital to support the fixed MVA product.

•
Equity Markets Risk - A decline in equity markets may result in lower earnings from our Mutual Funds and Talcott Resolution operations where fee income is earned based upon the fair value of the assets under management. A decline in equity markets may also decrease the value of equity securities and limited partnerships and other alternative investments held in the Company’s general account portfolio, thereby negatively impacting our financial condition or reported earnings. In addition, certain of our annuity products have guaranteed minimum death benefits ("GMDB") or guaranteed minimum withdrawal benefits ("GMWB") that increase when equity markets decline requiring us to hold more statutory capital. While our hedging assets seek to reduce the net economic sensitivity of our potential obligations from guaranteed benefits to market fluctuations, because of the accounting asymmetries between our hedging targets and statutory and GAAP accounting principles for our guaranteed benefits, rising equity markets and/or rising interest rates may result in statutory or GAAP losses. The need to use additional capital to support these guaranteed benefits may adversely affect our ability to use funds for other purposes such as to support our other businesses, repay debt or repurchase shares.

•
Interest Rate Risk - Global economic conditions may result in the persistence of a low interest rate environment which would continue to pressure our net investment income and could result in lower margins and lower estimated gross profits on certain products.

Part I - Item 1A. Risk Factors

New and renewal business for our property and casualty and group benefits products is priced based on prevailing interest rates. As interest rates decline, in order to achieve the same economic return, we would have to increase product prices to offset the lower anticipated investment income earned on invested premiums. Conversely, as interest rates rise, pricing targets will tend to decrease to reflect higher anticipated investment income. Our ability to effectively react to such changes in interest rates may affect our competitiveness in the marketplace, and in turn, could reduce written premium and earnings.
In addition, due to the long-term nature of the liabilities within our Group Benefits and Talcott Resolution operations, such as structured settlements, long-term disability and guaranteed benefits on variable annuities, declines in interest rates over an extended period of time would result in our having to reinvest at lower yields, increased hedging costs, reduced spreads on our annuity products and greater capital volatility. On the other hand, a rise in interest rates, in the absence of other countervailing changes, would reduce the market value of our investment portfolio and, if long-term interest rates were to rise dramatically, certain products within our Talcott Resolution segment might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. A decline in market value of invested assets due to an increase in interest rates could also limit our ability to realize tax benefits from previously recognized capital losses.

•
Inflation Risk - Inflation is a risk to our property and casualty and group benefits businesses because, in many cases, claims are paid out many years after a policy is written and premium is collected for the risk. Accordingly, a greater than expected increase in inflation related to the cost of medical services and repairs over the claim settlement period can result in higher claim costs than what was estimated at the time the policy was written. Inflation can also affect consumer spending and business investment which can reduce the demand for our products and services.

Concentration of our investment portfolio increases the potential for significant losses.
The concentration of our investment portfolios in any particular industry, collateral type, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our business, financial condition, results of operations, and liquidity. Events or developments that have a negative impact on any particular industry, collateral type, group of related industries or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated rather than diversified.
Further, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, our investment portfolio’s credit concentration risk to issuers could increase for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.

Insurance Industry and Product Related Risks
Unfavorable loss development may adversely affect our business, financial condition, results of operations and liquidity.
We establish property and casualty loss reserves to cover our estimated liability for the payment of all unpaid losses and loss expenses incurred with respect to premiums earned on our policies. Loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability and other factors.
Loss reserve estimates are refined periodically as experience develops and claims are reported and settled, potentially resulting in increases to our reserves. Increases in reserves would be recognized as an expense during the periods in which these determinations are made, thereby adversely affecting our results of operations for those periods. In addition, since reserve estimates of aggregate loss costs for prior years are used in pricing our insurance products, inaccurate reserves can lead to our products not being priced adequately to cover actual losses and related loss expenses in order to generate a profit.
We continue to receive asbestos and environmental ("A&E")claims, the vast majority of which relate to policies written before 1986. Estimating the ultimate gross reserves needed for unpaid losses and related expenses for asbestos and environmental claims is particularly difficult for insurers and reinsurers. The actuarial tools and other techniques used to estimate the ultimate cost of more traditional insurance exposures tend to be less precise when used to estimate reserves for some A&E exposures.
Moreover, the assumptions used to estimate gross reserves for A&E claims, such as claim frequency over time, average severity, and how various policy provisions will be interpreted, are subject to significant uncertainty. It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of A&E claims. These factors, among others, make the variability of gross reserves estimates for these longer-tailed exposures significantly greater than for other more traditional exposures.
Effective December 31, 2016, the Company entered into an agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”) whereby the Company is reinsured for subsequent adverse development on substantially all of its net A&E reserves up to an aggregate net limit of $1.5 billion.   The adverse development cover excludes risk of adverse development on net asbestos and environmental reserves held by the Company's U.K. Property and Casualty run-off subsidiaries which have been accounted for as liabilities held for sale in the consolidated balance sheets as of December 31, 2016. We remain directly liable to claimants and if the reinsurer does not fulfill its obligations under the agreement or if future adverse development exceeds the $1.5 billion aggregate limit, we may need to increase our recorded net reserves which could have a material adverse effect on our financial condition, results of

Part I - Item 1A. Risk Factors

operations and liquidity. For additional information related to risks associated with the adverse development cover, see Part II, Item 7, MD&A - Critical Accounting Estimates - Property & Casualty Other Operations - Adverse Development Cover.
We are vulnerable to losses from catastrophes, both natural and man-made.
Our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable natural events, including, among others, earthquakes, hurricanes, hailstorms, severe winter weather, wind storms, fires, tornadoes, and pandemics. Catastrophes can also be man-made, such as terrorist attacks, cyber-attacks, explosions or infrastructure failures.
The geographic distribution of our business subjects us to catastrophe exposure for events occurring in a number of areas, including, but not limited to: hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States; tornadoes and hail in the Midwest and Southeast; earthquakes in California and the New Madrid (Midwest) region of the United States; and the spread of disease. Any increases in the values and concentrations of insured employees and property in these areas would increase the severity of catastrophic events in the future. In addition, over time, climate change may increase the severity of certain natural catastrophe events. Potential examples include, but are not limited to:

•	an increase in the frequency or severity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere,

•	more frequent brush fires in certain geographies due to prolonged periods of drought,

•	higher incidence of deluge flooding, and

•	the potential for an increase in severity of the largest hurricane events due to higher sea surface temperatures.
Our businesses also have exposure to global or nationally occurring pandemics caused by highly infectious and potentially fatal diseases spread through human, animal or plant populations.
In the event of one or more catastrophes, policyholders may be unable to meet their obligations to pay premiums on our insurance policies. Further, our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our business, financial condition, results of operations or liquidity. The amount we charge for catastrophe exposure may be inadequate if the frequency or severity of catastrophe losses changes over time or if the models we use to estimate the exposure prove inadequate. In addition, regulators or legislators could limit our ability to charge adequate pricing for catastrophe exposures or shift more responsibility for covering risk.
Terrorism is an example of a significant man-made caused potential catastrophe. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2015

(“TRIPRA”) is also limited and only applies for certified acts of terrorism that exceed a certain threshold of industry losses. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks or other geopolitical or military crises, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. Terrorist attacks also could disrupt our operation centers. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Enterprise Risk Management - Insurance Risk Management, Reinsurance as a Risk Management Strategy.
As a result, it is possible that any, or a combination of all, of these factors related to a catastrophe, or multiple catastrophes, whether natural or man-made, can have a material adverse effect on our business, financial condition, results of operations or liquidity.
Pricing for our products is subject to our ability to adequately assess risks, estimate losses and comply with state insurance regulations.
We seek to price our property and casualty and group benefits insurance policies such that insurance premiums and future net investment income earned on premiums received will provide for an acceptable profit in excess of underwriting expenses and the cost of paying claims. Pricing adequacy depends on a number of factors, including proper evaluation of underwriting risks, the ability to project future claim costs, our expense levels, net investment income realized, our response to rate actions taken by competitors, legal and regulatory developments, and the ability to obtain regulatory approval for rate changes.
State insurance departments regulate many of the premium rates we charge and also propose rate changes for the benefit of the property and casualty consumer at the expense of the insurer, which may not allow us to reach targeted levels of profitability. In addition to regulating rates, certain states have enacted laws that require a property and casualty insurer to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans. State regulators also require that an insurer offer property and casualty coverage to all consumers and often restrict an insurer's ability to charge the price it might otherwise charge or restrict an insurer's ability to offer or enforce specific policy deductibles. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates or accept additional risk not contemplated in our existing rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, possibly leading to lower returns on equity. The laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state's insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Any of these factors could have a material

Part I - Item 1A. Risk Factors

adverse effect on our business, financial condition, results of operations or liquidity.
Additionally, the property and casualty and group benefits insurance markets have been historically cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards, more expansive coverage offerings, multi-year rate guarantees and declining premium rates, followed by periods of relatively low levels of competition, more selective underwriting standards, more coverage restrictions and increasing premium rates. In all of our property and casualty and group benefits insurance product lines and states, there is a risk that the premium we charge may ultimately prove to be inadequate as reported losses emerge. In addition, there is a risk that regulatory constraints, price competition or incorrect pricing assumptions could prevent us from achieving targeted returns. Inadequate pricing could have a material adverse effect on our results of operations and financial condition.
Competitive activity, use of data analytics, or technological changes may adversely affect our market share, demand for our products, or our financial results.
The industries in which we operate are highly competitive. Our principal competitors are other property and casualty insurers, group benefits providers and providers of mutual funds and exchange-traded products. Competitors may expand their risk appetites in products and services where The Hartford currently enjoys a competitive advantage. Larger competitors with more capital and new entrants to the market could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. For example, larger competitors, including those formed through consolidation, may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. In addition, a number of insurers are making use of "big data" analytics to, among other things, improve pricing accuracy, be more targeted in marketing, strengthen customer relationships and provide more customized loss prevention services. If they are able to use big data more effectively than we are, it may give them a competitive advantage. Because of the highly competitive nature of the industries we compete in, there can be no assurance that we will continue to compete effectively with our industry rivals, or that competitive pressure will not have a material adverse effect on our business and results of operations.
Our business could also be affected by technological changes, including further advancements in automotive safety features, the development of autonomous or “self-driving” vehicles, and platforms that facilitate ride sharing. These technologies could impact the frequency or severity of losses, disrupt the demand for certain of our products, or reduce the size of the automobile insurance market as a whole. In addition, the risks we insure are affected by the increased use of technology in homes and businesses, including technology used in heating, ventilation and air conditioning systems and the introduction of more automated loss control measures. While there is substantial uncertainty about the timing, penetration and reliability of such technologies, any such impacts could have a material adverse effect on our business and results of operations.

We may experience difficulty in marketing and providing insurance products and investment advisory services through distribution channels and advisory firms.
We distribute our insurance products, mutual funds and ETPs through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through third-party arrangements. For example, we market personal lines products in large part through an exclusive licensing arrangement with AARP that continues through January 1, 2023. Our ability to distribute products through AARP may be adversely impacted by membership levels and the pace of membership growth. While we periodically seek to renew or extend third party arrangements, there can be no assurance that our relationship with these third parties will continue. An interruption in our relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Unexpected and unintended claim and coverage issues under our insurance contracts may adversely impact our financial performance.
Changes in industry practices and in legal, judicial, social and other environmental conditions may require us to pay claims we did not intend to cover when we wrote the policies. These issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, financial condition, results of operations and liquidity at the time it becomes known.
Our program to manage interest rate and equity risk related to our variable annuity guaranteed benefits may be ineffective which could result in statutory and GAAP volatility in our earnings and potentially material charges to net income.
Some of the in-force business within our Talcott Resolution operations, especially variable annuities, offer guaranteed benefits, including GMDBs and GMWBs. These GMDBs and GMWBs expose the Company to interest rate risk and significant equity risk. A decline in equity markets would not only result in lower fee income, but would also increase our exposure to liability for benefit claims. We use reinsurance and benefit designs, such as caps, to mitigate the exposure associated with GMDB. We also use reinsurance in combination with product management actions, such as rider fee increases, investment restrictions and buyout offers, as well as derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. We remain liable for the guaranteed benefits in the event that

Part I - Item 1A. Risk Factors

reinsurers or derivative counterparties are unable or unwilling to pay, which could result in a need for additional capital to support in-force business.
From time to time, we may adjust our risk management program based on contracts in force, market conditions, or other factors. While we believe that these actions improve the efficiency of our risk management related to these benefits, changes to the risk management program may result in greater statutory and GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income (loss) in periods of rising equity market pricing levels, higher interest rates and declines in volatility. We are also subject to the risk that these management actions prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.
Financial Strength, Credit and Counterparty Risks
Downgrades in our financial strength or credit ratings may make our products less attractive, increase our cost of capital and inhibit our ability to refinance our debt.
Financial strength and credit ratings are important in establishing the competitive position of insurance companies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, others relate to the views of the rating agency (including its assessment of the strategic importance of the rated company to the insurance group), general economic conditions, and circumstances outside the rated company's control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have altered these models. Changes to the models or factors used by the rating agencies to assign ratings could adversely impact a rating agency's judgment of its internal rating and the publicly issued rating it assigns us.
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
Our credit ratings also affect our cost of capital. A downgrade or a potential downgrade of our credit ratings could make it more difficult or costly to refinance maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the financial strength ratings of our principal insurance subsidiaries. Downgrades could begin to trigger potentially material collateral calls on certain of our derivative instruments and enable counterparties to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. These events could materially adversely affect our business, financial condition, results of operations and liquidity. For a further discussion of potential impacts of ratings downgrades on derivative instruments, including potential collateral calls, see Part II, Item 7, MD&A - Capital Resources and Liquidity - Derivative Commitments.
The amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control.
We conduct the vast majority of our business through licensed insurance company subsidiaries. Statutory accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The minimum capital we must hold is based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain withdrawal benefits. The RBC formula for property and casualty companies sets required statutory surplus levels based on underwriting, asset, credit and off-balance sheet risks.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including

•	the amount of statutory income or losses generated by our insurance subsidiaries,

•	the amount of additional capital our insurance subsidiaries must hold to support business growth,

•	the amount of dividends or distributions taken out of our insurance subsidiaries,

•	changes in equity market levels,

•	the value of certain fixed-income and equity securities in our investment portfolio,

•	the value of certain derivative instruments,

•	changes in interest rates,

•	admissibility of deferred tax assets, and

•	changes to the NAIC RBC formulas.
Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used

Part I - Item 1A. Risk Factors

in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios would generally be expected to increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, statutory reserve requirements for death and withdrawal benefit guarantees and increases in RBC requirements, surplus and RBC ratios may not increase when equity markets increase. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
Losses due to nonperformance or defaults by counterparties can have a material adverse effect on the value of our investments, reduce our profitability or sources of liquidity.
We have credit risk with counterparties on investments, derivatives, premiums receivable and reinsurance recoverables. Among others, our counterparties include issuers of fixed maturity and equity securities we hold, borrowers of mortgage loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity. Additionally, if the underlying assets supporting the structured securities we invest in default on their payment obligations, our securities will incur losses.
The availability of reinsurance and our ability to recover under reinsurance contracts may not be sufficient to protect us against losses.
As an insurer, we frequently use reinsurance to reduce the effect of losses that may arise from, among other things, catastrophes and other risks that can cause unfavorable results of operations, GMDBs and GMWBs under variable annuity contracts, and to effect the sale of a line of business to an independent company. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. The inability or unwillingness of any reinsurer to meet its financial obligations to us, including the impact of any insolvency or rehabilitation proceedings involving a reinsurer that could affect the Company's access to collateral held in trust, could have a material adverse effect on our financial condition, results of operations and liquidity. This risk may be magnified by a concentration of reinsurance-related credit risk resulting from the sale of the Company’s Individual Life and Retirement

Products businesses. Further details of such concentration can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Reinsurance as a Risk Management Strategy.
In addition, should the availability and cost of reinsurance change materially, we may have to pay higher reinsurance costs, accept an increase in our net liability exposure, reduce the amount of business we write, or access to the extent possible other alternatives to reinsurance, such as use of the capital markets. Further, due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Our ability to declare and pay dividends is subject to limitations.
The payment of future dividends on our capital stock is subject to the discretion of our board of directors, which considers, among other factors, our operating results, overall financial condition, credit-risk considerations and capital requirements, as well as general business and market conditions. Our board of directors may only declare such dividends out of funds legally available for such payments. Moreover, our common stockholders are subject to the prior dividend rights of any holders of depositary shares representing such preferred stock then outstanding. The terms of our outstanding junior subordinated debt securities prohibit us from declaring or paying any dividends or distributions on our capital stock or purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments and the related deferral period has not yet commenced or a deferral period is continuing.
Moreover, as a holding company that is separate and distinct from our insurance subsidiaries, we have no significant business operations of our own. Therefore, we rely on dividends from our insurance company subsidiaries and other subsidiaries as the principal source of cash flow to meet our obligations. Subsidiary dividends fund payments on our debt securities and the payment of dividends to shareholders on our capital stock. Connecticut state laws and certain other jurisdictions in which we operate limit the payment of dividends and require notice to and approval by the state insurance commissioner for the declaration or payment of dividends above certain levels. Dividends paid from our insurance subsidiaries are further dependent on their cash requirements. In addition, in the event of liquidation or reorganization of a subsidiary, prior claims of a subsidiary’s creditors may take precedence over the holding company’s right to a dividend or distribution from the subsidiary except to the extent that the holding company may be a creditor of that subsidiary. For further discussion on dividends from insurance subsidiaries, see Part II, Item 7, MD&A - Capital Resources & Liquidity.

Part I - Item 1A. Risk Factors

Risks Relating to Estimates, Assumptions and Valuations
Actual results could materially differ from the analytical models we use to assist our decision making in key areas such as underwriting, capital, hedging, reserving, and catastrophe risks.
We use models to help make decisions related to, among other things, underwriting, pricing, capital allocation, reserving, investments, hedging, reinsurance, and catastrophe risk. Both proprietary and third party models we use incorporate numerous assumptions and forecasts about the future level and variability of interest rates, capital requirements, loss frequency and severity, currency exchange rates, policyholder behavior, equity markets and inflation, among others. The models are subject to the inherent limitations of any statistical analysis as the historical internal and industry data and assumptions used in the models may not be indicative of what will happen in the future. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or our estimates of the risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.
The valuation of our securities and investments and the determination of allowances and impairments are highly subjective and based on methodologies, estimations and assumptions that are subject to differing interpretations and market conditions.
Estimated fair values of the Company’s investments are based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. During periods of market disruption, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In addition, there may be certain securities whose fair value is based on one or more unobservable inputs, even during normal market conditions. As a result, the determination of the fair values of these securities may include inputs and assumptions that require more estimation and management judgment and the use of complex valuation methodologies. These fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing or unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly.

Decreases in value could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Similarly, management’s decision on whether to record an other-than-temporary impairment or write down is subject to significant judgments and assumptions regarding changes in general economic conditions, the issuer's financial condition or future recovery prospects, estimated future cash flows, the effects of changes in interest rates or credit spreads, the expected recovery period and the accuracy of third party information used in internal assessments. As a result, management’s evaluations and assessments are highly judgmental and its projections of future cash flows over the life of certain securities may ultimately prove incorrect as facts and circumstances change.
If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for GMDB and GMWB on variable annuities, which could adversely affect our results of operation.
The Company has deferred acquisition costs associated with the prior sales of its variable annuity products. Deferred acquisition costs for the variable annuity products are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost ("DAC") asset. We amortize these costs based on the ratio of actual gross profits in the period to the present value of current and future estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB and the life contingent portion of GMWB using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions that may not prove accurate, including those related to changes in the separate account fund returns, full or partial surrender rates, mortality, withdrawal benefit utilization, withdrawal rates, annuitization and hedging costs.
In addition, if our assumptions about policyholder behavior (e.g., full or partial surrenders, benefit utilization and annuitization) and costs related to mitigating risks, including hedging costs, prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity contracts, and increase reserves for GMDB and life-contingent GMWB which would result in a charge to net income.
If our businesses do not perform well, we may be required to establish a valuation allowance against the deferred income tax asset or to recognize an impairment of our goodwill.
Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and carry-forwards for foreign tax credits, capital losses, net operating losses and alternative minimum tax credits. Deferred tax assets are assessed periodically by management to determine if it is more likely than not that the deferred income tax assets will be realized. Factors in management's determination include the performance of the

Part I - Item 1A. Risk Factors

business, including the ability to generate, from a variety of sources and tax planning strategies, sufficient future taxable income and capital gains before net operating loss and capital loss carry-forwards expire. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on deferred tax assets, then a valuation allowance will be established with a corresponding charge to net income (loss). Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below an operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit could decrease if new business, customer retention, profitability or other drivers of performance differ from expectations. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write downs could have a material adverse effect on our results of operations or financial condition.
Strategic and Operational Risks
As our Talcott Resolution business continues to run-off, the Company is exposed to a number of risks related to the run-off business that could adversely affect our financial condition and results of operations.
Despite being in run-off, Talcott Resolution represents a meaningful share of the Company’s earnings. Talcott Resolution’s revenues and earnings have been and will continue declining as variable and fixed annuity policies lapse. While the Company has been reducing expenses associated with the Talcott Resolution business as the revenues from that business decline, going forward it may become more difficult to reduce expenses, particularly corporate and other enterprise shared services costs, and this could adversely affect the Company’s results of operations. In addition, as Talcott Resolution's earnings decline, there will be less retained earnings in the Company’s Talcott Resolution insurance subsidiaries available to fund capital management actions.
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

Our businesses may suffer and we may incur substantial costs if we are unable to access our systems and safeguard the security of our data in the event of a disaster, cyber breach or other information security incident.
We use technology to process, store, retrieve, evaluate and utilize customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. We and our third party vendors must be able to access our systems to provide insurance quotes, process premium payments, make changes to existing policies, file and pay claims, administer variable annuity products and mutual funds, provide customer support, manage our investment portfolios and hedge programs, report on financial results and perform other necessary business functions.
Systems failures or outages could compromise our ability to perform these business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, an industrial accident, a cyber attack, a blackout, a terrorist attack (including conventional, nuclear, biological, chemical or radiological) or war, systems upon which we rely may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees and business partners are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed.
Our systems have been, and will likely continue to be, subject to viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well. While, to date, The Hartford is not aware of having experienced a material breach of our cyber security systems, administrative and technical controls as well as other preventive actions may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks or other security breaches to our systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties, impede or interrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, we routinely transmit, to third parties personal, confidential and proprietary information, which may be related to employees and customers, by email and other electronic means, along with receiving and storing such information on our systems. Although we attempt to keep such information confidential, we may be unable to secure the information in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have appropriate controls to protect confidential information.
Furthermore, certain of our businesses must comply with regulations to control the privacy of customer, employee and third party data. A misuse or mishandling of confidential or proprietary information could result in legal liability, regulatory action and reputational harm.
Third parties, including third party administrators, are also subject to cyber-breaches of confidential information, along with the other risks outlined above, any one of which may result in our

Part I - Item 1A. Risk Factors

incurring substantial costs and other negative consequences, including a material adverse effect on our business, reputation, financial condition, results of operations and liquidity. While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all loss.
Performance problems due to outsourcing and other third-party relationships may compromise our ability to conduct business.
We outsource certain business and administrative functions and rely on third-party vendors to perform certain functions or provide certain services on our behalf and have a significant number of information technology and business processes outsourced with a single vendor. If we are unable to reach agreement in the negotiation of agreements or renewals with certain third-party providers, or if such third-party providers experience disruptions or do not perform as anticipated, we may we may be unable to meet our obligations to customers and claimants, incur higher costs and lose business which may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the immediately preceding risk factor.
Our ability to execute on our capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings, is subject to material challenges, uncertainties and risks.
The ability to execute on our capital management plan remains subject to material challenges, uncertainties and risks. We may not achieve all of the benefits we expect to derive from our plan to repurchase our equity and reduce our debt. Our capital management plan is subject to execution risks, including, among others, risks related to market fluctuations, investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that we will in fact complete our capital management plan over the planned time frame or at all. Initiatives to reduce expenses so that our ongoing businesses remain or become cost efficient may not be successful and we may not be able to reduce corporate and shared services expenses in the manner and on the schedule we currently anticipate. We may take further actions beyond the capital management plan, which may include acquisitions, divestitures or restructurings, that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations and liquidity.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and may not prove successful.

Litigation to enforce our intellectual property rights may not be successful and cost a lot of money. The inability to secure or enforce the protection of our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete. We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights, including patent rights, or violate license usage rights. Any such intellectual property claims and any resulting litigation could result in significant expense and liability for damages, and in some circumstances we could be enjoined from providing certain products or services to our customers, or utilizing and benefiting from certain patent, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
Regulatory and Legal Risks
Regulatory and legislative developments could have a material adverse impact on our business, financial condition, results of operations and liquidity.
In the U.S., regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict.
For example, potential repeal and replacement of the Affordable Care Act and modification of the Dodd-Frank Act could have unanticipated consequences for the Company and its businesses. With respect to the potential repeal and replacement of the Affordable Care Act, see Part II, Item 7, MD&A - Capital Resources and Liquidity - Contingencies - Regulatory and Legal Developments.
The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry that could adversely affect our financial condition and results of operations. The Dodd-Frank Act requires central clearing of certain derivatives transactions and greater margin requirements for those transactions, which increases the costs of our hedging program. In addition, the proprietary trading and market making limitation of the Volcker Rule could adversely affect the pricing and liquidity of our investment securities and limitations of banking entity involvement in and ownership of certain asset-backed securities transactions could adversely affect the market for insurance-linked securities, including catastrophe bonds. It is unclear whether and to what extent Congress will make changes to the Dodd-Frank Act, and how those changes might impact the Company, its business, financial conditions, results of operations and liquidity.
We are subject to extensive laws and regulations that are complex, subject to change and often conflicting in their approach or intended outcomes. Compliance with these laws and regulations can increase cost, affect our strategy, and constrain our ability to adequately price our products.
Our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled, licensed or

Part I - Item 1A. Risk Factors

authorized to conduct business. State regulations generally seek to protect the interests of policyholders rather than an insurer or the insurer’s shareholders and other investors. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing and authorizing lines of business, approving policy forms and premium rates, setting statutory capital and reserve requirements, limiting the types and amounts of certain investments and restricting underwriting practices. State insurance departments also set constraints on domestic insurer transactions with affiliates and dividends and, in many cases, must approve affiliate transactions and extraordinary dividends as well as strategic transactions such as acquisitions and divestitures.
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
Further, a particular regulator or enforcement authority may interpret a legal, accounting, or reserving issue differently than we have, exposing us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may be challenged by state insurance departments. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating and/or tax costs.
In addition, our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate.. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, financial condition, results of operations and liquidity.

Our insurance business is sensitive to significant changes in the legal environment that could adversely affect The Hartford’s results of operations or financial condition or harm its businesses.
Like any major P&C insurance company, litigation is a routine part of The Hartford’s business - both in defending and indemnifying our insureds and in litigating insurance coverage disputes. The Hartford accounts for such activity by establishing unpaid loss and loss adjustment expense reserves. Significant changes in the legal environment could cause our ultimate liabilities to change from our current expectations. Such changes could be judicial in nature, like trends in the size of jury awards, developments in the law relating to tort liability or the liability of insurers, and rulings concerning the scope of insurance coverage or the amount or types of damages covered by insurance. Legislative developments, like changes in federal or state laws relating to the liability of policyholders or insurers, could have a similar effect. It is impossible to forecast such changes reliably, much less to predict how they might affect our loss reserves or how those changes might adversely affect our ability to price our insurance products appropriately. Thus, significant judicial or legislative developments could adversely affect The Hartford’s business, financial condition, results of operations and liquidity.
Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity.
Changes in federal or state tax laws and tax rates could have a material adverse effect on our profitability and financial condition, and could result in our incurring materially higher corporate taxes. Higher tax rates may cause the small businesses we insure to hire fewer workers and decrease investment in their businesses, including purchasing fewer vehicles, property and equipment, which could adversely affect our ability to sell our products and services to these customers. If tax rates decline, our deferred tax asset would be reduced, resulting in a charge against earnings. In addition, a reduction in tax rates or change in laws could adversely affect the Company’s ability to realize the benefits of its net operating loss carryovers and alternative minimum tax credits. In addition, a reduction in tax rates could increase the level of statutory reserves the Company must hold which could adversely affect statutory surplus.
In addition, the Company’s tax return reflects certain items such as tax-exempt bond interest, dividends received deductions, tax credits, and insurance reserve deductions. There is an increasing risk that, in the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies, and/or its policyholders. In the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate provisions of current tax law that are beneficial to the Company, including tax-exempt bond interest, dividends received deduction, tax credits, and insurance reserve deductions, or could impose new taxes such as on goods or services purchased overseas.
Moreover, many of the life and annuity products that the Company previously sold benefit from one or more forms of tax-favored status under current federal and state income tax

Part I - Item 1A. Risk Factors

regimes. For example, the Company previously sold annuity contracts that allowed policyholders to defer the recognition of taxable income earned within the contract. Because the Company no longer sells these products, changes in the future taxation of life insurance and/or annuity contracts will not adversely impact future sales. If, however, the tax treatment of earnings accrued inside an annuity contract changed prospectively, and the tax favored status of existing contracts were grandfathered, holders of existing contracts would be less likely to surrender, which would make running off our existing life and annuity business more difficult.
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
Changes in accounting principles and financial reporting requirements could adversely affect our results of operations or financial condition.
As an SEC registrant, we are currently required to prepare our financial statements in accordance with U.S. GAAP, as promulgated by the Financial Accounting Standards Board ("FASB"). Accordingly, we are required to adopt new guidance or interpretations which may have a material effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 1 of the consolidated financial statements.
The FASB is working on several projects that could result in significant changes in GAAP, including how we account for our long-duration insurance contracts, which primarily relate to our life and annuity products.  In particular, liabilities for life-contingent fixed annuities would be discounted using current high-quality fixed-income instrument yields rather than using historical yields, likely resulting in greater volatility in other comprehensive income. As a result, the adoption of these future accounting standards relating to insurance contracts could have a material adverse effect on our financial condition.

Item 2. PROPERTIES
As of December 31, 2016, The Hartford owned building space of approximately 1.8 million square feet which comprised its Hartford, Connecticut location and other properties within the greater Hartford, Connecticut area. In addition, as of December 31, 2016, The Hartford leased approximately 1.6 million square feet, throughout the United States of America, and approximately 34 thousand square feet, in other countries. All of the properties owned or leased are used by one or more of all six reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business — Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.

Item 3. LEGAL PROCEEDINGS
LITIGATION
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to The Hartford's asbestos and environmental claims discussed in Note 14 - Commitment and Contingencies of the Notes to Consolidated Financial Statements, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matters in the following description, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability, life and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the

Part I - Item 3. Legal Proceedings

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
Mutual Funds Litigation
In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the

Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs crossed-moved for partial summary judgment with respect to The Hartford Capital Appreciation Fund. In March 2016, the court, in large part, denied summary judgment for all parties. The court granted judgment for HFMC and HIFSCO with respect to all claims made by The Hartford Small Company Fund and certain claims made by The Hartford Floating Rate Fund. The court further ruled that the appropriate measure of damages on the surviving claims is the difference, if any, between the actual advisory fees paid through trial and those that could have been paid under the applicable legal standard. A bench trial on the issue of liability was held in November 2016, and a decision is expected in 2017.

Item 5. MARKET FOR THE HARTFORD’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”.

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

High and Low Closing Prices and Quarterly Dividends Declared per Share for the Common Stock of The Hartford

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2016
Common Stock Price
High	$46.31	$46.80	$44.77	$48.58
Low	$37.63	$40.98	$39.85	$42.50
Dividends Declared	$0.21	$0.21	$0.21	$0.23
2015
Common Stock Price
High	$43.10	$42.86	$49.53	$49.24
Low	$38.90	$40.77	$43.03	$42.11
Dividends Declared	$0.18	$0.18	$0.21	$0.21
On February 23, 2017, The Hartford’s Board of Directors declared a quarterly dividend of $0.23 per common share payable on April 3, 2017 to common shareholders of record as of March 6, 2017. As of February 22, 2017, the Company had approximately 12,692 registered holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. The closing price of The Hartford’s common stock on the NYSE on February 22, 2017 was $48.69.
On June 14, 2016, the Company’s Chief Executive Officer certified to the NYSE that he is not aware of any violation by the Company of NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE’s Listed Company Manual.
There are also various legal and regulatory limitations governing the extent to which The Hartford’s insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in the Liquidity Requirements and Sources o f Capital section of Part II, Item 7, MD&A — Capital Resources and Liquidity.
For information related to securities authorized for issuance under equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Repurchases of Common Stock by the Issuer for the Three Months Ended December 31, 2016

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
				(in millions)
October 1, 2016 – October 31, 2016	2,300,136	$43.41	2,300,136	$1,480
November 1, 2016 – November 30, 2016	2,155,600	$46.26	2,155,600	$1,380
December 1, 2016 – December 31, 2016	1,674,947	$47.98	1,674,947	$1,300
Total	6,130,683	$45.66	6,130,683

[1]
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

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Total Return to Shareholders

The following tables present The Hartford’s annual return percentage and five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.

Annual Return Percentage
	For the years ended
Company/Index	2012	2013	2014	2015	2016
The Hartford Financial Services Group, Inc.	41.01%	64.12%	17.13%	6.12%	11.76%
S&P 500 Index	16.00%	32.39%	13.69%	1.38%	11.96%
S&P Insurance Composite Index	19.09%	46.71%	8.29%	2.33%	17.58%

Cumulative Five-Year Total Return
	Base
	Period	For the years ended
Company/Index	2011	2012	2013	2014	2015	2016
The Hartford Financial Services Group, Inc.	$100	141.01	231.43	271.08	287.67	321.50
S&P 500 Index	$100	116.00	153.57	174.60	177.01	198.18
S&P Insurance Composite Index	$100	119.09	174.72	189.20	193.60	227.64

Part II - Item 6. Selected Financial Data

Item 6. SELECTED FINANCIAL DATA
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

in millions, except per share data	2016	2015	2014	2013	2012
Income Statement Data
Total revenues	$18,300	$18,377	$18,614	$20,673	$22,086
Income (loss) from continuing operations before income taxes	$804	$1,978	$1,699	$1,471	$(89)
Income from continuing operations, net of tax	$896	$1,673	$1,349	$1,225	$220
Income (loss) from discontinued operations, net of tax	$—	$9	$(551)	$(1,049)	$(258)
Net income (loss)	$896	$1,682	$798	$176	$(38)
Balance Sheet Data
Total assets	$223,432	$228,348	$245,013	$277,884	$298,513
Short-term debt	$416	$275	$456	$438	$320
Total debt (including capital lease obligations)	$5,052	$5,359	$6,109	$6,544	$7,126
Preferred stock	$—	$—	$—	$—	$556
Total stockholders’ equity	$16,903	$17,642	$18,720	$18,905	$22,447
Net income (loss) per common share
Basic	$2.31	$4.05	$1.81	$0.37	$(0.18)
Diluted	$2.27	$3.96	$1.73	$0.36	$(0.17)
Cash dividends declared per common share	$0.86	$0.78	$0.66	$0.50	$0.40

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 4 and 5 of this Form 10-K. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each following discussion and in Part I, Item 1A, Risk Factors, and those identified from time to time in our other filings with the Securities and Exchange Commission. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
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
On July 26, 2016, the Company announced it had entered into an agreement to sell its U.K. property and casualty run-off subsidiaries. The operating results of the Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. For discussion of these transactions, see Note 2 - Business Acquisitions, Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company.
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
Definitions of Non-GAAP and Other Measures and Ratios
Account Value- includes policyholders’ balances for investment and insurance contracts and reserves for certain future policy benefits for insurance contracts. Account value is a measure used by the Company because a significant portion of the Company’s fee income is based upon the level of account value. These revenues increase or decrease with a rise or fall in assets under management whether caused by changes in the market or through net flows.
Assets Under Management (“AUM”)- include account values, mutual fund and ETP assets. AUM is a measure used by the Company because a significant portion of the

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
Book Value per Diluted Share- a U.S. GAAP financial measure that represents a per share assessment of the value of a company's equity. It is calculated by dividing (a) common stockholders' equity by (b) common shares outstanding and dilutive potential common shares. The Company provides book value per diluted share to enable investors to assess the value of the Company’s equity.
Catastrophe Ratio- (a component of the loss and loss adjustment expense ratio) represents the ratio of catastrophe losses incurred in the current calendar year (net of reinsurance) to earned premiums and includes catastrophe losses incurred for both the current and prior accident years. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers. The catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.
Combined Ratio- the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expenses for every $100 of earned premiums. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses.
Core Earnings- a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the underlying performance of the Company’s businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, certain restructuring and other costs, pension settlements, loss on extinguishment of debt, reinsurance gains and losses from disposal of businesses, income tax benefit from reduction in deferred income tax valuation allowance, discontinued operations, and the impact of Unlocks to DAC, sales inducement assets ("SIA"), and death and other insurance benefit reserve balances. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of DAC) that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.

Reconciliation of Net Income to Core Earnings

	For the years ended December 31,
	2016	2015	2014
Net income	$896	$1,682	$798
Less: Unlock benefit (charge), before tax	(2)	80	(95)
Less: Net realized capital losses including DAC, excluded from core earnings, before tax	(256)	(175)	(29)
Less: Restructuring and other costs, before tax	—	(20)	(76)
Less: Loss on extinguishment of debt, before tax	—	(21)	—
Less: (Loss) gain on reinsurance transactions, before tax	(650)	28	23
Less: Pension settlement, before tax	—	—	(128)
Less: Income tax benefit [1]	469	131	106
Less: Income (loss) from discontinued operations, after-tax	—	9	(551)
Core earnings	$1,335	$1,650	$1,548
[1] Includes income tax benefit on items not included in core earnings and other federal income tax benefits and charges.
Core Earnings Margin- a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. Core earnings margin is calculated by dividing core earnings by revenues excluding buyouts and realized gains (losses). Net income margin is the most directly comparable U.S. GAAP measure. The Company believes that core earnings margin provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses).

Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both core earnings margin and net income margin when reviewing performance. A reconciliation of net income margin to core earnings margin for the years ended December 31, 2016, 2015 and 2014 is set forth in the Results of Operations section within MD&A - Group Benefits.
Expense Ratio- for the underwriting segments of Commercial Lines and Personal Lines is the ratio of underwriting

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

expenses to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs and insurance operating costs and expenses, including certain centralized services and bad debt expense. Deferred policy acquisition costs include commissions, taxes, licenses and fees and other underwriting expenses and are amortized over the policy term.
The expense ratio for Group Benefits is expressed as the ratio of insurance operating costs and other expenses and amortization of deferred policy acquisition costs, to premiums and other considerations, excluding buyout premiums.
Fee Income- largely driven from amounts earned as a result of contractually defined percentages of assets under management, including account value of annuities and other products. These fees are generally earned on a daily basis. Therefore, the growth in assets under management either through positive net flows or net sales, or favorable market performance will have a favorable impact on fee income. Conversely, either negative net flows or net sales, or unfavorable market performance will reduce fee income.
Full Surrender Rates- an internal measure of contract surrenders calculated using annualized full surrenders divided by a two-point average of annuity account values. The full surrender rate represents full contract liquidation and excludes partial withdrawals.
Loss and Loss Adjustment Expense Ratio- a measure of the cost of claims incurred in the calendar year divided by earned premium and includes losses incurred for both the current and prior accident years, as well as the costs of mortality and morbidity and other contractholder benefits to policyholders. Among other factors, the loss and loss adjustment expense ratio needed for the Company to achieve its targeted return on equity fluctuates from year to year based on changes in the expected investment yield over the claim settlement period, the timing of expected claim settlements and the targeted returns set by management based on the competitive environment.
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
Loss and Loss Adjustment Expense Ratio before Catastrophes and Prior Accident Year Development- a measure of the cost of non-catastrophe claims incurred in the current accident year divided by earned premiums. Management believes that the current accident year loss and loss adjustment expense ratio before catastrophes is a performance measure that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year development.
Loss Ratio, excluding Buyouts- utilized for the Group Benefits segment and is expressed as a ratio of benefits, losses and loss adjustment expenses to premiums and other considerations, excluding buyout premiums. Since Group Benefits occasionally buys a block of claims for a stated premium amount, the Company excludes this buyout from the loss ratio used for evaluating the underwriting results of the business as buyouts may distort the loss ratio. Buyout premiums represent takeover of open claim liabilities and other non-recurring premium amounts.
Mutual Fund and Exchange-Traded Product Assets- owned by the shareholders of those products and not by the Company and therefore are not reflected in the Company’s consolidated financial statements. Mutual fund and ETP assets are a measure used by the Company primarily because a significant portion of the Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
New Business Written Premium- represents the amount of premiums charged for policies issued to customers who were not insured with the Company in the previous policy term. New business written premium plus renewal policy written premium equals total written premium.
Policies in Force- represent the number of policies with coverage in effect as of the end of the period. The number of policies in force is a growth measure used for Personal Lines and standard commercial lines within Commercial Lines and is affected by both new business growth and policy count retention.
Policy Count Retention- represents the ratio of the number of policies renewed during the period divided by the number of policies available to renew. The number of policies available to renew represents the number of policies, net of any cancellations, written in the previous policy term. Policy count retention is affected by a number of factors, including the percentage of renewal policy quotes accepted and decisions by the Company to non-renew policies because of specific policy underwriting concerns or because of a decision to reduce premium writings in certain classes of business or states. Policy count retention is also affected by advertising and rate actions taken by competitors.
Policyholder Dividend Ratio- the ratio of policyholder dividends to earned premium.
Prior Accident Year Loss and Loss Adjustment Expense Ratio- represents the increase (decrease) in the estimated cost of settling catastrophe and non-catastrophe claims incurred in prior accident years as recorded in the current calendar year divided by earned premiums.
Reinstatement Premiums- represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment.
Renewal Earned Price Increase (Decrease)- Written premiums are earned over the policy term, which is six

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

months for certain Personal Lines auto business and twelve months for substantially all of the remainder of the Company’s Property and Casualty business. Since the Company earns premiums over the six to twelve month term of the policies, renewal earned price increases (decreases) lag renewal written price increases (decreases) by six to twelve months.
Renewal Written Price Increase (Decrease)-represents the combined effect of rate changes, amount of insurance and individual risk pricing decisions per unit of exposure since the prior year. The rate component represents the change in rate filings during the period and the amount of insurance represents the change in the value of the rating base, such as model year/vehicle symbol for auto, building replacement costs for property and wage inflation for workers’ compensation. A number of factors affect renewal written price increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Renewal written price changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. Renewal written price statistics are subject to change from period to period, based on a number of factors, including changes in actuarial estimates and the effect of subsequent cancellations and non-renewals on rate achieved, and modifications made to better reflect ultimate pricing achieved.
Return on Assets (“ROA”), Core Earnings- a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA, core earnings is calculated by dividing core earnings by a daily average AUM. A reconciliation of ROA to ROA, core earnings for the years ended December 31, 2016, 2015 and 2014, is set forth in the Results of Operations section within MD&A - Mutual Funds.
Underlying Combined Ratio- a non-GAAP financial measure, represents the combined ratio before catastrophes and prior accident year development. Combined ratio is the most directly comparable U.S. GAAP measure. The Company believes the underlying combined ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year loss and loss adjustment expense reserve development. A reconciliation of combined ratio to underlying combined ratio for the years ended December 31, 2016, 2015 and 2014 is set forth in the Results of Operations section within MD&A - Commercial Lines and Personal Lines.

Underwriting Gain (Loss)- The Company's management evaluates profitability of the P&C businesses primarily on the basis of underwriting gain (loss). Underwriting gain (loss) is a before-tax measure that represents earned premiums less incurred losses, loss adjustment expenses and underwriting expenses. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of the Company's pricing. Underwriting profitability over time is also greatly influenced by the Company's pricing and underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Net income (loss) is the most directly comparable GAAP measure. The Company believes that underwriting gain (loss) provides investors with a valuable measure of before-tax profitability derived from underwriting activities, which are managed separately from the Company's investing activities. A reconciliation of underwriting gain (loss) to net income (loss) for Commercial Lines, Personal Lines and Property & Casualty Other Operations is set forth in segment sections of MD&A.
Written and Earned Premiums- Written premium is a statutory accounting financial measure which represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premium is a U.S. GAAP and statutory measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products. Written and earned premium are recorded net of ceded reinsurance premium.
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
THE HARTFORD'S OPERATIONS
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company derives its revenues principally from: (a) premiums earned for insurance coverage provided to insureds; (b) fee income, including asset management fees, on separate account, mutual fund and ETP assets, mortality and expense fees, as well as cost of insurance charges; (c) net investment income; (d) fees earned for services provided to third parties; and (e) net realized capital gains and losses. Premiums charged for insurance coverage are earned principally on a pro rata basis over the terms of the related policies in-force. Asset management fees and mortality and expense fees are primarily generated from separate account assets and assets under management. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products.
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
The financial results in the Company’s mutual fund, ETP and variable annuity businesses depend largely on the amount of the contract holder or shareholder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of deposits less withdrawals and surrenders, redemptions, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund and ETP businesses, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund and ETP shareholders. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios for the variable annuity business. Financial results of variable products are highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity market movements could also result in benefits for or charges against deferred acquisition costs.
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
For further information on the Company's reporting segments, refer to Part I, Item 1, Business — Reporting Segments.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

Net Income	Net Income per Diluted Share	Book Value per Diluted Share
Net income was $896, or $2.31 per basic share and $2.27 per diluted share, down from prior year net income of $1,682, or $4.05 per basic share and $3.96 per diluted share, mostly due to a $423 after-tax loss on a reinsurance transaction covering asbestos and environmental exposures and higher current and prior accident year Personal Lines auto loss costs.
Common share repurchases during 2016 totaled $1,330, or 30.8 million shares and $334 of dividends were paid to shareholders.
Book value per diluted common share increased to $44.35 from $42.96 as of December 31, 2015 as a result of a 7% decrease in common shares outstanding and dilutive potential common shares, partially offset by a 4% decrease in stockholders' equity resulting from share repurchases and common stockholder dividends in excess of net income during 2016.

Net Investment Income	Investment Yield After-tax
Net investment income decreased 2% to $2,961 compared with the prior year primarily due to lower make-whole payments on fixed maturities and prepayment penalties on mortgage loans, as well as lower asset levels and reinvesting at lower interest rates.
Net realized capital losses increased by $112 compared with the prior year primarily due to increased macro hedge losses on the variable annuity hedge program and a change from net gains to net losses on non-qualifying derivatives, partially offset by an increase in net realized gains on sale of corporate securities, U.S. Treasury securities, municipal bonds and equity securities.
Annualized investment yield, after-tax of 3.0%, was consistent with the prior year.
Net unrealized gains, after-tax, in the investment portfolio decreased by $3 compared with the prior year due primarily to tighter credit spreads, partially offset by higher interest rates and a decline in assets.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Written Premiums	Combined Ratio
Written premiums decreased slightly over the prior year for Property & Casualty, comprised of 2% growth in Commercial Lines and a 2% decrease in Personal Lines.
Combined ratio increased to 100.1 from 96.6 in the prior year for Property & Casualty, with deterioration principally in Personal Lines.
Catastrophe losses of $416, before tax, increased from catastrophe losses of $332, before tax, in the prior year, largely due to higher losses from wind and hail events.
Prior accident year development was unfavorable by $457, before tax, driven primarily by increases in asbestos and environmental reserves and Personal Lines auto liability reserves compared with unfavorable prior year development of $250, before tax, in the prior year driven primarily by asbestos and environmental reserves.

Group Benefits Core Earnings Margin [1]	Talcott Resolution After-Tax Income From Continuing Operations

[1]	A reconciliation of the net income margin to core earnings margin is set forth in the Results of Operations section within MD&A - Group Benefits.
Core earnings margin increased to 5.7% from 5.6% in the prior year for Group Benefits, primarily due to higher earned premium and fee income, partially offset by higher group life loss severity.
After-tax income from continuing operations was $244 for Talcott Resolution, compared with $428 in the prior year primarily due to lower tax benefits recognized in 2016, a write-off of DAC associated with fixed annuities, lower net investment income and a reinsurance gain on disposition in 2015.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes beginning on page F-1 as well as with the segment operating results sections of MD&A.

	2016	2015	2014	Increase (Decrease) From 2015 to 2016	Increase (Decrease) From 2014 to 2015
Earned premiums	$13,811	$13,577	$13,336	$234	$241
Fee income	1,710	1,839	1,996	(129)	(157)
Net investment income	2,961	3,030	3,154	(69)	(124)
Net realized capital gains (losses)	(268)	(156)	16	(112)	(172)
Other revenues	86	87	112	(1)	(25)
Total revenues	18,300	18,377	18,614	(77)	(237)
Benefits, losses and loss adjustment expenses	11,351	10,775	10,805	576	(30)
Amortization of deferred policy acquisition costs	1,523	1,502	1,729	21	(227)
Insurance operating costs and other expenses	3,633	3,772	4,028	(139)	(256)
Loss on extinguishment of debt	—	21	—	(21)	21
Loss (gain) on reinsurance transactions	650	(28)	(23)	678	(5)
Interest expense	339	357	376	(18)	(19)
Total benefits, losses and expenses	17,496	16,399	16,915	1,097	(516)
Income from continuing operations before income taxes	804	1,978	1,699	(1,174)	279
Income tax expense (benefit)	(92)	305	350	(397)	(45)
Income from continuing operations, net of tax	896	1,673	1,349	(777)	324
Income (loss) from discontinued operations, net of tax	—	9	(551)	(9)	560
Net income	$896	$1,682	$798	$(786)	$884
Year ended December 31, 2016 compared to the year ended December 31, 2015
Net income decreased primarily due to a loss on a reinsurance transaction covering the Company's asbestos and environmental exposure, lower net investment income and fee income, an increase in Property & Casualty and Group Benefits incurred losses and higher net realized capital losses, partially offset by higher earned premiums and lower insurance operating costs and other expenses.
Earned premiums increased 2% or $234, before tax, reflecting growth of 2% in Commercial Lines, 1% in Personal Lines and 3% in Group Benefits. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Fee income decreased primarily due to the continued run-off of the Talcott Resolution variable annuity block.
Net investment income decreased primarily due to lower make-whole payments on fixed maturities and prepayment penalties on mortgage loans, as well as lower asset levels and reinvesting at lower interest rates. For further discussion of investment results, see the Net Investment Income (Loss) section within MD&A - Investment Results.
Net realized capital losses increased primarily due to losses associated with the pending sale of the Company's U.K.

property and casualty run-off subsidiaries and an increase in losses from the variable annuity hedge program, partially offset by higher net gains on sales of securities and lower impairment losses. Also contributing to the increase in net realized capital losses was a $96 write-down of an investment in solar energy partnerships that generated tax credits and other tax benefits of $113 in 2016. For further discussion of investment results, see the Net Realized Capital Gains (Losses) section within MD&A - Investment Results, .
Benefits, losses and loss adjustment expenses increased in both Property & Casualty and Group Benefits with the increase in Group Benefits due to the effect of growth in earned premium and higher group life loss severity. The net increase in incurred losses for Property & Casualty was due to:

•
Losses and loss adjustment expenses before catastrophes and prior accident year development in Property & Casualty increased $259, before tax, primarily resulting from higher personal and commercial auto loss costs and the effect of earned premium growth in Small Commercial and Personal Lines, partially offset by lower workers' compensation loss costs.

•
Current accident year catastrophe losses of $416, before tax, in 2016, compared to $332, before tax, in 2015. Catastrophe losses in 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

in Texas and the central and southern plains and, to a lesser extent, winter storms and Hurricane Matthew. Catastrophe losses in 2015 were primarily due to multiple winter storms and wind and hail events across various U.S. geographic regions as well as tornadoes and wildfires. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves.

•	Unfavorable prior accident year reserve development in Property & Casualty of $457, before tax, in 2016, compared to unfavorable reserve development of $250, before tax, in 2015.

▪
Prior accident year reserve development in 2016 was primarily due to a $268 increase in asbestos and environmental reserves and a $160 increase in personal auto liability reserves. An increase in asbestos reserves of $197 primarily related to greater than expected mesothelioma claim filings for a small percentage of defendants in specific, adverse jurisdictions. As a result, aggregate indemnity and defense costs have not declined as expected. Environmental reserves increased $71 in 2016 primarily due to deterioration associated with the tendering of new sites for policy coverage, increased defense costs stemming from individual bodily injury liability suits, and increased clean-up costs associated with waterways. Reserves were increased in Personal Lines auto liability for accident years 2014 and 2015, primarily due to higher than expected emerged auto liability frequency and severity.

▪
Prior accident year reserve development in 2015 was primarily due to an increase in asbestos reserves of $146 and environmental reserves of $52. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

Loss on extinguishment of debt decreased due to the redemption of $296 of aggregate principal amount outstanding of 4.0% senior notes in 2015. There were no early debt extinguishments in 2016.
Loss on reinsurance transaction in 2016 represents paid premium for an asbestos and environmental adverse development cover (“ADC”) reinsurance agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”), to reduce uncertainty about potential adverse development. For more information on this transaction, see MD&A -Critical Accounting Estimates, Annual Reserve Reviews.
Income tax benefit of $92 in 2016 compared to income tax expense of $305 in 2015, primarily due to a decrease in taxable income and the effect of $113 of federal tax credits and other tax benefits associated with investments in solar energy partnerships, partially offset by a decrease in benefits from the dividends received deduction.
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax exempt interest earned on invested assets, the dividends received deduction, changes in the valuation allowance recorded on capital loss carryovers and federal tax credits associated with investments in solar energy partnerships. For further discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Earned premiums increased 2% or $241, before tax, in 2015, compared to 2014, reflecting growth of 4% in Commercial Lines and 2% in Personal Lines.
Fee income decreased $157, before tax, primarily due to the continued run-off of the Talcott Resolution annuity business.
Net investment income decreased to $3,030, before tax, in 2015 from $3,154, before tax, in 2014, primarily due to lower income from limited partnerships and other alternative investments and the continued decline in Talcott Resolution assets under management.
Net realized capital losses of $156, before tax, in 2015, compared to net realized capital gains of $16, before tax, in 2014, largely driven by results of the variable annuity hedge program.
Benefits, losses and loss adjustment expenses included unfavorable prior accident year reserve development in Property & Casualty of $250, before tax, in 2015, compared to unfavorable reserve development of $228, before tax, in 2014. Prior accident year reserve development in 2015 was primarily due to an increase in reserves for asbestos and environmental claims, in part, due to a small percentage of direct accounts having experienced greater than expected claim filings, including mesothelioma claims. Prior accident year reserve development in 2014 was primarily due to an increase in reserves for asbestos and environmental claims, primarily due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation.
Amortization of deferred policy acquisition costs decreased $227, before tax, driven, in part, by a favorable unlock in Talcott Resolution in 2015, compared to an unfavorable unlock in 2014.
Insurance operating costs and other expenses included a pension settlement charge of $128, before tax, in 2014, related to voluntary lump-sum settlements with vested participants in the Company's defined benefit pension plan who had separated from service, but who had not yet commenced annuity benefits.
Loss on extinguishment of debt increased $21, before tax, in 2015 related to the redemption of $296 aggregate principal amount of outstanding 4.0% senior notes. The resulting loss on extinguishment of debt consists of a make-whole premium.
Income tax expense decreased by $45 in 2015 from $350 in 2014, primarily due to a federal income tax benefit of $36, related to the release of reserves due to the resolution of uncertain tax positions and a benefit of $94 from the partial reduction of the deferred tax valuation allowance on the capital loss carryover due to taxable gains on the termination of certain derivatives, partially offset by the effect of higher income from continuing operations, before tax.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income (loss) from discontinued operations decreased $560, net of tax, in 2015 compared to 2014 primarily due to the realized capital loss of $659 on the sale of the Japan variable annuity business in 2014.

INVESTMENT RESULTS

	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$56,003	79.3%	$59,196	81.2%
Fixed maturities, at fair value using the fair value option ("FVO")	293	0.4%	503	0.7%
Equity securities, AFS, at fair value [1]	1,097	1.6%	1,121	1.5%
Mortgage loans	5,697	8.1%	5,624	7.7%
Policy loans, at outstanding balance	1,444	1.9%	1,447	2.0%
Limited partnerships and other alternative investments	2,456	3.5%	2,874	4.0%
Other investments [2]	403	0.6%	310	0.4%
Short-term investments	3,244	4.6%	1,843	2.5%
Total investments	$70,637	100%	$72,918	100%

[1]	Includes equity securities at fair value using the FVO of $282 as of December 31, 2015. The Company did not hold any equity securities, FVO as of December 31, 2016.

[2]	Primarily relates to derivative instruments.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Total investments decreased since December 31, 2015, primarily due to a decrease in fixed maturities, AFS and limited partnerships and other alternative investments, partially offset by an increase in short-term investments.
Fixed maturities, AFS decreased due to the continued run-off of Talcott Resolution and the transfer of investments to assets held for sale related to the U.K. property and casualty run-off subsidiaries, as well as a decline in valuations as a result of a rise in interest rates, which more than offset the effect of tightening credit spreads. For further discussion on the disposition, see Note 2- Business Acquisitions and Dispositions of Notes to Consolidated Financial Statements.
Limited partnerships and other alternative investments decreased primarily due to redemptions in hedge fund investments which were reinvested into other asset classes.
Short-term investments increased primarily due to holding more short-term investments until those investments are reinvested into longer duration asset classes.

Net Investment Income (Loss)

	For the years ended December 31,
	2016		2015		2014
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$2,379	4.2%	$2,409	4.2%	$2,420	4.2%
Equity securities	31	3.4%	25	2.4%	38	4.8%
Mortgage loans	252	4.5%	267	4.7%	265	4.7%
Policy loans	83	5.8%	82	5.7%	80	5.6%
Limited partnerships and other alternative investments	214	8.5%	227	8.0%	294	10.4%
Other [3]	115		138		179
Investment expense	(113)		(118)		(122)
Total net investment income	$2,961	4.3%	$3,030	4.3%	$3,154	4.4%
Total net investment income excluding limited partnerships and other alternative investments	$2,747	4.1%	$2,803	4.1%	$2,860	4.1%

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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015
Total net investment income decreased primarily due to lower make-whole payments on fixed maturities and prepayment penalties on mortgage loans, as well as lower asset levels and reinvesting at lower interest rates.
Annualized net investment income yield excluding limited partnerships and other alternative investments, was 4.1% in 2016, consistent with 2015. Excluding make-whole payments on fixed maturities, income received from previously impaired securities, and prepayment penalties on mortgage loans, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.0% in 2016 and 2015.
New money yield excluding certain U.S. Treasury securities and cash equivalent securities, for the year ended December 31, 2016, was approximately 3.5% which was below the average yield of sales and maturities of 4.0% for the same period. For the year ended December 31, 2016, the new money yield of 3.5% increased slightly from 3.4% in 2015, largely due to an increase in interest rates.

While interest rates have risen recently, we expect the annualized net investment income yield in 2017, excluding limited partnerships and other alternative investments, to be slightly below the portfolio yield earned in 2016. This assumes the Company earns less income in 2017 from make-whole payments on fixed maturities and prepayment penalties on mortgage loans than it did in 2016 and that reinvestment rates continue to be below the average yield of sales and maturities. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Total net investment income decreased primarily due to a decrease in income from limited partnerships and other alternative investments, the impact of reinvesting at lower interest rates and a decrease in invested asset levels, partially offset by make-whole payments on fixed maturities, higher income received from previously impaired securities, and prepayment penalties on mortgage loans.

Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before tax)	2016	2015	2014
Gross gains on sales	$441	$460	$527
Gross losses on sales	(253)	(405)	(250)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [1]	(56)	(102)	(59)
Valuation allowances on mortgage loans [2]	—	(5)	(4)
Results of variable annuity hedge program
GMWB derivatives, net	(38)	(87)	5
Macro hedge program	(163)	(46)	(11)
Total results of variable annuity hedge program	(201)	(133)	(6)
Transactional foreign currency revaluation	(148)	(4)	124
Non-qualifying foreign currency derivatives	140	(3)	(142)
Other, net [3]	(191)	36	(174)
Net realized capital gains (losses)	$(268)	$(156)	$16

[1]	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[2]	See Valuation Allowances on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.

[3]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and embedded derivatives associated with modified coinsurance reinsurance contracts. Also included for the year ended December 31, 2016, is a loss related to the write-down of investments in solar energy partnerships, which generated tax benefits, and a loss related to the sale of the Company's U.K. property and casualty run-off subsidiaries.

Year ended December 31, 2016
Gross gains and losses on sales were primarily a result of duration, liquidity and credit management within corporate, U.S. treasury, tax exempt municipal and equity securities.
Variable annuity hedge program losses included losses on the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, primarily driven by losses of $53 due to liability/model assumption updates, $22 due to the effect of increases in equity markets and losses of $12 resulting from regression updates and other changes, partially offset by gains of $40 resulting from policyholder behavior and $29 related to an outperformance of the underlying actively managed funds compared to their respective indices. The macro hedge program loss was primarily due to a loss of $96 due to an increase in equity markets and a loss of $58 driven by time decay on options.
Other, net loss included losses of $96 related to the write-down of investments in solar energy partnerships that generated solar tax credits and losses of $81 associated with the Company's U.K. property and casualty run-off subsidiaries currently held for sale. For further information related to the investment in solar energy partnerships and resulting solar tax credits, refer to Note

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

16 - Income Taxes of Notes to Consolidated Financial Statements. In addition, there were losses of $28 related to equity derivatives which were hedging against a decline in the equity market in the investment portfolio.
Year ended December 31, 2015
Gross gains and losses on sales were primarily a result of duration, liquidity and credit management, as well as tactical changes to the portfolio as a result of changing market conditions. This included sales to reduce exposure to energy, emerging markets and below investment grade corporate securities as well as sales within corporate, U.S. treasury and equity securities.
Variable annuity hedge program losses included losses on the combined GMWB derivatives, net, primarily driven by losses of $42 due to liability/model assumption updates and losses of $18 resulting from an underperformance of the underlying actively managed funds compared to their respective indices. The macro hedge program loss was primarily due to a loss of $44 driven by time decay on options.
Other, net gain was primarily related to gains of $46 related to modified coinsurance reinsurance contracts, primarily driven by widening credit spreads and an increase in interest rates. These gains were partially offset by losses of $14 on credit derivatives driven by widening credit spreads and losses of $12 on interest rate derivatives due to an increase in interest rates.
Year ended December 31, 2014
Gross gains and losses on sales were primarily a result of duration, liquidity and credit management as well as tactical changes to the portfolio as a result of changing market conditions. The sales were primarily within commercial mortgage-backed securities ("CMBS"), residential mortgage-backed securities ("RMBS"), and municipal securities as well as sales of corporate and foreign government and government agency securities which primarily resulted from a reduction in our exposure to the emerging market and energy sectors.
Variable annuity hedge program losses included losses on the macro hedge program primarily due to a loss of $25 driven by an improvement in domestic equity markets, partially offset by a gain of $17 related to a decrease in interest rates. These losses were partially offset by gains on the combined GMWB derivatives, net, primarily driven by gains of $25 on liability/model assumption updates and gains of $15 due to increased volatility, partially offset by a loss of $26 resulting from policyholder behavior primarily related to increased surrenders.
Other, net loss was primarily related to a loss of $172 on interest rate derivatives used to manage the risk of a rise in interest rates and manage duration, driven by a decline in U.S. interest rates.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates.
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	property and casualty insurance product reserves, net of reinsurance;

•	group benefit long-term disability reserves, net of reinsurance;

•	estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts;

•	living benefits required to be fair valued (in other policyholder funds and benefits payable);

•	evaluation of goodwill for impairment;

•	valuation of investments and derivative instruments including evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on mortgage loans;

•	valuation allowance on deferred tax assets; and

•	contingencies relating to corporate litigation and regulatory matters.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Insurance Product Reserves
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of December 31, 2016

Loss and LAE Reserves, Net of Reinsurance as of December 31, 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance	% Total Reserves-net
Workers’ compensation	$9,189	$—	$—	$9,189	48.2%
General liability	2,113	—	—	2,113	11.1%
Package business [1]	1,399	—	—	1,399	7.3%
Commercial property	195	—	—	195	1.0%
Auto liability	880	1,675	—	2,555	13.4%
Auto physical damage	9	36	—	45	0.2%
Professional liability	589	—	—	589	3.1%
Bond	225	—	—	225	1.2%
Homeowners	—	341	—	341	1.8%
A&E [3]	126	13	1,516	1,655	8.7%
Assumed reinsurance	—	—	129	129	1%
All other [2]	188	4	430	622	3.3%
Total reserves-net	14,913	2,069	2,075	19,057	100.0%
Reinsurance and other recoverables	2,325	25	426	2,776
Total reserves-gross	$17,238	$2,094	$2,501	$21,833

[1]	Commercial Lines policy packages that include property and general liability coverages are generally referred to as the package line of business.

[2]	Property & Casualty Other Operations excludes net reserves to be transferred to the buyer in connection with the pending sale of the Company's U.K. property and casualty run-off subsidiaries.

[3]	Commercial Lines and Personal Lines include a total of $114 of post-1985 asbestos and environmental reserves that had been previously classified within general liability and homeowners.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For descriptions of the coverages provided under the lines of business shown above, see Part I - Item1, Business.
Overview of Reserving for Property and Casualty Insurance Claims
It typically takes many months or years to pay claims incurred under a property and casualty insurance product; accordingly, the Company must establish reserves at the time the loss is incurred. Most of the Company’s policies provide for occurrence-based coverage where the loss is incurred when a claim event happens like an auto accident, house or building fire or injury to an employee under a workers’ compensation policy. Some of the Company's policies, mostly for directors and officers insurance and errors and omissions insurance, are claims-made policies where the loss is incurred in the period the claim event is reported to the Company even if the loss event itself occurred in an earlier period.
Loss and loss adjustment expense reserves provide for the estimated ultimate costs of paying claims under insurance policies written by the Company, less amounts paid to date. These reserves include estimates for both claims that have been reported and those that have not yet been reported, and include estimates of all expenses associated with processing and settling these claims. Incurred but not reported (“IBNR”) reserves represent the difference between the estimated ultimate cost of all claims and the actual loss and loss adjustment expenses reported to the Company by claimants (“reported losses”). Reported losses represent cumulative loss and loss adjustment expenses paid plus case reserves for outstanding reported claims. Company actuaries evaluate the total reserves (IBNR and case reserves) on an accident year basis. An accident year is the calendar year in which a loss is incurred, or, in the case of claims-made policies, the calendar year in which a loss is reported.
Factors that Change Reserve Estimates- Reserve estimates can change over time because of unexpected changes in the external environment. Inflation in medical care, hospital care, auto parts, wages and home and building repair would cause claims to settle for more than they are initially reserved. Changes in the economy can cause an increase or decrease in the number of reported claims (claim frequency). For example, an improving economy could result in more automobile miles driven and a higher number of auto reported claims while a contracting economy can sometimes lead to an increase in workers’ compensation reported claims. An increase in the number or percentage of claims litigated can increase the average settlement amount per claim (claim severity). Changes in the judicial environment can affect interpretations of damages and how policy coverage applies which could increase or decrease claim severity. Over time, judges or juries in certain jurisdictions may be more inclined to determine liability and award damages. New legislation can also change how damages are defined resulting in greater frequency or severity. In addition, new types of injuries may arise from exposures not contemplated when the policies were written. Past examples include pharmaceutical products, silica, lead paint, molestation or abuse and construction defects.
Reserve estimates can also change over time because of changes in internal Company operations. A delay or acceleration in handling claims may signal a need to increase or reduce reserves from what was initially estimated. New lines of business may have loss development patterns that are not well established. Changes in the geographic mix of business, changes in the mix of business by industry and changes in the mix of business by policy limit or deductible can increase the risk that losses will ultimately develop differently than the loss development patterns assumed in our reserving. In addition, changes in the quality of risk selection in underwriting and changes in interpretations of policy language could increase or decrease ultimate losses from what was assumed in establishing the reserves.
In the case of assumed reinsurance, all of the above risks apply. The Company assumes insurance risk from certain pools and associations and, prior to 2004, assumed property and casualty risks from other insurance companies. Changes in the case reserving and reporting patterns of insurance companies ceding to The Hartford can create additional uncertainty in estimating the reserves. Due to the inherent complexity of the assumptions used, final claim settlements may vary significantly from the present estimates of direct and assumed reserves, particularly when those settlements may not occur until well into the future.
Reinsurance Recoverables- Through both facultative and treaty reinsurance agreements, the Company cedes a share of the risks it has underwritten to other insurance companies. The Company records reinsurance recoverables for loss and loss adjustment expenses ceded to its reinsurers representing the anticipated recovery from reinsurers of unpaid claims, including IBNR.
The Company estimates the portion of losses and loss adjustment expenses to be ceded based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how IBNR for losses will ultimately be ceded.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The estimated allowance considers the credit quality of the Company's reinsurers, recent outcomes in arbitration and litigation in disputes between reinsurers and cedants and recent communication activity between reinsurers and cedants that may signal how the Company’s own reinsurance claims may settle. Where its reinsurance contracts permit, the Company secures funding of future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $165 as of December 31, 2016, comprised of $29 related to Commercial Lines and $136 related to Property & Casualty Other Operations.
The Company’s estimate of reinsurance recoverables, net of an allowance for uncollectible reinsurance, is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses for direct and assumed exposures.
Review of Reserve Adequacy- The Hartford regularly reviews the appropriateness of reserve levels at the line of business or more detailed level, taking into consideration the variety of trends that impact the ultimate settlement of claims. For Property & Casualty Other Operations, asbestos and environmental (“A&E”) reserves are reviewed by type of event rather than by line of business.
Reserve adjustments, which may be material, are reflected in the operating results of the period in which the adjustment is

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

determined to be necessary. In the judgment of management, information currently available has been properly considered in establishing the reserves for unpaid losses and loss adjustment expenses and in recording the reinsurance recoverables for ceded unpaid losses.
Reserving Methodology
For a discussion of how A&E reserves are set, see MD&A - P&C Insurance Product Reserves, Reserving for Asbestos and Environmental Claims within Property & Casualty Other Operations. The following is a discussion of the reserving methods used for the Company's property and casualty lines of business other than asbestos and environmental.
How Reserves Are Set- Reserves are set by line of business within the operating segments. A single line of business may be written in more than one segment. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Lines of business for which reported losses emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which reported losses emerge more quickly are referred to as short-tail lines of business. The Company’s shortest-tail lines of business are homeowners, commercial property and auto physical damage. The longest tail lines of business include workers’ compensation, general liability, professional liability and assumed reinsurance. For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods after a given accident year and, accordingly, may not be indicative of ultimate losses.
Use of Actuarial Methods and Judgments- The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. These selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates. Most reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for homeowners, commercial property, auto physical damage, auto liability, package business, workers’ compensation, most general liability and professional liability. Other reserves are reviewed semi-annually (twice per year) or annually. These primarily include reserves for losses incurred in accident years older than twelve years for Personal Lines and older than twenty years for Commercial Lines, as well as reserves for bond, assumed reinsurance, latent exposures, such as construction defects, and unallocated loss adjustment expense. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters and, if necessary, performs a reserve review to determine whether the reserve estimate should change.
An expected loss ratio is used in initially recording the reserves for both short-tail and long-tail lines of business. This expected loss ratio is determined by starting with the average loss ratio of recent prior accident years and adjusting that ratio for the effect of expected changes to earned pricing, loss frequency and severity, mix of business, ceded reinsurance and other factors. For short-tail lines, IBNR for the current accident year is initially recorded as the product of the expected loss ratio for the period, earned premium for the period and the proportion of losses expected to be reported in future calendar periods for the current accident period. For long-tailed lines, IBNR reserves for the current accident year are initially recorded as the product of the expected loss ratio for the period and the earned premium for the period, less reported losses for the period.
As losses emerge or develop in periods subsequent to a given accident year, reserving actuaries use other methods to estimate ultimate unpaid losses in addition to the expected loss ratio method. These primarily include paid and reported loss development methods, frequency / severity techniques and the Bornhuetter-Ferguson method (a combination of the expected loss ratio and paid development or reported development method). Within any one line of business, the methods that are given more influence vary based primarily on the maturity of the accident year, the mix of business and the particular internal and external influences impacting the claims experience or the methods. The output of the reserve reviews are reserve estimates that are referred to herein as the “actuarial indication”.
Reserve Discounting- Most of the Company’s property and casualty insurance product reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies. For further discussion of these discounted liabilities, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
Differences Between GAAP and Statutory Basis Reserves- As of December 31, 2016 and 2015, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were approximately equal to net reserves reported on a statutory basis. Under U.S. GAAP, liabilities for unpaid losses for permanently disabled workers’ compensation claimants are discounted at rates that are no higher than risk-free interest rates in effect at the time the claims are incurred and which can vary from the statutory discount rates set by regulators. In addition, a portion of the U.S. GAAP provision for uncollectible reinsurance is not recognized under statutory accounting. These differences are offset by the reclassification of reserves associated with the pending sale of HFPI to liabilities held for sale under U.S. GAAP that remain in carried reserves under statutory accounting.
Reserving Methods by Line of Business- Apart from A&E which is discussed in the following section on Property & Casualty Other Operations, below is a general discussion of which reserving methods are preferred by line of business. Because the actuarial estimates are generated at a much finer level of detail than line of business (e.g., by distribution channel, coverage, accident period), other methods than those described for the line of business may also be employed for a coverage and accident year within a line of business. Also, as circumstances change, the methods that are given more influence will change.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preferred Reserving Methods by Line of Business

Commercial property, homeowners and auto physical damage
These short-tailed lines are fast-developing and paid and reported development techniques are used as these methods use historical data to develop paid and reported loss development patterns, which are then applied to cumulative paid and reported losses by accident period to estimate ultimate losses. In addition to paid and reported development methods, for the most immature accident months, the Company uses frequency and severity techniques and the initial expected loss ratio. The advantage of frequency / severity techniques is that frequency estimates are generally easier to predict and external information can be used to supplement internal data in estimating average severity.

Personal auto liability
For auto liability, and bodily injury in particular, the Company performs a greater number of techniques than it does for commercial property, homeowners and auto physical damage. In addition to traditional paid and reported development methods, the Company relies on frequency/severity techniques and Berquist-Sherman techniques. Because the paid development technique is affected by changes in claim closure patterns and the reported development method is affected by changes in case reserving practices, the Company uses Berquist-Sherman techniques which adjust these patterns to reflect current settlement rates and case reserving practices. The Company generally uses the reported development method for older accident years and a combination of reported development, frequency/severity and Berquist-Sherman methods for more recent accident years. For older accident periods, reported losses are a good indicator of ultimate losses given the high percentage of ultimate losses reported to date. For more recent periods, the frequency/severity techniques are not affected as much by changes in case reserve practices and changing disposal rates and the Berquist-Sherman techniques specifically adjust for these changes.

Auto liability for commercial lines and short-tailed general liability
For older, more mature accident years, the Company primarily uses reported development techniques. For more recent accident years, the Company typically prefers frequency / severity techniques. These techniques separately analyze losses above and below a capping level (average severity) as larger claims typically behave differently than smaller claims.

Professional liability	Reported and paid loss development patterns for this line tend to be volatile. Therefore, the Company typically relies on frequency and severity techniques.
Long-tailed general liability, bond and large deductible workers’ compensation
For these long-tailed lines of business, the Company generally relies on the expected loss ratio and reported development techniques. The Company generally weights these techniques together, relying more heavily on the expected loss ratio method at early ages of development and more on the reported development method as an accident year matures.

Workers’ compensation
Workers’ compensation is the Company’s single largest reserve line of business and a wide range of methods are used. Methods include paid and reported development techniques, the expected loss ratio and Bornhuetter-Ferguson methods, and an in-depth analysis on the largest states. In recent years, we have seen an acceleration of paid losses relative to historical patterns and have adjusted our expected loss development patterns accordingly. This acceleration has largely been due to two factors. First, in more recent accident years, we have seen a higher concentration of first dollar workers' compensation business and less excess of loss business resulting in fewer longer-tailed, excess workers' compensation claims. Second, over the past couple of years, the Company has seen an increase in lump sum settlements to claimants across multiple accident years. Adjusting for the effect of an acceleration in payments compared to historical patterns, paid loss development techniques are generally preferred for the workers' compensation line, particularly for more mature accident years. For less mature accident years, the Company places greater reliance on the expected loss ratio and reported development methods, open claim approaches, and state-by-state analysis.

Assumed reinsurance and all other	For these lines, the Company tends to rely mostly on reported development techniques. In assumed reinsurance, assumptions are influenced by information gained from claim and underwriting audits.
Allocated loss adjustment expenses (ALAE)
For some lines of business (e.g., professional liability and assumed reinsurance), ALAE and losses are analyzed together. For most lines of business, however, ALAE is analyzed separately, using paid development techniques and a ratio of paid ALAE to paid loss is applied to loss reserves to estimate unpaid ALAE.

Unallocated loss adjustment expenses (ULAE)
ULAE is analyzed separately from loss and ALAE. For most lines of business, incurred ULAE costs to be paid in the future are projected based on an expected claim handling cost per claim year, the anticipated claim closure pattern and the ratio of paid ULAE to paid loss is applied to estimated unpaid losses.

In the final step of the reserve review process, senior reserving actuaries and senior management apply their judgment to determine the appropriate level of reserves considering the actuarial indications and other factors not contemplated in the actuarial indications. Those factors include, but are not limited to, the assessed reliability of key loss trends and assumptions used in the current actuarial indications, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. The Company also considers the magnitude of the difference between the actuarial indication and the recorded reserves.
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any,

to record. In general, adjustments are made more quickly to more mature accident years and less volatile lines of business. Such adjustments of reserves are referred to as “prior accident year development”. Increases in previous estimates of ultimate loss costs are referred to as either an increase in prior accident year reserves or as unfavorable reserve development. Decreases in previous estimates of ultimate loss costs are referred to as either a decrease in prior accident year reserves or as favorable reserve development. Reserve development can influence the comparability of year over year underwriting results.
Total recorded net reserves, excluding asbestos and environmental, were 4.2% higher than the actuarial indication of the reserves as of December 31, 2016.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of changes to reserve estimates recorded in 2016, see the Reserve Development section below.
Current Trends Contributing to Reserve Uncertainty
The Hartford is a multi-line company in the property and casualty insurance business. The Hartford is therefore subject to reserve uncertainty stemming from changes in loss trends and other conditions which could become material at any point in time. As market conditions and loss trends develop, management must assess whether those conditions constitute a long-term trend that should result in a reserving action (i.e., increasing or decreasing the reserve).
Difficult to Estimate Tort Exposures- Within Commercial Lines and Property & Casualty Other Operations, the Company has exposure to bodily injury claims as a result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica, talcum powder, head injuries and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions and other organizations relating to molestation or abuse. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company monitors trends in litigation, the external environment, the similarities to other mass torts and the potential impact on the Company’s reserves.
Standard Commercial Lines- In standard commercial lines, workers’ compensation is the Company’s single biggest line of business and the line of business with the longest pattern of loss emergence. To the extent that patterns in the frequency of settlement payments deviate from historical patterns, loss reserve estimates would be less reliable. Medical costs make up more than 50% of workers’ compensation payments. As such, reserve estimates for workers’ compensation are particularly sensitive to changes in medical inflation, the changing use of medical care procedures and changes in state legislative and regulatory environments. In addition, a deteriorating economic environment can reduce the ability of an injured worker to return to work and lengthen the time a worker receives disability benefits.
Specialty Lines- In specialty lines, many lines of insurance are “long-tail”, including large deductible workers’ compensation insurance; as such, reserve estimates for these lines are more difficult to determine than reserve estimates for shorter-tail lines of insurance. Reserves for large deductible workers’ compensation insurance require estimating losses attributable to the deductible amount that will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company is contractually liable. Uncertainty in estimated claim severity causes reserve variability for commercial auto losses including reserve variability due to changes in internal claim handling and case reserving practices as well as due to changes in the external environment. Another example of reserve variability is with directors’ and officers’ insurance where uncertainty regarding the number and severity of class action suits can result in reserve volatility. Additionally, the Company’s exposure to losses under directors’ and officers’ insurance policies is primarily in excess layers, making estimates of loss more complex.
Personal Lines- In Personal Lines, while claims emerge over relatively shorter periods, estimates can still vary due to a number of factors, including uncertain estimates of frequency and severity trends. Severity trends are affected by changes in internal claim handling and case reserving practices as well as by changes in the external environment. Changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. Severity trends have increased in recent accident years causing additional uncertainty about the reliability of past patterns. In addition, the introduction of new products and class plans has led to a different mix of business by type of insured than the Company experienced in the past. Such changes in mix increase the uncertainty of the reserve projections, since historical data and reporting patterns may not be applicable to the new business.
Impact of Key Assumptions on Reserves
As stated above, the Company’s practice is to estimate reserves using a variety of methods, assumptions and data elements within its reserve estimation process for reserves other than asbestos and environmental. The Company does not consistently use statistical loss distributions or confidence levels around its reserve estimate and, as a result, does not disclose reserve ranges.
Across most lines of business, the most important reserve assumptions are future loss development factors applied to paid or reported losses to date. The trend in loss cost frequency and severity is also a key assumption, particularly in the most recent accident years, where loss development factors are less credible.
The following discussion discloses possible variation from current estimates of loss reserves due to a change in certain key indicators of potential losses. For auto liability lines in both Personal Lines and Commercial Lines, the key indicator is the annual loss cost trend, particularly the severity trend component of loss costs. For workers’ compensation and general liability, loss development patterns are a key indicator, particularly for more mature accident years. For workers’ compensation, paid loss development patterns have been impacted by medical cost inflation and other changes in loss cost trends. For general liability, loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) and a shift in the mixture between smaller, more routine claims and larger, more complex claims.
Each of the impacts described below is estimated individually, without consideration for any correlation among key indicators or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for the Company’s reserves in total. For any one reserving line of business, the estimated variation in reserves due to changes in key indicators is a reasonable estimate of possible variation that may occur in the future, likely over a period of several calendar years. The variation discussed is not meant to be a worst-case scenario, and, therefore, it is possible that future variation may be more than the amounts discussed below.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Possible Change in Key Indicator	Reserves, Net of Reinsurance December 31, 2016	Estimated Range of Variation in Reserves
Personal Auto Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.7 billion	+/- $90
Commercial Auto Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$0.9 billion	+/- $20
Workers' Compensation	2% change in paid loss development patterns	$9.2 billion	+/- $400
General Liability	10% change in reported loss development patterns	$2.1 billion	+/- $200
Reserving for Asbestos and Environmental Claims
How A&E Reserves are Set- The process for establishing reserves for asbestos and environmental claims first involves estimating the required reserves gross of ceded reinsurance and then estimating reinsurance recoverables. In establishing reserves for gross asbestos claims, the Company evaluates its insureds’ estimated liabilities for such claims by examining exposures for individual insureds and assessing how coverage applies. The Company considers a variety of factors, including the jurisdictions where underlying claims have been brought, past, pending and anticipated future claim activity, disease mix, past settlement values of similar claims, dismissal rates, allocated loss adjustment expense, and potential bankruptcy impact.
Similarly, the Company reviews exposures to establish gross environmental reserves. The Company considers several factors in estimating environmental liabilities, including historical values of similar claims, the number of sites involved, the insureds’ alleged activities at each site, the alleged environmental damage, the respective shares of liability of potentially responsible parties, the appropriateness and cost of remediation, the nature of governmental enforcement activities and potential bankruptcy impact.
After evaluating its insureds’ probable liabilities for asbestos and/or environmental claims, the Company evaluates the insurance coverage in place for such claims. The Company considers its insureds’ total available insurance coverage, including the coverage issued by the Company. The Company also considers relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.
The estimated liabilities of insureds and the Company’s exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by the Company’s lawyers and is subject to applicable privileges.
For both asbestos and environmental reserves, the Company also analyzes its historical paid and reported losses and expenses year by year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity. The historical losses and expenses are analyzed on both a direct basis and net of reinsurance.
Once the gross ultimate exposure for indemnity and allocated loss adjustment expense is determined for its insureds by each policy year, the Company calculates its ceded reinsurance projection based on any applicable facultative and treaty reinsurance and the Company’s experience with reinsurance collections. See the section that follows entitled Adverse Development Cover that discusses the impact the reinsurance agreement with NICO may have on future adverse development of asbestos and environmental reserves, if any.
Uncertainties Regarding Adequacy of A&E Reserves- A number of factors affect the variability of estimates for gross asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment, resolution of coverage disputes with our policyholders and the expense to indemnity ratio. Reserve estimates for gross asbestos and environmental reserves are subject to greater variability than reserve estimates for more traditional exposures.
The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. While future developments could cause the Company to change its estimates of its gross asbestos and environmental reserves, the adverse development cover with NICO will likely lessen the effect that these changes would have on the Company's consolidated operating results and liquidity. Consistent with past practice, the Company will continue to monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables, the allowance for uncollectible reinsurance, and environmental liabilities. Where future developments indicate, we will make appropriate adjustments to the reserves at that time. In 2017, the Company will complete the comprehensive annual review of asbestos and environmental reserves during the fourth quarter.
Total P&C Insurance Product Reserves Development
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2016 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves. it is possible that management’s estimate of the ultimate liabilities for these claims may change in the future and that the required adjustment to currently recorded reserves could be material to the Company’s results of operations and liquidity.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,559	$1,845	$3,421	$21,825
Reinsurance and other recoverables	2,293	19	570	2,882
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Add: Maxum acquisition [4]	122	—	—	122
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,766	2,808	—	6,574
Current accident year catastrophes	200	216	—	416
Prior accident year development	28	151	278	457
Total provision for unpaid losses and loss adjustment expenses	3,994	3,175	278	7,447
Less: payments	3,469	2,932	567	6,968
Less: net reserves transferred to liabilities held for sale [3]	—	—	487	487
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Reinsurance and other recoverables	2,325	25	426	2,776
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$17,238	$2,094	$2,501	$21,833
Earned premiums	$6,651	$3,898
Loss and loss expense paid ratio [1]	52.2	75.2
Loss and loss expense incurred ratio	60.1	81.5
Prior accident year development (pts) [2]	0.4	3.9

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[3]	Represents liabilities to be transferred to the buyer in connection with the pending sale of the Company's U.K. property and casualty run-off subsidiaries.

[4]	Represents Maxum reserves, net of reinsurance as of the acquisition date.
2016 Catastrophe Losses
[1] These amounts represent an aggregation of multiple catastrophes.
[2] Includes Commercial Lines of $3.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Prior Accident Year Development Recorded in 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(119)	$—	$—	$(119)
Workers’ compensation discount accretion	28	—	—	28
General liability	65	—	—	65
Package business	65	—	—	65
Commercial property	1	—	—	1
Auto liability	57	160	—	217
Professional liability	(37)	—	—	(37)
Bond	(8)	—	—	(8)
Homeowners	—	(10)	—	(10)
Net asbestos reserves	—	—	197	197
Net environmental reserves	—	—	71	71
Catastrophes	(4)	(3)	—	(7)
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	10	4	10	24
Total prior accident year development	$28	$151	$278	$457

During 2016, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
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
General liability reserves increased for accident years 2012 - 2015 primarily due to higher severity losses incurred on a class of business that insures service and maintenance contractors and increased for accident years 2008 and 2010 primarily due to indemnity losses and legal costs associated with a litigated claim.
Small commercial package business reserves increased due to higher than expected severity on liability claims, principally for accident years 2013 - 2015. Severity for these accident years has developed unfavorably and management has placed more weight on emerged experience.
Auto liability reserves increased due to increases in both commercial lines auto and personal lines auto. Commercial auto liability reserves increased, predominately for the 2015 accident year, primarily due to increased frequency of large claims. Personal auto liability reserves increased, primarily related to increased bodily injury frequency and severity for the 2015 accident year, including for uninsured and under-insured motorist claims, and increased bodily injury severity for the 2014 accident year. Increases in auto liability loss costs were across both the direct and agency distribution channels.
Professional liability reserves decreased for claims made years 2008 - 2013, primarily for large accounts, including on non-securities class action cases. Claim costs have emerged favorably as these years have matured and management has placed more weight on the emerged experience.
Asbestos and environmental reserves were increased during the period as a result of the second quarter 2016 comprehensive annual review.
Uncollectible reinsurance reserves decreased as a result of giving greater weight to favorable collectability experience in recent calendar periods in estimating future collections.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2015

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,465	$1,874	$3,467	$21,806
Reinsurance and other recoverables	2,459	18	564	3,041
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,006	1,856	2,903	18,765
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,712	2,578	25	6,315
Current accident year catastrophes [3]	121	211	—	332
Prior accident year development	53	(21)	218	250
Total provision for unpaid losses and loss adjustment expenses	3,886	2,768	243	6,897
Less: payments	3,626	2,798	295	6,719
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Reinsurance and other recoverables	2,293	19	570	2,882
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,559	$1,845	$3,421	$21,825
Earned premiums	$6,511	$3,873
Loss and loss expense paid ratio [1]	55.7	72.2
Loss and loss expense incurred ratio	59.7	71.5
Prior accident year development (pts) [2]	0.8	(0.5)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:
2015 Catastrophe Losses

[1]	These amounts represent an aggregation of multiple catastrophes.

[2]	Consists primarily of wildfires.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Prior Accident Year Development Recorded in 2015

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(37)	$—	$—	$(37)
Workers’ compensation discount accretion	29	—	—	29
General liability	8	—	—	8
Package business	28	—	—	28
Commercial property	(6)	—	—	(6)
Auto liability	62	(8)	—	54
Professional liability	(36)	—	—	(36)
Bond	(2)	—	—	(2)
Homeowners	—	9	—	9
Net asbestos reserves	—	—	146	146
Net environmental reserves	—	—	55	55
Catastrophes	—	(18)	—	(18)
Other reserve re-estimates, net	7	(4)	17	20
Total prior accident year development	$53	$(21)	$218	$250

During 2015, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Workers' compensation reserves decreased due to an improvement in claim closure rates resulting in a decrease in outstanding claims for permanently disabled claimants. In addition, accident years 2013 and 2014 continue to exhibit favorable frequency and medical severity trends; management has been placing additional weight on this favorable experience as it becomes more credible.
Small Commercial package business reserves increased due to higher than expected severity on liability claims, impacting recent accident years.
Commercial auto liability reserves increased due to increased severity of large claims predominantly for accident years 2010 to 2013.
Professional liability reserves decreased for claims made years 2009 through 2012 primarily for large accounts.

Claim costs have emerged favorably as these years have matured and management has placed more weight on the emerged experience.
Asbestos and environmental reserves were increased during the period as a result of the 2015 comprehensive annual review.
Catastrophe reserves decreased primarily for accident year 2014 as fourth quarter 2014 catastrophes have developed favorably.
Other reserve re-estimates, net, decreased due to decreased contract surety reserves across several accident years and decreased commercial surety reserves for accident years 2012 through 2014 as a result of lower emerged losses. These reserve decreases were offset by an increase in commercial surety reserves related to accident years 2007 and prior, as the number of new claims reported has outpaced expectations.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2014

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
2014 Catastrophe Losses
[1] These amounts represent an aggregation of multiple catastrophes.
[2] Includes tornadoes, earthquakes and flooding.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Prior Accident Year Development Recorded in 2014

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(7)	$—	$—	$(7)
Workers’ compensation discount accretion	30	—	—	30
General liability	(25)	—	—	(25)
Package business	3	—	—	3
Commercial property	2	—	—	2
Auto liability	23	2	—	25
Professional liability	(17)	—	—	(17)
Bond	8	—	—	8
Homeowners	—	(7)	—	(7)
Net asbestos reserves	—	—	212	212
Net environmental reserves	—	—	30	30
Catastrophes	(14)	(31)	—	(45)
Other reserve re-estimates, net	10	(10)	19	19
Total prior accident year development	$13	$(46)	$261	$228
During 2014, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
Workers' compensation reserves decreased for recent accident years due to improved frequency and lower estimated claim handling costs.
General liability reserves decreased due to lower frequency in late emerging claims.
Commercial auto liability reserves increased due to an increased frequency of severe claims spread across several accident years.
Professional liability reserves decreased for accident years 2013, 2012 and 2010 due to lower frequency of reported claims.
Bond reserves emerged favorably for accident years 2008 to 2013, offset by adverse emergence on reserves for accident years 2007 and prior.
Homeowners reserves emerged favorably for accident year 2013, primarily related to favorable development on fire and water related claims.
Asbestos and environmental reserves were increased during the period as a result of the 2014 comprehensive annual review.
Catastrophe reserves decreased primarily for accident year 2013, as fourth quarter 2013 catastrophes have developed favorably.
Property & Casualty Other Operations
Net reserves and reserve activity in Property & Casualty Other Operations are categorized and reported as Asbestos, Environmental, and “All other”. The “All other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for construction defects, lead paint, silica, pharmaceutical products, molestation and other long-tail liabilities. In addition to various insurance and assumed reinsurance exposures, "All other" includes unallocated loss adjustment expense reserves. "All other" also includes the Company’s allowance for uncollectible reinsurance. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, net reserves for the related cause of loss (including asbestos, environmental or all other) are increased for the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

P&C Other Operations
Total Reserves, Net of Reinsurance [1]

[1]
2016 excludes net reserves of $487 to be transferred to the buyer in connection with the pending sale of the Company's U.K. property and casualty run-off subsidiaries. These net reserves are included in liabilities held for sale as of December 31, 2016 of which $246 was for asbestos and environmental.

Asbestos and Environmental Reserves
Reserves for asbestos and environmental are primarily within P&C Other Operations with less significant amounts of asbestos and environmental reserves included within Commercial Lines and Personal Lines reporting segments (collectively "Ongoing Operations"). The following tables include all asbestos and environmental reserves, including reserves in P&C Other Operations and Ongoing Operations.
Asbestos and Environmental Net Reserves

	Asbestos	Environmental
2016
Property and Casualty Other Operations	$1,282	$234
Commercial Lines and Personal Lines	81	58
Ending liability — net	$1,363	$292
2015
Property and Casualty Other Operations	$1,712	$247
Commercial Lines and Personal Lines	91	71
Ending liability — net	$1,803	$318
2014
Property and Casualty Other Operations	$1,710	$241
Commercial Lines and Personal Lines	101	75
Ending liability — net	$1,811	$316

Property & Casualty Reserves
Asbestos and Environmental Summary as of December 31, 2016

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,554	$313	$1,867
Assumed Reinsurance	177	7	184
London Market	293	47	340
Total	2,024	367	2,391
Ceded	(456)	(34)	(490)
Net reserves transferred to liabilities held for sale	(205)	(41)	(246)
Net	$1,363	$292	$1,655
Roll-Forward of Asbestos and Environmental Losses and LAE

	Asbestos	Environmental
2016
Beginning liability — net	$1,803	$318
Losses and loss adjustment expenses incurred	197	71
Losses and loss adjustment expenses paid [1]	(462)	(56)
Reclassification of allowance for uncollectible insurance [3]	30	—
Net reserves transferred to liabilities held for sale [2]	(205)	(41)
Ending liability — net	$1,363	$292
2015
Beginning liability — net	$1,811	$316
Losses and loss adjustment expenses incurred	157	57
Losses and loss adjustment expenses paid	(165)	(55)
Ending liability — net	$1,803	$318
2014
Beginning liability — net	$1,825	$354
Losses and loss adjustment expenses incurred	215	30
Losses and loss adjustment expenses paid	(229)	(68)
Ending liability — net	$1,811	$316

[1]	Included $289 related to the settlement in 2016 of PPG Industries ("PPG") asbestos liabilities, net of reinsurance billed to third-party reinsurers.

[2]
Liabilities to be transferred to the buyer in connection with the pending sale of the Company's U.K. property and casualty run-off subsidiaries are classified as held for sale in the Company's Consolidated Balance Sheets.

[3]	Related to the reclassification of an allowance for uncollectible reinsurance from the "All Other" category of P&C Other Operations reserves.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Survival Ratio
Net survival ratio is the quotient of the net carried reserves divided by average annual payments net of reinsurance and is an indication of the number of years that net carried reserves would last (i.e. survive) if future annual net payments were consistent with the calculated historical average.
The net survival ratios shown below are calculated for the one and three year periods ended December 31, 2016 and are calculated excluding the effect of net carried reserves for asbestos and environmental related to the pending sale of the Company's U.K. Property & Casualty runoff subsidiaries as those carried reserves are included in liabilities held for sale in the consolidated balance sheet as of December 31, 2016. See section that follows entitled Adverse Development Cover which could materially affect the survival ratio of net reserves given that adverse development of asbestos and environmental reserves, if any, subsequent to December 31, 2016 will be ceded to NICO up to the reinsurance limit.  For asbestos, the table also presents the net survival ratios excluding the effect of the PPG settlement in 2016. See section that follows entitled Major Categories of Asbestos Accounts for discussion of the PPG settlement.
Net Survival Ratios

	Asbestos	Environmental
One year net survival ratio	3.0	5.4
Three year net survival ratio	5.0	5.5
One year net survival ratio - excluding PPG settlement	8.3	5.4
Three year net survival ratio - excluding PPG settlement	7.6	5.5
The Company classifies its asbestos and environmental reserves into three categories: Direct, Assumed Reinsurance and London Market.

•	Direct Insurance- includes primary and excess coverage. Of the three categories of claims, direct policies tend to have the greatest factual development from which to estimate the Company’s exposures.

•
Assumed Reinsurance- includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). Assumed Reinsurance exposures are less predictable than direct insurance exposures because the Company does not generally receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information at the reinsurer level and adds to the uncertainty of estimating related reserves.

•
London Market- includes the business written by one or more of the Company’s subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance. London Market exposures are the most uncertain of the three categories of claims. As a participant in the London Market (comprised of both Lloyd’s of London and London Market companies), certain subsidiaries of the Company wrote business on a subscription basis, with those subsidiaries’ involvement being limited to a relatively small percentage of a total contract placement. Claims are reported, via a broker, to the “lead” underwriter and, once agreed to, are presented to the following markets for concurrence. This reporting and claim agreement process makes estimating liabilities for this business the most uncertain of the three categories of claims.
Asbestos and Environmental
Paid and Incurred Losses and LAE Development

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2016
Gross
Direct	$464	$257	$52	$77
Assumed Reinsurance	55	—	4	—
London Market	16	—	5	—
Total	535	257	61	77
Ceded	(73)	(60)	(5)	(6)
Net	$462	$197	$56	$71
2015
Gross
Direct	$156	$190	$47	$68
Assumed Reinsurance	57	(1)	5	(4)
London Market	17	62	16	18
Total	230	251	68	82
Ceded	(65)	(94)	(13)	(25)
Net	$165	$157	$55	$57
2014
Gross
Direct	$214	$206	$65	$23
Assumed Reinsurance	72	70	12	—
London Market	17	28	6	7
Total	303	304	83	30
Ceded	(74)	(89)	(15)	—
Net	$229	$215	$68	$30
Annual Reserve Reviews
Review of Asbestos Reserves
Beginning in 2017, the Company expects to perform its regular comprehensive annual review of asbestos reserves in the fourth quarter. As part of this evaluation in the second quarter of 2016, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts.
During the 2016 second quarter review, a substantial majority of the Company’s direct accounts trended as expected, and the

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company observed no material changes in the underlying legal environment. However, mesothelioma claims filings have not declined as expected for a small subset of peripheral defendants with a high concentration of asbestos filings in specific, adverse jurisdictions. As a result, aggregate indemnity and defense costs did not decline as expected. While the mesothelioma and adverse jurisdiction claim trends observed in the 2016 comprehensive annual review were similar to the 2015 comprehensive annual review, most of the defendants that had reserve increases in the 2016 review did not have a material impact in the 2015 review. Based on this evaluation, the Company increased its net asbestos reserves for prior year development by $197 in second quarter 2016.
During the 2015 comprehensive annual review, the Company found a substantial majority of direct accounts trended as expected, and the Company saw no material changes in the underlying legal environment during the past year. However, a small percentage of the Company’s direct accounts experienced greater than expected claim filings, including mesothelioma claims. This was driven by a subset of peripheral defendants with a high concentration of filings in specific, adverse jurisdictions. As a result, the aggregate indemnity and defense costs did not decline as expected. To a lesser degree, the Company also saw unfavorable development on certain assumed reinsurance accounts, driven by various account-specific factors, including filing activity experienced by the direct accounts. Based on this evaluation, the Company increased its net asbestos reserves for prior year development by $146 in second quarter 2015.
During the 2014 comprehensive annual review, the Company found estimates for certain direct accounts increased, principally due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven by a variety of account-specific factors, including those experienced by the direct policyholders. Based on this evaluation, the Company increased its net asbestos reserves for prior year development by $212 in second quarter 2014.
Review of Environmental Reserves
Beginning in 2017, the Company expects to perform its regular comprehensive annual review of environmental reserves in the fourth quarter. As part of its evaluation in the second quarter of 2016, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. During 2016, a substantial majority of the Company's direct environmental accounts trended as expected. However, a small percentage of the Company's direct accounts exhibited deterioration associated with the tendering of new sites for coverage, increased defense costs stemming from individual bodily injury liability suits, and increased clean-up costs associated with waterways. During 2015, a substantial majority of the Company's environmental exposures trended as expected, however the Company found loss and expense estimates for certain individual account exposures increased based upon an increase in clean-up costs, including at a handful of Superfund sites. In addition, new claim severity deteriorated, although frequency continued to decline as expected. During 2014, the Company found estimates for certain individual account exposures increased based upon unfavorable litigation results and increased clean-up and expense costs. The net effect of these account-specific changes as well as quarterly actuarial evaluations of new account emergence and historical loss and expense paid experience resulted in increases of $71, $57 and $30 in net environmental reserves for prior years development in 2016, 2015 and 2014, respectively.
Major Categories of Asbestos Accounts
As noted above, the Company divides its gross asbestos and environmental exposures into Direct, Assumed Reinsurance and London Market.
Direct asbestos exposures include Major Asbestos Defendants, Non-Major Accounts, and Unallocated Direct Accounts.

•
Major Asbestos Defendants- represent the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts. Major Asbestos Defendants have the fewest number of asbestos accounts and include reserves related to PPG Industries, Inc. (“PPG”). In May 2016, the Company pre-paid its funding obligation in the amount of $315 as permitted under the settlement agreement, arising from participation in a 2002 settlement of asbestos liabilities of PPG. The Company's funding obligation approximated the amount reserved for this exposure. Major Asbestos Defendants gross asbestos reserves account for approximately 3% of the Company's total Direct gross asbestos reserves as of June 30, 2016. Major Asbestos Defendants gross asbestos reserves accounted for approximately 25% of the Company's total Direct gross asbestos reserves as of June 30, 2015 when reserves for this category included the reserves for PPG.

•
Non-Major Accounts- are all other open direct asbestos accounts and largely represent smaller and more peripheral defendants. These exposures represented 1,088 accounts and contain approximately 58% of The Company's Direct gross asbestos reserves as of June 30, 2016. These accounts had represented 1,132 exposures and approximately 46% of the Company's total Direct gross asbestos reserves as of June 30, 2015.

•
Unallocated Direct Accounts- includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.

Adverse Development Cover
Effective December 31, 2016, the Company entered into an asbestos and environmental adverse development cover (“ADC”) reinsurance agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”), to reduce uncertainty about potential adverse development.  Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net asbestos and environmental (“A&E”) reserves as of December 31, 2016 of approximately $1.7 billion.  The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.  The ADC covers

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

substantially all the Company’s A&E reserve development up to the reinsurance limit.  The ADC excludes risk of adverse development on net asbestos and environmental reserves held by the Company’s U.K. Property and Casualty run-off subsidiaries which have been accounted for as liabilities held for sale in the consolidated balance sheets as of December 31, 2016.
The ADC has been accounted for as retroactive reinsurance and the Company reported the $650 cost as a loss on reinsurance transaction in 2016 in the consolidated statement of operations.  Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016, if any, will result in an offsetting reinsurance recoverable up to the $1.5 billion limit.  Cumulative ceded losses up to the $650 reinsurance premium paid would be recognized as a dollar-for-dollar offset to direct losses incurred.  Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain.  The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings.
Review of "All Other" Reserves in Property & Casualty Other Operations
In the fourth quarters of 2016, 2015 and 2014, the Company completed evaluations of certain of its non-asbestos and non-environmental reserves in Property & Casualty Other Operations, including its assumed reinsurance liabilities. In 2016, the Company reclassified a $30 allowance for uncollectible reinsurance to net asbestos reserves. In 2015 and 2014, the Company's prior year development was driven by unfavorable frequency of international workers' compensation claims, which resulted in overall adverse development of $29 and $19, respectively.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarters of 2016, 2015 and 2014, the Company completed its annual evaluations of the collectability of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in Property & Casualty Other Operations. In conducting these evaluations, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The

Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and recent developments in commutation activity between reinsurers and cedants. The evaluations in the second quarters of 2016, 2015, and 2014 resulted in no material adjustments to the Property & Casualty Other Operations' overall ceded reinsurance reserves, including the allowance for uncollectible reinsurance. As of December 31, 2016 , 2015, and 2014 the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $136 (excluding the allowance on U.K. ceded recoverable held for sale),$220, and $225, respectively. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required. Beginning in 2017, the Company expects to perform its regular annual comprehensive review of Property & Casualty Other Operations reinsurance recoverables in the fourth quarter.
Impact of Re-estimates on Property and Casualty Insurance Product Reserves
Estimating property and casualty insurance product reserves uses a variety of methods, assumptions and data elements. Ultimate losses may vary materially from the current estimates. Many factors can contribute to these variations and the need to change the previous estimate of required reserve levels. Prior accident year reserve development is generally due to the emergence of additional facts that were not known or anticipated at the time of the prior reserve estimate and/or due to changes in interpretations of information and trends.
The table below shows the range of annual reserve re-estimates experienced by The Hartford over the past ten years. The amount of prior accident year development (as shown in the reserve roll-forward) for a given calendar year is expressed as a percent of the beginning calendar year reserves, net of reinsurance. The ranges presented are significantly influenced by the facts and circumstances of each particular year and by the fact that only the last ten years are included in the range. Accordingly, these percentages are not intended to be a prediction of the range of possible future variability. For further discussion of the potential for variability in recorded loss reserves, see Preferred Reserving Methods by Line of Business - Impact of Changes in Key Assumptions on Reserve Volatility section.

Range of Prior Accident Year Unfavorable (Favorable) Development for the Ten Years Ended December 31, 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2016	(3.1)% - 1.0%	(6.9)% - 8.3%	1.9% - 9.8%	(1.2)% - 2.4%

[1]	Excluding the reserve increases for asbestos and environmental reserves, over the past ten years reserve re-estimates for total property and casualty insurance ranged from (2.5)% to 1.0%.
The potential variability of the Company’s property and casualty insurance product reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

variability for each of the segments are discussed under Critical Accounting Estimates for Property & Casualty Insurance Product Reserves and Asbestos and Environmental Reserves. See the section entitled Property & Casualty Other Operations, Annual Reserve Reviews about the impact that the ADC retroactive reinsurance agreement with NICO may have on net reserve changes of asbestos and environmental reserves going forward.
The following table summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2016. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2016 for the indicated accident year in each row.

Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total
By Accident Year
2006 & Prior	$48	$(177)	$(34)	$(2)	$237	$(3)	$76	$348	$275	$279	$1,047
2007		(49)	(113)	(156)	(71)	(15)	(67)	10	9	17	(435)
2008			(39)	1	(31)	(1)	(37)	(13)	43	(5)	(82)
2009				(39)	(13)	(24)	(8)	7	7	10	(60)
2010					245	3	61	(22)	16	15	318
2011						36	148	(4)	12	(6)	186
2012							19	—	(55)	(35)	(71)
2013								(98)	(43)	(29)	(170)
2014									(14)	20	6
2015										191	191
Increase (decrease) in net reserves	$48	$(226)	$(186)	$(196)	$367	$(4)	$192	$228	$250	$457	$930
Accident years 2006 and Prior
The net reserve re-estimates for accident years 2006 and prior are driven mostly by increased reserves for asbestos and environmental reserves, and also for increased estimates on assumed casualty reinsurance, workers’ compensation and general liability claims.
Accident years 2007 through 2009
Estimates of ultimate losses have emerged favorably for accident years 2007 through 2009 with much of the favorable re-estimates for 2007 accident year on workers’ compensation claims, driven, in part, by state regulatory reforms in California and Florida, underwriting actions, and expense reduction initiatives that had a greater impact in controlling costs than originally estimated. Also contributing to the favorable development were reserve decreases on short-tail lines of business, where results emerge quickly.
In addition, reserves for professional liability claims for the 2007 accident year were reduced due to a lower estimate of claim severity on both directors’ and officers’ insurance claims and errors and omissions insurance claims. Reserves for Personal Lines auto liability claims were decreased largely due to an improvement in emerged claim severity for the 2007accident year.
Unfavorable reserve re-estimates for accident year 2008 are related to elevated workers' compensation loss emergence and an increase in general liability reserves.
Accident years 2010 and 2011
Unfavorable reserve re-estimates on accident year 2010 and 2011 were primarily related to workers' compensation and commercial auto liability. Workers' compensation loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends. Unfavorable commercial auto liability reserve re-estimates were driven by higher frequency of large loss bodily injury claims.
Accident years 2012 and 2013
Reserves were decreased for accident year 2012 due to favorable frequency and medical severity trends for workers'
compensation, favorable professional liability claim emergence, and lower frequency of late emerging general liability claims, partially offset by increased reserves in commercial auto liability due to increased severity of large claims.
Reserves were decreased for accident year 2013 due to lower estimated medical severity and claim handling costs for workers' compensation, lower frequency of reported claims for professional liability and favorable emergence of losses for property lines of business, including for catastrophes. Favorable development for accident year 2013 was partially offset by unfavorable reserve re-estimates in commercial auto liability driven by increased severity of large claims.
Accident years 2014 and 2015
Reserves were decreased for the 2014 accident year largely due to favorable frequency and medical severity trends for workers' compensation and favorable development of fourth quarter catastrophes, partially offset by increased severity of liability claims on package business and unfavorable frequency and severity trends for personal and commercial auto liability.
Reserves were increased for the 2015 accident year largely due to unfavorable frequency and severity trends for personal and commercial auto liability and to a lesser extent increased severity of liability claims on package business, partially offset by

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

favorable frequency and medical severity trends for workers' compensation.
Group Benefit Long-term Disability ("LTD") Reserves, Net of Reinsurance
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both outstanding reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. These reserve estimates can change over time based on facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, claim payment patterns, loss control programs and mix of business. In addition, the reserve estimates are influenced by various external factors including court decisions and economic conditions. The effects of inflation are implicitly considered in the reserving process. Long-tail claim liabilities are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The majority of Group Benefits’ reserves are for LTD claimants who are known to be disabled and are currently receiving benefits. The Company held $4,687 and $4,765 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of December 31, 2016 and 2015, respectively.
Reserving Methodology
How Reserves are Set - A Disabled Life Reserve (DLR) is calculated for each LTD claim. The DLR for each claim is the expected present value of all future benefit payments starting with the known monthly gross benefit which is reduced for estimates of the expected claim recovery due to return to work or claimant death, offsets from other income including offsets from Social Security benefits, and discounting where the discount rate is tied to expected investment yield at the time the claim is incurred. Estimated future benefit payments represent the monthly income benefit that is paid until recovery, death or expiration of benefits. Claim recoveries are estimated based on claim characteristics such as age and diagnosis and represent an estimate of benefits that will terminate, generally as a result of the claimant returning to work or being deemed able to return to work. For claims recently closed due to recovery, a portion of the DLR is retained for the possibility that the claim reopens upon further evidence of disability.  In addition, a reserve for estimated unpaid claim expenses is included in the DLR.
The DLR also includes a liability for potential payments to pending claimants who have not yet been approved for LTD either because they have not yet satisfied the waiting (or elimination) period or because the approval or denial decision has not yet been made. In these cases, the present value of future benefits is reduced for the likelihood of recovery before benefit onset or claim denial based on Company experience. For claims recently closed due to denial, a portion of the DLR is retained for the possibility that the claim is later approved upon further evidence of disability.
Estimates for incurred but not reported (IBNR) claims are made by applying completion factors to the dollar amount of claims reported. Completion factors are derived from standard actuarial techniques using triangles that display historical claim count emergence by incurral year. These estimates are reviewed for reasonableness and are adjusted for current trends and other factors expected to cause a change in claim emergence. The reserves include an estimate of unpaid claim expenses, including a provision for the cost of initial set-up of the claim once reported.
For all products, including LTD, there is a period generally ranging from two to twelve months, depending on the product, where emerged claims for an incurral year are not yet credible enough to be a basis for estimating reserves.  In these cases, the ultimate loss is estimated using earned premium multiplied by an expected loss ratio based on pricing assumptions of claim incidence, claim severity, and earned pricing.
Current Trends Contributing to Reserve Uncertainty
In group insurance, Long-Term Disability (LTD) has the longest pattern of loss emergence and the highest reserve amount. One significant risk to the reserve would be a slowdown in recoveries. In particular, the economic environment can affect the ability of an injured worker to return-to-work and the length of time a worker receives disability benefits. Another significant risk is a change in benefit offsets. Often the Company pays a reduced benefit due to offsets from other income sources such as pensions or Social Security Disability Insurance (SSDI). Possible changes to the frequency, timing, or amount of offsets, such as a change in SSDI approval standards or benefit offerings, create a risk that the amount to settle open claims will exceed initial estimates. Since the monthly income benefit for a claimant is established based on the individual’s salary at the time of disability and the level of coverages and benefits provided, inflation is not considered a significant risk to the reserve estimate. Few of the Company’s LTD policies provide for cost of living adjustments to the monthly income benefit.
Impact of Key Assumptions on Reserves
The key assumptions affecting our group life and accident & health reserves include:
Discount Rate - The discount rate is the interest rate at which expected future claim cash flows are discounted to determine the present value. A higher selected discount rate results in a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to cover the discount accretion on our claim reserves which would negatively affect our profit. For each incurral year, the discount rates are estimated based on investment yields expected to be earned net of investment expenses. The incurral year is the year in which the claim is incurred and the estimated settlement pattern is determined. Once established, discount rates for each incurral year are unchanged. The weighted average discount rate on LTD reserves was 4.3% and 4.4% in 2016 and 2015, respectively. Had the discount rate for each incurral year been 10 basis points lower at the time they were established, our Group Benefits unpaid loss and loss adjustment expense reserves would be higher by $22, pretax, as of December 31, 2016.
Claim Termination Rates (inclusive of mortality, recoveries, and expiration of benefits) - Claim termination rates are an estimate of the rate at which claimants will cease receiving benefits during a

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

given calendar year. Terminations result from a number of factors, including death, recoveries and expiration of benefits. The probability that benefits will terminate in each future month for each claim is estimated using a predictive model that uses past Company experience, contract provisions, job characteristics and other claimant-specific characteristics such as diagnosis, time since disability began, and age. Actual claim termination experience will vary from period to period. Over the past 10 years, claim termination rates for a single incurral year have generally increased and have ranged from 4% below to 8% above current assumptions over that time period.  For a single recent incurral year (such as 2016), a one percent decrease in our assumption for LTD claim termination rates would increase our reserves by $4. For all incurral years combined, as of December 31, 2016, a one percent decrease in our assumption for our LTD claim termination rates would increase our Group Benefits unpaid losses and loss adjustment expense reserves by $17.
Estimated Gross Profits
Estimated gross profits (“EGPs”) are used in the valuation and amortization of assets, including DAC and SIA. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life type contracts.
Talcott Resolution Significant EGP-based Balances

	As of December 31,
	2016	2015
DAC [1]	$1,066	$1,180
SIA	$53	$56
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$354	$340

[1]	For additional information on DAC, see Note 9 - Deferred Policy Acquisition Costs of Notes to Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 12 - Reserve for Future Policy Benefits and Separate Account Liabilities of Notes to Consolidated Financial Statements.

Talcott Resolution Benefit (Charge) to Income, Net of Tax, as a Result of Unlock

	For the years ended December 31,
	2016	2015	2014
DAC	$(21)	$69	$(136)
SIA	5	(17)	(35)
Unearned Revenue Reserve ("URR")	—	—	42
Death and Other Insurance Benefit Reserves	14	28	34
Total (before tax)	(2)	80	(95)
Income tax effect	(1)	28	(33)
Total (after-tax)	$(1)	$52	$(62)
The Unlock charge, after-tax, for the year ended December 31, 2016 was primarily due to the reduction of the fixed annuity DAC balance to zero, updates to the macro hedging program cost to reflect 2016 activity, and the effect of assumption updates for variable annuities, including to mortality, largely offset by separate account returns being above our aggregated estimated returns during the period, largely due to an increase in equity markets, as well as the effect of reducing the assumption about expected futures lapses of variable annuities.
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
Use of Estimated Gross Profits in Amortization and Reserving
For most annuity contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that time frame are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs. Changes in these assumptions and changes to other policyholder behavior assumptions such as resets, partial surrenders, reaction to price increases, and asset allocations cause EGPs to fluctuate, which impacts earnings.
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
Annual Unlock of Assumptions
In the fourth quarter of 2016, the Company completed a comprehensive policyholder behavior assumption study which resulted in a non-market related after-tax charge of $20 and incorporated the results of that study into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and will revise its policyholder assumptions if credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

account values and the related EGPs in the DAC and SIA amortization models, as well as the death and other insurance benefit reserving model.
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
Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long-term weighted average rate of return is 8.3%. The annual return assumed over the next five years of approximately 1.5% was calculated based on the return needed over that period to produce an 8.3% return since March of 2009, the date the Company adopted the RTM estimation technique to project future separate account returns. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 50% of its block of variable annuities to run-off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 41% as of December 31, 2016. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Living Benefits Required to be Fair Valued
Fair values for GMWBs, classified as embedded derivatives and included in other policyholder funds and benefits payable, are calculated using the income approach based upon internally developed models, because active, observable markets do not exist for those items. The fair value of these GMWBs and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as calibrated to market information, results in an amount that the Company would be required to transfer to or receive from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income.
A multidisciplinary group of finance, actuarial and risk management professionals reviews and approves changes to the Company's valuation model as well as associated controls.
For further discussion on the impact of fair value changes from living benefits see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements, and for a discussion on the sensitivities of certain living benefits due to capital market factors see Part II, Item 7, MD&A — Variable Product Guarantee Risks and Risk Management.
Evaluation of Goodwill for Impairment
Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess, not to exceed the goodwill carrying value.
The estimated fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections, assets under management for Mutual Funds, and the weighted average cost of capital used for purposes of discounting. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease, increasing the possibility of impairment.
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated include Small Commercial

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

within the Commercial Lines segment, Group Benefits, Personal Lines and Mutual Funds.
The carrying value of goodwill is $567 as of December 31, 2016 and is comprised of $38 for Small Commercial, $272 for Mutual Funds, $138 for Group Benefits and $119 for Personal Lines.
The annual goodwill assessment for the Small Commercial, Mutual Funds, Group Benefits and Personal Lines reporting units was completed as of October 31, 2016, and resulted in no write-downs of goodwill for the year ended December 31, 2016. All reporting units passed the first step of the annual impairment test with a significant margin. For information regarding the 2015 and 2014 impairment tests see Note 10 -Goodwill of Notes to Consolidated Financial Statements.
Valuation of Investments and Derivative Instruments
Fixed Maturities, Equity Securities, Short-term Investments and Free-standing Derivatives
The Company generally determines fair values using valuation techniques that use prices, rates, and other relevant information evident from market transactions involving identical or similar instruments. Valuation techniques also include, where appropriate, estimates of future cash flows that are converted into a single discounted amount using current market expectations. The Company uses a "waterfall" approach comprised of the following pricing sources which are listed in priority order: quoted prices, prices from third-party pricing services, internal matrix pricing, and independent broker quotes. The fair value of free-standing derivative instruments are determined primarily using a discounted cash flow model or option model technique and incorporate counterparty credit risk. In some cases, quoted market prices for exchange-traded transactions and transactions cleared through central clearing houses ("OTC-cleared") may be used and in other cases independent broker quotes may be used. For further discussion, see the Fixed Maturities, Equity Securities, Short-term Investments and Free-standing Derivatives section in Note 5 of Notes to Consolidated Financial Statements. For further discussion on the GMWB customized derivative valuation methodology, see the GMWB Embedded, Customized and Reinsurance Derivatives section in Note 5 of Notes to Consolidated Financial Statements.
Limited Partnerships and Other Alternative Investments
The portion of limited partnerships and other alternative investments recorded at fair value represents hedge funds for which investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. During 2016, the Company liquidated this wholly-owned hedge fund of funds. Fair value was determined for these funds using the fund’s NAV, as a practical expedient. For further discussion of fair value measurement, see Note 5 of Notes to Consolidated Financial Statements. The remaining limited partnerships and other alternative investments are accounted for under the equity method of accounting. For further discussion of the accounting policy, see the Investments - Overview section of Note 1 of Notes to the Consolidated Financial Statements.
Evaluation of OTTI on Available-for-sale Securities and Valuation Allowances on Mortgage Loans
Each quarter, a committee of investment and accounting professionals evaluates investments to determine if an other-than-temporary impairment (“impairment”) is present for AFS securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. For a discussion of impairments recorded, see the Other-than-temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2016, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of December 31, 2016, the Company had no valuation allowance. As of December 31, 2015, the Company had a deferred tax asset valuation allowance $79 relating primarily to U.S. capital loss carryovers. The reduction in the valuation allowance in 2016 stems primarily from taxable gains on the termination of derivatives during the period. The Company had no capital loss carryovers as of December 31, 2016.
In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	2016	2015	2014
Written premiums	$6,732	$6,625	$6,381
Change in unearned premium reserve	81	114	92
Earned premiums	6,651	6,511	6,289
Losses and loss adjustment expenses
Current accident year before catastrophes	3,766	3,712	3,733
Current accident year catastrophes [1]	200	121	109
Prior accident year development [1]	28	53	13
Total losses and loss adjustment expenses	3,994	3,886	3,855
Amortization of deferred policy acquisition costs	973	951	919
Underwriting expenses	1,191	1,178	1,086
Dividends to policyholders	15	17	15
Underwriting gain	478	479	414
Net servicing income [2]	22	20	23
Net investment income [3]	917	910	958
Net realized capital gains (losses) [3]	13	(6)	(30)
Other income (expenses)	(1)	2	(3)
Income from continuing operations before income taxes	1,429	1,405	1,362
Income tax expense [4]	422	409	385
Income from continuing operations, net of tax	1,007	996	977
Income from discontinued operations, net of tax	—	7	6
Net income	$1,007	$1,003	$983

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Total Property and Casualty Insurance Product Reserves Development.

[2]	Includes servicing revenues of $86, $87, and $113 for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 respectively.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[4]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Premium Measures [1]

	2016	2015	2014
New business premium	$1,140	$1,121	$1,088
Standard commercial lines policy count retention	84%	84%	84%
Standard commercial lines renewal written pricing increase	2%	2%	5%
Standard commercial lines renewal earned pricing increase	2%	4%	7%
Standard commercial lines policies in-force as of end of period (in thousands)	1,346	1,325	1,277

[1]	Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude middle market programs and livestock lines of business.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	2016	2015	2014
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.6	57.0	59.4
Current accident year catastrophes	3.0	1.9	1.7
Prior accident year development	0.4	0.8	0.2
Total loss and loss adjustment expense ratio	60.1	59.7	61.3
Expense ratio	32.5	32.7	31.9
Policyholder dividend ratio	0.2	0.3	0.2
Combined ratio	92.8	92.6	93.4
Current accident year catastrophes and prior year development	3.4	2.7	1.9
Underlying combined ratio	89.4	90.0	91.5
2017 Outlook
Based on an expectation that the economy will continue to grow slowly in 2017, the Company expects low single-digit written premiums growth in Commercial Lines in 2017, almost entirely driven by Small Commercial.  Written premiums for Middle Market and Specialty Commercial are expected to remain relatively flat compared to 2016 as growth in new business is expected to be offset by a decline in renewal premium.  In Small Commercial, the Company expects written premium growth through expanded product offerings, enhanced automation and deeper relationships with distribution partners as well as by taking advantage of new opportunities for growth from the acquisition of Maxum.
Pricing varies significantly by product line with moderate rate decreases possible in property, general liability and workers’ compensation with further rate increases expected in commercial auto.  Market conditions could be influenced by interest rates.  If interest rates rise significantly, it could put downward pressure on the premium rates we and other insurers charge for our insurance coverages, particularly for longer-tailed commercial lines products.
The Company expects the Commercial Lines combined ratio will be between approximately 92.5 and 94.5 for 2017, compared to 92.8 in 2016, as increases in average claim severity are expected to outpace the effect of overall modest earned pricing increases and a modest reduction in loss cost frequency. Current accident year catastrophes are assumed to be 2.3 points of the combined ratio in 2017 compared to 3.0 points in 2016.
Net Income

Year ended December 31, 2016 compared to the year ended December 31, 2015
Net income increased in 2016 primarily due to a shift to net realized capital gains in the current year from net realized capital losses in the prior year and higher net investment income.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Net income increased in 2015 primarily due to a higher underwriting gain and lower realized capital losses, partially offset by lower net investment income.
Underwriting Gain
Year ended December 31, 2016 compared to the year ended December 31, 2015
Underwriting gain decreased slightly driven by higher losses and loss adjustment expenses and higher underwriting expenses, partially offset by earned premium growth.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Underwriting gain increased driven by a lower current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by higher underwriting expenses and unfavorable prior accident year development. Underwriting expenses in 2014 included a reduction of $49, before tax, in the

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company's estimated liability for NY State Workers' Compensation Board assessments.
Earned Premiums
[1] Other of $42, $34, and $34 for 2016, 2015, and 2014, respectively, is included in the total.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Earned premiums increased in 2016 reflecting written premium growth over the preceding twelve months.
Written premiums increased in 2016 due to growth in Small Commercial. Renewal written pricing increases and policy retention for standard commercial lines were both unchanged in 2016 compared to 2015.

•
Small Commercial increased primarily due to workers’ compensation driven by higher new business, renewal and audit premium, and Spectrum package business driven by higher renewal premium, as well as the acquisition of Maxum.

•
The decrease in Middle Market was driven primarily by lower new business, renewal and endorsement premium in workers’ compensation, and lower new business and renewal premium in general liability and specialty programs, partially offset by higher new business and renewal premium in construction.

•	Specialty Commercial decreased primarily as a result of lower retrospective premium on loss sensitive business in national accounts.

•	Renewal written pricing increases averaged 2% in standard commercial, which included 3% for Small Commercial and 1% for Middle Market.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Earned premiums increased in 2015 reflecting written premium growth over the preceding twelve months.
Written premiums increased in 2015 in Small Commercial, Middle Market and Specialty Commercial lines.

•	Small Commercial increased primarily in workers’ compensation driven by higher new, renewal and audit premium, as well as in Spectrum package business driven by higher new and renewal premium.

•	The increase in Middle Market was driven primarily by higher new, renewal and audit premium in construction as well as higher new and renewal premium in marine.

•	Specialty Commercial increased primarily as a result of higher retrospective premium on loss sensitive business in national accounts.
Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Year ended December 31, 2016 compared to the year ended December 31, 2015
Loss and LAE ratio before catastrophes and prior accident year development decreased in 2016, as compared to the prior year period, primarily due to a lower loss and loss adjustment expense ratio in workers' compensation, driven by favorable frequency, partially offset by a

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

higher loss and loss adjustment expense ratio in commercial auto, driven by elevated frequency and severity.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Loss and LAE ratio before catastrophes and prior accident year development decreased in 2015, as compared to the prior year period, primarily driven by lower loss and loss adjustment expense ratios in workers' compensation, general liability and financial products, as well as lower non-catastrophe property losses. The decrease in workers compensation was due to earned pricing increases and declining frequency, partially offset by modestly higher severity.
Catastrophes and Prior Accident Year Development

Year ended December 31, 2016 compared to the year ended December 31, 2015
Current accident year catastrophe losses totaled $200, before tax, in 2016, compared to $121, before tax, in 2015. Catastrophe losses for both years were primarily due to wind and hail events and winter storms across various U.S. geographic regions.
Prior accident year development of $28, before tax, was unfavorable in 2016, compared to unfavorable prior accident year development of $53, before tax, in 2015. Net reserve increases in 2016 were primarily related to package business, general liability and commercial auto liability, largely offset by a decrease in reserves for workers’ compensation, professional liability and uncollectible reinsurance.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Current accident year catastrophe losses totaled $121, before tax, in 2015, compared to $109, before tax, in 2014. Catastrophe losses for both years were primarily due to winter storms and wind and hail events across various U.S. geographic regions.
Prior accident year development of $53, before tax, in 2015 was unfavorable, compared to unfavorable prior accident year development of$13, before tax, in 2014. Net reserve increases in 2015 were primarily related to commercial auto liability and package business, as well as workers' compensation discount accretion, partially offset by a decrease in reserves for workers’ compensation and professional liability.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	2016	2015	2014
Written premiums	$3,837	$3,918	$3,861
Change in unearned premium reserve	(61)	45	55
Earned premiums	3,898	3,873	3,806
Losses and loss adjustment expenses
Current accident year before catastrophes	2,808	2,578	2,498
Current accident year catastrophes [1]	216	211	232
Prior accident year development [1]	151	(21)	(46)
Total losses and loss adjustment expenses	3,175	2,768	2,684
Amortization of DAC	348	359	348
Underwriting expenses	564	628	604
Underwriting gain (loss)	(189)	118	170
Net servicing income	—	4	3
Net investment income [2]	135	128	129
Net realized capital gains (losses) [2]	2	4	(5)
Other income [3]	—	15	2
Income (loss) before income taxes	(52)	269	299
Income tax expense (benefit) [4]	(30)	82	92
Net income (loss)	$(22)	$187	$207

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Total Property and Casualty Insurance Product Reserves Development.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[3]	Includes a benefit of $17, before tax, for the year ended December 31, 2015, from the resolution of litigation.

[4]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Written and Earned Premiums

Written Premiums	2016	2015	2014
Product Line
Automobile	$2,694	$2,721	$2,659
Homeowners	1,143	1,197	1,202
Total	$3,837	$3,918	$3,861
Earned Premiums
Product Line
Automobile	$2,720	$2,671	$2,613
Homeowners	1,178	1,202	1,193
Total	$3,898	$3,873	$3,806

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	2016	2015	2014
Policies in-force end of period (in thousands)
Automobile	1,965	2,062	2,049
Homeowners	1,176	1,272	1,309
New business written premium
Automobile	$311	$422	$415
Homeowners	$74	$110	$130
Policy count retention
Automobile	84%	84%	85%
Homeowners	84%	85%	86%
Renewal written pricing increase
Automobile	7%	6%	5%
Homeowners	10%	8%	8%
Renewal earned pricing increase
Automobile	7%	6%	5%
Homeowners	9%	8%	8%
Underwriting Ratios

	2016	2015	2014
Loss and loss adjustment expense ratio
Current accident year before catastrophes	72.0	66.6	65.6
Current accident year catastrophes	5.5	5.4	6.1
Prior accident year development	3.9	(0.5)	(1.2)
Total loss and loss adjustment expense ratio	81.5	71.5	70.5
Expense ratio	23.4	25.5	25.0
Combined ratio	104.8	97.0	95.5
Current accident year catastrophes and prior year development	9.4	4.9	4.9
Underlying combined ratio	95.4	92.0	90.6
Product Combined Ratios

	2016	2015	2014
Automobile
Combined ratio	111.6	99.4	98.4
Underlying combined ratio	103.9	99.0	97.1
Homeowners
Combined ratio	89.3	92.1	90.0
Underlying combined ratio	75.9	76.8	76.4
2017 Outlook
In 2017, the Company expects premium rates for auto and home across the industry will continue to rise, as the industry continues to respond to the emergence of higher loss cost trends. Automobile loss cost frequency and severity have increased due, in part, to an increase in miles driven and more expensive bodily injury and repair costs.  Accordingly, the Company expects written pricing increases to be at or near double-digits in 2017 for both automobile and homeowners.  The Company has been executing multiple profitability improvement initiatives in personal automobile, including actions on pricing, underwriting and agency management and these will continue in 2017.  Due to those actions, the Company expects a mid-single digit decline in Personal Lines written premiums in 2017, with a modest decrease in AARP Direct and a more significant decrease in the Agency channel.
The Company expects the combined ratio for Personal Lines will be between approximately 99.0 and 101.0 for 2017 compared to 104.8 in 2016 primarily due to an improvement in auto as 2016 included 3.9 points of adverse reserve development and the Company expects earned pricing increases and the effect of other profitability improvement initiatives in 2017 will outpace an expected increase in loss cost severity.  Current accident year

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

catastrophes are assumed to be 5.8 points of the combined ratio in 2017 compared to 5.5 points in 2016. While management actions are expected to improve the combined ratio for auto in 2017, that expectation is subject to uncertainty given that severity trends had not yet moderated through year end 2016.   For homeowners, the combined ratio is expected to increase in 2017 largely given that catastrophe losses and prior accident year development were favorable in 2016. The underlying combined ratio for homeowners is expected to remain relatively flat in 2017, driven by earned pricing increases, partially offset by increased average claim severity.
Net Income (Loss)
Year ended December 31, 2016 compared to the year ended December 31, 2015
Net loss in 2016 compared to net income in 2015 primarily due to a change from underwriting gain to underwriting loss.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Net income decreased in 2015 primarily due to a lower underwriting gain.
Underwriting Gain (Loss)

Year ended December 31, 2016 compared to the year ended December 31, 2015
Underwriting loss in 2016 compared to an underwriting gain in 2015 primarily due to an increase in auto liability loss costs, with higher current accident year loss and loss adjustment expenses and more unfavorable prior accident year reserve development, principally related to the 2015 accident year. The increase in auto loss costs was partially offset by lower direct marketing expenses.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Underwriting gain decreased driven by a deterioration in the current accident year loss and loss adjustment ratio before catastrophes and lower favorable prior accident year development, partially offset by a decrease in current accident year catastrophes.
Earned Premiums
Year ended December 31, 2016 compared to the year ended December 31, 2015
Earned premiums increased in 2016 reflecting written premium growth in 2015 over the prior six to twelve months.
Written premiums decreased in 2016 primarily due a decline in new business in both auto and homeowners, partially offset by higher premium retention in auto, driven by higher written pricing increases.
Renewal written pricing increased in both auto and home as the Company increased rates to improve profitability.
Policy count retention for homeowners was lower in 2015 driven in part by renewal written pricing increases.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Earned and written premiums increased in 2015 primarily due to renewal written and earned pricing increases.
Policy count retention for both auto and homeowners was lower in 2015 driven in part by renewal written pricing increases and planned underwriting initiatives.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Loss and Loss Adjustment Expense Ratio before Catastrophes and Prior Accident Year Development
Year ended December 31, 2016 compared to the year ended December 31, 2015
Loss and loss adjustment expense ratio before catastrophes and prior accident year development increased primarily as a result of higher auto liability frequency and severity, partially offset by the effect of increases in earned pricing.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Loss and loss adjustment expense ratio before catastrophes and prior accident year development increased primarily due to increases in auto liability and auto physical damage loss costs, as well as higher homeowners water and fire-related claims, partially offset by lower homeowners weather-related claims.

Catastrophes and Prior Accident Year Development
Year ended December 31, 2016 compared to the year ended December 31, 2015
Current accident year catastrophe losses of $216, before tax, in 2016, increased compared to $211, before tax, in 2015. Catastrophe losses in 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in the Midwest and central plains. Catastrophe losses in 2015 were primarily due to wildfires in California and multiple events (wind and hail primarily) across various U.S. geographic regions.
Prior accident year development of $151, before tax, was unfavorable in 2016, compared to favorable prior accident year development of $21, before tax, in 2015. Net reserves increased for 2016 primarily due to increased bodily injury frequency and severity for the 2015 accident year and increased bodily injury severity for the 2014 accident year. Net reserves decreased for 2015 primarily due to accident year 2014 catastrophes.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Current accident year catastrophe losses of $211, before tax, in 2015 were favorable compared to $232, before tax, in 2014. Catastrophe losses in 2015 were primarily due to wildfires in California and multiple events (wind and hail primarily) across

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

various U.S. geographic regions. Catastrophe losses in 2014 were primarily due to multiple thunderstorm and winter storm events across various U.S. geographic regions.
Prior accident year development of $21, before tax, was favorable in 2015, compared to favorable prior accident year development of $46, before tax, in 2014. Net reserves decreased for 2015 primarily due to accident year 2014 catastrophes. Net reserves decreased for 2014 primarily due to prior accident year catastrophes, as well as prior accident year homeowners and extra contractual liability reserves.

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	2016	2015	2014
Written premiums	$(1)	$35	$2
Change in unearned premium reserve	(1)	3	1
Earned premiums	—	32	1
Losses and loss adjustment expenses
Current accident year	—	25	—
Prior accident year development [1]	278	218	261
Total losses and loss adjustment expenses	278	243	261
Underwriting expenses	19	32	37
Underwriting loss	(297)	(243)	(297)
Net investment income [2]	127	133	129
Net realized capital gains (losses) [2]	(70)	3	3
Loss on reinsurance transaction	650	—	—
Other income	6	7	6
Loss before income taxes	(884)	(100)	(159)
Income tax benefit [3]	(355)	(47)	(51)
Net loss	$(529)	$(53)	$(108)
[1] For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.
[2] For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
[3] For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Net Loss

Year ended December 31, 2016 compared to the year ended December 31, 2015
Net loss increased in 2016 primarily due to a $423 after-tax loss on the reinsurance transaction that cedes adverse development on asbestos and environmental reserves and higher unfavorable net asbestos and environmental prior accident year development associated with the Company's comprehensive annual review. Net realized capital losses before tax in 2016 included an $81 estimated capital loss on the pending sale of the Company's U.K. property and casualty run-off subsidiaries. Net of tax benefits, the pending sale resulted in an estimated after-tax loss of $5.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Net loss decreased in 2015 primarily due to lower unfavorable net asbestos and environmental prior accident year development associated with the Company's comprehensive annual review.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Written premiums of $31 in 2015, recognized in connection with the assumption of previously reinsured business, were partially offset by current accident year losses of $25 upon consolidation of certain P&C run-off entities in the United Kingdom.
Pre-tax Charge for Asbestos and Environmental Reserve Increases

Year ended December 31, 2016 compared to the year ended December 31, 2015
Asbestos Reserves increased by $197 in 2016 arising from the second quarter reserve study which found that mesothelioma claims filings have not declined as expected in specific, adverse jurisdictions. As a result, aggregate indemnity and defense costs have not declined as expected resulting in unfavorable net asbestos reserve development.
Environmental Reserves increased by $71 in 2016 primarily due to deterioration associated with the tendering of new sites for policy coverage, increased defense costs stemming from individual bodily injury liability suits, and increased clean-up costs associated with waterways.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Asbestos Reserves increased by $146 in 2015 primarily due to greater than expected asbestos claim filings, including mesothelioma claims, from a small percentage of the Company's direct accounts.
Environmental Reserves increased by $52 in 2015 primarily due to an increase in estimated environmental cleanup costs, including at certain Superfund sites.

GROUP BENEFITS
Results of Operations
Operating Summary

	2016	2015	2014
Premiums and other considerations [1]	$3,223	$3,136	$3,095
Net investment income [2]	366	371	374
Net realized capital gains (losses) [2]	45	(11)	15
Total revenues	3,634	3,496	3,484
Benefits, losses and loss adjustment expenses	2,514	2,427	2,362
Amortization of deferred policy acquisition costs	31	31	32
Insurance operating costs and other expenses	776	788	836
Total benefits, losses and expenses	3,321	3,246	3,230
Income before income taxes	313	250	254
Income tax expense [3]	83	63	63
Net income [1]	$230	$187	$191

[1]
Group Benefits has a block of Association - Financial Institution business that is subject to a profit sharing arrangement with third parties which was terminated on December 31,2014. The Association - Financial Institutions business represented $72 of premiums and other considerations, and $1 of net income in 2014.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).

[3]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to the Consolidated Financial Statements.
Premiums and Other Considerations

	2016	2015	2014
Fully insured — ongoing premiums	$3,142	$3,068	$3,014
Buyout premiums	6	1	20
Fee income	75	67	61
Total premiums and other considerations	$3,223	$3,136	$3,095
Fully insured ongoing sales, excluding buyouts	$450	$467	$326

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios, Excluding Buyouts

	2016	2015	2014
Group disability loss ratio	81.4%	81.6%	83.5%
Group life loss ratio	75.7%	74.7%	70.5%
Total loss ratio	78.0%	77.4%	76.2%
Expense ratio	25.1%	26.1%	28.2%
Selected ratios excluding Association - Financial Institutions
Group life loss ratio, excluding Association - Financial Institutions	75.7%	74.7%	72.8%
Total loss ratio, excluding Association - Financial Institutions	78.0%	77.4%	77.4%
Expense ratio, excluding Association - Financial Institutions	25.1%	26.1%	27.2%
Margin

	2016	2015	2014
Net income margin	6.3%	5.4%	5.5%
Effect of net realized gains/(losses), net of tax on after-tax margin	0.6%	(0.2)%	0.3%
Core earnings margin	5.7%	5.6%	5.2%
2017 Outlook
Fully insured ongoing premiums in Group Benefits are expected to increase modestly in 2017 due primarily to continued strong book persistency and pricing increases. Core earnings in 2017 may be negatively impacted by approximately a $10 to $15 after-tax charge due to state guaranty fund assessments related to the likely liquidation of a carrier in the life and health industry. Excluding the potential impact from these state guaranty fund assessments, the Company expects Group Benefits core earnings in 2017 will be relatively flat with 2016 as the effect of slightly higher expenses and lower net investment income will be largely offset by expected modest improvement in the Group Benefits loss ratio driven by improved pricing and improved severity.
Net Income
Year ended December 31, 2016 compared to the year ended December 31, 2015
Net income increased in 2016 primarily due to higher net realized capital gains, higher premiums and other considerations and lower insurance operating costs and other expenses, partially offset by higher benefits, losses and loss adjustment expenses.

Insurance operating costs and other expenses decreased 2% due primarily to decreased administrative expenses.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Net income decreased in 2015 primarily due to higher benefits, losses and loss adjustment expenses, higher net realized capital losses and lower net investment income partially offset by higher premiums and other considerations and lower insurance operating costs and other expenses.
Insurance operating costs and other expenses decreased in 2015, compared to the prior year period, due primarily to lower profit sharing expense related to the Association - Financial Institutions block of business.
Fully Insured Ongoing Premiums

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015
Fully insured ongoing premiums increased 2% due to strong persistency and pricing increases.
Fully insured ongoing sales, excluding buyouts decreased 4% in 2016, reflecting lower disability sales.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Fully insured ongoing premiums increased in 2015 due primarily to increased sales and improved persistency and pricing, partially offset by management actions related to the Association - Financial Institutions block of business. Excluding the Association - Financial Institutions block of business, fully insured ongoing premiums increased 4% in 2015.
Fully insured ongoing sales, excluding buyouts increased 43% in 2015, as compared to prior year period, primarily due to an increase in large case accounts.
Ratios
[1] Excludes Association - Financial Institutions.

Year ended December 31, 2016 compared to the year ended December 31, 2015
Total loss ratio increased 0.6 points in 2016 to 78.0% due to a higher group life loss ratio. The group life loss ratio increased 1.0 point due to higher severity in 2016. Included in the life loss ratio were favorable changes in reserve estimates of 1.3 points in 2016. The group disability loss ratio decreased 0.2 points primarily driven by increased pricing and improved incidence trends, partially offset by an increase in long-term disability claim severity. Included in the disability loss ratio were favorable changes in long-term disability reserve estimates of 0.4 points compared to 1.2 points in the prior year.
Expense ratio improved 1.0 points in 2016, reflecting premium growth and lower insurance operating costs and other expenses.

Year ended December 31, 2015 compared to the year ended December 31, 2014
Total loss ratio increased by 1.2 points in 2015 due to a higher group life loss ratio and the impact of Association - Financial Institutions business in 2014, partially offset by a lower disability loss ratio. Excluding the Association - Financial Institutions block of business, the total loss ratio was flat to prior year. Excluding the Association - Financial Institutions block of business, the life loss ratio increased 1.9 points due to favorable changes in reserve assumptions in 2014 and less favorable severity in the current year. The disability loss ratio improved 1.9 points due to changes in long-term disability reserve assumptions for claim recoveries which favorably impacted the disability loss ratio by 1.2 points, as well as improved incidence and pricing partially offset by unfavorable long-term disability claim severity.
Expense ratio improved 2.1 points in 2015 primarily due to lower profit sharing expense related to the Association - Financial Institutions block of business. Excluding the Association - Financial Institutions block of business, the expense ratio improved 1.1 points reflecting premium growth and lower expenses.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MUTUAL FUNDS
Results of Operations
Operating Summary

	2016	2015	2014
Fee income and other revenue	$701	$723	$723
Net investment income	1	1	—
Total revenues	702	724	723
Amortization of DAC	24	22	28
Operating costs and other expenses	557	568	559
Total benefits, losses and expenses	581	590	587
Income before income taxes	121	134	136
Income tax expense	43	48	49
Net income	$78	$86	$87

Daily Average Total Mutual Funds segment AUM	$92,042	$94,687	$96,566
Return on Assets ("ROA") [1]	8.5	9.1	9.5
Effect of restructuring, net of tax	—	—	(0.4)
ROA, core earnings [1]	8.5	9.1	9.1

[1]	Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Mutual Funds Segment AUM

	2016	2015	2014
Mutual Fund AUM - beginning of period	$74,413	$73,035	$70,918
Sales	19,135	17,527	15,249
Redemptions [1]	(20,055)	(16,036)	(16,636)
Net flows	(920)	1,491	(1,387)
Change in market value and other [2]	7,805	(113)	3,504
Mutual Fund AUM - end of period	81,298	74,413	73,035
Exchange-Traded Products AUM [3]	209
Mutual Funds segment AUM before Talcott Resolution	81,507	74,413	73,035
Talcott Resolution AUM [4]	16,010	17,549	20,584
Total Mutual Funds segment AUM	$97,517	$91,962	$93,619

[1]
The year ended December 31, 2014 includes a planned asset transfer of $0.7 billion to the HIMCO Variable Insurance Trust (“HVIT”) which supports legacy retirement mutual funds and run-off mutual funds (see footnote [4]). HVIT's invested assets are managed by Hartford Investment Management Company, a wholly-owned subsidiary of the Company.

[2]	Other includes AUM from adoption of ten U.S. mutual funds with aggregate AUM of approximately $3.0 billion (as of October 2016) from Schroder Investment Management North America Inc.

[3]	Includes AUM of approximately $200 acquired upon acquisition in July 2016 of Lattice Strategies, LLC and subsequent net flows and change in market value.

[4]	Talcott Resolution AUM consist of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.
Mutual Fund AUM by Asset Class

	2016	2015	2014
Equity	$49,274	$47,369	$45,221
Fixed Income	14,853	12,625	14,046
Multi-Strategy Investments	17,171	14,419	13,768
Mutual Fund AUM	$81,298	$74,413	$73,035
2017 Outlook
Leveraging capabilities from acquiring Lattice Strategies in July 2016 and adopting ten U.S. Schroders funds in October 2016, the Company expects to increase sales in 2017 from a diversified lineup of mutual funds and ETP. Assets under management will grow in 2017 provided the Company experiences continued strong fund performance, market appreciation and positive net flows. Assuming normal market conditions, the Company expects earnings growth in 2017, driven by improved earnings in the Mutual Fund business, partially offset by the run-off of the Talcott Resolution assets supporting the Company's legacy variable

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

insurance products. Part of the expected earnings growth in 2017 comes from the fact that 2016 earnings included approximately $3 of after-tax transaction costs associated with the Lattice Strategies acquisition and adoption of Schroders funds.
Net Income
Year ended December 31, 2016 compared to the year ended December 31, 2015
Net income decreased in 2016, compared to the prior year period, primarily due to lower investment management fees as a result of lower daily average AUM combined with transaction costs of approximately $3 associated with the acquisition of Lattice Strategies, LLC and the adoption of ten Schroders funds during 2016. Daily average AUM decreased primarily due to market volatility early in the year and the continued run-off of Talcott Resolution assets.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Net income decreased in 2015, compared to the prior year period, primarily due to a combination of lower average AUM and higher spending on marketing initiatives and the effect of a one-time state tax benefit in 2014.
Total Mutual Funds Segment AUM

Year ended December 31, 2016 compared to the year ended December 31, 2015
Total Mutual Funds segment AUM increased in 2016 primarily due to market appreciation and the adoption of 10 Schroders funds partially offset by net outflows and the continued run-off of Talcott Resolution AUM.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Total Mutual Funds segment AUM declined in 2015 reflecting market depreciation and the continued run-off of Talcott Resolution AUM. Mutual fund AUM increased by 2% reflecting higher sales and stable redemptions.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

TALCOTT RESOLUTION
Results of Operations
Operating Summary

	2016	2015	2014
Earned premiums	$114	$92	$206
Fee income and other	930	1,041	1,201
Net investment income [1]	1,384	1,470	1,542
Net realized capital (losses) gains [1]	(155)	(161)	26
Total revenues	2,273	2,442	2,975
Benefits, losses and loss adjustment expenses	1,390	1,451	1,643
Amortization of DAC	147	139	402
Insurance operating costs and other expenses	438	469	567
Reinsurance gain on disposition	—	(28)	(23)
Total benefits, losses and expenses	1,975	2,031	2,589
Income from continuing operations, before income taxes	298	411	386
Income tax expense (benefit)	54	(17)	16
Income from continuing operations	244	428	370
Income (loss) from discontinued operations, net of tax [2]	—	2	(557)
Net income (loss)	$244	$430	$(187)
AUM (end of period)
Variable annuity account value	$40,698	$44,245	$52,861
Fixed and payout annuities	7,673	8,109	8,748
Institutional annuity account value	15,169	15,077	15,636
Other account value [3]	86,488	88,151	91,163
Total account value	$150,028	$155,582	$168,408
Variable Annuity Account Value [4]
Account value, beginning of period	$44,245	$52,861	$61,812
Net outflows	(5,788)	(7,938)	(11,726)
Change in market value and other	2,241	(678)	2,775
Account value, end of period	$40,698	$44,245	$52,861

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[2]
Represents the loss from operations and sale of HLIKK in 2014. For additional information, see Note 2 Business Acquisitions, Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.

[3]
Other account value includes $31.0 billion, $14.6 billion, and $40.8 billion as of December 31, 2016, and $33.2 billion, $14.6 billion, $40.3 billion as of December 31, 2015, and $36.5 billion, $14.9 billion, and $39.8 billion as of December 31, 2014, for the Retirement Plans, Individual Life, and Private Placement Life Insurance businesses; respectively. Account values associated with the Retirement Plans, and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance.

[4]	Excludes account value related to the HLIKK business sold on June 30, 2014.
2017 Outlook
The principal goal for Talcott Resolution is to efficiently manage the run-off of the annuity and private placement life insurance business while honoring the Company's obligations to its contract holders. As a result, the Company expects account values, and consequently earnings, to decline due to surrenders, policyholder initiatives or transactions with third parties, that will reduce the size of this legacy book of business. Risk-reducing transactions may also cause a reduction in statutory capital and shareholders’ equity. Excluding the effect of favorable limited partnership returns and tax benefits recognized in 2016 that are not assumed to recur in 2017, core earnings are expected to be about $300 in 2017, reflecting the continued runoff of the Company's annuity book though subject to change depending on market conditions and management initiatives. A key driver to the decline in earnings will be the pace at which customers surrender their contracts. In 2016, the Company experienced a 7.1% variable annuity full surrender rates driven by market appreciation and continued aging of the block and management expects variable annuity surrender rates to remain relatively stable in 2017. Contract counts decreased 10% for variable annuities in 2016 and a similar decline is expected in 2017.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)
Year ended December 31, 2016 compared to the year ended December 31, 2015
Net income for 2016 decreased primarily due to lower tax benefits recognized in 2016, a write-off of DAC associated with fixed annuities, lower investment income and a reinsurance gain on disposition in 2015. Net realized capital losses were down slightly as an increase in losses on the variable annuity hedge program and a loss on the modified coinsurance reinsurance contract related to the Individual Life business were largely offset by an increase in net gains from sales of investments and lower impairment losses. In addition, the continued run-off of the variable and fixed annuity block resulted in lower fee income, partially offset by lower amortization of DAC and lower insurance operating costs and other expenses.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Net income increased primarily due to lower DAC amortization driven by a favorable unlock in 2015 versus an unfavorable unlock in 2014, lower insurance operating costs and other expenses, and lower benefits and losses due to the continued run-off of the variable annuity block, partially offset by lower fee income due to the continued run-off of the variable annuity block, lower net investment income due to a decrease in income from limited partnerships and alternative investments and realized capital losses related to the variable annuity hedge program. In addition, 2014 included a loss from discontinued operations due to the sale of HLIKK.

Total Account Value
Year ended December 31, 2016 compared to the year ended December 31, 2015
Account values for Talcott Resolution decreased to approximately $150 billion for 2016 primarily due to net outflows in variable annuity account value, partially offset by market appreciation.
Variable annuity net outflows were approximately $5.8 billion due to the continued run-off of the business.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Account values for Talcott Resolution decreased to approximately $156 billion for 2015 primarily due to a reduction in Retirement Plans' account value and net outflows and market value depreciation in variable annuity account value.
Variable annuity net outflows decreased by approximately $3.8 billion due to lower outflows from in-force management initiatives.
Variable Annuity Annualized Full Surrender Rate

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015
Variable annuity annualized full surrender rate declined to 7.1%. This decrease was primarily due to no in-force management initiatives in 2016 as well as the continued aging of the block, and is consistent with variable annuity industry trends.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Variable annuity annualized full surrender rate for the year ended December 31, 2015 declined to 9.6% compared to 13.5% for the year ended December 31, 2014. This decline was primarily due to lower surrenders from in-force management initiatives as well as in-force management initiatives in prior years which accelerated surrenders resulting in lower surrender rates post initiatives.
Contract Counts (in thousands)
Year ended December 31, 2016 compared to the year ended December 31, 2015
Contract counts decreased 10% and 5% for variable annuity and fixed annuity, respectively, during 2016 primarily due to the continued run-off of the blocks.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Contract counts decreased 11% for variable annuities during 2015 primarily due to in-force management initiatives and the continued aging of the block.
Income Taxes
The effective tax rates in 2016, 2015 and 2014 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in separate account dividends received deduction ("DRD"). The income tax provision for the year ended December 31, 2015 included a $36 net reduction in the provision for income taxes primarily related to the release of reserves due to the resolution of uncertain tax positions. For further discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	2016	2015	2014
Fee income [1]	$4	$8	$10
Net investment income	31	17	22
Net realized capital gains (losses)	(103)	15	7
Total revenues	(68)	40	39
Insurance operating costs and other expenses [1]	14	53	114
Pension Settlement	—	—	128
Loss on extinguishment of debt [2]	—	21	—
Interest expense [2]	339	357	376
Total benefits, losses and expenses	353	431	618
Loss before income taxes	(421)	(391)	(579)
Income tax benefit [3]	(309)	(233)	(204)
Net loss	$(112)	$(158)	$(375)

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.

[2]	For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.

[3]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Net Loss
Year ended December 31, 2016 compared to the year ended December 31, 2015
Net loss decreased in 2016 primarily due to a decrease in insurance operating costs and other expenses, an increase in net investment income and lower interest expense. The income tax benefit in 2016 included a federal income tax benefit of $113 associated with the investments in solar energy partnerships offset by realized capital losses of $96, before tax, associated with the write-down of investments in solar energy partnerships.
Insurance operating costs and other expenses decreased in 2016 largely due a reduction in restructuring costs.

Year ended December 31, 2015 compared to the year ended December 31, 2014
Net loss decreased in 2015 primarily due to an increase in income tax benefit of $94 from the partial reduction of the deferred tax valuation allowance on capital loss carryovers established when the HLIKK annuity business was sold. The reduction in valuation allowance stems primarily from taxable gains on sales of investments during the period. The net loss also decreased due to lower insurance operating costs and interest expense as well as the effect of a pension settlement charge in 2014, partially offset by a loss on extinguishment of debt in second quarter 2015.
Insurance operating costs and other expenses decreased for 2015 largely due to a reduction in restructuring costs. In 2014, insurance operating costs and expenses included a benefit of $10, before tax, for recoveries for past legal expenses associated with closed litigation.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Year ended December 31, 2016 compared to the year ended December 31, 2015
Interest expense decreased in 2016 primarily due to a decrease in outstanding debt from debt maturities and the paydown of senior notes. In 2016, $275 of senior notes matured.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Interest expense declined in 2015 due to a decrease in outstanding debt from debt maturities and the paydown of senior notes. In 2015, $456 of the Company's senior notes matured and $317 of senior notes were redeemed for cash.

ENTERPRISE RISK MANAGEMENT
The Company’s Board of Directors has ultimate responsibility for risk oversight, as described more fully in our Proxy Statement, while management is tasked with the day-to-day management of the Company’s risks.
The Company manages and monitors risk through risk policies, controls and limits. At the senior management level, an Enterprise Risk and Capital Committee (“ERCC”) oversees the risk profile and risk management practices of the Company. As illustrated below, a number of functional committees sit underneath the ERCC, providing oversight of specific risk areas and recommending risk mitigation strategies to the ERCC.

ERCC Members
CEO (Chair)
President
Chief Financial Officer
Chief Investment Officer
Chief Risk Officer
General Counsel
Others as deemed necessary by the Committee Chair

ERCC

Asset Liability Committee	Underwriting Risk Committee	Emerging Risk Steering Committee	Operational Risk Committee	Catastrophe Risk Committee	Economic Capital Executive Committee	Model Oversight Committee
The Company's enterprise risk management ("ERM") function supports the ERCC and functional committees, and is tasked with, among other things:

•	risk identification and assessment;

•	the development of risk appetites, tolerances, and limits;

•	risk monitoring; and

•	internal and external risk reporting.
The Company categorizes its main risks as insurance risk, operational risk and financial risk, each of which is described in more detail below.

Insurance Risk
Insurance risk is the risk of losses of both a catastrophic and non-catastrophic nature on the P&C and life products the Company has sold . Catastrophe insurance risk is the exposure arising from both natural (e.g., weather, earthquakes, wildfires, pandemics) and man-made catastrophes (e.g., terrorism, cyber-attacks) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios.
Sources of Insurance Risk Non-catastrophe insurance risks exist within each of the Company's divisions except Mutual Funds and include:

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

•
Property- Risk of loss to personal or commercial property from automobile related accidents, weather, explosions, smoke, shaking, fire, theft, vandalism, inadequate installation, faulty equipment, collisions and falling objects, and/or machinery mechanical breakdown resulting in physical damage and other covered perils.

•
Liability- Risk of loss from automobile related accidents, uninsured and underinsured drivers, lawsuits from accidents, defective products, breach of warranty, negligent acts by professional practitioners, environmental claims, latent exposures, fraud, coercion, forgery, failure to fulfill obligations per contract surety, liability from errors and omissions, derivative lawsuits, and other securities actions and covered perils.

•
Mortality- Risk of loss from unexpected trends in insured deaths impacting timing of payouts from life insurance or annuity products, personal or commercial automobile related accidents, and death of employees or executives during the course of employment, while on disability, or while collecting workers compensation benefits.

•	Morbidity- Risk of loss to an insured from illness incurred during the course of employment or illness from other covered perils.

•
Disability- Risk of loss incurred from personal or commercial automobile related losses, accidents arising outside of the workplace, injuries or accidents incurred during the course of employment, or from equipment, with each loss resulting in short term or long-term disability payments.

•	Longevity- Risk of loss from increased life expectancy trends among policyholders receiving long-term benefit payments or annuity payouts.
Catastrophe risk primarily arises in the group life, group disability, property, and workers' compensation product lines.
Impact Non-catastrophe insurance risk can arise from unexpected loss experience, underpriced business and/or underestimation of loss reserves and can have significant effects on the Company’s earnings. Catastrophe insurance risk can arise from various unpredictable events and can have significant effects on the Company's earnings and may result in losses that could constrain its liquidity.
Management The Company's policies and procedures for managing these risks include disciplined underwriting protocols, exposure controls, sophisticated risk-based pricing, risk modeling, risk transfer, and capital management strategies. The Company has established underwriting guidelines for both individual risks, including individual policy limits, and risks in the aggregate, including aggregate exposure limits by geographic zone and peril. The Company uses both internal and third-party models to estimate the potential loss resulting from various catastrophe events and the potential financial impact those events would have on the Company's financial position and results of operations across its businesses.
Among specific risk tolerances set by the Company, risk limits are set for natural catastrophes, terrorism risk and pandemic risk.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk	Definition	Details and Company Limits
Natural catastrophe	Exposure arising from natural phenomena (e.g., weather, earthquakes, wildfires, etc.) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios.
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

- The estimated 250 year pre-tax probable maximum loss from earthquake events is estimated to be $930 before reinsurance and $533 net of reinsurance. [1]
- The estimated 250 year pre-tax probable maximum losses from hurricane events are estimated to be $1.6 billion before reinsurance and $836 net of reinsurance. [1]
Terrorism
The risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”).

Enterprise limits for terrorism apply to aggregations of risk across property-casualty, group benefits and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario, up to $1.7 billion net of reinsurance and $2.0 billion gross of reinsurance, before coverage under the Terrorism Risk Insurance Program established under “TRIPRA”. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. Our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below our stated limits.

Pandemic	The exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios.
The Company generally limits its estimated pre-tax loss from a single 250 year pandemic event to less than 15% of statutory surplus of the property and casualty and group benefits insurance subsidiaries. In evaluating these scenarios, the Company assesses the impact on group life policies, short-term and long-term disability, property & casualty claims, and losses in the investment portfolio associated with market declines in the event of a widespread pandemic. While ERM has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus.

[1]
The loss estimates represent total property losses for hurricane events and property and workers compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates that have a 0.4% likelihood of being exceeded in any single year. The net loss estimates provided assume that the Company is able to recover all losses ceded to reinsurers under its reinsurance programs. The Company also manages natural catastrophe risk for group life and group disability, which in combination with property and workers compensation loss estimates are subject to separate enterprise risk management net aggregate loss limits as a percent of enterprise surplus.

Reinsurance as a Risk Management Strategy
In addition to the policies and procedures outlined above, the Company uses reinsurance to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that reinsure property and workers compensation exposures, and individual risk or quota share arrangements, that reinsure losses from specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial.

Facultative reinsurance is used by the Company to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under “TRIPRA” and other reinsurance programs relating to particular risks or specific lines of business.
Reinsurance for Catastrophes- The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Primary Catastrophe Treaty Reinsurance Coverages as of January 1, 2017

	Effective for the period	% of layer(s) reinsurance	Per occurrence limit		Retention
Property losses arising from a single catastrophe event [1] [2]	1/1/2017 to 1/1/2018	88%	$800		$350
Property catastrophe losses from a Personal Lines Florida hurricane	6/1/2016 to 6/1/2017	90%	$109	[3]	$34
Workers compensation losses arising from a single catastrophe event [4]	1/1/2017 to 12/31/2017	80%	$350		$100

[1]	Certain aspects of our principal catastrophe treaty have terms that extend beyond the traditional one year term. While overall treaty is placed at 88%, each layer's placement varies slightly.

[2]	$50 of the property occurrence treaty can alternatively be used as part of the Property Aggregate treaty referenced below.

[3]
The per occurrence limit on the FHCF treaty is $109 for the 6/1/2016 to 6/1/2017 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in January 2017.

[4]
In addition to the limit shown, the workers compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of a$30 per event limit in excess of a $20 retention.

In addition to the property catastrophe reinsurance coverage described in the above table, the Company has other catastrophe and working layer treaties and facultative reinsurance agreements that cover property catastrophe losses on an aggregate excess of loss and on a per risk basis. The principal property catastrophe reinsurance program and certain other reinsurance programs include a provision to reinstate limits in the event that a catastrophe loss exhausts limits on one or more layers under the treaties. In addition, covering the period from January 1, 2017 to December 31, 2017, the Company has a Property Aggregate treaty in place which provides one limit of $200 of aggregate qualifying property catastrophe losses in excess of a net retention of $850.
Reinsurance for Terrorism- For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by NBCR attacks. As such, the Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through TRIPRA to the end of 2020.
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $100 in 2015, with the threshold increasing to $200 by 2020. Under the program, in any one calendar year, the federal government would pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 83% in 2017, decreasing by 1 point annually to 80% in the year 2020. The Company's estimated deductible under the program is $1.2 billion for 2017. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, a future Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.
Property & Casualty Reinsurance Recoverables [2]

	As of December 31,
	2016	2015
Paid loss and loss adjustment expenses	$89	$119
Unpaid loss and loss adjustment expenses	2,449	2,662
Gross reinsurance recoverables [1]	2,538	2,781
Less: Allowance for uncollectible reinsurance	(165)	(266)
Net reinsurance recoverables [2]	$2,373	$2,515

[1]	Excludes reinsurance recoverables of $178 to be transferred to the buyer in connection with the pending sale of the Company's U.K. property and casualty run-off subsidiaries.

[2]	Included reinsurance recoverables of $113 resulting from the acquisition of Maxum in July 2016.

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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Distribution of Gross Reinsurance Recoverables

	As of December 31,
	2016		2015
Gross reinsurance recoverables	$2,538		$2,781
Less: mandatory (assigned risk) pools and structured settlements	(528)		(551)
Gross reinsurance recoverables excluding mandatory pools and structured settlements	$2,010		$2,230
		% of Total		% of Total
Rated A- (Excellent) or better by A.M. Best [1]	$1,470	73.1%	$1,474	66.1%
Other rated by A.M. Best	1	0.1%	4	0.2%
Total rated companies	1,471	73.2%	1,478	66.3%
Voluntary pools	79	3.9%	82	3.7%
Captives	336	16.7%	387	17.3%
Other not rated companies	124	6.2%	283	12.7%
Total	$2,010	100.0%	$2,230	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2016 and 2015, respectively.
To manage reinsurer credit risk, a reinsurance security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration, and establishes limits tiered by reinsurer credit rating.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. As indicated in the above table, 73.1% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2016.
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

Group benefits and life insurance product reinsurance recoverables represent reserve for future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
Group Benefits and Life Insurance Reinsurance Recoverables

	As of December 31,
	2016	2015
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	20,938	$20,674
Gross reinsurance recoverables	$20,938	$20,674
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,938	$20,674

[1]	No allowance for uncollectible reinsurance is required as of December 31, 2016 and December 31, 2015.
As of December 31, 2016, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $11.1 billion, respectively. As of December 31, 2015 the Company had reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.8 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Mass Mutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of December 31, 2016, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s Consolidated Stockholders’ Equity.
Guaranty Funds and Other Insurance-related Assessments
As part of its risk management strategy, the Company regularly monitors the financial strength of other insurers and, in particular, activity by insurance regulators and various state guaranty associations relating to troubled insurers. In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund.
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from external events.
Sources of Operational Risk Operational risk is inherent in the Company's business and functional areas. Operational risks include legal; cyber and information security; models; third party vendors; technology; operations; business continuity; disaster recovery; external fraud; and compliance.
Impact Operational risk can result in financial loss, disruption of our business, regulatory actions or damage to our reputation.
Management Responsibility for day-to-day management of operational risk lies within each business unit and functional area. ERM provides an enterprise-wide view of the Company's operational risk on an aggregate basis. ERM is responsible for

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

establishing, maintaining and communicating the framework, principles and guidelines of the Company's operational risk management program. Operational risk mitigation strategies include the following:

•	Establishing policies and monitoring risk tolerances and exceptions;

•	Conducting business risk assessments and implementing action plans where necessary;

•	Validating existing crisis management protocols;

•	Identifying and monitoring emerging risks; and

•	Purchasing insurance coverage.
Financial Risk
Financial risks include direct and indirect risks to the Company's financial objectives coming from events that impact market conditions or prices. Some events may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's general account assets and the liabilities and the guarantees which the company has written over various liability products, particularly its fixed and variable annuity guarantees. Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss on a U.S. GAAP, statutory, and economic basis. Exposures are actively monitored, and mitigated where appropriate. The Company uses various risk management strategies, including reinsurance and over-the-counter and exchange traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives are utilized to achieve one of four Company-approved objectives: hedging risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; managing liquidity; controlling transaction costs; or entering into synthetic replication transactions. Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management.
The Company identifies different categories of financial risk, including liquidity, credit, interest rate, equity and foreign currency exchange, as described below.
Liquidity Risk
Liquidity risk is the risk to current or prospective earnings or capital arising from the Company's inability or perceived inability to meet its contractual funding obligations as they come due.
Sources of Liquidity Risk Sources of liquidity risk include funding risk, company-specific liquidity risk and market liquidity risk resulting from differences in the amount and timing of sources and uses of cash as well as company-specific and general market conditions. Stressed market conditions may impact the ability to sell assets or otherwise transact business and may result in a significant loss in value.
Impact Inadequate capital resources and liquidity could negatively affect the Company’s overall financial strength and its ability to generate cash flows from its businesses, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Management The Company has defined ongoing monitoring and reporting requirements to assess liquidity across the enterprise under both current and stressed market conditions. The Company measures and manages liquidity risk exposures and funding needs within prescribed limits across legal entities, taking into account legal, regulatory and operational limitations to the transferability of liquidity. The Company also monitors internal and external conditions, and identifies material risk changes and emerging risks that may impact liquidity. The Company's CFO has primary responsibility for liquidity risk.
For further discussion on liquidity see the section on Capital Resources and Liquidity.
Credit Risk
Credit risk is the risk to earnings or capital due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms. Credit risk is comprised of three major factors: the risk of change in credit quality, or credit migration risk; the risk of default; and the risk of a change in value due to changes in credit spread.
Sources of Credit Risk The majority of the Company’s credit risk is concentrated in its investment holdings, but it is also present in the Company’s reinsurance and insurance portfolios.
Impact A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale. Premiums receivable and reinsurance recoverables are also subject to credit risk based on the counterparty’s unwillingness or inability to pay.
Management The objective of the Company’s enterprise credit risk management strategy is to identify, quantify, and manage credit risk on an aggregate portfolio basis and to limit potential losses in accordance with an established credit risk management policy. The Company primarily manages its credit risk by holding a diversified mix of investment grade issuers and counterparties across its investment, reinsurance, and insurance portfolios. Potential losses are also limited within portfolios by diversifying across geographic regions, asset types, and sectors.
The Company manages credit risk on an on-going basis through the use of various processes and analyses. Both the investment and reinsurance areas have formulated procedures for counterparty approvals and authorizations, which establish minimum levels of creditworthiness and financial stability. Credits considered for investment are subjected to underwriting reviews. Within the investment portfolio, private securities are subject to committee review for approval. Mitigation strategies vary across the three sources of credit risk, but may include:

•	Investing in a portfolio of high-quality and diverse securities;

•	Selling investments subject to credit risk;

•	Hedging through use of single name or basket credit default swaps;

•	Clearing transactions through central clearing houses that require daily variation margin;

•	Entering into contracts only with strong creditworthy institutions

•	Requiring collateral; and

•	Non-renewing policies/contracts or reinsurance treaties.
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Aggregate counterparty credit quality and exposure are monitored on a daily basis utilizing an enterprise-wide credit exposure information system that contains data on issuers, ratings, exposures, and credit limits. Exposures are tracked on a current and potential basis and aggregated by ultimate parent of the counterparty across investments, reinsurance receivables, insurance products with credit risk, and derivatives.
As of December 31, 2016, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Consolidated Financial Statements.

Assets and Liabilities Subject to Credit Risk

Investments Essentially all of the Company's invested assets are subject to credit risk. Credit related impairments on investments were $43 and $29, in 2016 and 2015, respectively. (See the Enterprise Risk Management section of the MD&A under “Other-Than-Temporary Impairments.”)

Reinsurance recoverables Reinsurance recoverables, net of an allowance for uncollectible reinsurance, were $23,311 and $23,189, as of December 31, 2016 and 2015, respectively. (See the Enterprise Risk Management section of the MD&A under “Reinsurance as a Risk Management Strategy.”)

Premiums receivable and agents' balances Premiums receivable and agents’ balances, net of an allowance for doubtful accounts, were $3,731 and $3,537, as of December 31, 2016 and 2015, respectively. (For a discussion regarding collectibility of these balances, see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements under the section labeled “Revenue Recognition.”)

Credit Risk of Derivatives
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction.
Downgrades to the credit ratings of the Company’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties for over-the-counter ("OTC") derivatives and clearing brokers for OTC-cleared derivatives the right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties and clearing brokers becoming unwilling to engage in or clear additional derivatives or may require collateralization before entering into any new trades. This would restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps.
Managing the Credit Risk of Counterparties to Derivative Instruments
The Company has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. The Company monitors counterparty exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company’s policies with respect to derivative counterparty exposure establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management.
The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better. The Company also generally requires that OTC derivative contracts be governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement, which is structured by legal entity and by counterparty and permits right of offset. The Company enters into credit support annexes in conjunction with the ISDA agreements, which require daily collateral settlement based upon agreed upon thresholds.
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
For the company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero. The maximum combined threshold for a single counterparty across all legal entities that use derivatives and have a threshold greater than zero is $30. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2016, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives and have a threshold greater than zero was $60. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 14 Commitments and Contingencies of Notes to Consolidated Financial Statements.
For the year ended December 31, 2016, the Company incurred no losses on derivative instruments due to counterparty default.
Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield.
Credit Risk Reduced Through Credit Derivatives
The Company uses credit derivatives to purchase credit protection with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2016 and 2015, the notional amount related to credit derivatives that purchase credit protection was $209 and $423, respectively, while the fair value was $(4) and $18, respectively. These amounts do not include positions that are in offsetting relationships.
Credit Risk Assumed Through Credit Derivatives
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers, which are established within sector concentration limits and may be divided into tranches which possess different credit ratings. As of December 31, 2016 and 2015, the notional amount related to credit derivatives that assume credit risk was $1.3 billion and $2.5 billion, respectively, while the fair value was $10 and $(13), respectively. These amounts do not include positions that are in offsetting relationships.
For further information on credit derivatives, see Note 7 Derivative Instruments of Notes to Consolidated Financial Statements.
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
Sources of Interest Rate Risk The Company has exposure to interest rates arising from its fixed maturity securities, interest sensitive liabilities and discount rate assumptions associated with the Company’s pension and other post retirement benefit obligations. In addition, certain product liabilities, including those containing GMWB or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Variable Product Guarantee Risks and Risk Management section. Management also evaluates performance of certain Talcott Resolution products based on net investment spread which is, in part, influenced by changes in interest rates.
Impact Changes in interest rates from current levels can have both favorable and unfavorable effects for the Company.

Change in Interest Rates	Favorable Effects	Unfavorable Effects
ñ	Additional investment income	Decrease in the fair value of the fixed maturity investment portfolio
	Lower cost of the variable annuity hedge program	Policyholder surrenders, requiring the Company to liquidate assets in an unrealized loss position to fund liability surrender value
	Lower margin erosion associated with minimum guaranteed crediting rates on certain Talcott Resolution products	Potential impact on Company's tax planning strategies and, in particular, its ability to utilize tax benefits of previously recognized realized capital losses
Higher interest expense on variable rate debt obligations
ò	Increase in the fair value of the fixed maturity investment portfolio	Lower net investment income due to reinvesting at lower investment yields
	Lower interest expense on variable rate debt obligations	Acceleration in paydowns and prepayments or calls of certain mortgage-backed and municipal securities
Increased cost of variable annuity hedge program
Potential margin erosion associated with minimum guaranteed crediting rates on certain Talcott Resolution products
Management The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which may include the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation under various market scenarios of the liabilities and their supporting investment portfolios. Key metrics that the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration, convexity and key rate duration.
The Company also utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or to hedge liabilities. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flows of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. As of December 31, 2016 and 2015, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $15.2 billion and $17.8 billion, respectively ($15.1 billion and $17.7 billion, respectively, related to investments and $68 and $89, respectively, related to Talcott Resolution liabilities). The fair value of these derivatives was $(969) and $(796) as of December 31, 2016 and 2015, respectively. These amounts do not include derivatives associated with the Variable Annuity Hedging Program.

Assets and Liabilities Subject to Interest Rate Risk

Fixed maturity investments The fair value of fixed maturity investments was $56.3 billion and $59.7 billion at December 31, 2016 and 2015, respectively. The weighted average duration of the portfolio, including fixed maturities, commercial mortgage loans, certain derivatives, and cash equivalents, was approximately 5.7 years and 5.5 years as of December 31, 2016 and 2015, respectively.

Investment contract liabilities and certain insurance product liabilities (e.g., fixed rate annuities) The Company’s issued investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment products, other investment and universal life-type contracts and certain insurance products such as long-term disability. The primary risk associated with these products is that, despite the use of market value adjustment features and surrender charges, the spread between investment return and credited rate may not be sufficient to earn targeted returns.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time, and fixed rate annuities contain surrender values that are based upon a market value adjustment formula if held for shorter periods. In addition, certain products such as corporate owned life insurance contracts and the general account portion of Talcott Resolution's variable annuity products credit interest to policyholders subject to market conditions and minimum interest rate guarantees. As of December 31, 2016 and 2015, the Company had $5,189 and $5,615, respectively, of liabilities for fixed annuities and $194 and $192, respectively, of liabilities for guaranteed investment products.

Structured settlements and other non-investment type product liabilities The Company’s issued non-investment type contracts include structured settlement contracts, terminal funding agreements, on-benefit annuities (i.e., the annuitant is currently receiving benefits) and short-term and long-term disability contracts. The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on timing. Similar to investment-type products, the aggregate cash flow payment streams are relatively predictable. Products in this category may rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. As of December 31, 2016 and 2015, the Company had $6,993 and $7,045, respectively, of liabilities for structured settlements and terminal funding agreements, $1,636 and $1,647, respectively, of liabilities for on-benefit payout annuities, and $4,947 and $5,029, respectively of reserves for short-term and long-term disability contracts.

Pension and other post-retirement benefit obligations The Company’s pension and other post-retirement benefit obligations are exposed to interest rate risk based upon the sensitivity of present value obligations to changes in liability discount rates. The discount rate assumption is based upon an interest rate yield curve that reflects high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. The Company is exposed to the risk of having to make additional plan contributions if the plans’ investment returns are lower than expected. (For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements.) As of December 31, 2016 and 2015, the Company had $1,106 and $1,443, respectively, of unfunded liabilities for pension and post-retirement benefit obligations recorded within Other Liabilities in the accompanying Balance Sheets.

Interest Rate Sensitivity
Invested Assets Supporting Fixed Liabilities
Included in the following table is the before-tax change in the net economic value of investment contracts, including structured settlements, fixed annuity contracts and terminal funding agreements issued by the Company’s Talcott Resolution segment, as well as disability contracts issued by the Company’s Group Benefits segment, for which the payment rates are fixed at contract issuance and/or the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as auto, property, term life insurance, and certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that these investments generally lack sensitivity to interest rate changes. Insulated separate account assets and liabilities are excluded from the analysis because gains and losses in separate

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.
Interest Rate Sensitivity of Fixed Liabilities and Invested Assets Supporting Them

	Change in Net Economic Value as of December 31,
	2016		2015
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$(594)	$362	$(420)	$261
The carrying value of assets supporting the fixed liabilities related to the businesses included in the table above was $25.0 billion and $25.3 billion, as of December 31, 2016 and 2015, respectively, and included fixed maturities, commercial mortgage loans and short-term investments. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines and are evaluated on a daily basis, as well as annually, using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets not Supporting Fixed Liabilities
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting fixed liabilities which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2016 and 2015. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that these investments generally lack sensitivity to interest rate changes.
Interest Rate Sensitivity of Invested Assets Not Supporting Fixed Liabilities

	Change in Fair Value as of December 31,
	2016		2015
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$2,204	$(2,052)	$2,186	$(2,063)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $40.2 billion and $41.9 billion, as of December 31, 2016 and 2015, respectively. The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.

Equity Risk
Equity risk is the risk of financial loss due to changes in the value of global equities or equity indices.
Sources of Equity Risk The Company has exposure to equity risk from general account assets, variable annuity and mutual fund assets under management, embedded derivatives within the Company’s variable annuity products, and assets that support the Company’s pension and other post retirement benefit plans. The Company's variable products are significantly influenced by the U.S. and other equity markets, as discussed below.
Impact Declines in equity markets may result in losses due to sales or impairments that are recognized as realized losses in earnings or in reductions in market value that are recognized as unrealized losses in accumulated other comprehensive income ("AOCI"). Declines in equity markets may also decrease the value of limited partnerships and other alternative investments or result in losses on derivatives, including on embedded product derivatives, thereby negatively impacting our reported earnings.
The Company’s variable annuity contracts and mutual funds are significantly influenced by the U.S. and other equity markets. Generally, declines in equity markets will:

•	reduce the value of assets under management and the amount of fee income generated from those assets;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase the costs of the hedging instruments we use in our hedging program;

•	increase the Company’s net amount at risk ("NAR"), described below, for GMDB and GMWB;

•	increase the amount of required assets to be held backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios; and

•
decrease the Company’s estimated future gross profits, resulting in a DAC unlock charge. See Estimated Gross Profits within the Critical Accounting Estimates section of the MD&A for further information.

Increases in equity markets will generally have the inverse impact of those listed in the preceding discussion.
Management The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, reinsurance of product liabilities and hedging of changes in equity indexes.
Equity Risk on the Company’s Variable Annuity products is mitigated through the hedging programs described below, which are primarily focused on mitigating the economic exposure while considering the potential impacts on statutory and GAAP accounting results.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Assets and Liabilities Subject to Equity Risk

Equity investments in the general account portfolio The Company’s general account portfolio is exposed to losses from market declines affecting equity securities, alternative assets, and limited partnerships.

Guaranteed benefits, primarily associated with variable annuity products The Company may experience losses associated with GMDB or GMWB variable annuity guarantees when equity markets decline. (For further discussion, see the Managing equity risk on the Company's variable annuity products section below.)

Assets under management Mutual Funds and variable annuities businesses may experience lower earnings during equity market declines because fee income is earned based upon the value of assets under management.

Assets supporting pension and other post-retirement benefit plans The Company may be required to make additional plan contributions if equity investments in the plan portfolio decline in value. The asset allocation mix is reviewed on a periodic basis. In order to minimize the risk, the pension plans maintain a listing of permissible and prohibited investments and impose concentration limits and investment quality requirements on permissible investment options. For further discussion of equity risk associated with the pension plans, see Note 18 Employee Benefit Plans of Notes to Consolidated Financial Statements.

Managing Equity Risk on the Company's Variable Annuity Products- Most of the Company’s variable annuities include GMDB and certain contracts with GMDB also include GMWB features. Declines in the equity markets will increase the Company’s liability for these benefits. Many contracts with a GMDB include a maximum anniversary value ("MAV"), which in rising markets resets the guarantee on the anniversary to be 'at the money'. As the MAV increases, it can increase the NAR for subsequent declines in account value. Generally, a GMWB contract is ‘in the money’ if the contractholder’s guaranteed remaining balance ("GRB") becomes greater than the account value.
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $40.7 billion and $44.2 billion as of December 31, 2016 and December 31, 2015, respectively.
The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date).

Total Variable Annuity Guarantees as of December 31, 2016

($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB	$40.7	$3.3	$0.7	28%	14%
GMWB	18.3	0.2	0.1	7%	13%
Total Variable Annuity Guarantees as of December 31, 2015

($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB	$44.2	$4.2	$1.1	55%	9%
GMWB	20.2	0.2	0.2	11%	9%

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
Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offers both guarantees can only receive the GMDB or GMWB. The GMDB NAR disclosed in the preceding tables is a point in time measurement and assumes that all participants utilize the GMDB on that measurement date.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death.

For policies with a GMWB rider, the company expects to incur GMWB payments in the future only if the account value is reduced over time to a specified level through a combination of market performance and periodic withdrawals, at which point the contractholder will receive an annuity equal to the GRB which is generally equal to premiums less withdrawals. For the Company’s “life-time” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

basis and the “life-time” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements. For additional information on the Company's GMDB liability, see Note 12 - Reserve for Future Policy Benefits and Separate

Account Liabilities of Notes to Consolidated Financial Statements.
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
Variable Annuity Hedging Program
The Company’s variable annuity hedging program is primarily focused, through the use of reinsurance and capital market derivative instruments, on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our variable annuity contracts. The variable annuity hedging program also considers the potential impacts on statutory capital.
Reinsurance
The Company uses reinsurance for a portion of contracts with GMWB riders issued prior to the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB with NAR.
GMWB Hedge Program
Under the dynamic hedging program, the Company enters into derivative contracts to hedge market risk exposures associated with the GMWB liabilities that are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.
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
Variable Annuity Hedging Program Sensitivities
The underlying guaranteed withdrawal benefit liabilities (excluding the life contingent portion of GMWB contracts) and hedge assets within the GMWB hedge and Macro hedge programs are carried at fair value.
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of December 31, 2016 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GAAP Sensitivity Analysis (before tax and DAC) as of December 31, 2016[1]

	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(3)	$1	$(5)	$265	$112	$(80)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$(3)	$(1)	$(1)	$6	$3	$(2)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(69)	$(14)	$67	$136	$27	$(125)

[1]	These sensitivities are based on the following key market levels as of December 31, 2016: 1) S&P of 2,239; 2) 10yr US swap rate of 2.38%; and 3) S&P 10yr volatility of 27.06%.
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
Foreign Currency Exchange Risk
Foreign currency exchange risk is the risk of financial loss due to changes in the relative value between currencies.
Sources of currency risk The Company has foreign currency exchange risk in non-U.S. dollar denominated investments, which primarily consist of fixed maturity and equity investments, foreign denominated cash, a yen denominated fixed payout annuity and changes in equity of a P&C run-off entity in the United Kingdom. In addition, the Company’s Talcott Resolution segment formerly issued non-U.S. dollar denominated funding agreement liability contracts.
Impact Changes in relative values between currencies can create variability in cash flows and realized or unrealized gains and losses on changes in the fair value of assets and liabilities.
Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2016 and 2015, management estimates that a hypothetical 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of $11 and $48, respectively, and as of December 31, 2016 excludes the impact of the assets that transferred to held for sale related to the U.K. property and casualty run-off subsidiaries . Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
Management The open foreign currency exposure of non-U.S. dollar denominated investments will most commonly be reduced through the sale of the assets or through hedges using currency futures/forwards/swaps. In order to manage the currency risk related to any non-U.S. dollar denominated liability contracts, the Company enters into foreign currency swaps or holds non-U.S. dollar denominated investments.

Assets and Liabilities Subject to Foreign Currency Exchange Risk

Non-U.S. dollar denominated fixed maturities, equities, and cash The fair values of the non-U.S. dollar denominated fixed maturities and equities, excluding assets held for sale, at December 31, 2016 and 2015 were approximately $283 and $921, respectively. Included in these amounts are $121 and $530 at December 31, 2016 and 2015, respectively, related to non-U.S. dollar denominated fixed maturities and equities that directly support liabilities denominated in the same currencies. The currency risk of the remaining non-U.S. dollar denominated fixed maturities and equities are hedged with foreign currency swaps. In addition, the Company holds $726 of yen-denominated cash, of which $520 is hedged with foreign currency forwards and $206 is derivative cash collateral pledged by counterparties and has an offsetting collateral liability.

Yen denominated fixed payout annuities under a reinsurance contract The Company has entered into pay U.S. dollar, receive yen swap contracts to hedge the currency exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.

Investment in a P&C run-off entity in the United Kingdom During 2015, the Company entered into certain foreign currency forwards to hedge the currency impacts on changes in equity of a P&C run-off entity in the United Kingdom. At December 31, 2016 and 2015, the derivatives used to hedge the currency impacts had a total notional amount of $200 and $191, respectively, and a total fair value of $(2) and $6, respectively.

Non-U.S. dollar denominated funding agreement liability contracts The Company hedged the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2016 and 2015, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $94 and $94, and a total fair value of $(26) and $(26), respectively.

Financial Risk on Statutory Capital
Statutory surplus amounts and risk-based capital (“RBC”) ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. In general, as equity market levels and interest rates decline, the amount and volatility of both our actual or potential obligation, as well as the related statutory surplus and capital margin can be materially negatively affected, sometimes at a greater than linear rate. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:

•	Differences in performance of variable subaccounts relative to indices and/or realized equity and interest rate volatilities may affect RBC ratios.

•
Rising equity markets will generally result in an increase in statutory surplus and RBC ratios. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase with rising equity markets, resulting in lower RBC ratios. The Company has reinsured approximately 39% of its risk associated with GMWB and 79% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets.

•	A decrease in the value of certain fixed-income and equity securities in our investment portfolio, due in part to credit spreads widening, may result in a decrease in statutory surplus and RBC ratios.

•
Credit spreads on invested assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates, the calculation of statutory reserves for fixed MVA annuities will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus.

•	Decreases in the value of certain derivative instruments that do not get hedge accounting, may reduce statutory surplus and RBC ratios.

•	Sustained low interest rates with respect to the fixed annuity business may result in a reduction in statutory surplus and an increase in NAIC required capital.

•
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
Investment Portfolio Risk
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this section are based on availability, and are generally the midpoint of the available ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

Fixed Maturities by Credit Quality

	December 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,474	$7,626	13.6%	$7,911	$8,179	13.8%
AAA	6,733	6,969	12.5%	6,980	7,195	12.2%
AA	8,764	9,182	16.4%	9,943	10,584	17.9%
A	14,169	14,996	26.8%	14,297	15,128	25.5%
BBB	13,399	13,901	24.8%	14,598	14,918	25.2%
BB & below	3,266	3,329	5.9%	3,236	3,192	5.4%
Total fixed maturities, AFS	$53,805	$56,003	100%	$56,965	$59,196	100%
The fair value of AFS securities decreased, as compared with December 31, 2015, due to the continued run-off of Talcott Resolution and the transfer of assets to assets held for sale related to the U.K. property and casualty run-off subsidiaries. For further discussion on the disposition, see Note 2 - Business Acquisitions, Dispositions and Discontinued Operations of Notes

to Consolidated Financial Statements. In addition, the decline relates to an increase in short-term investments until those assets are reinvested into longer duration asset classes. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type

	December 31, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$2,057	$10	$(30)	$2,037	3.6%	$2,183	$6	$(40)	$2,149	3.6%
Small business	86	3	(1)	88	0.2%	123	12	(4)	131	0.2%
Other	253	4	—	257	0.5%	214	6	(1)	219	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations ("CLOs")	1,597	7	(4)	1,600	2.9%	2,514	4	(21)	2,497	4.2%
Commercial real estate ("CREs")	18	30	—	48	0.1%	91	42	(1)	132	0.2%
Other [1]	238	30	—	268	0.5%	384	29	(1)	409	0.7%
CMBS
Agency backed [2]	1,439	24	(20)	1,443	2.6%	1,224	34	(8)	1,250	2.1%
Bonds	2,681	62	(33)	2,710	4.7%	2,725	58	(29)	2,754	4.7%
Interest only (“IOs”)	787	11	(15)	783	1.4%	719	13	(19)	713	1.2%
Corporate
Basic industry	1,071	61	(9)	1,123	2.0%	1,161	55	(45)	1,171	2.0%
Capital goods	1,522	110	(15)	1,617	2.9%	1,781	110	(15)	1,876	3.2%
Consumer cyclical	1,517	78	(10)	1,585	2.8%	1,848	68	(24)	1,892	3.2%
Consumer non-cyclical	3,792	206	(45)	3,953	7.1%	3,735	196	(24)	3,907	6.6%
Energy	2,098	142	(17)	2,223	4.0%	2,276	84	(111)	2,249	3.8%
Financial services	4,806	262	(32)	5,036	9.0%	6,083	246	(63)	6,266	10.6%
Tech./comm.	3,385	265	(20)	3,630	6.5%	3,553	229	(62)	3,720	6.3%
Transportation	896	46	(7)	935	1.7%	869	43	(10)	902	1.5%
Utilities	5,024	326	(65)	5,285	9.3%	4,395	299	(60)	4,634	7.8%
Other	269	14	(4)	279	0.5%	175	12	(2)	185	0.3%
Foreign govt./govt. agencies	1,164	33	(26)	1,171	2.1%	1,321	34	(47)	1,308	2.2%
Municipal bonds
Taxable	1,497	116	(20)	1,593	2.8%	1,315	92	(9)	1,398	2.4%
Tax-exempt	9,328	616	(51)	9,893	17.7%	9,809	916	(2)	10,723	18.1%
RMBS
Agency	2,493	39	(28)	2,504	4.5%	2,206	64	(6)	2,264	3.8%
Non-agency	178	3	(1)	180	0.3%	89	2	—	91	0.2%
Alt-A	117	2	—	119	0.2%	68	1	—	69	0.1%
Sub-prime	1,950	22	(8)	1,964	3.5%	1,623	15	(16)	1,622	2.7%
U.S. Treasuries	3,542	182	(45)	3,679	6.6%	4,481	222	(38)	4,665	7.9%
Fixed maturities, AFS	53,805	2,704	(506)	56,003	100%	56,965	2,892	(658)	59,196	100%
Equity securities
Financial services	203	15	(1)	217	19.8%	159	1	(2)	158	18.8%
Other	817	81	(18)	880	80.2%	683	37	(39)	681	81.2%
Equity securities, AFS	1,020	96	(19)	1,097	100%	842	38	(41)	839	100%
Total AFS securities	$54,825	$2,800	$(525)	$57,100		$57,807	$2,930	$(699)	$60,035
Fixed maturities, FVO				$293					$503
Equity, FVO [3]				$—					$282

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]	Included in equity securities, AFS on the Consolidated Balance Sheets.
The fair value of AFS securities decreased, as compared with December 31, 2015, due to the continued run-off of Talcott Resolution and the transfer of $619 in assets to assets held for sale related to the U.K. property and casualty run-off subsidiaries. For further discussion on the disposition, see Note 2 - Business Acquisitions, Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements. The Company also reduced its allocation to financial services and U.S. Treasuries and purchased RMBS.
European Exposure
Certain economies in the European region have experienced adverse economic conditions in recent years, specifically in Europe’s peripheral region (Greece, Ireland, Italy, Portugal and Spain). While some economic conditions have improved, continued slow GDP growth, elevated unemployment levels and increased volatility in the financial markets following the United Kingdom’s referendum to withdraw from the European Union may continue to put pressure on sovereign debt. The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A.
As of December 31, 2016, the Company’s European investment exposure had an amortized cost and fair value of $3.4 billion and

$3.6 billion, respectively, or 5% of total invested assets; as of December 31, 2015, amortized cost and fair value totaled $4.2 billion and $4.3 billion, respectively. The investment exposure largely relates to corporate entities which are domiciled in or generate a significant portion of their revenue within the United Kingdom, the Netherlands, Germany and Switzerland. The Company does not hold any sovereign exposure to the peripheral region and does not hold any exposure to issuers in Greece. As of both December 31, 2016 and 2015, the weighted average credit quality of European investments was A-. Entities domiciled in the United Kingdom comprise the Company's largest exposure; as of December 31, 2016 and 2015, the U.K. exposure totals less than 2% of total invested assets and largely relates to industrial and financial services corporate securities and has an average credit rating of BBB+. The majority of the European investments are U.S. dollar-denominated, and those securities that are British pound or euro-denominated are hedged to U.S. dollars. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A.
Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturities and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

Financial Services by Credit Quality

	December 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$13	$15	$2	$40	$42	$2
AA	583	602	19	747	763	16
A	2,219	2,354	135	2,922	3,025	103
BBB	1,856	1,934	78	2,133	2,188	55
BB & below	338	348	10	400	406	6
Total [1]	$5,009	$5,253	$244	$6,242	$6,424	$182

[1]
Includes equity, AFS securities with an amortized cost and fair value of $203 and $217, respectively as of December 31, 2016 and an amortized cost and fair value of $159 and $158, respectively, as of December 31, 2015 included in the AFS by type table above.

The Company's investment in the financial services sector decreased, as compared to December 31, 2016, due to sales of corporate securities.
Commercial Real Estate
Through December 31, 2016, commercial real estate market conditions, including property prices, occupancies, financial conditions, transaction volume, and delinquencies, continued to improve. In addition, the availability of credit has increased and there is now less concern about the ability of borrowers to refinance as loans come due.

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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS Bonds as of December 31, 2016

	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$111	$120	$49	$55	$3	$3	$5	$5	$1	$1	$169	$184
2006	10	11	5	5	2	2	4	4	—	—	21	22
2007	122	127	83	83	97	97	5	5	21	21	328	333
2008	35	36	—	—	—	—	—	—	—	—	35	36
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	8	8	—	—	—	—	—	—	26	27
2011	55	59	—	—	13	13	2	2	—	—	70	74
2012	40	41	6	6	30	30	20	18	—	—	96	95
2013	16	17	95	99	110	113	4	4	—	—	225	233
2014	301	309	64	65	72	70	1	1	—	—	438	445
2015	210	210	200	198	207	206	87	87	—	—	704	701
2016	132	130	249	242	113	113	64	64	—	—	558	549
Total	$1,061	$1,090	$759	$761	$647	$647	$192	$190	$22	$22	$2,681	$2,710
Credit protection	33.3%		22.4%		18.0%		16.2%		32.5%		25.3%
Exposure to CMBS Bonds as of December 31, 2015

	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$110	$119	$77	$83	$5	$5	$5	$5	$2	$2	$199	$214
2006	149	151	102	104	140	141	61	62	22	22	474	480
2007	202	206	170	178	81	83	20	20	51	52	524	539
2008	37	38	—	—	—	—	—	—	—	—	37	38
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	8	8	—	—	—	—	—	—	26	27
2011	55	59	—	—	—	—	23	23	—	—	78	82
2012	40	40	6	6	26	26	33	32	—	—	105	104
2013	16	16	95	97	79	80	9	10	1	1	200	204
2014	329	335	58	58	69	68	6	6	2	2	464	469
2015	201	197	163	158	172	165	71	66	—	—	607	586
Total	$1,168	$1,191	$679	$692	$572	$568	$228	$224	$78	$79	$2,725	$2,754
Credit protection	32.9%		25.8%		18.4%		16.6%		18.7%		26.3%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $18 and $48, respectively, as of December 31, 2016, and $91 and $132, respectively, as of December 31, 2015. These securities are comprised of pools of commercial mortgage loans or equity positions of other CMBS securitizations.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, but may include participations. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations. As of December 31, 2016, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Commercial Mortgage Loans

	December 31, 2016			December 31, 2015
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Whole loans	$5,580	$(19)	$5,561	$5,491	$(23)	$5,468
A-Note participations	136	—	136	139	—	139
B-Note participations	—	—	—	17	—	17
Total	$5,716	$(19)	$5,697	$5,647	$(23)	$5,624

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
During 2016, the Company funded $516 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 63% and a weighted average yield of 3.6%. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of December 31, 2016 or December 31, 2015.
Year ended December 31, 2016

•	Valuation allowances on mortgage loans decreased $4, largely driven by paydowns.

Year ended December 31, 2015

•	Valuation allowances on mortgage loans increased $5, largely driven by individual property performance.
Year ended December 31, 2014

•	Valuation allowances on mortgage loans increased $4, largely driven by individual property performance.
Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds

	December 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,809	$1,907	AA	$2,069	$2,243	AA
Pre-refunded [1]	1,590	1,693	AAA	850	903	AAA
Revenue
Transportation	1,591	1,724	A+	1,566	1,744	A+
Health Care	1,216	1,285	AA-	1,371	1,499	AA-
Water & Sewer	1,019	1,066	AA	1,228	1,324	AA
Education	988	1,023	AA	1,109	1,205	AA
Sales Tax	574	627	AA	692	779	AA-
Leasing [2]	681	734	AA-	728	803	AA-
Power	571	605	A+	658	709	A+
Housing	136	140	A	91	94	AA
Other	650	682	AA-	762	818	AA-
Total Revenue	7,426	7,886	AA-	8,205	8,975	AA-
Total Municipal	$10,825	$11,486	AA	$11,124	$12,121	AA-

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

As of December 31, 2016 and December 31, 2015, the largest issuer concentrations were the state of California, the Commonwealth of Massachusetts, and the New York Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Investments in Limited Partnerships and Other Alternative Investments

	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Hedge funds	$536	21.8%	$1,034	36.0%
Real estate funds	629	25.6%	576	20.0%
Private equity and other funds	1,291	52.6%	1,264	44.0%
Total	$2,456	100%	$2,874	100%
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $525 as of December 31, 2016, and have decreased $174, or 25%, from December 31, 2015, due to tighter credit spreads, partially offset by higher interest rates. As of December 31, 2016, $502 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $23 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily securities with exposure to commercial real estate and corporate securities which are depressed primarily due to wider credit spreads since the securities were purchased.

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

Unrealized Loss Aging for AFS Securities

	December 31, 2016				December 31, 2015
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	2,119	$11,299	$11,037	$(262)	2,094	$10,535	$10,398	$(137)
Greater than three to six months	1,109	2,039	1,934	(105)	819	2,837	2,735	(102)
Greater than six to nine months	151	484	456	(28)	933	4,421	4,194	(227)
Greater than nine to eleven months	151	452	441	(11)	329	1,302	1,242	(60)
Twelve months or more	657	2,565	2,446	(119)	675	3,072	2,896	(173)
Total	4,187	$16,839	$16,314	$(525)	4,850	$22,167	$21,465	$(699)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%

	December 31, 2016				December 31, 2015
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	83	$24	$18	$(6)	240	$288	$212	$(76)
Greater than three to six months	38	13	9	(4)	130	77	51	(26)
Greater than six to nine months	21	14	10	(4)	5	3	2	(1)
Greater than nine to eleven months	11	1	—	(1)	6	12	8	(4)
Twelve months or more	56	19	11	(8)	50	28	18	(10)
Total	209	$71	$48	$(23)	431	$408	$291	$(117)
[1]Unrealized losses exclude the fair value of bifurcated embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).
Other-than-temporary Impairments Recognized in Earnings by Security Type

	For the years ended December 31,
	2016	2015	2014
CRE CDOs	—	1	—
CMBS	2	3	3
Corporate	46	71	35
Equity	7	16	11
Municipal	—	2	3
RMBS	—	1	4
Foreign government	—	5	—
U.S. Treasuries	1	—	—
Other	—	3	3
Total	$56	$102	$59
Year ended December 31, 2016
For the year ended December 31, 2016, impairments recognized in earnings were comprised of credit impairments of $43, impairments on equity securities of $7, and securities that the Company intends to sell ("intent-to-sell impairments") of $6.
For the year ended December 31, 2016, credit impairments were primarily related to corporate securities and were identified through security specific reviews and resulted from changes in the financial condition of the issuer. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments. Impairments on equity securities were comprised of securities in an unrealized loss position that the Company does not believe will recover in the foreseeable future. Intent-to-sell impairments for the year ended December 31, 2016 were primarily comprised of securities in the corporate sector.
Non-credit impairments recognized in other comprehensive income were $8 for the year ended December 31, 2016. These non-credit impairments represent the excess of the Company’s best estimate of the discounted expected future cash flows over the fair value.

Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations.
Year ended December 31, 2015
For the year ended December 31, 2015, impairments recognized in earnings were comprised of intent-to-sell impairments of $54 and credit impairments of $29, both of which were primarily concentrated in corporate securities. Also, impairments recognized in earnings included impairments on equity securities of $16 that were in an unrealized loss position and the Company no longer believed the securities would recover in the foreseeable future, as well as $3 of other impairments.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available at the holding company as of December 31, 2016:

•	$1.2 billion in fixed maturities, short-term investments and cash at HFSG Holding Company

•	$500 in contingent capital facility. In February of 2017, the Company issued $500 of junior subordinated notes under the facility

•	Borrowings available under a commercial paper program to a maximum of $1 billion. As of December 31, 2016 there was no commercial paper outstanding

•
A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019. No borrowings were outstanding as of December 31, 2016

Expected liquidity requirements for the next twelve months as of December 31, 2016:

•	$650 reinsurance premium which was paid on January 6, 2017

•	$416 maturing debt payment due in March of 2017

•	$320 interest on debt

•	$340 common stockholders dividends, subject to the discretion of the Board of Directors

Equity repurchase program:

•	Authorization for equity repurchases of up to $1.3 billion for the period October 31, 2016 through December 31, 2017.
•$1.3 billion remaining as of December 31, 2016

2017 subsidiary dividend capacity:

•	Dividend capacity of $1.5 billion for property and casualty subsidiaries with $850 net dividends expected in 2017.

•	Dividend capacity of $207 for Hartford Life and Accident Insurance Company ("HLA") with $250 of dividends expected in 2017, subject to regulatory approval.

•
Dividend capacity of $1.0 billion for Hartford Life Insurance Company. On January 30, 2017, Hartford Life Insurance Company ("HLIC") paid a dividend of $300. HFSG Holding Company anticipates receiving an additional $300 of dividends from HLIC during 2017.

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
As of December 31, 2016, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.2 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payments of 5.375% Notes, due 2017 of $416 at maturity, interest payments on debt of approximately $320 and common stockholder dividends, subject to discretion of the Board of Directors, of approximately $340.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of December 31, 2016, there were no amounts outstanding from the HFSG Holding Company.
Debt
On October 17, 2016, the Company repaid its $275, 5.5% senior notes at maturity.
On February 15, 2017, pursuant to the put option agreement with the Glen Meadow ABC Trust, the Company issued $500 junior subordinated notes with a scheduled maturity of February 12, 2047, and a final maturity of February 12, 2067. The junior subordinated notes bear interest at an annual rate of three-month LIBOR plus 2.125%, payable quarterly. The Hartford will have the right, on one or more occasions, to defer interest payments due on the junior subordinated notes under specified circumstances. The Company expects to use the proceeds to fund the call of $500 in 8.125% junior subordinated debentures that are due 2068 and that are first callable in June 2018. As such, the proceeds of the $500 of junior subordinated notes issued under the contingent capital facility will be held at the holding company until June of 2018, resulting in an increase in debt to capital ratios during that time.
For further information regarding debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Intercompany Liquidity Agreements
On January 5, 2017, Hartford Fire Insurance Company, a subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $230 to Hartford Accident and Indemnity Company, an indirectly wholly-owned subsidiary of the Company, under the intercompany liquidity agreement. The note was issued to fund the liquidity needs associated with the $650

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ceded premium paid in January 2017 for the adverse development cover with NICO. The Note bears interest at 1.85% and matures on December 29, 2017.
Equity
In October 2016, the Board of Directors authorized a new equity repurchase program for $1.3 billion for the period commencing October 31, 2016 through December 31, 2017. The $1.3 billion authorization is in addition to the Company's prior authorization for $4.375 billion, which was completed by December 31, 2016. As of December 31, 2016, the Company had $1.3 billion remaining under its new equity repurchase program. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.
During the year ended December 31, 2016, the Company repurchased 30.8 million common shares for $1,330. During the period January 1, 2017 through February 22, 2017, the Company repurchased 4.0 million common shares for $192.
Dividends
On February 23, 2017, The Hartford’s Board of Directors declared a quarterly dividend of $0.23 per common share payable on April 3, 2017 to common shareholders of record as of March 6, 2017. There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders. For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see "Dividends from Insurance Subsidiaries" below. For a discussion of potential limitations on the HFSG Holding Company's ability to pay dividends, see Part I, Item 1A, — Risk Factors for the risk factor "Our ability to declare and pay dividends is subject to limitations" .
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, minimum contributions are mandated in certain circumstances pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations. The Company made contributions to the U. S. qualified defined benefit pension plan of approximately $300, $100 and $100 in 2016, 2015 and 2014, respectively. No contributions were made to the other postretirement plans in 2016, 2015 and 2014. The Company’s 2016, 2015 and 2014 required minimum funding contributions were immaterial. The Company does not have a 2017 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2017. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2017 to make this determination.
Beginning in 2017, the Company will use a full yield-curve approach in the estimation of the interest cost component of net periodic benefit costs for its qualified and non-qualified pension plans and the postretirement benefit plan. The full yield curve approach applies the specific spot rates along the yield curve that are used in its determination of the projected benefit obligation at the beginning of the year. The change is being made to provide a better estimate of the interest cost component of net periodic benefit cost by better aligning projected benefit cash flows with corresponding spot rates on the yield curve rather than using a single weighted average discount rate derived from the yield curve as had been done historically.
This change does not affect the measurement of the Company's total benefit obligations as the change in the interest cost in net income is completely offset in the actuarial (gain) loss reported for the period in other comprehensive income. The change will result in a reduction of the interest cost component of net periodic benefit cost for 2017 of $37 before tax. The discount rate that will be used to measure interest cost during 2017 is 3.58%, 3.55% and 3.13% for the qualified pension plan, non-qualified pension plan and postretirement benefit plan, respectively. Under the Company's historical estimation approach, the weighted average discount rate for the interest cost component would have been 4.22%, 4.19% and 3.97% for the qualified pension plan, non-qualified pension plan and postretirement benefit plan, respectively. The Company will account for the change in estimation approach as a change in estimate, and accordingly, will recognize the effect prospectively beginning in 2017.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are domiciled or deemed commercially domiciled under applicable state insurance laws contain similar or in certain state(s) more restrictive limitations on the payment of dividends. In addition, if any dividend of a domiciled insurer exceeds the insurer's earned surplus or certain other thresholds as calculated under applicable state insurance law, the dividend requires the prior approval of the domestic regulator. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of Hartford Life, Inc. ("HLI") and other factors. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company.
During 2016, HFSG Holding Company received approximately $1.2 billion in dividends from its property and casualty insurance subsidiaries. Dividends received from its property-casualty subsidiaries included approximately $440 funded through principal and interest payments on an intercompany note paid by

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company. In addition to the property and casualty insurance subsidiaries dividends, HFSG Holding Company received approximately $1 billion through a series of transactions with HLI’s life insurance subsidiaries.
2017 Dividend Capacity

•
P&C - The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. In 2017, HFSG Holding Company anticipates receiving net dividends of approximately $850 from its property and casualty insurance subsidiaries.

•
Group Benefits - Hartford Life and Accident Insurance Company ("HLA") is permitted to pay up to a maximum of $207 in dividends without prior approval from the insurance commissioner. In 2017, HFSG Holding Company anticipates receiving dividends of approximately $250 from HLA, subject to regulatory approval.

•
Talcott Resolution - Hartford Life Insurance Company ("HLIC") is permitted to pay up to a maximum of $1 billion in dividends to HFSG Holding Company without prior approval from the insurance commissioner. However, to meet the liquidity needed to pay dividends up to the HFSG Holding Company, HLIC may require receiving regulatory approval for extraordinary dividends from HLIC's wholly-owned subsidiary, Hartford Life and Annuity Insurance Company. On January 30, 2017, Hartford Life Insurance Company paid a dividend of $300. HFSG Holding Company anticipates receiving an additional $300 of dividends from HLIC during 2017.

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
Shelf Registrations
On July 29, 2016, The Hartford filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-212778) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement.
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. On February 8, 2017, The Hartford exercised the put option resulting in the issuance of $500 in junior subordinated notes with proceeds received on February 15, 2017. Under the Put Option Agreement, The Hartford had been paying the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company does not consolidate the Glen Meadow ABC Trust.
The junior subordinated notes have a scheduled maturity of February 12, 2047, and a final maturity of February 12, 2067. The Company is required to use reasonable efforts to sell certain qualifying replacement securities in order to repay the debentures at the scheduled maturity date. The junior subordinated notes bear interest at an annual rate of three-month LIBOR plus 2.125%, payable quarterly, and are unsecured, subordinated indebtedness of The Hartford. The Hartford will have the right, on one or more occasions, to defer interest payments due on the junior subordinated notes under specified circumstances.
Upon receipt of the proceeds, the Company entered into a replacement capital covenant (the "RCC"). Under the terms of the RCC, if the Company redeems the debentures at any time prior to February 12, 2047 (or such earlier date on which the RCC terminates by its terms) it can only do so with the proceeds from the sale of certain qualifying replacement securities. The RCC also prohibits the Company from redeeming all or any portion of the notes on or prior to February 15, 2022.
Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2016 there was no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of December 31, 2016, no borrowings were outstanding under the Credit Facility. As of December 31, 2016, the Company was in compliance with all financial covenants within the Credit Facility.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2016 was $1.4 billion. Of this $1.4 billion, the legal entities have posted collateral of $1.7 billion in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2016, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of December 31, 2016, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require additional $10 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of December 31, 2016, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings was $1.1 billion and $23, respectively. These amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
Insurance Operations
While subject to variability period to period, claim frequency and severity patterns and the level of policy surrenders continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A.
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
Property & Casualty

As of
December 31, 2016
Fixed maturities	$24,488
Short-term investments	1,162
Cash	298
Less: Derivative collateral	218
Total	$25,730
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized capital losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $40 billion of cash and total general account invested assets, which included a significant short-term investment position to meet liquidity needs.
Life Operations

As of
December 31, 2016
Fixed maturities	$30,956
Short-term investments	1,751
Cash	584
Less: Derivative collateral	1,239
Total	$32,052
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
HLIC, an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The CTDOI will permit HLIC to pledge up to $1.1 billion in qualifying assets to

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

secure FHLBB advances for 2017. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the

CTDOI in order to exceed these limits. As of December 31, 2016, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations

As of
December 31, 2016
Total Life contractholder obligations	$166,563
Less: Separate account assets [1]	115,665
General account contractholder obligations	$50,898
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$24,672
U.S. Fixed MVA annuities [3]	5,153
Other [4]	21,073
General account contractholder obligations	$50,898

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

[2]	Relates to contracts such as payout annuities, institutional notes, term life, group benefit contracts, or death and living benefit reserves, which cannot be surrendered for cash.

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

[4]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Life Operations' individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business, may be funded through operating cash flows of Life Operations, available short-term investments, or Life Operations may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life Operations may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses to MassMutual and Prudential, respectively. These reinsurance transactions do not extinguish the Company's primary liability on the insurance policies issued under these businesses.

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the contingent capital facility described above, as well as unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans as disclosed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Aggregate Contractual Obligations as of December 31, 2016

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Property and casualty obligations [1]	$22,316	$5,071	$5,294	$2,579	$9,372
Life, annuity and disability obligations [2]	249,730	17,318	30,398	24,466	177,548
Operating lease obligations [3]	163	42	63	30	28
Long-term debt obligations [4]	10,501	726	1,270	942	7,563
Purchase obligations [5]	3,188	2,379	576	208	25
Other liabilities reflected on the balance sheet [6]	1,687	1,297	389	1	—
Total	$287,585	$26,833	$37,990	$28,226	$194,536

[1]	The following points are significant to understanding the cash flows estimated for obligations (gross of reinsurance) under property and casualty contracts:

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

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2016, the total property and casualty reserves in the above table are gross of a reserve discount of $483.

[2]
Estimated life, annuity and disability obligations (gross of reinsurance) include death and disability claims, policy surrenders, policyholder dividends and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated life, annuity and disability obligations are based on mortality, morbidity and lapse assumptions comparable with the Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth and interest crediting consistent with other assumptions. In contrast to this table, the majority of the Company’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid losses and loss adjustment expenses, other policyholder funds and benefits payable, and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

[3]
Includes future minimum lease payments on operating lease agreements. See Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[4]	Includes contractual principal and interest payments. See Note 13 - Debt of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[5]
Includes $1.6 billion in commitments to purchase investments including approximately $1.2 billion of limited partnership and other alternative investments, $313 of private placements, and $95 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s Consolidated Balance Sheets. Also included in purchase obligations is $962 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[6]
Includes cash collateral of $387 which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year. Also included in other long-term liabilities are net unrecognized tax benefits of $12, retained yen denominated fixed payout annuity liabilities of $540, and consumer notes of $21. Consumer notes include principal payments and contractual interest for fixed rate notes and interest based on current rates for floating rate notes.

Capitalization

Capital Structure

	December 31, 2016	December 31, 2015	Change
Short-term debt (includes current maturities of long-term debt)	$416	$275	51%
Long-term debt	4,636	5,084	(9)%
Total debt [1]	5,052	5,359	(6)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	17,240	17,971	(4)%
AOCI, net of tax	(337)	(329)	2%
Total stockholders’ equity	$16,903	$17,642	(4)%
Total capitalization including AOCI	$21,955	$23,001	(5)%
Debt to stockholders’ equity	30%	30%
Debt to capitalization	23%	23%

[1]	Total debt of the Company excludes $20 and $38 of consumer notes as of December 31, 2016 and December 31, 2015, respectively.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total stockholders' equity decreased in 2016 primarily due to share repurchases and common stockholder dividends in excess of net income. Total capitalization decreased $1,046, or 5%, as of December 31, 2016 compared with December 31, 2015 primarily due to decreases in both stockholders' equity and total debt.

For additional information regarding AOCI, net of tax, see Note 17 - Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) of Notes to Consolidated Financial Statements.

Cash Flow

	2016	2015	2014
Net cash provided by operating activities	$2,066	$2,756	$1,886
Net cash provided by investing activities	$949	$485	$1,696
Net cash used for financing activities	$(2,541)	$(3,144)	$(4,476)
Cash — end of year	$882	$448	$399
Year ended December 31, 2016 compared to the year ended December 31, 2015
Cash provided by operating activities decreased in 2016 as compared to the prior year period primarily due to an increase in claims paid, including the Company's payment of $315 related to the settlement of PPG asbestos liabilities. In addition, the Company contributed $300 to its U.S. qualified pension plan in 2016 versus a contribution of $100 in 2015.
Cash provided by investing activities in 2016 primarily related to net proceeds from available-for-sale securities of $2.7 billion, partially offset by net payments for short-term investments of $1.4 billion. Cash provided by investing activities in 2015 primarily relates to net proceeds from short-term investments of $3.1 billion, partially offset by net payments for available-for-sale securities of $1.9 billion and additions to property and equipment of $307.
Cash used for financing activities in 2016 consisted primarily of acquisition of treasury stock of $1.3 billion, net payments for deposits, transfers and withdrawals for investments and universal life products of $782 and repayment of debt of $275. Cash used for financing activities in 2015 consists primarily of net payments for deposits, transfers and withdrawals for investments and universal life products of $1.3 billion and acquisition of treasury stock of $1.3 billion and repayment of debt of $773, partially offset by $507 in proceeds from securities sold under repurchase agreements.
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
Insurance Financial Strength Ratings

	As of	February 22, 2017
	A.M. Best	Standard & Poor's	Moody's
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A	A	A2
Hartford Life Insurance Company	A-	BBB+	Baa2
Hartford Life and Annuity Insurance Company	A-	BBB+	Baa2
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB +	Baa2
Commercial paper	AMB-1	A-2	P-2

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

These ratings are not a recommendation to buy or hold any of The Hartford’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory capital and surplus (referred to collectively as "statutory capital") necessary to support the business written and is reported in accordance with accounting practices prescribed by the applicable state insurance department. See Part I, Item 1A. Risk Factors — “Downgrades in our financial strength or credit ratings may make our products less attractive, increase our cost of capital and inhibit our ability to refinance our debt.”
Statutory Capital
Statutory Capital for the Company’s Insurance Subsidiaries

	As of December 31,
	2016	2015
Life insurance subsidiaries	$6,022	$6,591
Property & casualty insurance subsidiaries	8,261	8,563
Total	$14,283	$15,154
Life insurance subsidiaries - Statutory ("STAT") capital for the life insurance subsidiaries decreased by $569, primarily due to dividends of approximately $1 billion, and decreases in admitted deferred income tax of $213, partially offset by non-variable annuity net income of $215 as well as variable annuity net income and surplus impacts of $342 and $(89), respectively, included in Talcott Resolution, and other increases in surplus of $165.
P&C insurance subsidiaries - Statutory capital for the property and casualty insurance subsidiaries decreased by $302, primarily due to dividends to the HFSG Holding Company of $1.2 billion, partially offset by an increase in net unrealized gains on investments of $530, statutory net income of $304 and an increase in deferred tax assets of $147.
Stat to GAAP Differences
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

•
The assumptions used in the determination of Life benefit reserves are prescribed under U.S. STAT, while the assumptions used under U.S. GAAP are generally the Company’s best estimates. The methodologies for determining life insurance reserve amounts are also different. For example, reserving for living benefit reserves under U.S. STAT is generally addressed by the Commissioners’ Annuity Reserving Valuation Methodology and the related Actuarial Guidelines, while under U.S. GAAP, those same living benefits are either embedded derivatives recorded at fair value or are recorded as additional minimum guarantee benefit reserves. The sensitivity of these life insurance reserves to changes in equity markets, as applicable, will be different between U.S. GAAP and U.S. STAT.

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
Risk-Based Capital
The Company's U.S. insurance companies' states of domicile impose RBC requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. On an aggregate basis, The Company's U.S. property and casualty insurance companies' RBC ratio was in excess of 200% of its Company Action Level as of December 31, 2016 and 2015. The RBC ratios for the Company's principal life insurance operating subsidiaries were all in excess of 400% of their respective Company Action Levels as of December 31, 2016 and 2015. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

connection with any marketing, advertising or promotional activities.
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
Contingencies
Legal Proceedings
For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and “Asbestos and Environmental Claims,” in Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
Legislative and Regulatory Developments
Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act") The outcome of the new Administration’s stated intention to repeal and replace the Affordable Care Act may have an impact on various aspects of our business, including our insurance businesses. It is unclear what a replacement of the Affordable Care Act would entail, and to what extent there may be a transition period for the phase out of the Affordable Care Act. The impact to The Hartford as an employer is consistent with other large employers. The Hartford’s core business does not involve the issuance of health insurance, and we have not observed any material impacts on the Company’s workers’ compensation business or group benefits business. We will continue to monitor the impact of the Affordable Care Act and any reforms on consumer, broker and medical provider behavior for leading indicators of changes in medical costs or loss payments primarily on the Company's workers' compensation and disability liabilities.
United States Department of Labor Fiduciary Rule On April 6, 2016, the U.S. Department of Labor ("DOL") issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code.  Implementation will be phased in, with the regulation in full effect by January 1, 2018. The impact of the new regulation on our mutual funds business is difficult to assess because the regulation is new and is still being studied. While we continue to analyze the regulation, we believe the regulation may impact the compensation paid to the financial intermediaries who sell our mutual funds to their retirement clients and could negatively impact our mutual funds business.

In 2016, several plaintiffs, including insurers and industry groups such as the U.S. Chamber of Commerce and the Securities Industry and Financial Markets Association ("SIFMA"), filed lawsuits against the DOL challenging the constitutionality of the fiduciary rule and the DOL’s rulemaking authority. In most cases, the district courts have entered a summary judgment in favor of the DOL.  It is unclear whether the plaintiffs will appeal. We continue to monitor the potential effects of case law and the regulatory landscape on our mutual funds business.
Tax Reform Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the United States Treasury Department could have a material effect on the company and its insurance businesses. These proposals and initiatives include, or could include, changes pertaining to the income tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform, and changes to the regulatory structure for financial institutions. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to tax reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I.
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 14 Commitments and Contingencies of Notes to Consolidated Financial Statements.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.

Part II - Item 9A. Controls and Procedures

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2016.
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2016 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2016.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Attestation report of the Company’s registered public accounting firm
The Hartford's independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on the Company's internal control over financial reporting which is set forth below.

Part II - Item 9A. Controls and Procedures

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report, dated February 24, 2017, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 24, 2017

Part III - Item 10. Directors, and Executive Officers and Corporate Governance of the Hartford

Item 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2017 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters”, “Director Nominees" and "Section (16)(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
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
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company as of February 15, 2017:

Name	Age	Position with The Hartford and Business Experience For the Past Five Years
Beth A. Bombara	49	Executive Vice President and Chief Financial Officer (July 2014-present); President of Talcott Resolution (July 2012-July 2014); Senior Vice President and Controller (June 2007-July 2012)
William A. Bloom	53	Executive Vice President of Operations and Technology (August 2014 - present); President of Global Client Services, EXL (July 2010-July 2014)
Kathy Bromage	59
Chief Marketing and Communications Officer (June 2015-present); Senior Vice President of Strategy and Marketing, Small Commercial and Senior Vice President of Brand Marketing (July 2012-June 2015); Senior Vice President, eBusiness (October 2010-June 2012)

James E. Davey	52	Executive Vice President and President of The Hartford Mutual Funds (2010-present)
Doug Elliot	56	President (July 2014-present); Executive Vice President and President of Commercial Lines (April 2011-July 2014); President and Chief Executive Officer, HSB Group (July 2007-March 2011)
Martha Gervasi	55	Executive Vice President, Human Resources (May 2012-present); Senior Vice President, Human Resources (November 2010-May 2012)
Brion Johnson	57
President of Talcott Resolution (July 2014-present); Executive Vice President, Chief Investment Officer (May 2012-Present); Chief Financial Officer, Hartford Investment Management Company [1] (October 2011-May 2012)

Scott R. Lewis	54	Senior Vice President and Controller (May 2013-present); Senior Vice President and Chief Financial Officer, Personal Lines (2009-May 2013)
David C. Robinson	51
Executive Vice President and General Counsel (June 2015-present); Senior Vice President and Director of Commercial Markets Law (August 2014-May 2015); Senior Vice President and Head of Enterprise Transformation, Strategy and Corporate Development (April 2012-August 2014); Senior Vice President and Director of Corporate Law (September 2010-April 2012)

Robert Rupp	64	Executive Vice President and Chief Risk Officer (October 2011-present); Executive Vice President, Head of Enterprise-Wide Market Risk, BONY Mellon (September 2008-October 2011)
John Wilcox	51
Chief Strategy and Ventures Officer (September 2016-present); President and Chief Operating Officer, Risk Strategies Company (June 2012-September 2016); Senior Vice President of Strategic Planning, The Hartford (January 2011-June 2012)

[1]	Denotes a subsidiary of The Hartford.

Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain of the information called for by Item 12 will be set forth in the Proxy Statement under the caption “Information on Stock Ownership” and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2016 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan") (collectively the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”). On May 21, 2014, the shareholders of the Company approved the 2014 Stock Plan, which superseded the earlier plans. Pursuant to the provisions of the 2014 Stock Plan, no additional shares may be issued from the 2010 Stock Plan. To the extent that any awards under the 2005 Stock Plan and the 2010 Stock Plan are forfeited, terminated, surrendered, exchanged, expire unexercised or are settled in cash in lieu of stock (including to effect tax withholding) or for the issuance of a lesser number of shares than the number of shares subject to the award, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2014 Stock Plan and such shares shall be added to the total number of shares available under the 2014 Stock Plan. For a description of the 2014 Stock Plan and the ESPP, see Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	10,452,528	$34.31	13,257,665
Equity compensation plans not approved by stockholders	—	—	—
Total	10,452,528	$34.31	13,257,665

[1]
The amount shown in this column includes 4,598,463 outstanding options awarded under the 2005 Stock Plan and the 2010 Stock Plan. The amount shown in this column includes 4,912,781 outstanding restricted stock units and 941,284 outstanding performance shares at 100% of target (which excludes 236,892 shares that vested on December 31, 2016, related to the 2014-2016 performance period) as of December 31, 2016 under the 2010 Stock Plan and the 2014 Stock Plan. The maximum number of performance shares that could be awarded is 1,882,568 (200% of target) if the Company achieved the highest performance level. Under the 2010 and 2014 Stock Plans, no more than 500,000 shares in the aggregate can be earned by an individual employee with respect to restricted stock unit and performance share awards made in a single calendar year.  As a result, the number of shares ultimately distributed to an employee with respect to awards made in the same year will be reduced, if necessary, so that the number does not exceed this limit.

[2]	The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.

[3]
Of these shares, 4,722,165 remain available for purchase under the ESPP as of December 31, 2016. 8,535,500 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2014 Stock Plan as of December 31, 2016.

Part IV. Item 15. Exhibits, Financial Statement Schedules

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

(1)	Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

(2)	Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement and Schedules elsewhere herein.

(3)	Exhibits. See Exhibit Index elsewhere herein.

Part IV. Item 15. Exhibits, Financial Statement Schedules

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Part IV. Item 15. Exhibits, Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 24, 2017

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2016	2015	2014
Revenues
Earned premiums	$13,811	$13,577	$13,336
Fee income	1,710	1,839	1,996
Net investment income	2,961	3,030	3,154
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(64)	(108)	(64)
OTTI losses recognized in other comprehensive income (loss) (“OCI”)	8	6	5
Net OTTI losses recognized in earnings	(56)	(102)	(59)
Other net realized capital gains (losses)	(212)	(54)	75
Total net realized capital gains (losses)	(268)	(156)	16
Other revenues	86	87	112
Total revenues	18,300	18,377	18,614
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	11,351	10,775	10,805
Amortization of deferred policy acquisition costs ("DAC")	1,523	1,502	1,729
Insurance operating costs and other expenses	3,633	3,772	4,028
Loss on extinguishment of debt	—	21	—
Loss (gain) on reinsurance transactions	650	(28)	(23)
Interest expense	339	357	376
Total benefits, losses and expenses	17,496	16,399	16,915
Income from continuing operations before income taxes	804	1,978	1,699
Income tax expense (benefit)	(92)	305	350
Income from continuing operations, net of tax	896	1,673	1,349
Income (loss) from discontinued operations, net of tax	—	9	(551)
Net income	$896	$1,682	$798
Income from continuing operations, net of tax, per common share
Basic	$2.31	$4.03	$3.05
Diluted	$2.27	$3.93	$2.93
Net income per common share
Basic	$2.31	$4.05	$1.81
Diluted	$2.27	$3.96	$1.73
Cash dividends declared per common share	$0.86	$0.78	$0.66
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(In millions)	2016	2015	2014
Net income	$896	$1,682	$798
Other comprehensive income (loss):
Changes in net unrealized gain on securities	(3)	(1,091)	1,383
Changes in OTTI losses recognized in other comprehensive income	4	(2)	7
Changes in net gain on cash flow hedging instruments	(54)	(20)	42
Changes in foreign currency translation adjustments	61	(47)	(99)
Changes in pension and other postretirement plan adjustments	(16)	(97)	(326)
OCI, net of tax	(8)	(1,257)	1,007
Comprehensive income	$888	$425	$1,805
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share and per share data)	2016	2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $53,805 and $56,965)	$56,003	$59,196
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $0 and $150)	293	503
Equity securities, available-for-sale, at fair value (cost of $1,020 and $1,135) (includes equity securities, at fair value using the fair value option, of $0 and $282, and variable interest entity assets of $0 and $1)	1,097	1,121
Mortgage loans (net of allowances for loan losses of $19 and $23)	5,697	5,624
Policy loans, at outstanding balance	1,444	1,447
Limited partnerships and other alternative investments (includes variable interest entity assets of $0 and $2)	2,456	2,874
Other investments	403	310
Short-term investments (includes variable interest entity assets, at fair value, of $0 and $3)	3,244	1,843
Total investments	70,637	72,918
Cash (includes variable interest entity assets, at fair value, of $5 and $10)	882	448
Premiums receivable and agents’ balances, net	3,731	3,537
Reinsurance recoverables, net	23,311	23,189
Deferred policy acquisition costs	1,711	1,816
Deferred income taxes, net	3,281	3,206
Goodwill	567	498
Property and equipment, net	991	974
Other assets	1,786	1,639
Assets held for sale	870	—
Separate account assets	115,665	120,123
Total assets	$223,432	$228,348
Liabilities
Unpaid losses and loss adjustment expenses	$27,605	$27,713
Reserve for future policy benefits	13,929	13,859
Other policyholder funds and benefits payable	31,176	31,670
Unearned premiums	5,499	5,385
Short-term debt	416	275
Long-term debt	4,636	5,084
Other liabilities (includes variable interest entity liabilities of $5 and $12)	6,992	6,597
Liabilities held for sale	611	—
Separate account liabilities	115,665	120,123
Total liabilities	206,529	210,706
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 402,923,222 and 490,923,222 shares issued	4	5
Additional paid-in capital	5,247	8,973
Retained earnings	13,114	12,550
Treasury stock, at cost — 28,974,069 and 89,102,038 shares	(1,125)	(3,557)
Accumulated other comprehensive income (loss), net of tax	(337)	(329)
Total stockholders' equity	16,903	17,642
Total liabilities and stockholders’ equity	$223,432	$228,348
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(In millions, except for share data)	2016	2015	2014
Common Stock	$4	$5	$5
Additional Paid-in Capital, beginning of period	8,973	9,123	9,894
Issuance of shares under incentive and stock compensation plans	(143)	(165)	(64)
Stock-based compensation plans expense	74	78	88
Tax benefit on employee stock options and share-based awards	5	27	6
Issuance of shares for warrant exercise	(16)	(90)	(801)
Treasury stock retired	(3,646)	—	—
Additional Paid-in Capital, end of period	5,247	8,973	9,123
Retained Earnings, beginning of period	12,550	11,191	10,683
Net income	896	1,682	798
Dividends declared on common stock	(332)	(323)	(290)
Retained Earnings, end of period	13,114	12,550	11,191
Treasury Stock, at cost, beginning of period	(3,557)	(2,527)	(1,598)
Treasury stock acquired	(1,330)	(1,250)	(1,796)
Treasury stock retired	3,647	—	—
Issuance of shares under incentive and stock compensation plans	153	184	82
Net shares acquired related to employee incentive and stock compensation plans	(54)	(54)	(16)
Issuance of shares for warrant exercise	16	90	801
Treasury Stock, at cost, end of period	(1,125)	(3,557)	(2,527)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(329)	928	(79)
Total other comprehensive income (loss)	(8)	(1,257)	1,007
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(337)	(329)	928
Total Stockholders’ Equity	$16,903	$17,642	$18,720
Common Shares Outstanding, beginning of period (in thousands)	401,821	424,416	453,290
Treasury stock acquired	(30,782)	(28,431)	(49,518)
Issuance of shares under incentive and stock compensation plans	3,766	4,877	2,003
Return of shares under incentive and stock compensation plans to treasury stock	(1,243)	(1,311)	(439)
Issuance of shares for warrant exercise	387	2,270	19,080
Common Shares Outstanding, end of period	373,949	401,821	424,416
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2016	2015	2014
Operating Activities
Net income	$896	$1,682	$798
Adjustments to reconcile net income to net cash provided by operating activities
Net realized capital losses	187	156	141
Amortization of deferred policy acquisition costs	1,523	1,502	1,729
Additions to deferred policy acquisition costs	(1,390)	(1,390)	(1,364)
Depreciation and amortization	398	373	276
Loss on extinguishment of debt	—	21	—
Loss (gain) on sale of businesses	81	(6)	653
Other operating activities, net	178	153	203
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	241	146	(22)
(Decrease) increase in accrued and deferred income taxes	(250)	363	328
Increase in unpaid losses and loss adjustment expenses, reserve for future policy benefits and unearned premiums	353	305	226
Net change in other assets and other liabilities	(151)	(549)	(1,082)
Net disbursements from investment contracts related to policyholder funds — international variable annuities	—	—	(3,993)
Net decrease in equity securities, trading	—	—	3,993
Net cash provided by operating activities	2,066	2,756	1,886
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	24,486	25,946	25,309
Fixed maturities, fair value option	238	181	401
Equity securities, available-for-sale	709	1,319	354
Mortgage loans	647	792	646
Partnerships	779	624	490
Payments for the purchase of:
Fixed maturities, available-for-sale	(21,844)	(27,744)	(22,545)
Fixed maturities, fair value option	(94)	(251)	(369)
Equity securities, available-for-sale	(662)	(1,454)	(683)
Mortgage loans	(717)	(870)	(604)
Partnerships	(441)	(620)	(312)
Net (payments for) proceeds from derivatives	(247)	(173)	10
Net increase (decrease) in policy loans	2	(30)	(11)
Net additions to property and equipment	(224)	(307)	(121)
Net (payments for) proceeds from short-term investments	(1,377)	3,071	(1,814)
Other investing activities, net	(131)	1	(18)
Proceeds from businesses sold	—	—	963
Acquisitions, net of cash acquired	(175)	—	—
Net cash provided by investing activities	949	485	1,696
Financing Activities
Deposits and other additions to investment and universal life-type contracts	4,186	4,718	5,289
Withdrawals and other deductions from investment and universal life-type contracts	(14,790)	(17,085)	(21,870)
Net transfers from separate accounts related to investment and universal life-type contracts	9,822	11,046	14,366
Repayments at maturity or settlement of consumer notes	(17)	(33)	(13)
Net increase in securities loaned or sold under agreements to repurchase	188	507	—
Repayment of debt	(275)	(773)	(200)
Net issuance of shares under incentive and stock compensation plans and excess tax benefit	9	42	30
Treasury stock acquired	(1,330)	(1,250)	(1,796)
Dividends paid on common stock	(334)	(316)	(282)
Net cash used for financing activities	(2,541)	(3,144)	(4,476)
Foreign exchange rate effect on cash	(40)	(48)	(135)
Net increase (decrease) in cash	434	49	(1,029)
Cash — beginning of period	448	399	1,428
Cash — end of period	$882	$448	$399
Supplemental Disclosure of Cash Flow Information
Income tax (payments)/refunds received	$(130)	$80	$313
Interest paid	$336	$361	$377
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group life and disability products and mutual funds and exchange-traded products to individual and business customers in the United States (collectively, “The Hartford”, the “Company”, “we” or “our”). Also, the Company continues to run-off life and annuity products previously sold.
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
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of HLIKK to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company.
For further discussion of these transactions, see Note 2 - Business Acquisitions, Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
Consolidation
The Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., and entities in which the Company directly or indirectly has a controlling financial interest. Entities in which the Company has significant influence over the operating and financing decisions but does not control, are reported using the equity method. All intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.
Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. When a component is identified for discontinued operations reporting, amounts for prior periods are retrospectively reclassified as discontinued operations. Prior to January 1, 2015, components were identified as discontinued operations if the operations and cash flows of the component had been or would be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company would not have any significant continuing involvement in the operations of the component after the disposal transaction. For transactions occurring January 1, 2015 or later, under updated guidance issued by the Financial Accounting Standards Board ("FASB"), components are identified as discontinued operations if they are a major part of an entity's operations and financial results such as a separate major line of business or a separate major geographical area of operations regardless of whether the Company has significant continuing involvement in the operations of the component after the disposal transaction. For information on specific discontinued operations, see Note 2 - Business Acquisitions, Dispositions and Discontinued Operations of the Notes to Consolidated Financial Statements.
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
The most significant estimates include those used in determining property and casualty and group long-term disability insurance product reserves, net of reinsurance; estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; evaluation of goodwill for impairment; valuation of investments and derivative instruments; valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In conjunction with the adoption of ASU 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts, the Company disaggregated unpaid losses and loss adjustment expenses and the reserve for future policy benefits on the Consolidated Balance Sheets in order to provide more clear linkage to the newly required footnote disclosures in Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
Adoption of New Accounting Standards
On January 1, 2016 the Company adopted new consolidation guidance issued by the FASB. The updates revise when to consolidate variable interest entities ("VIEs") and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

to be a variable interest in an entity. The updates also modify guidance for determining whether limited partnerships are VIEs or voting interest entities. The new guidance did not have a material effect on the Company’s Consolidated Financial Statements.
Future Adoption of New Accounting Standards
Goodwill
In January 2017, the FASB issued updated guidance on testing goodwill for impairment. The updated guidance requires recognition and measurement of goodwill impairment based on the excess of the carrying value of the reporting unit compared to its estimated fair value, with the amount of the impairment not to exceed the carrying value of the reporting unit’s goodwill. Under existing guidance, if the reporting unit’s carrying value exceeds its estimated fair value, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. An impairment loss is then recognized for the excess, if any, of the carrying value of the reporting unit’s goodwill compared to the implied goodwill value. The Company expects to adopt the updated guidance January 1, 2020 on a prospective basis as required, although earlier adoption is permitted. While the Company would not have recognized a goodwill impairment loss for the years presented, the impact of the adoption will depend on the estimated fair value of the Company’s reporting units compared to the carrying value at adoption.
Financial Instruments - Credit Losses
The FASB issued updated guidance for recognition and measurement of credit losses on financial instruments. The new guidance will replace the “incurred loss” approach with an “expected loss” model for recognizing credit losses for instruments carried at other than fair value, which will initially result in the recognition of greater allowances for losses. The allowance will be an estimate of credit losses expected over the life of debt instruments, such as mortgage loans, reinsurance recoverables and receivables. Credit losses on available-for-sale (“AFS”) debt securities carried at fair value will continue to be measured as other-than-temporary impairments (“OTTI”) when incurred; however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on AFS securities cannot cause the net carrying value to be below fair value and, therefore, it is possible that increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance will also require purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. The guidance is effective January 1, 2020 through a cumulative-effect adjustment to retained earnings for the change in the allowance for credit losses for debt instruments carried at other than fair value. No allowance will be recognized at adoption for

AFS debt securities; rather, their cost basis will be evaluated for an allowance for OTTI prospectively. Early adoption is permitted as of January 1, 2019. The Company has not yet determined the timing for adoption or estimated the effect on the Company’s consolidated financial statements. Significant implementation matters yet to be addressed include estimating lifetime expected losses on debt instruments carried at other than fair value, determining the impact of valuation allowances on the effective interest method for recognizing interest income from AFS securities, updating our investment accounting system functionality to adjust valuation allowances based on changes in fair value and developing an implementation plan.
Stock Compensation
The FASB issued updated guidance on accounting for share-based payments to employees. The updated guidance requires the excess tax benefit or deficiency on vesting or settlement of awards to be recognized in earnings as an income tax benefit or expense, respectively. This recognition of excess tax benefits and deficiencies will result in earnings volatility as current accounting guidance recognizes these amounts as an adjustment to additional paid-in capital. The excess tax benefit was $5, $27, and $6, for the years ended December 31, 2016, 2015, and 2014 respectively, which would have increased net income in each of those years. The excess tax benefits or deficiencies are discrete items in the reporting period in which they occur, and so will not be considered in determining the annual estimated effective tax rate. The excess tax benefits or deficiencies will be presented as a cash flow within operating activities instead of within financing activities as is the case under current accounting. The Hartford will adopt the updated guidance as of January 1, 2017 and will recognize excess tax benefits or deficiencies in net income, as well as the related cash flows in operating activities, on a prospective basis. The impact of the adoption will depend on the excess tax benefits or deficiencies realized on vesting or settlement of awards resulting from the difference between the market value of awards at vesting or settlement and the grant date fair value recognized through compensation expense.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Leases
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
Financial Instruments- Recognition and Measurement
The FASB issued updated guidance for the recognition and measurement of financial instruments. The new guidance will require investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for those equity securities that result in consolidation or are accounted for under the equity method of accounting. The new guidance will also require a deferred tax asset resulting from net unrealized losses on available-for-sale fixed maturities that are recognized in accumulated other comprehensive income(loss) (“AOCI”) to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under existing guidance, the Company measures investments in equity securities, available-for-sale, at fair value with changes in fair value reported in other comprehensive income. As required, the Company will adopt the guidance effective January 1, 2018 through a cumulative effect adjustment to retained earnings. Early adoption is not allowed. The impact to the Company will be increased volatility in net income beginning in 2018. Any difference in the evaluation of deferred tax assets may also affect stockholders' equity. Cash flows will not be affected. The impact will depend on the composition of the Company’s investment portfolio in the future and changes in fair value of the Company’s investments. As of December 31, 2016, equity securities available-for-sale totaled $1.1 billion, with unrealized gains of $50 in AOCI, that would have been classified in retained earnings. Had the new accounting guidance been in place since the beginning of 2016, the Company would have recognized mark-to-market gains of $52 after-tax in net income for the year ended December 31, 2016.
Revenue Recognition
The FASB issued updated guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services, and this accounting guidance is similar to current accounting for many transactions. This guidance is effective retrospectively on January 1, 2018, with a choice of restating prior periods or recognizing a cumulative effect for contracts in place as of the adoption. Early adoption is permitted as of January 1, 2017. The Company will adopt on January 1, 2018 and has not determined its method for adoption. The adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.
Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Revenue Recognition
Property and casualty insurance premiums are earned on a pro rata basis over the policy period and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The Company charges off any balances that are determined to be uncollectible. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the Consolidated Balance Sheets was $137 and $134 as of December 31, 2016 and 2015, respectively.
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
The Company provides investment management, administrative and distribution services to mutual funds and exchange-traded products. The Company earns fees, primarily based on the average daily net asset values of the mutual funds and exchange-

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

traded products, which are recorded as fee income in the period in which the services are provided. Commission fees are based on the sale proceeds and recognized at the time of the transaction. Transfer agent fees are assessed as a charge per account and recognized as fee income in the period in which the services are provided.
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
Net written premiums for participating property and casualty insurance policies represented 9%, 10% and 9% of total net written premiums for the years ended December 31, 2016, 2015 and 2014, respectively. Participating dividends to property and casualty policyholders were $15, $17 and $15 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, redeemable preferred stock and commercial paper. Most of these investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as available-for-sale ("AFS") and are carried at fair value. The after-tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of AOCI, after adjustments for the effect of deducting certain life and annuity deferred policy acquisition costs and reserve adjustments. Also included in equity securities, AFS are certain equity securities for which the Company elected the fair value option. These equity securities are carried at fair value with changes in value recorded in realized capital gains and losses on the Company's Consolidated Statements of Operations. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value with changes in value recorded in realized capital gains and losses. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds on a one-month delay. Accordingly, income for the years ended December 31, 2016, 2015, and 2014 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships and other alternative investments’ general partners. In addition, for investments in a wholly-owned hedge fund of funds which was liquidated during 2016, the Company recognizes changes in the fair value of the underlying funds in net investment income, which is consistent with accounting requirements for investment companies. Other investments primarily consist of derivative instruments which are carried at fair value.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in fixed maturities and equity securities FVO, and derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, ineffectiveness on derivatives that qualify for hedge accounting treatment, and the change in value of certain fair-value hedging instruments and their associated hedged item. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies as discussed in Note 6 - Investments of Notes to Consolidated Financial Statements. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings; however, for a portion of those investments, the Company uses investment fund accounting applied to a wholly-owned fund of funds which was liquidated during 2016. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2016, 2015 and 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Derivative Instruments
Overview
The Company utilizes a variety of over-the-counter ("OTC"), transactions cleared through central clearing houses ("OTC-cleared") and exchange traded derivative instruments as part of its overall risk management strategy as well as to enter into replication transactions. The types of instruments may include swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives:

•	to hedge risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility;

•	to manage liquidity;

•	to control transaction costs;

•	to enter into synthetic replication transactions.
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
The Company also clears interest rate swap and certain credit default swap derivative transactions through central clearing houses. OTC-cleared derivatives require initial collateral at the inception of the trade in the form of cash or highly liquid securities, such as U.S. Treasuries and government agency investments. Central clearing houses also require additional cash as variation margin based on daily market value movements. For information on collateral, see the derivative collateral arrangements section in Note 7 - Derivative Instruments of Notes to Consolidated Financial Statement. In addition, OTC-cleared transactions include price alignment interest either received or paid on the variation margin, which is reflected in net investment income. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements.
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
Fair Value Hedges- Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, including foreign-currency fair value hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as net realized capital gains and losses with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic cash flows and accruals of income/expense (“periodic derivative net coupon settlements”) are recorded in the line item of the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded.
Cash Flow Hedges - Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, including

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

foreign-currency cash flow hedges, are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded.
Net Investment in a Foreign Operation Hedges - Changes in fair value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete, or substantially complete, liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded.
Other Investment and/or Risk Management Activities - The Company’s other investment and/or risk management activities primarily relate to strategies used to reduce economic risk or replicate permitted investments and do not receive hedge accounting treatment. Changes in the fair value, including periodic derivative net coupon settlements, of derivative instruments held for other investment and/or risk management purposes are reported in current period earnings as net realized capital gains and losses.
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
Credit Risk
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company generally requires that OTC derivative contracts, other than certain forward contracts, be governed by International Swaps and Derivatives Association ("ISDA") agreements which are structured by legal entity and by counterparty, and permit right of offset. These agreements require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. OTC-cleared derivatives are governed by clearing house rules. Transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin and act as an independent valuation source. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations.
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
Premiums, benefits, losses and loss adjustment expenses generally reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Ceded premium for the 2016 retroactive reinsurance covering adverse development of asbestos and environmental reserves has been included in loss on reinsurance transactions in the Consolidated Statements of Operations. For further discussion of the 2016 retroactive reinsurance, see Note 8 - Reinsurance of Notes to Consolidated Financial Statements. Reinsurance recoverables are balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance. Changes in the allowance for uncollectible reinsurance are reported in benefits, losses and loss adjustment expenses in the Company's Consolidated Statements of Operations.

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
In the fourth quarter of each year, the Company completes a comprehensive policyholder behavior assumption study. The fourth quarter 2016 study resulted in a non-market related after-tax charge and incorporated the results of that study into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and will revise its policyholder assumptions if credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the variable annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC and SIA amortization models, as well as components of EGPs used in the death and other insurance benefit reserving models.
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
Policyholders may exchange contracts or make modifications to existing contracts.  If the new contract or the modification results in a substantially changed replacement contract, DAC is established for the new contract and the existing DAC is written off through income.  If the new or modified contract is not substantially changed, the existing DAC continues to be amortized and incremental costs are expensed in the period incurred.  Additions to coverage or benefits that are underwritten separately are considered non-integrated features for which DAC is established if additional acquisition costs are incurred.  Reductions to coverage or benefits that have a commensurate reduction in price are treated as partial terminations and DAC is reduced through a charge to income.
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
Property and Equipment
Property and equipment which includes capitalized software is carried at cost net of accumulated depreciation and amortization. Depreciation and amortization is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $2.5 billion and $2.3 billion as of December 31, 2016 and 2015, respectively. Depreciation expense was $186, $164, and $198 for the years ended December 31, 2016, 2015 and 2014, respectively.
Unpaid Losses and Loss Adjustment Expenses
For property and casualty and group life and disability insurance products, The Hartford establishes reserves for unpaid losses and loss adjustment expenses to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported, and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. Estimating

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. A number of complex factors influence the uncertainties involved with the reserving process including social and economic trends and changes in the concepts of legal liability and damage awards. For further information about how unpaid losses and loss adjustment expenses are established, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements. The effects of inflation are implicitly considered in the reserving process. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. The Hartford regularly reviews the adequacy of its estimated losses and loss adjustment expense reserves by reserve line within the various reporting segments. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Most of the Company’s property and casualty insurance products reserves are not discounted. However, the Company has discounted to present value certain reserves for indemnity payments that are due to permanently disabled claimants under workers’ compensation because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The discount rate is based on the risk free rate for the expected claim duration as determined in the year the claims were incurred. The Company also has discounted liabilities for structured settlement agreements that provide fixed periodic payments to claimants. These structured settlements include annuities purchased to fund unpaid losses for permanently disabled claimants. Most of the annuities have been issued by the Company and these structured settlements are recorded at present value as annuity obligations, either within the reserve for future policy benefits if the annuity benefits are life-contingent or within other policyholder funds and benefits payable if the annuity benefits are not life-contingent. Annuities issued by the Company to fund structured settlement payments where the claimant has not released the Company of its obligation totaled $715 and $746 as of December 31, 2016 and 2015, respectively. These structured settlement liabilities were discounted to present value using an average interest rate of 6.69% in 2016 and 6.68% in 2015.
Group life and disability contracts with long-tail claim liabilities are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The discount rates are estimated based on investment yields expected to be earned on the cash flows net of investment expenses and expected credit losses. The Company establishes discount rates for these reserves in the year the claims are incurred (the incurral year) which is when the estimated settlement pattern is determined.

Reserve for Future Policy Benefits
Reserve for Future Policy Benefits on Universal Life-type Contracts
Certain contracts classified as universal life-type include death and other insurance benefit features including guaranteed minimum death benefit ("GMDB"), guaranteed minimum income benefit ("GMIB"), and the life-contingent portion of guaranteed minimum withdrawal benefit ("GMWB") riders offered with variable annuity contracts, as well as secondary guarantee benefits offered with universal life insurance contracts. Universal life insurance secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. GMDB riders on variable annuities provide a death benefit during the accumulation phase that is generally equal to the greater of (a) the contract value at death or (b) premium payments less any prior withdrawals and may include adjustments that increase the benefit, such as for maximum anniversary value (MAV). For the Company's products with GMWB riders, the withdrawal benefit can exceed the guaranteed remaining balance ("GRB"), which is generally equal to premiums less withdrawals. In addition to recording an account value liability that represents policyholder funds, the Company records a death and other insurance benefit liability for GMDBs, GMIBs, the life-contingent portion of GMWBs and the universal life insurance secondary guarantees. This death and other insurance benefit liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.
The death and other insurance benefit liability is determined by estimating the expected present value of the benefits in excess of the policyholder’s expected account value in proportion to the present value of total expected assessments and investment margin. Total expected assessments are the aggregate of all contract charges, including those for administration, mortality, expense, and surrender. The liability is accrued as actual assessments are earned. The expected present value of benefits and assessments are generally derived from a set of stochastic scenarios that have been calibrated to our RTM separate account returns and assumptions including market rates of return, volatility, discount rates, lapse rates and mortality experience. Consistent with the Company’s policy on the Unlock, the Company regularly evaluates estimates used and adjusts the liability, with a related charge or credit to benefits, losses and loss adjustment expenses. For further information on the Unlock, see the Deferred Policy Acquisition Costs accounting policy section within this footnote.
The Company reinsures a portion of its in-force GMDB and all of its universal life insurance secondary guarantees. Net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments.
Reserve for Future Policy Benefits on Traditional Annuity and Other Contracts
Traditional annuities recorded within the reserve for future policy benefits primarily include life-contingent contracts in the payout phase such as structured settlements and terminal funding

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

agreements. Other contracts within the reserve for policyholder benefits include whole life and guaranteed term life insurance contracts. The reserve for future policy benefits is calculated using standard actuarial methods as the present value of future benefits and related expenses to be paid less the present value of the portion of future premiums required using assumptions “locked in” at the time the policies were issued, including discount rate, withdrawal, mortality and expense assumptions deemed appropriate at the issue date. Future policy benefits are computed at amounts that, with additions from any estimated premiums to be received and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. While assumptions are locked in upon issuance of new contracts and annuitizations of existing contracts, significant changes in experience or assumptions may require the Company to establish premium deficiency reserves. Premium deficiency reserves, if any, are established based on current assumptions without considering a provision for adverse deviation. Changes in or deviations from the assumptions used can significantly affect the Company’s reserve levels and results from operations.
Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable primarily include the non-variable account values associated with variable annuity and other universal life-type contracts, investment contracts, the non-life contingent portion of GMWBs that are accounted for as embedded derivatives at fair value as well as other policyholder account balances associated with our life insurance businesses. Investment contracts are non-life contingent and include institutional and governmental deposits, structured settlements and fixed annuities. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals, payments and assessments through the financial statement date. For discussion of fair value of GMWBs that represent embedded derivatives, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Separate Account Liabilities
The Company records the variable account value portion of variable annuities, variable life insurance products and institutional and governmental investment contracts within separate accounts. Separate account assets are reported at fair value and separate account liabilities are reported at amounts consistent with separate account assets. Investment income and gains and losses from those separate account assets accrue directly to the policyholder, who assumes the related investment risk, and are offset by change in the related liability. Changes in the value of separate account assets and separate account liabilities are reported in the same line item in the Consolidated Statements of Operations. The Company earns fee income for investment management, certain administrative services and mortality and expense risks.

Foreign Currency
Foreign currency translation gains and losses are reflected in stockholders’ equity as a component of AOCI. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are generally their functional currencies. Gains and losses resulting from the remeasurement of foreign currency transactions are reflected in earnings in realized capital gains (losses) in the period in which they occur.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Acquisitions, Dispositions and Discontinued Operations

Business Acquisitions
Maxum
On July 29, 2016, the Company acquired 100% of the outstanding shares of Northern Homelands Company, the holding company of Maxum Specialty Insurance Group headquartered in Alpharetta, Georgia in a cash transaction for approximately $169. The acquisition adds excess and surplus lines capability to the Company's Small Commercial line of business. Maxum will maintain its brand and limited wholesale distribution model. Maxum's revenues and earnings since the acquisition date are included in the Company's Consolidated Statements of Operations and are not material to the Company's consolidated results of operations.
Fair Value of Assets Acquired and Liabilities Assumed at the Acquisition Date

As of July 29, 2016
Assets
Cash and investments (including cash of $12)	$274
Reinsurance recoverables	113
Intangible assets [1]	11
Other assets	79
Total assets acquired	477
Liabilities
Unpaid losses	235
Unearned premiums	77
Other liabilities	34
Total liabilities assumed	346
Net identifiable assets acquired	131
Goodwill [2]	38
Net assets acquired	$169

[1]
Comprised of indefinite lived intangibles of $5 related to state insurance licenses acquired and other intangibles of $6 related to agency distribution relationships of Maxum which will amortize over 10 years.

[2]	Non-deductible for income tax purposes.
The goodwill recognized is attributable to expected growth from the opportunity to sell both existing products and excess and surplus lines coverage to a broader customer base and has been allocated to the Small Commercial reporting unit within the Commercial Lines reporting segment.
The Company recognized $1 of acquisition related costs for the year ended December 31, 2016. These costs are included in insurance operating costs and other expenses in the Consolidated Statement of Operations.
Lattice
On July 29, 2016, an indirect wholly-owned subsidiary of the Company acquired 100% of the membership interests outstanding of Lattice Strategies LLC, an investment management firm and provider of strategic beta exchange-traded products ("ETP") with approximately $200 of assets under management ("AUM") at the acquisition date.

Fair Value of the Consideration Transferred at the Acquisition Date

Cash	$19
Contingent consideration	23
Total	$42
Fair Value of Assets Acquired and Liabilities Assumed at the Acquisition Date

As of July 29, 2016
Assets
Intangible assets [1]	$11
Cash	1
Total assets acquired	12
Liabilities
Total liabilities assumed	1
Net identifiable assets acquired	11
Goodwill [2]	31
Net assets acquired	$42

[1]	Comprised of indefinite lived intangibles of $10 related to customer relationships and $1 of other intangibles, which are amortizable over 5 to 8 years.

[2]	Deductible for federal income tax purposes.
Lattice's revenues and earnings since the acquisition date are included in the Company's Consolidated Statements of Operations in the Mutual Funds reporting segment and are not material to the Company's consolidated results of operations.
In addition to the initial cash consideration, the Company is required to make future payments to the former owners of Lattice of up to $60 based upon growth in ETP AUM over a four-year period beginning on the date of acquisition. The contingent consideration was measured at fair value at the acquisition date by projecting future ETP AUM and discounting expected payments back to the valuation date. The projected ETP AUM and risk-adjusted discount rate are significant unobservable inputs to fair value.
The goodwill recognized is attributable to the fact that the acquisition of Lattice enables the Company to offer ETPs which are expected to be a significant source of future revenue and earnings growth. Goodwill is allocated to the Mutual Funds reporting segment.
The Company recognized $1 of acquisition related costs for the year ended December 31, 2016. These costs are included in insurance operating costs and other expenses in the Consolidated Statement of Operations.
Business Dispositions
Sale of U.K. business
On July 26, 2016, the Company announced it had entered into an agreement to sell its U.K. property and casualty run-off subsidiaries, Hartford Financial Products International Limited and Downlands Liability Management Limited, in a cash transaction to Catalina Holdings U.K. Limited ("buyer"), for

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Acquisitions, Dispositions and Discontinued Operations (continued)

approximately $259, net of transaction costs. The Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. Revenues and earnings are not material to the Company's consolidated results of operations for the years ended December 31, 2016, 2015 and 2014.
The Company recognized an estimated capital loss of $81, before tax, and related income tax benefit of $76, for an estimated after-tax net loss of $5 on the sale for the year ended December 31, 2016. The accrual for the estimated before tax loss is included as a reduction of the carrying value of assets held for sale in the Company's Consolidated Balance Sheets as of December 31, 2016. The transaction is expected to close in the first or second quarter of 2017, subject to regulatory approvals and other customary closing conditions.
Carrying Values of the Assets and Liabilities to be Transferred by the Company to the Buyer in Connection with the Sale

Carrying Value as of December 31, 2016
Assets
Cash and investments	$657
Reinsurance recoverables and other [1]	213
Total assets held for sale	870
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	600
Other liabilities	11
Total liabilities held for sale	$611
[1] Includes intercompany reinsurance recoverables of $71 to be settled in cash or securities prior to closing.
Discontinued Operations
Sale of HLIKK
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
Concurrently with the sale, HLIKK recaptured certain risks that had been reinsured to the Company’s U.S. subsidiaries, Hartford Life and Annuity Insurance Company ("HLAI") and HLIC by terminating intercompany agreements. Upon closing, the Buyer became responsible for all liabilities for the recaptured business. The Company has, however, continued to provide reinsurance for yen denominated fixed payout annuities of approximately $487 as of December 31, 2016.

Major Classes of Assets and Liabilities Transferred by the Company in Connection with the Sale

Carrying Value as of Closing
Assets
Cash and investments	$18,733
Reinsurance recoverables	46
Property and equipment, net	18
Other assets	988
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	320
Other policyholder funds and benefits payable	2,265
Other policyholder funds and benefits payable - international variable annuities	16,465
Short-term debt	247
Other liabilities	$102

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Acquisitions, Dispositions and Discontinued Operations (continued)

Amounts Related to Discontinued Operations Included in the Company's Consolidated Statements of Operations

For the year ended December 31,
2014
Revenues
Earned premiums	$(1)
Fee income and other	239
Net investment income
Securities available-for-sale and other	18
Equity securities, trading	134
Total net investment income	152
Net realized capital losses	(157)
Total revenues	233
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	7
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	134
Amortization of DAC	—
Insurance operating costs and other expenses	23
Total benefits, losses and expenses	164
Income before income taxes	69
Income tax benefit	(2)
Income from operations of discontinued operations, net of tax	71
Net realized capital loss on disposal, net of tax [1]	(622)
Loss from discontinued operations, net of tax	$(551)

[1]	Includes income tax benefits of $265 on the sale of HLIKK for the year ended December 31, 2014.
The Company's Consolidated Statements of Operations include a net realized gain on disposal of $9 for the year ended December 31, 2015 related to discontinued operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share

	For the years ended December 31,
(In millions, except for per share data)	2016	2015	2014
Earnings
Income from continuing operations, net of tax	$896	$1,673	$1,349
Income (loss) from discontinued operations, net of tax	—	9	(551)
Net income	$896	$1,682	$798
Shares
Weighted average common shares outstanding, basic	387.7	415.5	441.8
Dilutive effect of warrants	3.6	4.7	12.1
Dilutive effect of stock-based awards under compensation plans	3.5	5.0	6.3
Weighted average shares outstanding and dilutive potential common shares [1]	394.8	425.2	460.2
Net income (loss) per common share
Basic
Income from continuing operations, net of tax	$2.31	$4.03	$3.05
Income (loss) from discontinued operations, net of tax	—	0.02	(1.24)
Net income per common share	$2.31	$4.05	$1.81
Diluted
Income from continuing operations, net of tax	$2.27	$3.93	$2.93
Income (loss) from discontinued operations, net of tax	—	0.03	(1.20)
Net income per common share	$2.27	$3.96	$1.73

[1]	For additional information, see Note 15 - Equity and Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements.
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the dilutive effect of assumed exercise or issuance of warrants and stock-based awards under compensation plans. Diluted potential common shares are included in the calculation of diluted per share amounts provided there is income from continuing operations, net of tax.
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
Mutual Funds
Mutual Funds offers investment products for retail and retirement accounts as well as ETPs and provides investment management and administrative services such as product design, implementation and oversight. This business also includes a portion of the run-off of the mutual funds which support the Company's variable annuity products.
Talcott Resolution
Talcott Resolution is comprised of run-off business from the Company's individual annuity, institutional, and private-placement life insurance businesses. The Company's individual annuity business consists of variable, fixed, and payout annuity products. In addition, Talcott Resolution includes the retained yen denominated fixed payout annuity liabilities, as well as the Company's discontinued operations from HLIKK prior to its sale in 2014.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

Revenues

	For the years ended December 31,
	2016	2015	2014
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$3,174	$3,051	$2,971
Liability	585	567	582
Package business	1,229	1,203	1,163
Automobile	640	614	591
Professional liability	230	221	213
Bond	218	218	210
Property	575	637	559
Total Commercial Lines	6,651	6,511	6,289
Personal Lines
Automobile	2,720	2,671	2,613
Homeowners	1,178	1,202	1,193
Total Personal Lines [1]	3,898	3,873	3,806
Property & Casualty Other Operations	—	32	1
Group Benefits
Group disability	1,506	1,479	1,450
Group life	1,512	1,477	1,478
Other	205	180	167
Total Group Benefits	3,223	3,136	3,095
Mutual Funds
Mutual Fund	601	607	586
Talcott Resolution	100	116	137
Total Mutual Funds	701	723	723
Talcott Resolution	1,044	1,133	1,407
Corporate	4	8	11
Total earned premiums and fee income	15,521	15,416	15,332
Net investment income:
Securities available-for-sale and other	2,961	3,030	3,153
Equity securities, trading	—	—	1
Total net investment income:	2,961	3,030	3,154
Net realized capital gains (loss)	(268)	(156)	16
Other revenues	86	87	112
Total revenues	$18,300	$18,377	$18,614

[1]	For 2016, 2015 and 2014, AARP members accounted for earned premiums of $3.3 billion, $3.2 billion and $3.0 billion, respectively.

Net Income (Loss)

	For the years ended December 31,
	2016	2015	2014
Commercial Lines	$1,007	$1,003	$983
Personal Lines	(22)	187	207
Property & Casualty Other Operations	(529)	(53)	(108)
Group Benefits	230	187	191
Mutual Funds	78	86	87
Talcott Resolution	244	430	(187)
Corporate	(112)	(158)	(375)
Net income	$896	$1,682	$798
Amortization of Deferred Policy Acquisition Costs

	For the years ended December 31,
	2016	2015	2014
Commercial Lines	$973	$951	$919
Personal Lines	348	359	348
Group Benefits	31	31	32
Mutual Funds	24	22	28
Talcott Resolution	147	139	402
Total amortization of deferred policy acquisition costs	$1,523	$1,502	$1,729
Income Tax (Benefit)
Expense

	For the years ended December 31,
	2016	2015	2014
Commercial Lines	$422	$409	$385
Personal Lines	(30)	82	92
Property & Casualty Other Operations	(355)	(47)	(51)
Group Benefits	83	63	63
Mutual Funds	43	48	49
Talcott Resolution	54	(17)	16
Corporate	(309)	(233)	(204)
Total income tax (benefit) expense	$(92)	$305	$350

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

Assets

	As of December 31,
	2016	2015
Commercial Lines	$29,141	$28,388
Personal Lines	6,083	6,147
Property & Casualty Other Operations	4,732	4,562
Group Benefits	9,405	9,666
Mutual Funds	480	449
Talcott Resolution	170,327	175,319
Corporate	3,264	3,817
Total assets	$223,432	$228,348

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements

The Company carries certain financial assets and liabilities at estimated fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. Our fair value framework includes a hierarchy that gives the highest priority to the use of quoted prices in active markets, followed by the use of market observable inputs, followed by the use of unobservable inputs. The fair value hierarchy levels are as follows:

Level 1	Fair values based primarily on unadjusted quoted prices for identical assets, or liabilities, in active markets that the Company has the ability to access at the measurement date.

Level 2	Fair values primarily based on observable inputs, other than quoted prices included in Level 1, or based on prices for similar assets and liabilities.

Level 3
Fair values derived when one or more of the significant inputs are unobservable (including assumptions about risk). With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. Also included are securities that are traded within illiquid markets and/or priced by independent brokers.

The Company will classify the financial asset or liability by level based upon the lowest level input that is significant to the determination of the fair value. In most cases, both observable inputs (e.g., changes in interest rates) and unobservable inputs (e.g., changes in risk assumptions) are used to determine fair values that the Company has classified within Level 3.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$2,382	$—	$2,300	$82
Collateralized debt obligations ("CDOs")	1,916	—	1,502	414
Commercial mortgage-backed securities ("CMBS")	4,936	—	4,856	80
Corporate	25,666	—	24,586	1,080
Foreign government/government agencies	1,171	—	1,107	64
Municipal	11,486	—	11,368	118
Residential mortgage-backed securities ("RMBS")	4,767	—	2,795	1,972
U.S. Treasuries	3,679	620	3,059	—
Total fixed maturities	56,003	620	51,573	3,810
Fixed maturities, FVO	293	1	281	11
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	1,097	821	177	99
Derivative assets
Credit derivatives	17	—	17	—
Foreign exchange derivatives	27	—	27	—
Interest rate derivatives	(427)	—	(427)	—
GMWB hedging instruments	74	—	14	60
Macro hedge program	128	—	8	120
Other derivative contracts	1	—	—	1
Total derivative assets [2]	(180)	—	(361)	181
Short-term investments	3,244	878	2,366	—
Limited partnerships and other alternative investments [3]	—	—	—	—
Reinsurance recoverable for GMWB	73	—	—	73
Modified coinsurance reinsurance contracts	68	—	68	—
Separate account assets [4]	111,634	71,606	38,856	201
Total assets accounted for at fair value on a recurring basis	$172,243	$73,937	$92,960	$4,375
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(241)	$—	$—	$(241)
Equity linked notes	(33)	—	—	(33)
Total other policyholder funds and benefits payable	(274)	—	—	(274)
Derivative liabilities
Credit derivatives	(13)	—	(13)	—
Equity derivatives	33	—	33	—
Foreign exchange derivatives	(237)	—	(237)	—
Interest rate derivatives	(542)	—	(521)	(21)
GMWB hedging instruments	20	—	(1)	21
Macro hedge program	50	—	3	47
Total derivative liabilities [5]	(689)	—	(736)	47
Contingent consideration [6]	(25)	—	—	(25)
Total liabilities accounted for at fair value on a recurring basis	$(988)	$—	$(736)	$(252)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,499	$—	$2,462	$37
CDOs	3,038	—	2,497	541
CMBS	4,717	—	4,567	150
Corporate	26,802	—	25,948	854
Foreign government/government agencies	1,308	—	1,248	60
Municipal	12,121	—	12,072	49
RMBS	4,046	—	2,424	1,622
U.S. Treasuries	4,665	740	3,925	—
Total fixed maturities	59,196	740	55,143	3,313
Fixed maturities, FVO	503	2	485	16
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	1,121	874	154	93
Derivative assets
Credit derivatives	21	—	21	—
Foreign exchange derivatives	15	—	15	—
Interest rate derivatives	(227)	—	(227)	—
GMWB hedging instruments	111	—	27	84
Macro hedge program	74	—	—	74
Other derivative contracts	7	—	—	7
Total derivative assets [2]	1	—	(164)	165
Short-term investments	1,843	333	1,510	—
Limited partnerships and other alternative investments [3]	622	—	—	—
Reinsurance recoverable for GMWB	83	—	—	83
Modified coinsurance reinsurance contracts	79	—	79	—
Separate account assets [4]	118,174	78,110	38,700	140
Total assets accounted for at fair value on a recurring basis	$181,633	$80,070	$95,907	$3,810
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(262)	$—	$—	$(262)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(288)	—	—	(288)
Derivative liabilities
Credit derivatives	(16)	—	(16)	—
Equity derivatives	41	—	41	—
Foreign exchange derivatives	(374)	—	(374)	—
Interest rate derivatives	(569)	—	(547)	(22)
GMWB hedging instruments	47	—	(4)	51
Macro hedge program	73	—	—	73
Total derivative liabilities [5]	(798)	—	(900)	102
Total liabilities accounted for at fair value on a recurring basis	$(1,086)	$—	$(900)	$(186)
[1] Included in other investments on the Consolidated Balance Sheets.
[2] Includes OTC and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. See footnote 5 to this table for derivative liabilities.
[3]Represents hedge funds where investment company accounting was applied to a wholly-owned fund of funds measured at fair value. During 2016, the Company liquidated this fund of funds.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

[4] Approximately $4.0 billion and $1.8 billion of investment sales receivable, as of December 31, 2016 and December 31, 2015, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $1.0 billion and $1.2 billion of investments, as of December 31, 2016 and December 31, 2015, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.
[5] Includes OTC and OTC-cleared derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law.
[6] For additional information on the Lattice acquisition, see Note 2 -Business Acquisitions, Dispositions and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
Fixed Maturities, Equity Securities, Short-term Investments, and Free-standing Derivatives
Valuation Techniques
The Company generally determines fair values using valuation techniques that use prices, rates, and other relevant information evident from market transactions involving identical or similar instruments. Valuation techniques also include, where appropriate, estimates of future cash flows that are converted into a single discounted amount using current market expectations. The Company uses a "waterfall" approach comprised of the following pricing sources and techniques, which are listed in priority order:

•	Quoted prices, unadjusted, for identical assets or liabilities in active markets, which are classified as Level 1.

•
Prices from third-party pricing services, which primarily utilize a combination of techniques. These services utilize recently reported trades of identical, similar, or benchmark securities making adjustments for market observable inputs available through the reporting date. If there are no recently reported trades, they may use a discounted cash flow technique to develop a price using expected cash flows based upon the anticipated future performance of the underlying collateral discounted at an estimated market rate. Both techniques develop prices that consider the time value of future cash flows and provide a margin for risk, including liquidity and credit risk. Most prices provided by third-party pricing services are classified as Level 2 because the inputs used in pricing the securities are observable. However, some securities that are less liquid or trade less actively are classified as Level 3. Additionally, certain long-dated securities, including certain municipal securities, foreign government/government agency securities, and bank loans, include benchmark interest rate or credit spread assumptions that are not observable in the marketplace and are thus classified as Level 3.

•
Internal matrix pricing, which is a valuation process internally developed for private placement securities for which the Company is unable to obtain a price from a third-party pricing service. Internal pricing matrices determine credit spreads that, when combined with risk-free rates, are applied to contractual cash flows to develop a price. The Company develops credit spreads using market based data for public securities adjusted for credit spread differentials between public and private securities, which are obtained from a survey of multiple private placement brokers. The market-based reference credit spread considers the issuer’s financial strength and term to maturity, using an independent public security index and trade information, while the credit spread differential considers the non-public nature of the security. Securities priced using internal matrix pricing are classified as Level 2 because the inputs are observable or can be corroborated with observable data.

•
Independent broker quotes, which are typically non-binding and use inputs that can be difficult to corroborate with observable market based data. Brokers may use present value techniques using assumptions specific to the security types, or they may use recent transactions of similar securities. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on independent broker quotes are classified as Level 3.

The fair value of free-standing derivative instruments are determined primarily using a discounted cash flow model or option model technique and incorporate counterparty credit risk. In some cases, quoted market prices for exchange-traded and OTC-cleared derivatives may be used and in other cases independent broker quotes may be used. The pricing valuation models primarily use inputs that are observable in the market or can be corroborated by observable market data. The valuation of certain derivatives may include significant inputs that are unobservable, such as volatility levels, and reflect the Company’s view of what other market participants would use when pricing such instruments. Unobservable market data is used in the valuation of customized derivatives that are used to hedge certain GMWB variable annuity riders. See the section “GMWB Embedded, Customized, and Reinsurance Derivatives” below for further discussion of the valuation model used to value these customized derivatives.
Valuation Controls
The fair value process for investments is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The purpose of the committee is to oversee the pricing policy and procedures, as well as approving changes to valuation methodologies and pricing sources. Controls and procedures used to assess third-party pricing services are reviewed by the Valuation Committee, including the results of annual due-diligence reviews.
There are also two working groups under the Valuation Committee: a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"). The working groups, which include various investment, operations, accounting and risk management professionals, meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

The Securities Working Group reviews prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The group considers trading volume, new issuance activity, market trends, new regulatory rulings and other factors to determine whether the market activity is significantly different than normal activity in an active market. A dedicated pricing unit follows up with trading and investment sector professionals and challenges prices of third-party pricing services when the estimated assumptions used differ from what the unit believes a market participant would use. If the available evidence indicates that pricing from third-party pricing services or broker quotes is based upon transactions that are stale or not from trades made in an orderly market, the Company places little, if any, weight on the third party service’s transaction price and will estimate fair value using an internal process, such as a pricing matrix.
The Derivatives Working Group reviews the inputs, assumptions and methodologies used to ensure that the prices represent a reasonable estimate of the fair value. A dedicated pricing team works directly with investment sector professionals to investigate the impacts of changes in the market environment on prices or valuations of derivatives. New models and any changes to current models are required to have detailed documentation and are validated to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval.
The Company conducts other monitoring controls around securities and derivatives pricing including, but not limited to, the following:

•	Review of daily price changes over specific thresholds and new trade comparison to third-party pricing services.

•	Daily comparison of OTC derivative market valuations to counterparty valuations.

•	Review of weekly price changes compared to published bond prices of a corporate bond index.

•	Monthly reviews of price changes over thresholds, stale prices, missing prices, and zero prices.

•	Monthly validation of prices to a second source for securities in most sectors and for certain derivatives.
In addition, the Company’s enterprise-wide Operational Risk Management function, led by the Chief Risk Officer, is responsible for model risk management and provides an independent review of the suitability and reliability of model inputs, as well as an analysis of significant changes to current models.
Valuation Inputs
Quoted prices for identical assets in active markets are considered Level 1 and consist of on-the-run U.S. Treasuries, money market funds, exchange-traded equity securities, open-ended mutual funds, short-term investments, and exchange traded futures and option contracts.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Valuation Inputs Used in Levels 2 and 3 Measurements for Securities and Freestanding Derivatives

Level 2 Primary Observable Inputs	Level 3 Primary Unobservable Inputs
Fixed Maturity Investments
Structured securities (includes ABS, CDOs CMBS and RMBS)

• Benchmark yields and spreads
• Monthly payment information
• Collateral performance, which varies by vintage year and includes delinquency rates, loss severity rates and refinancing assumptions
• Credit default swap indices

Other inputs for ABS and RMBS:
• Estimate of future principal prepayments, derived based on the characteristics of the underlying structure
• Prepayment speeds previously experienced at the interest rate levels projected for the collateral

• Independent broker quotes
• Credit spreads beyond observable curve
• Interest rates beyond observable curve

Other inputs for less liquid securities or those that trade less actively, including subprime RMBS:
• Estimated cash flows
• Credit spreads, which include illiquidity premium
• Constant prepayment rates
• Constant default rates
• Loss severity

Corporates

• Benchmark yields and spreads
• Reported trades, bids, offers of the same or similar securities
• Issuer spreads and credit default swap curves

Other inputs for investment grade privately placed securities that utilize internal matrix pricing :
• Credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature

• Independent broker quotes
• Credit spreads beyond observable curve
• Interest rates beyond observable curve

Other inputs for below investment grade privately placed securities:
• Independent broker quotes
• Credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature

U.S Treasuries, Municipals, and Foreign government/government agencies

• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements
• Independent broker quotes • Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable; or they may be held at cost
Short Term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	Not applicable
Derivatives
Credit derivatives
• The swap yield curve • Credit default swap curves	• Independent broker quotes • Yield curves beyond observable limits
Equity derivatives
• Equity index levels • The swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Independent broker quotes
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities

Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum		Maximum		Weighted Average [1]		Impact of Increase in Input on Fair Value [2]
As of December 31, 2016
CMBS [3]	$52	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	10 bps		1,273 bps		366 bps		Decrease
Corporate [4]	510	Discounted cash flows	Spread	122 bps		1,302 bps		359 bps		Decrease
Municipal [3]	101	Discounted cash flows	Spread	135 bps		286 bps		221 bps		Decrease
RMBS [3]	1,963	Discounted cash flows	Spread	16 bps		1,830 bps		192 bps		Decrease
			Constant prepayment rate	—%		20%		4%		Decrease [5]
			Constant default rate	—%		11%		5%		Decrease
			Loss severity	—%		100%		75%		Decrease
As of December 31, 2015
CMBS [3]	$122	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	31	bps	1,505	bps	266	bps	Decrease
Corporate [4]	339	Discounted cash flows	Spread	63	bps	800	bps	306	bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	193	bps	193	bps	193	bps	Decrease
RMBS	1,622	Discounted cash flows	Spread	30	bps	1,696	bps	178	bps	Decrease
			Constant prepayment rate	—%		20%		2%		Decrease [5]
			Constant default rate	1.0%		10%		6%		Decrease
			Loss severity	—%		100%		78%		Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives

	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of December 31, 2016
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions [2]	8	Option model	Interest rate volatility	2%	2%	Increase
GMWB hedging instruments
Equity variance swaps	(36)	Option model	Equity volatility	20%	23%	Increase
Equity options	17	Option model	Equity volatility	27%	30%	Increase
Customized swaps	100	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program [3]
Equity options	188	Option model	Equity volatility	17%	28%	Increase
As of December 31, 2015
Interest rate derivatives
Interest rate swaps	$(30)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions	8	Option model	Interest rate volatility	1%	2%	Increase
GMWB hedging instruments
Equity variance swaps	(31)	Option model	Equity volatility	19%	21%	Increase
Equity options	35	Option model	Equity volatility	27%	29%	Increase
Customized swaps	131	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	179	Option model	Equity volatility	14%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	The swaptions presented are purchased options that have the right to enter into a pay-fixed swap.

[3]	Excludes derivatives for which the Company bases fair value on broker quotations.
The tables above exclude the portion of ABS, CRE CDOs, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the year ended December 31, 2016, no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $1.7 billion and $1.9 billion, for the years ended December 31, 2016 and 2015, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the years ended December 31, 2016 and 2015, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the years ended December 31, 2016 and 2015, for the transfers into and out of Level 3.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

GMWB Embedded, Customized and Reinsurance Derivatives

GMWB Embedded Derivatives
The Company formerly offered certain variable annuity products with GMWB riders that provide the policyholder with a GRB which is generally equal to premiums less withdrawals. If the policyholder’s account value is reduced to a specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. When payments of the GRB are not life-contingent, the GMWB represents an embedded derivative carried at fair value reported in other policyholder funds and benefits payable in the Consolidated Balance Sheets with changes in fair value reported in net realized capital gains and losses.

Free-standing Customized Derivatives
The Company holds free-standing customized derivative contracts to provide protection from certain capital markets risks for the remaining term of specified blocks of non-reinsured GMWB riders. These customized derivatives are based on policyholder behavior assumptions specified at the inception of the derivative contracts. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices. These derivatives are reported in the Consolidated Balance Sheets within other investments or other liabilities, as appropriate, after considering the impact of master netting agreements.

GMWB Reinsurance Derivative
The Company has reinsurance arrangements in place to transfer a portion of its risk of loss due to GMWB. These arrangements are recognized as derivatives carried at fair value and reported in reinsurance recoverables in the Consolidated Balance Sheets. Changes in the fair value of the reinsurance agreements are reported in net realized capital gains and losses.

Valuation Techniques
Fair values for GMWB embedded derivatives, free-standing customized derivatives and reinsurance derivatives are classified as Level 3 in the fair value hierarchy and are calculated using internally developed models that utilize significant unobservable inputs because active, observable markets do not exist for these items. In valuing the GMWB embedded derivative, the Company attributes to the derivative a portion of the expected fees to be collected over the expected life of the contract from the contract holder equal to the present value of future GMWB claims. The excess of fees collected from the contract holder in the current period over the portion of fees attributed to the embedded derivative in the current period are associated with the host variable annuity contract and reported in fee income.
Valuation Controls
Oversight of the Company's valuation policies and processes for GMWB embedded, reinsurance, and customized derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company's valuation model as well as associated controls.
Valuation Inputs
The fair value for each of the non-life contingent GMWBs, the free-standing customized derivatives and the GMWB reinsurance derivative is calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The Company believes the aggregation of these components results in an amount that a market participant in an active liquid market would require, if such a market existed, to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. Each component described in the following discussion is unobservable in the marketplace and requires subjectivity by the Company in determining its value.

Best Estimate Claim Payments
The Best Estimate Claim Payments are calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating unobservable inputs including expectations concerning policyholder behavior. These assumptions are input into a stochastic risk neutral scenario process that is used to determine the valuation and involves numerous estimates and subjective judgments regarding a number of variables.
The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions should we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated at least annually as part of the Company’s annual fourth-quarter comprehensive study to refine its estimate of future gross profits. In addition, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices.
Credit Standing Adjustment
The credit standing adjustment is an estimate of the additional amount that market participants would require in determining fair value to reflect the risk that GMWB benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Valuation Inputs Used in Levels 2 and 3 Measurements for GMWB Embedded, Customized and Reinsurance Derivatives

Level 2 Primary Observable Inputs	Level 3 Primary Unobservable Inputs

• Risk-free rates as represented by the Eurodollar futures, LIBOR deposits and swap rates to derive forward curve rates
• Correlations of 10 years of observed historical returns across underlying well-known market indices
• Correlations of historical index returns compared to separate account fund returns
• Equity index levels
• Market implied equity volatility assumptions Assumptions about policyholder behavior, including: • Withdrawal utilization • Withdrawal rates • Lapse rates • Reset elections
Significant Unobservable Inputs for Level 3 GMWB Embedded Customized and Reinsurance Derivatives

	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
December 31, 2016
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	12%	30%	Increase
December 31, 2015
Withdrawal Utilization [2]	20%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	75%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	10%	40%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 39% and 30% were subject to significant liquidation restrictions as of December 31, 2016 and December 31, 2015, respectively. Total limited partnerships that do not allow any form of redemption were 11% and 2% , as of December 31, 2016 and December 31, 2015, respectively. Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS, and commercial mortgage loans.

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The Company uses derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified with the same fair value hierarchy level as the associated asset or liability. Therefore, the realized and unrealized gains and losses on derivatives reported in the Level 3 roll-forward may be offset by realized and unrealized gains and losses of the associated assets and liabilities in other line items of the financial statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2016

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2016	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases [8]	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of December 31, 2016
Assets
Fixed Maturities, AFS
ABS	$37	$—	$(1)	$68	$(8)	$(2)	$21	$(33)	$82
CDOs	541	(1)	(5)	98	(219)	—	—	—	414
CMBS	150	(4)	(3)	88	(28)	(3)	1	(121)	80
Corporate	854	(18)	11	284	(97)	(228)	633	(359)	1,080
Foreign Govt./Govt. Agencies	60	1	3	24	(4)	(20)	—	—	64
Municipal	49	—	(1)	54	—	—	16	—	118
RMBS	1,622	(2)	13	731	(328)	(47)	5	(22)	1,972
Total Fixed Maturities, AFS	3,313	(24)	17	1,347	(684)	(300)	676	(535)	3,810
Fixed Maturities, FVO	16	(1)	—	15	(4)	(4)	—	(11)	11
Equity Securities, AFS	93	(2)	10	6	—	(8)	—	—	99
Freestanding Derivatives, net [5]
Equity	—	(16)	—	16	—	—	—	—	—
Interest rate	(22)	1	—	—	—	—	—	—	(21)
GMWB hedging instruments	135	(60)	—	—	—	—	—	6	81
Macro hedge program	147	(38)	—	63	(6)	—	—	1	167
Other contracts	7	(6)	—	—	—	—	—	—	1
Total Freestanding Derivatives, net [5]	267	(119)	—	79	(6)	—	—	7	228
Reinsurance Recoverable for GMWB	83	(24)	—	—	14	—	—	—	73
Separate Accounts	139	(1)	(3)	320	(15)	(78)	17	(178)	201
Total Assets	3,911	(171)	24	1,767	(695)	(390)	693	(717)	4,422
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	(262)	88	—	—	(67)	—	—	—	(241)
Equity Linked Notes	(26)	(7)	—	—	—	—	—	—	(33)
Total Other Policyholder Funds and Benefits Payable	(288)	81	—	—	(67)	—	—	—	(274)
Contingent Consideration [7]	—	(2)	—	(23)	—	—	—	—	(25)
Total Liabilities	$(288)	$79	$—	$(23)	$(67)	$—	$—	$—	$(299)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2015

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2015	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases [8]	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of December 31, 2015
Assets
Fixed Maturities, AFS
ABS	$122	$1	$(2)	$99	$(9)	$(16)	$1	$(159)	$37
CDOs	623	(5)	6	—	(36)	—	—	(47)	541
CMBS	284	1	(14)	47	(72)	(6)	7	(97)	150
Corporate	1,040	(22)	(60)	109	(74)	(111)	233	(261)	854
Foreign Govt./Govt. Agencies	59	—	(5)	27	(4)	(28)	11	—	60
Municipal	66	1	(5)	—	(13)	—	—	—	49
RMBS	1,281	(3)	(7)	754	(207)	(172)	47	(71)	1,622
Total Fixed Maturities, AFS	3,475	(27)	(87)	1,036	(415)	(333)	299	(635)	3,313
Fixed Maturities, FVO	92	(8)	(1)	25	(24)	(54)	1	(15)	16
Equity Securities, AFS	98	—	—	23	—	(23)	—	(5)	93
Freestanding Derivatives, net [5]
Credit	(9)	(1)	—	(13)	—	—	—	23	—
Commodity	—	(4)	—	—	(6)	—	10	—	—
Equity	6	9	—	—	(15)	—	—	—	—
Interest rate	(7)	(10)	—	—	(5)	—	—	—	(22)
GMWB hedging instruments	170	(16)	—	—	(19)	—	—	—	135
Macro hedge program	141	(41)	—	47	—	—	—	—	147
Other contracts	12	(5)	—	—	—	—	—	—	7
Total Freestanding Derivatives, net [5]	313	(68)	—	34	(45)	—	10	23	267
Reinsurance Recoverable for GMWB	56	9	—	—	18	—	—	—	83
Separate Accounts	112	28	(5)	375	(20)	(238)	12	(125)	139
Total Assets	4,146	(66)	(93)	1,493	(486)	(648)	322	(757)	3,911
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	(139)	(59)	—	—	(64)	—	—	—	(262)
Equity Linked Notes	(26)	—	—	—	—	—	—	—	(26)
Total Other Policyholder Funds and Benefits Payable	(165)	(59)	—	—	(64)	—	—	—	(288)
Consumer Notes	(3)	3	—	—	—	—	—	—	—
Total Liabilities	$(168)	$(56)	$—	$—	$(64)	$—	$—	$—	$(288)

[1]
The Company classifies realized and unrealized gains (losses) on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]
Amounts in these rows are generally reported in net realized capital gains (losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization of DAC.

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

[7]
For additional information, see Note 2 - Business Acquisitions, Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements for discussion of the contingent consideration in connection with the acquisition of Lattice.

[8]
Includes issuance of contingent consideration associated with the Lattice acquisition, see Note 2 - Business Acquisitions, Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements for additional discussion.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at Year End

	December 31, 2016 [1] [2]	December 31, 2015 [1] [2]
Assets
Fixed Maturities, AFS
ABS	$—	$1
CDOs	—	(5)
CMBS	(3)	1
Corporate	(18)	(21)
Municipal	—	1
RMBS	—	(3)
Total Fixed Maturities, AFS	(21)	(26)
Fixed Maturities, FVO	—	(4)
Equity Securities, AFS	(2)	—
Freestanding Derivatives, net
Equity	—	—
Interest rate	—	(3)
GMWB hedging instruments	(52)	(5)
Macro hedge program	(33)	(34)
Other Contracts	(1)	(4)
Total Freestanding Derivatives, net	(86)	(46)
Reinsurance Recoverable for GMWB	(24)	9
Separate Accounts	—	27
Total Assets	(133)	(40)
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	88	(59)
Equity Linked Notes	(7)	—
Total Other Policyholder Funds and Benefits Payable	81	(59)
Consumer Notes	—	3
Contingent Consideration [3]	(2)	—
Total Liabilities	$79	$(56)

[1]
All amounts in these rows are reported in net realized capital gains (losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization of DAC.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

[3]
For additional information, see Note 2 - Business Acquisitions, Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements for discussion of the contingent consideration in connection with the acquisition of Lattice.

Fair Value Option
The Company has elected the fair value option for certain securities that contain embedded credit derivatives with underlying credit risk, primarily related to residential real estate, and these securities are included within Fixed Maturities, FVO on the Consolidated Balance Sheets. The Company also classifies the underlying fixed maturities held in certain consolidated investment funds within Fixed Maturities, FVO. The Company reports the underlying fixed maturities of these consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The consolidated investment funds hold fixed income securities in multiple sectors and the Company has management and control of the funds as well as a significant ownership interest.
The Company also elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Consolidated Balance Sheets. As of December 31, 2016, the Company no longer holds these investments. Income earned from

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
Changes in Fair Value of Assets using Fair Value Option

	For the year ended December 31,
	2016	2015	2014
Assets
Fixed maturities, FVO
Corporate	$—	$(7)	$(3)
CDOs	—	1	18
Foreign government	(1)	2	—
RMBS	8	—	(1)
Total fixed maturities, FVO	7	(4)	14
Equity, FVO	(34)	(12)	(3)
Total realized capital gains (losses)	$(27)	$(16)	$11
Fair Value of Assets and Liabilities using the Fair Value Option

	As of December 31,
	2016	2015
Assets
Fixed maturities, FVO
ABS	$7	$13
CDOs	3	6
CMBS	8	24
Corporate	40	87
Foreign government	—	2
U.S. government	7	3
RMBS	228	368
Total fixed maturities, FVO	293	503
Equity, FVO [1]	$—	$282

[1]	Included in equity securities, AFS on the Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of December 31, 2016.

Financial Instruments Not Carried at Fair Value
Financial Assets and Liabilities Not Carried at Fair Value

	Fair Value Hierarchy Level	Carrying Amount	Fair Value
	December 31, 2016
Assets
Policy loans	Level 3	$1,444	$1,444
Mortgage loans	Level 3	$5,697	$5,721
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,714	$6,906
Senior notes [2]	Level 2	$3,969	$4,487
Junior subordinated debentures [2]	Level 2	$1,083	$1,246
Consumer notes [3] [4]	Level 3	$20	$20
Assumed investment contracts [4]	Level 3	$487	$526
	December 31, 2015
Assets
Policy loans	Level 3	$1,447	$1,447
Mortgage loans	Level 3	$5,624	$5,736
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,706	$6,898
Senior notes [2]	Level 2	$4,259	$4,811
Junior subordinated debentures [2]	Level 2	$1,100	$1,304
Consumer notes [3] [4]	Level 3	$38	$38
Assumed investment contracts [4]	Level 3	$619	$682

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in preceding disclosures.

[4]	Included in other liabilities in the Consolidated Balance Sheets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments

Net Investment Income (Loss)

	For the years ended December 31,
(Before-tax)	2016	2015	2014
Fixed maturities [1]	$2,379	$2,409	$2,420
Equity securities	31	25	38
Mortgage loans	252	267	265
Policy loans	83	82	80
Limited partnerships and other alternative investments	214	227	294
Other investments [2]	115	138	179
Investment expenses	(113)	(118)	(122)
Total net investment income	$2,961	$3,030	$3,154

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that hedge fixed maturities and qualify for hedge accounting.
Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2016	2015	2014
Gross gains on sales	$441	$460	$527
Gross losses on sales	(253)	(405)	(250)
Net OTTI losses recognized in earnings	(56)	(102)	(59)
Valuation allowances on mortgage loans	—	(5)	(4)
Results of variable annuity hedge program
GMWB derivatives, net	(38)	(87)	5
Macro hedge program	(163)	(46)	(11)
Total results of variable annuity hedge program	(201)	(133)	(6)
Transactional foreign currency revaluation	(148)	(4)	124
Non-qualifying foreign currency derivatives	140	(3)	(142)
Other, net [1]	(191)	36	(174)
Net realized capital gains (losses)	$(268)	$(156)	$16

[1]
Includes non-qualifying derivatives, excluding variable annuity hedge program and foreign currency derivatives, of $(3), $32, and $(205), respectively for 2016, 2015 and 2014. Also included for the year ended December 31, 2016, is a loss related to the write-down of investments in solar energy partnerships, which generated tax benefits, and a loss related to the sale of the Company's U.K. property and casualty run-off subsidiaries.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $132, $(32), and $217 for the years ended December 31, 2016, 2015, and 2014, respectively.

Sales of AFS Securities

	For the years ended December 31,
	2016	2015	2014
Fixed maturities, AFS
Sale proceeds	$17,393	$20,615	$22,923
Gross gains	409	372	456
Gross losses	(223)	(317)	(182)
Equity securities, AFS
Sale proceeds	$680	$1,319	$354
Gross gains	30	61	22
Gross losses	(28)	(46)	(20)
Sales of AFS securities in 2016 were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.
Recognition and Presentation of Other-Than-Temporary Impairments
The Company will record an other-than-temporary impairment (“OTTI”) for fixed maturities and certain equity securities with debt-like characteristics (collectively “debt securities”) if the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value. A corresponding charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.
The Company will also record an OTTI for those debt securities for which the Company does not expect to recover the entire amortized cost basis. For these securities, the excess of the amortized cost basis over its fair value is separated into the portion representing a credit OTTI, which is recorded in net realized capital losses, and the remaining non-credit amount, which is recorded in OCI. The credit OTTI amount is the excess of its amortized cost basis over the Company’s best estimate of discounted expected future cash flows. The non-credit amount is the excess of the best estimate of the discounted expected future cash flows over the fair value. The Company’s best estimate of discounted expected future cash flows becomes the new cost basis and accretes prospectively into net investment income over the estimated remaining life of the security.
The Company’s best estimate of expected future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions regarding the future performance. The Company considers, but is not limited to (a) changes in the financial condition of the issuer and the underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) credit ratings, (d) payment structure of the security and (e) the extent to which the fair value has been less than the amortized cost of the security.
For non-structured securities, assumptions include, but are not limited to, economic and industry-specific trends and fundamentals, security-specific developments, industry earnings

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

multiples and the issuer’s ability to restructure and execute asset sales.
For structured securities, assumptions include, but are not limited to, various performance indicators such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, loan-to-value ("LTV") ratios, average cumulative collateral loss rates that vary by vintage year, prepayment speeds, and property value declines. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value.
The Company will also record an OTTI for equity securities where the decline in the fair value is deemed to be other-than-temporary. A corresponding charge is recorded in net realized capital losses equal to the difference between the fair value and cost basis of the security. The previous cost basis less the impairment becomes the new cost basis. The Company’s evaluation and assumptions used to determine an equity OTTI include, but is not limited to, (a) the length of time and extent to which the fair value has been less than the cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on preferred stock dividends and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. For the remaining equity securities which are determined to be temporarily impaired, the Company asserts its intent and ability to retain those equity securities until the price recovers.
Impairments in Earnings by Type

	For the years ended December 31,
	2016	2015	2014
Intent-to-sell impairments	$6	$54	$17
Credit impairments	43	29	37
Impairments on equity securities	7	16	2
Other impairments	—	3	3
Total impairments	$56	$102	$59

Cumulative Credit Impairments

	For the years ended December 31,
(Before-tax)	2016	2015	2014
Balance as of beginning of period	$(324)	$(424)	$(552)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(25)	(15)	(15)
Securities previously impaired	(18)	(14)	(22)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	59	68	138
Securities the Company made the decision to sell or more likely than not will be required to sell	—	2	—
Securities due to an increase in expected cash flows	28	59	27
Balance as of end of period	$(280)	$(324)	$(424)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Available-for-Sale Securities
AFS Securities by Type

	December 31, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]
ABS	$2,396	$17	$(31)	$2,382	$—	$2,520	$24	$(45)	$2,499	$—
CDOs [2]	1,853	67	(4)	1,916	—	2,989	75	(23)	3,038	—
CMBS	4,907	97	(68)	4,936	(6)	4,668	105	(56)	4,717	(8)
Corporate	24,380	1,510	(224)	25,666	—	25,876	1,342	(416)	26,802	(3)
Foreign govt./govt. agencies	1,164	33	(26)	1,171	—	1,321	34	(47)	1,308	—
Municipal	10,825	732	(71)	11,486	—	11,124	1,008	(11)	12,121	—
RMBS	4,738	66	(37)	4,767	—	3,986	82	(22)	4,046	—
U.S. Treasuries	3,542	182	(45)	3,679	—	4,481	222	(38)	4,665	—
Total fixed maturities, AFS	53,805	2,704	(506)	56,003	(6)	56,965	2,892	(658)	59,196	(11)
Equity securities, AFS [3]	1,020	96	(19)	1,097	—	842	38	(41)	839	—
Total AFS securities	$54,825	$2,800	$(525)	$57,100	$(6)	$57,807	$2,930	$(699)	$60,035	$(11)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2016 and 2015.

[2]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excludes equity securities, FVO, with a cost and fair value of $293 and $282 as of December 31, 2015. The Company held no equity securities, FVO as of December 31, 2016.
Fixed maturities, AFS, by Contractual Maturity Year

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,896	$1,912	$2,373	$2,405
Over one year through five years	9,015	9,289	10,929	11,200
Over five years through ten years	9,038	9,245	9,322	9,497
Over ten years	19,962	21,556	20,178	21,794
Subtotal	39,911	42,002	42,802	44,896
Mortgage-backed and asset-backed securities	13,894	14,001	14,163	14,300
Total fixed maturities, AFS	$53,805	$56,003	$56,965	$59,196
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities as of December 31, 2016 or December 31, 2015. As of December 31,

2016, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the State of California, Morgan Stanley, and the Commonwealth of Massachusetts which each comprised less than 1% of total invested assets. As of December 31, 2015, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were Morgan Stanley, the State of California, and JP Morgan Chase &Co. which each comprised less than 1% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2016, were municipal securities, utilities, and financial services which comprised approximately 16%, 8% and 8%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2015 were municipal investments, financial services, and CMBS which comprised approximately 17%, 9% and 6%, respectively, of total invested assets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2016

	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$582	$579	$(3)	$368	$340	$(28)	$950	$919	$(31)
CDOs [1]	641	640	(1)	370	367	(3)	1,011	1,007	(4)
CMBS	2,076	2,027	(49)	293	274	(19)	2,369	2,301	(68)
Corporate	5,418	5,248	(170)	835	781	(54)	6,253	6,029	(224)
Foreign govt./govt. agencies	573	550	(23)	27	24	(3)	600	574	(26)
Municipal	1,567	1,498	(69)	43	41	(2)	1,610	1,539	(71)
RMBS	1,655	1,624	(31)	591	585	(6)	2,246	2,209	(37)
U.S. Treasuries	1,432	1,387	(45)	—	—	—	1,432	1,387	(45)
Total fixed maturities, AFS	13,944	13,553	(391)	2,527	2,412	(115)	16,471	15,965	(506)
Equity securities, AFS [2]	330	315	(15)	38	34	(4)	368	349	(19)
Total securities in an unrealized loss position	$14,274	$13,868	$(406)	$2,565	$2,446	$(119)	$16,839	$16,314	$(525)
Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2015

	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$1,619	$1,609	$(10)	$357	$322	$(35)	$1,976	$1,931	$(45)
CDOs [1]	1,164	1,154	(10)	1,243	1,227	(13)	2,407	2,381	(23)
CMBS	1,726	1,681	(45)	189	178	(11)	1,915	1,859	(56)
Corporate	9,206	8,866	(340)	656	580	(76)	9,862	9,446	(416)
Foreign govt./govt. agencies	679	646	(33)	124	110	(14)	803	756	(47)
Municipal	440	430	(10)	18	17	(1)	458	447	(11)
RMBS	1,349	1,340	(9)	415	402	(13)	1,764	1,742	(22)
U.S. Treasuries	2,432	2,394	(38)	8	8	—	2,440	2,402	(38)
Total fixed maturities, AFS	18,615	18,120	(495)	3,010	2,844	(163)	21,625	20,964	(658)
Equity securities, AFS [2]	480	449	(31)	62	52	(10)	542	501	(41)
Total securities in an unrealized loss position	$19,095	$18,569	$(526)	$3,072	$2,896	$(173)	$22,167	$21,465	$(699)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivatives within certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of December 31, 2016 and 2015, excludes equity securities, FVO which are included in equity securities, AFS on the Consolidated Balance Sheets.
As of December 31, 2016, AFS securities in an unrealized loss position consisted of 4,187 securities, primarily in the corporate sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of December 31, 2016, 95% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2016 was primarily attributable to tighter credit spreads, partially offset by higher interest rates.
Most of the securities depressed for twelve months or more relate to corporate securities concentrated in the financial services and energy sectors, student loan ABS, and structured securities with exposure to commercial real estate. Corporate financial services securities and student loan ABS were primarily depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. Corporate securities within the energy sector are primarily depressed due to a lower level of oil prices. For certain commercial real estate securities, current market spreads are wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
Mortgage Loans
Mortgage Loan Valuation Allowances
Commercial mortgage loans are considered to be impaired when management estimates that, based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. The Company reviews mortgage loans on a quarterly basis to identify potential credit losses. Among other factors, management reviews current and projected macroeconomic trends, such as unemployment rates, and property-specific factors such as rental rates, occupancy levels, LTV ratios and debt service coverage ratios (“DSCR”). In addition, the Company

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

considers historical, current and projected delinquency rates and property values. Estimates of collectibility require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates.
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and estimated value. The mortgage loan's estimated value is most frequently the Company's share of the fair value of the collateral but may also be the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate or (b) the loan’s observable market price. A valuation allowance may be recorded for an individual loan or for a group of loans that have an LTV ratio of 90% or greater, a low DSCR or have other lower credit quality characteristics. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectible and the borrowers continue to make payments under the original or restructured loan terms. The Company stops accruing interest income on loans when it is probable that the Company will not receive interest and principal payments according to the contractual terms of the loan agreement. The company resumes accruing interest income when it determines that sufficient collateral exists to satisfy the full amount of the loan principal and interest payments and when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.
As of December 31, 2016, commercial mortgage loans had an amortized cost of $5.7 billion, with a valuation allowance of $19 and a carrying value of $5.7 billion. As of December 31, 2015, commercial mortgage loans had an amortized cost of $5.6 billion, with a valuation allowance of $23 and a carrying value of $5.6 billion. Amortized cost represents carrying value prior to valuation allowances, if any.
As of December 31, 2016 and 2015, the carrying value of mortgage loans that had a valuation allowance was $31 and $82, respectively. There were no mortgage loans held-for-sale as of December 31, 2016 or December 31, 2015. As of December 31, 2016, the Company had an immaterial amount of mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.
Valuation Allowance Activity

	For the years ended December 31,
	2016	2015	2014
Balance as of January 1	$(23)	$(18)	$(67)
(Additions)/Reversals	—	(7)	(4)
Deductions	4	2	53
Balance as of December 31	$(19)	$(23)	$(18)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 52% as of December 31, 2016, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.70x as of December 31, 2016. As of December 31, 2016, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income. As of December 31, 2015, the Company held two delinquent commercial mortgage loans past due by 90 days or more. The loans had a total carrying value and valuation allowance of $17 and $20, respectively, and neither loan was accruing income.
Commercial Mortgage Loans Credit Quality

	December 31, 2016		December 31, 2015
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$20	0.59x	$24	0.81x
65% - 80%	568	2.17x	623	1.82x
Less than 65%	5,109	2.78x	4,977	2.75x
Total commercial mortgage loans	$5,697	2.70x	$5,624	2.63x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Mortgage Loans by Region

	December 31, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$293	5.1%	$289	5.1%
East South Central	14	0.2%	14	0.2%
Middle Atlantic	534	9.4%	384	6.8%
Mountain	61	1.1%	32	0.6%
New England	345	6.1%	446	7.9%
Pacific	1,609	28.3%	1,669	29.7%
South Atlantic	1,198	21.0%	1,174	20.9%
West North Central	40	0.7%	29	0.5%
West South Central	338	5.9%	318	5.7%
Other [1]	1,265	22.2%	1,269	22.6%
Total mortgage loans	$5,697	100.0%	$5,624	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.
Mortgage Loans by Property Type

	December 31, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$16	0.3%	$26	0.5%
Industrial	1,468	25.7%	1,422	25.3%
Lodging	25	0.4%	26	0.5%
Multifamily	1,365	24.0%	1,345	23.9%
Office	1,361	23.9%	1,547	27.5%
Retail	1,036	18.2%	1,109	19.7%
Other	426	7.5%	149	2.6%
Total mortgage loans	$5,697	100.0%	$5,624	100.0%
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees income over the period that services are performed. As of December 31, 2016, the Company serviced commercial mortgage loans with a total outstanding principal of $901, of which $251 was serviced on behalf of third parties and $650 was retained and reported on the Company’s Consolidated Balance Sheets, including $124 in separate account assets. As of December 31, 2015, under this program the Company serviced commercial mortgage loans with a total outstanding principal balance of $359, of which $129 was serviced on behalf of third parties and $230 was retained and reported as assets on the Company's Consolidated Balance Sheets, including $54 in separate account assets. Servicing rights are carried at the lower of cost or fair value and were zero as of December 31, 2016 and December 31, 2015 because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager and as a means of accessing capital through a contingent capital facility ("the facility").
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Consolidated VIEs

	December 31, 2016			December 31, 2015
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDO [3]	$5	$5	$—	$5	$5	$—
Investment funds [4]	—	—	—	159	7	151
Limited partnerships and other alternative investments [5]	—	—	—	2	—	2
Total	$5	$5	$—	$166	$12	$153

[1]	Included in other liabilities on the Company’s Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in cash on the Company’s Consolidated Balance Sheets.

[4]	Total assets included in fixed maturities, FVO, short-term investments, equity, AFS, and cash on the Company's Consolidated Balance Sheets.

[5]	Total assets included in limited partnerships and other alternative investments on the Company's Consolidated Balance Sheets.
Effective January 1, 2016, the Company adopted new consolidation guidance and determined that three investment funds, that were previously identified as consolidated VIEs and for which the Company has management and control of the investments, are voting interest entities under the new consolidation guidance. The Company still owns a majority interest in one investment fund that is still consolidated on the Company's Consolidated Financial Statements; however, as of December 31, 2016, this fund is not included as a VIE in the table above. The remaining two investment funds previously identified as consolidated VIEs were disposed of during 2016.
CDO represents a structured investment vehicle for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the security issued by this vehicle.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. Upon the adoption of the new consolidation guidance, discussed above, these investments are now considered VIEs. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2016 and December 31, 2015 is limited to the total carrying value of $1.7 billion and $1.5 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets. As of December 31, 2016 and December 31, 2015, the Company has outstanding commitments totaling $1.2 billion and $692 million, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company also makes passive investments in structured securities issued by VIEs for which the Company is not the manager and, therefore does not consolidate. These investments are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
The Company also holds a significant variable interest in a VIE for which it is not the primary beneficiary. This VIE represents a contingent capital facility ("facility") that has been held by the Company since February 2007 and for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the contingent capital facility were $1 and $3, respectively, as of December 31, 2016, and $7 and $8, respectively, as of December 31, 2015. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of December 31, 2016 and 2015, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. As such, the Company does not consolidate its variable interest in the facility. For further information on the facility, see Note 13 - Debt of Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Securities Lending, Repurchase Agreements and Other Collateral Transactions
The Company enters into securities financing transactions as a way to earn income on securities loaned (securities lending) or on securities sold and repurchased (repurchase agreements).
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s consolidated balance sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the consolidated balance sheets. Income associated with securities lending transactions is reported as a component of net investment income on the Company’s consolidated statements of operations. As of December 31, 2016, the fair value of securities on loan and the associated liability for cash collateral received was $488 and $461, respectively. The Company also received securities collateral of $39 which was not included in the Company's Consolidated Balance Sheets. As of December 31, 2015, the fair value of securities on loan and the associated liability for cash collateral received was $67 and $68, respectively.
From time to time, the Company enters into repurchase agreements to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified date in the future. These transactions generally have a contractual maturity of ninety days or less.
Under repurchase agreements, the Company transfers collateral of U.S. government and government agency securities and receives cash. For repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements require additional collateral to be transferred when necessary and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's consolidated balance sheets. Repurchase agreements include master netting provisions that provide both counterparties the right to offset claims and apply securities held by them with respect to their obligations in the event of a default. Although the Company has the contractual right to offset claims, fixed maturities do not meet the specific conditions for net presentation under U.S. GAAP. The Company accounts for the repurchase agreements as collateralized borrowings. The securities transferred under repurchase agreements are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Consolidated Balance Sheets.
As of December 31, 2016, the Company reported in fixed maturities, AFS on the Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $226 in fixed maturities, AFS and $22 in cash. The Company reported a corresponding obligation to repurchase the pledged securities of $241 in other liabilities on the Consolidated Balance Sheets. As of December 31, 2015, the Company reported financial collateral pledged relating to repurchase agreements $440 in fixed maturities, AFS and $5 in cash. The Company reported a corresponding obligation to repurchase the pledged securities of $445 in other liabilities on the Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of December 31, 2016 or December 31, 2015.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of December 31, 2016 and 2015, the fair value of securities on deposit was approximately $2.5 billion.
As of December 31, 2016 and 2015, the Company has pledged as collateral $102 and $35, respectively, of U.S. government securities and government agency securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section of Note 7 - Derivative Instruments.
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, real estate funds, and private equity and other funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The remainder of investments in limited partnerships and other alternative investments consists primarily of investments in insurer-owned life insurance accounted for at cash surrender value and a wholly-owned fund of funds accounted for under investment fund accounting measured at fair value as discussed in Note 5 Fair Value Measurements of Notes to Consolidated Financial Statements. This fund of funds was liquidated during 2016. For those limited partnerships and other alternative investments accounted for under the equity method, the Company’s maximum exposure to loss as of December 31, 2016 is limited to the total carrying value of $2.1 billion. In addition, the Company has outstanding commitments totaling $1.2 billion to fund limited partnership and other alternative investments as of December 31, 2016. The Company’s investments in limited partnerships are generally of a

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2016, aggregate investment income from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $114.4 billion and $95.5 billion as of December 31, 2016 and 2015, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $19.1 billion and $15.2 billion as of December 31, 2016 and 2015, respectively. Aggregate net investment income of the limited partnerships in which the Company invested totaled $1.0 billion, $1.0 billion and $3.6 billion for the periods ended December 31, 2016, 2015 and 2014, respectively. Aggregate net income of the limited partnerships in which the Company invested totaled $8.0 billion, $6.3 billion and $9.6 billion for the periods ended December 31, 2016, 2015 and 2014, respectively. As of, and for the period ended, December 31, 2016, the aggregated summarized financial data reflects the latest available financial information.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives

The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, commodity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. The Company also may enter into and has previously issued financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or as embedded derivative instruments, such as certain GMWB riders included with certain variable annuity products.
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 of these financial statements. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the future purchase of fixed-rate securities, primarily to hedge interest rate risk inherent in the assumptions used to price certain product liabilities.
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
The non-qualifying strategies include:

Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2016 and 2015, the notional amount of interest rate swaps in offsetting relationships was $10.6 billion and $12.9 billion, respectively.
Foreign Currency Swaps and Forwards
Foreign currency forwards are used to hedge non-U.S. dollar denominated cash and equity securities as well as currency impacts on changes in equity of the U.K. property and casualty run-off subsidiaries that are held for sale. For further information on the disposition, see Note 2 of these financial statements. The Company also enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Fixed Payout Annuity Hedge
The Company has obligations for certain yen denominated fixed payout annuities under an assumed reinsurance contract. The Company invests in U.S. dollar denominated assets to support the assumed reinsurance liability. The Company has in place pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Credit Contracts
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in the value of fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity or referenced index as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk related to certain structured fixed maturity securities that have embedded credit derivatives, which reference a standard index of corporate securities. In addition, the Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Equity Index Swaps and Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. During 2015, the Company entered into a total return swap to hedge equity risk of specific common stock investments which were accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). The swap matured in January 2016 and the specific common stock investments were sold at that time. In addition, the Company formerly offered certain equity indexed products that remain in force, a portion of which contain embedded derivatives that require changes in value to be bifurcated from the host

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives (continued)

contract. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
Commodity Contracts
The Company has used put options contracts on oil futures to partially offset potential losses related to certain fixed maturity securities that could be impacted by changes in oil prices. These options were terminated at the end of 2015.
GMWB Derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB product is a bifurcated embedded derivative (“GMWB product derivatives”) that has a notional value equal to the GRB. The Company uses reinsurance contracts to transfer a portion of its risk of loss due to GMWB. The reinsurance contracts covering GMWB (“GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB reinsured.
The Company utilizes derivatives (“GMWB hedging instruments”) as part of a dynamic hedging program designed to hedge a portion of the capital market risk exposures of the non-reinsured GMWB riders. The GMWB hedging instruments hedge changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options and futures, on certain indices including the S&P 500 index, EAFE index and NASDAQ index. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices.
GMWB Hedging Instruments

	Notional Amount		Fair Value
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Customized swaps	$5,191	$5,877	$100	$131
Equity swaps, options, and futures	1,362	1,362	(27)	2
Interest rate swaps and futures	3,703	3,740	21	25
Total	$10,256	$10,979	$94	$158
Macro Hedge Program
The Company utilizes equity swaps, options, futures, and forwards to provide partial protection against the statutory tail scenario risk arising from GMWB and the guaranteed minimum death benefit ("GMDB") liabilities on the Company's statutory surplus. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program.
Contingent Capital Facility Put Option
The Company entered into a put option agreement that provides the Company the right to require a third-party trust to purchase, at any time, The Hartford’s junior subordinated notes in a maximum aggregate principal amount of $500. On February 8, 2017, The Hartford exercised the put option resulting in the issuance of $500 in junior subordinated notes with proceeds received on February 15, 2017. Under the put option agreement, The Hartford had been paying premiums on a periodic basis and has agreed to reimburse the trust for certain fees and ordinary expenses. For further information on the put option agreement, see the Contingent Capital Facility section within Note 13 - Debt.
Modified Coinsurance Reinsurance Contracts
As of December 31, 2016 and 2015, the Company had approximately $875 and $895, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.
Derivative Balance Sheet Classification
For reporting purposes, the Company has elected to offset within assets or liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset within assets or liabilities based upon the net of the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements was $963 and $1.1 billion as of December 31, 2016 and 2015, respectively. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements of Notes to the Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives (continued)

Derivative Balance Sheet Presentation

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
Cash flow hedges
Interest rate swaps	$3,440	$3,527	$(79)	$17	$11	$50	$(90)	$(33)
Foreign currency swaps	239	143	(15)	(19)	11	7	(26)	(26)
Total cash flow hedges	3,679	3,670	(94)	(2)	22	57	(116)	(59)
Fair value hedges
Interest rate swaps	—	23	—	—	—	—	—	—
Total fair value hedges	—	23	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	11,743	14,290	(890)	(814)	264	297	(1,154)	(1,111)
Foreign exchange contracts
Foreign currency swaps and forwards	1,064	653	68	17	70	17	(2)	—
Fixed payout annuity hedge	804	1,063	(263)	(357)	—	—	(263)	(357)
Credit contracts
Credit derivatives that purchase credit protection	209	423	(4)	18	—	22	(4)	(4)
Credit derivatives that assume credit risk [1]	1,309	2,458	10	(13)	15	9	(5)	(22)
Credit derivatives in offsetting positions	3,317	4,059	(1)	(2)	39	40	(40)	(42)
Equity contracts
Equity index swaps and options	105	419	—	15	33	41	(33)	(26)
Variable annuity hedge program
GMWB product derivatives [2]	13,114	15,099	(241)	(262)	—	—	(241)	(262)
GMWB reinsurance contracts	2,709	3,106	73	83	73	83	—	—
GMWB hedging instruments	10,256	10,979	94	158	190	264	(96)	(106)
Macro hedge program	6,532	4,548	178	147	201	179	(23)	(32)
Other
Contingent capital facility put option	500	500	1	7	1	7	—	—
Modified coinsurance reinsurance contracts	875	895	68	79	68	79	—	—
Total non-qualifying strategies	52,537	58,492	(907)	(924)	954	1,038	(1,861)	(1,962)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$56,216	$62,185	$(1,001)	$(926)	$976	$1,095	$(1,977)	$(2,021)
Balance Sheet Location
Fixed maturities, available-for-sale	$322	$425	$1	$(3)	$1	$—	$—	$(3)
Other investments	23,620	23,253	(180)	1	377	409	(557)	(408)
Other liabilities	15,526	19,358	(689)	(798)	457	524	(1,146)	(1,322)
Reinsurance recoverables	3,584	4,000	141	162	141	162	—	—
Other policyholder funds and benefits payable	13,164	15,149	(274)	(288)	—	—	(274)	(288)
Total derivatives	$56,216	$62,185	$(1,001)	$(926)	$976	$1,095	$(1,977)	$(2,021)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives (continued)

Offsetting Derivative Assets and Liabilities

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of December 31, 2016
Other investments	$834	$670	$(180)	$344	$103	$61
Other liabilities	$(1,703)	$(884)	$(689)	$(130)	$(763)	$(56)
As of December 31, 2015
Other investments	$933	$756	$1	$176	$100	$77
Other liabilities	$(1,730)	$(818)	$(798)	$(114)	$(889)	$(23)

[1]	Included in other investments in the Company's Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2016	2015	2014
Interest rate swaps	$(17)	$28	$150
Foreign currency swaps	4	—	(10)
Total	$(13)	$28	$140
	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	2016	2015	2014
Interest rate swaps
Net realized capital gain/(loss)	$11	$4	$(1)
Net investment income	62	64	87
Foreign currency swaps
Net realized capital gain/(loss)	(2)	(9)	(13)
Total	$71	$59	$73

During the years ended December 31, 2016 and 2015, the Company had no ineffectiveness recognized in income within net realized capital gains (losses). During December 31, 2014, the Company had $2 of ineffectiveness on interest rate swaps recognized in income within net realized capital gains (losses).
As of December 31, 2016, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $48. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately two years.
During the years ended December 31, 2016, 2015, and 2014, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For the years ended December 31, 2016, 2015, and 2014, the Company recognized in income immaterial gains and (losses) for

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives (continued)

the ineffective portion of fair value hedges related to the derivative instrument and the hedged item.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)

	December 31,
	2016	2015	2014
Variable annuity hedge program
GMWB product derivatives	$88	$(59)	$(2)
GMWB reinsurance contracts	(14)	17	4
GMWB hedging instruments	(112)	(45)	3
Macro hedge program	(163)	(46)	(11)
Total variable annuity hedge program	(201)	(133)	(6)
Foreign exchange contracts
Foreign currency swaps and forwards	115	18	6
Fixed payout annuity hedge	25	(21)	(148)
Total foreign exchange contracts	140	(3)	(142)
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions and futures	(17)	(15)	(172)
Credit contracts
Credit derivatives that purchase credit protection	(26)	8	(10)
Credit derivatives that assume credit risk	43	(11)	16
Equity contracts
Equity index swaps and options	15	19	3
Commodity contracts
Commodity options	—	(9)	—
Other
Contingent capital facility put option	(6)	(6)	(6)
Modified coinsurance reinsurance contracts	(12)	46	(34)
Derivative instruments formerly associated with HLIKK [1]	—	—	(2)
Total other non-qualifying derivatives	(3)	32	(205)
Total [2]	$(64)	$(104)	$(353)

[1]	These amounts relate to the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives (continued)

Credit Derivatives by Type

				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of December 31, 2016
Single name credit default swaps
Investment grade risk exposure	$169	$—	4 years	Corporate Credit/ Foreign Gov.	A-	$50	$—
Below investment grade risk exposure	77	—	1 year	Corporate Credit	B+	77	—
Basket credit default swaps [4]
Investment grade risk exposure	2,065	22	3 years	Corporate Credit	BBB+	1,204	(10)
Below investment grade risk exposure	50	3	4 years	Corporate Credit	B	50	(3)
Investment grade risk exposure	297	(5)	4 years	CMBS Credit	AA	167	1
Below investment grade risk exposure	110	(26)	1 year	CMBS Credit	CCC	111	26
Embedded credit derivatives
Investment grade risk exposure	200	201	Less than 1 year	Corporate Credit	A+	—	—
Total [5]	$2,968	$195				$1,659	$14
As of December 31, 2015
Single name credit default swaps
Investment grade risk exposure	$190	$(1)	1 year	Corporate Credit/ Foreign Gov.	BBB+	$176	$(1)
Below investment grade risk exposure	77	(2)	2 years	Corporate Credit	B	77	1
Basket credit default swaps [4]
Investment grade risk exposure	3,036	22	4 years	Corporate Credit	BBB+	1,411	(13)
Investment grade risk exposure	681	(19)	6 years	CMBS Credit	AA+	212	1
Below investment grade risk exposure	153	(25)	1 year	CMBS Credit	CCC	153	25
Embedded credit derivatives
Investment grade risk exposure	350	346	1 year	Corporate Credit	A+	—	—
Total [5]	$4,487	$321				$2,029	$13

[1]
The average credit ratings are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

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

[4]
Includes $2.5 billion and $3.9 billion as of December 31, 2016 and 2015, respectively, of notional amount on swaps of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2016 and 2015, the Company pledged cash collateral associated with derivative instruments with a fair value of $623 and $488, respectively, for which the collateral receivable has been primarily included within other investments on the Company's Consolidated Balance Sheets. As of December 31, 2016 and 2015, the Company also pledged securities collateral associated with derivative instruments with a fair value of $1.1 billion, which

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives (continued)

have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of December 31, 2016 and 2015, the Company accepted cash collateral associated with derivative instruments of $387 and $369, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of December 31, 2016 and 2015 with a fair value of $109 and $100, respectively, of which the Company has the ability to sell or repledge $81 and $100, respectively. As of December 31, 2016 and 2015, the Company had no repledged securities and did not sell any securities. In addition, as of December 31, 2016 and 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Reinsurance

The Company cedes insurance to affiliated and unaffiliated insurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers.
Effective December 31, 2016, the Company entered into an asbestos and environmental adverse development cover (“ADC”) reinsurance agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”), to reduce uncertainty about potential adverse development.  Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss reserve development up to$1.5 billion above the Company’s existing net asbestos and environmental (“A&E”) reserves as of December 31, 2016 of approximately $1.7 billion.  The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. As of December 31, 2016, other liabilities included $650 for the accrued reinsurance premium. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.  The ADC covers substantially all the Company’s A&E reserve development up to the reinsurance limit.  The ADC excludes risk of adverse development on net asbestos and environmental reserves held by the Company’s U.K. Property and Casualty run-off subsidiaries which have been accounted for as liabilities held for sale in the Consolidated Balance Sheets as of December 31, 2016.
The ADC has been accounted for as retroactive reinsurance and the Company reported the $650 cost as a loss on reinsurance transaction in 2016 in the Consolidated Statements of

Operations. Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016, if any, will result in an offsetting reinsurance recoverable up to the $1.5 billion limit.  Cumulative ceded losses up to the $650 reinsurance premium paid would be recognized as a dollar-for-dollar offset to direct losses incurred.  Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain.  The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings.
Reinsurance Recoverables
Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance recoverables based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.

Reinsurance Recoverables

	As of
	December 31, 2016	December 31, 2015
Property and Casualty Insurance Products
Paid loss and loss adjustment expenses	$89	$119
Unpaid loss and loss adjustment expenses	2,449	2,662
Gross reinsurance recoverables [1]	2,538	2,781
Allowance for uncollectible reinsurance	(165)	(266)
Net reinsurance recoverables	$2,373	$2,515
Group Benefits and Life Insurance Products
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$19,729	$19,369
Other reinsurers	1,209	1,305
Net reinsurance recoverables [2]	$20,938	$20,674
Reinsurance recoverables, net	$23,311	$23,189
[1] Excludes reinsurance recoverables of $178 to be transferred to the buyer in connection with the pending sale of the Company's U.K. property and casualty run-off subsidiaries.
[2] No allowance for uncollectible reinsurance is required as of December 31, 2016 and December 31, 2015.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Reinsurance (continued)

As of December 31, 2016, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $11.1 billion, respectively. As of December 31, 2015, the Company had reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.8 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of December 31, 2016, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s Consolidated Stockholders’ Equity.
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
Insurance Revenues
The effect of reinsurance on insurance revenues is as follows:

Property and Casualty Insurance Revenue

	For the years ended December 31,
Premiums Written	2016	2015	2014
Direct	$10,906	$10,861	$10,571
Assumed	253	297	275
Ceded	(591)	(580)	(602)
Net	$10,568	$10,578	$10,244
Premiums Earned
Direct	$10,871	$10,704	$10,531
Assumed	261	298	264
Ceded	(583)	(586)	(699)
Net	$10,549	$10,416	$10,096
Ceded losses, which reduce losses and loss adjustment expenses incurred, were $388, $336 and $502 for the years ended December 31, 2016, 2015 and 2014, respectively.

Group Benefits and Life Insurance Revenue

	For the years ended December 31,
	2016	2015	2014
Gross earned premiums, fees and other considerations	$5,682	$5,767	$6,029
Reinsurance assumed	236	209	193
Reinsurance ceded	(1,651)	(1,707)	(1,720)
Net earned premiums, fees and other considerations	$4,267	$4,269	$4,502
For its life insurance and group benefits products, the Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements, and variations thereto. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Under modified coinsurance, cash and investments that support the liabilities for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies.
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded life reinsurance agreements, which reduce death and other benefits,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Reinsurance (continued)

were $1,145, $1,111, and $863 for the years ended December 31, 2016, 2015, and 2014, respectively.
In addition to reinsurance of life insurance risks, the Company has reinsured a portion of the risk associated with variable annuities and the associated GMDB and GMWB riders.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Deferred Policy Acquisition Costs

Changes in the DAC Balance

	For the years ended December 31,
	2016	2015	2014
Balance, beginning of period	$1,816	$1,823	$2,161
Deferred costs	1,390	1,390	1,364
Amortization — DAC	(1,502)	(1,571)	(1,593)
Amortization — Unlock benefit (charge), pre-tax	(21)	69	(136)
Adjustments to unrealized gains and losses on securities AFS and other	28	105	27
Balance, end of period	$1,711	$1,816	$1,823

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Goodwill

Goodwill Carrying Value as of December 31, 2016

	Small Commercial	Mutual Funds	Personal Lines	Corporate [2]	Total
Balance, beginning of period [1]	$—	$149	$119	$230	$498
Acquisitions [3]	38	31	—	—	69
Balance, end of period [1]	$38	$180	$119	$230	$567

[1]	Corporate goodwill carrying value includes $355 of gross carrying amount offset by accumulated impairment loss.

[2]
Goodwill within Corporate is primarily attributed to the Company’s “buy-back” of Hartford Life, Inc. ("HLI") in 2000 and was allocated to each of Hartford Life’s reporting units based on the reporting unit’s fair value of in-force business at the buy-back date. Although this goodwill was allocated to each reporting unit, it is held in Corporate for segment reporting. Carrying value as of December 31, 2016, 2015 and 2014 includes $138 and $92 for the Group Benefits and Mutual Funds reporting units, respectively.

[3]	For further discussion on business acquisitions, refer to Note 2 - Business Acquisitions, Dispositions and Discontinued Operations to Consolidated Financial Statements.
The annual goodwill assessment for The Hartford's reporting units was completed as of October 31, 2016, 2015, and 2014, which resulted in no write-downs of goodwill in the respective years then ended. In 2016, all reporting units passed the first step of their annual impairment test with a significant margin.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses

Property and Casualty Insurance Products

Roll-forward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2016	2015	2014
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$21,825	$21,806	$21,704
Reinsurance and other recoverables	2,882	3,041	3,028
Beginning liabilities for unpaid losses and loss adjustment expenses, net	18,943	18,765	18,676
Add: Maxum acquisition [1]	122	—	—
Provision for unpaid losses and loss adjustment expenses
Current accident year	6,990	6,647	6,572
Prior accident year development	457	250	228
Total provision for unpaid losses and loss adjustment expenses	7,447	6,897	6,800
Less: payments
Current accident year	2,749	2,653	2,639
Prior accident years	4,219	4,066	4,072
Total payments	6,968	6,719	6,711
Less: net reserves transferred to liabilities held for sale	487	—	—
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,057	18,943	18,765
Reinsurance and other recoverables [2]	2,776	2,882	3,041
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$21,833	$21,825	$21,806

[1]	Represents Maxum reserves, net as of the acquisition date.

[2]	Includes reinsurance recoverables of $2,373, $2,515 and $2,730 as of December 31, 2016, 2015 and 2014, respectively.
Property and Casualty Insurance Products Reserves, Net of Reinsurance that are Discounted

	For the years ended December 31,
	2016			2015			2014
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts		$1,504			$1,607			$1,577
Less: amount of discount	483			523			556
Carrying value of liability for unpaid losses and loss adjustment expenses		$1,021			$1,084			$1,021
Discount accretion included in losses and loss adjustment expenses		$29			$38			$31
Weighted average discount rate	3.11%			3.24%			3.50%
Range of discount rates	1.77%	-	14.15%	1.77%	-	14.15%	1.77%	-	14.15%
The current accident year benefit from discounting property and casualty insurance product reserves was $27 in 2016, $35 in 2015 and $34 in 2014. The reduction in the discount benefit in 2016 as compared to 2015 reflects lower claim volume and a shorter than expected payment pattern in 2016. The reduction in the discount benefit in 2015 as compared to 2014 reflects lower claim volume and a shorter than expected payment pattern in 2015. Reserves are discounted at rates in effect at the time claims were incurred, ranging from 1.77% for accident year 2016 to 14.15% for accident year 1981.
The reserves recorded for the Company’s property and casualty insurance products at December 31, 2016 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows.
Losses and loss adjustment expenses are also impacted by trends including frequency and severity as well as changes in the legislative and regulatory environment. In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty in the ultimate settlement of the liabilities gross of reinsurance include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

inherent in major litigation, and inconsistent emerging legal doctrines. In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty in gross reserves include expanding theories of liabilities and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims, and uncertainty as to the monetary amount being sought by the claimant from the insured.
(Favorable) Unfavorable Prior Accident Year Development

	For the years ended December 31,
	2016	2015	2014
Workers’ compensation	$(119)	$(37)	$(7)
Workers’ compensation discount accretion	28	29	30
General liability	65	8	(25)
Package business	65	28	3
Commercial property	1	(6)	2
Professional liability	(37)	(36)	(17)
Bond	(8)	(2)	8
Auto liability	217	54	25
Homeowners	(10)	9	(7)
Net asbestos reserves	197	146	212
Net environmental reserves	71	55	30
Catastrophes	(7)	(18)	(45)
Uncollectible reinsurance	(30)	—	—
Other reserve re-estimates, net	24	20	19
Total prior accident year development	$457	$250	$228
2016 re-estimates of prior accident year reserves

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

•
General liability reserves increased for accident years 2012 - 2015 primarily due to higher severity losses incurred on a class of business that insures service and maintenance contractors and increased reserves in general liability for accident years 2008 and 2010 primarily due to indemnity losses and legal costs associated with a litigated claim.

•
Small commercial package business reserves increased due to higher than expected severity on liability claims, principally for accident years 2013 - 2015. Severity for these accident years has developed unfavorably and management has placed more weight on emerged experience.

•
Professional liability reserves decreased for claims made years 2008 - 2013, primarily for large accounts, including on non-securities class action cases. Claim costs have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•
Auto liability reserves increased due to increases in both commercial lines auto and personal lines auto. Commercial auto liability reserves increased, predominately for the 2015 accident year, primarily due to increased frequency of large claims. Personal auto liability reserves increased, primarily related to increased bodily injury frequency and severity for the 2015 accident year, including for uninsured and under-insured motorist claims, and increased bodily injury severity for the 2014 accident year. Increases in auto liability loss costs were across both the direct and agency distribution channels.

•
Asbestos and environmental reserves were increased during the period as a result of the second quarter 2016 comprehensive annual review. For further discussion, refer to MD&A, Critical Accounting Estimates, Asbestos and Environmental Reserves.

•	Uncollectible reinsurance reserves decreased as a result of giving greater weight to favorable collectability experience in recent calendar periods in estimating future collections.
2015 re-estimates of prior accident year reserves

•
Workers' compensation reserves decreased due to an improvement in claim closure rates resulting in a decrease in outstanding claims for permanently disabled claimants. In addition, accident years 2013 and 2014 continue to exhibit favorable frequency and medical severity trends; management has been placing additional weight on this favorable experience as it becomes more credible.

•	Small Commercial package business reserves increased due to higher than expected severity on liability claims, impacting recent accident years.

•	Commercial auto liability reserves increased due to increased severity of large claims predominantly for accident years 2010 to 2013.

•
Professional liability reserves decreased for claims made years 2009 through 2012 primarily for large accounts. Claim costs have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

•	Asbestos and environmental reserves were increased during the period as a result of the 2015 comprehensive annual review.

•	Catastrophe reserves decreased primarily for accident year 2014 as fourth quarter 2014 catastrophes have developed favorably.

•
Other reserve re-estimates, net, decreased due to decreased contract surety reserves across several accident years and decreased commercial surety reserves for accident years 2012 through 2014 as a result of lower emerged losses. These reserve decreases were offset by an increase in commercial surety reserves related to accident years 2007 and prior, as the number of new claims reported has outpaced expectations.

2014 re-estimates of prior accident years reserves

•	Workers' compensation reserves decreased for recent accident years due to improved frequency and lower estimated claim handling costs.

•	General liability reserves decreased due to lower frequency in late emerging claims.

•	Commercial auto liability reserves increased due to an increased frequency of severe claims spread across several accident years.

•	Professional liability reserves decreased for accident years 2013, 2012 and 2010 due to lower frequency of reported claims.

•	Bond reserves emerged favorably for accident years 2008 to 2013, offset by adverse emergence on reserves for accident years 2007 and prior.

•	Homeowners reserves emerged favorably for accident year 2013, primarily related to favorable development on fire and water related claims.

•	Asbestos and environmental reserves were increased during the period as a result of the 2014 comprehensive annual review.

•	Catastrophe reserves decreased primarily for accident year 2013, as fourth quarter 2013 catastrophes have developed favorably.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses As of December 31, 2016

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Accident Years Displayed in Triangles	Cumulative Paid for Accident Years Displayed in Triangles	Unpaid for Accident Years not Displayed in Triangles [1]	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Workers' compensation	$17,948	$(10,775)	$2,152	$330	$(466)	$9,189	$1,431	$10,620
General liability	3,546	(1,981)	464	84	—	2,113	225	2,338
Package business	6,469	(5,214)	53	91	—	1,399	17	1,416
Commercial property	3,041	(2,870)	16	8	—	195	15	210
Commercial auto liability	3,438	(2,594)	15	21	—	880	38	918
Commercial auto physical damage	227	(219)	1	—	—	9	—	9
Professional liability	1,761	(1,225)	36	17	—	589	288	877
Bond	657	(444)	(1)	13	—	225	12	237
Personal auto liability	12,304	(10,703)	13	61	—	1,675	24	1,699
Personal auto physical damage	1,908	(1,876)	1	3	—	36	—	36
Homeowners	7,323	(7,024)	7	35	—	341	1	342
Other ongoing business			208	1	(17)	192	299	491
Asbestos and environmental [2]			1,655	—	—	1,655	390	2,045
Other operations [2]			468	91	—	559	36	595
Total P&C	$58,622	$(44,925)	$5,088	$755	$(483)	$19,057	$2,776	$21,833

[1]	Amounts represent reserves for claims that were incurred more than ten years ago for long-tail lines and more than three years ago for short-tail lines.

[2]
Asbestos and environmental and other operations include asbestos, environmental and other latent exposures not foreseen when coverages were written, including, but not limited to, potential liability for pharmaceutical products, silica, talcum powder, head injuries, lead paint, construction defects, molestation and other long-tail liabilities. These reserve lines do not have significant paid or incurred loss development for the most recent ten accident years and therefore do not have loss development displayed in triangles.

The reserve lines in the above table and the loss triangles that follow represent the significant lines of business for which the Company regularly reviews the appropriateness of reserve levels. These reserve lines differ from the reserve lines reported on a statutory basis, as prescribed by the National Association of Insurance Commissioners ("NAIC").
The following loss triangles present historical loss development for incurred and paid claims by accident year. Triangles are limited to the number of years for which claims incurred typically remain outstanding, not exceeding ten years. Short-tail lines, which represent claims generally expected to be paid within a few years, have three years of claim development displayed. IBNR reserves shown in loss triangles include reserve for incurred but not reported claims as well as reserves for expected development on reported claims.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Workers' Compensation

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR Reserves	Claims Reported
2007	$1,597	$1,538	$1,492	$1,434	$1,404	$1,394	$1,375	$1,374	$1,372	$1,374	$114	148,662
2008		1,456	1,444	1,456	1,470	1,473	1,477	1,477	1,492	1,493	129	141,632
2009			1,462	1,455	1,478	1,493	1,504	1,504	1,519	1,529	182	135,757
2010				1,560	1,775	1,814	1,858	1,857	1,882	1,881	267	156,400
2011					2,013	2,099	2,204	2,206	2,221	2,224	402	177,279
2012						2,185	2,207	2,207	2,181	2,168	512	170,535
2013							2,020	1,981	1,920	1,883	596	147,997
2014								1,869	1,838	1,789	761	123,794
2015									1,873	1,835	1,012	110,894
2016										1,772	1,256	98,070
Total										$17,948

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$239	$547	$727	$845	$935	$1,000	$1,053	$1,094	$1,122	$1,141
2008		264	581	781	917	1,015	1,089	1,146	1,190	1,216
2009			265	587	792	937	1,042	1,115	1,170	1,208
2010				316	709	970	1,154	1,287	1,374	1,439
2011					371	841	1,156	1,368	1,518	1,622
2012						359	809	1,106	1,313	1,436
2013							304	675	917	1,071
2014								275	598	811
2015									261	576
2016										255
Total										$10,775

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

General Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR Reserves	Claims Reported
2007	$601	$570	$524	$491	$489	$461	$428	$416	$415	$416	$46	23,384
2008		501	457	468	454	451	416	398	401	398	50	21,181
2009			382	398	394	382	359	348	347	346	46	20,268
2010				355	362	352	355	343	345	376	43	18,482
2011					353	343	323	316	315	320	55	16,344
2012						321	315	310	295	304	93	11,230
2013							318	321	332	352	145	9,211
2014								317	318	336	180	9,366
2015									316	346	260	9,246
2016										352	323	8,463
Total										$3,546

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$46	$94	$161	$230	$289	$315	$335	$347	$355	$362
2008		31	69	141	216	270	300	318	330	337
2009			22	63	124	181	227	256	277	287
2010				14	51	115	181	224	259	314
2011					11	47	93	154	198	234
2012						8	39	75	124	167
2013							7	35	95	152
2014								11	31	88
2015									7	32
2016										8
Total										$1,981

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Package Business

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR Reserves	Claims Reported
2007	$575	$626	$638	$621	$600	$600	$592	$592	$586	$586	$17	53,645
2008		667	703	709	677	675	674	676	673	675	19	58,028
2009			587	584	584	572	578	577	576	576	25	50,263
2010				657	662	654	652	652	651	653	29	52,259
2011					810	792	790	800	808	814	44	60,793
2012						736	725	728	731	736	55	59,472
2013							579	565	573	585	66	43,077
2014								566	578	601	118	42,230
2015									582	588	185	40,140
2016										655	314	36,845
Total										$6,469

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$223	$362	$432	$484	$525	$542	$552	$559	$562	$565
2008		278	451	510	562	595	620	633	643	649
2009			227	351	411	463	503	527	539	547
2010				270	414	487	539	570	601	613
2011					377	555	621	684	727	748
2012						286	486	560	616	652
2013							225	339	414	467
2014								226	345	416
2015									212	332
2016										225
Total										$5,214

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Commercial Property

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR Reserves	Claims Reported
2007	$306	$306	$299	$295	$294	$295	$295	$296	$296	$296	$(1)	32,589
2008		478	465	465	464	467	464	464	463	464	—	31,995
2009			267	264	259	258	251	257	257	257	—	28,284
2010				286	283	279	282	284	284	284	—	28,513
2011					357	356	356	362	361	360	—	29,099
2012						329	301	301	305	306	1	25,777
2013							234	218	219	220	—	20,280
2014								268	260	262	—	19,720
2015									264	264	3	18,955
2016										328	48	18,189
Total										$3,041

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$185	$277	$291	$293	$293	$294	$295	$296	$296	$297
2008		280	422	449	459	464	464	464	465	466
2009			179	247	252	256	256	257	257	257
2010				198	266	276	281	283	284	284
2011					231	332	350	355	358	359
2012						171	279	294	300	304
2013							157	208	216	218
2014								168	243	258
2015									172	239
2016										188
Total										$2,870

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Commercial Auto Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR Reserves	Claims Reported
2007	$334	$333	$351	$352	$351	$350	$350	$351	$353	$355	$1	50,392
2008		303	311	304	303	304	304	302	307	306	4	43,859
2009			306	292	287	287	297	301	302	302	1	38,651
2010				277	280	296	319	323	328	327	11	38,007
2011					272	310	356	356	366	365	12	39,093
2012						311	376	390	401	394	26	35,719
2013							309	314	329	336	40	31,510
2014								306	314	328	71	28,742
2015									302	353	140	27,205
2016										372	251	24,553
Total										$3,438

Cumulative Paid Losses & Allocated Loss Adjustment Expense, Net of Reinsurance
	For the years ended December 31
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$68	$153	$227	$292	$322	$334	$343	$347	$348	$349
2008		61	124	185	238	270	289	295	299	300
2009			56	115	175	237	274	291	298	300
2010				55	125	188	252	289	300	308
2011					62	133	211	273	315	339
2012						65	142	233	306	345
2013							61	128	199	255
2014								58	129	195
2015									61	141
2016										62
Total										$2,594

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Commercial Auto Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	IBNR Reserves	Claims Reported
2014	$72	$73	$73	$—	31,724
2015		74	75	—	26,761
2016			79	1	24,826
Total			$227

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016
2014	$67	$73	$73
2015		69	75
2016			71
Total			$219

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Professional Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR Reserves	Claims Reported
2007	$275	$274	$237	$203	$201	$212	$210	$210	$210	$220	$14	4,182
2008		281	253	244	274	280	276	276	282	277	10	4,956
2009			254	251	244	266	257	263	255	257	19	5,113
2010				202	211	212	205	201	200	195	30	4,888
2011					226	228	232	226	219	219	42	4,702
2012						174	172	168	149	146	45	3,716
2013							136	136	123	110	66	2,771
2014								116	123	118	65	2,857
2015									104	113	75	2,898
2016										106	94	2,709
Total										$1,761

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$11	$53	$85	$117	$142	$178	$187	$190	$191	$200
2008		13	61	126	166	202	221	230	260	264
2009			17	69	127	177	194	226	225	226
2010				22	62	103	137	148	157	162
2011					11	57	100	128	163	170
2012						11	41	60	89	97
2013							4	19	31	39
2014								4	21	40
2015									4	23
2016										4
Total										$1,225

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Bond

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR Reserves	Claims Reported
2007	$76	$76	$104	$105	$101	$109	$106	$129	$132	$135	$(3)	5,387
2008		75	67	62	52	47	47	44	47	48	7	3,443
2009			71	71	69	58	57	51	49	49	4	3,301
2010				71	75	80	79	73	69	70	—	2,659
2011					72	76	76	75	70	70	11	2,118
2012						69	69	60	53	48	19	1,712
2013							63	58	54	48	29	1,437
2014								69	65	65	23	1,347
2015									65	65	39	1,294
2016										59	52	1,082
Total										$657

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$8	$29	$38	$42	$68	$104	$111	$129	$131	$132
2008		5	18	23	30	32	34	39	39	39
2009			9	32	45	46	44	43	44	44
2010				13	46	59	58	59	63	66
2011					12	39	51	56	57	59
2012						12	25	26	24	25
2013							3	9	17	18
2014								18	31	40
2015									9	19
2016										2
Total										$444

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Personal Auto Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR Reserves	Claims Reported
2007	$1,291	$1,260	$1,242	$1,229	$1,219	$1,216	$1,215	$1,211	$1,211	$1,209	$2	260,143
2008		1,253	1,249	1,227	1,207	1,197	1,196	1,192	1,191	1,188	2	248,987
2009			1,351	1,305	1,280	1,255	1,256	1,260	1,259	1,257	2	254,543
2010				1,346	1,321	1,293	1,287	1,282	1,275	1,265	4	248,940
2011					1,181	1,170	1,180	1,173	1,166	1,154	9	221,862
2012						1,141	1,149	1,146	1,142	1,133	14	210,715
2013							1,131	1,145	1,144	1,153	23	205,308
2014								1,146	1,153	1,198	72	208,364
2015									1,195	1,340	206	214,436
2016										1,407	571	201,606
Total										$12,304

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$452	$846	$1,037	$1,129	$1,175	$1,191	$1,200	$1,204	$1,205	$1,206
2008		469	861	1,031	1,121	1,160	1,175	1,181	1,183	1,184
2009			492	888	1,083	1,171	1,223	1,240	1,246	1,250
2010				496	915	1,108	1,202	1,239	1,251	1,256
2011					447	826	1,006	1,088	1,126	1,140
2012						441	818	986	1,067	1,104
2013							442	816	1,002	1,091
2014								430	843	1,032
2015									475	935
2016										505
Total										$10,703

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Personal Auto Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	IBNR Reserves	Claims Reported
2014	$614	$612	$611	$—	392,193
2015		629	632	—	395,384
2016			665	(3)	383,870
Total			$1,908

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016
2014	$591	$613	$612
2015		610	630
2016			634
Total			$1,876

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Homeowners

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR Reserves	Claims Reported
2007	$578	$590	$581	$581	$582	$581	$580	$580	$580	$580	$1	133,741
2008		742	768	777	778	779	779	779	779	780	2	165,101
2009			757	777	776	772	772	772	772	769	2	149,783
2010				838	850	838	840	840	840	836	2	161,559
2011					955	920	919	916	914	911	4	179,353
2012						774	741	741	741	739	4	142,756
2013							673	638	637	634	6	113,399
2014								710	707	702	9	121,619
2015									690	703	20	119,097
2016										669	84	111,072
Total										$7,323

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$402	$537	$557	$569	$572	$575	$576	$578	$578	$579
2008		548	721	750	764	773	775	777	777	778
2009			559	727	749	759	763	765	766	766
2010				599	789	815	825	829	832	833
2011					709	871	891	899	903	905
2012						547	696	719	727	731
2013							467	590	611	622
2014								526	663	684
2015									487	645
2016										481
Total										$7,024
Property and casualty reserves, including IBNR reserves
The Company estimates ultimate losses and allocated loss adjustment expenses by accident year. IBNR represents the excess of estimated ultimate loss reserves over case reserves. The process to estimate ultimate losses and loss adjustment expenses is an integral part of the Company's reserve setting. Reserves for allocated and unallocated loss adjustment expenses are generally established separate from the reserves for losses.
Reserves for losses are set by line of business within the reporting segments. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Lines of business for which reported losses emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which reported losses emerge more quickly are referred to as short-tail lines of business. The Company’s shortest tail lines of business are homeowners, commercial property and auto physical damage. The longest tail lines of business include workers’ compensation, general liability and professional liability. For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods after a given accident year and, accordingly, may not be indicative of ultimate losses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. While actuarial methods used and judgments change depending on the age of the accident year, in 2016, there were no new methods or types of judgments introduced or changes in how those methods and judgments were applied. The reserve selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates.
For both short-tail and long-tail lines of business, an expected loss ratio is used to record initial reserves. This expected loss ratio is determined by starting with the average loss ratio of recent prior accident years and adjusting that ratio for the effect of expected changes to earned pricing, loss frequency and severity, mix of business, ceded reinsurance and other factors. For short-tail lines, IBNR for the current accident year is initially recorded as the product of the expected loss ratio for the period, earned premium for the period and the proportion of losses expected to be reported in future calendar periods for the current accident period. For long-tailed lines, IBNR reserves for the current accident year are initially recorded as the product of the expected loss ratio for the period and the earned premium for the period, less reported losses for the period. For certain short-tailed lines of business, IBNR amounts in the above loss development triangles are negative due to anticipated salvage and subrogation recoveries on paid losses.
As losses for a given accident year emerge or develop in subsequent periods, reserving actuaries use other methods to estimate ultimate unpaid losses in addition to the expected loss ratio method. These primarily include paid and reported loss development methods, frequency / severity techniques and the Bornhuetter-Ferguson method (a combination of the expected loss ratio and paid development or reported development method). Within any one line of business, the methods that are given more weight vary based primarily on the maturity of the accident year, the mix of business and the particular internal and external influences impacting the claims experience or the methods. The output of the reserve reviews are reserve estimates that are referred to as the “actuarial indication”.

Paid development and reported development techniques are used for most lines of business though more weight is given to the reported development method for some of the long-tailed lines like general liability. In addition, for long-tailed lines of business, the Company relies on the expected loss ratio method for immature accident years. Frequency/severity techniques are used predominantly for professional liability and are also used for auto liability. For most lines, reserves for allocated loss adjustment expenses ("ALAE", or those expenses related to specific claims) are analyzed using paid development techniques and an analysis of the relationship between ALAE and loss payments. Reserves for unallocated loss adjustment expenses ("ULAE") are determined using the expected cost per claim year and the anticipated claim closure pattern as well as the ratio of paid ULAE to paid losses.
In the final step of the reserve review process, senior reserving actuaries and senior management apply their judgment to determine the appropriate level of reserves considering the actuarial indications and other factors not contemplated in the actuarial indications. Those factors include, but are not limited to, the assessed reliability of key loss trends and assumptions used in the current actuarial indications, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications.
Cumulative number of reported claims
For property and casualty, claim counts represent the number of claim features on a reported claim where a claim feature is each separate coverage for each claimant affected by the claim event.  For example, one car accident that results in two bodily injury claims and one auto damage liability claim would be counted as three claims within the personal auto liability triangle. Similarly, a fire that impacts one commercial building may result in multiple claim features due to the potential for claims related to business interruption, structural damage, and loss of the physical contents of the building. Claim features that result in no paid losses are included in the reported claim counts.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Workers' compensation	16.3	20.3	13.3	9.2	6.6	4.7	3.7	2.8	1.9	1.3
General liability	4.5	9.4	16.2	17.3	13.4	8.5	7.5	3.0	1.8	1.5
Package business	39.2	22.4	10.7	8.3	5.6	3.6	1.9	1.3	0.8	0.5
Commercial property	64.0	28.0	4.5	1.4	0.8	0.2	0.2	0.2	—	—
Commercial auto liability	17.8	21.0	20.7	18.3	10.7	5.0	2.4	0.8	0.4	0.3
Commercial auto physical damage	91.2	8.7	(0.3)
Professional liability	5.4	18.2	17.6	15.2	9.7	8.8	2.4	4.1	0.9	4.1
Bond	14.7	27.7	14.1	3.4	3.8	7.6	5.2	4.7	0.7	1.7
Personal auto liability	37.8	33.1	15.4	7.4	3.5	1.2	0.5	0.3	0.1	—
Personal auto physical damage	96.2	3.4	(0.2)
Homeowners	72.6	21.1	3.1	1.5	0.6	0.3	0.1	0.1	0.1	—
Group Life, Disability and Accident Products

Roll-forward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2016	2015 [1]	2014 [1]
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$5,889	$6,013	$6,258
Reinsurance recoverables	218	209	210
Beginning liabilities for unpaid losses and loss adjustment expenses, net	5,671	5,804	6,048
Provision for unpaid losses and loss adjustment expenses
Current incurral year	2,562	2,447	2,446
Prior year's discount accretion	202	214	225
Prior incurral year development [2]	(162)	(146)	(223)
Total provision for unpaid losses and loss adjustment expenses [3]	2,602	2,515	2,448
Less: payments
Current incurral year	1,327	1,257	1,211
Prior incurral years	1,382	1,391	1,482
Total payments	2,709	2,648	2,693
Ending liabilities for unpaid losses and loss adjustment expenses, net	5,564	5,671	5,804
Reinsurance recoverables	208	218	209
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$5,772	$5,889	$6,013

[1]	Certain prior year amounts have been reclassified to conform to the current year presentation for unpaid losses and loss adjustment expenses.

[2]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[3]
Includes unallocated loss adjustment expenses of $100, $96 and $98 for the years ended December 31, 2016, 2015 and 2014, respectively, that are recorded in insurance operating costs and other expenses in the Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Group life, Disability and Accident Products Reserves, Net of Reinsurance that are Discounted

	For the years ended December 31,
	2016			2015			2014
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts		$6,382			$6,565			$6,841
Less: amount of discount	1,303			1,382			1,502
Carrying value of liability for unpaid losses and loss adjustment expenses		$5,079			$5,183			$5,339
Weighted average discount rate	4.3%			4.4%			4.5%
Range of discount rate	3.0%	-	8.0%	3.0%	-	8.0%	3.0%	-	8.0%
Reserves are discounted at rates in effect at the time claims were incurred, ranging from 3.0% for incurral year 2004 to 8.0% for incurral year 1990, and vary by product. Prior year's discount accretion has been calculated as the average reserve balance for the year times the weighted average discount rate.
Net favorable prior incurral year development in 2016 was driven by the following:

•
Group Disability- Prior period estimates decreased by approximately$90 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions, particularly in the older incurral years. This favorability was partially offset by lower Social Security Disability approvals driven by lower approval rates and backlogs in the Social Security Administration.

•
Group Life and Accident (including Group Life Premium Waiver)- Contributing to an approximately $75 decrease in prior period reserve estimates was favorable claim incidence on group life premium waiver for incurral year 2015.

Net favorable prior incurral year development in 2015 was driven by the following:

•
Group Disability- Prior period estimates decreased by approximately$90 largely driven by updated assumptions related to the probability and timing of long-term disability claim recoveries, which were updated to reflect recent favorable trends. This favorability was partially offset by lower Social Security Disability approvals driven by lower approval rates and backlogs in the Social Security Administration.

•
Group Life and Accident (including Group Life Premium Waiver)- Prior period estimates decreased by approximately $50 largely driven by favorable claim incidence and recovery experience on group life premium waiver.

Net favorable prior incurral year development in 2014 was driven by the following:

•
Group Disability- Prior period estimates decreased by approximately$150 largely due to higher actual claim recoveries in group long-term disability, particularly in incurral years 2013 and 2012. In addition for incurral year 2013, group long-term disability claim incidence levels emerged favorably to reserve assumptions.

•
Group Life and Accident (including Group Life Premium Waiver- Prior period estimates decreased by approximately $65 driven largely by claim incidence and recovery experience on group life premium waiver. For group life premium waiver claims with disability dates prior to 2011, reserve estimates were updated to reflect more emerging favorable claim trends. Reserves for group life claims for incurral year 2013 were decreased due to lower-than-previously-assumed deaths reported in early 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2016

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Incurral Years Displayed in Triangles	Cumulative Paid for Incurral Years Displayed in Triangles	Unpaid for Incurral Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Group long-term disability	$11,293	$(6,570)	$1,021	$128	$(1,185)	$4,687	$206	$4,893
Group life and accident, excluding premium waiver	3,076	(2,821)	80	2	(18)	319	—	319
Group short-term disability			52	2	—	54	—	54
Group life premium waiver			558	7	(100)	465	2	467
Group supplemental health			39	—	—	39	—	39
Total Group Benefits	$14,369	$(9,391)	$1,750	$139	$(1,303)	$5,564	$208	$5,772
The following loss triangles present historical loss development for incurred and paid claims by the year the insured claim occurred, referred to as the incurral year. Triangles are limited to the number of years for which claims incurred typically remain outstanding, but not exceeding ten years. Short-tail lines, which represent claims generally expected to be paid within a few years, have three years of claim development displayed.

Group Long-Term Disability

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR Reserves	Claims Reported
2007	$1,375	$1,290	$1,177	$1,158	$1,160	$1,154	$1,154	$1,151	$1,146	$1,143	$—	27,251
2008		1,415	1,311	1,250	1,237	1,250	1,249	1,243	1,239	1,241	—	27,811
2009			1,441	1,414	1,363	1,343	1,335	1,344	1,328	1,318	—	29,788
2010				1,542	1,471	1,397	1,367	1,376	1,351	1,344	—	30,432
2011					1,503	1,405	1,317	1,313	1,318	1,310	—	30,406
2012						1,358	1,199	1,143	1,141	1,135	1	27,357
2013							1,121	985	954	940	1	20,376
2014								1,051	969	936	3	19,879
2015									985	923	11	18,916
2016										1,003	371	12,748
Total										$11,293

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$81	$340	$495	$585	$661	$726	$781	$828	$869	$906
2008		81	357	520	618	701	771	831	883	930
2009			88	391	573	682	769	843	906	960
2010				98	419	608	718	805	878	940
2011					98	410	595	707	790	860
2012						84	362	526	620	689
2013							69	289	435	520
2014								67	284	427
2015									67	275
2016										63
Total										$6,570
Group Life and Accident, excluding Premium Waiver

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2014	2015	2016	IBNR Reserves	Claims Reported
2014	$982	$973	$975	$2	25,589
2015		1,022	1,012	7	24,473
2016			1,089	190	19,445
Total			$3,076

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2014	2015	2016
2014	$777	$958	$970
2015		809	1,000
2016			851
Total			$2,821

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Group life, disability and accident reserves, including IBNR
The majority of Group Benefits’ reserves are for long-term disability ("LTD") claimants who are known to be disabled and are currently receiving benefits. A Disabled Life Reserve ("DLR") is calculated for each LTD claim. The DLR for each claim is the expected present value of all estimated future benefit payments and includes estimates of claim recovery, investment yield, and offsets from other income, including offsets from Social Security benefits and workers’ compensation. Estimated future benefit payments represent the monthly income benefit that is paid until recovery, death or expiration of benefits. Claim recoveries are estimated based on claim characteristics such as age and diagnosis and represent an estimate of benefits that will terminate, generally as a result of the claimant returning to work or being deemed able to return to work. The DLR also includes a liability for payments to claimants who have not yet been approved for LTD either because they have not yet satisfied the waiting (or elimination) period or because the approval or denial decision has not yet been made. In these cases, the present value of future benefits is reduced for the likelihood of claim denial based on Company experience. For claims recently closed due to recovery, a portion of the DLR is retained for the possibility that the claim reopens upon further evidence of disability.  In addition, a reserve for estimated unpaid claim expenses is included in the DLR.
For incurral years with IBNR claims, estimates of ultimate losses are made by applying completion factors to the dollar amount of claims reported. IBNR represents estimated ultimate losses less both DLR and cumulative paid amounts for all reported claims. Completion factors are derived using standard actuarial techniques using triangles that display historical claim count emergence by incurral year. These estimates are reviewed for reasonableness and are adjusted for current trends and other factors expected to cause a change in claim emergence. The IBNR includes an estimate of unpaid claim expenses, including a provision for the cost of initial set-up of the claim once reported.
For all products, including LTD, there is a period generally ranging from two to twelve months, depending on the product, where emerged claim information for an incurral year is not yet credible enough to be a basis for an IBNR projection.  In these cases, the ultimate losses and allocated loss adjustment expenses are estimated using earned premium multiplied by an expected loss ratio.
The Company also records reserves for future death benefits under group term life policies that provide for premiums to be waived in the event the insured has a permanent and total disablement and has satisfied an elimination period, which is typically nine months ("premium waiver reserves"). The death benefit reserve for these group life premium waiver claims is estimated for a known disabled claimant equal to the present value of expected future cash outflows (typically a lump sum face amount payable at death plus claim expenses) with separate estimates for claimant recovery (when no death benefit is payable) and for death before recovery or benefit expiry (when death benefit is payable). The IBNR for premium waiver death benefits is estimated with standard actuarial development methods.
In addition, the Company also records reserves for group term life, accidental death & dismemberment, short term disability, and other group products that have short claim payout periods. For these products, reserves are determined using paid or reported actuarial development methods. The resulting claim triangles produce a completion pattern and estimate of ultimate loss. IBNR for these lines of business equals the estimated ultimate losses and loss adjustment expenses less the amount of paid or reported claims depending on whether the paid or reported development method was used.  Estimates are reviewed for reasonableness and are adjusted for current trends or other factors that affect the development pattern.
Cumulative number of reported claims
For group life, disability and accident coverages, claim counts include claims that are approved, pending approval and terminated and exclude denied claims. Due to the nature of the claims, one claimant represents one event.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Group long-term disability	7.1	23.2	14.3	8.3	6.5	5.5	4.7	4.2	3.7	3.2
Group life and accident, excluding premium waiver	79.3	18.7	1.2

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Reserve for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits

	Universal Life-Type Contracts
	GMDB/GMWB [1]	Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2016	$863	$2,313	$10,683	$13,859
Less Shadow Reserve	—	—	(245)	(245)
Liability balance as of January 1, 2016, excluding shadow reserve	863	2,313	10,438	13,614
Incurred [3]	37	314	604	955
Paid	(114)	—	(813)	(927)
Liability balance as of December 31, 2016, excluding shadow reserve	786	2,627	10,229	13,642
Add Shadow Reserve	—	—	287	287
Liability balance as of December 31, 2016	786	2,627	10,516	13,929
Reinsurance recoverable asset, as of January 1, 2016	523	2,313	1,478	4,314
Incurred [3]	—	314	(16)	298
Paid	(91)	—	(70)	(161)
Reinsurance recoverable asset, as of December 31, 2016	$432	$2,627	$1,392	$4,451

	Universal Life-Type Contracts
	GMDB/GMWB [1]	Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2015	$812	$2,041	$10,772	$13,625
Less Shadow Reserve	—	—	(292)	(292)
Liability balance as of January 1, 2015, excluding shadow reserve	812	2,041	10,480	13,333
Incurred [3]	163	272	776	1,211
Paid	(112)	—	(818)	(930)
Liability balance as of December 31, 2015, excluding shadow reserve	863	2,313	10,438	13,614
Add Shadow Reserve	—	—	245	245
Liability balance as of December 31, 2015	863	2,313	10,683	13,859
Reinsurance recoverable asset, as of January 1, 2015	481	2,041	1,412	3,934
Incurred [3]	131	272	147	550
Paid	(89)	—	(81)	(170)
Reinsurance recoverable asset, as of December 31, 2015	$523	$2,313	$1,478	$4,314

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits that make up a shortfall between the account value and the GRB are embedded derivatives held at fair value and are excluded from these balances.

[2]	Represents life-contingent reserves for which the company is subject to insurance and investment risk.

[3]	Includes the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Reserve for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type

	As of December 31, 2016
Maximum Anniversary Value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$13,565	$2,285	$350	71
With 5% rollup [2]	1,156	187	60	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,436	464	75	70
With 5% rollup & EPB	467	102	22	73
Total MAV	18,624	3,038	507
Asset Protection Benefit (“APB”) [4]	10,438	172	114	69
Lifetime Income Benefit (“LIB”) – Death Benefit [5]	464	6	6	70
Reset [6] (5-7 years)	2,406	13	12	70
Return of Premium (“ROP”) [7]/Other	8,766	69	65	69
Subtotal Variable Annuity with GMDB/GMWB [10]	40,698	$3,298	$704	70
Less: General Account Value with GMDB/GMWB	3,773
Subtotal Separate Account Liabilities with GMDB	36,925
Separate Account Liabilities without GMDB	78,740
Total Separate Account Liabilities	$115,665

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.4 billion of total account value and weighted average attained age of 72 years. There is no NAR or retained NAR related to these contracts.

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees

Asset Type	As of December 31, 2016	As of December 31, 2015
Equity securities (including mutual funds)	$33,880	$36,970
Cash and cash equivalents	3,045	3,453
Total	$36,925	$40,423
As of December 31, 2016 and December 31, 2015, approximately 16% and 17%, respectively, of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 84% and 83%, respectively, were funds invested in equity securities.

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
Debt is carried net of discount and issuance cost.
Short-term and Long-term Debt by Issuance

	As of December 31,
	2016	2015
Revolving Credit Facilities	$—	$—
Senior Notes and Debentures
5.5% Notes, due 2016	—	275
5.375% Notes, due 2017	416	416
6.3% Notes, due 2018	320	320
6.0% Notes, due 2019	413	413
5.5% Notes, due 2020	500	500
5.125% Notes, due 2022	800	800
7.65% Notes, due 2027	80	80
7.375% Notes, due 2031	63	63
5.95% Notes, due 2036	300	300
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	409	409
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	300	300
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
8.125% Notes, due 2068	500	500
Total Notes and Debentures	5,174	5,449
Unamortized discount and debt issuance cost [1]	(122)	(90)
Total Debt	5,052	5,359
Less: Current maturities	416	275
Long-Term Debt	$4,636	$5,084

[1]	The amount primarily consists of $83 and $81 as of December 31, 2016 and 2015, respectively, on the 6.1% Notes, due 2041.
The effective interest rate on the 6.1% senior notes due 2041 is 7.9%. The effective interest rate on the remaining notes does not differ materially from the stated rate. The Company incurred interest expense of $339, $357 and $376 on debt for the years ended December 31, 2016, 2015 and 2014, respectively.
Collateralized Advances
Hartford Life Insurance Company (“HLIC”), an indirect wholly owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.1 billion in qualifying assets to secure FHLBB advances for 2017. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI in order to exceed these limits. As of December 31, 2016, HLIC had no advances outstanding under the FHLBB facility.
Senior Notes
On October 17, 2016, the Company repaid its $275, 5.5% senior notes at maturity.
Junior Subordinated Debentures
Junior Subordinated Debentures by Issuance

Issue	7.875% Debentures	8.125% Debentures [3]
Face Value	$600	$500
Interest Rate [1]	7.875% [2]	8.125% [4]
Call Date	April 15, 2022	June 15, 2018
Interest Rate Subsequent to Call Date [2]	3 Month LIBOR + 5.596%	3 Month LIBOR + 4.6025%
Final Maturity	April 15, 2042	June 15, 2068

[1]	Interest rate in effect until call date.

[2]	Payable quarterly in arrears.

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
In connection with the offering of the 8.125% debentures, the Company entered into a replacement capital covenant ("RCC") for the benefit of holders of one or more designated series of the Company's indebtedness, initially the Company’s 6.1% notes due 2041. Under the terms of the RCC, if the Company redeems the 8.125% debentures at any time prior to June 15, 2048 it can only do so with the proceeds from the sale of certain qualifying replacement securities. On February 7, 2017, the Company executed an amendment to the RCC to lengthen the amount of time the Company has to issue qualifying replacement securities prior to the redemption of the 8.125% debentures and to amend the definition of certain qualifying replacement securities.
Long-Term Debt
Long-term Debt Maturities (at par value) as of December 31, 2016

2017 - Current maturities	$416
2018	$320
2019	$413
2020	$500
2021	$—
Thereafter	$3,525
Shelf Registrations
On July 29, 2016, the Company filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-212778) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement.
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford's junior subordinated notes in a maximum aggregate principal amount not to exceed $500. On February 8, 2017, The Hartford exercised the put option resulting in the issuance of $500 in junior subordinated notes with proceeds received on February 15, 2017. Under the Put Option Agreement, The Hartford had been paying the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company does not consolidate the Glen Meadow ABC Trust.
The junior subordinated notes have a scheduled maturity of February 12, 2047, and a final maturity of February 12, 2067. The Company is required to use reasonable efforts to sell certain qualifying replacement securities in order to repay the debentures at the scheduled maturity date. The junior subordinated notes bear interest at an annual rate of three-month LIBOR plus 2.125%, payable quarterly, and are unsecured, subordinated indebtedness of The Hartford. The Hartford will have the right, on one or more occasions, to defer interest payments due on the junior subordinated notes under specified circumstances.
Upon receipt of the proceeds, the Company entered into a replacement capital covenant (the "RCC") for the benefit of holders of one or more designated series of the Company's indebtedness, initially the Company's 4.3% notes due 2043. Under the terms of the RCC, if the Company redeems the debentures at any time prior to February 12, 2047 (or such earlier date on which the RCC terminates by its terms) it can only do so with the proceeds from the sale of certain qualifying replacement securities. The RCC also prohibits the Company from redeeming all or any portion of the notes on or prior to February 15, 2022.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of December 31, 2016, no borrowings were outstanding under the Credit Facility. As of December 31, 2016, the Company was in compliance with all financial covenants within the Credit Facility.
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2016, there was no commercial paper outstanding.

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
Mutual Funds Litigation
In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940.  HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to The Hartford Capital Appreciation Fund. In March 2016, the court, in large part, denied summary judgment for all parties. The court granted judgment for HFMC and HIFSCO with respect to all claims made by The Hartford Small Company Fund and certain claims made by The Hartford Floating Rate Fund. The court further ruled that the appropriate measure of damages on the surviving claims is the difference, if any, between the actual and advisory fees paid through trial and those that could have been paid under the applicable legal standard. A bench trial on the issue of liability was held in November 2016, and a decision is expected in 2017.
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
Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid gross losses and expenses related to environmental and particularly asbestos claims. The degree of variability of gross reserve estimates for these exposures is significantly greater than for other more traditional exposures.
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
Given the factors described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for asbestos and environmental exposures. For this reason, the Company principally relies on exposure-based analysis to estimate the ultimate costs of these claims, both gross and net of reinsurance, and regularly evaluates new account information in assessing its potential asbestos and environmental exposures. The Company supplements this exposure-based analysis with evaluations of the Company’s historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.
Excluding net asbestos and environmental reserves of the Company's U.K. property and casualty subsidiaries that are included in liabilities held for sale, as of December 31, 2016 , the Company reported $1.4 billion of net asbestos reserves and $292 of net environmental reserves. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its asbestos and environmental reserves. Effective December 31, 2016, the Company entered into an asbestos and environmental adverse development cover (“ADC”) reinsurance agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”), to reduce uncertainty about potential adverse development. Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net asbestos and environmental reserves as of December 31, 2016 of approximately $1.7 billion. The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016, if any, will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid would be recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, there is a risk that cumulative adverse development of asbestos and environmental claims could ultimately exceed the $1.5 billion treaty limit in which case all adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these changes could be material to the Company’s consolidated operating results and liquidity.
Lease Commitments
The total rental expense on operating leases was $53, $60, and $62 in 2016, 2015, and 2014, respectively, which excludes sublease rental income of $2, $3, and $4 in 2016, 2015 and 2014, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Commitments and Contingencies (continued)

Future minimum lease commitments as of December 31, 2016

Operating Leases
2017	$42
2018	35
2019	28
2020	20
2021	10
Thereafter	28
Total minimum lease payments [1]	$163

[1]	Excludes expected future minimum sublease income of approximately $2, $2, $2, $2, $0 and $0 in 2017, 2018, 2019, 2020, 2021 and thereafter respectively.
The Company’s lease commitments consist primarily of lease agreements for office space, automobiles, and office equipment that expire at various dates.
Unfunded Commitments
As of December 31, 2016, the Company has outstanding commitments totaling $1.6 billion, of which $1.2 billion is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $313 of the outstanding commitments relate to various funding obligations associated with private placement securities. The remaining outstanding commitments of $95 relate to mortgage loans the Company is expecting to fund in the first half of 2017.
Guaranty Funds and Other Insurance-Related Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, the guaranty funds may assess its members to pay covered claims of the insolvent insurers. Assessments are based on each member's proportionate share of written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of the premiums written per year depending on the state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2016 and 2015 the liability balance was $134 and

$138, respectively. As of December 31, 2016 and 2015 amounts related to premium tax offsets of $34 and $44, respectively, were included in other assets.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2016 was $1.4 billion. Of this $1.4 billion, the legal entities have posted collateral of $1.7 billion in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2016, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of December 31, 2016, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require additional $10 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Guarantees
In the ordinary course of selling businesses or entities to third parties, the Company has agreed to indemnify purchasers for losses arising subsequent to the closing due to breaches of representations and warranties with respect to the business or entity being sold or with respect to covenants and obligations of the Company and/or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity

Capital Purchase Program ("CPP") Warrants
As of December 31, 2016 and 2015, respectively, the Company has 4.0 million and 4.4 million CPP warrants outstanding and exercisable. The CPP warrants were issued in 2009 as part of a program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008. The CPP warrants expire in 2019.
CPP warrant exercises were 0.4 million, 2.8 million and 25.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the CPP warrant exercise price was $9.126, $9.264 and $9.388 as of December 31, 2016, 2015 and 2014, respectively. The exercise price will be settled by the Company withholding the number of common shares issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of the Company's common stock on the trading day on which the warrants are exercised and notice is delivered to the warrant agent.
Equity Repurchase Program
In October 2016, the Board of Directors authorized a new equity repurchase program for $1.3 billion for the period commencing October 31, 2016 through December 31, 2017. The $1.3 billion authorization is in addition to the Company's prior authorization for $4.375 billion, which was completed by December 31, 2016. As of December 31, 2016, the Company had $1.3 billion remaining under its new equity repurchase program. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.
During the period January 1, 2017 through February 22, 2017, the Company repurchased 4.0 million common shares for $192.
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

Statutory Net Income

	For the years ended December 31,
	2016	2015	2014
Life insurance subsidiaries	$557	$539	$415
Property and casualty insurance subsidiaries	304	1,486	1,228
Total	$861	$2,025	$1,643
Statutory Capital

	As of December 31,
	2016	2015
Life insurance subsidiaries	$6,022	$6,591
Property and casualty insurance subsidiaries	8,261	8,563
Total	$14,283	$15,154
Regulatory Capital Requirements
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. On an aggregate basis, the Company's U.S. property and casualty insurance companies' RBC ratio was in excess of 200% of its Company Action Level as of December 31, 2016 and 2015. The RBC ratios for the Company's principal life insurance operating subsidiaries were all in excess of 400% of their Company Action Levels as of December 31, 2016 and 2015. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising, or promotional activities.
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
Dividend Restrictions
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The payment

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity (continued)

of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are domiciled or deemed commercially domiciled under applicable state insurance laws contain similar or in certain state(s) more restrictive limitations on the payment of dividends. In addition, if any dividend of a domiciled insurer exceeds the insurer's earned surplus or certain other thresholds as calculated under applicable state insurance law, the dividend requires the prior approval of the domestic regulator. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company.
During 2016, HFSG Holding Company received approximately $1.2 billion in dividends from its property and casualty insurance subsidiaries. Dividends received from its property-casualty subsidiaries included approximately $440 funded through principal and interest payments on an intercompany note paid by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company. In addition to the property and casualty insurance subsidiaries dividends, HFSG Holding Company received approximately $1 billion through a series of transactions with HLI’s life insurance subsidiaries.
In 2017, The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately$1.5 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. In 2017, HFSG Holding Company anticipates receiving net dividends of approximately $850 from its property and casualty insurance subsidiaries.
In 2017, Hartford Life and Accident Insurance Company ("HLA") is permitted to pay up to a maximum of $207 in dividends without prior approval from the insurance commissioner. In 2017, HFSG Holding Company anticipates receiving dividends of approximately$250 from HLA, subject to regulatory approval.
In 2017, Hartford Life Insurance Company ("HLIC") is permitted to pay up to a maximum of $1 billion in dividends to HFSG Holding Company without prior approval from the insurance commissioner. However, to meet the liquidity needed to pay dividends up to the HFSG Holding Company, HLIC may require receiving regulatory approval for extraordinary dividends from HLIC's wholly-owned subsidiary, Hartford Life and Annuity Insurance Company. On January 30, 2017, HLIC paid a dividend of $300. HFSG Holding Company anticipates receiving an additional $300 of dividends from HLIC during 2017.
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders.
Restricted Net Assets
The Company's insurance subsidiaries had net assets of $16 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval at December 31, 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income (loss) from continuing operations before income taxes included income from domestic operations of $878, $2,017 and $1,736 for the years ended December 31, 2016, 2015 and 2014, and losses from foreign operations of $74, $39 and $37 for the years ended December 31, 2016, 2015 and 2014.
Income Tax Expense (Benefit)

	For the years ended December 31,
	2016	2015	2014
Income Tax Expense (Benefit)
Current - U.S. Federal	$12	$(55)	$(62)
International	—	3	2
Total current	12	(52)	(60)
Deferred - U.S. Federal	(101)	357	410
International	(3)	—	—
Total deferred	(104)	357	410
Total income tax expense (benefit)	$(92)	$305	$350
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities.

Deferred Tax Assets (Liabilities)

	As of December 31,
Deferred Tax Assets	2016	2015
Tax discount on loss reserves	$508	$524
Tax basis deferred policy acquisition costs	144	162
Unearned premium reserve and other underwriting related reserves	390	377
Investment-related items	593	831
Insurance product derivatives	79	90
Employee benefits	517	655
Alternative minimum tax credit	640	639
General business credit carryover	99	—
Net operating loss carryover	1,894	1,831
Foreign tax credit carryover	56	154
Capital loss carryover	—	78
Other	117	—
Total Deferred Tax Assets	5,037	5,341
Valuation Allowance	—	(79)
Deferred Tax Assets, Net of Valuation Allowance	5,037	5,262
Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(676)	(943)
Net unrealized gains on investments	(837)	(842)
Other depreciable and amortizable assets	(243)	(229)
Other	—	(42)
Total Deferred Tax Liabilities	(1,756)	(2,056)
Net Deferred Tax Asset	$3,281	$3,206
A deferred tax valuation allowance has not been recorded because the Company believes the deferred tax assets will more likely than not be realized. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Income Taxes (continued)

As shown in the deferred tax assets (liabilities) table above, included in net deferred income taxes are the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, alternative minimum tax credit carryover, and general business credit carryover.
Future Tax Benefits

	As of
	December 31, 2016		December 31, 2015		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$5,412	$1,894	$5,182	$1,814	2020			$1
					2023	-	2036	$5,411
Net operating loss carryover - foreign [1]	$48	$9	$89	$17	No expiration			$48
Foreign tax credit carryover	$56	$56	$154	$154	2020	-	2024	$56
Capital loss carryover	$—	$—	$222	$78	—			$—
Alternative minimum tax credit carryover	$640	$640	$639	$639	No expiration			$640
General business credit carryover	$99	$99	$—	$—	2031	-	2036	$99

[1]
Related to subsidiaries included in the sale of the U.K. property and casualty run-off business and part of the assets held for sale. For additional information, see note 2 - Business Acquisitions, Dispositions and Discontinued Operations.

Net Operating Loss Carryover
Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. Most of the net operating loss carryover originated from the Company's U.S. and international annuity business, including from the hedging program. Given the continued run-off of the U.S. fixed and variable annuity business, the exposure to taxable losses from the Talcott Resolution business is significantly lessened. Given the expected earnings of its property and casualty, group benefits and mutual fund businesses, the Company expects to generate sufficient taxable income in the future to utilize its net operating loss carryover. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time.
Tax Credit Carryovers
Alternative Minimum Tax Credits- These credit carryovers are available to offset regular federal income taxes from future taxable income and have no expiration date. Since the Company believes there will be sufficient regular federal taxable income in the future, and these credits have no expiration date, the Company believes it is more likely than not they will be fully utilized and thus no valuation allowance has been provided.
Foreign Tax Credits- As with the alternative minimum tax credits these credits are available to offset regular federal income taxes from future taxable income. The use of these credits prior to expiration depends on the generation of sufficient taxable income to first utilize all U.S. net operating loss carryovers. However, the Company has identified and began to purchase certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided.
General Business Credits- In 2016 the Company invested in solar energy partnerships which generated $96 of solar tax credits which will be carried forward. Solar credits may offset all tax liability including alternative minimum tax; thus, the Company believes it is more likely than not the credits will be fully utilized and, accordingly, no valuation allowance has been provided.
Income Tax Rate Reconciliation

	For the years ended December 31,
	2016	2015	2014
Tax provision at U.S. federal statutory rate	$282	$692	$595
Tax-exempt interest	(124)	(132)	(138)
Dividends received deduction	(82)	(156)	(114)
Decrease in valuation allowance	(79)	(102)	5
Solar credits	(79)	—	—
Sale of HFPI and foreign rate differential	(37)	—	—
Other [1]	27	3	2
Provision (benefit) for income taxes	$(92)	$305	$350

[1]	Primarily relates to IRS audit adjustments of $33 related to prior tax years.
In addition to the effect of tax-exempt interest and the dividends received deduction, the Company's effective tax rate for the year ended December 31, 2016 reflects a federal income tax benefit of $79 due to a reduction of the deferred tax valuation allowance related to capital loss carryovers, which are fully utilized.
Additionally, reflected above is a benefit due to the investment in solar energy partnerships of $79. The total tax benefit from the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Income Taxes (continued)

transaction was $113 which includes the tax effects of the related financial statement realized loss from writing down the investments in the partnerships.
Also included is a tax benefit primarily due to the sale of the Company's U.K. property and casualty run-off subsidiaries. The tax benefit of $37 relates to the difference between the tax basis and book basis of the Company's investment in the subsidiaries net of additional foreign tax rate differentials. The total estimated tax benefit recognized related to the sale of the U.K. property and casualty run-off subsidiaries was $76. For discussion of this transaction, see Note 2 - Business Acquisitions, Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
The Company’s effective tax rate for the year ended December 31, 2015 reflects a $36 net reduction in the provision for income taxes related to the release of reserves due to the resolution of uncertain tax positions consisting of a $48 reduction in the provision upon conclusion of the Internal Revenue Service audit of the Company's 2007-2011 federal consolidated corporate income tax returns, partially offset by a $12 increase in the provision due to the filing of the Company's 2014 federal consolidated income tax return.
Roll-forward of Unrecognized Tax Benefits

	For the years ended December 31,
	2016	2015	2014
Balance, beginning of period	$12	$48	$48
Gross increases - tax positions in prior period	—	12	—
Gross decreases - tax positions in prior period	—	(48)	—
Balance, end of period	$12	$12	$48
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
As of December 31, 2016, the Company had a current income tax receivable of $141. As of December 31, 2015, the Company had a current income tax payable of $5.
The federal audit of the years 2012 and 2013 began in March 2015 and is expected to be completed in 2017. Management believes that adequate provision has been made in the financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized no interest expense for the years ended December 31, 2016, 2015 and 2014. The Company had no interest payable as of December 31, 2016 and 2015. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, Net of Tax
For the year ended December 31, 2016

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,279	$(7)	$130	$(55)	$(1,676)	$(329)
OCI before reclassifications	83	1	(8)	(37)	(52)	(13)
Amounts reclassified from AOCI	(86)	3	(46)	98	36	5
OCI, net of tax	(3)	4	(54)	61	(16)	(8)
Ending balance	$1,276	$(3)	$76	$6	$(1,692)	$(337)
Changes in AOCI, Net of Tax
For the year ended December 31, 2015

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928
OCI before reclassifications	(1,112)	(3)	18	(47)	(135)	(1,279)
Amounts reclassified from AOCI	21	1	(38)	—	38	22
OCI, net of tax	(1,091)	(2)	(20)	(47)	(97)	(1,257)
Ending balance	$1,279	$(7)	$130	$(55)	$(1,676)	$(329)
Changes in AOCI, Net of Tax
For the year ended December 31, 2014

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$987	$(12)	$108	$91	$(1,253)	$(79)
OCI before reclassifications	1,474	3	89	13	(437)	1,142
Amounts reclassified from AOCI	(91)	4	(47)	(112)	111	(135)
OCI, net of tax	1,383	7	42	(99)	(326)	1,007
Ending balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Net Unrealized Gain on Securities
Available-for-sale securities	$132	$(32)	$217	Net realized capital gains (losses)
	132	(32)	217	Total before tax
	46	(11)	76	Income tax expense (benefit)
	—	—	(50)	Income (loss) from discontinued operations, net of tax
	$86	$(21)	$91	Net income
OTTI Losses in OCI
Other than temporary impairments	$(5)	$(2)	$(6)	Net realized capital gains (losses)
	(5)	(2)	(6)	Total before tax
	(2)	(1)	(2)	Income tax expense (benefit)
	(3)	(1)	(4)	Net income
Net Gain on Cash Flow Hedging Instruments
Interest rate swaps	$11	$4	$(1)	Net realized capital gains (losses)
Interest rate swaps	62	64	87	Net investment income
Foreign currency swaps	(2)	(9)	(13)	Net realized capital gains (losses)
	71	59	73	Total before tax
	25	21	26	Income tax expense (benefit)
	$46	$38	$47	Net income
Foreign Currency Translation Adjustments
Currency translation adjustments [1] [2]	$(118)	$—	$172	Net realized capital gains (losses)
	(118)	—	172	Total before tax
	(20)	—	60	Income tax expense (benefit)
	$(98)	$—	$112	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$6	$7	$7	Insurance operating costs and other expenses
Amortization of actuarial loss	(61)	(65)	(50)	Insurance operating costs and other expenses
Settlement loss	—	—	(128)	Insurance operating costs and other expenses
	(55)	(58)	(171)	Total before tax
	(19)	(20)	(60)	Income tax expense (benefit)
	(36)	(38)	(111)	Net income
Total amounts reclassified from AOCI	$(5)	$(22)	$135	Net income

[1]	Amount in 2016 relates to the pending sale of the U.K. property and casualty run-off subsidiaries.

[2]	Amount in 2014 relates to the sale of the HLIKK variable and fixed annuity business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans

Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in a variety of investments, including up to 10% in a fund consisting largely of common stock of The Hartford. The Company's contributions include a non-elective contribution of 2.0% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee each pay period. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the dollar-for-dollar matching contributions of employee compensation in excess of the amount that can be contributed under the tax-qualified Investment and Savings Plan. An employee's eligible compensation includes overtime and bonuses but for the Investment and Savings Plan and Excess Savings Plan combined, is limited to $1 annually. The total cost to The Hartford for these plans was approximately $115, $117 and $113 for the years ended December 31, 2016, 2015 and 2014, respectively.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for the years ended December 31, 2016, 2015 and 2014 for these plans was immaterial.
As of December 31, 2016 , Investment and Savings Plan assets totaling $438 were invested in the separate accounts of HLIC.
Post Retirement Benefit Plans
Defined Benefit Pension Plan- The Company maintains The Hartford Retirement Plan for U.S. Employees, a U.S. qualified defined benefit pension plan (the “Plan”) that covers substantially all U.S. employees hired prior to January 1, 2013. The Company also maintains non-qualified pension plans to provide retirement benefits previously accrued that are in excess of Internal Revenue Code limitations.
The Plan includes two benefit formulas, both of which are frozen: a final average pay formula (for which all accruals ceased as of December 31, 2008) and a cash balance formula for which benefit accruals ceased as of December 31, 2012, although interest will continue to accrue to existing cash balance formula account balances. Employees who were participants as of December 31, 2012 continue to earn vesting credit with respect to their frozen accrued benefits if they continue to work. The Hartford Excess Pension Plan II, the Company's non-qualified excess pension benefit plan for certain highly compensated employees, is also frozen.

Group Retiree Health Plan- The Company provides certain health care and life insurance benefits for eligible retired employees. The Company’s contribution for health care benefits will depend upon the retiree’s date of retirement and years of service. In addition, the plan has a defined dollar cap for certain retirees which limits average Company contributions. The Hartford has prefunded a portion of the health care obligations through a trust fund where such prefunding can be accomplished on a tax effective basis. Beginning January 1, 2017, for retirees 65 and older who were participating in the Retiree PPO Medical Plan, the Company funds the cost of medical and dental health care benefits through contributions to a Health Reimbursement Account and covered individuals can access a variety of insurance plans from a health care exchange. Effective January 1, 2002, Company-subsidized retiree medical, retiree dental and retiree life insurance benefits were eliminated for employees with original hire dates with the Company on or after January 1, 2002. The Company also amended its postretirement medical, dental and life insurance coverage plans to no longer provide subsidized coverage for employees who retired on or after January 1, 2014.
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense under the defined benefit pension plan and group retiree health plan are the discount rate and the expected long-term rate of return on plan assets. The assumed discount rates and yield curve is based on high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. Based on all available market and industry information, it was determined that 4.22% and 3.97% were the appropriate discount rates as of December 31, 2016 to calculate the Company’s pension and other postretirement obligations, respectively.
The expected long-term rate of return is based on actual compound rates of return earned over various historical time periods. The Company also considers the investment volatility, duration and total returns for various time periods related to the characteristics of the pension obligation, which are influenced by the Company's workforce demographics. In addition, the Company considers long-term market return expectations for an investment mix that generally anticipates 60% fixed income securities and 40% non fixed income securities (global equities, hedge funds and private market alternatives) to derive an expected long-term rate of return. Based upon these analyses, management determined the long-term rate of return assumption to be 6.70% and 6.90% for the years ended December 31, 2016 and 2015, respectively. To determine the Company's 2017 expense, the Company is currently assuming an expected long-term rate of return on plan assets of 6.60%.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Weighted Average Assumptions Used in Calculating the Benefit Obligations and the Net Amount Recognized

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2016	2015	2016	2015
Discount rate	4.22%	4.25%	3.97%	4.00%
Weighted Average Assumptions Used in Calculating the Net Periodic Benefit Cost for Pension Plans

	For the years ended December 31,
	2016	2015	2014
Discount rate	4.25%	4.00%	4.75%
Expected long-term rate of return on plan assets	6.70%	6.90%	7.10%
Weighted Average Assumptions Used in Calculating the Net Periodic Benefit Cost for Other Postretirement Plans

	For the years ended December 31,
	2016	2015	2014
Discount rate	4.00%	3.75%	4.25%
Expected long-term rate of return on plan assets	6.60%	6.90%	7.10%
Assumed Health Care Cost Trend Rates

	For the years ended December 31,
	2016	2015	2014
Pre-65 health care cost trend rate	6.90%	7.30%	7.70%
Post-65 health care cost trend rate	N/A	5.50%	5.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2023	2023
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
Change in Benefit Obligation

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2016	2015	2016	2015
Benefit obligation — beginning of year	$5,734	$6,025	$301	$338
Service cost	2	2	—	—
Interest cost	237	235	11	12
Plan participants’ contributions	—	—	25	25
Actuarial loss (gain)	9	18	4	—
Plan Amendment	—	—	(1)	—
Changes in assumptions	(30)	(236)	—	(8)
Benefits and expenses paid	(303)	(307)	(68)	(68)
Retiree drug subsidy	—	—	—	2
Foreign exchange adjustment	1	(3)	—	—
Benefit obligation — end of year	$5,650	$5,734	$272	$301
Changes in assumptions in 2016 included a decrease of $51 related to the Company's use of updated mortality rates, partially offset by an increase of $21 related to a reduction in the discount rate. Changes in assumptions in 2015 primarily included the effect of an increase in the discount rate.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Change in Plan Assets

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2016	2015	2016	2015
Fair value of plan assets — beginning of year	$4,430	$4,707	$162	$196
Actual return on plan assets	250	(72)	9	2
Employer contributions	301	101	—	—
Benefits paid [1]	(279)	(282)	(33)	(36)
Expenses paid	(24)	(21)	—	—
Foreign exchange adjustment	—	(3)	—	—
Fair value of plan assets — end of year	$4,678	$4,430	$138	$162
Funded status — end of year	$(972)	$(1,304)	$(134)	$(139)

[1]	Other postretirement benefits paid represent non-key employee postretirement medical benefits paid from the Company's prefunded trust fund.
The fair value of assets for pension benefits, and hence the funded status, presented in the table above excludes assets of $132 and $127 as of December 31, 2016 and 2015, respectively, held in rabbi trusts and designated for the non-qualified pension plans. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The rabbi trust assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, pension plan assets would have been $4,811 and $4,557 as of December 31, 2016 and 2015, respectively, and the funded status of pension benefits would have been $(840) and $(1,177) as of December 31, 2016 and 2015, respectively.
Defined Benefit Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2016	2015
Projected benefit obligation	$5,650	$5,734
Accumulated benefit obligation	5,650	5,732
Fair value of plan assets	4,678	4,430

As of December 31, 2016, pension and other postretirement benefits plan assets totaling $4.8 billion were invested in the separate accounts of HLIC.
Amounts Recognized in the Consolidated Balance Sheets

	Pension Benefits		Other Postretirement Benefits
	As of December 31,
	2016	2015	2016	2015
Other liabilities	$972	$1,304	$134	$139
Components of Net Periodic Benefit Cost (Benefit) and Other Amounts Recognized in Other Comprehensive Income (Loss)

Net Periodic Benefit Cost (Benefit)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2016	2015	2014	2016	2015	2014
Service cost	$2	$2	$2	$—	$—	$—
Interest cost	237	235	258	11	12	14
Expected return on plan assets	(311)	(311)	(325)	(10)	(12)	(14)
Amortization of prior service credit	—	—	—	(6)	(7)	(7)
Amortization of actuarial loss	56	60	45	5	5	5
Settlements	—	—	128	—	—	—
Net periodic (benefit) cost	$(16)	$(14)	$108	$—	$(2)	$(2)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Amounts Recognized in Other Comprehensive Income (Loss)

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2016	2015	2016	2015
Amortization of actuarial loss	$56	$60	$5	$5
Amortization of prior service credit	—	—	(6)	(7)
Net loss arising during the year	(66)	(185)	(4)	(3)
Total	$(10)	$(125)	$(5)	$(5)
Amounts in Accumulated Other Comprehensive Income (Loss), Before Tax, not yet Recognized as Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	As of December 31,
	2016	2015	2016	2015
Net loss	$(2,563)	$(2,553)	$(122)	$(123)
Prior service credit	—	—	85	91
Total	$(2,563)	$(2,553)	$(37)	$(32)
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2017 is $60. The estimated prior service cost for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2017 is $(7). The estimated net loss for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2017 is $5.
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
Target Asset Allocation

	Pension Plans		Other Postretirement Plans
	minimum	maximum	minimum	maximum
Equity securities	10%	30%	15%	45%
Fixed income securities	50%	70%	55%	85%
Alternative assets	—%	40%	—%	—%
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
Pension Plan and Other Postretirement Benefit Plans’ Weighted Average Asset Allocation as a Percentage of Assets at Fair Value

	Pension Plans		Other Postretirement Plans
	As of December 31,
	2016	2015	2016	2015
Equity securities	24%	23%	27%	25%
Fixed income securities	76%	77%	73%	75%
Alternative assets	—%	—%	—%	—%
Total	100%	100%	100%	100%
The majority of the Plan assets are invested in Hartford Life Insurance Company separate accounts managed by HIMCO, a wholly-owned subsidiary of the Company. The Plan invests in commingled funds and partnerships managed by unaffiliated managers to gain exposure to emerging markets, equity, hedge funds and other alternative investments. These portfolios encompass multiple asset classes reflecting the current needs of the Plan, the investment preferences and risk tolerance of the Plan and the desired degree of diversification. These asset classes include publicly traded equities, bonds and alternative investments and are made up of individual investments in cash and cash equivalents, equity securities, debt securities, asset-backed securities and hedge funds. Hedge fund investments represent a diversified portfolio of partnership investments in a variety of strategies.
In addition, the Company uses U.S. Treasury bond futures contracts and U.S. Treasury STRIPS in a duration overlay program to adjust the duration of Plan assets to better match the duration of the benefit obligation.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Investment Valuation
For further discussion of the valuation of investments, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Pension Plan Assets at Fair Value as of December 31, 2016

Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$12	$299	$—	$311
Fixed Income Securities:
Corporate	—	1,469	13	1,482
RMBS	—	266	10	276
U.S. Treasuries	69	649	4	722
Foreign government	—	37	1	38
CMBS	—	131	—	131
Other fixed income [1]	—	96	18	114
Mortgage Loans	—	—	121	121
Equity Securities:
Large-cap domestic	589	107	—	696
Mid-cap domestic	23	—	—	23
International	300	—	—	300
Total pension plan assets at fair value [2]	$993	$3,054	$167	$4,214
Other Investments [3]:
Private Market Alternatives	$—	$—	$—	$87
Hedge funds	$—	$—	$—	$340
Total pension plan assets	$993	$3,054	$167	$4,641

[1]	Includes ABS, municipal bonds, and CDOs.

[2]
Excludes approximately $2 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Also excludes approximately $39 of interest receivable.

[3]	Represents investments that calculate net asset value per share or an equivalent measurement.

Pension Plan Assets at Fair Value as of December 31, 2015

Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$7	$274	$—	$281
Fixed Income Securities:
Corporate	—	922	19	941
RMBS	—	242	24	266
U.S. Treasuries	16	1,029	3	1,048
Foreign government	—	49	5	54
CMBS	—	183	—	183
Other fixed income [1]	—	105	1	106
Mortgage Loans	—	—	54	54
Equity Securities:
Large-cap domestic	500	11	1	512
International	298	87	—	385
Total pension plan assets at fair value [2]	$821	$2,902	$107	$3,830
Other Investments [3]:
Private Market Alternatives	$—	$—	$—	$20
Hedge funds	$—	$—	$—	$620
Total pension plan assets	$821	$2,902	$107	$4,470

[1]	Includes ABS,municipal bonds, and CDOs.

[2]
Excludes approximately $67 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Also excludes approximately $27 of interest receivable.

[3]	Represents investments that calculate net asset value per share or an equivalent measurement.
The tables below provide fair value level 3 roll-forwards for the Pension Plan Assets for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Plan classifies the fair value of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, if one or more of the significant inputs used to determine fair value are based on the Plan’s own assumptions. Therefore, the gains and losses in the tables below include changes in fair value due to both observable and unobservable factors.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

2016 Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Mortgage loans	Other [1]	Totals
Fair Value as of January 1, 2016	$19	$24	$5	$54	$5	$107
Realized gains (losses), net	—	—	—	—	1	1
Changes in unrealized gains (losses), net	—	—	—	(3)	—	(3)
Purchases	15	—	—	70	24	109
Settlements	—	(14)	—	—	(1)	(15)
Sales	(10)	—	(4)	—	(9)	(23)
Transfers into Level 3	—	2	—	—	3	5
Transfers out of Level 3	(11)	(2)	—	—	(1)	(14)
Fair Value as of December 31, 2016	$13	$10	$1	$121	$22	$167

[1]	"Other" includes U.S. Treasuries, Other fixed income and Large-cap domestic equities investments.
During the year ended December 31, 2016, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.

2015 Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Mortgage loans	Other	Totals
Fair Value as of January 1, 2015	$34	$28	$5	$—	$9	$76
Realized gains (losses), net	—	—	—	—	—	—
Changes in unrealized gains (losses), net	(2)	—	(1)	—	(1)	(4)
Purchases	12	14	1	54	3	84
Settlements	—	(14)	—	—	(3)	(17)
Sales	(11)	(2)	—	—	(1)	(14)
Transfers into Level 3	—	4	—	—	1	5
Transfers out of Level 3	(14)	(6)	—	—	(3)	(23)
Fair Value as of December 31, 2015	$19	$24	$5	$54	$5	$107
During the year ended December 31, 2015, transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.
There was no Company common stock included in the Plan’s assets as of December 31, 2016 and 2015.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Other Postretirement Plan Assets at Fair Value as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$4	$—	$—	$4
Fixed Income Securities:
Corporate	—	35	1	36
RMBS	—	24	1	25
U.S. Treasuries	5	14	—	19
Foreign government	—	2	—	2
CMBS	—	9	—	9
Other fixed income	—	4	1	5
Equity Securities:
Large-cap	37	—	—	37
Total other postretirement plan assets at fair value [1]	$46	$88	$3	$137

[1]
Excludes approximately $1 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Also excludes approximately $1 of interest receivable.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Other Postretirement Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign Government	Other Fixed Income	Totals
Fair Value as of January 1, 2016	$2	$3	$—	$—	$5
Changes in unrealized gains (losses), net	—	—	—	—	—
Purchases	1	—	—	1	2
Settlements	—	(2)	—	—	(2)
Sales	(1)	—	—	—	(1)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1)	—	—	—	(1)
Fair Value as of December 31, 2016	$1	$1	$—	$1	$3

Other Postretirement Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign Government	Other Fixed Income	Totals
Fair Value as of January 1, 2015	$3	$3	$—	$—	$6
Changes in unrealized gains (losses), net	—	—	—	—	—
Purchases	1	1	—	—	2
Settlements	—	(1)	—	—	(1)
Sales	(1)	—	—	—	(1)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1)	—	—	—	(1)
Fair Value as of December 31, 2015	$2	$3	$—	$—	$5
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2016 and 2015.
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

Cash Flows
Company Contributions

Employer Contributions	Pension Benefits	Other Postretirement Benefits
2016	$301	$—
2015	$101	$—
In 2016, the Company, at its discretion, made $300 in contributions to the U.S. qualified defined benefit pension plan. The Company does not have a 2017 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2017. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2017 to make this determination.
Employer contributions in 2016 and 2015 were made in cash and did not include contributions of the Company’s common stock.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Benefit Payments
Amounts of Benefits Expected to be Paid over the next Ten Years from Pension and other Postretirement Plans as of December 31, 2016

	Pension Benefits	Other Postretirement Benefits
2017	$333	$33
2018	339	30
2019	346	27
2020	353	24
2021	352	22
2022 - 2026	1,748	82
Total	$3,471	$218

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Stock Compensation Plans

The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2016, 2015 and 2014, the Company issued shares from treasury in satisfaction of stock-based compensation.
Stock-Based Compensation Expense

	For the years ended December 31,
	2016	2015	2014
Stock-based compensation plans expense	$81	$78	$98
Income tax benefit	(29)	(27)	(34)
Total stock-based compensation plans expense, after-tax	$52	$51	$64
In 2014, the Company modified a former executive’s awards to receive retirement treatment. The incremental compensation cost resulting from the modifications totaled $16 of which $11 was recognized at the modification date. The remainder is recognized over the remaining service period.
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2016, the total compensation cost related to non-vested awards not yet recognized was $89, which is expected to be recognized over a weighted average period of 1.8 years.
Stock Plan
On May 21, 2014, at the Company’s Annual Meeting of Shareholders, the shareholders approved The Hartford 2014 Incentive Stock Plan (the “Incentive Stock Plan”) which supersedes and replaces earlier incentive stock plans and as a result is currently the only plan pursuant to which future stock-based awards may be granted (other than the Subsidiary Stock Plan and the Employee Stock Purchase Plan described below). The terms of the Incentive Stock Plan are substantially similar to the terms of the earlier incentive stock plans, with changes primarily to ensure alignment with market practices and simplify administration. These changes did not result in incremental compensation cost for outstanding awards. The Incentive Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The maximum number of shares, subject to adjustments set forth in the Incentive Stock Plan, that may be issued to Company employees and third party service providers during the 10-year duration of the Incentive Stock Plan is 12,000,000 shares. If any award under an earlier incentive stock plan is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the Incentive Stock Plan and such shares shall be added to the maximum limit. As of December 31, 2016, there were 8,535,500 shares available for future issuance.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Stock Compensation Plans (continued)

Stock Compensation Valuation Assumptions

	For the years ended December 31,
	2016			2015			2014
Expected dividend yield	2.0%			1.8%			1.7%
Expected annualized spot volatility	27.3%	-	41.3%	22.1%	-	39.4%	25.9%	-	57.8%
Weighted average annualized volatility	34.1%			32.7%			35.1%
Risk-free spot rate	0.3%	-	1.8%	—%	-	2.6%	0.1%	-	2.8%
Expected term	5.0 years			5.0 years			5.0 years
Non-qualified Stock Option Activity Under the Incentive Stock Plan

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2016
Outstanding at beginning of year	3,800	$33.09
Granted	932	$43.59
Exercised	(39)	$22.49
Forfeited	—
Expired	(94)	$81.81
Outstanding at end of year	4,599	$34.31	6.3 years	$63
Outstanding, fully vested and expected to vest	4,545	$34.71	6.3 years	$59
Exercisable at end of year	2,923	$29.74	5.0 years	$54
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2016, 2015, and 2014 was $12.14, $10.60 and $10.59, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $1, $16, and $10, respectively.
Share Awards
Share awards granted under the Incentive Stock Plan and outstanding include restricted stock units and performance shares.
Restricted Stock and Restricted Stock Units
Restricted stock units are share equivalents that are credited with dividend equivalents. Dividend equivalents are accumulated and paid in incremental shares when the underlying units vest. Restricted stock are shares of The Hartford's common stock with restrictions as to transferability until vested. Restricted stock units and restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. Generally, restricted stock units vest at the end of or over three years; certain restricted stock units vest at the end of 5 years. Equity awards granted to non-employee directors generally vest in one year and were made in the form of restricted stock in 2014 and restricted stock units in 2016 and 2015.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Stock Compensation Plans (continued)

Assumptions

	For the years ended December 31,
	2016			2015			2014
Volatility of common stock	22.2%			21.4%			31.6%
Average volatility of peer companies	15.0%	-	26.0%	14.0%	-	24.0%	17.0%	-	29.0%
Average correlation coefficient of peer companies	56.0%			54.0%			62.0%
Risk-free spot rate	1.0%			1.1%			0.7%
Term	3.0 years			3.0 years			3.0 years
Total Share Awards

Non-vested Share Award Activity Under the Incentive Stock Plan

	Restricted Stock and Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2016
Non-vested at beginning of year	5,868	$33.12	775	$37.35
Granted	1,704	$42.87	430	$41.50
Performance based adjustment			237	$36.45
Vested	(2,468)	$25.90	(474)	$36.45
Forfeited	(191)	$38.72	(27)	$40.69
Non-vested at end of year	4,913	$39.87	941	$40.72
The weighted average grant-date fair value per share of restricted stock units and restricted stock granted during the years ended December 31, 2016, 2015, and 2014 was $42.87, $42.25 and $35.74, respectively. The weighted average grant-date fair value per share of performance shares granted during the years ended December 31, 2016, 2015, and 2014 was $41.50, $42.40 and $36.45, respectively.
The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $128, $144 and $75, respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2016, 2015 and 2014.
Subsidiary Stock Plan
In 2013 the Company established a subsidiary stock-based compensation plan similar to The Hartford Incentive Stock Plan except that it awards non-public subsidiary stock as compensation. The Company recognized stock-based compensation plan expense of $7, $7 and $4 in the years ended December 31, 2016, 2015 and 2014, respectively, for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company will recognize a noncontrolling equity interest. Employees will be restricted from selling vested subsidiary stock to anyone other than the Company and the Company will have discretion on the amount of stock to repurchase. Therefore the subsidiary stock is classified as equity because it is not mandatorily redeemable. For the year ended December 31, 2016, the Company repurchased $2 in subsidiary stock.

Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Accordingly, the plan is a noncompensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2016, there were 4,722,165 shares available for future issuance. During the years ended December 31, 2016, 2015 and 2014, 222,113 shares, 249,344 shares, and 258,609 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $2.26, $2.15 and $1.70 during the years ended December 31, 2016, 2015 and 2014, respectively. The fair value is estimated based on the 5% discount off the market price per share on the last trading day of the offering period.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Quarterly Results (Unaudited)

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenues	$4,391	$4,617	$4,677	$4,685	$4,695	$4,562	$4,537	$4,513
Benefits, losses and expenses	$4,010	$3,992	$4,507	$4,215	$4,167	$4,183	$4,812	$4,009
Income (loss) from continuing operations, net of tax	$323	$467	$216	$413	$438	$372	$(81)	$421
Income from discontinued operations, net of tax	$—	$—	$—	$—	$—	$9	$—	$—
Net income (loss)	$323	$467	$216	$413	$438	$381	$(81)	$421
Basic earnings (losses) per common share	$0.81	$1.11	$0.55	$0.99	$1.14	$0.92	$(0.22)	$1.03
Diluted earnings (losses) per common share	$0.79	$1.08	$0.54	$0.96	$1.12	$0.90	$(0.22)	$1.01
Weighted average common shares outstanding, basic	398.5	422.6	391.8	418.7	383.8	413.8	376.6	406.9
Weighted average shares outstanding and dilutive potential common shares	406.3	433.7	398.6	428.1	390.5	423.0	383.8	415.9

Part IV - Schedule I. Summary of Investments - Other Investments in Affiliates

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(in millions)

	As of December 31, 2016
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$7,474	$7,626	$7,626
States, municipalities and political subdivisions	10,825	11,486	11,486
Foreign governments	1,164	1,171	1,171
Public utilities	5,024	5,285	5,285
All other corporate bonds	19,356	20,381	20,381
All other mortgage-backed and asset-backed securities	9,962	10,054	10,054
Total fixed maturities, available-for-sale	53,805	56,003	56,003
Fixed maturities, at fair value using fair value option	288	293	293
Total fixed maturities	54,093	56,296	56,296
Equity Securities
Common stocks
Industrial, miscellaneous and all other	860	932	932
Non-redeemable preferred stocks	160	165	165
Total equity securities, available-for-sale	1,020	1,097	1,097
Equity securities, trading	10	11	11
Total equity securities	1,030	1,108	1,108
Mortgage loans	5,697	5,721	5,697
Policy loans	1,444	1,444	1,444
Futures, options and miscellaneous	666	392	392
Short-term investments	3,244	3,244	3,244
Investments in partnerships and trusts	2,456		2,456
Total investments	$68,630		$70,637

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(In millions)

	As of December 31,
Condensed Balance Sheets	2016	2015
Assets
Fixed maturities, available-for-sale, at fair value	$849	$1,361
Other investments	1	7
Short-term investments	321	350
Investment in affiliates	21,889	22,601
Deferred income taxes	1,488	1,450
Unamortized issue costs	3	43
Other assets	35	37
Total assets	$24,586	$25,849
Liabilities and Stockholders’ Equity
Net payable to affiliates	$1,503	$1,355
Short-term debt (includes current maturities of long-term debt)	416	275
Long-term debt	4,494	4,941
Other liabilities	1,270	1,636
Total liabilities	7,683	8,207
Total stockholders’ equity	16,903	17,642
Total liabilities and stockholders’ equity	$24,586	$25,849

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2016	2015	2014
Net investment income	$21	$14	$11
Net realized capital losses	(6)	(6)	(6)
Total revenues	15	8	5
Interest expense	328	346	365
Other expenses	9	35	134
Total expenses	337	381	499
Loss before income taxes and earnings of subsidiaries	(322)	(373)	(494)
Income tax (benefit)	(117)	(131)	(172)
Loss before earnings of subsidiaries	(205)	(242)	(322)
Earnings of subsidiaries	1,101	1,924	1,120
Net income (loss)	896	1,682	798
Other comprehensive income (loss) - parent company:
Change in net gain/loss on cash-flow hedging instruments	—	—	—
Change in net unrealized gain/loss on securities	1	(1)	10
Change in pension and other postretirement plan adjustments	(6)	(82)	(292)
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	(5)	(83)	(282)
Other comprehensive income of subsidiaries	(3)	(1,174)	1,289
Total other comprehensive income (loss)	(8)	(1,257)	1,007
Total comprehensive income (loss)	$888	$425	$1,805

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2016	2015	2014
Operating Activities
Net income	$896	$1,682	$798
Loss on extinguishment of debt	—	21	—
Undistributed earnings of subsidiaries	(1,101)	(1,924)	(1,120)
Change in operating assets and liabilities	1,634	1,167	3,376
Cash provided by operating activities	1,429	946	3,054
Investing Activities
Net sales of short-term investments	30	609	(212)
Capital contributions to subsidiaries	491	742	(585)
Cash provided by (used for) investing activities	521	1,351	(797)
Financing Activities
Proceeds from issuance of long-term debt	—	—	—
Repurchase of warrants	—	—	—
Repayments of long-term debt	(275)	(773)	(200)
Treasury stock acquired	(1,330)	(1,250)	(1,796)
Proceeds from net issuances of common shares under incentive and stock compensation plans and excess tax benefits	(11)	42	21
Dividends paid — Preferred shares	—	—	—
Dividends paid — Common Shares	(334)	(316)	(282)
Cash used for financing activities	(1,950)	(2,297)	(2,257)
Net change in cash	—	—	—
Cash — beginning of year	—	—	—
Cash — end of year	$—	$—	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$326	$351	$366
Dividends Received from Subsidiaries	$1,320	$1,127	$2,589

Part IV - Schedule III. Supplementary Insurance Information

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Reserve for Future Policy Benefits	Unearned Premiums	Other Policyholder Funds and Benefits Payable

As of December 31, 2016
Commercial Lines	$448	$17,238	$—	$3,441	$—
Personal Lines	143	2,094	—	1,898	—
Property & Casualty Other Operations	—	2,501	—	11	—
Group Benefits	42	5,772	322	42	602
Mutual Funds	12	—	—	—	—
Talcott Resolution	1,066	—	13,607	107	30,574
Corporate	—	—	—	—	—
Consolidated	$1,711	$27,605	$13,929	$5,499	$31,176
As of December 31, 2015
Commercial Lines	$435	$16,559	$—	$3,271	$—
Personal Lines	155	1,845	—	1,959	—
Property & Casualty Other Operations	—	3,421	—	3	—
Group Benefits	35	5,888	491	43	495
Mutual Funds	11	—	—	—	—
Talcott Resolution	1,180	—	13,368	109	31,175
Corporate	—	—	—	—	—
Consolidated	$1,816	$27,713	$13,859	$5,385	$31,670

Part IV - Schedule III. Supplementary Insurance Information

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income (Loss)	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums [2]
For the year December 31, 2016
Commercial Lines	$6,737	$917	$3,994	$973	$1,271	$6,732
Personal Lines	3,898	135	3,175	348	564	3,837
Property & Casualty Other Operations	—	127	278	—	663	(1)
Group Benefits	3,223	366	2,514	31	776	—
Mutual Funds	701	1	—	24	557	—
Talcott Resolution	1,044	1,384	1,390	147	438	—
Corporate	4	31	—	—	353	—
Consolidated	$15,607	$2,961	$11,351	$1,523	$4,622	$10,568
For the year December 31, 2015
Commercial Lines	$6,598	$910	$3,886	$951	$1,260	$6,625
Personal Lines	3,873	128	2,768	359	609	3,918
Property & Casualty Other Operations	32	133	243	—	25	35
Group Benefits	3,136	371	2,427	31	788	—
Mutual Funds	723	1	—	22	568	—
Talcott Resolution	1,133	1,470	1,451	139	441	—
Corporate	8	17	—	—	431	—
Consolidated	$15,503	$3,030	$10,775	$1,502	$4,122	$10,578
For the year December 31, 2014
Commercial Lines	$6,402	$958	$3,855	$919	$1,194	$6,381
Personal Lines	3,806	129	2,684	348	599	3,861
Property & Casualty Other Operations	1	129	261	—	31	2
Group Benefits	3,095	374	2,362	32	836	—
Mutual Funds	723	—	—	28	559	—
Talcott Resolution	1,407	1,542	1,643	402	544	—
Corporate	10	22	—	—	618	—
Consolidated	$15,444	$3,154	$10,805	$1,729	$4,381	$10,244
[1] includes interest expense, loss on extinguishment of debt, restructuring and other costs, and reinsurance loss on disposition
[2]Excludes life insurance pursuant to Regulation S-X.

Part IV - Schedule IV. Reinsurance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded Amount	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2016
Life insurance in-force	$941,583	$220,747	$22,797	$743,633	3%
Insurance revenues
Property and casualty insurance	$10,871	$583	$261	$10,549	2%
Life insurance and annuities	3,993	1,618	181	2,556	7%
Accident and health insurance	1,689	33	55	1,711	3%
Total insurance revenues	$16,553	$2,234	$497	$14,816	3%
For the year ended December 31, 2015
Life insurance in-force [1]	$914,556	$227,553	$22,119	$709,122	3%
Insurance revenues
Property and casualty insurance	$10,704	$586	$298	$10,416	3%
Life insurance and annuities	4,099	1,650	161	2,610	6%
Accident and health insurance	1,668	57	48	1,659	3%
Total insurance revenues	$16,471	$2,293	$507	$14,685	3%
For the year ended December 31, 2014
Life insurance in-force	$875,229	$240,285	$21,987	$656,931	3%
Insurance revenues
Property and casualty insurance	$10,531	$699	$264	$10,096	3%
Life insurance and annuities	4,414	1,666	137	2,885	5%
Accident and health insurance	1,615	54	56	1,617	3%
Total insurance revenues	$16,560	$2,419	$457	$14,598	3%

[1]
Previously reported amounts have been revised to include in-force policies ceded to a third-party in the sale of the Individual Life insurance business and Private Placement life insurance in-force policies administered by a third party that were inadvertently omitted in the prior year filing in error.

Part IV - Schedule V. Valuation and Qualifying Accounts

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance January 1,	Increase (decrease) in Costs and Expenses	Write-offs/ Payments/ Other	Balance December 31,
2016
Allowance for doubtful accounts and other	$134	$39	$(36)	$137
Allowance for uncollectible reinsurance	266	3	(104)	165
Valuation allowance on mortgage loans	23	—	(4)	19
Valuation allowance for deferred taxes	79	(79)	—	—
2015
Allowance for doubtful accounts and other	$131	$44	$(41)	$134
Allowance for uncollectible reinsurance	271	12	(17)	266
Valuation allowance on mortgage loans	18	7	(2)	23
Valuation allowance for deferred taxes	181	(102)	—	79
2014
Allowance for doubtful accounts and other	$125	$50	$(44)	$131
Allowance for uncollectible reinsurance	244	30	(3)	271
Valuation allowance on mortgage loans	67	4	(53)	18
Valuation allowance for deferred taxes	4	5	172	181

Part IV - Schedule VI. Supplementary Information Concerning Property and Casualty Insurance Operations

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(In millions)

	Discount Deducted From Liabilities [1]	Losses and Loss Adjustment Expenses Incurred Related to:		Paid Losses and Loss Adjustment Expenses
		Current Year	Prior Year
Years ended December 31,
2016	$483	$6,990	$457	$6,968
2015	$523	$6,647	$250	$6,719
2014	$556	$6,572	$228	$6,711

[1]
Reserves for permanently disabled claimants have been discounted using the weighted average interest rates of 3.11%, 3.24%, and 3.50% for the years ended December 31, 2016, 2015, and 2014, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
By:	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)
Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 24, 2017

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Bombara	Executive Vice President and Chief Financial Officer	February 24, 2017

	Beth A. Bombara	(Principal Financial Officer)

	/s/ Scott R. Lewis	Senior Vice President and Controller	February 24, 2017

	Scott R. Lewis	(Principal Accounting Officer)

	*	Director	February 24, 2017

Robert B. Allardice III

	*	Director	February 24, 2017

Trevor Fetter

	*	Director	February 24, 2017

Kathryn A. Mikells

	*	Director	February 24, 2017

Michael G. Morris

	*	Director	February 24, 2017

Thomas A. Renyi

	*	Director	February 24, 2017

Julie G. Richardson

	*	Director	February 24, 2017

Teresa W. Roseborough

	*	Director	February 24, 2017

Virginia P. Ruesterholz

	*	Director	February 24, 2017

Charles B. Strauss

	*	Director	February 24, 2017

H. Patrick Swygert

*By:	/s/ David C. Robinson

David C. Robinson
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. ("The Hartford") dated as of September 4, 2012.	10-Q	001-13958	2.01	11/01/2012
2.02	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford dated as of September 27, 2012.	10-Q	001-13958	2.02	11/01/2012
2.03	Stock Purchase Agreement, dated as of April 28, 2014, between Hartford Life, Inc., a subsidiary of The Hartford Financial Services Group, Inc., and ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation.	8-K	001-13958	2.01	04/28/2014
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.01	7/21/2016
4.01	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.01	03/12/2004
4.02	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford and Wilmington Trust Company (as successor to LaSalle Bank, N.A.), as Trustee.	8-K	001-13958	4.01	02/16/2007
4.03	Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	S-3ASR	333-142044	4.03	04/11/2007
4.04	Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.01	06/06/2008
4.05	First Supplemental Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.02	06/06/2008
4.06	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K/A	001-13958	4.03	04/06/2012
4.07	First Supplemental Indenture, dated as of August 9, 2013, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3ASR	333-190506	4.07	08/09/2013
4.08	Replacement Capital Covenant dated as of June 6, 2008.	8-K	001-13958	4.04	06/06/2008
4.09	Amendment dated as of February 7, 2017 to the Replacement Capital Covenant dated as of June 6, 2008.	8-K	001-13958	4.02	02/08/2017
4.10	Replacement Capital Covenant dated as of February 15, 2017.	8-K	001-13958	4.01	02/15/2017

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.11	Warrant to Purchase Shares of Common Stock of The Hartford Financial Services Group, Inc., dated June 26, 2009.	8-K	001-13958	4.01	06/26/2009
10.01
Aggregate Excess of Loss Reinsurance Agreement by and between Hartford Fire Insurance Company, First State Insurance Company, New England Insurance Company, New England Reinsurance Corporation, Hartford Accident and Indemnity Company, Hartford Casualty Insurance Company, Hartford Fire Insurance Company, Hartford Insurance Company of Illinois, Hartford Insurance Company of the Midwest, Hartford Insurance Company of the Southeast, Hartford Lloyd’s Insurance Company, Hartford Underwriters Insurance Company, Nutmeg Insurance Company, Pacific Insurance Company, Limited, Property and Casualty Insurance Company of Hartford, Sentinel Insurance Company, Ltd., Trumbull Insurance Company, Twin City Fire Insurance Company (collectively, the "Reinsured") and National Indemnity Company (the "Reinsurer") dated as of December 30, 2016.** ^

10.02	Five-Year Revolving Credit Facility Agreement dated October 31, 2014, among The Hartford Financial Services Group, Inc., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. Citibank, N.A., U.S. Bank National Association and Wells Fargo, National Association as syndication agents, and the lenders referred to therein.	8-K	001-13958	10.01	11/03/2014
10.03	Form of Commercial Paper Dealer Agreement between The Hartford Financial Services Group, Inc. as Issuer, and the Dealer party thereto	8-K	001-13958	10.01	12/29/2014
*10.04	The Hartford Senior Executive Officer Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.04	02/27/2015
*10.05	The Hartford Senior Executive Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.05	02/27/2015
*10.06	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.06	02/27/2015
*10.07	The Hartford 2010 Incentive Stock Plan, as amended and restated, effective February 25, 2014.	10-K	001-13958	10.05	02/28/2014
*10.08	The Hartford 2014 Incentive Stock Plan, effective May 21, 2014.	S-8	333-197671	4.03	07/28/2014
*10.09	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.10	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.01	04/28/2016
*10.11	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.01	07/27/2015
*10.12	Summary of Annual Executive Bonus Program.	10-Q	001-13958	10.07	07/30/2014
*10.13	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010.	10-K	001-13958	10.10	02/25/2011
*10.14	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.04	08/04/2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.15	The Hartford 2005 Incentive Stock Plan, as amended for the fiscal year ended 2009.	10-K	001-13958	10.10	02/23/2010
*10.16	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements.	8-K	001-13958	10.02	05/24/2005
*10.17	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.18	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.19	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.20	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.21	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	10-Q	001-13958	10.01	07/29/2013
10.22	Put Option Agreement, dated February 12, 2007, among The Hartford, Glen Meadow ABC Trust and Wilmington Trust Company (as successor to LaSalle Bank, National Association)	8-K	001-13958	10.01	02/16/2007
12.01	Statement Re: Computation of Ratio of Earnings to Fixed Charges. **
21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **
23.01
Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith. **

24.01	Power of Attorney. **
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.02	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.02	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.
^	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.