Form 10-Q
period 2017-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2017-04-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

•     whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	☒
As of April 25, 2017, there were outstanding 367,360,904 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements or in Part I, Item 1A, Risk Factors in The Hartford’s 2016 Form 10-K Annual Report, and those identified from time to time in our other filings with the Securities and Exchange Commission ("SEC").

•	Risks Related to Economic, Political and Global Market Conditions:

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

◦
the potential for differing interpretations of the methodologies, estimations and assumptions that underlie Company’s fair value estimates for its investments and the evaluation of other-than-temporary impairments on available-for-sale securities;

◦	the potential for further acceleration of deferred policy acquisition cost amortization and an increase in reserve for certain guaranteed benefits in our variable annuities;

◦	the potential for further impairments of our goodwill or the potential for changes in valuation allowances against deferred tax assets;

◦	the significant uncertainties that limit our ability to estimate the ultimate reserves necessary for asbestos and environmental claims;

•	Strategic and Operational Risks:

◦	risks associated with the run off of our Talcott Resolution business;

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

Part I - Item 1. Financial Statements

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2017, and the related condensed consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 27, 2017

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(In millions, except for per share data)	2017	2016
	(Unaudited)
Revenues
Earned premiums	$3,473	$3,404
Fee income	455	445
Net investment income	728	696
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	(3)	(27)
OTTI losses recognized in other comprehensive income (“OCI”)	2	4
Net OTTI losses recognized in earnings	(1)	(23)
Other net realized capital losses	(19)	(132)
Total net realized capital losses	(20)	(155)
Other revenues	19	20
Total revenues	4,655	4,410
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,757	2,641
Amortization of deferred policy acquisition costs ("DAC")	363	374
Insurance operating costs and other expenses	965	928
Interest expense	83	86
Total benefits, losses and expenses	4,168	4,029
Income before income taxes	487	381
Income tax expense	109	58
Net income	$378	$323
Net income per common share
Basic	$1.02	$0.81
Diluted	$1.00	$0.79
Cash dividends declared per common share	$0.23	$0.21
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions)	2017	2016
	(Unaudited)
Net income	$378	$323
Other comprehensive income (loss):
Changes in net unrealized gain on securities	137	522
Changes in OTTI losses recognized in other comprehensive income	(1)	(8)
Changes in net gain on cash flow hedging instruments	(18)	54
Changes in foreign currency translation adjustments	2	6
Changes in pension and other postretirement plan adjustments	10	9
OCI, net of tax	130	583
Comprehensive income	$508	$906
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $53,908 and $53,805)	$56,326	$56,003
Fixed maturities, at fair value using the fair value option	160	293
Equity securities, available-for-sale, at fair value (cost of $1,135 and $1,020) (includes equity securities, at fair value using the fair value option, of $123 and $0)	1,223	1,097
Mortgage loans (net of allowances for loan losses of $19 and $19)	5,685	5,697
Policy loans, at outstanding balance	1,442	1,444
Limited partnerships and other alternative investments	2,418	2,456
Other investments	340	403
Short-term investments	4,595	3,244
Total investments	72,189	70,637
Cash (includes variable interest entity assets, at fair value, of $5 and $5)	337	882
Premiums receivable and agents’ balances, net	3,764	3,731
Reinsurance recoverables, net	23,405	23,311
Deferred policy acquisition costs	1,693	1,711
Deferred income taxes, net	3,105	3,281
Goodwill	567	567
Property and equipment, net	984	991
Other assets	1,839	1,786
Assets held for sale	923	870
Separate account assets	116,582	115,665
Total assets	$225,388	$223,432
Liabilities
Unpaid losses and loss adjustment expenses	$27,687	$27,605
Reserve for future policy benefits	14,051	13,929
Other policyholder funds and benefits payable	30,863	31,176
Unearned premiums	5,609	5,499
Short-term debt	320	416
Long-term debt	4,817	4,636
Other liabilities (includes variable interest entity liabilities of $5 and $5)	7,789	6,992
Liabilities held for sale	661	611
Separate account liabilities	116,582	115,665
Total liabilities	$208,379	$206,529
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 402,923,222 and 402,923,222 shares issued	4	4
Additional paid-in capital	5,177	5,247
Retained earnings	13,406	13,114
Treasury stock, at cost — 33,726,771 and 28,974,069 shares	(1,371)	(1,125)
Accumulated other comprehensive income ("AOCI"), net of tax	(207)	(337)
Total stockholders’ equity	$17,009	$16,903
Total liabilities and stockholders’ equity	$225,388	$223,432
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended March 31,
(In millions, except for share data)	2017	2016
	(Unaudited)
Common Stock	$4	$5
Additional Paid-in Capital, beginning of period	5,247	8,973
Issuance of shares under incentive and stock compensation plans	(66)	(124)
Stock-based compensation plans expense	36	19
Tax benefit on employee stock options and share-based awards	—	24
Issuance of shares for warrant exercise	(40)	(7)
Additional Paid-in Capital, end of period	5,177	8,885
Retained Earnings, beginning of period	13,114	12,550
Net income	378	323
Dividends declared on common stock	(86)	(84)
Retained Earnings, end of period	13,406	12,789
Treasury Stock, at cost, beginning of period	(1,125)	(3,557)
Treasury stock acquired	(325)	(350)
Issuance of shares under incentive and stock compensation plans	72	125
Net shares acquired related to employee incentive and stock compensation plans	(33)	(46)
Issuance of shares for warrant exercise	40	7
Treasury Stock, at cost, end of period	(1,371)	(3,821)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(337)	(329)
Total other comprehensive income (loss)	130	583
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(207)	254
Total Stockholders’ Equity	$17,009	$18,112
Common Shares Outstanding, beginning of period (in thousands)	373,949	401,821
Treasury stock acquired	(6,709)	(8,394)
Issuance of shares under incentive and stock compensation plans	1,690	3,069
Return of shares under incentive and stock compensation plans to treasury stock	(674)	(1,066)
Issuance of shares for warrant exercise	940	173
Common Shares Outstanding, at end of period	369,196	395,603
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2017	2016
Operating Activities	(Unaudited)
Net income	$378	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	20	155
Amortization of deferred policy acquisition costs	363	374
Additions to deferred policy acquisition costs	(352)	(354)
Depreciation and amortization	96	95
Other operating activities, net	111	81
Change in assets and liabilities:
(Increase) decrease in reinsurance recoverables	(7)	53
Increase (decrease) in deferred and accrued income taxes	256	(14)
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	293	158
Net change in other assets and other liabilities	(933)	(473)
Net cash provided by operating activities	225	398
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	8,020	5,460
Fixed maturities, fair value option	62	19
Equity securities, available-for-sale	216	414
Mortgage loans	213	114
Partnerships	83	235
Payments for the purchase of:
Fixed maturities, available-for-sale	(7,809)	(5,752)
Fixed maturities, fair value option	—	(38)
Equity securities, available-for-sale	(278)	(130)
Mortgage loans	(199)	(128)
Partnerships	(86)	(88)
Net (payments for) proceeds from derivatives	(56)	189
Net increase in policy loans	2	2
Net additions to property and equipment	(41)	(84)
Net payments for short-term investments	(1,317)	(29)
Other investing activities, net	(18)	10
Net cash provided (used) by investing activities	(1,208)	194
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,398	1,165
Withdrawals and other deductions from investment and universal life-type contracts	(3,773)	(4,174)
Net transfers from separate accounts related to investment and universal life-type contracts	2,057	2,810
Repayments at maturity or settlement of consumer notes	(7)	(5)
Net increase in securities loaned or sold under agreements to repurchase	1,115	64
Repayment of debt	(416)	—
Proceeds from the issuance of debt	500	—
Net (return) issuance of shares under incentive and stock compensation plans	(26)	10
Treasury stock acquired	(325)	(350)
Dividends paid on common stock	(87)	(85)
Net cash provided (used) for financing activities	436	(565)
Foreign exchange rate effect on cash	2	4
Net (decrease) increase in cash	(545)	31
Cash – beginning of period	882	448
Cash – end of period	$337	$479
Supplemental Disclosure of Cash Flow Information
Income tax refunds received	$132	$—
Interest paid	$71	$71
See Notes to Condensed Consolidated Financial Statements

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group life and disability products and mutual funds and exchange-traded products to individual and business customers in the United States (collectively, “The Hartford”, the “Company”, “we” or “our”). Also, the Company continues to run off life and annuity products previously sold.
On July 26, 2016, the Company announced the signing of a definitive agreement to sell its United Kingdom ("U.K.") property and casualty run-off subsidiaries. For discussion of this transaction, see Note 2 - Business Disposition of Notes to Condensed Consolidated Financial Statements.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2016 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2016 Form 10-K Annual Report.
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
The most significant estimates include those used in determining property and casualty and group long-term disability (LTD) insurance product reserves, net of reinsurance; estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; evaluation of goodwill for impairment; valuation of investments and derivative instruments, including evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on mortgage loans; valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In particular, billing installment fees that were previously reflected as an offset to insurance operating costs and other expenses are now classified as revenues.
Adoption of New Accounting Standards
Stock Compensation
On January 1, 2017 the Company adopted new stock compensation guidance issued by the Financial Accounting Standards Board ("FASB") on a prospective basis. The updated guidance requires the excess tax benefit or tax deficiency on vesting or settlement of stock-based awards to be recognized in earnings as an income tax benefit or expense, respectively, instead of as an adjustment to additional paid-in capital. The new guidance also requires the related cash flows to be presented in operating activities instead of in financing activities. The amount of excess tax benefit or tax deficiency realized on vesting or settlement of awards depends upon the difference between the market value of awards at vesting or settlement and the grant date fair value recognized through compensation expense. The excess tax benefit or tax deficiency is a discrete item in the reporting period in which it occurs and is not considered in determining the annual estimated effective tax rate for interim reporting. The excess tax benefit recognized in earnings for the three months ended March 31, 2017 was $7 and the excess tax benefit recognized in additional paid in capital for the three months ended March 31, 2016 was $24.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Disposition

Sale of U.K. business
On July 26, 2016, the Company announced it had entered into an agreement to sell its U.K. property and casualty run-off subsidiaries, Hartford Financial Products International Limited and Downlands Liability Management Limited, in a cash transaction to Catalina Holdings U.K. Limited ("buyer"), for approximately $262, net of transaction costs. The Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. Revenues and earnings are not material to the Company's consolidated results of operations for the three months ended March 31, 2017 and 2016.
The pending sale resulted in a total estimated after-tax capital loss from the transaction of $5 in the year ended December 31, 2016. The accrual for the estimated before tax loss is included as a reduction of the carrying value of assets held for sale in the Company's Condensed Consolidated Balance Sheets as of March 31, 2017. The transaction is expected to close in the second quarter of 2017, subject to customary closing conditions.
Carrying Values of the Assets and Liabilities to be Transferred by the Company to the Buyer in Connection with the Sale

	Carrying Value as of
	March 31, 2017	December 31, 2016
Assets
Cash and investments	$657	$657
Reinsurance recoverables and other [1]	266	213
Total assets held for sale	$923	$870
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$646	$600
Other liabilities	15	11
Total liabilities held for sale	$661	$611

[1]	Includes intercompany reinsurance recoverables of $69 and $71 to be settled in cash or securities prior to closing as of March 31, 2017 and December 31, 2016, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended March 31,
(In millions, except for per share data)	2017	2016
Earnings
Net income	$378	$323
Shares
Weighted average common shares outstanding, basic	371.4	398.5
Dilutive effect of stock compensation plans	4.2	4.2
Dilutive effect of warrants	3.0	3.6
Weighted average common shares outstanding and dilutive potential common shares	378.6	406.3
Net income per common share
Basic	$1.02	$0.81
Diluted	$1.00	$0.79

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information

The Company currently conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category. The Company's revenues are generated primarily in the United States ("U.S."). Any foreign sourced revenue is immaterial.
Net Income (Loss)

	Three Months Ended March 31,
Net Income (Loss)	2017	2016
Commercial Lines [1]	$231	$225
Personal Lines [1]	33	23
Property & Casualty Other Operations	24	17
Group Benefits	45	50
Mutual Funds	23	20
Talcott Resolution	68	17
Corporate	(46)	(29)
Net income	$378	$323

[1]
For the three months ended March 31, 2017 and 2016 there was a segment change which resulted in a movement from Commercial Lines to Personal Lines of $3 of net servicing revenues associated with our participation in the National Flood Insurance Program.

Revenues

	Three Months Ended March 31,
Revenues	2017	2016
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$813	$759
Liability	148	143
Package business	314	308
Automobile	161	158
Professional liability	60	53
Bond	55	53
Property	147	159
Total Commercial Lines [1]	1,698	1,633
Personal Lines
Automobile	662	685
Homeowners	283	299
Total Personal Lines [1] [2]	945	984
Group Benefits
Group disability	381	369
Group life	399	375
Other	55	51
Total Group Benefits	835	795
Mutual Funds
Mutual Fund	167	142
Talcott	24	25
Total Mutual Funds	191	167
Talcott Resolution	258	269
Corporate	1	1
Total earned premiums and fee income	3,928	3,849
Net investment income	728	696
Net realized capital losses	(20)	(155)
Other revenues	19	20
Total revenues	$4,655	$4,410

[1]
Commercial Lines and Personal Lines includes installment fees of $10 and $11, respectively, for the three months ended March 31, 2017. Commercial Lines and Personal Lines includes installment fees of $10 and $9, respectively, for the three months ended March 31, 2016.

[2]	For the three months ended March 31, 2017 and 2016, AARP members accounted for earned premiums of $800 and $807, respectively.

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

Level 1	Fair values based primarily on unadjusted quoted prices for identical assets or liabilities, in active markets that the Company has the ability to access at the measurement date.

Level 2	Fair values primarily based on observable inputs, other than quoted prices included in Level 1, or based on prices for similar assets and liabilities.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,265	$—	$2,140	$125
Collateralized debt obligations ("CDOs")	2,311	—	1,992	319
Commercial mortgage-backed securities ("CMBS")	5,099	—	4,982	117
Corporate	25,730	—	24,652	1,078
Foreign government/government agencies	1,187	—	1,121	66
Bonds of municipalities and political subdivisions ("municipal bonds")	11,780	—	11,663	117
Residential mortgage-backed securities ("RMBS")	3,921	—	1,873	2,048
U.S. Treasuries	4,033	688	3,345	—
Total fixed maturities	56,326	688	51,768	3,870
Fixed maturities, FVO	160	—	160	—
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	1,223	936	188	99
Derivative assets
Credit derivatives	2	—	2	—
Equity derivatives	4	—	—	4
Foreign exchange derivatives	3	—	3	—
Interest rate derivatives	48	—	43	5
GMWB hedging instruments	80	—	36	44
Macro hedge program	113	—	9	104
Total derivative assets [2]	250	—	93	157
Short-term investments	4,595	2,077	2,518	—
Reinsurance recoverable for GMWB	60	—	—	60
Modified coinsurance reinsurance contracts	66	—	66	—
Separate account assets [3]	113,585	73,539	38,882	277
Total assets accounted for at fair value on a recurring basis	$176,276	$77,251	$93,675	$4,463
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(157)	$—	$—	$(157)
Equity linked notes	(36)	—	—	(36)
Total other policyholder funds and benefits payable	(193)	—	—	(193)
Derivative liabilities
Credit derivatives	(2)	—	(2)	—
Equity derivatives	37	—	37	—
Foreign exchange derivatives	(262)	—	(262)	—
Interest rate derivatives	(517)	—	(488)	(29)
GMWB hedging instruments	3	—	1	2
Macro hedge program	58	—	3	55
Total derivative liabilities [4]	(683)	—	(711)	28
Contingent consideration [5]	(26)	—	—	(26)
Total liabilities accounted for at fair value on a recurring basis	$(902)	$—	$(711)	$(191)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,382	$—	$2,300	$82
CDOs	1,916	—	1,502	414
CMBS	4,936	—	4,856	80
Corporate	25,666	—	24,586	1,080
Foreign government/government agencies	1,171	—	1,107	64
Municipal bonds	11,486	—	11,368	118
RMBS	4,767	—	2,795	1,972
U.S. Treasuries	3,679	620	3,059	—
Total fixed maturities	56,003	620	51,573	3,810
Fixed maturities, FVO	293	1	281	11
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	1,097	821	177	99
Derivative assets
Credit derivatives	17	—	17	—
Foreign exchange derivatives	27	—	27	—
Interest rate derivatives	(427)	—	(427)	—
GMWB hedging instruments	74	—	14	60
Macro hedge program	128	—	8	120
Other derivative contracts	1	—	—	1
Total derivative assets [2]	(180)	—	(361)	181
Short-term investments	3,244	878	2,366	—
Reinsurance recoverable for GMWB	73	—	—	73
Modified coinsurance reinsurance contracts	68	—	68	—
Separate account assets [3]	111,634	71,606	38,856	201
Total assets accounted for at fair value on a recurring basis	$172,243	$73,937	$92,960	$4,375
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(241)	$—	$—	$(241)
Equity linked notes	(33)	—	—	(33)
Total other policyholder funds and benefits payable	(274)	—	—	(274)
Derivative liabilities
Credit derivatives	(13)	—	(13)	—
Equity derivatives	33	—	33	—
Foreign exchange derivatives	(237)	—	(237)	—
Interest rate derivatives	(542)	—	(521)	(21)
GMWB hedging instruments	20	—	(1)	21
Macro hedge program	50	—	3	47
Total derivative liabilities [4]	(689)	—	(736)	47
Contingent consideration [5]	(25)	—	—	(25)
Total liabilities accounted for at fair value on a recurring basis	$(988)	$—	$(736)	$(252)

[1]	Included in other investments on the Condensed Consolidated Balance Sheets.

[2]
Includes OTC and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. See footnote 4 to this table for derivative liabilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

[3]
Approximately $3.0 billion and $4.0 billion of investment sales receivable, as of March 31, 2017, and December 31, 2016, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $887 and $1.0 billion of investments, as of March 31, 2017 and December 31, 2016, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

[4]
Includes OTC and OTC-cleared derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements, which may be imposed by agreements, clearing house rules and applicable law.

[5]	For additional information see the Contingent Consideration section below.
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable; or they may be held at cost
Short Term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	Not applicable
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Independent broker quotes • Yield curves beyond observable limits
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Independent broker quotes
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2017
CMBS [3]	$76	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,272 bps	463 bps	Decrease
Corporate [4]	438	Discounted cash flows	Spread	107 bps	963 bps	328 bps	Decrease
Municipal [3]	101	Discounted cash flows	Spread	186 bps	241 bps	208 bps	Decrease
RMBS [3]	2,038	Discounted cash flows	Spread	34 bps	1,371 bps	179 bps	Decrease
			Constant prepayment rate	—%	20%	4%	Decrease [5]
			Constant default rate	1%	10%	5%	Decrease
			Loss severity	—%	100%	73%	Decrease
As of December 31, 2016
CMBS [3]	$52	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	10 bps	1,273 bps	366 bps	Decrease
Corporate [4]	510	Discounted cash flows	Spread	122 bps	1,302 bps	359 bps	Decrease
Municipal [3]	101	Discounted cash flows	Spread	135 bps	286 bps	221 bps	Decrease
RMBS [3]	1,963	Discounted cash flows	Spread	16 bps	1,830 bps	192 bps	Decrease
			Constant prepayment rate	—%	20%	4%	Decrease [5]
			Constant default rate	—%	11%	5%	Decrease
			Loss severity	—%	100%	75%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of March 31, 2017
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions [2]	5	Option model	Interest rate volatility	2%	2%	Increase
GMWB hedging instruments
Equity variance swaps	(39)	Option model	Equity volatility	16%	20%	Increase
Equity options	9	Option model	Equity volatility	26%	28%	Increase
Customized swaps	76	Discounted cash flows	Equity volatility	9%	30%	Increase
Macro hedge program [3]
Equity options	164	Option model	Equity volatility	15%	32%	Increase
As of December 31, 2016
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions [2]	8	Option model	Interest rate volatility	2%	2%	Increase
GMWB hedging instruments
Equity variance swaps	(36)	Option model	Equity volatility	20%	23%	Increase
Equity options	17	Option model	Equity volatility	27%	30%	Increase
Customized swaps	100	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program [3]
Equity options	188	Option model	Equity volatility	17%	28%	Increase

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
The tables above exclude the portion of ABS, CRE CDOs, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the three months ended March 31, 2017, no significant adjustments were made by the Company to broker prices received.

Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $621 and $741 for the three months ended March 31, 2017 and March 31, 2016, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three months ended March 31, 2017 and 2016, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three months ended March 31, 2017 and 2016, for the transfers into and out of Level 3.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

GMWB Embedded, Customized and Reinsurance Derivatives

GMWB Embedded Derivatives
The Company formerly offered certain variable annuity products with GMWB riders that provide the policyholder with a guaranteed remaining balance ("GRB") which is generally equal to premiums less withdrawals. If the policyholder’s account value is reduced to a specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. When payments of the GRB are not life-contingent, the GMWB represents an embedded derivative carried at fair value reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets with changes in fair value reported in net realized capital gains and losses.

Free-standing Customized Derivatives
The Company holds free-standing customized derivative contracts to provide protection from certain capital markets risks for the remaining term of specified blocks of non-reinsured GMWB riders. These customized derivatives are based on policyholder behavior assumptions specified at the inception of the derivative contracts. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices. These derivatives are reported in the Condensed Consolidated Balance Sheets within other investments or other liabilities, as appropriate, after considering the impact of master netting agreements.

GMWB Reinsurance Derivative
The Company has reinsurance arrangements in place to transfer a portion of its risk of loss due to GMWB. These arrangements are recognized as derivatives carried at fair value and reported in reinsurance recoverables in the Condensed Consolidated Balance Sheets. Changes in the fair value of the reinsurance agreements are reported in net realized capital gains and losses.

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
The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions should we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated at least annually as part of the Company’s annual fourth-quarter comprehensive study to refine its estimate of future gross profits. In addition, the Company recognizes non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices.
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
	As of March 31, 2017
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	9%	30%	Increase
	As of December 31, 2016
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	12%	30%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 42% and 39% were subject to significant liquidation restrictions as of March 31, 2017 and December 31, 2016, respectively. Total limited partnerships that do not allow any form of redemption were 12% and 11% as of March 31, 2017 and December 31, 2016, respectively. Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS, and commercial mortgage loans.

Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") in 2016 requires the Company to make payments to former owners of Lattice of up to $60 contingent upon growth in exchange-traded products ("ETP") AUM over a four-year period beginning on the date of acquisition. The contingent consideration is measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout is discounted back to the valuation date using a risk-adjusted discount rate of 18.8%. The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
Level 3 Assets and Liabilities Measured at Fair Value on a

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

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2017
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases [8]	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of March 31, 2017
Assets
Fixed Maturities, AFS
ABS	$82	$—	$—	$45	$(5)	$—	$26	$(23)	$125
CDOs	414	—	4	—	(1)	—	—	(98)	319
CMBS	80	(1)	—	56	(3)	—	—	(15)	117
Corporate	1,080	6	16	169	(36)	(160)	40	(37)	1,078
Foreign Govt./Govt. Agencies	64	—	3	—	(1)	—	—	—	66
Municipal	118	—	5	—	—	(6)	—	—	117
RMBS	1,972	—	6	173	(96)	(7)	—	—	2,048
Total Fixed Maturities, AFS	3,810	5	34	443	(142)	(173)	66	(173)	3,870
Fixed Maturities, FVO	11	—	—	4	(2)	(13)	—	—	—
Equity Securities, AFS	99	—	(4)	4	—	—	—	—	99
Freestanding Derivatives, net [5]
Equity	—	(1)	—	5	—	—	—	—	4
Interest rate	(21)	(3)	—	—	—	—	—	—	(24)
GMWB hedging instruments	81	(35)	—	—	—	—	—	—	46
Macro hedge program	167	(8)	—	—	—	—	—	—	159
Other contracts	1	(1)	—	—	—	—	—	—	—
Total Freestanding Derivatives, net [5]	228	(48)	—	5	—	—	—	—	185
Reinsurance Recoverable for GMWB	73	(17)	—	—	4	—	—	—	60
Separate Accounts	201	—	3	97	(4)	(8)	3	(15)	277
Total Assets	$4,422	$(60)	$33	$553	$(144)	$(194)	$69	$(188)	$4,491
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(241)	$100	$—	$—	$(16)	$—	$—	$—	$(157)
Equity Linked Notes	(33)	(3)	—	—	—	—	—	—	(36)
Total Other Policyholder Funds and Benefits Payable	(274)	97	—	—	(16)	—	—	—	(193)
Contingent Consideration [7]	(25)	(1)	—	—	—	—	—	—	(26)
Total Liabilities	$(299)	$96	$—	$—	$(16)	$—	$—	$—	$(219)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2016
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2016	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases [8]	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of March 31, 2016
Assets
Fixed Maturities, AFS
ABS	$37	$—	$—	$—	$(3)	$—	$5	$(7)	$32
CDOs	541	—	—	—	1	—	—	—	542
CMBS	150	(1)	(8)	40	(9)	—	—	(38)	134
Corporate	854	(13)	(7)	30	(5)	(25)	58	(58)	834
Foreign Govt./Govt. Agencies	60	—	5	14	(1)	(2)	—	—	76
Municipal	49	—	1	—	—	—	—	—	50
RMBS	1,622	—	(14)	333	(57)	—	2	—	1,886
Total Fixed Maturities, AFS	3,313	(14)	(23)	417	(74)	(27)	65	(103)	3,554
Fixed Maturities, FVO	16	(2)	—	5	(1)	—	—	(4)	14
Equity Securities, AFS	93	(1)	2	—	—	(2)	—	—	92
Freestanding Derivatives, net [5]
Equity	—	(11)	—	16	—	—	—	—	5
Interest rate	(22)	(6)	—	—	—	—	—	—	(28)
GMWB hedging instruments	135	9	—	—	—	—	—	—	144
Macro hedge program	147	—	—	—	(2)	—	—	—	145
Other contracts	7	(2)	—	—	—	—	—	—	5
Total Freestanding Derivatives, net [5]	267	(10)	—	16	(2)	—	—	—	271
Reinsurance Recoverable for GMWB	83	12	—	—	4	—	—	—	99
Separate Accounts	139	—	4	38	(5)	(10)	3	(15)	154
Total Assets	$3,911	$(15)	$(17)	$476	$(78)	$(39)	$68	$(122)	$4,184
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(262)	$(82)	$—	$—	$(17)	$—	$—	$—	$(361)
Equity Linked Notes	(26)	1	—	—	—	—	—	—	(25)
Total Other Policyholder Funds and Benefits Payable	(288)	(81)	—	—	(17)	—	—	—	(386)
Total Liabilities	$(288)	$(81)	$—	$—	$(17)	$—	$—	$—	$(386)

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

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[7]	For additional information, see the Contingent Consideration section of Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

[8]
Includes issuance of contingent consideration associated with the Lattice acquisition, see Note 2 - Business Disposition of Notes to Condensed Consolidated Financial Statements for additional discussion.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at:
	March 31, 2017 [1] [2]	March 31, 2016 [1] [2]
Assets
Fixed Maturities, AFS
ABS	$—	$—
CDOs	—	—
CMBS	(1)	(1)
Corporate	—	(13)
Foreign Govt./Govt. Agencies	—	—
Municipal	—	—
RMBS	—	—
Total Fixed Maturities, AFS	(1)	(14)
Fixed Maturities, FVO	—	(1)
Equity Securities, AFS	—	(1)
Freestanding Derivatives, net
Equity	(1)	(11)
Interest rate	(3)	(6)
GMWB hedging instruments	(36)	9
Macro hedge program	(8)	(1)
Other Contracts	—	(2)
Total Freestanding Derivatives, net	(48)	(11)
Reinsurance Recoverable for GMWB	(17)	12
Separate Accounts	—	—
Total Assets	$(66)	$(15)
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$100	$(82)
Equity Linked Notes	(3)	1
Total Other Policyholder Funds and Benefits Payable	97	(81)
Contingent Consideration [3]	(1)	—
Total Liabilities	$96	$(81)

[1]
All amounts in these rows are reported in net realized capital gains (losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization of DAC.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

[3]	For additional information, see the Contingent Consideration section of Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
Fair Value Option
The Company has elected the fair value option for certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential real estate, and these securities are included within Fixed Maturities, FVO on the Condensed Consolidated Balance Sheets. The Company previously classified the underlying fixed maturities held in certain consolidated investment funds within Fixed Maturities, FVO. The Company reported the underlying fixed maturities of these consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Changes in Fair Value of Assets using Fair Value Option
	Three Months Ended March 31,
	2017	2016
Assets
Fixed maturities, FVO
Corporate	$(1)	$—
Foreign government	—	(1)
RMBS	1	1
Total fixed maturities, FVO	$—	$—
Equity, FVO	(1)	(34)
Total realized capital gains (losses)	$(1)	$(34)

Fair Value of Assets and Liabilities using the Fair Value Option
	March 31, 2017	December 31, 2016
Assets
Fixed maturities, FVO
ABS	$—	$7
CDOs	—	3
CMBS	—	8
Corporate	—	40
U.S government	—	7
RMBS	160	228
Total fixed maturities, FVO	$160	$293
Equity, FVO [1]	$123	$—

[1]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets.

Financial Assets and Liabilities Not Carried at Fair Value
	Fair Value Hierarchy Level	Carrying Amount	Fair Value
	March 31, 2017
Assets
Policy loans	Level 3	$1,442	$1,442
Mortgage loans	Level 3	5,685	5,689
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,626	$6,809
Senior notes [2]	Level 2	3,554	4,110
Junior subordinated debentures [2]	Level 2	1,583	1,708
Consumer notes [3] [4]	Level 3	14	14
Assumed investment contracts [3]	Level 3	514	547
	December 31, 2016
Assets
Policy loans	Level 3	$1,444	$1,444
Mortgage loans	Level 3	5,697	5,721
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,714	$6,906
Senior notes [2]	Level 2	3,969	4,487
Junior subordinated debentures [2]	Level 2	1,083	1,246
Consumer notes [3] [4]	Level 3	20	20
Assumed investment contracts [3]	Level 3	487	526

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in preceding disclosures.

[4]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2017	2016
Gross gains on sales	$112	$90
Gross losses on sales	(75)	(108)
Net OTTI losses recognized in earnings	(1)	(23)
Results of variable annuity hedge program
GMWB derivatives, net	18	(17)
Macro hedge program	(86)	(14)
Total results of variable annuity hedge program	(68)	(31)
Transactional foreign currency revaluation	(13)	(44)
Non-qualifying foreign currency derivatives	11	39
Other, net [1]	14	(78)
Net realized capital gains (losses)	$(20)	$(155)

[1]	Includes non-qualifying derivatives, excluding variable annuity hedge program and foreign currency derivatives, of $10 and $(37), respectively for the three months ended March 31, 2017 and 2016.
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (and losses) on sales and impairments previously reported as unrealized gains (or losses) in AOCI were $36 and $41 for the three months ended March 31, 2017 and 2016, respectively. Proceeds from sales of AFS securities totaled $6.7 billion and $4.9 billion for the three months ended March 31, 2017 and 2016, respectively.
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
For non-structured securities, assumptions include, but are not limited to, economic and industry-specific trends and fundamentals, security-specific developments, industry earnings multiples and the issuer’s ability to restructure and execute asset sales.
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

Impairments in Earnings by Type
	Three Months Ended March 31,
	2017	2016
Credit impairments	$1	$18
Intent-to-sell impairments	—	2
Impairments on equity securities	—	3
Total impairments	$1	$23

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Cumulative Credit Impairments
	Three Months Ended March 31,
(Before tax)	2017	2016
Balance as of beginning of period	$(280)	$(324)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(1)	(17)
Securities previously impaired	—	(1)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	12	1
Securities due to an increase in expected cash flows	9	5
Balance as of end of period	$(260)	$(336)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities

AFS Securities by Type
	March 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,267	$20	$(22)	$2,265	$—	$2,396	$17	$(31)	$2,382	$—
CDOs [2]	2,243	71	(3)	2,311	—	1,853	67	(4)	1,916	—
CMBS	5,055	102	(58)	5,099	(7)	4,907	97	(68)	4,936	(6)
Corporate	24,371	1,548	(189)	25,730	—	24,380	1,510	(224)	25,666	—
Foreign govt./govt. agencies	1,151	48	(12)	1,187	—	1,164	33	(26)	1,171	—
Municipal	11,076	759	(55)	11,780	—	10,825	732	(71)	11,486	—
RMBS	3,866	69	(14)	3,921	—	4,738	66	(37)	4,767	—
U.S. Treasuries	3,879	189	(35)	4,033	—	3,542	182	(45)	3,679	—
Total fixed maturities, AFS	$53,908	$2,806	$(388)	$56,326	$(7)	$53,805	$2,704	$(506)	$56,003	$(6)
Equity securities, AFS [3]	1,011	107	(18)	1,100	—	1,020	96	(19)	1,097	—
Total AFS securities	$54,919	$2,913	$(406)	$57,426	$(7)	$54,825	$2,800	$(525)	$57,100	$(6)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2017, and December 31, 2016.

[2]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excludes equity securities, FVO, with a cost and fair value of $124 and $123 as of March 31, 2017. The Company held no equity securities, FVO as of December 31, 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Fixed maturities, AFS, by Contractual Maturity Year
	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,693	$1,709	$1,896	$1,912
Over one year through five years	9,145	9,422	9,015	9,289
Over five years through ten years	9,079	9,325	9,038	9,245
Over ten years	20,560	22,274	19,962	21,556
Subtotal	40,477	42,730	39,911	42,002
Mortgage-backed and asset-backed securities	13,431	13,596	13,894	14,001
Total fixed maturities, AFS	$53,908	$56,326	$53,805	$56,003
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of March 31, 2017 and December 31, 2016.
Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of March 31, 2017
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$544	$542	$(2)	$276	$256	$(20)	$820	$798	$(22)
CDOs [1]	1,253	1,251	(2)	284	283	(1)	1,537	1,534	(3)
CMBS	1,804	1,764	(40)	309	291	(18)	2,113	2,055	(58)
Corporate	4,813	4,671	(142)	865	818	(47)	5,678	5,489	(189)
Foreign govt./govt. agencies	350	341	(9)	36	33	(3)	386	374	(12)
Municipal	1,372	1,318	(54)	35	34	(1)	1,407	1,352	(55)
RMBS	865	856	(9)	453	448	(5)	1,318	1,304	(14)
U.S. Treasuries	1,425	1,390	(35)	—	—	—	1,425	1,390	(35)
Total fixed maturities, AFS	$12,426	$12,133	$(293)	$2,258	$2,163	$(95)	$14,684	$14,296	$(388)
Equity securities, AFS [2]	238	223	(15)	30	27	(3)	268	250	(18)
Total securities in an unrealized loss position	$12,664	$12,356	$(308)	$2,288	$2,190	$(98)	$14,952	$14,546	$(406)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2016
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$582	$579	$(3)	$368	$340	$(28)	$950	$919	$(31)
CDOs [1]	641	640	(1)	370	367	(3)	1,011	1,007	(4)
CMBS	2,076	2,027	(49)	293	274	(19)	2,369	2,301	(68)
Corporate	5,418	5,248	(170)	835	781	(54)	6,253	6,029	(224)
Foreign govt./govt. agencies	573	550	(23)	27	24	(3)	600	574	(26)
Municipal	1,567	1,498	(69)	43	41	(2)	1,610	1,539	(71)
RMBS	1,655	1,624	(31)	591	585	(6)	2,246	2,209	(37)
U.S. Treasuries	1,432	1,387	(45)	—	—	—	1,432	1,387	(45)
Total fixed maturities, AFS	$13,944	$13,553	$(391)	$2,527	$2,412	$(115)	$16,471	$15,965	$(506)
Equity securities, AFS [2]	330	315	(15)	38	34	(4)	368	349	(19)
Total securities in an unrealized loss position	$14,274	$13,868	$(406)	$2,565	$2,446	$(119)	$16,839	$16,314	$(525)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivatives within certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]
As of March 31, 2017, excludes equity securities, FVO which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company held no equity securities, FVO as of December 31, 2016.

As of March 31, 2017, AFS securities in an unrealized loss position consisted of 3,528 securities, primarily in the corporate sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of March 31, 2017, 94% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during first quarter 2017 was primarily attributable to a decline in long-term interest rates as well as tighter credit spreads across most sectors.
Most of the securities depressed for twelve months or more relate to corporate securities primarily in the financial services and energy-related sectors, student loan ABS and structured securities with exposure to commercial real estate. Corporate financial services securities and student loan ABS were primarily depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. Corporate securities within the energy sector are in an unrealized loss position primarily due to depressed oil prices. For certain commercial real estate securities, current spreads are wider than market spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
Mortgage Loans
Mortgage Loan Valuation Allowances
Commercial mortgage loans are considered to be impaired when management estimates that, based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. The Company reviews mortgage loans on a quarterly basis to identify potential credit losses. Among other factors, management reviews current and projected macroeconomic trends, such as unemployment rates and property-specific factors such as rental rates, occupancy levels, LTV ratios and debt service coverage ratios (“DSCR”). In addition, the Company considers historical, current and projected delinquency rates and property values. Estimates of collectibility require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates.
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and estimated fair value. The mortgage loan's estimated fair value is most frequently the Company's share of the fair value of the collateral but may also be the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate or (b) the loan’s observable market price. A valuation allowance may be recorded for an individual loan or for a group of loans that have an LTV ratio of 90% or greater, a low DSCR or have other lower credit quality characteristics. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectible and the borrowers continue to make payments under the original or restructured loan terms. The Company stops accruing interest income on loans when it is probable that the Company will not receive interest and principal payments according to the contractual terms of the loan agreement. The Company resumes accruing interest income when it determines that sufficient collateral exists to satisfy the full amount of the loan principal and interest payments and when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

As of March 31, 2017 and December 31, 2016, commercial mortgage loans had an amortized cost of $5.7 billion, with a valuation allowance of $19 and a carrying value of $5.7 billion.
As of March 31, 2017 and December 31, 2016, the carrying value of mortgage loans that had a valuation allowance was $57 and $31, respectively. There were no mortgage loans held-for-sale as of March 31, 2017 or December 31, 2016. As of March 31, 2017, the Company had an immaterial amount of mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

Valuation Allowance Activity
	2017	2016
Balance, as of January 1	$(19)	$(23)
(Additions)/Reversals	—	—
Deductions	—	1
Balance, as of March 31	$(19)	$(22)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 51% as of March 31, 2017, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company's commercial mortgage loan portfolio was 2.67x as of March 31, 2017. As of March 31, 2017, the Company held two delinquent commercial mortgage loan past due by 90 days or more. The loans had a total carrying value and valuation allowance of $27 and $18, respectively, and neither loan was accruing income. As of December 31, 2016, the Company held one delinquent commercial mortgage loans past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income.

Commercial Mortgage Loans Credit Quality
	March 31, 2017		December 31, 2016
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$21	0.59x	$20	0.59x
65% - 80%	524	2.20x	568	2.17x
Less than 65%	5,140	2.74x	5,109	2.78x
Total commercial mortgage loans	$5,685	2.67x	$5,697	2.70x

Mortgage Loans by Region
	March 31, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$293	5.2%	$293	5.1%
East South Central	14	0.2%	14	0.2%
Middle Atlantic	557	9.8%	534	9.4%
Mountain	61	1.1%	61	1.1%
New England	389	6.8%	345	6.1%
Pacific	1,604	28.2%	1,609	28.3%
South Atlantic	1,217	21.4%	1,198	21.0%
West North Central	40	0.7%	40	0.7%
West South Central	347	6.1%	338	5.9%
Other [1]	1,163	20.5%	1,265	22.2%
Total mortgage loans	$5,685	100.0%	$5,697	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$16	0.3%	$16	0.3%
Industrial	1,397	24.6%	1,468	25.7%
Lodging	25	0.4%	25	0.4%
Multifamily	1,372	24.1%	1,365	24.0%
Office	1,427	25.1%	1,361	23.9%
Retail	1,012	17.8%	1,036	18.2%
Other	436	7.7%	426	7.5%
Total mortgage loans	$5,685	100.0%	$5,697	100.0%
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of March 31, 2017, under this program, the Company serviced commercial mortgage loans with a total outstanding principal of $983, of which $266 was serviced on behalf of third parties and $717 was retained and reported on the Company’s Condensed Consolidated Balance Sheets, including $143 in separate account assets. As of December 31, 2016, the Company serviced commercial mortgage loans with a total outstanding principal balance of $901, of which $251 was serviced on behalf of third parties and $650 was retained and reported as assets on the Company’s Condensed Consolidated Balance Sheets, including $124 in separate account assets. Servicing rights are carried at the lower of cost or fair value and were zero as of March 31, 2017 and December 31, 2016, because servicing fees were market-

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

level fees at origination and remain adequate to compensate the Company for servicing the loans.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager and previously as a means of accessing capital through a contingent capital facility ("facility").
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
Consolidated VIEs
As of March 31, 2017 and December 31, 2016, the Company held one CDO for which it is the primarily beneficiary. The CDO represents a structured investment vehicle for which the Company has a controlling financial interest. As of March 31, 2017 and December 31, 2016 the Company held total CDO assets of $5 included in cash with an associated liability of $5 included in other liabilities on the Company's Condensed Consolidated Balance Sheets. The Company does not have any additional exposure to loss associated with this investment.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2017 and December 31, 2016 is limited to the total carrying value of $1.7 billion which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, the Company has outstanding commitments totaling $1.1 billion and $1.2 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2016 Form 10-K Annual Report.

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
As of December 31, 2016, the Company held a significant variable interest in a VIE for which it is not the primary beneficiary. This VIE represented a facility that was held by the Company since February 2007. Assets and liabilities recorded for the contingent capital facility were $1 and $3, respectively, as of December 31, 2016. as well as a maximum exposure to loss of $3. The Company did not have a controlling financial interest and as such, did not consolidate its variable interest in the facility. As of March 31, 2017, after having exercised its put option under the facility to issue debt, the Company no longer held a significant interest in the facility. For further information on the facility, see Note 10 - Debt of Notes to Condensed Consolidated Financial Statements.
Securities Lending, Repurchase Agreements and Other Collateral Transactions
The Company enters into securities financing transactions as a way to earn additional income or manage liquidity, primarily through securities lending and repurchase agreements.
Securities Lending
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s Condensed Consolidated Balance Sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

and is reported as an asset on the Company's Condensed Consolidated Balance Sheets. Income associated with securities lending transactions is reported as a component of net investment income in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2017, the fair value of securities on loan and the associated liability for cash collateral received was $1.5 billion and $1.5 billion, respectively. The Company also received securities collateral of $59 which was not included on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2016, the fair value of securities on loan and the associated liability for cash collateral received was $488 and $461, respectively. The Company also received securities collateral of $39 which was not included on the Company's Condensed Consolidated Balance Sheets.
Repurchase Agreements
From time to time, the Company enters into repurchase agreements to manage liquidity or to earn incremental income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. These transactions generally have a contractual maturity of ninety days or less.
Under repurchase agreements, the Company transfers collateral of U.S. government and government agency securities and receives cash. For repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements require additional collateral to be transferred when necessary and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Condensed Consolidated Balance Sheets. Repurchase agreements include master netting provisions that provide both counterparties the right to offset claims and apply securities held by them with respect to their obligations in the event of a default. Although the Company has the contractual right to offset claims, fixed maturities do not meet the specific conditions for net presentation under U.S. GAAP. The Company accounts for the repurchase agreements as collateralized borrowings. The securities transferred under repurchase agreements are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2017 and December 31, 2016, the Company reported in fixed maturities, AFS on the Condensed Consolidated Balances Sheets financial collateral pledged relating to repurchase agreements of $318 and $226, respectively. As of December 31, 2016, the Company also reported cash collateral pledged relating to repurchase agreements of $22 . The Company reported a corresponding obligation to repurchase the pledged securities of $313 and $241 , respectively, as of March 31, 2017 and December 31, 2016 in other liabilities on the Condensed Consolidated Balance Sheets.
Under reverse repurchase agreements, the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The agreements require additional collateral to be transferred to the Company when necessary and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of March 31, 2017, the Company reported $96 within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities. The Company did not hold any reverse repurchase agreements as of December 31, 2016.
Other Agreements
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of March 31, 2017 and December 31, 2016, the fair value of securities on deposit was approximately $2.5 billion.
As of March 31, 2017 and December 31, 2016, the Company has pledged as collateral $104 and $102, respectively, of U.S. government securities and government agency securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section of Note 7 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments

The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. The Company also may enter into and has previously issued financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or as embedded derivative instruments, such as GMWB riders included with certain variable annuity products.
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2016 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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
Fair Value Hedges
The Company previously used interest rate swaps to hedge the changes in fair value of fixed maturity securities due to fluctuations in interest rates. These swaps were typically used to manage interest rate duration.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2017, and December 31, 2016, the notional amount of interest rate swaps in offsetting relationships was $10.2 billion and $10.6 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. The Company also enters into foreign currency forwards to hedge currency impacts on changes in equity of the U.K. property and casualty run-off subsidiaries that are held for sale. For further information on the disposition, see Note 2 - Business Acquisitions, Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements, included in The Hartford’s 2016 Form 10-K Annual Report. The Company had previously entered into foreign currency forwards to hedge non-U.S. dollar denominated cash and equity securities.
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
Equity Index Swaps and Options
The Company enters into total return swaps to hedge equity risk of specific common stock investments which are accounted for

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

using fair value option in order to align the accounting treatment within net realized capital gains (losses). The Company also enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. In addition, the Company formerly offered certain equity indexed products that remain in force, a portion of which contain embedded derivatives that require changes in value to be bifurcated from the host contract. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

GMWB Hedging Instruments
	Notional Amount		Fair Value
	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016
Customized swaps	$5,213	$5,191	$76	$100
Equity swaps, options, and futures	1,374	1,362	(35)	(27)
Interest rate swaps and futures	3,350	3,703	42	21
Total	$9,937	$10,256	$83	$94
Macro Hedge Program
The Company utilizes equity swaps, options, and forwards to provide partial protection against the statutory tail scenario risk arising from GMWB and guaranteed minimum death benefit ("GMDB") liabilities on the Company's statutory surplus. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program.
Contingent Capital Facility Put Option
The Company previously entered into a put option agreement that provided the Company the right to require a third-party trust to purchase, at any time, The Hartford’s junior subordinated notes in a maximum aggregate principal amount of $500. On February 8, 2017, The Hartford exercised the put option resulting in the issuance of $500 in junior subordinated notes with proceeds received on February 15, 2017. Under the put option agreement, The Hartford had been paying premiums on a periodic basis and has agreed to reimburse the trust for certain fees and ordinary expenses. For further information on the put option agreement, see the Contingent Capital Facility section within Note 13 - Debt of Notes to Consolidated Financial Statements, included in The Hartford's 2016 Form 10-K Annual Report.
Modified Coinsurance Reinsurance Contracts
As of March 31, 2017, and December 31, 2016, the Company had $875 of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.
Derivative Balance Sheet Classification
For reporting purposes, the Company has elected to offset within assets or liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset within assets or liabilities OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements was $877 and $963 as of March 31, 2017, and December 31, 2016, respectively. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Measurements of Notes to the Condensed Consolidated Financial Statements.

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016
Cash flow hedges
Interest rate swaps	$3,480	$3,440	$5	$(79)	$97	$11	$(92)	$(90)
Foreign currency swaps	239	239	(14)	(15)	11	11	(25)	(26)
Total cash flow hedges	3,719	3,679	(9)	(94)	108	22	(117)	(116)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, and futures	11,080	11,743	(474)	(890)	648	264	(1,122)	(1,154)
Foreign exchange contracts
Foreign currency swaps and forwards	307	1,064	(3)	68	—	70	(3)	(2)
Fixed payout annuity hedge	804	804	(242)	(263)	—	—	(242)	(263)
Credit contracts
Credit derivatives that purchase credit protection	159	209	(4)	(4)	1	—	(5)	(4)
Credit derivatives that assume credit risk [1]	1,904	1,309	—	10	26	15	(26)	(5)
Credit derivatives in offsetting positions	3,128	3,317	3	(1)	36	39	(33)	(40)
Equity contracts
Equity index swaps and options	339	105	5	—	41	33	(36)	(33)
Variable annuity hedge program
GMWB product derivatives [2]	12,631	13,114	(157)	(241)	—	—	(157)	(241)
GMWB reinsurance contracts	2,616	2,709	60	73	60	73	—	—
GMWB hedging instruments	9,937	10,256	83	94	171	190	(88)	(96)
Macro hedge program	6,722	6,532	171	178	186	201	(15)	(23)
Other
Contingent capital facility put option	—	500	—	1	—	1	—	—
Modified coinsurance reinsurance contracts	875	875	66	68	66	68	—	—
Total non-qualifying strategies	50,502	52,537	(492)	(907)	1,235	954	(1,727)	(1,861)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$54,221	$56,216	$(501)	$(1,001)	$1,343	$976	$(1,844)	$(1,977)
Balance Sheet Location
Fixed maturities, available-for-sale	$296	$322	$—	$1	$—	$1	$—	$—
Other investments	23,717	23,620	250	(180)	821	377	(571)	(557)
Other liabilities	14,036	15,526	(683)	(689)	396	457	(1,079)	(1,146)
Reinsurance recoverables	3,491	3,584	126	141	126	141	—	—
Other policyholder funds and benefits payable	12,681	13,164	(194)	(274)	—	—	(194)	(274)
Total derivatives	$54,221	$56,216	$(501)	$(1,001)	$1,343	$976	$(1,844)	$(1,977)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.
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

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of March 31, 2017
Other investments	$1,217	$1,101	$250	$(134)	$73	$43
Other liabilities	$(1,650)	$(820)	$(683)	$(147)	$(811)	$(19)
As of December 31, 2016
Other investments	$834	$670	$(180)	$344	$103	$61
Other liabilities	$(1,703)	$(884)	$(689)	$(130)	$(763)	$(56)

[1]	Included in other investments in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2017	2016
Interest rate swaps	$(7)	$106
Foreign currency swaps	1	1
Total	$(6)	$107
	Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31,
	2017	2016
Interest rate swaps
Net realized capital gain/(loss)	$4	$5
Net investment income	16	15
Foreign currency swaps
Net realized capital gain/(loss)	1	4
Total	$21	$24

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

During the three months ended March 31, 2017, and March 31, 2016, the Company had no ineffectiveness recognized in income within net realized capital gains (losses).
As of March 31, 2017, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $46. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately less than two years.
During the three months ended March 31, 2017, and March 31, 2016, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For the three months ended March 31, 2017, the Company did not hold any fair value hedges. For the three months ended March 31, 2016, the Company recognized in income immaterial gains and (losses) for the ineffective portion of fair value hedges related to the derivative instrument and the hedged item.
Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
	2017	2016
Variable annuity hedge program
GMWB product derivatives	$101	$(79)
GMWB reinsurance contracts	(18)	12
GMWB hedging instruments	(65)	50
Macro hedge program	(86)	(14)
Total variable annuity hedge program	(68)	(31)
Foreign exchange contracts
Foreign currency swaps and forwards	(10)	3
Fixed payout annuity hedge	21	36
Total foreign exchange contracts	11	39
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	7	(24)
Credit contracts
Credit derivatives that purchase credit protection	(11)	(5)
Credit derivatives that assume credit risk	17	(2)
Equity contracts
Equity index swaps and options	—	18
Other
Contingent capital facility put option	(1)	(2)
Modified coinsurance reinsurance contracts	(2)	(22)
Total other non-qualifying derivatives	10	(37)
Total [1]	$(47)	$(29)

[1]
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions that are permissible under the Company's investment policies. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard diversified portfolios of corporate and CMBS issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and may be divided into tranches that possess different credit ratings.

Credit Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of March 31, 2017
Single name credit default swaps
Investment grade risk exposure	$229	$2	4 years	Corporate Credit/ Foreign Gov.	A-	$40	$—
Below investment grade risk exposure	52	—	1 year	Corporate Credit	B-	52	(1)
Basket credit default swaps [4]
Investment grade risk exposure	2,589	8	3 years	Corporate Credit	BBB+	1,204	(7)
Below investment grade risk exposure	50	4	4 years	Corporate Credit	B+	49	—
Investment grade risk exposure	246	(4)	4 years	CMBS Credit	AA	116	1
Below investment grade risk exposure	102	(19)	less than 1 year	CMBS Credit	CCC	103	19
Embedded credit derivatives
Investment grade risk exposure	200	200	less than 1 year	Corporate Credit	A+	—	—
Total [5]	$3,468	$191				$1,564	$12
As of December 31, 2016
Single name credit default swaps
Investment grade risk exposure	$169	$—	4 years	Corporate Credit/ Foreign Gov.	A-	$50	$—
Below investment grade risk exposure	77	—	1 year	Corporate Credit	B+	77	—
Basket credit default swaps [4]
Investment grade risk exposure	2,065	22	3 years	Corporate Credit	BBB+	1,204	(10)
Below investment grade risk exposure	50	3	4 years	Corporate Credit	B	50	(3)
Investment grade risk exposure	297	(5)	4 years	CMBS Credit	AA	167	1
Below investment grade risk exposure	110	(26)	1 year	CMBS Credit	CCC	111	26
Embedded credit derivatives
Investment grade risk exposure	200	201	Less than 1 year	Corporate Credit	A+	—	—
Total [5]	$2,968	$195				$1,659	$14

[1]
The average credit ratings are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements, clearing house rules and applicable law, which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

[4]
Includes $3.0 billion and $2.5 billion as of March 31, 2017, and December 31, 2016, respectively, of notional amount on swaps of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2017, and December 31, 2016, the Company pledged cash collateral associated with derivative instruments with a fair value of $26 and $623, respectively, for which the collateral receivable has been primarily included within other investments on the Company's Condensed Consolidated Balance Sheets. As of March 31, 2017, and December 31, 2016, the Company also pledged securities collateral associated with derivative instruments with a fair value of $862 and $1.1 billion, respectively, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of March 31, 2017, and December 31, 2016, the Company accepted cash collateral associated with derivative instruments of $386 and $387, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of March 31, 2017, and December 31, 2016, with a fair value of $77 and $109, respectively, of which the Company has the ability to sell or repledge $27 and $81, respectively. As of March 31, 2017, and December 31, 2016, the Company had no repledged securities and did not sell any securities. In addition, as of March 31, 2017, and December 31, 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Reserve for Unpaid Losses and Loss Adjustment Expenses

Property and Casualty Insurance Products
Roll-forward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2017	2016
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$21,833	$21,825
Reinsurance and other recoverables	2,776	2,882
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,057	18,943
Provision for unpaid losses and loss adjustment expenses
Current accident year	1,762	1,636
Prior accident year development	12	33
Total provision for unpaid losses and loss adjustment expenses	1,774	1,669
Less: payments
Current accident year	352	358
Prior accident years	1,300	1,266
Total payments	1,652	1,624
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,179	18,988
Reinsurance and other recoverables [1]	2,772	2,835
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$21,951	$21,823

[1]	Includes reinsurance recoverables of $2,365 and $2,451 for the three months ended March 31, 2017 and 2016, respectively.
(Favorable) Unfavorable Prior Accident Year Development

	For the three months ended March 31,
	2017	2016
Workers’ compensation	$(20)	$(79)
Workers’ compensation discount accretion	8	7
General liability	10	32
Package business	—	45
Commercial property	1	(2)
Professional liability	—	(33)
Bond	(10)	(6)
Automobile liability - Commercial Lines	20	9
Automobile liability - Personal Lines	—	65
Homeowners	—	(6)
Net asbestos reserves	—	—
Net environmental reserves	—	—
Catastrophes	(3)	(7)
Uncollectible reinsurance	—	—
Other reserve re-estimates, net	6	8
Total prior accident year development	$12	$33

Re-estimates of prior accident year reserves for the three months ended March 31, 2017
Workers’ compensation reserves in Small Commercial were reduced given the continued emergence of favorable frequency for accident years 2013 to 2015. Management has placed additional weight on this favorable experience as it becomes more credible.
General liability reserves were increased for the 2013 to 2016 accident years on a class of business that insures service and maintenance contractors. This increase was partially offset by a decrease in recent accident year reserves for other Middle Market general liability reserves.
Automobile liability reserves within Commercial Lines were increased in Small Commercial and large national accounts for the 2013 to 2016 accident years, driven by higher frequency of more severe accidents, including litigated claims.
Bond business reserves related to recent accident years were reduced as reported losses for commercial and contract surety have emerged favorably.
Re-estimates of prior accident year reserves for the three months ended March 31, 2016
Workers' compensation reserves decreased for accident years 2013 through 2015 due to favorable frequency

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

and, to a lesser extent, lower medical severity trends. Loss costs for these accident years continued to emerge favorably as evidenced by the reserve review completed in the first quarter and management has been placing additional weight on this favorable experience as it becomes more credible.
General liability reserves increased for accident years 2012 through 2015 primarily due to higher severity losses incurred on a class of business that insures service and maintenance contractors.
Small commercial package business reserves increased due to higher than expected severity on liability claims, principally for accident years 2013 through 2015. Severity for these accident years has developed unfavorably and management has placed more weight on emerged experience.
Automobile liability reserves increased in personal lines automobile liability for accident years 2014 and 2015 primarily due to higher emerged bodily injury severity and, for the third and fourth accident quarters of 2015, an increase in bodily injury frequency. Increases in automobile liability loss costs were across both the AARP direct and the independent agency lines of business.
Professional liability reserves decreased for claims made years 2008 through 2013, primarily for large accounts, including on non-securities class action cases. Claim costs have emerged favorably as these years have matured and management has placed more weight on the emerged experience.
Group Life, Disability and Accident Products
Roll-forward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2017	2016 [1]
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$5,772	$5,889
Reinsurance recoverables	208	218
Beginning liabilities for unpaid losses and loss adjustment expenses, net	5,564	5,671
Provision for unpaid losses and loss adjustment expenses
Current incurral year	678	638
Prior year's discount accretion	52	54
Prior incurral year development [2]	(69)	(53)
Total provision for unpaid losses and loss adjustment expenses [3]	661	639
Less: payments
Current incurral year	178	174
Prior incurral years	519	509
Total payments	697	683
Ending liabilities for unpaid losses and loss adjustment expenses, net	5,528	5,627
Reinsurance recoverables	208	219
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$5,736	$5,846

[1]	Certain prior year amounts have been reclassified to conform to the current year presentation for unpaid losses and loss adjustment expenses.

[2]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[3]
Includes unallocated loss adjustment expenses of $24, and $24 for for the three months ended March 31, 2017 and 2016, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

Re-estimates of prior incurral years reserves for the three months ended March 31, 2017
Group Disability- Prior period reserve estimates decreased by approximately $35 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions. This favorability was partially offset by lower Social Security Disability approvals driven by lower approval rates and ongoing backlogs in the Social Security Administration.

Group Life and Accident (including Group Life Premium Waiver)- Prior period reserve estimates decreased by approximately $35 largely driven by lower than previously expected claim incidence. This was partially offset by higher than expected claim severity.
Re-estimates of prior incurral years reserves for the three months ended March 31, 2016
Group Disability- Prior period reserve estimates decreased by approximately $35 largely driven by group long-term disability claim recoveries higher than prior reserve

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

assumptions. This favorability was partially offset by lower Social Security Disability approvals driven by lower approval rates and ongoing backlogs in the Social Security Administration.
Group Life and Accident (including Group Life Premium Waiver)- Prior period reserve estimates decreased by approximately $20 largely driven by lower than previously expected incidence on Group Life Premium Waiver and lower than previously expected severity on Group Accidental Death & Dismemberment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
	Universal Life - Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2017	$786	$2,627	$10,516	$13,929
Incurred [3]	24	79	225	328
Paid	(27)	—	(197)	(224)
Change in unrealized investment gains and losses	—	—	18	18
Liability balance as of March 31, 2017	$783	$2,706	$10,562	$14,051
Reinsurance recoverable asset, as of January 1, 2017	$432	$2,627	$1,392	$4,451
Incurred [3]	17	79	46	142
Paid	(23)	—	(11)	(34)
Reinsurance recoverable asset, as of March 31, 2017	$426	$2,706	$1,427	$4,559

	Universal Life - Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2016	$863	$2,313	$10,683	$13,859
Incurred [3]	28	69	227	324
Paid	(38)	—	(196)	(234)
Change in unrealized investment gains and losses	—	—	224	224
Liability balance as of March 31, 2016	$853	$2,382	$10,938	$14,173
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313	$1,478	$4,314
Incurred [3]	25	69	37	131
Paid	(29)	—	(15)	(44)
Reinsurance recoverable asset, as of March 31, 2016	$519	$2,382	$1,500	$4,401

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of March 31, 2017
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$13,713	$2,166	$326	71
With 5% rollup [2]	1,166	166	53	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,484	493	77	71
With 5% rollup & EPB	475	104	23	73
Total MAV	18,838	2,929	479
Asset Protection Benefit (“APB”) [4]	10,416	127	83	69
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	463	5	5	70
Reset [6] (5-7 years)	2,436	7	7	70
Return of Premium (“ROP”) [7]/Other	8,795	63	60	69
Subtotal Variable Annuity with GMDB/GMWB [10]	40,948	$3,131	$634	70
Less: General Account Value with GMDB/GMWB	3,727
Subtotal Separate Account Liabilities with GMDB	37,221
Separate Account Liabilities without GMDB	79,361
Total Separate Account Liabilities	$116,582

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10] Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.4 billion of total account value and weighted average attained age of 72 years. There is no NAR or retained NAR related to these contracts. Includes $1.5 billion of contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees
Asset type	As of March 31, 2017	As of December 31, 2016
Equity securities (including mutual funds)	$34,244	$33,880
Cash and cash equivalents	2,977	3,045
Total	$37,221	$36,925
As of March 31, 2017 and December 31, 2016, approximately 15% and 16%, respectively, of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 85% and 84%, respectively, were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Debt

Senior Notes
On March 15, 2017, the Company repaid its $416, 5.375% senior notes at maturity.
Junior Subordinated Debentures
On February 15, 2017, pursuant to a put option agreement with the Glen Meadow ABC Trust, the Company issued $500 junior subordinated notes with a scheduled maturity of February 12, 2047, and a final maturity of February 12, 2067. The junior subordinated notes bear interest at an annual rate of three-month LIBOR plus 2.125%, payable quarterly. The Hartford will have the right, on one or more occasions, to defer interest payments due on the junior subordinated notes under specified circumstances.
Upon receipt of the proceeds, the Company entered into a replacement capital covenant (the "RCC"). Under the terms of the RCC, if the Company redeems the notes at any time prior to February 12, 2047 (or such earlier date on which the RCC terminates by its terms) it can only do so with the proceeds from the sale of certain qualifying replacement securities. The RCC also prohibits the Company from redeeming all or any portion of the notes on or prior to February 15, 2022.
In April, 2017, the Company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments into fixed interest payments of approximately 4.39%.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Income Taxes

Income Tax Rate Reconciliation
	Three Months Ended March 31,
	2017	2016
Tax provision at U.S. federal statutory rate	$170	$133
Tax-exempt interest	(30)	(32)
Dividends-received deduction ("DRD")	(19)	(22)
Decrease in valuation allowance	—	(25)
Stock compensation	(7)	—
Other	(5)	4
Provision for income taxes	$109	$58
In addition to the effect of tax-exempt interest and DRD, the Company’s effective tax rate for the three months ended March 31, 2017 reflects a $7 federal income tax benefit related to a deduction for stock-based compensation that vested at a fair value per share greater than the fair value on the date of grant.
The Company's effective tax rate for the three months ended March 31, 2016 reflects a $25 benefit from the partial reduction of the deferred tax asset valuation allowance on the capital loss carryover due to taxable gains on sales of investments during the period.
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

Roll-forward of Unrecognized Tax Benefits
	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$12	$12
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Balance, end of period	$12	$12
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
The federal audit of the years 2012 and 2013 began in March 2015 and was completed as of March 31, 2017 with no additional adjustments. The Company has received notification from the Internal Revenue Service of its intention to audit the recently acquired subsidiary, Maxum, for its 2014 tax year. Management believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, and alternative minimum tax credit carryover.

Future Tax Benefits
	As of
	March 31, 2017		December 31, 2016		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$5,165	$1,808	$5,412	$1,894	2020			$1
					2023	-	2036	$5,164
Net operating loss carryover - foreign [1]	$51	$10	$48	$9	No expiration			$51
Foreign tax credit carryover	$49	$49	$56	$56	2021	-	2024	$49
Capital loss carryover	$—	$—	$—	$—	0			$—
Alternative minimum tax credit carryover	$650	$650	$640	$640	No expiration			$650
General business credit carryover	$90	$90	$99	$99	2031	-	2036	$90

[1]
Related to subsidiaries included in the sale of the U.K. property and casualty run-off business and part of the assets held for sale. For additional information, see Note 2 - Business Disposition of Notes to Condensed Consolidated Financial Statements.

Net Operating Loss Carryover
Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. Most of the net operating loss carryover originated from the Company's U.S. and international annuity business, including from the hedging program. Given the continued run off of the U.S. fixed and variable annuity business, the exposure to taxable losses from the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Income Taxes (continued)

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
Foreign Tax Credits- As with the alternative minimum tax credits, these credits are available to offset regular federal income taxes from future taxable income. The use of these credits prior to expiration depends on the generation of sufficient taxable income to first utilize all U.S. net operating loss carryovers. However, the Company has identified and begun to purchase certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided.
General Business Credits- General business credits are comprised primarily of solar credits acquired in 2016. Solar credits may offset all tax liability including alternative minimum tax; thus, the Company believes it is more likely than not the credits will be fully utilized and, accordingly, no valuation allowance has been provided.

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
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services,

LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. During the course of the litigation, the claims regarding distribution fees were dismissed without prejudice, the lineup of funds as plaintiffs changed several times, and the plaintiffs added as a defendant Hartford Funds Management Company (“HFMC”), an indirect subsidiary of the Company that assumed the role of advisor to the funds as of January 2013.  In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to one fund. In March 2016, the court denied the plaintiff's motion, and granted summary judgment for HIFSCO and HFMC with respect to one fund, leaving six funds as plaintiffs: The Hartford Balanced Fund, The Hartford Capital Appreciation Fund, The Hartford Floating Rate Fund, The Hartford Growth Opportunities Fund, The Hartford Healthcare Fund, and The Hartford Inflation Plus Fund. The court further ruled that the appropriate measure of damages on the surviving claims would be the difference, if any, between the actual advisory fees paid through trial and the fees permitted under the applicable legal standard. A bench trial on the issue of liability was held in November 2016. In February 2017, the court granted judgment for HIFSCO and HFMC as to all claims.  Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit.
Asbestos and Environmental Claims –The Company continues to receive asbestos and environmental claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.
The Company principally relies on exposure-based analysis to estimate the ultimate costs of these claims, both gross and net of reinsurance, and regularly evaluates new account information in assessing its potential asbestos and environmental exposures. The Company supplements this exposure-based analysis with evaluations of the Company’s historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year.
While the Company believes that its current asbestos and environmental reserves are appropriate, significant uncertainties limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses.  The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford’s consolidated operating results and liquidity.
Under an adverse development cover (“ADC”) reinsurance agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., the Company paid $650 to reinsure adverse development of net asbestos and environmental loss and allocated loss adjustment expense reserves of up to $1.5 billion above the Company’s net asbestos and environmental reserves as of December 31, 2016 of approximately $1.7 billion.
Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2017 was $826. For this $826, the legal entities have posted collateral of $866 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2017 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of March 31, 2017, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require additional $10 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Equity

Capital Purchase Program ("CPP") Warrants
As of March 31, 2017 and December 31, 2016, respectively, the Company has 3.0 million and 4.0 million of CPP warrants outstanding and exercisable. CPP warrant exercises were 1.0 million and 0.2 million for the three months ended March 31, 2017 and 2016, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended March 31, 2017 resulted in an adjustment to the

CPP warrant exercise price. The CPP warrant exercise price was $9.093 as of March 31, 2017 and $9.126 as of December 31, 2016.
Equity Repurchase Program
The Company's authorization for equity repurchases is $1.3 billion for the period October 31, 2016 through December 31, 2017 with $975 remaining as of March 31, 2017.
During the three months ended March 31, 2017, the Company repurchased 6.7 million common shares for $325. During the period April 1, 2017 through April 25, 2017, the Company repurchased approximately 1.9 million common shares for $92.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes In and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2017
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,276	$(3)	$76	$6	$(1,692)	$(337)
OCI before reclassifications	160	(1)	(4)	2	—	157
Amounts reclassified from AOCI	(23)	—	(14)	—	10	(27)
OCI, net of tax	137	(1)	(18)	2	10	130
Ending balance	$1,413	$(4)	$58	$8	$(1,682)	$(207)

Reclassifications from AOCI
	Three Months Ended March 31, 2017	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$36	Net realized capital gains (losses)
	36	Total before tax
	13	Income tax expense (benefit)
	$23	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$4	Net realized capital gains (losses)
Interest rate swaps	16	Net investment income
Foreign currency swaps	1	Net realized capital gains (losses)
	21	Total before tax
	7	Income tax expense (benefit)
	$14	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	Insurance operating costs and other expenses
Amortization of actuarial loss	(16)	Insurance operating costs and other expenses
	(15)	Total before tax
	(5)	Income tax expense (benefit)
	$(10)	Net income
Total amounts reclassified from AOCI	$27	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2016
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,279	$(7)	$130	$(55)	$(1,676)	$(329)
OCI before reclassifications	549	(9)	70	6	1	617
Amounts reclassified from AOCI	(27)	1	(16)	—	8	(34)
OCI, net of tax	522	(8)	54	6	9	583
Ending balance	$1,801	$(15)	$184	$(49)	$(1,667)	$254

Reclassifications of AOCI
	Three Months Ended March 31, 2016	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$41	Net realized capital gains (losses)
	41	Total before tax
	14	Income tax expense (benefit)
	$27	Net income
OTTI Losses in OCI
Other than temporary impairments	$(1)	Net realized capital gains (losses)
	(1)	Total before tax
	—	Income tax expense (benefit)
	$(1)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$5	Net realized capital gains (losses)
Interest rate swaps	15	Net investment income
Foreign currency swaps	4	Net realized capital gains (losses)
	24	Total before tax
	8	Income tax expense (benefit)
	$16	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(15)	Insurance operating costs and other expenses
	(13)	Total before tax
	(5)	Income tax expense (benefit)
	$(8)	Net income
Total amounts reclassified from AOCI	$34	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Employee Benefit Plans

The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2016 Annual Report on Form 10-K.
Beginning with the first quarter of 2017, the Company adopted the full yield curve approach in the estimation of the interest cost component of net periodic benefit costs for its qualified and non-qualified pension plans and the postretirement benefit plan. The full yield curve approach applies the specific spot rates along the yield curve that are used in its determination of the projected benefit obligation at the beginning of the year. The change has been made to provide a better estimate of the interest cost component of net periodic benefit cost by better aligning projected benefit cash flows with corresponding spot rates on the yield curve rather than using a single weighted average discount rate derived from the yield curve as had been done historically.

This change does not affect the measurement of the Company's total benefit obligations as the change in the interest cost in net income is completely offset in the actuarial (gain) loss reported for the period in other comprehensive income. The change reduced the interest cost component of net periodic benefit cost in the first quarter of 2017 by $9 before tax. The discount rate being used to measure interest cost during 2017 is 3.58%, 3.55% and 3.13% for the qualified pension plan, non-qualified pension plan and postretirement benefit plan, respectively. Under the Company's historical estimation approach, the weighted average discount rate for the interest cost component would have been 4.22%, 4.19% and 3.97% for the qualified pension plan, non-qualified pension plan and postretirement benefit plan, respectively. The Company accounted for the change in estimation approach as a change in estimate, and accordingly, is recognizing the effect prospectively beginning in 2017.

Components of Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$1	$—	$—	$—
Interest cost	49	59	2	3
Expected return on plan assets	(79)	(77)	(2)	(2)
Amortization of prior service credit	—	—	(1)	(2)
Amortization of actuarial loss	15	14	1	1
Net periodic benefit	$(14)	$(4)	$—	$—

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion and in Part I, Item 1A, Risk Factors in The Hartford’s 2016 Form 10-K Annual Report, and those identified from time to time in our other filings with the Securities and Exchange Commission. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
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
On July 26, 2016, the Company announced it had entered into an agreement to sell its U.K. property and casualty run-off subsidiaries. The operating results of the Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. For discussion of this transaction, see Note 2 - Business Disposition of Notes to Condensed Consolidated Financial Statements.
Certain reclassifications have been made to historical financial information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") to conform to the current period presentation.
Fee income from installment fees reported by the Commercial Lines and Personal Lines reporting segments has been reclassified from underwriting expenses to fee income and included in total revenues. The reclassification of installment fees did not impact previously reported underwriting gain (loss), underwriting ratios, or net income (loss) either in the Commercial Lines or Personal Lines reporting segments and did not impact previously reported consolidated net income or core earnings.
Separately, the flood servicing business has been realigned from Specialty Commercial within the Commercial Lines reporting segment to the Personal Lines reporting segment. This realignment did not materially impact previously reported Commercial Lines or Personal Lines underwriting results or net income. The realignment of the flood servicing business did not impact previously reported consolidated net income or core earnings.
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
Definitions of Non-GAAP and Other Measures and Ratios
Account Value- includes policyholders’ balances for investment and insurance contracts and reserves for certain future policy benefits insurance contracts. Account value is a measure used by the Company because a significant portion of

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

the Company’s fee income is based upon the level of account value. These revenues increase or decrease with a rise or fall in assets under management whether caused by changes in the market or through net flows.
Assets Under Management ("AUM")- include account values, mutual fund and ETP assets. AUM is a measure used by the Company because a significant portion of the Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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

Core Earnings- a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the underlying performance of the Company’s businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, certain restructuring and other costs, pension settlements, loss on extinguishment of debt, reinsurance gains and losses from disposal of businesses, income tax benefit from reduction in deferred income tax valuation allowance, discontinued operations, and the impact of Unlocks to deferred policy acquisition cos ("DAC"), sales inducement assets ("SIA'), and death and other insurance benefit reserve balances. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of DAC) that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.
Reconciliation of Net Income to Core Earnings

	Three Months Ended March 31,
	2017	2016
Net income	$378	$323
Less: Unlock benefit (charge), before tax	18	13
Less: Net realized capital gains (losses) after DAC, excluded from core earnings, before tax	(20)	(148)
Less: Income tax benefit (expense) [1]	2	73
Core earnings	$378	$385
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
Expense Ratio- for the underwriting segments of Commercial Lines and Personal Lines is the ratio of underwriting expenses less fee income, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs and insurance operating costs and expenses, including

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

certain centralized services costs and bad debt expense. Deferred policy acquisition costs include commissions, taxes, licenses and fees and other incremental direct underwriting expenses and are amortized over the policy term.
The expense ratio for Group Benefits is expressed as the ratio of insurance operating costs and other expenses and amortization of deferred policy acquisition costs, to premiums and other considerations, excluding buyout premiums.
Fee Income- largely driven from amounts earned as a result of contractually defined percentages of assets under management, including account value of annuities and other products. These fees are generally earned on a daily basis. Therefore, the growth in assets under management either through positive net flows or net sales, or favorable market performance will have a favorable impact on fee income. Conversely, either negative net flows or net sales, or unfavorable market performance will reduce fee income. Fee income also includes installment billing fees charged to Commercial Lines and Personal Lines insureds.
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
Renewal Earned Price Increase (Decrease)- Written premiums are earned over the policy term, which is six

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

months for certain Personal Lines automobile business and twelve months for substantially all of the remainder of the Company’s Property and Casualty business. Since the Company earns premiums over the six to twelve month term of the policies, renewal earned price increases (decreases) lag renewal written price increases (decreases) by six to twelve months.
Renewal Written Price Increase (Decrease)- for Commercial Lines, represents the combined effect of rate changes, amount of insurance and individual risk pricing decisions per unit of exposure on policies that renewed. For Personal Lines, renewal written price increases represent the total change in premium per policy on those policies that renewed and includes the combined effect of rate changes, amount of insurance and other changes in exposure. For Personal Lines, other changes in exposure include, but are not limited to, the effect of changes in number of drivers, vehicles and incidents, as well as changes in customer policy elections, such as deductibles and limits. The rate component represents the change in rate filed with and approved by state regulators during the period and the amount of insurance represents the change in the value of the rating base, such as model year/vehicle symbol for automobiles, building replacement costs for property and wage inflation for workers’ compensation. A number of factors affect renewal written price increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Renewal written price changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. Renewal written price statistics are subject to change from period to period, based on a number of factors, including changes in actuarial estimates and the effect of subsequent cancellations and non-renewals, and modifications made to better reflect ultimate pricing achieved.
Return on Assets (“ROA”), Core Earnings- a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA, core earnings is calculated by dividing core earnings by a daily average AUM. A reconciliation of ROA to ROA, core earnings is set forth in the Results of Operations section within MD&A - Mutual Funds.
Underlying Combined Ratio- a non-GAAP financial measure, represents the combined ratio before catastrophes and prior accident year development. Combined ratio is the most directly comparable U.S. GAAP measure. The Company believes the underlying combined ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year loss and loss adjustment expense reserve development. A reconciliation of combined ratio to underlying combined ratio is set forth in the Results of Operations section within MD&A - Commercial Lines and Personal Lines.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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
The financial results in the Company’s mutual fund, ETP and variable annuity businesses depend largely on the amount of the contractholder or shareholder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, and the market return of the funds, which is heavily influenced by the return realized in the equity and fixed income markets. Net flows are comprised of deposits less withdrawals and surrenders, redemptions, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund and ETP business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund and ETP shareholders. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios for the variable annuity business. Financial results of variable products are highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity and fixed income market movements could also result in benefits for or charges against DAC.
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
For further information on the Company's reporting segments refer to Part I, Item 1, Business - Reporting Segments in The Hartford’s 2016 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

Net Income	Net Income per Diluted Share	Book Value per Diluted Share
Net income was $378, or $1.02 per basic share and $1.00 per diluted share, compared with first quarter 2016 net income of $323, or $0.81 per basic share and $0.79 per diluted share, primarily due to lower net realized capital losses and higher net investment income.
Common share repurchases during first quarter 2017 totaled $325, or 6.7 million shares and $87 of dividends were paid to shareholders.
Book value per diluted common share increased to $45.25 from $44.35 as of December 31, 2016 as a result of a 1% decrease in common shares outstanding and dilutive potential common shares and a 1% increase in stockholders' equity resulting primarily from an increase in accumulated other comprehensive income driven by higher net unrealized capital gains. Net income for the period largely offset common dividends and share repurchases.

Net Investment Income	Investment Yield After-tax
Net investment income increased 5% to $728 compared with first quarter 2016 primarily due to higher income from investments in limited partnerships and alternative investments, partially offset by lower asset levels and reinvesting at lower interest rates.
Net realized capital losses decreased by $135 compared with first quarter 2016 primarily due to a change to net gains on sales as a result of duration, liquidity and credit management within corporate, residential mortgage-backed securities ("RMBS") and U.S. treasury securities as well as a change from net losses to net gains on non-qualifying interest rate derivatives, partially offset by higher variable annuity hedge program losses.
Annualized investment yield of 3.0%, after-tax, increased from 2.8%, after-tax, compared with first quarter 2016, primarily due to higher income from limited partnerships.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net unrealized gains, after-tax, in the investment portfolio increased by $137 compared with a increase of $522 in first quarter 2016 due to tighter credit spreads.

Written Premiums	Combined Ratio
Written premiums increased 1% compared with first quarter 2016 for Property & Casualty reflecting an increase in Commercial Lines largely offset by a decrease in Personal Lines.
Combined ratio for Property & Casualty increased 2.7 points to 97.4 compared with a combined ratio of 94.7 in first quarter 2016, largely due to higher catastrophe losses and a higher current accident year loss ratio in commercial lines automobile, personal lines automobile and homeowners, partially offset by less net unfavorable prior year reserve development.
Catastrophe losses of $150, before tax, increased from catastrophe losses of $91, before tax, in first quarter 2016, largely due to more severe wind and hail events in first quarter 2017.
Prior accident year development was unfavorable by $12, before tax, primarily due to increased reserves for commercial automobile and general liability, partially offset by a decrease in reserves for workers' compensation, compared with unfavorable prior accident year development of $33, before tax, in first quarter 2016.

Group Benefits Core Earnings Margin [1]	Net Income - Talcott Resolution

[1]	A reconciliation of the net income margin to core earnings margin is set forth in the Results of Operations section within MD&A - Group Benefits.
Core earnings margin for Group Benefits decreased to 4.3% from 5.5% in first quarter 2016, due to $13 after-tax of state guaranty fund assessments, partially offset by higher net investment income and net realized capital gains.
Net income - Talcott Resolution was $68 compared with $17 in first quarter 2016, primarily due to lower net realized capital losses.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes beginning on page F-1 as well as with the segment operating results sections of MD&A.

	Three Months Ended March 31,
	2017	2016	Change
Earned premiums	$3,473	$3,404	2%
Fee income	455	445	2%
Net investment income	728	696	5%
Net realized capital losses	(20)	(155)	87%
Other revenues	19	20	(5%)
Total revenues	4,655	4,410	6%
Benefits, losses and loss adjustment expenses	2,757	2,641	4%
Amortization of deferred policy acquisition costs	363	374	(3%)
Insurance operating costs and other expenses	965	928	4%
Interest expense	83	86	(3%)
Total benefits, losses and expenses	4,168	4,029	3%
Income before income taxes	487	381	28%
Income tax expense	109	58	88%
Net income	$378	$323	17%
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net income increased primarily due to lower net realized capital losses, and higher net investment income, partially offset by a state guaranty fund assessment in Group Benefits and a lower Property & Casualty underwriting gain. The lower underwriting gain in Property & Casualty was largely due to higher catastrophes and higher current accident year loss costs in commercial lines automobile, personal lines automobile and homeowners, partially offset by a lower amount of unfavorable net reserve development.
Earned premiums increased by 2% or $69, before tax, reflecting growth of 4% in Commercial Lines, including the effect of the Maxum acquisition, and 5% in Group Benefits, partially offset by a 4% decrease in Personal Lines. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Fee income increased reflecting a 14% increase in Mutual Funds, partially offset by a 7% decline in Talcott Resolution. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Net investment income increased primarily due to higher income from limited partnerships and other alternative investments due to an increase in valuations of private equity funds as well as losses on hedge funds in first quarter 2016. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

Net realized capital losses decreased due to a change to net gains on sales as a result of duration, liquidity and credit management within corporate, residential mortgage-backed securities and U.S. treasury securities as well as a change from net losses to net gains on non-qualifying interest rate derivatives, partially offset by higher variable annuity hedge program losses. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Benefits, losses and loss adjustment expenses increased in both Property & Casualty and Group Benefits with the increase in Group Benefits primarily due to the effect of growth in earned premium. The net increase in incurred losses for Property & Casualty was driven by:

•
Losses and loss adjustment expenses before catastrophes in Property & Casualty increased $67, before tax, primarily resulting from the effect of Commercial Lines earned premium growth in Small Commercial and higher loss costs in commercial lines automobile, personal lines automobile and homeowners.

•
Current accident year catastrophe losses of $150, before tax, for the three months ended March 31, 2017, compared to $91, before tax, for the prior year period. Catastrophe losses in 2017 were primarily due to multiple wind and hail events across various U.S. geographic regions, primarily in the Midwest, Texas and the Southeast. Catastrophe losses in 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in the central and southern plains and, to a lesser extent, winter storms. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Product Reserves, Net of Reinsurance.

•
Unfavorable prior accident year reserve development in Property & Casualty of $12, before tax, for the three months ended March 31, 2017, compared to unfavorable reserve development of $33, before tax, for the prior year period.

▪
Net unfavorable prior accident year reserve development in first quarter 2017 was primarily due to an increase in reserves for commercial automobile liability and general liability, partially offset by a decrease in reserves for bond and workers' compensation. The increase in estimate for commercial automobile was in Small Commercial and large national accounts for the 2013 to 2016 accident years, driven by higher frequency of more severe accidents, including litigated claims.

▪
Prior accident year reserve development in 2016 was primarily due to an increase in reserves in personal lines automobile liability and small commercial package business, partially offset by favorable development in workers' compensation. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

Amortization of deferred policy acquisition costs decreased primarily due to lower acquisition costs on a lower earned premium for Personal Lines and the effect of the runoff of Talcott Resolution, partially offset by higher acquisition costs on higher earned premium for Commercial Lines.

Insurance operating costs and other expenses increased primarily due to a $20 before tax of state guaranty fund assessments in Group Benefits, higher variable expenses in Mutual Funds and higher long-term incentive plan compensation costs, partially offset by a reduction in Personal Lines direct marketing costs. Effective with awards granted in March, 2017, long-term incentive compensation awards to retirement-eligible employees now fully vest when they are granted, which resulted in an accelerated recognition of compensation expense in first quarter 2017 of $18 pre-tax.
Income tax expense increased for the three months ended March 31, 2017 by $51 from $58 for the three months ended March 31, 2016 primarily due to the $106 increase in income before income taxes and the effect of a federal income tax benefit of $25 in first quarter 2016 related to the partial reduction of the deferred tax asset valuation allowance on the capital loss carryover due to taxable gains on sales of investments during the period.
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets, the dividends received deduction and changes in the valuation allowance recorded on capital loss carryovers. For further discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$56,326	78.0%	$56,003	79.3%
Fixed maturities, at fair value using the fair value option ("FVO")	160	0.2%	293	0.4%
Equity securities, AFS, at fair value [1]	1,223	1.7%	1,097	1.6%
Mortgage loans	5,685	7.9%	5,697	8.1%
Policy loans, at outstanding balance	1,442	2.0%	1,444	1.9%
Limited partnerships and other alternative investments	2,418	3.3%	2,456	3.5%
Other investments [2]	340	0.5%	403	0.6%
Short-term investments	4,595	6.4%	3,244	4.6%
Total investments	$72,189	100.0%	$70,637	100.0%

[1]	Includes equity securities at fair value using the FVO of $123 as of March 31, 2017. The Company did not hold any equity securities, FVO as of December 31, 2016.

[2]	Primarily relates to derivative instruments.
March 31, 2017 compared to December, 31, 2016
Total investments increased primarily due to an increase in short-term investments and fixed maturities, AFS.
Short-term investments increased largely due to an increase in short-term investments held as part of the Company's securities lending agreements as well as holding more short-term investments until those assets are reinvested into longer duration asset classes. For more information on the securities lending agreements, see Note 6 - Investments.
Fixed maturities, AFS increased primarily due to an increase in valuations as a result of a decline in longer dated interest rates and tighter credit spreads across most sectors.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income (Loss)
	Three Months Ended March 31,
	2017		2016
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$575	4.2%	$595	4.2%
Equity securities	5	1.9%	11	4.7%
Mortgage loans	62	4.3%	60	4.3%
Policy loans	19	5.1%	22	6.0%
Limited partnerships and other alternative investments	70	11.6%	8	1.2%
Other [3]	29		27
Investment expense	(32)		(27)
Total net investment income	$728	4.3%	$696	4.0%
Total net investment income excluding limited partnerships and other alternative investments	$658	4.0%	$688	4.1%

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
Three months ended March 31, 2017, compared to the three months ended March 31, 2016
Total net investment income increased primarily due to higher income from limited partnerships and other alternative investments due to an increase in valuations of private equity funds as well as losses on hedge funds in first quarter 2016. Total net investment income excluding limited partnerships and other alternative investments decreased primarily due to lower asset levels as a result of the continued run-off of Talcott Resolution and lower reinvestment rates.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.0% in 2017, down slightly from the same period in 2016. Excluding make-whole payments on fixed maturities, income received from previously impaired securities, and prepayment penalties on mortgage loans, the annualized investment income yield was 3.9% for the three months ended March 31, 2017, down from 4.1% for the three months ended March 31, 2016, primarily due to reinvesting at lower rates.

New money yield excluding certain U.S. Treasury securities and cash equivalent securities for the three months ended March 31, 2017, was approximately 3.7% which was below the average yield of sales and maturities of 3.9% for the same period in 2016. For the three months ended March 31, 2017, the new money yield of 3.7% decreased slightly from 3.8% for the three months ended March 31, 2016, due to tighter credit spreads.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2017	2016
Gross gains on sales	$112	$90
Gross losses on sales	(75)	(108)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [1]	(1)	(23)
Results of variable annuity hedge program
GMWB derivatives, net	18	(17)
Macro hedge program	(86)	(14)
Total results of variable annuity hedge program	(68)	(31)
Transactional foreign currency revaluation	(13)	(44)
Non-qualifying foreign currency derivatives	11	39
Other, net [2]	14	(78)
Net realized capital gains (losses)	$(20)	$(155)

[1]	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[2]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and embedded derivatives associated with modified coinsurance reinsurance contracts. Also included for the three months ended March 31, 2017, is a loss related to the sale of the Company's U.K. property and casualty run-off subsidiaries.

Three months ended March 31, 2017
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate, residential mortgage-backed securities ("RMBS") and U.S. treasury securities.
Variable annuity hedge program losses included losses on the macro hedge program primarily due to losses of $46 driven by an improvement in domestic equity markets, $26 driven by a decline in equity market volatility and $19 driven by time decay on options. These losses were partially offset by net gains on the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, primarily driven by gains of $10 due to a decline in equity market volatility and $7 driven by policy holder behavior.
Other, net gains primarily related to $14 of interest rate derivatives used to manage duration.
Three months ended March 31, 2016
Gross gains and losses on sales were primarily due to the sale of U.S. treasury securities, corporate securities and municipal bonds. The sales were primarily a result of duration, liquidity and credit management, as well as tactical changes to the portfolio as a result of changing market conditions, including the sales to reduce exposure to energy, emerging markets and other below investment grade corporate securities.
Variable annuity hedge program losses included losses on the combined GMWB derivatives, net, primarily driven by losses of $9 due to a decline in the value of equity derivatives and losses of $7 driven by liability model fund regression updates. Losses on the macro hedge program were primarily due to losses of $16 driven by a decline in value of equity derivatives and losses of $10 driven by time decay on options, partially offset by gains of $14 driven by a decline in interest rates.
Other, net loss was primarily due to losses of $23 on equity derivatives which were hedging the impact of a decline in the equity market on the investment portfolio, losses of $19 on interest rate derivatives driven by market changes and losses of $22 associated with modified coinsurance reinsurance contracts driven by a decline in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	property and casualty insurance product reserves, net of reinsurance;

•	group benefit long-term disability (LTD) reserves, net of reinsurance;

•	estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts;

•	living benefits required to be fair valued (in other policyholder funds and benefits payable);

•	evaluation of goodwill for impairment;

•	valuation of investments and derivative instruments including evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on mortgage loans;

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	valuation allowance on deferred tax assets; and

•	contingencies relating to corporate litigation and regulatory matters.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2016 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2016 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2017.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense ("LAE") Reserves of $19,179, Net of Reinsurance, by Segment as of March 31, 2017

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and Loss Adjustment Expenses for the Three Months Ended March 31, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$17,238	$2,094	$2,501	$21,833
Reinsurance and other recoverables	2,325	25	426	2,776
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	968	644	—	1,612
Current accident year ("CAY") catastrophes ("CATS")	71	79	—	150
Prior accident year development ("PYD")	15	(4)	1	12
Total provision for unpaid losses and loss adjustment expenses	1,054	719	1	1,774
Less: payments	863	710	79	1,652
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,104	2,078	1,997	19,179
Reinsurance and other recoverables	2,336	25	411	2,772
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$17,440	$2,103	$2,408	$21,951
Earned premiums	$1,698	$945
Loss and loss expense paid ratio [1]	50.8	75.1
Loss and loss expense incurred ratio	62.4	77.0
Prior accident year development (pts) [2]	0.9	(0.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Catastrophe Losses of $150 for the Three Months Ended March 31, 2017
[1] These amounts represent an aggregation of multiple catastrophes.
[2] Includes Commercial Lines of $1 and Personal Lines of $3.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Prior Accident Year Development of $12 for the Three Months Ended March 31, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(20)	$—	$—	$(20)
Workers’ compensation discount accretion	8	—	—	8
General liability	10	—	—	10
Package business	—	—	—	—
Commercial property	1	—	—	1
Professional liability	—	—	—	—
Bond	(10)	—	—	(10)
Automobile liability	20	—	—	20
Homeowners	—	—	—	—
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	—	(3)	—	(3)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	6	(1)	1	6
Total prior accident year development	$15	$(4)	$1	$12
For discussion of prior accident year development for the three months ended March 31, 2017, refer to the Property and Casualty Insurance Products section of Note 8 - Reserve for

Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2016

	Commercial Lines [3]	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,559	$1,845	$3,421	$21,825
Reinsurance and other recoverables	2,293	19	570	2,882
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	913	632	—	1,545
Current accident year catastrophes	44	47	—	91
Prior accident year development	(20)	52	1	33
Total provision for unpaid losses and loss adjustment expenses	937	731	1	1,669
Less: payments	854	707	63	1,624
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,349	1,850	2,789	18,988
Reinsurance and other recoverables	2,251	19	565	2,835
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,600	$1,869	$3,354	$21,823
Earned premiums	$1,623	$975
Loss and loss expense paid ratio [1]	52.6	72.5
Loss and loss expense incurred ratio	57.7	75.0
Prior accident year development (pts) [2]	(1.2)	5.3

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Catastrophe Losses of $91 for the Three Months Ended March 31, 2016

[1]	These amounts represent an aggregation of multiple catastrophes.
Prior Accident Year Development of $33 for the Three Months Ended March 31, 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(79)	$—	$—	$(79)
Workers’ compensation discount accretion	7	—	—	7
General liability	32	—	—	32
Package business	45	—	—	45
Commercial property	(2)	—	—	(2)
Professional liability	(33)	—	—	(33)
Bond	(6)	—	—	(6)
Automobile liability	9	65	—	74
Homeowners	—	(6)	—	(6)
Catastrophes	(2)	(5)	—	(7)
Other reserve re-estimates, net	9	(2)	1	8
Total prior accident year development	$(20)	$52	$1	$33
For discussion of prior accident year development for the three months ended March 31, 2016, refer to the Property and Casualty Insurance Products section of Note 8 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

P&C Other Operations Total Reserves, Net of Reinsurance [1]
[1] Excludes net reserves of $487 to be transferred to the buyer in connection with the pending sale of the Company's U.K. property and casualty run-off subsidiaries. These net reserves, of which$246 was for asbestos and environmental, are included in liabilities held for sale as of March 31, 2017 and December 31, 2016.
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
Asbestos and Environmental Net Reserves

	Asbestos	Environmental
March 31, 2017
Property and Casualty Other Operations	$1,243	$207
Commercial Lines and Personal Lines	77	57
Ending liability — net	$1,320	$264
December 31, 2016
Property and Casualty Other Operations	$1,282	$234
Commercial Lines and Personal Lines	81	58
Ending liability — net	$1,363	$292

Property & Casualty Reserves Asbestos and Environmental Summary as of March 31, 2017

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,513	$280	$1,793
Assumed Reinsurance	162	7	169
London Market	293	47	340
Total	1,968	334	2,302
Ceded	(443)	(29)	(472)
Net reserves transferred to liabilities held for sale	(205)	(41)	(246)
Net	$1,320	$264	$1,584

Roll-Forward of Asbestos and Environmental Losses and LAE for the Three Months Ended March 31, 2017 and March 31, 2016

	Asbestos	Environmental
2017
Beginning liability—net	$1,363	$292
Reclassification of allowance for uncollectible reinsurance [1]	1	—
Losses and loss adjustment expenses paid	(44)	(28)
Ending liability – net	$1,320	$264
2016
Beginning liability—net	$1,803	$318
Losses and loss adjustment expenses paid	(37)	(10)
Ending liability – net	$1,766	$308
[1] Related to the reclassification of an allowance for uncollectible reinsurance from the "All Other" category of P&C Other Operations reserves.

The Company classifies its asbestos and environmental reserves into three categories: Direct, Assumed Reinsurance and London Market.

•	Direct Insurance- includes primary and excess coverage. Of the three categories of claims, direct policies tend to have the greatest factual development from which to estimate the Company’s exposures.

•
Assumed Reinsurance- includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). Assumed Reinsurance exposures are less predictable than direct insurance exposures because the Company does not generally receive notice of a reinsurance

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information at the reinsurer level and adds to the uncertainty of estimating related reserves.

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
The net survival ratios shown below are calculated for the one and three year periods ended March 31, 2017 and are calculated excluding the effect of net carried reserves for asbestos and environmental related to the pending sale of the Company's U.K. Property & Casualty runoff subsidiaries as those carried reserves are included in liabilities held for sale in the consolidated balance sheet as of March 31, 2017. See section that follows entitled Adverse Development Cover which could materially affect the survival ratio of net reserves given that adverse development of asbestos and environmental reserves, if any, subsequent to December 31, 2016 will be ceded to NICO up to the reinsurance limit.  For asbestos, the table also presents the net survival ratios excluding the effect of the PPG settlement in the second quarter of 2016.
Net Survival Ratios

	Asbestos	Environmental
One year net survival ratio	2.9	3.6
Three year net survival ratio	4.9	4.4
One year net survival ratio - excluding PPG settlement	7.6
Three year net survival ratio - excluding PPG settlement	7.7

Asbestos and Environmental Paid and Incurred Losses and LAE Development for the Three Months Ended March 31, 2017

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$41	$—	$33	$—
Assumed Reinsurance	15	—	1	—
London Market	6	—	1	—
Total	62	—	35	—
Ceded	(18)	—	(7)	—
Net	$44	$—	$28	$—

Adverse Development Cover
Effective December 31, 2016, the Company entered into an asbestos and environmental adverse development cover (“ADC”) reinsurance agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., to reduce uncertainty about potential adverse development.  Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net asbestos and environmental (“A&E”) reserves as of December 31, 2016 of approximately $1.7 billion.  The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.  The ADC covers substantially all the Company’s A&E reserve development up to the reinsurance limit. The ADC excludes risk of adverse development on net asbestos and environmental reserves held by the Company’s U.K. Property and Casualty run-off subsidiaries which have been accounted for as liabilities held for sale in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.
The ADC has been accounted for as retroactive reinsurance and the Company reported the $650 cost as a loss on reinsurance transaction in 2016 in the consolidated statement of operations.  Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016, if any, will result in an offsetting reinsurance recoverable up to the $1.5 billion limit.  Cumulative ceded losses up to the $650 reinsurance premium paid would be recognized as a dollar-for-dollar offset to direct losses incurred.  Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain.  The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings.
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves before considering the effect of the reinsurance agreement with NICO, including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment, resolution of coverage disputes with our policyholders and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures.
Excluding net asbestos and environmental reserves of the Company's U.K. property and casualty subsidiaries that are included in liabilities held for sale, as of March 31, 2017 , the Company reported $1.3 billion of net asbestos reserves and $264 million of net environmental reserves. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its asbestos and environmental reserves. As discussed above the effect of these changes could be material to the Company's liquidity and, if cumulative adverse development subsequent to December 31, 2016 exceeded $650 million, the effect of the changes could be material to the Company's consolidated operating results. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2016 Form 10-K Annual Report.
Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company's reserving practices, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance in the Company's 2016 Form 10-K Annual Report.
Estimated Gross Profits
Estimated gross profits (“EGPs”) are used in the valuation and amortization of assets, including DAC and SIA. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life type contracts.

Talcott Resolution Significant EGP - based Balances
	As of March 31, 2017	As of December 31, 2016
DAC	$1,042	$1,066
SIA	$53	$53
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$357	$354

[1]
For additional information on death and other insurance benefit reserves, see Note 9 - Reserve for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.

Talcott Resolution Benefit (Charge) to Income, Net of Tax, as a Result of Unlock
	Three Months Ended March 31,
	2017	2016
DAC	$12	$1
SIA	1	1
Death and Other Insurance Benefit Reserves	5	11
Total (before tax)	$18	$13
Income tax effect	6	4
Total (after-tax)	$12	$9
The Unlock benefit of $12, after-tax, for the three months ended March 31, 2017 was largely due to separate account returns being above our aggregated estimated returns during the period, partially offset by higher than expected lapses.
The Unlock benefit of $9, after-tax, for the three months ended March 31, 2016 was primarily driven by the effect that actual versus expected returns during the quarter had on aggregated estimated return as well as by lower than expected lapses.
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
The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps.
Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long-term weighted average rate of return is 8.3%. The annual return assumed over the next five years of approximately 0.8% was calculated based on the return needed over that period to produce an 8.3% return since March of 2009, the date the Company adopted the RTM estimation technique to project future separate account returns. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 50% of its block of variable annuities to run off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 42% as of March 31, 2017. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of March 31, 2017, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of March 31, 2017 and December 31, 2016, the Company had no valuation allowance. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax assets.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2017	2016	Change
Written premiums	$1,821	$1,726	6%
Change in unearned premium reserve	133	103	29%
Earned premiums	1,688	1,623	4%
Fee income	10	10	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	968	913	6%
Current accident year catastrophes	71	44	61%
Prior accident year development	15	(20)	175%
Total losses and loss adjustment expenses	1,054	937	12%
Amortization of deferred policy acquisition costs	249	242	3%
Underwriting expenses	323	305	6%
Dividends to policyholders	4	4	—%
Underwriting gain	68	145	(53%)
Net investment income [1]	243	209	16%
Net realized capital gains (losses) [1]	11	(33)	133%
Other income	1	1	—%
Income before income taxes	323	322	—%
Income tax expense [2]	92	97	(5%)
Net income	$231	$225	3%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[2]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Premium Measures [1]

	Three Months Ended March 31,
	2017	2016
New business premium	$313	$275
Standard commercial lines policy count retention	85%	84%
Standard commercial lines renewal written price increase	3.3%	2.2%
Standard commercial lines renewal earned price increase	2.4%	2.5%
Standard commercial lines policies in-force as of end of period (in thousands)	1,347	1,314

[1]	Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude middle market programs and livestock lines of business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	Three Months Ended March 31,
	2017	2016	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	57.3	56.3	1.0
Current accident year catastrophes	4.2	2.7	1.5
Prior accident year development	0.9	(1.2)	2.1
Total loss and loss adjustment expense ratio	62.4	57.7	4.7
Expense ratio	33.3	33.1	0.2
Policyholder dividend ratio	0.2	0.2	—
Combined ratio	96.0	91.1	4.9
Current accident year catastrophes and prior year development	5.1	1.5	3.6
Underlying combined ratio	90.9	89.6	1.3
Net Income
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net income increased primarily due to a change to net realized capital gains in first quarter 2017 from net realized capital losses in first quarter 2016, as well as higher net investment income, partially offset by a lower underwriting gain.
Underwriting Gain

Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Underwriting gain decreased due to higher current accident year losses and loss adjustment expenses, including higher catastrophes, as well as a change to unfavorable prior accident year reserve development and higher underwriting expenses, partially offset by earned premium growth. The higher underwriting expenses included an increase in costs for long-term incentive compensation due to recognition of long-term compensation expense for retirement-eligible employees and higher IT costs.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
[1] Other of $11 and $12 for three months ended March 31, 2016, and 2017, respectively, is included in the total.
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Earned premiums increased reflecting written premium growth over the preceding twelve months.
Written premiums increased for the three months ended March 31, 2017 primarily due to growth in small commercial, middle market' and specialty commercial.

•
Small Commercial growth was primarily due to higher renewal premium driven by slightly higher policy retention and renewal written price increases, as well as growth from the acquisition of Maxum, partially offset by lower new business premium, excluding Maxum.

•	Middle Market growth was primarily driven by higher new business and audit premium.

•	Specialty Commercial growth was primarily due to higher new and renewal premium in Bond.

•	For the three months ended March 31, 2017, renewal written price increases averaged 3.3% in standard commercial, which included 4.5% for Small Commercial and 0.9% for Middle Market.

Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Loss and LAE ratio before catastrophes and prior accident year development increased for the three months ended March 31, 2017 principally due to a higher loss and loss adjustment expense ratio in commercial automobile, driven by elevated severity.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Catastrophes and (Favorable) Unfavorable Prior Accident Year Development
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Current accident year catastrophe losses totaled $71, before tax, for the three months ended March 31, 2017, compared to $44, before tax, for the three months ended March 31, 2016. Catastrophe losses for the three months ended March 31, 2017 were primarily due to wind and hail events and winter storms in the Midwest, Texas and the Southeast. Catastrophe losses for the three months ended March 31, 2016 were primarily due to winter storms across various U.S. geographic regions and, to a lesser extent, multiple wind and hail events concentrated in the central and southern plains.
Prior accident year development of $15, before tax, was unfavorable for the three months ended March 31, 2017, compared to favorable prior accident year development of $20, before tax, for the three months ended March 31, 2016. Net reserve increases for the three months ended March 31, 2017 were primarily related to commercial automobile liability and general liability, largely offset by a decrease in reserves for bond and workers’ compensation. Net reserve decreases for the three months ended March 31, 2016 were primarily related to decreases in professional liability and workers' compensation reserves, partially offset by increases in reserves related to the small commercial package business, and in general liability for a class of business that insures service and maintenance contractors.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
Underwriting Summary	2017	2016	Change
Written premiums	$889	$953	(7%)
Change in unearned premium reserve	(45)	(22)	(105%)
Earned premiums	934	975	(4%)
Fee income	11	9	22%
Losses and loss adjustment expenses
Current accident year before catastrophes	644	632	2%
Current accident year catastrophes	79	47	68%
Prior accident year development	(4)	52	(108%)
Total losses and loss adjustment expenses	719	731	(2%)
Amortization of DAC	81	89	(9%)
Underwriting expenses	138	163	(15%)
Underwriting gain	7	1	NM
Net servicing income [1]	3	4	(25%)
Net investment income [2]	36	31	16%
Net realized capital gains [2]	2	(5)	140%
Other expense	(1)	—	NM
Income before income taxes	47	31	52%
Income tax expense [3]	14	8	75%
Net income	$33	$23	43%

[1]	Includes servicing revenues of $19 and $20 for the three months ended March 31, 2017 and 2016, respectively.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[3]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended March 31,
Written Premiums	2017	2016	Change
Product Line
Automobile	$645	$690	(7%)
Homeowners	244	263	(7%)
Total	$889	$953	(7%)
Earned Premiums
Product Line
Automobile	$654	$678	(4%)
Homeowners	280	297	(6%)
Total	$934	$975	(4%)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended March 31,
Premium Measures	2017	2016
Policies in-force end of period (in thousands)
Automobile	1,905	2,073
Homeowners	1,144	1,262
New business written premium
Automobile	$42	$110
Homeowners	$12	$23
Policy count retention
Automobile	82%	84%
Homeowners	82%	84%
Renewal written price increase
Automobile	10.5%	6.1%
Homeowners	8.9%	8.1%
Renewal earned price increase
Automobile	8.2%	5.7%
Homeowners	8.2%	7.2%
Underwriting Ratios

	Three Months Ended March 31,
Underwriting Ratios	2017	2016	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	69.0	64.8	4.2
Current accident year catastrophes	8.5	4.8	3.7
Prior year development	(0.4)	5.3	(5.7)
Total loss and loss adjustment expense ratio	77.0	75.0	2.0
Expense ratio	22.3	24.9	(2.6)
Combined ratio	99.3	99.9	(0.6)
Current accident year catastrophes and prior year development	8.1	10.1	(2.0)
Underlying combined ratio	91.2	89.7	1.5
Product Combined Ratios

	Three Months Ended March 31,
	2017	2016	Change
Automobile
Combined ratio	97.5	106.6	(9.1)
Underlying combined ratio	96.6	96.2	0.4
Homeowners
Combined ratio	103.4	84.7	18.7
Underlying combined ratio	78.9	75.1	3.8

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net income increased primarily due to a higher underwriting gain, an increase in net investment income and a change from net realized capital losses to net realized capital gains.
Underwriting Gain
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Underwriting gain increased primarily due to the effect of net unfavorable reserve development in first quarter 2016 and a decrease in underwriting expenses, partially offset by higher catastrophes, a higher current accident year loss and loss adjustment expense ratio before catastrophes and the effect of a decline in earned premium. The decrease in underwriting expenses was primarily due to a decrease in direct marketing expenses.

Earned Premiums
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Earned premiums decreased reflecting a decline in written premium over the prior six to twelve months, particularly in non-AARP member Agency business.
Written premiums decreased in both the direct and agency channels primarily due a decline in new business and lower policy count retention in both automobile and homeowners.
Renewal written pricing increased in both automobile and home as the Company increased rates to improve profitability.
Policy count retention for both automobile and homeowners was lower in 2017 driven in part by renewal written pricing increases.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Loss and LAE ratio before catastrophes and prior accident year development increased primarily as a result of higher automobile liability frequency and severity and higher fire and non-catastrophe weather-related homeowners losses, partially offset by the effect of increases in earned pricing. Taking into account management’s current view of first quarter 2016 loss cost changes, in first quarter 2017, automobile liability frequency has decreased while automobile liability severity has increased modestly.

Catastrophes and (Favorable) Unfavorable Prior Accident Year Development
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Current accident year catastrophe losses of $79, before tax, for the three months ended March 31, 2017, increased compared to $47, before tax, for the three months ended March 31, 2016 due to more severe wind and hail events. Catastrophe losses for the three months ended March 31, 2017 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in the Midwest, Texas and the southeast. Catastrophe losses for the three months ended March 31, 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in the central and southern plains.
Prior accident year development of $4, before tax, was favorable for the three months ended March 31, 2017, compared to unfavorable prior accident year development of $52, before tax, for the three months ended March 31, 2016. Net reserves decreased for the three months ended March 31, 2017 primarily due to decreases in reserves for prior accident year catastrophes. Net reserves increased for for the three months ended March 31, 2016 primarily due to increased reserves in automobile liability for accident years 2014 and 2015 primarily due to higher emerged bodily injury severity and, for the third and fourth accident quarters of 2015, an increase in bodily injury frequency.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
Underwriting Summary	2017	2016	Change
Losses and loss adjustment expenses
Prior accident year development	$1	$1	—%
Total losses and loss adjustment expenses	1	1	—%
Underwriting expenses	5	7	(29%)
Underwriting loss	(6)	(8)	25%
Net investment income [1]	31	32	(3%)
Net realized capital gains (losses) [1]	4	(3)	NM
Other income	2	2	—%
Income before income taxes	31	23	35%
Income tax expense [2]	7	6	17%
Net income	$24	$17	41%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
[2] For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net income for the three months ended March 31, 2017, as compared to the prior year period, increased primarily due to a change to net realized capital gains in the current year period from net realized capital losses in the prior year period.
Asbestos and environmental reserve reviews will

occur in the fourth quarter of the year, beginning in 2017. For information on asbestos and environmental reserves, see MD&A - Critical Accounting Estimates, Property & Casualty Other Operations Claims, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended March 31,
	2017	2016	Change
Premiums and other considerations	$835	$795	5%
Net investment income	95	88	8%
Net realized capital gains (losses) [1]	8	2	NM
Total revenues	938	885	6%
Benefits, losses and loss adjustment expenses	651	618	5%
Amortization of deferred policy acquisition costs	8	8	—%
Insurance operating costs and other expenses	220	194	13%
Total benefits, losses and expenses	879	820	7%
Income before income taxes	59	65	(9)%
Income tax expense [2]	14	15	(7)%
Net income	$45	$50	(10)%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[2]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to the Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended March 31,
	2017	2016	Change
Fully insured – ongoing premiums	$805	$772	4%
Buyout premiums	11	6	83%
Fee income	19	17	12%
Total premiums and other considerations	$835	$795	5%
Fully insured ongoing sales, excluding buyouts	$211	$266	(21)%

Ratios, Excluding Buyouts
	Three Months Ended March 31,
	2017	2016	Change
Group disability loss ratio	82.9%	82.4%	(0.5)
Group life loss ratio	73.1%	73.8%	0.7
Total loss ratio	77.7%	77.6%	(0.1)
Expense ratio	27.7%	25.6%	(2.1)

Margin
	Three Months Ended March 31,
	2017	2016	Change
Net income margin	4.9%	5.7%	(0.8)
Effect of net capital realized gains (losses), net of tax on after-tax margin	0.6%	0.2%	0.4
Core earnings margin	4.3%	5.5%	(1.2)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net income decreased due to state guaranty fund assessments of $13 after-tax related to the liquidation of a life and health insurance company, partially offset by higher net investment income and net realized capital gains.
Insurance operating costs and other expenses increased 13% due primarily to state guaranty fund assessments of $20 before tax related to the liquidation of a life and health insurance company.
Fully Insured Ongoing Premiums
Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Fully insured ongoing premiums increased 4% due to strong group life and group disability persistency and disability pricing increases.
Fully insured ongoing sales, excluding buyouts, were down 21% due to fewer large case sales in the current year.
Ratios
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Total loss ratio increased 0.1 points to 77.7% due to a slightly higher group disability loss ratio, partially offset by a slightly lower group life loss ratio. The group disability loss ratio increased 0.5 points due to an increase in expected long term disability claim severity, partially offset by continued improvements in incidence trends and pricing as well as continued strong long-term disability claim recoveries. The group life loss ratio decreased 0.7 points due to lower incidence.
Expense ratio increased 2.1 points primarily due to state guaranty fund assessments related to the liquidation of a life and health insurance company.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MUTUAL FUNDS
Results of Operations
Operating Summary

	Three Months Ended March 31,
	2017	2016	Change
Fee income and other revenue	$191	$167	14%
Net investment income	1	—	NM
Total revenues	192	167	15%
Amortization of DAC	6	5	20%
Operating costs and other expenses	151	131	15%
Total benefits, losses and expenses	157	136	15%
Income before income taxes	35	31	13%
Income tax expense	12	11	9%
Net income	$23	$20	15%

Daily Average Total Mutual Funds segment AUM	$101,114	$87,192	16%
Return on Assets ("ROA") [1]
Net income	9.2	9.3	(1)%
Core Earnings	9.2	9.3	(1)%
[1] Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Mutual Funds Segment AUM

	Three Months Ended March 31,
	2017	2016	Change
Mutual Fund AUM - beginning of period	$81,298	$74,413	9%
Sales	7,218	4,699	54%
Redemptions	(5,885)	(4,885)	(20)%
Net flows	1,333	(186)	NM
Change in market value and other [1]	4,167	(608)	NM
Mutual Fund AUM - end of period	$86,798	$73,619	18%
Exchange Traded Products AUM [2] [4]	278		NM
Mutual Funds segment AUM before Talcott Resolution	87,076	73,619	18%
Talcott Resolution AUM [3]	16,123	16,795	(4)%
Total Mutual Funds segment AUM	$103,199	$90,414	14%
[1] Other includes AUM from adoption of ten U.S. mutual funds with aggregate AUM of approximately $3.0 billion (as of October 2016) from Schroder Investment Management North America Inc.
[2] Includes AUM of approximately $200 acquired upon acquisition in July 2016 of Lattice Strategies, LLC and subsequent net flows and change in market value.
[3] Talcott Resolution AUM consist of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.
[4] Includes two actively managed fixed income ETP's launched in March 2017.
Mutual Fund AUM by Asset Class

	March 31, 2017	March 31, 2016	Change
Equity	$54,683	$46,455	18%
Fixed Income	13,973	12,389	13%
Multi-Strategy Investments [1]	18,142	14,775	23%
Mutual Fund AUM	$86,798	$73,619	18%
[1] Includes balanced allocation, and alternative investment products.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net income for the three months ended March 31, 2017 increased compared to the prior year period due to higher investment management fees resulting from higher AUM levels, partially offset by higher variable sub-advisory, distribution and service expenses.
Total Mutual Funds segment AUM for the three months ended March 31, 2017 increased to $103.2 billion compared to first quarter 2016 of $90.4 billion due to market appreciation, the addition of Schroders Mutual Funds (in October 2016) and positive net flows, partially offset by the continued run off of Talcott Resolution AUM. Mutual Fund net flows for the three months ended March 31, 2017 totaled $1.3 billion compared with net outflows of $0.2 billion in the prior year period due to strong sales and positive net flows in all asset classes.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

TALCOTT RESOLUTION
Results of Operations

Operating Summary
	Three Months Ended March 31,
	2017	2016	Change
Earned premiums	$35	$28	25%
Fee income and other	223	241	(7%)
Net investment income [1]	318	325	(2%)
Realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	(7)	100%
Other net realized capital gains (losses)	(45)	(105)	57%
Net realized capital gains (losses) [1]	(45)	(112)	60%
Total revenues	531	482	10%
Benefits, losses and loss adjustment expenses	332	354	(6%)
Amortization of DAC	19	30	(37%)
Insurance operating costs and other expenses	106	105	1%
Total benefits, losses and expenses	457	489	(7%)
Income before income taxes	74	(7)	NM
Income tax expense (benefit)	6	(24)	125%
Net income	$68	$17	NM
Assets Under Management (end of period)
Variable annuity account value	$40,948	$42,500	(4%)
Fixed market value adjusted and payout annuities	7,571	8,014	(6%)
Institutional annuity account value	15,177	15,169	—%
Other account value [2]	87,237	86,762	1%
Total account value	$150,933	$152,445	(1%)
Variable Annuity Account Value
Account value, beginning of period	$40,698	$44,245	(8%)
Net outflows	(1,520)	(1,466)	(4%)
Change in market value and other	1,770	(279)	NM
Account value, end of period	$40,948	$42,500	(4%)

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[2]
Other account value included $31.3 billion, $14.8 billion, and $41.1 billion as of March 31, 2017 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Other account value included $31.9 billion, $14.5 billion, and 40.4 billion at March 31, 2016 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Account values associated with the Retirement Plans and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance transactions.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net income increased primarily due to lower net realized capital losses in 2017. Net realized capital losses were down due to a change from net losses to net gains on GMWB derivatives, net gains on sales of investments in first quarter 2017 and lower losses on the modified coinsurance reinsurance contract related to the individual life business reinsured with Prudential, partially offset by higher losses on the variable annuity macro hedge program. Apart from the lower net realized capital losses and a modest increase in unlock benefit, earnings rose due to lower interest credited, partially offset by lower net investment income, lower tax benefits recognized in the current year period and lower fee income due to the continued run off of the variable annuity block. Net investment income decreased due to the run off of the annuity business assets under management, partially offset by higher limited partnership investment income.
Total Account Value
March 31, 2017 compared to March 31, 2016
Account value decreased to approximately $151 billion due to net outflows in variable annuity account value, partially offset by market appreciation.

Variable annuity net outflows were approximately $1.5 billion due to the continued run-off of the business.
Variable Annuity Annualized Full Surrender Rate
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Variable annuity annualized full surrender rate increased to 7.8%. This increase was primarily because as market appreciation has increased account values, contract holders are more likely to surrender since the GMDB and GMWB market level guarantees do not have as much value.
Contract Counts (in thousands)
March 31, 2017 compared to March 31, 2016
Contract counts decreased 9% for annuities, primarily due to the continued run-off of the block.
Income Taxes
The effective tax rates in 2017 and 2016 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to separate account DRD. For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended March 31,
Operating Summary	2017	2016	Change
Fee income [1]	$1	$1	—%
Net investment income	4	11	(64%)
Net realized capital gains (losses)	—	(4)	100%
Total revenues	5	8	(38%)
Insurance operating costs and other expenses [1]	4	6	(33%)
Interest expense	83	86	(3%)
Total benefits, losses and expenses	87	92	(5%)
Loss before income taxes	(82)	(84)	2%
Income tax benefit	(36)	(55)	35%
Net loss	$(46)	$(29)	(59%)

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense included in insurance operating costs and other expenses.

Net Loss
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net loss for the three months ended March 31, 2017 increased from a net loss in the prior year period primarily due to a decrease in income tax benefits. First quarter 2016 included a federal income tax benefit of $25 in the 2016 period related to the reduction of the deferred tax valuation allowance on capital loss carryovers and first quarter 2017 included a $7 federal income tax benefit related to the vesting of stock-based compensation at a fair value per share higher than the grant date fair value per share.

Interest Expense
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Interest expense decreased primarily due to a decrease in outstanding debt due to debt maturities. Since March 31, 2016, $691 of senior notes have matured. For a discussion of income taxes, see Note 11 Income Taxes of Notes to Condensed Consolidated Financial Statements. For a discussion of investment results, see MD&A - Investment Results, Net Investment Income (loss) and Net Realized Capital Gains (losses).

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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
The Company categorizes its main risks as insurance risk, operational risk and financial risk. Insurance risk and financial risk are described in more detail below. Operational risk and specific risk tolerances for natural catastrophes, terrorism risk and pandemic risk are described in the ERM section of the MD&A in The Hartford’s 2016 Form 10-K Annual Report.
Insurance Risk
The Company categorizes its insurance risks across property-

casualty, group benefits and life products. Non-catastrophe insurance risk arises from a number of exposure including to property, liability, mortality, morbidity, disability and longevity. Catastrophe risk primarily arises in the group life, group disability, property, and workers' compensation product lines. The Company establishes risk limits to control potential loss and actively monitors the risk exposures as a percent of statutory surplus. The Company also uses reinsurance to transfer insurance risk to well-established and financially secure reinsurers.
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
Primary Catastrophe Treaty Reinsurance Coverages as of March 31, 2017

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

[3]
The per occurrence limit on the FHCF treaty is $109 for the 6/1/2016 to 6/1/2017 treaty year based on the Company's election to purchase the required coverage from the Florida Hurricane Catastrophe Fund ("FHCF"). Coverage is based on the best available information from FHCF, which was updated in January 2017.

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
Reinsurance for Terrorism- For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by nuclear, biological, chemical or radiological ("NBCR") attacks. As such, the Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Program ("TRIPRA") to the end of 2020.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Property & Casualty Reinsurance Recoverables

	As of March 31, 2017	As of December 31, 2016
Paid loss and loss adjustment expenses	$85	$89
Unpaid loss and loss adjustment expenses	2,445	2,449
Gross reinsurance recoverables [1]	$2,530	$2,538
Less: Allowance for uncollectible reinsurance	(187)	(165)
Net reinsurance recoverables	$2,365	$2,373
[1] As of March 31, 2017 and December 31, 2016, excludes reinsurance recoverables of $210 and $178, respectively, to be transferred to the buyer in connection with the pending sale of the Company's U.K. property and casualty run-off subsidiaries.
Group benefits and life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
Group Benefits and Life Insurance Reinsurance Recoverables

Reinsurance Recoverables	As of March 31, 2017	As of December 31, 2016
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$21,040	$20,938
Gross reinsurance recoverables	$21,040	$20,938
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$21,040	$20,938
[1] No allowance for uncollectible reinsurance is required as of March 31, 2017 and December 31, 2016.
As of March 31, 2017, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $11.2 billion, respectively. As of December 31, 2016, the Company had reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $11.1 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of March 31, 2017, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s Condensed Consolidated Stockholders’ Equity.
For further explanation of the Company's insurance risk management strategy, see MD&A Enterprise Risk Management Insurance RIsk Management in The Hartford's 2016 Form 10-K Annual Report.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company identifies different categories of financial risk, including liquidity, credit, interest rate, equity and foreign currency exchange.
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
The majority of the Company’s credit risk is concentrated in its investment holdings, but it is also present in the Company’s reinsurance and insurance portfolios, including credit risk associated with reinsurance recoverables and premiums receivable.
The Company primarily manages its credit risk by holding a diversified mix of investment grade issuers and counterparties across its investment, reinsurance, and insurance portfolios. Potential losses are also limited within portfolios by diversifying across geographic regions, asset types, and sectors.
Mitigation strategies vary but may include:

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
As of March 31, 2017, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.

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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk.
For the company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero. The maximum combined threshold for a single counterparty across all legal entities that use derivatives and have a threshold greater than zero is $10. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2017, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives and have a threshold greater than zero was $10. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 12 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2017, the Company incurred no losses on derivative instruments due to counterparty default.
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
Credit Risk Assumed Through Credit Derivatives
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers, which are established within sector concentration limits and may be divided into tranches which possess different credit ratings.
For further information on credit derivatives, see Note 7 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
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
The Company has exposure to interest rates arising from its fixed maturity securities, interest sensitive liabilities such as fixed rate annuities and structured settlements and discount rate assumptions associated with the Company’s pension and other post retirement benefit obligations. In addition, certain product liabilities, including those containing GMWB or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Variable Product Guarantee Risks and Risk Management section. Management also evaluates performance of certain Talcott Resolution products based on net investment spread which is, in part, influenced by changes in interest rates.
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
Equity Risk
Equity risk is defined as the risk of financial loss due to changes in the value of global equities or equity indices. The Company has exposure to equity risk from assets under management, embedded derivatives within the Company’s variable annuities and assets that support the Company’s pension plans and other post retirement benefit plans. The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, reinsurance of product liabilities and hedging of changes in equity indices. Equity Risk on the Company’s variable annuity products is mitigated through various hedging programs which are primarily focused on mitigating the economic exposure while considering the potential impacts on statutory and GAAP accounting results. (See the Variable Annuity Hedging Program Section).
Talcott Resolution includes certain guaranteed benefits, primarily associated with variable annuity products, which increase the Company's potential benefit exposure in the periods that equity markets decline and the Company has a dynamic and macro hedging program in place to hedge the exposure.
For the assets that support its pension plans and other post retirement benefit plans. The asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments. In addition, the pension plans have certain concentration limits and investment quality requirements imposed on permissible investment options.
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
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $40.9 billion and $40.7 billion as of March 31, 2017 and December 31, 2016, respectively.
The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date).

Total Variable Annuity Guarantees as of March 31, 2017
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB [4]	$40.9	$3.1	$0.6	17%	22%
GMWB	$18.3	$0.2	$0.1	6%	17%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total Variable Annuity Guarantees as of December 31, 2016
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB [4]	$40.7	$3.3	$0.7	28%	14%
GMWB	$18.3	$0.2	$0.1	7%	13%

[1]
Contracts with a guaranteed living benefit also have a guaranteed death benefit. The NAR for each benefit is shown; however these benefits are not additive. When a contract terminates due to death, any NAR related to GMWB is released. Similarly, when a contract goes into benefit status on a GMWB, the GMDB NAR is reduced to zero.

[2]	Excludes contracts that are fully reinsured.

[3]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.

[4]
Includes contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries. Such contracts had $1.5 billion of account value as of both March 31, 2017 and December 31, 2016.

Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offers both guarantees can only receive the GMDB or GMWB. The GMDB NAR disclosed in the preceding tables is a point in time measurement and assumes that all participants utilize the GMDB on that measurement date.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. For contracts with a GMWB rider, the company expects to incur GMWB payments in the future only if the account value is reduced over time to a specified level through a combination of market performance and periodic withdrawals, at which point the contractholder will receive an annuity equal to the GRB which is generally equal to premiums less withdrawals. For the Company’s “life-time” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements. For additional information on the Company's GMDB liability, see Note 9 - Reserve for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.
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
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments, such as options and futures on equities and interest rates, to provide protection against the statutory tail scenario risk arising from GMWB and GMDB liabilities on the Company’s

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by the dynamic hedging program. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in GAAP liabilities.
Variable Annuity Hedging Program Sensitivities
The underlying guaranteed withdrawal benefit liabilities (excluding the life contingent portion of GMWB contracts) and hedge assets within the GMWB hedge and Macro hedge programs are carried at fair value.
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of March 31, 2017 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis (before tax and DAC) as of March 31, 2017 [1]
	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(4)	$—	$(5)	$248	$101	$(66)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$(3)	$(1)	$(1)	$3	$2	$(1)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(67)	$(13)	$63	$133	$26	$(119)

[1]	These sensitivities are based on the following key market levels as of March 31, 2017: 1) S&P of 2,363; 2) 10yr US swap rate of 2.43%; and 3) S&P 10yr volatility of 25.39%.
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

The Company has foreign currency exchange risk primarily in non-U.S. dollar denominated fixed maturity investments, foreign denominated cash, a yen denominated fixed payout annuity and changes in equity of a P&C run-off entity in the United Kingdom. In addition, the Company’s Talcott Resolution segment formerly issued non-U.S. dollar denominated funding agreement liability contracts.
The open foreign currency exposure of non-U.S. dollar denominated investments will most commonly be reduced through the sale of the assets or through hedges using currency futures/forwards/swaps. In order to manage the currency risk related to any non-U.S. dollar denominated liability contracts, the Company enters into foreign currency swaps or holds non-U.S. dollar denominated investments.
Investment Portfolio Risk
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this section are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities by Credit Quality
	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,089	$7,281	12.9%	$7,474	$7,626	13.6%
AAA	6,770	7,032	12.5%	6,733	6,969	12.5%
AA	9,193	9,634	17.1%	8,764	9,182	16.4%
A	14,078	14,936	26.5%	14,169	14,996	26.8%
BBB	13,433	14,003	24.9%	13,399	13,901	24.8%
BB & below	3,345	3,440	6.1%	3,266	3,329	5.9%
Total fixed maturities, AFS	$53,908	$56,326	100%	$53,805	$56,003	100%
The fair value of securities increased, as compared to December 31, 2016, primarily due to higher valuations as a result of a decline in longer dated interest rates and tighter credit spreads across most sectors. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type
	March 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,896	$13	$(20)	$1,889	3.4%	$2,057	$10	$(30)	$2,037	3.6%
Small business	85	4	(1)	88	0.2%	86	3	(1)	88	0.2%
Other	286	3	(1)	288	0.5%	253	4	—	257	0.5%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations ("CLOs")	1,988	7	(3)	1,992	3.5%	1,597	7	(4)	1,600	2.9%
Commercial real estate ("CREs")	16	35	—	51	0.1%	18	30	—	48	0.1%
Other [1]	239	29	—	268	0.5%	238	30	—	268	0.5%
CMBS
Agency backed [2]	1,639	27	(19)	1,647	2.9%	1,439	24	(20)	1,443	2.6%
Bonds	2,647	60	(28)	2,679	4.8%	2,681	62	(33)	2,710	4.7%
Interest only (“IOs”)	769	15	(11)	773	1.4%	787	11	(15)	783	1.4%
Corporate
Basic industry	1,090	68	(5)	1,153	2.0%	1,071	61	(9)	1,123	2.0%
Capital goods	1,655	105	(13)	1,747	3.1%	1,522	110	(15)	1,617	2.9%
Consumer cyclical	1,437	77	(6)	1,508	2.7%	1,517	78	(10)	1,585	2.8%
Consumer non-cyclical	3,563	202	(36)	3,729	6.5%	3,792	206	(45)	3,953	7.1%
Energy	2,140	151	(14)	2,277	4.0%	2,098	142	(17)	2,223	4.0%
Financial services	4,740	278	(25)	4,993	8.8%	4,806	262	(32)	5,036	9.0%
Tech./comm.	3,512	274	(17)	3,769	6.7%	3,385	265	(20)	3,630	6.5%
Transportation	905	49	(6)	948	1.7%	896	46	(7)	935	1.7%
Utilities	5,018	330	(64)	5,284	9.4%	5,024	326	(65)	5,285	9.3%
Other	311	14	(3)	322	0.6%	269	14	(4)	279	0.5%
Foreign govt./govt. agencies	1,151	48	(12)	1,187	2.1%	1,164	33	(26)	1,171	2.1%
Municipal bonds
Taxable	1,459	111	(18)	1,552	2.8%	1,497	116	(20)	1,593	2.8%
Tax-exempt	9,617	648	(37)	10,228	18.2%	9,328	616	(51)	9,893	17.7%
RMBS
Agency	1,571	37	(7)	1,601	2.8%	2,493	39	(28)	2,504	4.5%
Non-agency	154	2	(1)	155	0.3%	178	3	(1)	180	0.3%
Alt-A	122	4	—	126	0.2%	117	2	—	119	0.2%
Sub-prime	2,019	26	(6)	2,039	3.6%	1,950	22	(8)	1,964	3.5%
U.S. Treasuries	3,879	189	(35)	4,033	7.2%	3,542	182	(45)	3,679	6.6%
Fixed maturities, AFS	53,908	2,806	(388)	56,326	100%	53,805	2,704	(506)	56,003	100%
Equity securities
Financial services	177	20	—	197	17.9%	203	15	(1)	217	19.8%
Other	834	87	(18)	903	82.1%	817	81	(18)	880	80.2%
Equity securities, AFS	1,011	107	(18)	1,100	100%	1,020	96	(19)	1,097	100%
Total AFS securities	$54,919	$2,913	$(406)	$57,426		$54,825	$2,800	$(525)	$57,100
Fixed maturities, FVO				$160					$293
Equity, FVO [3]				$123					$—

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of December 31, 2016.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The fair value of AFS securities increased as compared to December 31, 2016 due to higher valuations as a result of a decrease in long-term interest rates and tighter credit spreads across most sectors. The Company also reduced its allocation to agency RMBS and reinvested proceeds into CLOs and tax-exempt municipal bonds.

Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturities and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

Financial Services by Credit Quality
	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$33	$35	$2	$13	$15	$2
AA	526	548	22	583	602	19
A	2,204	2,346	142	2,219	2,354	135
BBB	1,885	1,966	81	1,856	1,934	78
BB & below	269	295	26	338	348	10
Total [1]	$4,917	$5,190	$273	$5,009	$5,253	$244
[1]Includes equity, AFS securities with an amortized cost and fair value of $177 and $197, respectively as of March 31, 2017 and an amortized cost and fair value of $203 and $217, respectively, as of December 31, 2016 included in the Securities by Type table above.
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

Exposure to CMBS Bonds as of March 31, 2017
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$180	$193	$133	$138	$62	$62	$9	$9	$22	$22	$406	$424
2009	—	—	11	11	—	—	—	—	—	—	11	11
2010	18	19	8	8	—	—	—	—	—	—	26	27
2011	55	59	—	—	15	15	—	—	—	—	70	74
2012	39	40	6	6	21	21	19	18	—	—	85	85
2013	16	16	95	98	102	106	4	4	—	—	217	224
2014	301	308	63	65	72	70	5	5	8	8	449	456
2015	165	165	200	198	208	208	109	110	11	10	693	691
2016	133	131	252	246	121	123	79	81	—	—	585	581
2017	—	—	84	84	—	—	21	22	—	—	105	106
Total	$907	$931	$852	$854	$601	$605	$246	$249	$41	$40	$2,647	$2,679
Credit protection	31.8%		24.2%		16.9%		13.2%		21.7%		24.1%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS Bonds as of December 31, 2016
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$278	$294	$137	$143	$102	$102	$14	$14	$22	$22	$553	$575
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	8	8	—	—	—	—	—	—	26	27
2011	55	59	—	—	13	13	2	2	—	—	70	74
2012	40	41	6	6	30	30	20	18	—	—	96	95
2013	16	17	95	99	110	113	4	4	—	—	225	233
2014	301	309	64	65	72	70	1	1	—	—	438	445
2015	210	210	200	198	207	206	87	87	—	—	704	701
2016	132	130	249	242	113	113	64	64	—	—	558	549
Total	$1,061	$1,090	$759	$761	$647	$647	$192	$190	$22	$22	$2,681	$2,710
Credit protection	33.3%		22.4%		18.0%		16.2%		32.5%		25.3%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $16 and $51, respectively, as of March 31, 2017, and $18 and $48 respectively, as of December 31, 2016. These securities are comprised of pools of commercial mortgage loans or equity positions of other CMBS securitizations.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, but may include participations. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority.

Commercial Mortgage Loans
	March 31, 2017			December 31, 2016
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Whole loans	$5,568	$(19)	$5,549	$5,580	$(19)	$5,561
A-Note participations	136	—	136	136	—	136
Total	$5,704	$(19)	$5,685	$5,716	$(19)	$5,697
[1] Amortized cost represents carrying value prior to valuation allowances, if any.
The Company funded $151 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 62% and a weighted average yield of 4.02% during the three months ended March 31, 2017. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of March 31, 2017, or December 31, 2016.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,793	$1,900	AA	$1,809	$1,907	AA
Pre-refunded [1]	1,650	1,765	AAA	1,590	1,693	AAA
Revenue
Transportation	1,626	1,759	A+	1,591	1,724	A+
Health Care	1,131	1,199	AA-	1,216	1,285	AA-
Water & Sewer	1,058	1,115	AA	1,019	1,066	AA
Education	1,050	1,086	AA	988	1,023	AA
Sales Tax	579	632	AA	574	627	AA
Leasing [2]	786	847	AA-	681	734	AA-
Power	528	558	A+	571	605	A+
Housing	113	120	A+	136	140	A
Other	762	799	AA-	650	682	AA-
Total Revenue	7,633	8,115	AA-	7,426	7,886	AA-
Total Municipal	$11,076	$11,780	AA	$10,825	$11,486	AA

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

As of March 31, 2017 and December 31, 2016, the largest issuer concentrations were the state of California, the Commonwealth of Massachusetts, and the New York Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds.
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

Investments in Limited Partnerships and Other Alternative Investments
	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Hedge funds	$152	6.3%	$155	6.3%
Real estate funds	600	24.8%	629	25.6%
Private equity and other funds	1,280	52.9%	1,291	52.6%
Other alternative investments [1]	386	16.0%	381	15.5%
Total	$2,418	100%	$2,456	100%
[1] Consists of an insurer-owned life insurance policy which is primarily invested in hedge funds and other investments. This amount was previously included in hedge funds.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $406 as of March 31, 2017 and have decreased $119, or 23%, from December 31, 2016, primarily due to a decline in longer term interest rates and tighter credit spreads across most sectors. As of March 31, 2017, $385 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining

$21 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily securities with exposure to commercial real estate and municipal securities which are depressed primarily due to higher rates since the securities were purchased, as well as equity securities depressed due to issuer specific deterioration.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that these securities are temporarily

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

depressed and are expected to recover in value as the securities approach maturity or as market spreads tighten. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.

Unrealized Loss Aging for AFS Securities
	March 31, 2017				December 31, 2016
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	1,120	$4,529	$4,495	$(34)	2,119	$11,299	$11,037	$(262)
Greater than three to six months	1,091	6,177	6,010	(167)	1,109	2,039	1,934	(105)
Greater than six to nine months	580	1,525	1,443	(82)	151	484	456	(28)
Greater than nine to eleven months	119	433	408	(25)	151	452	441	(11)
Twelve months or more	618	2,288	2,190	(98)	657	2,565	2,446	(119)
Total	3,528	$14,952	$14,546	$(406)	4,187	$16,839	$16,314	$(525)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%
	March 31, 2017				December 31, 2016
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	80	$21	$15	$(6)	83	$24	$18	$(6)
Greater than three to six months	33	15	11	(4)	38	13	9	(4)
Greater than six to nine months	23	9	6	(3)	21	14	10	(4)
Greater than nine to eleven months	16	8	6	(2)	11	1	—	(1)
Twelve months or more	57	16	10	(6)	56	19	11	(8)
Total	209	$69	$48	$(21)	209	$71	$48	$(23)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

Other-than-temporary Impairments Recognized in Earnings by Security Type
	For the three months ended March 31,
	2017	2016
CMBS	$1	$1
Corporate	—	19
Equity	—	3
Total	$1	$23
Three months ended March 31, 2017
For the three months ended March 31, 2017, impairments recognized in earnings were comprised of credit impairments of $1. These impairments were primarily related to interest-only CMBS and were identified through security specific review of the expected future cash flows. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Non-credit impairments recognized in other comprehensive income were $2 for the three months ended March 31, 2017.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations.
Three months ended March 31, 2016
For the three months ended March 31, 2016, impairments recognized in earnings were comprised of credit impairments of $18 and intent-to-sell impairments of $2, both of which were primarily concentrated in corporate securities. Also, impairments recognized in earnings included impairments on equity securities of $3 that were in an unrealized loss position and the Company no longer believed the securities would recover in the foreseeable future.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available at the holding company as of March 31, 2017:

•	$1.3 billion in fixed maturities, short-term investments and cash at HFSG Holding Company

•	Borrowings available under a commercial paper program to a maximum of $1 billion. As of March 31, 2017 there was no commercial paper outstanding

•
A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019. No borrowings were outstanding as of March 31, 2017

Expected liquidity requirements for the next twelve months as of March 31, 2017:

•	$320 maturing debt payment due in March of 2018

•	$320 of interest on debt

•	$335 of common stockholders dividends, subject to the discretion of the Board of Directors

Equity repurchase program:

•	Authorization for equity repurchases of up to $1.3 billion for the period October 31, 2016 through December 31, 2017

•	$975 remaining as of March 31, 2017

2017 subsidiary dividend capacity:

•
Dividend capacity of $1.5 billion for property and casualty subsidiaries with $850 net dividends expected in 2017. During the first three months of 2017, property and casualty subsidiaries paid $220 in dividends to the holding company including $20 related to an intercompany note.

•
Dividend capacity of $207 for Hartford Life and Accident Insurance Company ("HLA") with $250 of dividends expected in 2017, subject to regulatory approval. During the first three months of 2017, HLA paid $63 in dividends to the holding company.

•	Dividend capacity of $1 billion for Hartford Life Insurance Company. On January 30, 2017, Hartford Life Insurance Company ("HLIC") paid a dividend of $300.

•
Over the remainder of 2017, HSFG Holding Company anticipates receiving additional net dividends of approximately $650 from its property-casualty insurance subsidiaries, $300 from HLIC, and$187 from HLA, subject to regulatory approval.

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
As of March 31, 2017, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.3 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payments of 6.3% senior notes of $320 at maturity in March 2018 and interest payments on debt of approximately $320 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $335.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of March 31, 2017, there were no amounts outstanding from the HFSG Holding Company.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Debt
On March 15, 2017, the Company repaid its $416, 5.375% senior notes at maturity.
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
The Company expects to use the proceeds of the junior subordinated notes to fund the call of $500 in 8.125% junior subordinated debentures that are due 2068 and that are first callable in June 2018. As such, the proceeds of the $500 of junior subordinated notes issued under the contingent capital facility will be held at the holding company until June of 2018, resulting in an increase in debt to capital ratios during that time.
Upon receipt of the proceeds, the Company entered into a replacement capital covenant (the "RCC"). Under the terms of the RCC, if the Company redeems the notes at any time prior to February 12, 2047 (or such earlier date on which the RCC terminates by its terms) it can only do so with the proceeds from the sale of certain qualifying replacement securities. The RCC also prohibits the Company from redeeming all or any portion of the notes on or prior to February 15, 2022.
In April, 2017, the Company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments into fixed interest payments of approximately 4.39%.
Intercompany Liquidity Agreements
On January 5, 2017, Hartford Fire Insurance Company, a subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $230 to Hartford Accident and Indemnity Company, an indirect wholly-owned subsidiary of the Company, under the intercompany liquidity agreement. The note was issued to fund the liquidity needs associated with the $650 ceded premium paid in January 2017 for the adverse development cover with NICO. The Note was repaid on March 29, 2017. The company has $2.0 billion available under the intercompany liquidity agreement as of March 31, 2017.
Equity
The Company's authorization for equity repurchases is $1.3 billion for the period October 31, 2016 through December 31, 2017 with $975 remaining as of March 31, 2017.
During the three months ended March 31, 2017, the Company repurchased 6.7 million common shares for $325. During the period April 1, 2017 through April 25, 2017, the Company repurchased approximately 1.9 million common shares for $92 under this authorization.
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
For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see the following "Dividends from Insurance Subsidiaries" discussion. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Pension Plans and Other Postretirement Benefits
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
In 2017, The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

approximately $1.5 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. During the first three months of 2017, HFSG Holding Company received approximately $220 in dividends from its property and casualty insurance subsidiaries. Dividends received from its property-casualty subsidiaries included approximately $20 related to principal and interest payments on an intercompany note between Hartford Holdings, Inc. ("HHI") and Hartford Fire Insurance Company, resulting in a net dividend of $200.
In 2017, Hartford Life and Accident Insurance Company ("HLA") is permitted to pay up to a maximum of $207 in dividends without prior approval from the insurance commissioner. During the first three months of 2017, HFSG Holding Company received approximately $63 in dividends from HLA.
In 2017, Hartford Life Insurance Company ("HLIC") is permitted to pay up to a maximum of $1 billion in dividends to HFSG Holding Company without prior approval from the insurance commissioner. However, to meet the liquidity needed to pay dividends up to the HFSG Holding Company, HLIC may require receiving regulatory approval for extraordinary dividends from HLIC's wholly-owned subsidiary, Hartford Life and Annuity Insurance Company. During the first three months of 2017, HLIC paid dividends of $300.
Over the remainder of 2017, HSFG Holding Company anticipates receiving additional net dividends of approximately $650 from its property-casualty insurance subsidiaries, $300 from HLIC, and$187 from HLA, subject to regulatory approval.
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
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the Securities and Exchange Commission ("the SEC") on July 29, 2016 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of March 31, 2017, there was no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of March 31, 2017, no borrowings were outstanding under the Credit Facility. As of March 31, 2017, the Company was in compliance with all financial covenants within the Credit Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2017 was $826. For this $826, the legal entities have posted collateral of $866 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2017, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of March 31, 2017, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require additional $10 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of March 31, 2017, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings was $1.1 billion and $21, respectively. These amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
Insurance Operations
While subject to variability period to period, claim frequency and severity patterns and the level of policy surrenders continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2016 Form 10-K Annual Report.
The principal sources of operating funds are premiums, fees earned from assets under management and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting expenses, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
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

Property & Casualty
As of March 31, 2017
Fixed maturities	$24,804
Short-term investments	1,606
Cash	84
Less: Derivative collateral	101
Total	$26,393
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized capital gains (losses).

Life Operations
Life Operations’ total general account contractholder obligations are supported by $40 billion of cash and total general account invested assets, which included the following significant short-term investment position to meet liquidity needs.

Life Operations
As of March 31, 2017
Fixed maturities	$31,153
Short-term investments	2,236
Cash	253
Less: Derivative collateral	1,148
Total	$32,494
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
HLIC, an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken is dependent on the asset types pledged to secure the advances. The CTDOI will permit HLIC to pledge up to $1.1 billion in qualifying assets to secure FHLBB advances for 2017. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI in order to exceed these limits. As of March 31, 2017, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations
As of March 31, 2017
Total Life contractholder obligations	$167,246
Less: Separate account assets [1]	116,582
General account contractholder obligations	$50,664
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$24,629
U.S. Fixed MVA annuities [3]	5,037
Other [4]	20,998
General account contractholder obligations	$50,664

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-

balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2016 Form 10-K Annual Report.
Capitalization

Capital Structure
	March 31, 2017	December 31, 2016	Change
Short-term debt (includes current maturities of long-term debt)	$320	$416	(23)%
Long-term debt	4,817	4,636	4%
Total debt [1]	5,137	5,052	2%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	17,216	17,240	—%
AOCI, net of tax	(207)	(337)	(39)%
Total stockholders’ equity	$17,009	$16,903	1%
Total capitalization including AOCI	$22,146	$21,955	1%
Debt to stockholders’ equity	30%	30%
Debt to capitalization	23%	23%

[1]	Total debt of the Company excludes $14 and $20 of consumer notes as of March 31, 2017 and December 31, 2016, respectively.
Total capitalization increased $191, or 1%, as of March 31, 2017 compared to December 31, 2016 primarily due to increases in AOCI.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 14 - Changes In and

Reclassifications From Accumulated Other Comprehensive Income, and Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
Cash Flow

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$225	$398
Net cash provided (used) by investing activities	$(1,208)	$194
Net cash provided (used) for financing activities	$436	$(565)
Cash – end of period	$337	$479
Cash provided by operating activities decreased in 2017 as compared to the prior year period primarily due to a $650 premium payment for an asbestos and environmental adverse development cover reinsurance agreement, largely offset by an increase in securities lending payables.
Cash used by investing activities in 2017 primarily relates to net payments for short-term investments of $1,317 and net payments for derivatives of $56. Cash provided by investing activities in 2016 primarily relates to net proceeds from derivatives of $189 and net proceeds from partnerships of $147, partially offset by additions to property and equipment of of $84.
Cash provided for financing activities in 2017 consists primarily of net increase in securities loaned or sold under agreements to repurchase of $1,115. Cash used for financing activities in 2016 consists primarily of acquisitions of treasury stock of $350 and net payments for deposits, transfers and withdrawals for investments and universal life products of $199.
Operating cash flows for the three months ended March 31, 2017 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk Liquidity Risk and Financial Risk on Statutory Capital sections in this MD&A.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Insurance Financial Strength Ratings as of April 25, 2017
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

Statutory Capital

Statutory Capital Roll Forward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries	Life Insurance Subsidiaries	Total
U.S. statutory capital at December 31, 2016	$8,261	$6,022	$14,283
Variable annuity surplus impacts	—	(31)	(31)
Statutory earnings (excluding VA for Life)	346	122	468
Dividends to parent	(221)	(363)	(584)
Other items	(152)	6	(146)
Net change to U.S. statutory capital	(27)	(266)	(293)
U.S. statutory capital at March 31, 2017	$8,234	$5,756	$13,990

Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
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
United States Department of Labor Fiduciary Rule
On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. On April 4, 2017, the DOL extended the applicability date for the final rule from April 10, 2017 to June 9, 2017. Implementation will be phased in, with the regulation in full effect by January 1, 2018. The impact of the new regulation on our mutual fund business is difficult to assess because the regulation is new and is still being studied. While we continue to analyze the regulation, we believe the regulation may impact the compensation paid to the financial intermediaries who sell our mutual funds to their retirement clients and could negatively impact our mutual funds business.
In 2016, several plaintiffs, including insurers and industry groups such as the U.S. Chamber of Commerce and the Securities Industry and Financial Markets Association (SIFMA), filed a lawsuit against the DOL challenging the constitutionality of the fiduciary rule, and the DOL's rulemaking authority. In most cases, the district courts have entered a summary judgment in favor of the DOL. It is unclear whether the plaintiffs will appeal. We continue to monitor potential effects of case law and the regulatory landscape on our mutual funds business.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2016 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Part I - Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Item 1. Legal Proceedings

Item 1. LEGAL PROCEEDINGS
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to The Hartford's asbestos and environmental claims discussed in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. During the course of the litigation, the claims regarding distribution fees were dismissed without prejudice, the lineup of funds as plaintiffs changed several times, and the plaintiffs added as a defendant Hartford Funds Management Company (“HFMC”), an indirect subsidiary of the Company that assumed the role of advisor to the funds as of January 2013.  In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to one fund. In March 2016, the court denied the plaintiff's motion, and granted summary judgment for HIFSCO and HFMC with respect to one fund, leaving six funds as plaintiffs: The Hartford Balanced Fund, The Hartford Capital Appreciation Fund, The Hartford Floating Rate Fund, The Hartford Growth Opportunities Fund, The Hartford Healthcare Fund, and The Hartford Inflation Plus Fund. The court further ruled that the appropriate measure of damages on the surviving claims would be the difference, if any, between the actual advisory fees paid through trial and the fees permitted under the applicable legal standard. A bench trial on the issue of liability was held in November 2016. In February 2017, the court granted judgment for HIFSCO and HFMC as to all claims.  Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit.

Part I - Item 1A. Risk Factors

Item 1A.    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
The Company's authorization for equity repurchases is $1.3 billion for the period commencing October 31, 2016 through December 31, 2017.

Repurchases of Common Stock by the Issuer for the Three Months Ended March 31, 2017
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2017 - January 31, 2017	2,275,500	$48.43	2,275,500	$1,190
February 1, 2017 - February 28, 2017	2,161,100	$48.20	2,161,100	$1,086
March 1, 2017 - March 31, 2017	2,271,954	$48.75	2,271,954	$975
Total	6,708,554	$48.47	6,708,554

[1]
Excludes 674,279 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's Incentive Stock Plan. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting of equity awards. The Company paid approximately $33 million in employee tax withholding obligations related to net share settlements in the three months ended March 31, 2017.

Part II - Item 6. Exhibits

Item 6. EXHIBITS

See Exhibits Index on page	119.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	April 27, 2017	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2017
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