Form 10-Q
period 2017-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2017-07-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 25, 2017, there were outstanding 364,300,109 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2017 and 2016, and statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 27, 2017

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2017	2016	2017	2016
	(Unaudited)
Revenues
Earned premiums	$3,490	$3,444	$6,963	$6,848
Fee income	466	441	921	886
Net investment income	715	735	1,443	1,431
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	(16)	(8)	(19)	(35)
OTTI losses recognized in other comprehensive income (“OCI”)	2	1	4	5
Net OTTI losses recognized in earnings	(14)	(7)	(15)	(30)
Other net realized capital gains (losses)	89	60	70	(72)
Total net realized capital gains (losses)	75	53	55	(102)
Other revenues	23	23	42	43
Total revenues	4,769	4,696	9,424	9,106
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,767	3,142	5,524	5,783
Amortization of deferred policy acquisition costs ("DAC")	368	368	731	742
Insurance operating costs and other expenses	1,692	931	2,657	1,859
Interest expense	81	85	164	171
Total benefits, losses and expenses	4,908	4,526	9,076	8,555
Income before income taxes	(139)	170	348	551
Income tax expense (benefit)	(99)	(46)	10	12
Net income (loss)	$(40)	$216	$338	$539
Net income (loss) per common share
Basic	$(0.11)	$0.55	$0.92	$1.36
Diluted	$(0.11)	$0.54	$0.90	$1.34
Cash dividends declared per common share	$0.23	$0.21	$0.46	$0.42
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
	(Unaudited)
Net income (loss)	$(40)	$216	$338	$539
Other comprehensive income (loss):
Changes in net unrealized gain on securities	342	636	479	1,158
Changes in OTTI losses recognized in other comprehensive income	1	5	—	(3)
Changes in net gain on cash flow hedging instruments	(1)	16	(19)	70
Changes in foreign currency translation adjustments	5	(19)	7	(13)
Changes in pension and other postretirement plan adjustments	354	8	364	17
OCI, net of tax	701	646	831	1,229
Comprehensive income	$661	$862	$1,169	$1,768
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $54,800 and $53,805)	$57,834	$56,003
Fixed maturities, at fair value using the fair value option	146	293
Equity securities, available-for-sale, at fair value (cost of $964 and $1,020)	1,055	1,097
Mortgage loans (net of allowances for loan losses of $1 and $19)	5,796	5,697
Policy loans, at outstanding balance	1,433	1,444
Limited partnerships and other alternative investments	2,445	2,456
Other investments	355	403
Short-term investments	4,716	3,244
Total investments	73,780	70,637
Cash (includes variable interest entity assets, at fair value, of $0 and $5)	362	882
Premiums receivable and agents’ balances, net	3,846	3,731
Reinsurance recoverables, net	23,265	23,311
Deferred policy acquisition costs	1,648	1,711
Deferred income taxes, net	2,868	3,281
Goodwill	567	567
Property and equipment, net	974	991
Other assets	1,807	1,786
Assets held for sale	—	870
Separate account assets	116,746	115,665
Total assets	$225,863	$223,432
Liabilities
Unpaid losses and loss adjustment expenses	$27,839	$27,605
Reserve for future policy benefits	14,156	13,929
Other policyholder funds and benefits payable	30,466	31,176
Unearned premiums	5,573	5,499
Short-term debt	320	416
Long-term debt	4,817	4,636
Other liabilities (includes variable interest entity liabilities of $0 and $5)	8,658	6,992
Liabilities held for sale	—	611
Separate account liabilities	116,746	115,665
Total liabilities	$208,575	$206,529
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 402,923,222 and 402,923,222 shares issued	4	4
Additional paid-in capital	5,195	5,247
Retained earnings	13,282	13,114
Treasury stock, at cost — 40,103,642 and 28,974,069 shares	(1,687)	(1,125)
Accumulated other comprehensive income ("AOCI"), net of tax	494	(337)
Total stockholders’ equity	$17,288	$16,903
Total liabilities and stockholders’ equity	$225,863	$223,432
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Six Months Ended June 30,
(In millions, except for share data)	2017	2016
	(Unaudited)
Common Stock	$4	$5
Additional Paid-in Capital, beginning of period	5,247	8,973
Issuance of shares under incentive and stock compensation plans	(65)	(129)
Stock-based compensation plans expense	56	39
Tax benefit on employee stock options and share-based awards	—	22
Issuance of shares for warrant exercise	(43)	(8)
Additional Paid-in Capital, end of period	5,195	8,897
Retained Earnings, beginning of period	13,114	12,550
Net income	338	539
Dividends declared on common stock	(170)	(166)
Retained Earnings, end of period	13,282	12,923
Treasury Stock, at cost, beginning of period	(1,125)	(3,557)
Treasury stock acquired	(650)	(700)
Issuance of shares under incentive and stock compensation plans	79	130
Net shares acquired related to employee incentive and stock compensation plans	(34)	(47)
Issuance of shares for warrant exercise	43	8
Treasury Stock, at cost, end of period	(1,687)	(4,166)
Accumulated Other Comprehensive Loss, net of tax, beginning of period	(337)	(329)
Total other comprehensive income	831	1,229
Accumulated Other Comprehensive Income, net of tax, end of period	494	900
Total Stockholders’ Equity	$17,288	$18,559
Common Shares Outstanding, beginning of period (in thousands)	373,949	401,821
Treasury stock acquired	(13,299)	(16,222)
Issuance of shares under incentive and stock compensation plans	1,850	3,203
Return of shares under incentive and stock compensation plans to treasury stock	(686)	(1,078)
Issuance of shares for warrant exercise	1,006	192
Common Shares Outstanding, at end of period	362,820	387,916
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2017	2016
Operating Activities	(Unaudited)
Net income	$338	$539
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(55)	102
Amortization of deferred policy acquisition costs	731	742
Additions to deferred policy acquisition costs	(695)	(708)
Depreciation and amortization	191	184
Pension settlement	747	—
Other operating activities, net	291	114
Change in assets and liabilities:
Decrease in reinsurance recoverables	25	62
Increase (decrease) in deferred and accrued income taxes	40	(150)
Increase in unpaid losses and loss adjustment expenses, reserve for future policy benefits, and unearned premiums	443	301
Net change in other assets and other liabilities	(1,162)	(370)
Net cash provided by operating activities	894	816
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	15,847	11,023
Fixed maturities, fair value option	76	85
Equity securities, available-for-sale	512	469
Mortgage loans	351	201
Partnerships	138	460
Payments for the purchase of:
Fixed maturities, available-for-sale	(15,954)	(10,691)
Fixed maturities, fair value option	—	(76)
Equity securities, available-for-sale	(397)	(223)
Mortgage loans	(458)	(234)
Partnerships	(222)	(202)
Net (payments for) proceeds from derivatives	(40)	295
Net increase in policy loans	11	10
Net additions to property and equipment	(92)	(137)
Net payments for short-term investments	(1,453)	(666)
Other investing activities, net	(17)	27
Proceeds from business sold, net of cash transferred	222	—
Net cash provided (used) by investing activities	(1,476)	341
Financing Activities
Deposits and other additions to investment and universal life-type contracts	2,526	2,182
Withdrawals and other deductions from investment and universal life-type contracts	(7,076)	(8,070)
Net transfers from separate accounts related to investment and universal life-type contracts	3,976	5,486
Repayments at maturity or settlement of consumer notes	(11)	(6)
Net increase in securities loaned or sold under agreements to repurchase	1,346	136
Repayment of debt	(416)	—
Proceeds from the issuance of debt	500	—
Net (return) issuance of shares under incentive and stock compensation plans	(22)	10
Treasury stock acquired	(650)	(700)
Dividends paid on common stock	(173)	(170)
Net cash provided (used) for financing activities	—	(1,132)
Foreign exchange rate effect on cash	62	(12)
Net (decrease) increase in cash	(520)	13
Cash – beginning of period	882	448
Cash – end of period	$362	$461
Supplemental Disclosure of Cash Flow Information
Income tax refunds received (paid)	$2	$(130)
Interest paid	$164	$168
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
On May 10, 2017, the Company completed the sale of its United Kingdom ("U.K.") property and casualty run-off subsidiaries. For discussion of this transaction, see Note 2 - Business Disposition of Notes to Condensed Consolidated Financial Statements.
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
The most significant estimates include those used in determining property and casualty and group long-term disability (LTD) insurance product reserves, net of reinsurance; estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; evaluation of goodwill for impairment; valuation of investments and derivative instruments, including evaluation of other-than-temporary impairments on available-for-sale securities; valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In particular, billing installment fees that were previously reflected as an offset to insurance operating costs and other expenses are now classified as revenues.
Adoption of New Accounting Standards
Stock Compensation
On January 1, 2017 the Company adopted new stock compensation guidance issued by the Financial Accounting Standards Board ("FASB") on a prospective basis. The updated guidance requires the excess tax benefit or tax deficiency on vesting or settlement of stock-based awards to be recognized in earnings as an income tax benefit or expense, respectively, instead of as an adjustment to additional paid-in capital. The new guidance also requires the related cash flows to be presented in operating activities instead of in financing activities. The amount of excess tax benefit or tax deficiency realized on vesting or settlement of awards depends upon the difference between the market value of awards at vesting or settlement and the grant date fair value recognized through compensation expense. The excess tax benefit or tax deficiency is a discrete item in the reporting period in which it occurs and is not considered in determining the annual estimated effective tax rate for interim reporting. The excess tax benefit recognized in earnings for the three and six months ended June 30, 2017 was $1 and $8, respectively, and the excess tax benefit recognized in additional paid-in capital for the six months ended June 30, 2016 was $22.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Disposition

Sale of U.K. business
On May 10, 2017, the Company completed the sale of its U.K. property and casualty run-off subsidiaries, Hartford Financial Products International Limited and Downlands Liability Management Limited, in a cash transaction to Catalina Holdings U.K. Limited ("buyer"), for approximately $272, net of transaction costs. The Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. Revenues and earnings are not material to the Company's consolidated results of operations for the three and six months ended June 30, 2017 and 2016.
The sale resulted in an after-tax capital loss from the transaction of $5 in 2016.
Major Classes of Assets and Liabilities Transferred by the Company to the Buyer in Connection with the Sale

	Carrying Value as of
	Closing	December 31, 2016 [2]
Assets
Cash and investments	$669	$657
Reinsurance recoverables and other [1]	268	213
	$937	$870
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$653	$600
Other liabilities	12	11
	$665	$611

[1]	Includes intercompany reinsurance recoverables of $71 settled in cash at closing.

[2]	Classified as assets and liabilities held for sale.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings Per Common Share

Computation of Basic and Diluted Earnings (Loss) per Common Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2017	2016	2017	2016
Earnings
Net income (loss)	$(40)	$216	$338	$539
Shares
Weighted average common shares outstanding, basic	366.0	391.8	368.7	395.2
Dilutive effect of stock compensation plans	—	3.2	4.0	3.6
Dilutive effect of warrants	—	3.6	2.8	3.6
Weighted average common shares outstanding and dilutive potential common shares	366.0	398.6	375.5	402.4
Net income (loss) per common share
Basic	$(0.11)	$0.55	$0.92	$1.36
Diluted	$(0.11)	$0.54	$0.90	$1.34
As a result of the net loss for three months ended June 30, 2017, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of 3.8 million shares for stock compensation plans and 2.5 million shares for warrants would have been antidilutive to the earnings (loss) per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 372.3 million.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information

The Company currently conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category.

The Company's revenues are generated primarily in the United States ("U.S."). Any foreign sourced revenue is immaterial.
Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial Lines [1]	$258	$237	$489	$462
Personal Lines [1]	24	(50)	57	(27)
Property & Casualty Other Operations	20	(154)	44	(137)
Group Benefits	69	55	114	105
Mutual Funds	24	20	47	40
Talcott Resolution	105	104	173	121
Corporate	(540)	4	(586)	(25)
Net income	$(40)	$216	$338	$539

[1]
For the three and six months ended June 30, 2016 there was a segment change which resulted in a movement from Commercial Lines to Personal Lines of $3 and $6, respectively, of net servicing income associated with our participation in the National Flood Insurance Program.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$820	$775	$1,633	$1,534
Liability	152	148	300	291
Package business	326	314	640	622
Automobile	161	154	322	312
Professional liability	60	55	120	108
Bond	58	54	113	107
Property	152	159	299	318
Total Commercial Lines [1]	1,729	1,659	3,427	3,292
Personal Lines
Automobile	660	687	1,322	1,372
Homeowners	281	299	564	598
Total Personal Lines [1] [2]	941	986	1,886	1,970
Group Benefits
Group disability	379	381	760	750
Group life	394	376	793	751
Other	51	51	106	102
Total Group Benefits	824	808	1,659	1,603
Mutual Funds
Mutual Fund	176	147	343	289
Talcott	25	25	49	50
Total Mutual Funds	201	172	392	339
Talcott Resolution	260	259	518	528
Corporate	1	1	2	2
Total earned premiums and fee income	3,956	3,885	7,884	7,734
Net investment income	715	735	1,443	1,431
Net realized capital gains (losses)	75	53	55	(102)
Other revenues	23	23	42	43
Total revenues	$4,769	$4,696	$9,424	$9,106

[1]
Commercial Lines includes installment fees of $9 and $19, respectively, for the three and six months ended June 30, 2017 and $9 and $19, respectively, for the three and six months ended June 30, 2016. Personal Lines includes installment fees of $11 and $22, respectively, for the three and six months ended June 30, 2017 and $10 and $19, respectively, for the three and six months ended June 30, 2016.

[2]
For the three months ended June 30, 2017 and 2016, AARP members accounted for earned premiums of $800 and $817, respectively. For the six months ended June 30, 2017 and 2016, AARP members accounted for earned premiums of $1.6 billion and $1.6 billion, respectively.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,354	$—	$2,258	$96
Collateralized debt obligations ("CDOs")	2,457	—	2,118	339
Commercial mortgage-backed securities ("CMBS")	5,173	—	5,075	98
Corporate	26,044	—	24,908	1,136
Foreign government/government agencies	1,297	—	1,268	29
Bonds of municipalities and political subdivisions ("municipal bonds")	12,284	—	12,198	86
Residential mortgage-backed securities ("RMBS")	4,219	—	2,208	2,011
U.S. Treasuries	4,006	463	3,543	—
Total fixed maturities	57,834	463	53,576	3,795
Fixed maturities, FVO	146	—	146	—
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	1,055	789	168	98
Derivative assets
Credit derivatives	8	—	8	—
Equity derivatives	2	—	1	1
Interest rate derivatives	2	—	2	—
GMWB hedging instruments	45	—	—	45
Macro hedge program	94	—	8	86
Total derivative assets [2]	151	—	19	132
Short-term investments	4,716	1,916	2,800	—
Reinsurance recoverable for GMWB	57	—	—	57
Modified coinsurance reinsurance contracts	58	—	58	—
Separate account assets [3]	112,559	73,019	38,466	192
Total assets accounted for at fair value on a recurring basis	$176,587	$76,198	$95,233	$4,274
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(134)	$—	$—	$(134)
Equity linked notes	(37)	—	—	(37)
Total other policyholder funds and benefits payable	(171)	—	—	(171)
Derivative liabilities
Credit derivatives	(6)	—	(6)	—
Equity derivatives	38	—	37	1
Foreign exchange derivatives	(267)	—	(267)	—
Interest rate derivatives	(488)	—	(462)	(26)
GMWB hedging instruments	40	—	45	(5)
Macro hedge program	74	—	—	74
Total derivative liabilities [4]	(609)	—	(653)	44
Contingent consideration [5]	(27)	—	—	(27)
Total liabilities accounted for at fair value on a recurring basis	$(807)	$—	$(653)	$(154)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

[3]
Approximately $4.2 billion and $4.0 billion of investment sales receivable, as of June 30, 2017, and December 31, 2016, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $882 and $1.0 billion of investments, as of June 30, 2017 and December 31, 2016, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

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

Other inputs for investment grade privately placed securities that utilize internal matrix pricing:
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2017
CMBS [3]	$51	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,816 bps	466 bps	Decrease
Corporate [4]	489	Discounted cash flows	Spread	108 bps	944 bps	303 bps	Decrease
Municipal [3]	70	Discounted cash flows	Spread	166 bps	222 bps	183 bps	Decrease
RMBS [3]	2,002	Discounted cash flows	Spread	40 bps	624 bps	126 bps	Decrease
			Constant prepayment rate	—%	14%	5%	Decrease [5]
			Constant default rate	2%	10%	5%	Decrease
			Loss severity	—%	100%	71%	Decrease
As of December 31, 2016
CMBS [3]	$52	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	10 bps	1,273 bps	366 bps	Decrease
Corporate [4]	510	Discounted cash flows	Spread	122 bps	1,302 bps	359 bps	Decrease
Municipal [3]	101	Discounted cash flows	Spread	135 bps	286 bps	221 bps	Decrease
RMBS [3]	1,963	Discounted cash flows	Spread	16 bps	1,830 bps	192 bps	Decrease
			Constant prepayment rate	—%	20%	4%	Decrease [5]
			Constant default rate	—%	11%	5%	Decrease
			Loss severity	—%	100%	75%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of June 30, 2017
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions [2]	3	Option model	Interest rate volatility	2%	2%	Increase
GMWB hedging instruments
Equity variance swaps	(39)	Option model	Equity volatility	16%	20%	Increase
Equity options	6	Option model	Equity volatility	26%	28%	Increase
Customized swaps	73	Discounted cash flows	Equity volatility	9%	30%	Increase
Macro hedge program [3]
Equity options	171	Option model	Equity volatility	15%	26%	Increase
As of December 31, 2016
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions [2]	8	Option model	Interest rate volatility	2%	2%	Increase
GMWB hedging instruments
Equity variance swaps	(36)	Option model	Equity volatility	20%	23%	Increase
Equity options	17	Option model	Equity volatility	27%	30%	Increase
Customized swaps	100	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program [3]
Equity options	188	Option model	Equity volatility	17%	28%	Increase

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
The tables above exclude the portion of ABS, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the three and six months ended June 30, 2017, no significant adjustments were made by the Company to broker prices received.

Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $692 and $1.3 billion for the three and six months ended June 30, 2017 and $67 and $808 for three and six months ended June 30, 2016, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three and six months ended June 30, 2017 and 2016, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three and six months ended June 30, 2017 and 2016, for the transfers into and out of Level 3.

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
As of June 30, 2017
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
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 43% and 39% were subject to significant liquidation restrictions as of June 30, 2017 and December 31, 2016, respectively. Total limited partnerships that do not allow any form of redemption were 13% and 11% as of June 30, 2017 and December 31, 2016, respectively. Separate account assets classified as Level 3 primarily include subprime RMBS and commercial mortgage loans.
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

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases [8]	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of June 30, 2017
Assets
Fixed Maturities, AFS
ABS	$125	$—	$—	$25	$(1)	$—	$—	$(53)	$96
CDOs	319	—	(5)	300	(207)	—	—	(68)	339
CMBS	117	—	1	19	(3)	—	—	(36)	98
Corporate	1,078	(12)	14	46	(4)	(30)	52	(8)	1,136
Foreign Govt./Govt. Agencies	66	—	—	6	(1)	(2)	—	(40)	29
Municipal	117	4	(1)	—	—	(34)	—	—	86
RMBS	2,048	—	27	50	(114)	—	—	—	2,011
Total Fixed Maturities, AFS	3,870	(8)	36	446	(330)	(66)	52	(205)	3,795
Equity Securities, AFS	99	—	(1)	—	—	—	—	—	98
Freestanding Derivatives, net [5]
Equity	4	(2)	—	—	—	—	—	—	2
Interest rate	(24)	(2)	—	—	—	—	—	—	(26)
GMWB hedging instruments	46	(6)	—	—	—	—	—	—	40
Macro hedge program	159	1	—	—	—	—	—	—	160
Other contracts	—	—	—	—	—	—	—	—	—
Total Freestanding Derivatives, net [5]	185	(9)	—	—	—	—	—	—	176
Reinsurance Recoverable for GMWB	60	(7)	—	—	4	—	—	—	57
Separate Accounts	277	2	—	13	(2)	(34)	7	(71)	192
Total Assets	$4,491	$(22)	$35	$459	$(328)	$(100)	$59	$(276)	$4,318
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(157)	$40	$—	$—	$(17)	$—	$—	$—	$(134)
Equity Linked Notes	(36)	(1)	—	—	—	—	—	—	(37)
Total Other Policyholder Funds and Benefits Payable	(193)	39	—	—	(17)	—	—	—	(171)
Contingent Consideration [7]	(26)	(1)	—	—	—	—	—	—	(27)
Total Liabilities	$(219)	$38	$—	$—	$(17)	$—	$—	$—	$(198)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases [8]	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of June 30, 2017
Assets
Fixed Maturities, AFS
ABS	$82	$—	$—	$70	$(6)	$—	$26	$(76)	$96
CDOs	414	—	(1)	300	(208)	—	—	(166)	339
CMBS	80	(1)	1	75	(6)	—	—	(51)	98
Corporate	1,080	(6)	30	215	(40)	(190)	92	(45)	1,136
Foreign Govt./Govt. Agencies	64	—	3	6	(2)	(2)	—	(40)	29
Municipal	118	4	4	—	—	(40)	—	—	86
RMBS	1,972	—	33	223	(210)	(7)	—	—	2,011
Total Fixed Maturities, AFS	3,810	(3)	70	889	(472)	(239)	118	(378)	3,795
Fixed Maturities, FVO	11	—	—	4	(2)	(13)	—	—	—
Equity Securities, AFS	99	—	(5)	4	—	—	—	—	98
Freestanding Derivatives, net [5]
Equity	—	(3)	—	5	—	—	—	—	2
Interest rate	(21)	(5)	—	—	—	—	—	—	(26)
GMWB hedging instruments	81	(41)	—	—	—	—	—	—	40
Macro hedge program	167	(7)	—	—	—	—	—	—	160
Other contracts	1	(1)	—	—	—	—	—	—	—
Total Freestanding Derivatives, net [5]	228	(57)	—	5	—	—	—	—	176
Reinsurance Recoverable for GMWB	73	(23)	—	—	7	—	—	—	57
Separate Accounts	201	3	2	111	(7)	(42)	10	(86)	192
Total Assets	$4,422	$(80)	$67	$1,013	$(474)	$(294)	$128	$(464)	$4,318
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(241)	$140	$—	$—	$(33)	$—	$—	$—	$(134)
Equity Linked Notes	(33)	(4)	—	—	—	—	—	—	(37)
Total Other Policyholder Funds and Benefits Payable	(274)	136	—	—	(33)	—	—	—	(171)
Contingent Consideration [7]	(25)	(2)	—	—	—	—	—	—	(27)
Total Liabilities	$(299)	$134	$—	$—	$(33)	$—	$—	$—	$(198)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2016
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2016	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases [8]	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of June 30, 2016
Assets
Fixed Maturities, AFS
ABS	$32	$—	$—	$—	$(4)	$—	$13	$—	$41
CDOs	542	(1)	(2)	—	(61)	—	—	—	478
CMBS	134	—	5	10	(9)	(3)	1	(59)	79
Corporate	834	(1)	19	37	(50)	(66)	455	(92)	1,136
Foreign Govt./Govt. Agencies	76	1	4	1	(1)	(9)	—	—	72
Municipal	50	—	4	20	—	—	16	—	90
RMBS	1,886	—	10	97	(101)	—	3	(22)	1,873
Total Fixed Maturities, AFS	3,554	(1)	40	165	(226)	(78)	488	(173)	3,769
Fixed Maturities, FVO	14	1	—	1	(1)	(3)	—	(6)	6
Equity Securities, AFS	92	1	5	2	—	(3)	—	—	97
Freestanding Derivatives, net [5]
Equity	5	(4)	—	—	—	—	—	—	1
Interest rate	(28)	(4)	—	—	—	—	—	—	(32)
GMWB hedging instruments	144	15	—	—	—	—	—	6	165
Macro hedge program	145	(4)	—	—	—	—	—	—	141
Other contracts	5	(1)	—	—	—	—	—	—	4
Total Freestanding Derivatives, net [5]	271	2	—	—	—	—	—	6	279
Reinsurance Recoverable for GMWB	99	3	—	—	4	—	—	—	106
Separate Accounts	154	—	3	22	(3)	(6)	3	(2)	171
Total Assets	$4,184	$6	$48	$190	$(226)	$(90)	$491	$(175)	$4,428
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(361)	$(35)	$—	$—	$(16)	$—	$—	$—	$(412)
Equity Linked Notes	(25)	(3)	—	—	—	—	—	—	(28)
Total Other Policyholder Funds and Benefits Payable	(386)	(38)	—	—	(16)	—	—	—	(440)
Total Liabilities	$(386)	$(38)	$—	$—	$(16)	$—	$—	$—	$(440)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2016
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2016	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases [8]	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of June 30, 2016
Assets
Fixed Maturities, AFS
ABS	$37	$—	$—	$—	$(7)	$—	$18	$(7)	$41
CDOs	541	(1)	(2)	—	(60)	—	—	—	478
CMBS	150	(1)	(3)	50	(18)	(3)	1	(97)	79
Corporate	854	(14)	12	67	(55)	(91)	513	(150)	1,136
Foreign Govt./Govt. Agencies	60	1	9	15	(2)	(11)	—	—	72
Municipal	49	—	5	20	—	—	16	—	90
RMBS	1,622	—	(4)	430	(158)	—	5	(22)	1,873
Total Fixed Maturities, AFS	3,313	(15)	17	582	(300)	(105)	553	(276)	3,769
Fixed Maturities, FVO	16	(1)	—	6	(2)	(3)	—	(10)	6
Equity Securities, AFS	93	—	7	2	—	(5)	—	—	97
Freestanding Derivatives, net [5]
Equity	—	(15)	—	16	—	—	—	—	1
Interest rate	(22)	(10)	—	—	—	—	—	—	(32)
GMWB hedging instruments	135	24	—	—	—	—	—	6	165
Macro hedge program	147	(4)	—	—	(2)	—	—	—	141
Other contracts	7	(3)	—	—	—	—	—	—	4
Total Freestanding Derivatives, net [5]	267	(8)	—	16	(2)	—	—	6	279
Reinsurance Recoverable for GMWB	83	16	—	—	7	—	—	—	106
Separate Accounts	139	—	7	61	(9)	(16)	6	(17)	171
Total Assets	$3,911	$(8)	$31	$667	$(306)	$(129)	$559	$(297)	$4,428
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(262)	$(117)	$—	$—	$(33)	$—	$—	$—	$(412)
Equity Linked Notes	(26)	(2)	—	—	—	—	—	—	(28)
Total Other Policyholder Funds and Benefits Payable	(288)	(119)	—	—	(33)	—	—	—	(440)
Total Liabilities	$(288)	$(119)	$—	$—	$(33)	$—	$—	$—	$(440)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three months ended June 30,		Six months ended June 30,
	2017 [1] [2]	2016 [1] [2]	2017 [1] [2]	2016 [1] [2]
Assets
Fixed Maturities, AFS
CMBS	$—	$—	$(1)	$(1)
Corporate	(12)	(1)	(12)	(1)
Total Fixed Maturities, AFS	(12)	(1)	(13)	(2)
Fixed Maturities, FVO	—	—	—	(1)
Freestanding Derivatives, net
Equity	(2)	(4)	(2)	(15)
Interest rate	(2)	(4)	(2)	(10)
GMWB hedging instruments	(6)	15	(42)	24
Macro hedge program	2	(4)	(6)	(4)
Other Contracts	—	(1)	—	(3)
Total Freestanding Derivatives, net	(8)	2	(52)	(8)
Reinsurance Recoverable for GMWB	(7)	3	(23)	16
Separate Accounts	—	—	1	—
Total Assets	$(27)	$4	$(87)	$5
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$40	$(35)	$140	$(117)
Equity Linked Notes	(1)	(3)	(4)	(2)
Total Other Policyholder Funds and Benefits Payable	39	(38)	136	(119)
Contingent Consideration [3]	(1)	—	(2)	—
Total Liabilities	$38	$(38)	$134	$(119)

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
The Company also previously elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedged the risk associated with the investments. The swaps did not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps were recorded in net realized capital gains and losses. These equity securities were classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. Income earned from FVO securities was recorded in net investment income and changes in fair value were recorded in net realized capital gains and losses. The Company did not hold any of these equity securities as of June 30, 2017 or December 31, 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Changes in Fair Value of Assets using Fair Value Option
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Assets
Fixed maturities, FVO
Corporate	$—	$—	$(1)	$—
Foreign government	—	—	—	(1)
RMBS	—	4	1	5
Total fixed maturities, FVO	$—	$4	$—	$4
Equity, FVO	3	—	2	(34)
Total realized capital gains (losses)	$3	$4	$2	$(30)

Fair Value of Assets and Liabilities using the Fair Value Option
	June 30, 2017	December 31, 2016
Assets
Fixed maturities, FVO
ABS	$—	$7
CDOs	—	3
CMBS	—	8
Corporate	—	40
U.S government	—	7
RMBS	146	228
Total fixed maturities, FVO	$146	$293

Financial Assets and Liabilities Not Carried at Fair Value
	Fair Value Hierarchy Level	Carrying Amount	Fair Value
June 30, 2017
Assets
Policy loans	Level 3	$1,433	$1,433
Mortgage loans	Level 3	5,796	5,871
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,403	$6,603
Senior notes [2]	Level 2	3,555	4,200
Junior subordinated debentures [2]	Level 2	1,582	1,756
Consumer notes [3] [4]	Level 3	10	10
Assumed investment contracts [3]	Level 3	514	541
December 31, 2016
Assets
Policy loans	Level 3	$1,444	$1,444
Mortgage loans	Level 3	5,697	5,721
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,714	$6,906
Senior notes [2]	Level 2	3,969	4,487
Junior subordinated debentures [2]	Level 2	1,083	1,246
Consumer notes [3] [4]	Level 3	20	20
Assumed investment contracts [3]	Level 3	487	526

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in preceding disclosures.

[4]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments

Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2017	2016	2017	2016
Gross gains on sales	$140	$124	$252	$214
Gross losses on sales	(31)	(25)	(106)	(133)
Net OTTI losses recognized in earnings	(14)	(7)	(15)	(30)
Valuation allowances on mortgage loans	2	—	2	—
Results of variable annuity hedge program
GMWB derivatives, net	20	3	38	(14)
Macro hedge program	(38)	(20)	(124)	(34)
Total results of variable annuity hedge program	(18)	(17)	(86)	(48)
Transactional foreign currency revaluation	13	(87)	—	(131)
Non-qualifying foreign currency derivatives	(17)	82	(6)	121
Other, net [1]	—	(17)	14	(95)
Net realized capital gains (losses)	$75	$53	$55	$(102)

[1]
Includes non-qualifying derivatives, excluding variable annuity hedge program and foreign currency derivatives, of $(5) and $(23), respectively for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, the non-qualifying derivatives, excluding variable annuity hedge program and foreign currency derivatives were $5 and $(60), respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (and losses) on sales and impairments previously reported as unrealized gains (or losses) in AOCI were $95 and $131 for the three and six months ended June 30, 2017, and $92 and $51 for the three and six months ended June 30, 2016. Proceeds from sales of AFS securities totaled $6.3 billion and $13.0 billion for the three and six months ended June 30, 2017, and $4.1 billion and $9.0 billion for the three and six months ended June 30, 2016.
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
The Company’s best estimate of expected future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions regarding the future performance. The Company's considerations include, but are not limited to, (a) changes in the financial condition of the issuer and the underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) credit ratings, (d) payment structure of the security and (e) the extent to which the fair value has been less than the amortized cost of the security.
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
The Company will also record an OTTI for equity securities where the decline in the fair value is deemed to be other-than-temporary. A corresponding charge is recorded in net realized capital losses equal to the difference between the fair value and cost basis of the security. The previous cost basis less the impairment becomes the new cost basis. The Company’s evaluation and assumptions used to determine an equity OTTI include, but are not limited to, (a) the length of time and extent to which the fair value has been less than the cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on preferred stock dividends and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. For the remaining equity securities which are determined to be temporarily impaired, the Company asserts its intent and ability to retain those equity securities until the price recovers.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Impairments in Earnings by Type
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Credit impairments	$13	$5	$14	$23
Intent-to-sell impairments	—	1	—	3
Impairments on equity securities	1	1	1	4
Total impairments	$14	$7	$15	$30

Cumulative Credit Impairments
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2017	2016	2017	2016
Balance as of beginning of period	$(260)	$(336)	$(280)	$(324)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	(4)	(1)	(21)
Securities previously impaired	(13)	(1)	(13)	(2)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	29	35	41	36
Securities due to an increase in expected cash flows	8	13	17	18
Balance as of end of period	$(236)	$(293)	$(236)	$(293)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Available-for-Sale Securities

AFS Securities by Type
	June 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,350	$21	$(17)	$2,354	$—	$2,396	$17	$(31)	$2,382	$—
CDOs	2,427	33	(3)	2,457	—	1,853	67	(4)	1,916	—
CMBS	5,085	127	(39)	5,173	(7)	4,907	97	(68)	4,936	(6)
Corporate	24,307	1,842	(105)	26,044	—	24,380	1,510	(224)	25,666	—
Foreign govt./govt. agencies	1,249	56	(8)	1,297	—	1,164	33	(26)	1,171	—
Municipal	11,461	852	(29)	12,284	—	10,825	732	(71)	11,486	—
RMBS	4,131	95	(7)	4,219	—	4,738	66	(37)	4,767	—
U.S. Treasuries	3,790	235	(19)	4,006	—	3,542	182	(45)	3,679	—
Total fixed maturities, AFS	$54,800	$3,261	$(227)	$57,834	$(7)	$53,805	$2,704	$(506)	$56,003	$(6)
Equity securities, AFS	964	111	(20)	1,055	—	1,020	96	(19)	1,097	—
Total AFS securities	$55,764	$3,372	$(247)	$58,889	$(7)	$54,825	$2,800	$(525)	$57,100	$(6)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2017, and December 31, 2016.

Fixed maturities, AFS, by Contractual Maturity Year
	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,113	$2,132	$1,896	$1,912
Over one year through five years	8,954	9,224	9,015	9,289
Over five years through ten years	9,282	9,627	9,038	9,245
Over ten years	20,458	22,648	19,962	21,556
Subtotal	40,807	43,631	39,911	42,002
Mortgage-backed and asset-backed securities	13,993	14,203	13,894	14,001
Total fixed maturities, AFS	$54,800	$57,834	$53,805	$56,003
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of June 30, 2017 and December 31, 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of June 30, 2017
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$637	$636	$(1)	$229	$213	$(16)	$866	$849	$(17)
CDOs	1,432	1,430	(2)	184	183	(1)	1,616	1,613	(3)
CMBS	1,438	1,412	(26)	157	144	(13)	1,595	1,556	(39)
Corporate	3,442	3,381	(61)	1,085	1,041	(44)	4,527	4,422	(105)
Foreign govt./govt. agencies	270	266	(4)	53	49	(4)	323	315	(8)
Municipal	960	932	(28)	8	7	(1)	968	939	(29)
RMBS	635	630	(5)	156	154	(2)	791	784	(7)
U.S. Treasuries	1,744	1,725	(19)	—	—	—	1,744	1,725	(19)
Total fixed maturities, AFS	$10,558	$10,412	$(146)	$1,872	$1,791	$(81)	$12,430	$12,203	$(227)
Equity securities, AFS	190	173	(17)	25	22	(3)	215	195	(20)
Total securities in an unrealized loss position	$10,748	$10,585	$(163)	$1,897	$1,813	$(84)	$12,645	$12,398	$(247)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2016
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$582	$579	$(3)	$368	$340	$(28)	$950	$919	$(31)
CDOs	641	640	(1)	370	367	(3)	1,011	1,007	(4)
CMBS	2,076	2,027	(49)	293	274	(19)	2,369	2,301	(68)
Corporate	5,418	5,248	(170)	835	781	(54)	6,253	6,029	(224)
Foreign govt./govt. agencies	573	550	(23)	27	24	(3)	600	574	(26)
Municipal	1,567	1,498	(69)	43	41	(2)	1,610	1,539	(71)
RMBS	1,655	1,624	(31)	591	585	(6)	2,246	2,209	(37)
U.S. Treasuries	1,432	1,387	(45)	—	—	—	1,432	1,387	(45)
Total fixed maturities, AFS	$13,944	$13,553	$(391)	$2,527	$2,412	$(115)	$16,471	$15,965	$(506)
Equity securities, AFS	330	315	(15)	38	34	(4)	368	349	(19)
Total securities in an unrealized loss position	$14,274	$13,868	$(406)	$2,565	$2,446	$(119)	$16,839	$16,314	$(525)
As of June 30, 2017, AFS securities in an unrealized loss position consisted of 2,788 securities, primarily in the corporate sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of June 30, 2017, 94% of these securities were depressed less than 20% of amortized cost. The decrease in unrealized losses during the first half of 2017 was primarily attributable to tighter credit spreads and a decrease in long-term interest rates.
Most of the securities depressed for twelve months or more relate to corporate securities primarily in the energy-related and financial services sectors, student loan ABS and structured securities with exposure to commercial real estate. Corporate financial services securities and student loan ABS were primarily depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. Corporate securities within the energy sector are in an unrealized loss position primarily due to a lower level of oil prices. For certain commercial real estate securities, current spreads are wider than market spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.

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
As of June 30, 2017, commercial mortgage loans had an amortized cost of $5.8 billion, with a valuation allowance of $1 and a carrying value of $5.8 billion. As of December 31, 2016, commercial mortgage loans had an amortized cost of $5.7 billion, with a valuation allowance of $19 and a carrying value of $5.7 billion.
As of June 30, 2017 and December 31, 2016, the carrying value of mortgage loans that had a valuation allowance was $29 and $31, respectively. There were no mortgage loans held-for-sale as of June 30, 2017 or December 31, 2016. As of June 30, 2017, the Company had an immaterial amount of mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

Valuation Allowance Activity
	2017	2016
Balance, as of January 1	$(19)	$(23)
(Additions)/Reversals	(1)	—
Deductions	19	4
Balance, as of June 30	$(1)	$(19)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 50% as of June 30, 2017, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of June 30, 2017, the Company held zero delinquent commercial mortgage loans past due by 90 days or more. As of December 31, 2016, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income. Following the conclusion of the loan's foreclosure process, the property transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment during 2017.

Commercial Mortgage Loans Credit Quality
	June 30, 2017		December 31, 2016
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$5	1.36x	$20	0.59x
65% - 80%	416	2.23x	568	2.17x
Less than 65%	5,375	2.73x	5,109	2.78x
Total commercial mortgage loans	$5,796	2.69x	$5,697	2.70x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Mortgage Loans by Region
	June 30, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$293	5.1%	$293	5.1%
East South Central	14	0.2%	14	0.2%
Middle Atlantic	544	9.4%	534	9.4%
Mountain	76	1.3%	61	1.1%
New England	388	6.7%	345	6.1%
Pacific	1,671	28.8%	1,609	28.3%
South Atlantic	1,265	21.8%	1,198	21.0%
West North Central	40	0.7%	40	0.7%
West South Central	347	6.0%	338	5.9%
Other [1]	1,158	20.0%	1,265	22.2%
Total mortgage loans	$5,796	100.0%	$5,697	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$4	0.1%	$16	0.3%
Industrial	1,439	24.8%	1,468	25.7%
Lodging	25	0.4%	25	0.4%
Multifamily	1,504	25.9%	1,365	24.0%
Office	1,389	24.0%	1,361	23.9%
Retail	1,000	17.3%	1,036	18.2%
Other	435	7.5%	426	7.5%
Total mortgage loans	$5,796	100.0%	$5,697	100.0%
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of June 30, 2017, under this program, the Company serviced commercial mortgage loans with a total outstanding principal of $1.1 billion, of which $310 was serviced on behalf of third parties and $783 was retained and reported on the Company’s Condensed Consolidated Balance Sheets, including $141 in separate account assets. As of December 31, 2016, the Company serviced commercial mortgage loans with a total outstanding principal balance of $901, of which $251 was serviced on behalf of third parties and $650 was retained and reported as assets on the Company’s Condensed Consolidated Balance Sheets, including $124 in separate account assets. Servicing rights are carried at the lower of cost or fair value and were zero as of June 30, 2017 and December 31, 2016, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of June 30, 2017, the Company did not hold any securities for which it is the primary beneficiary. As of December 31, 2016, the Company held one CDO for which it was the primary beneficiary. The CDO represented a structured investment vehicle for which the Company had a controlling financial interest. As of December 31, 2016 the Company held total CDO assets of $5 included in cash with an associated liability of $5 included in other liabilities on the Company's Condensed Consolidated Balance Sheets. The Company did not have any additional exposure to loss associated with this investment.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2017 and December 31, 2016 was limited to the total carrying value of $1.7 billion which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, the Company has outstanding commitments totaling $1.1 billion and $1.2 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

included in the Company’s 2016 Form 10-K Annual Report.
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
As of December 31, 2016, the Company held a significant variable interest in a VIE for which it is not the primary beneficiary. This VIE represented a facility that was held by the Company since February 2007. Assets and liabilities recorded for the contingent capital facility were $1 and $3, respectively, as of December 31, 2016, as well as a maximum exposure to loss of $3. The Company did not have a controlling financial interest and as such, did not consolidate its variable interest in the facility. In February, the Company exercised its put option under the facility to issue debt and the Company no longer holds an interest in the facility. For further information on the facility, see Note 10 - Debt of Notes to Condensed Consolidated Financial Statements.
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
Repurchase Agreements
From time to time, the Company enters into repurchase agreements to manage liquidity or to earn incremental income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. These transactions generally have a contractual maturity of ninety days or less. Repurchase agreements include master netting provisions that provide both counterparties the right to offset claims and apply securities held by them with respect to their obligations in the event of a default. Although the Company has the contractual right to offset claims, the Company's current positions do not meet the specific conditions for net presentation.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Securities Lending and Repurchase Agreements
	June 30, 2017	December 31, 2016
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$1,512	$488
Gross amount of associated liability for collateral received [1]	1,549	500

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	517	241
Gross amount of collateral pledged related to repurchase agreements [2]	527	248
Gross amount of recognized receivables for reverse repurchase agreements [3]	37	—

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $28 and $39 million which are excluded from the Company's Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.

[3]	Collateral received is included within short term investments in the Company's Condensed Consolidated Balance Sheets.

Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of June 30, 2017 and December 31, 2016, the fair value of securities on deposit was $2.6 billion and $2.5 billion, respectively.
As of June 30, 2017 and December 31, 2016, the Company has pledged collateral of $103 and $102, respectively, of U.S. government securities and government agency securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
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
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. During the second quarter of 2017, the Company entered into interest rate swaps to convert the variable interest payments on junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 10 - Debt of Notes to the Condensed Consolidated Financial Statements.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2017 and December 31, 2016, the notional amount of interest rate swaps in offsetting relationships was $10.2 billion and $10.6 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. The Company previously entered into foreign currency forwards to hedge currency impacts on changes in equity of the U.K. property and casualty run-off subsidiaries that were sold in May 2017. For further information on the disposition, see Note 2 - Business Acquisitions and Dispositions of Notes to Consolidated Financial Statements. The Company also previously entered into foreign currency forwards to hedge non-U.S. dollar denominated cash and equity securities.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Equity Index Swaps and Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. The Company previously entered into total return swaps to hedge equity risk of specific common stock investments which are accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). In addition, the Company formerly offered certain equity indexed products that remain in force, a portion of which contain embedded derivatives that require changes in value to be bifurcated from the host contract. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

GMWB Hedging Instruments
	Notional Amount		Fair Value
	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016
Customized swaps	$5,102	$5,191	$74	$100
Equity swaps, options, and futures	1,383	1,362	(35)	(27)
Interest rate swaps and futures	2,999	3,703	46	21
Total	$9,484	$10,256	$85	$94
Macro Hedge Program
The Company utilizes equity swaps, options, and forwards to provide partial protection against the statutory tail scenario risk arising from GMWB and guaranteed minimum death benefit ("GMDB") liabilities on the Company's statutory surplus. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program.

Contingent Capital Facility Put Option
The Company previously entered into a put option agreement that provided the Company the right to require a third-party trust to purchase, at any time, The Hartford’s junior subordinated notes in a maximum aggregate principal amount of $500. On February 8, 2017, The Hartford exercised the put option resulting in the issuance of $500 in junior subordinated notes with proceeds received on February 15, 2017. Under the put option agreement, The Hartford had been paying premiums on a periodic basis and had agreed to reimburse the trust for certain fees and ordinary expenses. For further information on the put option agreement, see the Contingent Capital Facility section within Note 13 - Debt of Notes to Consolidated Financial Statements, included in The Hartford's 2016 Form 10-K Annual Report.
Modified Coinsurance Reinsurance Contracts
As of June 30, 2017, and December 31, 2016, the Company had $889 and $875, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.
Derivative Balance Sheet Classification
For reporting purposes, the Company has elected to offset within assets or liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset within assets or liabilities OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements was $780 and $963 as of June 30, 2017, and December 31, 2016, respectively. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value

Measurements of Notes to the Condensed Consolidated Financial Statements.

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016
Cash flow hedges
Interest rate swaps	$3,873	$3,440	$(1)	$(79)	$82	$11	$(83)	$(90)
Foreign currency swaps	299	239	(15)	(15)	7	11	(22)	(26)
Total cash flow hedges	4,172	3,679	(16)	(94)	89	22	(105)	(116)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, and futures	10,882	11,743	(485)	(890)	643	264	(1,128)	(1,154)
Foreign exchange contracts
Foreign currency swaps and forwards	165	1,064	—	68	—	70	—	(2)
Fixed payout annuity hedge	804	804	(252)	(263)	—	—	(252)	(263)
Credit contracts
Credit derivatives that purchase credit protection	115	209	(3)	(4)	—	—	(3)	(4)
Credit derivatives that assume credit risk [1]	1,654	1,309	2	10	29	15	(27)	(5)
Credit derivatives in offsetting positions	1,934	3,317	3	(1)	29	39	(26)	(40)
Equity contracts
Equity index swaps and options	321	105	3	—	40	33	(37)	(33)
Variable annuity hedge program
GMWB product derivatives [2]	12,178	13,114	(134)	(241)	—	—	(134)	(241)
GMWB reinsurance contracts	2,527	2,709	57	73	57	73	—	—
GMWB hedging instruments	9,484	10,256	85	94	150	190	(65)	(96)
Macro hedge program	6,885	6,532	168	178	182	201	(14)	(23)
Other
Contingent capital facility put option	—	500	—	1	—	1	—	—
Modified coinsurance reinsurance contracts	889	875	58	68	58	68	—	—
Total non-qualifying strategies	47,838	52,537	(498)	(907)	1,188	954	(1,686)	(1,861)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$52,010	$56,216	$(514)	$(1,001)	$1,277	$976	$(1,791)	$(1,977)
Balance Sheet Location
Fixed maturities, available-for-sale	$155	$322	$—	$1	$—	$1	$—	$—
Other investments	7,534	23,620	151	(180)	171	377	(20)	(557)
Other liabilities	28,677	15,526	(609)	(689)	991	457	(1,600)	(1,146)
Reinsurance recoverables	3,416	3,584	115	141	115	141	—	—
Other policyholder funds and benefits payable	12,228	13,164	(171)	(274)	—	—	(171)	(274)
Total derivatives	$52,010	$56,216	$(514)	$(1,001)	$1,277	$976	$(1,791)	$(1,977)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.
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

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of June 30, 2017
Other investments	$1,162	$1,085	$151	$(74)	$41	$36
Other liabilities	$(1,620)	$(781)	$(609)	$(230)	$(827)	$(12)
As of December 31, 2016
Other investments	$834	$670	$(180)	$344	$103	$61
Other liabilities	$(1,703)	$(884)	$(689)	$(130)	$(763)	$(56)

[1]	Included in other investments in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest rate swaps	$21	$40	$14	$146
Foreign currency swaps	(1)	—	—	1
Total	$20	$40	$14	$147
	Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30, 2017
	2017	2016	2017	2016
Interest rate swaps
Net realized capital gain/(loss)	$—	$2	$4	$7
Net investment income	16	15	32	30
Foreign currency swaps
Net realized capital gain/(loss)	5	(2)	6	2
Total	$21	$15	$42	$39
During the three and six months ended June 30, 2017, and June 30, 2016, the Company had no ineffectiveness recognized in income within net realized capital gains (losses).
As of June 30, 2017, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $39. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is less than one year.
During the three and six months ended June 30, 2017, and June 30, 2016, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For the three and six months ended June 30, 2017, the Company did not hold any fair value hedges. For the three and six months ended June 30, 2016, the Company recognized in income immaterial gains and (losses) for the ineffective portion of fair value hedges related to the derivative instrument and the hedged item.
Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Variable annuity hedge program
GMWB product derivatives	$39	$(30)	$140	$(109)
GMWB reinsurance contracts	(6)	1	(24)	13
GMWB hedging instruments	(13)	32	(78)	82
Macro hedge program	(38)	(20)	(124)	(34)
Total variable annuity hedge program	(18)	(17)	(86)	(48)
Foreign exchange contracts
Foreign currency swaps and forwards	(7)	22	(17)	25
Fixed payout annuity hedge	(10)	60	11	96
Total foreign exchange contracts	(17)	82	(6)	121
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	(1)	4	6	(20)
Credit contracts
Credit derivatives that purchase credit protection	41	(2)	30	(7)
Credit derivatives that assume credit risk	(33)	6	(16)	4
Equity contracts
Equity index swaps and options	(4)	(5)	(4)	13
Other
Contingent capital facility put option	—	(1)	(1)	(3)
Modified coinsurance reinsurance contracts	(8)	(25)	(10)	(47)
Total other non-qualifying derivatives	(5)	(23)	5	(60)
Total [1]	$(40)	$42	$(87)	$13

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Credit Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of June 30, 2017
Single name credit default swaps
Investment grade risk exposure	$204	$4	5 years	Corporate Credit/ Foreign Gov.	A-	$15	$—
Below investment grade risk exposure	52	—	1 year	Corporate Credit	B-	52	—
Basket credit default swaps [4]
Investment grade risk exposure	2,054	5	4 years	Corporate Credit	BBB+	719	(5)
Below investment grade risk exposure	50	4	4 years	Corporate Credit	B+	50	—
Investment grade risk exposure	174	(3)	5 years	CMBS Credit	AA-	44	1
Below investment grade risk exposure	87	(16)	Less than 1 year	CMBS Credit	CCC	87	15
Total [5]	$2,621	$(6)				$967	$11
As of December 31, 2016
Single name credit default swaps
Investment grade risk exposure	$169	$—	4 years	Corporate Credit/ Foreign Gov.	A-	$50	$—
Below investment grade risk exposure	77	—	1 year	Corporate Credit	B+	77	—
Basket credit default swaps [4]
Investment grade risk exposure	2,065	22	3 years	Corporate Credit	BBB+	1,204	(10)
Below investment grade risk exposure	50	3	4 years	Corporate Credit	B	50	(3)
Investment grade risk exposure	297	(5)	4 years	CMBS Credit	AA	167	1
Below investment grade risk exposure	110	(26)	1 year	CMBS Credit	CCC	111	26
Embedded credit derivatives
Investment grade risk exposure	200	201	Less than 1 year	Corporate Credit	A+	—	—
Total [5]	$2,968	$195				$1,659	$14

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

[4]
Includes $2.4 billion and $2.5 billion as of June 30, 2017, and December 31, 2016, respectively, of notional amount on swaps of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2017, and December 31, 2016, the Company pledged cash collateral associated with derivative instruments with a fair value of $19 and $623, respectively, for which the collateral receivable has been primarily included within other investments on the Company's Condensed Consolidated Balance Sheets. As of

June 30, 2017, and December 31, 2016, the Company also pledged securities collateral associated with derivative instruments with a fair value of $893 and $1.1 billion, respectively, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of June 30, 2017, and December 31, 2016, the Company accepted cash collateral associated with derivative instruments of $424 and $387, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

amounts recorded in other liabilities. The Company also accepted securities collateral as of June 30, 2017, and December 31, 2016, with a fair value of $46 and $109, respectively, of which the Company has the ability to sell or repledge $18 and $81, respectively. As of June 30, 2017, and December 31, 2016, the Company had no repledged securities and did not sell any securities. In addition, as of June 30, 2017, and December 31, 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Reserve for Unpaid Losses and Loss Adjustment Expenses

Property and Casualty Insurance Products
Roll-forward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2017	2016
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$21,833	$21,825
Reinsurance and other recoverables	2,776	2,882
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,057	18,943
Provision for unpaid losses and loss adjustment expenses
Current accident year	3,563	3,447
Prior accident year development	2	384
Total provision for unpaid losses and loss adjustment expenses	3,565	3,831
Less: payments
Current accident year	1,009	1,066
Prior accident years	2,292	2,550
Total payments	3,301	3,616
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,321	19,158
Reinsurance and other recoverables [1]	2,809	2,746
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$22,130	$21,904

[1]	Includes reinsurance recoverables of $2,350 and $2,461 for the six months ended June 30, 2017 and 2016, respectively.
(Favorable) Unfavorable Prior Accident Year Development

	For the six months ended June 30,
	2017	2016
Workers’ compensation	$(20)	$(83)
Workers’ compensation discount accretion	16	14
General liability	10	66
Package business	—	52
Commercial property	(6)	(3)
Professional liability	—	(33)
Bond	(10)	(6)
Automobile liability - Commercial Lines	20	1
Automobile liability - Personal Lines	—	140
Homeowners	—	(5)
Net asbestos reserves	—	197
Net environmental reserves	—	71
Catastrophes	(13)	(5)
Uncollectible reinsurance	—	(30)
Other reserve re-estimates, net	5	8
Total prior accident year development	$2	$384

Re-estimates of prior accident year reserves for the six months ended June 30, 2017
Workers’ compensation reserves in Small Commercial were reduced given the continued emergence of favorable frequency for accident years 2013 to 2015. Management has placed additional weight on this favorable experience as it becomes more credible.
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
Catastrophes reserves were reduced primarily due to lower estimates of 2016 wind and hail event losses and a decrease in losses on a 2015 wildfire.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Re-estimates of prior accident year reserves for the six months ended June 30, 2016
Workers' compensation reserves decreased for accident years 2013 through 2015 due to favorable frequency and, to a lesser extent, lower medical severity trends. Loss costs for these accident years continued to emerge favorably and management has been placing additional weight on this favorable experience as it becomes more credible.
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

Automobile liability reserves increased in personal lines primarily due to increased bodily injury frequency and severity for the 2015 accident year and increased bodily injury severity for the 2014 accident year. Increases in auto liability loss costs were across both the direct and agency distribution channels.
Asbestos and environmental reserves increased during the period as a result of the 2016 comprehensive annual review. For a discussion of the Company's 2016 review of asbestos and environmental reserves, see Part II, Item 7 MD&A, Critical Accounting Estimates, Property & Casualty Other Operations section in the Company’s 2016 Form 10-K Annual Report.
Uncollectible reinsurance reserves decreased as a result of giving greater weight to favorable collectability experience in recent calendar periods in estimating future collections.
Group Life, Disability and Accident Products
Roll-forward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2017	2016 [1]
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$5,772	$5,889
Reinsurance recoverables	208	218
Beginning liabilities for unpaid losses and loss adjustment expenses, net	5,564	5,671
Provision for unpaid losses and loss adjustment expenses
Current incurral year	1,319	1,287
Prior year's discount accretion	101	105
Prior incurral year development [2]	(112)	(98)
Total provision for unpaid losses and loss adjustment expenses [3]	1,308	1,294
Less: payments
Current incurral year	542	523
Prior incurral years	833	836
Total payments	1,375	1,359
Ending liabilities for unpaid losses and loss adjustment expenses, net	5,497	5,606
Reinsurance recoverables	212	216
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$5,709	$5,822

[1]	Certain prior year amounts have been reclassified to conform to the current year presentation for unpaid losses and loss adjustment expenses.

[2]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[3]
Includes unallocated loss adjustment expenses of $48, and $51 for for the six months ended June 30, 2017 and 2016, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

Re-estimates of prior incurral years reserves for the six months ended June 30, 2017

Group Disability- Prior period reserve estimates decreased by approximately $65 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions. This favorability was partially reduced by lower

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

expectation of future benefit offsets, particularly lower Social Security Disability Income approval rates and longer decision turnaround times in the Social Security Administration.
Group Life and Accident (including Group Life Premium Waiver)- Prior period reserve estimates decreased by approximately $45 largely driven by lower than previously expected claim incidence in Group Life and Group Life Premium Waiver and lower than expected severity on Group Accidental Death & Dismemberment.
Re-estimates of prior incurral years reserves for the six months ended June 30, 2016
Group Disability- Prior period reserve estimates decreased by approximately $65 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions. This favorability was partially offset by lower Social Security Disability Income approvals driven by lower approval rates and ongoing backlogs in the Social Security Administration.
Group Life and Accident (including Group Life Premium Waiver)- Prior period reserve estimates decreased by approximately $30 largely driven by lower than previously expected incidence on Group Life Premium Waiver.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
	Universal Life - Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2017	$786	$2,627	$10,516	$13,929
Incurred [3]	33	149	408	590
Paid	(52)	—	(401)	(453)
Change in unrealized investment gains and losses	—	—	90	90
Liability balance as of June 30, 2017	$767	$2,776	$10,613	$14,156
Reinsurance recoverable asset, as of January 1, 2017	$432	$2,627	$1,392	$4,451
Incurred [3]	22	149	49	220
Paid	(43)	—	(27)	(70)
Reinsurance recoverable asset, as of June 30, 2017	$411	$2,776	$1,414	$4,601

	Universal Life - Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2016	$863	$2,313	$10,683	$13,859
Incurred [3]	41	158	392	591
Paid	(66)	—	(398)	(464)
Change in unrealized investment gains and losses	—	—	460	460
Liability balance as of June 30, 2016	$838	$2,471	$11,137	$14,446
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313	$1,478	$4,314
Incurred [3]	32	158	37	227
Paid	(51)	—	(33)	(84)
Reinsurance recoverable asset, as of June 30, 2016	$504	$2,471	$1,482	$4,457

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of June 30, 2017
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$13,641	$2,109	$316	71
With 5% rollup [2]	1,155	154	49	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,465	504	79	71
With 5% rollup & EPB	475	104	23	73
Total MAV	18,736	2,871	467
Asset Protection Benefit (“APB”) [4]	10,243	114	76	70
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	459	5	5	70
Reset [6] (5-7 years)	2,437	7	6	70
Return of Premium (“ROP”) [7]/Other	8,793	59	56	71
Subtotal Variable Annuity with GMDB/GMWB [10]	40,668	$3,056	$610	71
Less: General Account Value with GMDB/GMWB	3,686
Subtotal Separate Account Liabilities with GMDB	36,982
Separate Account Liabilities without GMDB	79,764
Total Separate Account Liabilities	$116,746

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[9]
NAR is defined as the guaranteed minimum death benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline.

[10] Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.3 billion of total account value and weighted average attained age of 73 years. There is no NAR or retained NAR related to these contracts. Includes $1.6 billion of account value for contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees
Asset type	As of June 30, 2017	As of December 31, 2016
Equity securities (including mutual funds)	$34,135	$33,880
Cash and cash equivalents	2,847	3,045
Total	$36,982	$36,925
As of June 30, 2017 and December 31, 2016, approximately 15% and 16%, respectively, of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 85% and 84%, respectively, were funds invested in equity securities.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Income Taxes

Income Tax Rate Reconciliation
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tax provision at U.S. federal statutory rate	$(48)	$60	$122	$193
Tax-exempt interest	(30)	(31)	(60)	(63)
Dividends-received deduction ("DRD")	(19)	(21)	(38)	(43)
Decrease in deferred tax valuation allowance	—	(53)	—	(78)
Stock-based compensation	(1)	—	(8)	—
Other	(1)	(1)	(6)	3
Provision for income taxes	$(99)	$(46)	$10	$12
In addition to the effect of tax-exempt interest and DRD, the Company’s effective tax rate for the three and six months ended June 30, 2017 reflects a $1 and $8, respectively, federal income tax benefit related to a deduction for stock-based compensation that vested at a fair value per share greater than the fair value on the date of grant.
Additionally, the Company's effective tax rate for the three and six months ended June 30, 2016 reflects a $53 and $78, respectively, federal income tax benefit from the reduction of the deferred tax asset valuation allowance on the capital loss carryover due to taxable gains on sales of investments during the period.
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

Roll-forward of Unrecognized Tax Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$12	$12	$12	$12
Gross increases - tax positions in prior period	—	—	—	—
Gross decreases - tax positions in prior period	—	—	—	—
Balance, end of period	$12	$12	$12	$12
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
The federal audit of the years 2012 and 2013 was completed as of March 31, 2017 with no additional adjustments. The Company has received notification from the Internal Revenue Service of its intention to audit the recently acquired subsidiary, Maxum, for its 2014 tax year. Management believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, and alternative minimum tax credit carryover.

Future Tax Benefits
	As of
	June 30, 2017		December 31, 2016		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$4,624	$1,618	$5,412	$1,894	2020			$1
					2023	-	2036	$4,623
Net operating loss carryover - foreign	$3	$—	$48	$9	No expiration			$3
Foreign tax credit carryover	$42	$42	$56	$56	2021	-	2024	$42
Alternative minimum tax credit carryover	$777	$777	$640	$640	No expiration			$777
General business credit carryover	$2	$2	$99	$99	2031	-	2035	$2
Capital loss carryover	$91	$32	$—	$—	2022			$91

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
Capital Loss Carryover- The Capital loss carryover is a result of the sale of Hartford Financial Products International Limited in May 2017, partially offset by year to date realized taxable capital gains.  Utilization of the capital loss carryover requires the Company to realize sufficient taxable capital gains.  The Company expects to generate sufficient taxable capital gains in the future to utilize the capital loss carryover, and thus no valuation allowance has been provided.  Although the Company projects there will be sufficient future taxable capital gains to fully recover the remainder of the capital loss carryover, the Company’s estimate of the likely realization may change over time.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2017 was $1.3 billion. For this $1.3 billion, the legal entities have posted collateral of $897 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2017 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of June 30, 2017, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require additional $9 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Equity

Capital Purchase Program ("CPP") Warrants
As of June 30, 2017 and December 31, 2016, respectively, the Company has 2.9 million and 4.0 million of CPP warrants outstanding and exercisable.
CPP warrant exercises were 0.1 million for the three months ended June 30, 2017 and there were no CPP warrant exercises for the three months ended June 30, 2016. CPP warrant exercises were 1.1 million and 0.2 million for the six months ended June 30, 2017and 2016, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended June 30, 2017 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $9.060 as of June 30, 2017 and $9.126 as of December 31, 2016.
Equity Repurchase Program
The Company's authorization for equity repurchases is $1.3 billion for the period October 31, 2016 through December 31, 2017.
During the period July 1, 2017 through July 25, 2017, the Company repurchased approximately 1.6 million common shares for $85.

Equity Repurchase Activity and Remaining Repurchase Capacity
Three months ended	Common Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share	Remaining Capacity Under Share Repurchase Authorization
(In millions, except for per share data)
March 31, 2017	6.7	$325	$48.47	$975
June 30, 2017	6.6	$325	$49.34	$650
Total	13.3	$650

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes In and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2017
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,413	$(4)	$58	$8	$(1,682)	$(207)
OCI before reclassifications	404	1	13	5	(141)	282
Amounts reclassified from AOCI	(62)	—	(14)	—	495	419
OCI, net of tax	342	1	(1)	5	354	701
Ending balance	$1,755	$(3)	$57	$13	$(1,328)	$494

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2017
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,276	$(3)	$76	$6	$(1,692)	$(337)
OCI before reclassifications	564	—	8	7	(140)	439
Amounts reclassified from AOCI	(85)	—	(27)	—	504	392
OCI, net of tax	479	—	(19)	7	364	831
Ending balance	$1,755	$(3)	$57	$13	$(1,328)	$494

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$95	$131	Net realized capital gains (losses)
	95	131	Income before income taxes
	33	46	Income tax expense (benefit)
	$62	$85	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$4	Net realized capital gains (losses)
Interest rate swaps	16	32	Net investment income
Foreign currency swaps	5	6	Net realized capital gains (losses)
	21	42	Income before income taxes
	7	15	Income tax expense (benefit)
	$14	$27	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(16)	(32)	Insurance operating costs and other expenses
Settlement loss	(747)	(747)	Insurance operating costs and other expenses
	(761)	(776)	Income (loss) before income taxes
	(266)	(272)	Income tax expense (benefit)
	$(495)	$(504)	Net income (loss)
Total amounts reclassified from AOCI	$(419)	$(392)	Net income (loss)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2016
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

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2016
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications of AOCI
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$92	$51	Net realized capital gains (losses)
	92	51	Income before income taxes
	32	18	Income tax expense (benefit)
	$60	$33	Net income
OTTI Losses in OCI
Other than temporary impairments	$(3)	$(4)	Net realized capital gains (losses)
	(3)	(4)	Income (loss) before income taxes
	(1)	(1)	Income tax expense (benefit)
	$(2)	$(3)	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$2	$7	Net realized capital gains (losses)
Interest rate swaps	15	30	Net investment income
Foreign currency swaps	(2)	2	Net realized capital gains (losses)
	15	39	Income before income taxes
	5	14	Income tax expense (benefit)
	$10	$25	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(14)	(29)	Insurance operating costs and other expenses
	(13)	(26)	Income (loss) before income taxes
	(5)	(9)	Income tax expense (benefit)
	$(8)	$(17)	Net income (loss)
Total amounts reclassified from AOCI	$60	$38	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Employee Benefit Plans

The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2016 Annual Report on Form 10-K.
On June 30, 2017, the Company transferred invested assets and cash from pension plan assets to purchase a group annuity contract that transferred approximately $1.6 billion of the Company’s outstanding pension benefit obligations related to certain U.S. retirees; terminated vested participants; and beneficiaries. As a result of this transaction, in the second quarter of 2017, the Company recognized a pre-tax settlement charge of $750 ($488 after-tax) and a reduction to shareholders' equity of $144. In connection with this transaction, the Company expects to make a contribution of approximately $300 to the U.S. qualified pension plan by year-end 2017 in order to maintain the plan's pre-transaction funded status.
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
This change does not affect the measurement of the Company's total benefit obligations as the change in the interest cost in net income is completely offset in the actuarial (gain) loss reported for the period in other comprehensive income. The change reduced the before tax interest cost component of net periodic benefit cost by $9 and $18 for the three and six months ended June 30, 2017, respectively. The discount rate being used to measure interest cost during 2017 is 3.58%, 3.55% and 3.13% for the qualified pension plan, non-qualified pension plan and postretirement benefit plan, respectively. Under the Company's historical estimation approach, the weighted average discount rate for the interest cost component would have been 4.22%, 4.19% and 3.97% for the qualified pension plan, non-qualified pension plan and postretirement benefit plan, respectively. The Company accounted for the change in estimation approach as a change in estimate, and accordingly, is recognizing the effect prospectively beginning in 2017.

Components of Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$1	$1	$—	$—
Interest cost	49	59	2	3
Expected return on plan assets	(80)	(76)	(2)	(3)
Amortization of prior service credit	—	—	(2)	(1)
Amortization of actuarial loss	15	13	1	1
Settlements	750	—	—	—
Net periodic cost (benefit)	$735	$(3)	$(1)	$—

Components of Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$2	$1	$—	$—
Interest cost	98	118	4	6
Expected return on plan assets	(159)	(153)	(4)	(5)
Amortization of prior service credit	—	—	(3)	(3)
Amortization of actuarial loss	30	27	2	2
Settlements	750	—	—	—
Net periodic cost (benefit)	$721	$(7)	$(1)	$—

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
On May 10, 2017, the Company completed the sale of its U.K. property and casualty run-off subsidiaries. The operating results of the Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. For discussion of this transaction, see Note 2 - Business Disposition of Notes to Condensed Consolidated Financial Statements.
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
Core Earnings- a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the underlying performance of the Company’s businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, certain restructuring and other costs, pension settlements, loss on extinguishment of debt, reinsurance gains and losses from disposal of businesses, income tax benefit from reduction in deferred income tax valuation allowance, discontinued operations, and the impact of Unlocks to deferred policy acquisition costs ("DAC"), sales inducement assets ("SIA'), and death and other insurance benefit reserve balances. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of DAC) that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.
Reconciliation of Net Income (Loss) to Core Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(40)	$216	$338	$539
Less: Unlock benefit, before tax	20	18	38	31
Less: Net realized capital gains (losses) after DAC, excluded from core earnings, before tax	75	51	55	(97)
Less: Pension settlement, before tax	(750)	—	(750)	—
Less: Income tax benefit [1]	226	25	228	98
Core earnings	$389	$122	$767	$507
[1] Includes income tax benefit on items not included in core earnings and other federal income tax benefits.
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
Expense Ratio- for the underwriting segments of Commercial Lines and Personal Lines is the ratio of underwriting expenses less fee income, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs and insurance operating costs and expenses, including certain centralized services costs and bad debt expense. Deferred policy acquisition costs include commissions, taxes, licenses and fees and other incremental direct underwriting expenses and are amortized over the policy term.
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
Renewal Earned Price Increase (Decrease)- Written premiums are earned over the policy term, which is six months for certain Personal Lines automobile business and twelve months for substantially all of the remainder of the Company’s Property and Casualty business. Since the Company earns premiums over the six to twelve month term of the policies, renewal earned price increases (decreases) lag renewal written price increases (decreases) by six to twelve months.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

Net Income (Loss)	Net Income (Loss) per Diluted Share	Book Value per Diluted Share
Net income (loss) decreased to a $40 net loss, or $0.11 per basic share and $0.11 per diluted share, from second quarter 2016 net income of $216, or $0.55 per basic share and $0.54 per diluted share, primarily due to a $488, after-tax, pension settlement charge in second quarter 2017, partially offset by the effect of $228, after-tax, of unfavorable reserve development in second quarter 2016 and the accretive effect of share repurchases over the past year.
Common share repurchases during second quarter 2017 totaled $325, or 6.6 million shares and $173 of dividends were paid to shareholders.
Book value per diluted share increased to $46.84 from $44.35 as of December 31, 2016 as a result of a 3% decrease in common shares outstanding and dilutive potential common shares and a 2% increase in stockholders' equity resulting primarily from net income and an increase in accumulated other comprehensive income (AOCI) over the six month period, partially offset by common dividends and share repurchases. AOCI increased due to higher net unrealized capital gains and a reduction in unamortized actuarial losses on benefit plans due to a pension settlement in second quarter 2017.

Net Investment Income	Investment Yield After-tax
Net investment income decreased 3% to $715 compared with second quarter 2016 primarily due to lower asset levels, partially offset by higher income from investments in limited partnerships and alternative investments.
Net realized capital gains on sales increased compared with second quarter 2016 primarily due to higher net gains on sales as well as lower net losses on non-qualifying interest rate derivatives.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Annualized investment yield of 2.9%, after-tax, decreased from 3.0%, after-tax, compared with second quarter 2016, primarily due to reinvesting at lower rates.
Net unrealized gains, after-tax, in the investment portfolio increased by $342 in second quarter 2017 due to tighter credit spreads and lower long-term interest rates.

Written Premiums	Combined Ratio
Written premiums decreased 1% compared with second quarter 2016 for Property & Casualty reflecting an increase in Commercial Lines more than offset by a decrease in Personal Lines.
Combined ratio for Property & Casualty decreased 14.9 points to 97.1 compared with a combined ratio of 112.0 in second quarter 2016, largely due to unfavorable reserve development in second quarter 2016 of $351, before-tax, and a decrease in current accident year catastrophe losses, partially offset by a higher current accident year loss ratio before catastrophes in commercial property, commercial lines automobile and personal lines homeowners.
Catastrophe losses of $155, before tax, decreased from catastrophe losses of $184, before tax, in second quarter 2016, largely due to less severe wind and hail events in second quarter 2017.
Prior accident year development was a net favorable $10, before tax, in second quarter 2017, primarily due to a release of prior year catastrophe reserves. Reserve development was a net unfavorable $351, before tax, in second quarter 2016, largely due to an increase in reserves for asbestos and environmental and Personal Lines auto liability.

Net Income Margin - Group Benefits	Net Income - Talcott Resolution

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net income margin for Group Benefits increased to 7.5% from 6.0% in second quarter 2016, due to higher earned premiums and lower incurred loss costs in both group disability and group life.
Net income for Talcott Resolution was $105 compared with $104 in second quarter 2016, as higher net realized capital gains and lower insurance operating costs and other expenses was largely offset by lower net investment income and fee income due to the continued runoff of the business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes beginning on page F-1 as well as with the segment operating results sections of MD&A.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Earned premiums	$3,490	$3,444	1%	$6,963	$6,848	2%
Fee income	466	441	6%	921	886	4%
Net investment income	715	735	(3%)	1,443	1,431	1%
Net realized capital gains (losses)	75	53	42%	55	(102)	154%
Other revenues	23	23	—%	42	43	(2%)
Total revenues	4,769	4,696	2%	9,424	9,106	3%
Benefits, losses and loss adjustment expenses	2,767	3,142	(12%)	5,524	5,783	(4%)
Amortization of deferred policy acquisition costs	368	368	—%	731	742	(1%)
Insurance operating costs and other expenses	1,692	931	82%	2,657	1,859	43%
Interest expense	81	85	(5%)	164	171	(4%)
Total benefits, losses and expenses	4,908	4,526	8%	9,076	8,555	6%
Income (loss) before income taxes	(139)	170	(182%)	348	551	(37%)
Income tax expense (benefit)	(99)	(46)	(115%)	10	12	(17%)
Net income (loss)	$(40)	$216	(119%)	$338	$539	(37%)
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Net income (loss) decreased by $256 primarily due to a pension settlement charge of $488, after-tax, in second quarter 2017, largely offset by the effect of adverse prior accident year reserve development of $228, after-tax, in second quarter 2016. Apart from those impacts, net income was higher driven by an increase in earned premiums, fee income and net realized capital gains, a decrease in catastrophe losses and a decrease in Group Benefits life incurred losses. Partially offsetting these increases was a decrease in net investment income and an increase in Property and Casualty current accident year loss costs before catastrophes.
Earned premiums increased by 1% or $46, before tax, reflecting growth of 4% in Commercial Lines, including the effect of the Maxum acquisition, and 2% in Group Benefits, partially offset by a 5% decrease in Personal Lines. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by Segment.
Fee income increased reflecting a 17% increase in Mutual Funds, partially offset by a 3% decline in Talcott Resolution. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Net investment income decreased primarily due to lower asset levels as a result of the continued run off of Talcott Resolution, partially offset by higher income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results,

Net Investment Income (Loss).
Net realized capital gains increased due to net gains on sales as a result of duration, liquidity and credit management within corporate, U.S. treasury securities, and equity securities as well as lower net losses on non-qualifying interest rate derivatives. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Benefits, losses and loss adjustment expenses decreased in both Property & Casualty and Group Benefits with the decrease in Group Benefits primarily due to lower losses on group life business. The net decrease in incurred losses for Property & Casualty was driven by:

•
Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty increased $19, before tax, primarily resulting from the effect of Commercial Lines earned premium growth in Small Commercial, higher loss costs in Small Commercial automobile and Middle Market commercial property and higher loss costs in homeowners, partially offset by the effect of lower Personal Lines earned premium and lower Personal Lines auto liability loss costs.

•
Current accident year catastrophe losses of $155, before tax, for the three months ended June 30, 2017, compared to $184, before tax, for the prior year period. Catastrophe losses in 2017 were primarily due to multiple wind and hail events across various U.S. geographic regions, primarily in the Midwest, Texas and Colorado. Catastrophe losses in 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in Texas and the plains. For additional information, see MD&A -

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Net prior accident year reserve development in Property & Casualty was favorable $10, before tax, for the three months ended June 30, 2017, compared to unfavorable reserve development of $351, before tax, for the prior year period. Prior accident year development in 2016 was largely due to a $268 increase in asbestos and environmental reserves and a $75 increase in Personal Lines auto liability reserves. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

Amortization of deferred policy acquisition costs was flat year over year as higher amortization in Commercial Lines was offset by lower amortization in Personal Lines, in line with changes in earned premium in those businesses.
Insurance operating costs and other expenses increased primarily due to a $750 pension settlement charge in second quarter 2017. Apart from the pension settlement charge, insurance operating costs and other expenses increased by 1%, primarily driven by higher underwriting expenses in Commercial Lines and higher variable expenses in Mutual Funds, partially offset by lower direct marketing costs in Personal Lines. For additional information on the pension settlement charge in second quarter 2017, see Note 15 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.
Income tax benefit increased for the three months ended June 30, 2017, primarily due to a $309 change from pre-tax income to a pre-tax loss and the effect of federal income tax benefits of $53 for the three months ended June 30, 2016 arising from the reduction of the deferred tax asset valuation allowance on capital loss carryovers.
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets, the dividends received deduction and changes in the valuation allowance recorded on capital loss carryovers. For further discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Net income decreased primarily due to a pension settlement charge of $488, after-tax, in the six months ended June 30, 2017, largely offset by the effect of adverse prior accident year reserve development of $250, after-tax, in the first half of 2016. Apart from those impacts, net income was higher as an increase in earned premiums, fee income and a change to net realized capital gains from net realized capital losses in the prior year was largely offset by an increase in Property and Casualty current accident year loss costs and an increase in insurance operating costs and other expenses, partly driven by a state guaranty fund assessment in Group Benefits in the first six months of 2017.
Earned premiums increased by 2% or $115, before tax, reflecting growth of 4% in Commercial Lines, including the effect of the Maxum acquisition, and 3% in Group Benefits, partially offset by a 4% decrease in Personal Lines. For a discussion of the

Company's operating results by segment, see MD&A - Results of Operations by segment.
Fee income increased reflecting a 16% increase in Mutual Funds, partially offset by a 5% decline in Talcott Resolution. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Net investment income increased modestly, primarily due to higher income from limited partnerships and other alternative investments, partially offset by lower asset levels. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).
Net realized capital gains of $55 in the six months ended June 30, 2017 compared to net realized capital losses of $102 in the first six months of 2016 primarily due to higher net gains on sales of securities and the effect of losses on non-qualifying and other derivatives in 2016, partially offset by higher macro hedge program losses in 2017. The higher net gains on sales were the result of duration, liquidity and credit management within corporate, U.S. treasury securities and equity securities. Net realized capital losses on non-qualifying and other derivatives in the first six months of 2016 were primarily due to losses associated with modified coinsurance reinsurance contracts driven by a decline in interest rates and credit spread tightening as well as losses on equity and interest rate derivatives. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Benefits, losses and loss adjustment expenses decreased in Property & Casualty and increased in Group Benefits with the increase in Group Benefits primarily due to the effect of growth in earned premium, partially offset by lower life incurred losses. The net decrease in incurred losses for Property & Casualty was driven by:

•
Losses and loss adjustment expenses before catastrophes in Property & Casualty increased $86, before tax, primarily resulting from the effect of Commercial Lines earned premium growth in Small Commercial and higher loss costs in Small Commercial automobile, Middle Market commercial property and Personal Lines homeowners, partially offset by the effect of lower Personal Lines earned premium.

•
Current accident year catastrophe losses of $305, before tax, for the six months ended June 30, 2017, compared to $275, before tax, for the prior year period. Catastrophe losses in 2017 were primarily due to multiple wind and hail events across various U.S. geographic regions, primarily in the Midwest, Colorado, Texas and the Southeast. Catastrophe losses in 2016 were primarily due to multiple wind and hail and winter storm events across various U.S. geographic regions, concentrated in Texas and the central and southern plains and, to a lesser extent, winter storms. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Unfavorable prior accident year reserve development in Property & Casualty of $2, before tax, for the six months ended June 30, 2017, compared to unfavorable reserve development of $384, before tax, for the prior year period. Prior accident year development in 2016 was largely due to a $268 increase in asbestos and environmental reserves and a

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$140 increase in Personal Lines auto liability reserves. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.
Amortization of deferred policy acquisition costs decreased primarily due to lower amortization on a lower earned premium for Personal Lines and the effect of the run off of Talcott Resolution, partially offset by higher amortization on higher earned premium for Commercial Lines.
Insurance operating costs and other expenses increased primarily due to a $750 pension settlement charge in second quarter 2017. Apart from the pension settlement charge, insurance operating costs and other expenses increased by 3%, primarily driven by higher underwriting expenses in Commercial Lines, higher variable expenses in Mutual Funds and $20, before tax, of state guaranty fund assessments in Group Benefits, partially offset by lower direct marketing costs in Personal Lines. Contributing to the higher underwriting expenses in Commercial Lines was the effect of higher long-term incentive plan compensation costs. Effective with awards granted in March, 2017, long-term incentive compensation awards to retirement-eligible employees now fully vest when they are granted, which resulted in an accelerated recognition of compensation expense in the first six months of 2017 of $21 pre-tax. For additional information on the pension settlement charge in second quarter 2017, see Note 15 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.
Income tax expense decreased slightly for the six months ended June 30, 2017, primarily due to a $203 decrease in income before income taxes, largely offset by the effect of federal income tax benefits of $78 for the six months ended June 30, 2016 arising from a reduction of the deferred tax asset valuation allowance on capital loss carryovers.
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets, the dividends received deduction and changes in the valuation allowance recorded on capital loss carryovers. For further discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$57,834	78.4%	$56,003	79.3%
Fixed maturities, at fair value using the fair value option ("FVO")	146	0.2%	293	0.4%
Equity securities, AFS, at fair value	1,055	1.4%	1,097	1.6%
Mortgage loans	5,796	7.9%	5,697	8.1%
Policy loans, at outstanding balance	1,433	1.9%	1,444	1.9%
Limited partnerships and other alternative investments	2,445	3.3%	2,456	3.5%
Other investments [1]	355	0.5%	403	0.6%
Short-term investments	4,716	6.4%	3,244	4.6%
Total investments	$73,780	100.0%	$70,637	100.0%

[1]	Primarily relates to derivative instruments.
June 30, 2017 compared to December, 31, 2016
Total investments increased primarily due to an increase in fixed maturities, AFS and short-term investments.
Fixed maturities, AFS increased primarily due to purchases of Collateralized Loan Obligations ("CLOs") and tax-exempt municipal bonds as well as an increase in valuations as a result of tighter credit spreads and lower long-term interest rates.
Short-term investments increased largely due to an increase in short-term investments held as part of the Company's securities lending agreements as well as holding more short-term investments to fund purchase commitments expected to settle after period end. For more information on the securities lending agreements, see Note 6 - Investments.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$580	4.2%	$604	4.3%	$1,155	4.2%	$1,199	4.2%
Equity securities	8	2.6%	6	2.6%	13	2.3%	17	3.7%
Mortgage loans	61	4.2%	60	4.3%	123	4.3%	120	4.3%
Policy loans	20	5.7%	20	5.7%	39	5.4%	42	5.9%
Limited partnerships and other alternative investments	48	8.0%	40	6.1%	118	9.9%	48	3.6%
Other [3]	26		34		55		61
Investment expense	(28)		(29)		(60)		(56)
Total net investment income	$715	4.2%	$735	4.2%	$1,443	4.2%	$1,431	4.1%
Total net investment income excluding limited partnerships and other alternative investments	$667	4.1%	$695	4.1%	$1,325	4.0%	$1,383	4.1%

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
Three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016
Total net investment income decreased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to lower asset levels as a result of the continued run off of Talcott Resolution, partially offset by higher income from limited partnerships and other alternative investments. Total net investment income increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to higher income from limited partnerships and other alternative investments, partially offset by lower asset levels. Income from limited partnerships and other alternative investments increased due to an increase in valuations of private equity funds as well as losses on hedge funds during the first half of 2016.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.0% for the six months ended June 30, 2017, down slightly from 4.1% for the six months ended June 30, 2016. Excluding non-routine items, which include make-whole payments on fixed maturities, income received from previously impaired securities, and prepayment penalties on mortgage loans, the annualized investment income yield was 4.0% for both the six months ended June 30, 2017 and six months ended June 30, 2016.
Average reinvestment rate for the six months ended June 30, 2017, excluding certain U.S. Treasury securities and cash equivalent securities was approximately 3.6% which was below the average yield of sales and maturities of 3.8% for the same period in 2016. For the six months ended June 30, 2017, the average reinvestment rate of 3.6% increased slightly from 3.5% for the six months ended June 30, 2016, due to higher interest rates.
We expect the annualized net investment income yield for the 2017 calendar year, excluding limited partnerships and other alternative investments, to be slightly below the portfolio yield earned in 2016. This assumes the Company earns less income in 2017 from make-whole payments on fixed maturities and prepayment penalties on mortgage loans than it did in 2016 and that reinvestment rates continue to be below the average yield of sales and maturities. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2017	2016	2017	2016
Gross gains on sales	$140	$124	$252	$214
Gross losses on sales	(31)	(25)	(106)	(133)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [1]	(14)	(7)	(15)	(30)
Valuation allowances on mortgage loans [2]	2	—	2	—
Results of variable annuity hedge program
GMWB derivatives, net	20	3	38	(14)
Macro hedge program	(38)	(20)	(124)	(34)
Total results of variable annuity hedge program	(18)	(17)	(86)	(48)
Transactional foreign currency revaluation	13	(87)	—	(131)
Non-qualifying foreign currency derivatives	(17)	82	(6)	121
Other, net [2]	—	(17)	14	(95)
Net realized capital gains (losses)	$75	$53	$55	$(102)

[1]	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[2]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and embedded derivatives associated with modified coinsurance reinsurance contracts.

Three and six months ended June 30, 2017
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate, residential mortgage-backed securities ("RMBS"), U.S. treasury securities, and equity securities.
Variable annuity hedge program losses for the three and six months ended June 30, 2017 included losses on the macro hedge program of $(38) and $(124), respectively, primarily due to losses of $(21) and $(67), respectively, driven by an improvement in domestic equity markets and $(18) and $(36), respectively, driven by time decay on options. Also included for the six months ended June 30, 2017, was a loss of $(28) driven by a decline in equity market volatility. For the three and six months ended June 30, 2017, these losses were partially offset by net gains on the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, primarily driven by gains of $3 and $10, respectively, due to policyholder behavior, $4 and $8, respectively, due to outperformance of the underlying actively managed funds compared to their respective indices, and $8 and $8, respectively, due to liability/model assumption updates. Also included for the six months ended June 30, 2017 was a gain of $10 driven by a decline in equity market volatility.
Other, net gains for the three and six month periods were primarily due to gains of $7 and $10, respectively, on credit derivatives due to credit spreads tightening, mostly offset by losses of $(8) and $(10), respectively, associated with modified coinsurance reinsurance contracts driven by a decline in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies. Also included for the six months ended June 30, 2017, were gains primarily related to $10 on interest rate derivatives used to manage duration.

Three and six months ended June 30, 2016
Gross gains and losses on sales were primarily due to the sale of U.S. treasury securities, corporate securities, municipal bonds and equity securities. The sales were primarily a result of duration, liquidity and credit management, as well as tactical changes to the portfolio as a result of changing market conditions, including the sales to reduce exposure to energy, emerging markets and other below investment grade corporate securities.
Variable annuity hedge program losses for the three and six month periods included losses on the macro hedge program of $(22) and $(33), respectively, driven by an increase in equity markets and losses of $(11) and $(21), respectively, driven by time decay on options, partially offset by gains of $5 and $20, respectively, driven by a decline in interest rates and gains of $9 and $4, respectively, driven by an increase in equity volatility. For the six months ended June 30, 2016, losses on the combined GMWB derivatives, net, was primarily due to losses of $(15) due to an increase in the U.S. equity markets.
Other, net loss for the three and six month periods were primarily due to losses of $(25) and $(47), respectively, associated with modified coinsurance reinsurance contracts driven by a decline in interest rates and tightening of credit spreads. Additional losses for the six months ended June 30, 2016, were due to losses of $(27) on equity derivatives which were hedging against a decline in the equity market on the investment portfolio and losses of $(13) on interest rate derivatives driven by a decline in interest rates.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2016 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2016 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2017.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense ("LAE") Reserves of $19,321, Net of Reinsurance, by Segment as of June 30, 2017
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are adjusted after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, adjustments are made more quickly to more mature accident years and less volatile lines of business. Such adjustments of reserves are referred to as “prior accident year development”. Increases in previous estimates of ultimate loss costs are referred to as either an increase in prior accident year reserves or as unfavorable reserve development. Decreases in previous estimates of ultimate loss costs are referred to as either a decrease in prior accident year reserves or as favorable reserve development. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and Loss Adjustment Expenses for the Six Months Ended June 30, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$17,238	$2,094	$2,501	$21,833
Reinsurance and other recoverables	2,325	25	426	2,776
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,962	1,296	—	3,258
Current accident year ("CAY") catastrophes ("CATS")	134	171	—	305
Prior accident year development ("PYD")	15	(14)	1	2
Total provision for unpaid losses and loss adjustment expenses	2,111	1,453	1	3,565
Less: payments	1,737	1,431	133	3,301
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,287	2,091	1,943	19,321
Reinsurance and other recoverables	2,384	24	401	2,809
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$17,671	$2,115	$2,344	$22,130
Earned premiums	$3,427	$1,886
Loss and loss expense paid ratio [1]	50.7	75.9
Loss and loss expense incurred ratio	61.9	78.0
Prior accident year development (pts) [2]	0.4	(0.8)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Catastrophe Losses of $305 for the Six Months Ended June 30, 2017
[1] These amounts represent an aggregation of multiple catastrophes.
[2] Includes Commercial Lines of $1 and Personal Lines of $3.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Favorable) Unfavorable Prior Accident Year Development for the Three Months Ended June 30, 2017

	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Workers’ compensation discount accretion	$8	$—	$8
Commercial property	(7)	—	(7)
Catastrophes	(2)	(8)	(10)
Other reserve re-estimates, net	1	(2)	(1)
Total prior accident year development	$—	$(10)	$(10)

(Favorable) Unfavorable Prior Accident Year Development for the Six Months Ended June 30, 2017
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(20)	$—	$—	$(20)
Workers’ compensation discount accretion	16	—	—	16
General liability	10	—	—	10
Commercial property	(6)	—	—	(6)
Bond	(10)	—	—	(10)
Automobile liability	20	—	—	20
Catastrophes	(2)	(11)	—	(13)
Other reserve re-estimates, net	7	(3)	1	5
Total prior accident year development	$15	$(14)	$1	$2
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
Catastrophes reserves were reduced primarily due to lower estimates of 2016 wind and hail event losses and a decrease in losses on a 2015 wildfire.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,559	$1,845	$3,421	$21,825
Reinsurance and other recoverables	2,293	19	570	2,882
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,851	1,321	—	3,172
Current accident year catastrophes	124	151	—	275
Prior accident year development	(14)	128	270	384
Total provision for unpaid losses and loss adjustment expenses	1,961	1,600	270	3,831
Less: payments	1,739	1,471	406	3,616
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,488	1,955	2,715	19,158
Reinsurance and other recoverables	2,184	18	544	2,746
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,672	$1,973	$3,259	$21,904
Earned premiums	$3,273	$1,951
Loss and loss expense paid ratio [1]	53.1	75.4
Loss and loss expense incurred ratio	59.9	82.0
Prior accident year development (pts) [2]	(0.4)	6.6

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Catastrophe Losses of $275 for the Six Months Ended June 30, 2016

[1]	These amounts represent an aggregation of multiple catastrophes.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Favorable) Unfavorable Prior Accident Year Development for the Three Months Ended June 30, 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(4)	$—	$—	$(4)
Workers’ compensation discount accretion	7	—	—	7
General liability	34	—	—	34
Package business	7	—	—	7
Commercial property	(1)	—	—	(1)
Automobile liability	(8)	75	—	67
Homeowners	—	1	—	1
Net asbestos reserves	—	—	197	197
Net environmental reserves	—	—	71	71
Catastrophes	1	1	—	2
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	—	(1)	1	—
Total prior accident year development	$6	$76	$269	$351

(Favorable) Unfavorable Prior Accident Year Development for the Six Months Ended June 30, 2016
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(83)	$—	$—	$(83)
Workers’ compensation discount accretion	14	—	—	14
General liability	66	—	—	66
Package business	52	—	—	52
Commercial property	(3)	—	—	(3)
Professional liability	(33)	—	—	(33)
Bond	(6)	—	—	(6)
Automobile liability	1	140	—	141
Homeowners	—	(5)	—	(5)
Net asbestos reserves	—	—	197	197
Net environmental reserves	—	—	71	71
Catastrophes	(1)	(4)	—	(5)
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	9	(3)	2	8
Total prior accident year development	$(14)	$128	$270	$384
Workers' compensation reserves decreased for accident years 2013 through 2015 due to favorable frequency and, to a lesser extent, lower medical severity trends. Loss costs for these accident years continued to emerge favorably and management has been placing additional weight on this favorable experience as it becomes more credible.
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
Automobile liability reserves increased in personal lines in the three month period, primarily due to higher than expected emerged severity of bodily injury claims and higher than

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

expected emerged frequency of uninsured and under-insured motorist claims related to accident year 2015. For the six month period, unfavorable reserve development primarily related to increased bodily injury frequency and severity for the 2015 accident year and increased bodily injury severity for the 2014 accident year.  Increases in auto liability loss costs were across both the direct and agency distribution channels.
Asbestos and environmental reserves increased during the period as a result of the 2016 comprehensive annual review. For a discussion of the Company's 2016 review of asbestos and environmental reserves, see Part II, Item 7 MD&A, Critical Accounting Estimates, Property & Casualty Other Operations section in the Company’s 2016 Form 10-K Annual Report.
Uncollectible reinsurance reserves decreased as a result of giving greater weight to favorable collectability experience in recent calendar periods in estimating future collections.

P&C Other Operations Total Reserves, Net of Reinsurance
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

Asbestos and Environmental Net Reserves

	Asbestos	Environmental
June 30, 2017
Property and Casualty Other Operations	$1,213	$202
Commercial Lines and Personal Lines	75	57
Ending liability — net	$1,288	$259
December 31, 2016
Property and Casualty Other Operations	$1,282	$234
Commercial Lines and Personal Lines	81	58
Ending liability — net	$1,363	$292
Property & Casualty Reserves Asbestos and Environmental ("A&E") Summary as of June 30, 2017

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,482	$275	$1,757
Assumed Reinsurance	153	5	158
Total	1,635	280	1,915
Ceded	(347)	(21)	(368)
Net	$1,288	$259	$1,547

Roll-Forward of Asbestos and Environmental Losses and LAE for the Six Months Ended June 30, 2017 and June 30, 2016

	Asbestos	Environmental
2017
Beginning liability—net	$1,363	$292
Reclassification of allowance for uncollectible reinsurance [1]	1	—
Less: losses and loss adjustment expenses paid	76	33
Ending liability – net	$1,288	$259
2016
Beginning liability—net	$1,803	$318
Losses and loss adjustment expenses incurred	197	71
Less: losses and loss adjustment expenses paid	350	22
Ending liability – net	$1,650	$367
[1] Related to the reclassification of an allowance for uncollectible reinsurance from the "All Other" category of P&C Other Operations reserves.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company classifies its asbestos and environmental reserves into two categories: Direct and Assumed Reinsurance.

•	Direct Insurance- includes primary and excess coverage. Of the two categories of claims, direct policies tend to have the greatest factual development from which to estimate the Company’s exposures.

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
The net survival ratios shown below are calculated for the one and three year periods ended June 30, 2017 and are calculated excluding the effect of net reserves for asbestos and environmental related to the second quarter 2017 sale of the Company's U.K. Property & Casualty run-off subsidiaries. See section that follows entitled Adverse Development Cover which could materially affect the survival ratio of net reserves given that adverse development of asbestos and environmental reserves, if any, subsequent to December 31, 2016 will be ceded to NICO up to the reinsurance limit.  For asbestos, the table also presents the net survival ratios excluding the effect of the PPG Industries ("PPG") settlement in the second quarter of 2016.
Net Survival Ratios

	Asbestos	Environmental
One year net survival ratio	7.0	3.9
Three year net survival ratio	4.7	4.4
One year net survival ratio - excluding PPG settlement	8.1
Three year net survival ratio - excluding PPG settlement	7.3

Asbestos and Environmental Paid and Incurred Losses and LAE Development for the Six Months Ended June 30, 2017

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$72	$—	$38	$—
Assumed Reinsurance	24	—	2	—
Total	96	—	40	—
Ceded	(20)	—	(7)	—
Net	$76	$—	$33	$—
Annual Reserve Reviews
Review of Asbestos Reserves
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
Review of Environmental Reserves
In 2017, the Company expects to perform its regular comprehensive annual review of environmental reserves in the fourth quarter.
As part of its evaluation in the second quarter of 2016, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. Based on this evaluation, the Company increased its net environmental reserves for prior year development by $71 in second quarter 2016.
2016 Reserve Reviews
For a discussion of the Company's 2016 comprehensive annual review of asbestos and environmental reserves, see Part II, Item 7 MD&A, Critical Accounting Estimates, Property & Casualty Other Operations section in the Company’s 2016 Form 10-K Annual Report.
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

December 31, 2016 of approximately $1.7 billion.  The $650 reinsurance premium was placed in a collateral trust account as security for NICO’s claim payment obligations to the Company. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.  The ADC covers substantially all the Company’s A&E reserve development up to the reinsurance limit. The ADC excludes risk of adverse development on net asbestos and environmental reserves that were part of the Company’s U.K. Property and Casualty run-off subsidiaries that were sold in May 2017, which have been accounted for as liabilities held for sale in the consolidated balance sheets as of December 31, 2016.
The ADC has been accounted for as retroactive reinsurance and the Company reported the $650 cost as a loss on reinsurance transaction in the fourth quarter of 2016. Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016, if any, will result in an offsetting reinsurance recoverable up to the $1.5 billion limit.  Cumulative ceded losses up to the $650 reinsurance premium paid would be recognized as a dollar-for-dollar offset to direct losses incurred.  Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain.  The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings.
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
As of June 30, 2017 , the Company reported $1.3 billion of net asbestos reserves and $259 million of net environmental reserves. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its asbestos and environmental reserves. As discussed above the effect of these changes could be material to the Company's liquidity and, if cumulative adverse development subsequent to December 31, 2016 exceeded $650, the effect of the changes could be material to the Company's consolidated operating results. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2016 Form 10-K Annual Report.

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

Talcott Resolution Significant EGP - based Balances
	As of June 30, 2017	As of December 31, 2016
DAC	$1,000	$1,066
SIA	$51	$53
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$356	$354

[1]
For additional information on death and other insurance benefit reserves, see Note 9 - Reserve for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.

Talcott Resolution Benefit to Income, Net of Tax, as a Result of Unlock
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
DAC	$10	$11	$22	$12
SIA	—	—	1	1
Death and Other Insurance Benefit Reserves	10	7	15	18
Total (before tax)	20	18	38	31
Income tax effect	7	7	13	11
Total (after-tax)	$13	$11	$25	$20
The Unlock benefit of $13 and $25, after-tax, for the three and six months ended June 30, 2017, respectively, was primarily due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.
The Unlock benefit of $11 and $20, after-tax, for the three and six months ended June 30, 2016 was primarily due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.

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
Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long-term weighted average rate of return is 8.3%. The annual return assumed over the next five years of approximately 0.5% was calculated based on the return needed over that period to produce an 8.3% return since March of 2009, the date the Company adopted the RTM estimation technique to project future separate account returns. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 50% of its block of variable annuities to run off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 42% as of June 30, 2017. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of June 30, 2017, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of June 30, 2017 and December 31, 2016, the Company had no valuation allowance. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax assets.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Written premiums	$1,706	$1,669	2%	$3,527	$3,395	4%
Change in unearned premium reserve	(14)	19	(174%)	119	122	(2%)
Earned premiums	1,720	1,650	4%	3,408	3,273	4%
Fee income	9	9	—%	19	19	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	994	938	6%	1,962	1,851	6%
Current accident year catastrophes	63	80	(21%)	134	124	8%
Prior accident year development	—	6	(100%)	15	(14)	NM
Total losses and loss adjustment expenses	1,057	1,024	3%	2,111	1,961	8%
Amortization of deferred policy acquisition costs	252	242	4%	501	484	4%
Underwriting expenses	324	307	6%	647	612	6%
Dividends to policyholders	3	4	(25%)	7	8	(13%)
Underwriting gain	93	82	13%	161	227	(29%)
Net servicing income	1	—	NM	1	—	NM
Net investment income [1]	240	226	6%	483	435	11%
Net realized capital gains (losses) [1]	32	25	28%	43	(8)	NM
Other income	—	—	—%	1	1	—%
Income before income taxes	366	333	10%	689	655	5%
Income tax expense [2]	108	96	13%	200	193	4%
Net income	$258	$237	9%	$489	$462	6%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[2]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Premium Measures [1]

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New business premium	$277	$287	$590	$562
Standard commercial lines policy count retention	83%	83%	84%	83%
Standard commercial lines renewal written price increase	3.5%	2.2%	3.4%	2.2%
Standard commercial lines renewal earned price increase	2.7%	2.4%	2.6%	2.4%
Standard commercial lines policies in-force as of end of period (in thousands)			1,344	1,320

[1]	Standard commercial lines consists of Small Commercial and Middle Market. Standard Commercial premium measures exclude Middle Market programs and livestock lines of business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	57.8	56.8	1.0	57.6	56.6	1.0
Current accident year catastrophes	3.7	4.8	(1.1)	3.9	3.8	0.1
Prior accident year development	—	0.4	(0.4)	0.4	(0.4)	0.8
Total loss and loss adjustment expense ratio	61.5	62.1	(0.6)	61.9	59.9	2.0
Expense ratio	33.0	32.7	0.3	33.1	32.9	0.2
Policyholder dividend ratio	0.2	0.2	—	0.2	0.2	—
Combined ratio	94.6	95.0	(0.4)	95.3	93.1	2.2
Current accident year catastrophes and prior year development	3.7	5.2	(1.5)	4.3	3.4	0.9
Underlying combined ratio	90.9	89.8	1.1	90.9	89.7	1.2
Net Income
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Net income increased for the three months ended June 30, 2017 primarily due to increases in net investment income, net realized capital gains and underwriting gain.
Net income increased for the six months ended June 30, 2017 primarily due to a change to net realized capital gains in 2017 from net realized capital losses in 2016, as well as higher net investment income, partially offset by a lower underwriting gain.

Underwriting Gain
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Underwriting gain increased for the three months ended June 30, 2017 due to higher earned premiums and lower current accident year catastrophes, partially offset by higher underwriting expenses and higher current accident year losses and loss adjustment expenses before catastrophes, mostly in Small Commercial auto and Middle Market property.
Underwriting gain decreased for the six months ended June 30, 2017 due to higher current accident year losses and loss adjustment expenses, including higher catastrophes, as well as a change to unfavorable prior accident year reserve development and higher underwriting expenses, partially offset by earned premium growth.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
[1] Other of $11 and $12 for the three months ended June 30, 2016, and 2017, and $22 and $24 for the six months ended June 30, 2016, and 2017, respectively, is included in the total.
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Earned premiums increased for the three and six months ended June 30, 2017 reflecting written premium growth over the preceding twelve months.
Written premiums increased for the three months ended June 30, 2017 due to growth in Small Commercial, partially offset by declines in Middle Market and Specialty Commercial. Written premiums increased for the six months ended June 30, 2017 primarily due to growth in Small Commercial and, to a lesser extent, growth in Middle Market and Specialty Commercial.

•
Small Commercial written premium growth for both the three and six month periods was primarily due to higher renewal premium driven by renewal written price increases and growth from the acquisition of Maxum, partially offset by lower new business premium, excluding Maxum, and, for the three month period, the effect of lower policy retention.

•
Middle Market written premiums declined for the three months ended June 30, 2017 due to lower new business premium, partially offset by the effect of renewal written price increases. For the six month period, Middle Market written premium growth was primarily driven by higher new business and audit premium and renewal written pricing increases.

•
Specialty Commercial written premium declined for the three months ended June 30, 2017 primarily due to a decline in National Accounts. For the six month period, Specialty Commercial written premium growth was primarily due to higher new and renewal premium in Bond, partially offset by a decline in National Accounts.

•	For the three months ended June 30, 2017, renewal written price increases averaged 3.5% in standard commercial, which included 4.7% for Small Commercial and 1.3% for Middle Market.
Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Loss and LAE ratio before catastrophes and prior accident year development increased for the three and six months ended June 30, 2017 principally due to a higher loss and loss adjustment expense ratio in commercial automobile, driven by elevated severity, and higher commercial property losses in Middle Market.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Catastrophes and (Favorable) Unfavorable Prior Accident Year Development
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Current accident year catastrophe losses totaled $63, before tax, for the three months ended June 30, 2017, compared to $80, before tax, for the three months ended June 30, 2016. Catastrophe losses for the three months ended June 30, 2017 were primarily due to wind and hail events in the Midwest, Texas and Colorado. Catastrophe losses for the three months ended June 30, 2016 were primarily due to multiple wind and hail events concentrated in Texas and central plains.
Current accident year catastrophe losses totaled $134, before tax, for the six months ended June 30, 2017, compared to $124, before tax, for the six months ended June 30, 2016. Catastrophe losses for the six months ended June 30, 2017 were primarily due to wind and hail events in the Midwest, Colorado, Texas and the Southeast. Catastrophe losses for the six months ended June 30, 2016 were primarily due to wind and hail events and winter storms across various U.S. geographic regions.
Prior accident year development was zero for the three months ended June 30, 2017, compared to unfavorable prior accident year development of $6, before tax, for the three months ended June 30, 2016. For the three months ended June 30, 2017, a reduction of commercial property and catastrophe reserves was offset by workers’ compensation discount accretion. Net reserve increases for the three months ended June 30, 2016 were primarily related to increases in general liability reserves, partially offset by decreased reserves for uncollectible reinsurance.
Prior accident year development of $15, before tax, was unfavorable for the six months ended June 30, 2017, compared to favorable prior accident year development of $14, before tax, for the six months ended June 30, 2016. Net reserve increases for the six months ended June 30, 2017 were primarily related to commercial automobile liability, and general liability, largely offset by a decrease in reserves for bond. Net reserve decreases for the six months ended June 30, 2016 were primarily related to decreases in workers' compensation, professional liability, and uncollectible reinsurance, partially offset by increases in reserves related to Small Commercial package business, and in general liability for a class of business that insures service and maintenance contractors.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2017	2016	Change	2017	2016	Change
Written premiums	$925	$992	(7%)	$1,814	$1,945	(7%)
Change in unearned premium reserve	(5)	16	(131%)	(50)	(6)	NM
Earned premiums	930	976	(5%)	1,864	1,951	(4%)
Fee income	11	10	10%	22	19	16%
Losses and loss adjustment expenses
Current accident year before catastrophes	652	689	(5%)	1,296	1,321	(2%)
Current accident year catastrophes	92	104	(12%)	171	151	13%
Prior accident year development	(10)	76	(113%)	(14)	128	(111%)
Total losses and loss adjustment expenses	734	869	(16%)	1,453	1,600	(9%)
Amortization of DAC	79	89	(11%)	160	178	(10%)
Underwriting expenses	141	151	(7%)	279	314	(11%)
Underwriting loss	(13)	(123)	89%	(6)	(122)	95%
Net servicing income [1]	4	5	(20%)	7	9	(22%)
Net investment income [2]	35	33	6%	71	64	11%
Net realized capital gains (losses) [2]	5	4	25%	7	(1)	NM
Other expense	(1)	—	NM	(2)	—	NM
Income (loss) before income taxes	30	(81)	137%	77	(50)	NM
Income tax expense (benefit) [3]	6	(31)	119%	20	(23)	187%
Net income (loss)	$24	$(50)	148%	$57	$(27)	NM

[1]	Includes servicing revenues of $23 and $23 for the three months ended June 30, 2017 and 2016, and $42 and $43 for the six months ended June 30, 2017, respectively.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[3]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2017	2016	Change	2017	2016	Change
Product Line
Automobile	$638	$686	(7%)	$1,283	$1,376	(7%)
Homeowners	287	306	(6%)	531	569	(7%)
Total	$925	$992	(7%)	$1,814	$1,945	(7%)
Earned Premiums
Product Line
Automobile	$652	$680	(4%)	$1,306	$1,358	(4%)
Homeowners	278	296	(6%)	558	593	(6%)
Total	$930	$976	(5%)	$1,864	$1,951	(4%)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2017	2016	2017	2016
Policies in-force end of period (in thousands)
Automobile			1,839	2,053
Homeowners			1,109	1,239
New business written premium
Automobile	$38	$83	$80	$193
Homeowners	$12	$21	$24	$44
Policy count retention
Automobile	81%	84%	82%	84%
Homeowners	83%	84%	82%	84%
Renewal written price increase
Automobile	10.6%	6.9%	10.5%	6.5%
Homeowners	9.2%	7.3%	9.0%	7.7%
Renewal earned price increase
Automobile	9.1%	5.9%	8.7%	5.8%
Homeowners	8.5%	7.5%	8.3%	7.3%
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2017	2016	Change	2017	2016	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	70.1	70.6	(0.5)	69.5	67.7	1.8
Current accident year catastrophes	9.9	10.7	(0.8)	9.2	7.7	1.5
Prior year development	(1.1)	7.8	(8.9)	(0.8)	6.6	(7.4)
Total loss and loss adjustment expense ratio	78.9	89.0	(10.1)	78.0	82.0	(4.0)
Expense ratio	22.5	23.6	(1.1)	22.4	24.2	(1.8)
Combined ratio	101.4	112.6	(11.2)	100.3	106.3	(6.0)
Current accident year catastrophes and prior year development	8.8	18.5	(9.7)	8.4	14.3	(5.9)
Underlying combined ratio	92.6	94.2	(1.6)	91.9	92.0	(0.1)
Product Combined Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Automobile
Combined ratio	100.8	117.0	(16.2)	99.1	111.8	(12.7)
Underlying combined ratio	99.1	102.7	(3.6)	97.8	99.4	(1.6)
Homeowners
Combined ratio	103.4	102.4	1.0	103.4	93.5	9.9
Underlying combined ratio	77.6	74.2	3.4	78.2	74.7	3.5

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Net income (loss) for the three and six months ended June 30, 2017 improved from a net loss in 2016 to net income in 2017, primarily due to a lower underwriting loss, driven by improved auto results.
Underwriting Loss
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Underwriting loss decreased for the three months ended June 30, 2017 primarily due to the effect of unfavorable auto liability reserve development in the second quarter of 2016, lower catastrophes in 2017 and a decrease in underwriting expenses and DAC amortization, partially offset by a decrease in earned premium. Also contributing were lower current accident year loss costs for auto partially offset by higher non-catastrophe homeowners claims.

The decrease in underwriting expenses was primarily due to a decrease in direct marketing expenses and the decrease in DAC amortization was driven primarily by lower Agency commissions.
Underwriting loss decreased for the six months ended June 30, 2017 primarily due to the effect of unfavorable reserve development in the second quarter of 2016 and a decrease in underwriting expenses, partially offset by higher catastrophes, a higher current accident year loss and loss adjustment expense ratio before catastrophes, and the effect of a decline in earned premium. The decrease in underwriting expenses was primarily due to a decrease in direct marketing expenses and a decrease in DAC amortization driven primarily by lower Agency commissions.
Earned Premiums
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Earned premiums decreased for the three and six months ended June 30, 2017 reflecting a decline in written premium over the prior six to twelve months, particularly in Other Agency business.
Written premiums decreased for the three and six months ended June 30, 2017 in AARP Direct and both Agency channels primarily due a decline in new business and lower policy count retention in both automobile and homeowners.
For the three and six months ended June 30, 2017, renewal written pricing increased in both automobile and home, as the Company increased rates to improve profitability.
Policy count retention decreased for the three and six months ended June 30, 2017 in both automobile and homeowners, driven in part by renewal written pricing increases.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Loss and LAE ratio before catastrophes and prior accident year development decreased for the three months ended June 30, 2017 primarily as a result of lower automobile liability frequency and the effect of earned pricing increases, partially offset by non-catastrophe weather-related homeowners losses.
Loss and LAE ratio before catastrophes and prior accident year development increased for the six months ended June 30, 2017 primarily as a result of higher automobile liability frequency and severity and higher fire and non-catastrophe weather-related homeowners losses, partially offset by the effect of increases in earned pricing. Taking into account management’s current view of loss cost changes for the fist six months of 2016, automobile liability frequency has decreased while automobile liability severity has increased modestly.

Catastrophes and (Favorable) Unfavorable Prior Accident Year Development
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Current accident year catastrophe losses of $92, before tax, for the three months ended June 30, 2017, decreased compared to $104, before tax, for the three months ended June 30, 2016 due to less severe wind and hail events. Catastrophe losses for the three months ended June 30, 2017 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in Colorado, Texas and the Midwest. Catastrophe losses for the three months ended June 30, 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in Texas and the central plains.
Current accident year catastrophe losses of $171, before tax, for the six months ended June 30, 2017, increased compared to $151, before tax, for the six months ended June 30, 2016 due to more severe wind and hail events. Catastrophe losses for the six months ended June 30, 2017 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in Texas, Colorado, the Midwest and the Southeast. Catastrophe losses for the six months ended June 30, 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in Texas and the central and southern plains.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Prior accident year development of $10, before tax, was favorable for the three months ended June 30, 2017, compared to unfavorable prior accident year development of $76, before tax, for the three months ended June 30, 2016. Net reserves decreased for the three months ended June 30, 2017 primarily due to decreases in reserves for prior accident year catastrophes. Net reserves increased for the three months ended June 30, 2016 primarily due to higher than expected emerged severity of bodily injury claims and higher than expected emerged frequency of uninsured and under-insured motorist claims related to accident year 2015.
Prior accident year development of $14, before tax, was favorable for the six months ended June 30, 2017, compared to unfavorable prior accident year development of $128, before tax, for the six months ended June 30, 2016. Net reserves decreased for the six months ended June 30, 2017 primarily due to decreases in reserves for prior accident year catastrophes. Net reserves increased for the six months ended June 30, 2016 primarily related to increased bodily injury frequency and severity for the 2015 accident year and increased bodily injury severity for the 2014 accident year. Increases in auto liability loss costs were across both the direct and agency distribution channels.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2017	2016	Change	2017	2016	Change
Losses and loss adjustment expenses
Prior accident year development	$—	$269	(100%)	$1	$270	(100%)
Total losses and loss adjustment expenses	—	269	(100%)	1	270	(100%)
Underwriting expenses	3	6	(50%)	8	13	(38%)
Underwriting loss	(3)	(275)	99%	(9)	(283)	97%
Net investment income [1]	27	33	(18%)	58	65	(11%)
Net realized capital gains [1]	5	6	(17%)	9	3	NM
Other income	—	—	—%	2	2	—%
Income (loss) before income taxes	29	(236)	112%	60	(213)	128%
Income tax expense (benefit) [2]	9	(82)	111%	16	(76)	121%
Net income (loss)	$20	$(154)	113%	$44	$(137)	132%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
[2] For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income (Loss)
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Net income (loss) for the three and six months ended June 30, 2017 improved from a net loss in 2016 to net income in 2017, primarily due to the effect of unfavorable asbestos and environmental reserve development in 2016.

Underwriting loss decreased for the three and six months ended June 30, 2017 primarily due to a $268 increase in asbestos and environmental reserves in 2016.
Asbestos and environmental comprehensive annual reserve reviews were performed in the second quarter of 2016. Based on this evaluation, the Company increased its net asbestos and environmental reserves for prior year development by $197 and $71, respectively, in 2016.
In 2017, the Company will complete its annual asbestos and environmental reserve review in the fourth quarter. The Company has an adverse development cover in place that reinsures asbestos and environmental reserve development after December 31, 2016, subject to a limit of $1.5 billion. For a discussion of the adverse development cover and the Company's second quarter 2016 comprehensive annual review of asbestos and environmental reserves, see Part II, Item 7 MD&A, Critical Accounting Estimates, Property & Casualty Other Operations section in the Company’s 2016 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Premiums and other considerations	$824	$808	2%	$1,659	$1,603	3%
Net investment income	88	88	—%	183	176	4%
Net realized capital gains (losses) [1]	13	16	(19)%	21	18	17%
Total revenues	925	912	1%	1,863	1,797	4%
Benefits, losses and loss adjustment expenses	628	634	(1)%	1,279	1,252	2%
Amortization of DAC	8	7	14%	16	15	7%
Insurance operating costs and other expenses	193	196	(2)%	413	390	6%
Total benefits, losses and expenses	829	837	(1)%	1,708	1,657	3%
Income before income taxes	96	75	28%	155	140	11%
Income tax expense [2]	27	20	35%	41	35	17%
Net income	$69	$55	25%	$114	$105	9%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[2]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to the Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Fully insured – ongoing premiums	$802	$790	2%	$1,607	$1,562	3%
Buyout premiums	3	—	NM	14	6	133%
Fee income	19	18	6%	38	35	9%
Total premiums and other considerations	$824	$808	2%	$1,659	$1,603	3%
Fully insured ongoing sales, excluding buyouts	$67	$80	(16)%	$278	$346	(20)%

Ratios, Excluding Buyouts
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Group disability loss ratio	78.9%	79.9%	1.0	80.9%	81.1%	0.2
Group life loss ratio	74.2%	78.1%	3.9	73.6%	76.0%	2.4
Total loss ratio	76.1%	78.5%	2.4	76.9%	78.0%	1.1
Expense ratio	24.5%	25.1%	0.6	26.1%	25.4%	(0.7)

Margin
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Net income margin	7.5%	6.0%	1.5	6.2%	5.9%	0.3
Effect of net capital realized gains (losses), net of tax on after-tax margin	0.8%	0.9%	(0.1)	0.7%	0.6%	0.1
Core earnings margin	6.7%	5.1%	1.6	5.5%	5.3%	0.2

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Net income for the three months ended June 30, 2017 increased primarily due to higher premium and other considerations and lower benefits, losses and loss adjustment expenses. For the six months ended June 30, 2017 net income increased due to higher premium and other considerations and net investment income, partially offset by higher benefits, losses and loss adjustment expenses and state guaranty fund assessments related to the liquidation of a life and health insurance company.
Insurance operating costs and other expenses for the six months ended June 30, 2017 increased 6% due primarily to state guaranty fund assessments of $20 before tax related to the liquidation of a life and health insurance company.

Fully Insured Ongoing Premiums
[1] Other of $51 and $51 is included in the three months ended June 30, 2016, and 2017, respectively, and $102 and $106 for the six months ended June 30, 2016, and 2017, respectively is included in the total.
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Fully insured ongoing premiums increased 2% and 3%, respectively, for the three and six months ended June 30, 2017 due to strong group life and group disability persistency and modest disability pricing increases.
Fully insured ongoing sales, excluding buyouts, for the three months and six months ended June 30, 2017 decreased 16% and 20%, respectively, due to fewer large case sales in 2017.
Ratios

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Total loss ratio for the three and six months ended June 30, 2017 decreased 2.4 points and 1.1 points, respectively, reflecting lower group life and group disability loss ratios. The improvement in the life loss ratio for the three and six months ended June 30, 2017 was largely due to higher mortality severity in 2016. The group disability loss ratio for the three and six months ended June 30, 2017 decreased 1.0 point and 0.2 points, respectively, due to strong recoveries, continued improvements in incidence trends and modest pricing increases partially offset by an adjustment to reflect lower approvals from the Social Security Income Disability program.
Expense ratio decreased 0.6 points for the three months ended June 30, 2017 due to slightly lower insurance operating costs and earned premium growth. For the six months ended June 30, 2017 the expense ratio increased 0.7 points due to state guaranty fund assessments related to the liquidation of a life and health insurance company.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MUTUAL FUNDS
Results of Operations
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Fee income and other revenue	$201	$172	17%	$392	$339	16%
Net investment income	—	1	(100)%	1	1	—%
Total revenues	201	173	16%	393	340	16%
Amortization of DAC	5	6	(17)%	11	11	—%
Operating costs and other expenses	158	135	17%	309	266	16%
Total benefits, losses and expenses	163	141	16%	320	277	16%
Income before income taxes	38	32	19%	73	63	16%
Income tax expense	14	12	17%	26	23	13%
Net income	$24	$20	20%	$47	$40	18%

Daily Average Total Mutual Funds segment AUM	$105,625	$91,289	16%	$103,382	$89,263	16%
Return on Assets ("ROA") [1]
Net income	9.2	8.9	3%	9.2	9.1	1%
Core Earnings	9.2	8.9	3%	9.2	9.1	1%
[1] Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Mutual Funds Segment AUM

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Mutual Fund AUM - beginning of period	$86,798	$73,619	18%	$81,298	$74,413	9%
Sales	6,248	4,087	53%	13,466	8,786	53%
Redemptions	(4,934)	(4,506)	(9)%	(10,819)	(9,391)	(15)%
Net flows	1,314	(419)	NM	2,647	(605)	NM
Change in market value and other	3,144	1,741	81%	7,311	1,133	NM
Mutual Fund AUM - end of period	$91,256	$74,941	22%	$91,256	$74,941	22%
Exchange Traded Products AUM [1]	325		NM	325		NM
Mutual Funds segment AUM before Talcott Resolution	91,581	74,941	22%	91,581	74,941	NM
Talcott Resolution AUM [2]	16,098	16,482	(2)%	16,098	16,482	(2)%
Total Mutual Funds segment AUM	$107,679	$91,423	18%	$107,679	$91,423	18%
[1] Includes AUM of approximately $200 acquired upon acquisition in July 2016 of Lattice Strategies, LLC and subsequent net flows and change in market value.
[2] Talcott Resolution AUM consist of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.
Mutual Fund AUM by Asset Class

	June 30, 2017	June 30, 2016	Change
Equity	$58,047	$46,808	24%
Fixed Income	14,286	12,491	14%
Multi-Strategy Investments [1]	18,923	15,642	21%
Mutual Fund AUM	$91,256	$74,941	22%
[1] Includes balanced, allocation, and alternative investment products.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Net income for the three and six months ended June 30, 2017 increased compared to the prior year period due to higher investment management fees resulting from higher AUM levels and the addition of Schroders' funds, partially offset by higher variable costs including sub-advisory and distribution and services expenses.
Total Mutual Funds segment AUM for the three and six months ended June 30, 2017 increased to $107.7 billion compared to the prior year period of $91.4 billion primarily resulting from positive net flows, the addition of Schroders' funds and market appreciation. The increase in Mutual Fund business AUM was partially offset by the continued runoff of Talcott Resolution AUM.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

TALCOTT RESOLUTION
Results of Operations

Operating Summary
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Earned premiums	$35	$28	25%	$70	$56	25%
Fee income and other	225	231	(3%)	448	472	(5%)
Net investment income [1]	320	348	(8%)	638	673	(5%)
Realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(9)	(2)	NM	(9)	(9)	—%
Other net realized capital gains (losses)	31	5	NM	(14)	(100)	86%
Net realized capital gains (losses) [1]	22	3	NM	(23)	(109)	79%
Total revenues	602	610	(1%)	1,133	1,092	4%
Benefits, losses and loss adjustment expenses	348	346	1%	680	700	(3%)
Amortization of DAC	24	24	—%	43	54	(20%)
Insurance operating costs and other expenses	96	115	(17%)	202	220	(8%)
Total benefits, losses and expenses	468	485	(4%)	925	974	(5%)
Income before income taxes	134	125	7%	208	118	76%
Income tax expense (benefit)	29	21	38%	35	(3)	NM
Net income	$105	$104	1%	$173	$121	43%
Assets Under Management (end of period)
Variable annuity account value	$40,668	$41,738	(3%)
Fixed market value adjusted and payout annuities	7,453	7,901	(6%)
Institutional annuity account value	13,635	15,279	(11%)
Other account value [2]	87,399	86,320	1%
Total account value	$149,155	$151,238	(1%)
Variable Annuity Account Value
Account value, beginning of period	$40,948	$42,500	(4%)	$40,698	$44,245	(8%)
Net outflows	(1,373)	(1,496)	8%	(2,893)	(2,962)	2%
Change in market value and other	1,093	734	49%	2,863	455	NM
Account value, end of period	$40,668	$41,738	(3%)	$40,668	$41,738	(3%)

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[2]
Other account value included $31.2 billion, $14.9 billion, and $41.3 billion as of June 30, 2017 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Other account value included $31.4 billion, $14.5 billion, and 40.5 billion at June 30, 2016 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Account values associated with the Retirement Plans and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance transactions.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Net income for the three months ended June 30, 2017, as compared to the prior year period, was relatively flat. Higher net realized capital gains, lower expense and interest credited due to the continued run off of the annuity block were offset by lower net investment income and fee income due to the run off of the annuity block.
Net income for the six months ended June 30, 2017, as compared to the prior year period, increased primarily due to lower net realized capital losses in 2017. Net realized capital losses were down due to higher net gains on sales of investments in the first half of 2017, a decrease in losses on the modified coinsurance reinsurance contract related to the individual life business reinsured with Prudential, partially offset by an increase in losses on the variable annuity hedge program. Apart from the lower net realized capital losses, earnings rose due to an increase in unlock benefit and lower interest credited, partially offset by lower net investment income, lower tax benefits recognized in the current year period and lower fee income due to the continued run off of the variable annuity block.
For the three and six months ended June 30, 2017, net investment income decreased due to the run off of the annuity business assets under management, partially offset by higher limited partnership investment income in the six month period.

Total Account Value
June 30, 2017 compared to June 30, 2016
Account value decreased by approximately $2 billion to $149 billion due to outflows from institutional annuity due to the transfer of $1.6 billion of Hartford pension assets to a third party provider (see Note 15 Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements) and net outflows in variable annuity account value, partially offset by market appreciation.
Variable annuity net outflows were approximately $1.4 billion and $2.9 billion respectively, for the three and six months ended June 30, 2017, due to the continued run off of the business.
Variable Annuity Annualized Full Surrender Rate
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Variable annuity annualized full surrender rate for the three months ended June 30, 2017, compared to the prior year period, decreased to 7.3%. For the six months ended June 30, 2017, compared to the prior year period, the variable annuity annualized full surrender rate increased to 7.6%. In general, as the block of variable annuity contracts ages, the

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

remaining in-force contracts are less likely to surrender. However, full surrender rates can fluctuate from period to period.
Contract Counts (in thousands)
June 30, 2017 compared to June 30, 2016
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2017	2016	Change	2017	2016	Change
Fee income [1]	$1	$1	—%	$2	$2	—%
Net investment income	5	6	(17%)	9	17	(47%)
Net realized capital losses	(2)	(1)	(100%)	(2)	(5)	60%
Total revenues	4	6	(33%)	9	14	(36%)
Insurance operating costs and other expenses [1]	5	(1)	NM	9	5	80%
Pension settlement	750	—	NM	750	—	NM
Interest expense	81	85	(5%)	164	171	(4%)
Total benefits, losses and expenses	836	84	NM	923	176	NM
Loss before income taxes	(832)	(78)	NM	(914)	(162)	NM
Income tax benefit	(292)	(82)	NM	(328)	(137)	(139%)
Net income (loss)	$(540)	$4	NM	$(586)	$(25)	NM

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense included in insurance operating costs and other expenses.

Net Loss
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Net loss for the three months ended June 30, 2017 decreased from net income in the prior year period primarily due to a pension settlement charge of $488, after tax. The settlement charge relates to the purchase of a group annuity contract to transfer $1.6 billion of certain U.S. qualified pension plan liabilities to a third-party. For the six months ended June 30,

2017, net loss increased primarily due to the pension settlement charge.
Interest Expense
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Interest expense for the three and six months ended June 30, 2017 decreased primarily due to a decrease in outstanding debt due to debt maturities and the paydown of senior notes. Since June 30, 2016, $691 of senior notes have either matured or been paid down.
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
Primary Catastrophe Treaty Reinsurance Coverages as of June 30, 2017

Coverage	Effective for the period	% of layer(s) reinsurance	Per occurrence limit		Retention
Property losses arising from a single catastrophe event [1] [2]	1/1/2017 to 1/1/2018	88%	$800		$350
Property catastrophe losses from a Personal Lines Florida hurricane	6/1/2017 to 6/1/2018	90%	$107	[3]	$33
Workers compensation losses arising from a single catastrophe event [4]	1/1/2017 to 12/31/2017	80%	$350		$100

[1]	Certain aspects of our principal catastrophe treaty have terms that extend beyond the traditional one year term. While overall treaty is placed at 88%, each layer's placement varies slightly.

[2]	$50 of the property occurrence treaty can alternatively be used as part of the Property Aggregate treaty referenced below.

[3]
The per occurrence limit for Florida Hurricane Catastrophe Fund (FHCF), which is required coverage for homeowners business in Florida,  is estimated to be $107 for the current treaty year, this is calculated on the best of available information from FHCF as of July 2017.

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $100 in 2015, with the threshold increasing to $200 by 2020. Under the program, in any one calendar year, the federal government would pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 83% in 2017, decreasing by 1 point annually to 80% in the year 2020. The Company's estimated deductible under the program is $1.2 billion for 2017. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.
Property & Casualty Reinsurance Recoverables

	As of June 30, 2017	As of December 31, 2016
Paid loss and loss adjustment expenses	$94	$89
Unpaid loss and loss adjustment expenses	2,422	2,449
Gross reinsurance recoverables [1]	$2,516	$2,538
Less: Allowance for uncollectible reinsurance	(166)	(165)
Net reinsurance recoverables	$2,350	$2,373
[1] Excludes reinsurance recoverables classified as held-for-sale as of December 31, 2016 and subsequently transferred to the buyer in connection with the sale of the Company's U.K. property and casualty run-off subsidiaries in May, 2017. For discussion of the sale transaction, see Note 2 - Business Disposition of Notes to Condensed Consolidated Financial Statements.
Group benefits and life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
Group Benefits and Life Insurance Reinsurance Recoverables

Reinsurance Recoverables	As of June 30, 2017	As of December 31, 2016
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$20,915	$20,938
Gross reinsurance recoverables	$20,915	$20,938
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,915	$20,938
[1] No allowance for uncollectible reinsurance is required as of June 30, 2017 and December 31, 2016.
As of June 30, 2017, the Company has reinsurance recoverables from MassMutual and Prudential of $8.4 billion and $11.3 billion, respectively. As of December 31, 2016, the Company had reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $11.1 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of June 30, 2017, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s Condensed Consolidated Stockholders’ Equity.
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
As of June 30, 2017, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
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
For the company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in two legal entities that have a threshold greater than zero. The maximum combined threshold for a single counterparty across all legal entities that use derivatives and have a threshold greater than zero is $10. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2017, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives and have a threshold greater than zero was $10. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 12 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
For the six months ended June 30, 2017, the Company incurred no losses on derivative instruments due to counterparty default.
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
For the assets that support its pension plans and other post retirement benefit plans, the Company may be required to make additional plan contributions if equity investments in the plan portfolio decline in value. The asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments. In addition, the pension plans have certain concentration limits and investment quality requirements imposed on permissible investment options.
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
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $40.7 billion as of June 30, 2017 and December 31, 2016.
The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date).

Total Variable Annuity Guarantees as of June 30, 2017
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB [4]	$40.7	$3.1	$0.6	17%	22%
GMWB	$18.1	$0.2	$0.1	5%	17%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total Variable Annuity Guarantees as of December 31, 2016
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB [4]	$40.7	$3.3	$0.7	28%	14%
GMWB	$18.3	$0.2	$0.1	7%	13%

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

[4]
Includes contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries. Such contracts had $1.6 billion of account value as June 30, 2017 and $1.5 billion as of December 31, 2016.

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
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of June 30, 2017 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis (before tax and DAC) as of June 30, 2017 [1]
	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(5)	$—	$(4)	$240	$94	$(59)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$(1)	$—	$(1)	$3	$1	$(1)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(65)	$(13)	$60	$126	$25	$(112)

[1]	These sensitivities are based on the following key market levels as of June 30, 2017: 1) S&P of 2,423; 2) 10yr US swap rate of 2.32%; and 3) S&P 10yr volatility of 25.11%.
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

The Company has foreign currency exchange risk primarily in non-U.S. dollar denominated fixed maturity investments, foreign denominated cash and a yen denominated fixed payout annuity. In addition, the Company’s Talcott Resolution segment formerly issued non-U.S. dollar denominated funding agreement liability contracts.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities by Credit Quality
	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,242	$7,510	13.0%	$7,474	$7,626	13.6%
AAA	6,929	7,231	12.5%	6,733	6,969	12.5%
AA	9,554	10,020	17.3%	8,764	9,182	16.4%
A	14,452	15,574	26.9%	14,169	14,996	26.8%
BBB	13,446	14,204	24.5%	13,399	13,901	24.8%
BB & below	3,177	3,295	5.8%	3,266	3,329	5.9%
Total fixed maturities, AFS	$54,800	$57,834	100%	$53,805	$56,003	100%
The fair value of securities increased, as compared to December 31, 2016, primarily due to purchases of highly rated CLOs and tax-exempt municipal bonds, as well as higher valuations as a result of tighter credit spreads and a decrease in long-term interest rates. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type
	June 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,987	$14	$(16)	$1,985	3.4%	$2,057	$10	$(30)	$2,037	3.6%
Small business	84	4	(1)	87	0.2%	86	3	(1)	88	0.2%
Other	279	3	—	282	0.5%	253	4	—	257	0.5%
Collateralized debt obligations ("CDOs")
CLOs	2,418	3	(3)	2,418	4.2%	1,597	7	(4)	1,600	2.9%
Other	9	30	—	39	0.1%	256	60	—	316	0.6%
CMBS
Agency [1]	1,661	32	(14)	1,679	2.9%	1,439	24	(20)	1,443	2.6%
Bonds	2,686	73	(19)	2,740	4.7%	2,681	62	(33)	2,710	4.7%
Interest only (“IOs”)	738	22	(6)	754	1.3%	787	11	(15)	783	1.4%
Corporate
Basic industry	1,092	79	(1)	1,170	2.0%	1,071	61	(9)	1,123	2.0%
Capital goods	1,693	115	(6)	1,802	3.1%	1,522	110	(15)	1,617	2.9%
Consumer cyclical	1,419	89	(3)	1,505	2.6%	1,517	78	(10)	1,585	2.8%
Consumer non-cyclical	3,380	243	(15)	3,608	6.2%	3,792	206	(45)	3,953	7.1%
Energy	2,221	169	(15)	2,375	4.1%	2,098	142	(17)	2,223	4.0%
Financial services	5,058	336	(12)	5,382	9.3%	4,806	262	(32)	5,036	9.0%
Tech./comm.	3,379	356	(7)	3,728	6.4%	3,385	265	(20)	3,630	6.5%
Transportation	914	56	(2)	968	1.7%	896	46	(7)	935	1.7%
Utilities	4,803	384	(42)	5,145	8.9%	5,024	326	(65)	5,285	9.3%
Other	348	15	(2)	361	0.6%	269	14	(4)	279	0.5%
Foreign govt./govt. agencies	1,249	56	(8)	1,297	2.2%	1,164	33	(26)	1,171	2.1%
Municipal bonds
Taxable	1,538	137	(9)	1,666	2.9%	1,497	116	(20)	1,593	2.8%
Tax-exempt	9,923	715	(20)	10,618	18.4%	9,328	616	(51)	9,893	17.7%
RMBS
Agency	1,791	39	(5)	1,825	3.2%	2,493	39	(28)	2,504	4.5%
Non-agency	268	4	(1)	271	0.5%	178	3	(1)	180	0.3%
Alt-A	117	4	—	121	0.2%	117	2	—	119	0.2%
Sub-prime	1,955	48	(1)	2,002	3.5%	1,950	22	(8)	1,964	3.5%
U.S. Treasuries	3,790	235	(19)	4,006	6.9%	3,542	182	(45)	3,679	6.6%
Fixed maturities, AFS	54,800	3,261	(227)	57,834	100%	53,805	2,704	(506)	56,003	100%
Equity securities
Financial services	176	26	—	202	19.1%	203	15	(1)	217	19.8%
Other	788	85	(20)	853	80.9%	817	81	(18)	880	80.2%
Equity securities, AFS	964	111	(20)	1,055	100%	1,020	96	(19)	1,097	100%
Total AFS securities	$55,764	$3,372	$(247)	$58,889		$54,825	$2,800	$(525)	$57,100
Fixed maturities, FVO				$146					$293

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The fair value of AFS securities increased as compared to December 31, 2016 due to higher valuations as a result of tighter credit spreads and a decrease in long-term interest rates. The Company also reduced its allocation to agency RMBS and reinvested proceeds into CLOs and tax-exempt municipal bonds.
Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturities and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

Financial Services by Credit Quality
	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$33	$35	$2	$13	$15	$2
AA	492	513	21	583	602	19
A	2,372	2,548	176	2,219	2,354	135
BBB	2,082	2,203	121	1,856	1,934	78
BB & below	255	285	30	338	348	10
Total [1]	$5,234	$5,584	$350	$5,009	$5,253	$244
[1]Includes equity, AFS securities with an amortized cost and fair value of $176 and $202, respectively as of June 30, 2017 and an amortized cost and fair value of $203 and $217, respectively, as of December 31, 2016 included in the Securities by Type table above.
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

Exposure to CMBS Bonds as of June 30, 2017
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$135	$145	$49	$54	$4	$4	$9	$9	$22	$22	$219	$234
2009	—	—	10	11	—	—	—	—	—	—	10	11
2010	18	19	8	8	—	—	—	—	—	—	26	27
2011	55	58	—	—	15	15	—	—	—	—	70	73
2012	39	40	6	6	21	22	19	18	—	—	85	86
2013	16	16	95	98	102	106	4	4	—	—	217	224
2014	301	311	63	65	73	73	9	9	8	8	454	466
2015	171	172	200	200	207	211	115	119	11	11	704	713
2016	143	142	252	249	121	125	80	84	—	—	596	600
2017	60	60	220	220	—	—	25	26	—	—	305	306
Total	$938	$963	$903	$911	$543	$556	$261	$269	$41	$41	$2,686	$2,740
Credit protection	31.8%		21.5%		14.2%		12.9%		23.2%		22.8%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS Bonds as of December 31, 2016
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$278	$294	$137	$143	$102	$102	$14	$14	$22	$22	$553	$575
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	8	8	—	—	—	—	—	—	26	27
2011	55	59	—	—	13	13	2	2	—	—	70	74
2012	40	41	6	6	30	30	20	18	—	—	96	95
2013	16	17	95	99	110	113	4	4	—	—	225	233
2014	301	309	64	65	72	70	1	1	—	—	438	445
2015	210	210	200	198	207	206	87	87	—	—	704	701
2016	132	130	249	242	113	113	64	64	—	—	558	549
Total	$1,061	$1,090	$759	$761	$647	$647	$192	$190	$22	$22	$2,681	$2,710
Credit protection	33.3%		22.4%		18.0%		16.2%		32.5%		25.3%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, but may include participations.

Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority.

Commercial Mortgage Loans
	June 30, 2017			December 31, 2016
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Whole loans	$5,687	$(1)	$5,686	$5,580	$(19)	$5,561
A-Note participations	110	—	110	136	—	136
Total	$5,797	$(1)	$5,796	$5,716	$(19)	$5,697
[1] Amortized cost represents carrying value prior to valuation allowances, if any.
The Company funded $369 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 62% and a weighted average yield of 4.0% during the six months ended June 30, 2017. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of June 30, 2017 or December 31, 2016.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Municipal Bonds
The following table presents the Company's exposure to

municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds
	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,804	$1,928	AA	$1,809	$1,907	AA
Pre-Refunded [1]	1,673	1,782	AAA	1,590	1,693	AAA
Revenue
Transportation	1,600	1,757	A+	1,591	1,724	A+
Health Care	1,309	1,395	AA-	1,216	1,285	AA-
Water & Sewer	1,092	1,158	AA	1,019	1,066	AA
Education	1,019	1,071	AA	988	1,023	AA
Leasing [2]	840	909	AA-	681	734	AA-
Sales Tax	572	632	AA	574	627	AA
Power	571	611	A+	571	605	A+
Housing	83	89	A	136	140	A
Other	898	952	AA-	650	682	AA-
Total Revenue	7,984	8,574	AA-	7,426	7,886	AA-
Total Municipal	$11,461	$12,284	AA	$10,825	$11,486	AA

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

As of June 30, 2017, the largest issuer concentrations were the state of California, the New York Dormitory Authority, and the New York City Transitional Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2016, the largest issuer concentrations were the state of California, the Commonwealth of Massachusetts, and the New York Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds.

Limited Partnerships and Other Alternative Investments
The following tables present the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds, and private equity funds. Real estate funds consist of investments primarily in real estate equity funds, including some funds with public market exposure, and real estate joint ventures. Private equity funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential as well as limited exposure to public markets.

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$(1)	(1.7)%	$3	3.4%	$4	5.6%	$(15)	(6.2)%
Real estate funds	3	1.9%	11	7.3%	11	3.6%	10	3.3%
Private equity funds	43	13.5%	24	7.6%	95	15.2%	59	9.6%
Other alternative investments	3	3.2%	2	2.1%	8	4.4%	(6)	(3.3)%
Total	$48	8.0%	$40	6.1%	$118	9.9%	$48	3.6%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Hedge funds	$149	6.1%	$155	6.3%
Real estate funds	644	26.3%	629	25.6%
Private equity and other funds	1,263	51.7%	1,291	52.6%
Other alternative investments [1]	389	15.9%	381	15.5%
Total	$2,445	100%	$2,456	100%
[1] Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments. This amount was previously included in hedge funds.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $247 as of June 30, 2017 and have decreased $278, or 53%, from December 31, 2016, primarily due to tighter credit spreads and a decrease in long-term interest rates. As of June 30, 2017, $230 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $17 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily equity securities depressed due to issuer specific deterioration, as well as securities with exposure to commercial real estate which are depressed primarily due to higher rates since the securities were purchased.

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

Unrealized Loss Aging for AFS Securities
	June 30, 2017				December 31, 2016
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	944	$4,953	$4,923	$(30)	2,119	$11,299	$11,037	$(262)
Greater than three to six months	339	1,200	1,185	(15)	1,109	2,039	1,934	(105)
Greater than six to nine months	617	3,318	3,249	(69)	151	484	456	(28)
Greater than nine to eleven months	386	1,277	1,228	(49)	151	452	441	(11)
Twelve months or more	502	1,897	1,813	(84)	657	2,565	2,446	(119)
Total	2,788	$12,645	$12,398	$(247)	4,187	$16,839	$16,314	$(525)

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%
	June 30, 2017				December 31, 2016
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	59	$31	$23	$(8)	83	$24	$18	$(6)
Greater than three to six months	30	5	4	(1)	38	13	9	(4)
Greater than six to nine months	15	—	—	—	21	14	10	(4)
Greater than nine to eleven months	16	8	6	(2)	11	1	—	(1)
Twelve months or more	52	12	6	(6)	56	19	11	(8)
Total	172	$56	$39	$(17)	209	$71	$48	$(23)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other-than-temporary Impairments Recognized in Earnings by Security Type
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
CMBS	$1	$—	$2	$1
Corporate	12	6	12	25
Equity	1	1	1	4
Total	$14	$7	$15	$30
Three and six months ended June 30, 2017
For the three and six months ended June 30, 2017, impairments recognized in earnings included credit impairments of $13 and $14, respectively. These impairments were primarily related to a private issuer experiencing financial difficulty that is currently undergoing a sale and is not expected to generate enough cash flow for the Company to recover the investment. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Non-credit impairments recognized in other comprehensive income were $2 and $4, respectively, for the three and six months ended June 30, 2017.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations.
Three and six months ended June 30, 2016
For the three and six months ended June 30, 2016, impairments recognized in earnings were comprised of credit impairments of $5 and $23, respectively, and intent-to-sell impairments of $1 and $3, respectively, both of which were primarily concentrated in corporate securities. Also, impairments recognized in earnings included impairments on equity securities of $1 and $4, respectively, that were in an unrealized loss position and the Company no longer believed the securities would recover in the foreseeable future.

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

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available at the holding company as of June 30, 2017:

•	$1.2 billion in fixed maturities, short-term investments and cash at HFSG Holding Company

•	Borrowings available under a commercial paper program to a maximum of $1 billion. As of June 30, 2017 there was no commercial paper outstanding

•
A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019. No borrowings were outstanding as of June 30, 2017

Expected liquidity requirements for the next twelve months as of June 30, 2017:

•	$320 maturing debt payment due in March of 2018

•	$500 junior subordinated debt expected to be called in June of 2018

•	$315 of interest on debt

•	$330 of common stockholders dividends, subject to the discretion of the Board of Directors

•	Approximately $300 of expected pension plan contribution

Equity repurchase program:

•	Authorization for equity repurchases of up to $1.3 billion for the period October 31, 2016 through December 31, 2017

•	$650 remaining as of June 30, 2017

•
During the six months ended June 30, 2017, the Company repurchased 13.3 million common shares for $650 million. During the period July 1, 2017 through July 25, 2017 the Company repurchased approximately 1.6 million common shares for $85 under this authorization.

2017 dividend capacity:

•	Dividend capacity of $1.5 billion for property and casualty subsidiaries with $850 of net dividends expected in 2017. During the first six months of 2017, property and casualty subsidiaries paid $566 in dividends to the holding company which included $100 that was subsequently contributed to a run-off P&C subsidiary and $41 of interest payments received by Hartford Fire Insurance Company on an intercompany note with Hartford Holdings, Inc. ("HHI").

•
Dividend capacity of $207 for Hartford Life and Accident Insurance Company ("HLA") with $250 of dividends expected in 2017, subject to regulatory approval. During the first six months of 2017, HLA paid $125 in dividends to the holding company.

•	Dividend capacity of $1 billion for Hartford Life Insurance Company. On January 30, 2017, Hartford Life Insurance Company ("HLIC") paid a dividend of $300.

•	During the first six months of 2017, Mutual Funds paid $34 in dividends to HFSG Holding Company.

•
Over the remainder of 2017, HSFG Holding Company anticipates receiving additional net dividends of approximately $425 from its property-casualty insurance subsidiaries, $300 from HLIC, and $125 from HLA, subject to regulatory approval and approximately $40 from Mutual Funds.

Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc. (Holding Company)
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash, and dividends from its subsidiaries, principally from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities, as needed.
As of June 30, 2017, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.2 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payments of 6.3% senior notes of $320 at maturity in March 2018, redemption of $500 junior subordinated notes in June 2018, and interest payments on debt of approximately $315 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $330.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of June 30, 2017, there were no amounts outstanding from the HFSG Holding Company.

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
Intercompany Liquidity Agreements
On January 5, 2017, Hartford Fire Insurance Company, a subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $230 to Hartford Accident and Indemnity Company, an indirect wholly-owned subsidiary of the Company, under the intercompany liquidity agreement. The note was issued to fund the liquidity needs associated with the $650 ceded premium paid in January 2017 for the adverse development cover with NICO. The Note was repaid on March 29, 2017. The company has $2.0 billion available under the intercompany liquidity agreement as of June 30, 2017.
Equity
During the six months ended June 30, 2017, the Company repurchased 13.3 million common shares for $650. During the period July 1, 2017 through July 25, 2017, the Company repurchased approximately 1.6 million common shares for $85 under this authorization.
For further information about equity repurchases, see Part II. Other Information, Item 2.

Dividends
On July 20, 2017, The Hartford's Board of Directors declared a quarterly dividend of $0.23 per common share payable on October 2, 2017 to common shareholders of record as of September 1, 2017.
On May 18, 2017, The Hartford's Board of Directors declared a quarterly dividend of $0.23 per common share payable on July 3, 2017 to common shareholders of record as of June 1, 2017.
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
Pension Plans and Other Postretirement Benefits
On June 30, 2017, the Company purchased a group annuity contract to transfer approximately $1.6 billion of the Company’s outstanding pension benefit obligations related to certain U.S. retirees, terminated vested participants, and beneficiaries. As a result of this transaction, in the second quarter of 2017, the Company recognized a pre-tax settlement charge of $750 ($488 after-tax) and a reduction to shareholders' equity of $144. In connection with this transaction, the Company expects to make a contribution of approximately $300 to the U.S. qualified pension plan by year-end 2017 in order to maintain the plan’s pre-transaction funded status.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances more restrictive) limitations on the

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of Hartford Life, Inc. ("HLI"), Hartford Holdings, Inc. ("HHI") and other factors. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiaries, regulatory capital requirements and liquidity requirements of the individual operating company.
In 2017, The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. During the first six months of 2017, HFSG Holding Company received approximately $566 in dividends from its P&C insurance subsidiaries. Dividends received from its P&C subsidiaries included $100 which was subsequently contributed to a run-off P&C subsidiary and approximately $41 related to principal and interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company, resulting in a net dividend of $425.
In 2017, Hartford Life and Accident Insurance Company ("HLA") is permitted to pay up to a maximum of $207 in dividends without prior approval from the insurance commissioner. During the first six months of 2017, HFSG Holding Company received approximately $125 in dividends from HLA.
In 2017, Hartford Life Insurance Company ("HLIC") is permitted to pay up to a maximum of $1 billion in dividends to HFSG Holding Company without prior approval from the insurance commissioner. However, to meet the liquidity needed to pay dividends up to the HFSG Holding Company, HLIC may require receiving regulatory approval for extraordinary dividends from HLIC's wholly-owned subsidiary, Hartford Life and Annuity Insurance Company. During the first six months of 2017, HLIC paid dividends of $300.
Over the remainder of 2017, HSFG Holding Company anticipates receiving additional net dividends of approximately $425 from its P&C insurance subsidiaries, $300 from HLIC, and $125 from HLA, subject to regulatory approvals.
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

Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of June 30, 2017, there was no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of June 30, 2017, no borrowings were outstanding under the Credit Facility. As of June 30, 2017, the Company was in compliance with all financial covenants within the Credit Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2017 was $1.3 billion. For this $1.3 billion, the legal entities have posted collateral of $897 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2017, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of June 30, 2017, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require additional $9 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of June 30, 2017, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings was $1.1 billion and $22, respectively. These amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.

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
Property & Casualty Operations
Property & Casualty Operations includes the following fixed maturity securities and short-term investments to meet liquidity needs.

Property & Casualty
As of June 30, 2017
Fixed maturities	$25,780
Short-term investments	1,573
Cash	88
Less: Derivative collateral	99
Total	$27,342
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized capital gains (losses).
Life Operations
Life Operations’ total general account contractholder obligations are supported by $41 billion of cash and total general account invested assets, which includes the following fixed maturity securities and short-term investments to meet liquidity needs.

Life Operations
As of June 30, 2017
Fixed maturities	$31,513
Short-term investments	2,634
Cash	273
Less: Derivative collateral	1,218
Total	$33,202
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
HLIC, an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken is dependent on the asset types pledged to secure the advances. The CTDOI will permit HLIC to pledge up to $1.1 billion in qualifying assets to secure FHLBB advances for 2017. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI in order to exceed these limits. As of June 30, 2017, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations
As of June 30, 2017
Total Life contractholder obligations	$167,087
Less: Separate account assets [1]	116,746
General account contractholder obligations	$50,341
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$24,661
U.S. Fixed MVA annuities [3]	4,912
Other [4]	20,768
General account contractholder obligations	$50,341

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
Capitalization

Capital Structure
	June 30, 2017	December 31, 2016	Change
Short-term debt (includes current maturities of long-term debt)	$320	$416	(23)%
Long-term debt	4,817	4,636	4%
Total debt [1]	5,137	5,052	2%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	16,794	17,240	(3)%
AOCI, net of tax	494	(337)	NM
Total stockholders’ equity	$17,288	$16,903	2%
Total capitalization including AOCI	$22,425	$21,955	2%
Debt to stockholders’ equity	30%	30%
Debt to capitalization	23%	23%

[1]	Total debt of the Company excludes $10 and $20 of consumer notes as of June 30, 2017 and December 31, 2016, respectively.
Total capitalization increased $470, or 2%, as of June 30, 2017 compared to December 31, 2016 primarily due to increases in AOCI and net income for the six month period, partially offset by share repurchases and stockholder dividends.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 14 - Changes In and

Reclassifications From Accumulated Other Comprehensive Income, and Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
Cash Flow

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$894	$816
Net cash provided (used) by investing activities	$(1,476)	$341
Net cash used for financing activities	$—	$(1,132)
Cash – end of period	$362	$461
Cash provided by operating activities increased in 2017 as compared to the prior year period due to a decrease in benefits and losses paid and a decrease in income taxes paid, partially offset by a $650 premium payment to reinsure adverse development on asbestos and environmental reserves.
Cash used by investing activities in 2017 primarily relates to net payments for short-term investments of $1,453 and net payments for derivatives of $40. Cash provided by investing activities in 2016 primarily relates to net proceeds from available-for-sale securities of $578 and net proceeds from derivatives of $295, partially offset by net payments for short-term investments of $666.
Cash used for financing activities in 2017 consists primarily of net payments for deposits, transfers and withdrawals

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

for investments and universal life products of $574 and the repurchase of common shares outstanding, offset by an increase in cash from securities loaned or sold under agreements to repurchase securities. Cash used for financing activities in 2016 consists primarily of acquisitions of treasury stock of $700 and net payments for deposits, transfers and withdrawals for investments and universal life products of $402.
Operating cash flows for the six months ended June 30, 2017 have been adequate to meet liquidity requirements.
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

Insurance Financial Strength Ratings as of July 25, 2017
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

Statutory Capital

Statutory Capital Roll Forward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries	Life Insurance Subsidiaries	Total
U.S. statutory capital at January 1, 2017	$8,261	$6,022	$14,283
Variable annuity surplus impacts	—	17	17
Statutory earnings (excluding VA for Life)	739	226	965
Dividends to parent	(425)	(425)	(850)
Other items	(199)	64	(135)
Net change to U.S. statutory capital	115	(118)	(3)
U.S. statutory capital at June 30, 2017	$8,376	$5,904	$14,280

Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
Legislative and Regulatory Developments
Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act")
The outcome of efforts underway in Congress to repeal and replace the Affordable Care Act (ACA) may have an impact on various aspects of our business, including our insurance businesses. It is unclear what a replacement of the ACA would entail, and to what extent there may be a transition period for the phase out of the ACA. The impact to The Hartford as an employer will be consistent with other large employers. The Hartford’s core business does not involve the issuance of health insurance, and we have not observed any material impacts on the Company’s workers’ compensation business or group benefits business from the enactment of the ACA. We will continue to monitor the impact of the ACA and any reforms on consumer, broker and medical provider behavior for leading indicators of changes in medical costs or loss payments primarily on the Company's workers' compensation and disability liabilities
United States Department of Labor Fiduciary Rule
On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a final regulation expanding the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Code. The DOL also extended the applicability date for the final rule from April 10, 2017 to June 9, 2017. Implementation is being phased in, with the regulation scheduled to be in full effect by January 1, 2018. As part of a stated intent to continue to study the rule, the DOL published  a Request for Information on July 6, 2017. It is seeking comment generally on a delay of the January 1, 2018 applicability date, as well as a number of other questions on compliance and the implementation of provisions currently scheduled to go into effect on January 1, 2018.
The impact of the new regulation on our mutual fund business is difficult to assess because the regulation is new and is still being studied. While we continue to analyze the regulation, we believe the regulation may impact the compensation paid to the financial intermediaries who sell our mutual funds to their retirement clients and could negatively impact our mutual funds business.
In 2016, several plaintiffs, including insurers and industry groups such as the U.S. Chamber of Commerce and the Securities Industry and Financial Markets Association (SIFMA), filed a lawsuit against the DOL challenging the constitutionality of the fiduciary rule, and the DOL's rulemaking authority. In most cases, the district courts have entered a summary judgment in favor of the DOL. Certain cases were appealed to the Fifth Circuit and on July 5, 2017, the DOL filed a brief in support of upholding the rule. We continue to monitor potential effects of case law and the regulatory landscape on our mutual funds business.

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

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2017.
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
The Company's authorization for equity repurchases is $1.3 billion for the period commencing October 31, 2016 through December 31, 2017.

Repurchases of Common Stock by the Issuer for the Three Months Ended June 30, 2017
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2017 - April 30, 2017	2,234,700	$47.90	2,234,700	$868
May 1, 2017 - May 31, 2017	2,420,746	$49.16	2,420,746	$749
June 1, 2017 - June 30, 2017	1,934,733	$51.21	1,934,733	$650
Total	6,590,179	$49.34	6,590,179
.

Part II - Item 6. Exhibits

Item 6. EXHIBITS

See Exhibits Index on page	134.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	July 27, 2017	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2017
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
2.01
Commitment Agreement by and between The Hartford Financial Services Group, Inc., The Prudential Insurance Company of America  and State Street Global Advisors Trust Company, as the Independent Fiduciary of The Hartford Retirement Plan for U.S. Employees, dated as of June 23, 2017** ^

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
^
Confidential treatment has been requested for certain portions of this agreement. Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission on request.