Form 10-Q
period 2017-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2017-10-26
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 24, 2017, there were outstanding 356,718,683 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2017 and 2016, and statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 26, 2017

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2017	2016	2017	2016
	(Unaudited)
Revenues
Earned premiums	$3,474	$3,484	$10,437	$10,332
Fee income	460	452	1,381	1,338
Net investment income	729	772	2,172	2,203
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	(5)	(15)	(24)	(50)
OTTI losses recognized in other comprehensive income (“OCI”)	3	1	7	6
Net OTTI losses recognized in earnings	(2)	(14)	(17)	(44)
Other net realized capital gains (losses)	(1)	(3)	69	(75)
Total net realized capital gains (losses)	(3)	(17)	52	(119)
Other revenues	24	24	66	67
Total revenues	4,684	4,715	14,108	13,821
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,994	2,780	8,518	8,563
Amortization of deferred policy acquisition costs ("DAC")	357	403	1,088	1,145
Insurance operating costs and other expenses	995	918	3,652	2,777
Interest expense	82	86	246	257
Total benefits, losses and expenses	4,428	4,187	13,504	12,742
Income before income taxes	256	528	604	1,079
Income tax expense	22	90	32	102
Net income	$234	$438	$572	$977
Net income per common share
Basic	$0.65	$1.14	$1.56	$2.50
Diluted	$0.64	$1.12	$1.54	$2.45
Cash dividends declared per common share	$0.23	$0.21	$0.69	$0.63
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
	(Unaudited)
Net income (loss)	$234	$438	$572	$977
Other comprehensive income (loss):
Changes in net unrealized gain on securities	85	22	564	1,180
Changes in OTTI losses recognized in other comprehensive income	(1)	5	(1)	2
Changes in net gain on cash flow hedging instruments	(14)	(28)	(33)	42
Changes in foreign currency translation adjustments	14	78	21	65
Changes in pension and other postretirement plan adjustments	7	10	371	27
OCI, net of tax	91	87	922	1,316
Comprehensive income	$325	$525	$1,494	$2,293
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $54,478 and $53,805)	$57,669	$56,003
Fixed maturities, at fair value using the fair value option	82	293
Equity securities, available-for-sale, at fair value (cost of $1,010 and $1,020)	1,112	1,097
Mortgage loans (net of allowances for loan losses of $1 and $19)	6,058	5,697
Policy loans, at outstanding balance	1,418	1,444
Limited partnerships and other alternative investments	2,533	2,456
Other investments	365	403
Short-term investments	3,756	3,244
Total investments	72,993	70,637
Cash (includes variable interest entity assets, at fair value, of $0 and $5)	333	882
Premiums receivable and agents’ balances, net	3,804	3,731
Reinsurance recoverables, net	23,323	23,311
Deferred policy acquisition costs	1,635	1,711
Deferred income taxes, net	2,766	3,281
Goodwill	567	567
Property and equipment, net	962	991
Other assets	2,202	1,786
Assets held for sale	—	870
Separate account assets	115,626	115,665
Total assets	$224,211	$223,432
Liabilities
Unpaid losses and loss adjustment expenses	$28,232	$27,605
Reserve for future policy benefits	14,247	13,929
Other policyholder funds and benefits payable	30,151	31,176
Unearned premiums	5,528	5,499
Short-term debt	320	416
Long-term debt	4,818	4,636
Other liabilities (includes variable interest entity liabilities of $0 and $5)	8,056	6,992
Liabilities held for sale	—	611
Separate account liabilities	115,626	115,665
Total liabilities	$206,978	$206,529
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 402,923,222 and 402,923,222 shares issued	$4	$4
Additional paid-in capital	5,191	5,247
Retained earnings	13,434	13,114
Treasury stock, at cost — 45,382,811 and 28,974,069 shares	(1,981)	(1,125)
Accumulated other comprehensive income ("AOCI"), net of tax	585	(337)
Total stockholders’ equity	$17,233	$16,903
Total liabilities and stockholders’ equity	$224,211	$223,432
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Nine Months Ended September 30,
(In millions, except for share data)	2017	2016
	(Unaudited)
Common Stock	$4	$5
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	5,247	8,973
Issuance of shares under incentive and stock compensation plans	(68)	(129)
Stock-based compensation plans expense	77	58
Tax benefit on employee stock options and share-based awards	—	2
Issuance of shares for warrant exercise	(65)	(11)
Additional Paid-in Capital, end of period	5,191	8,893
Retained Earnings
Retained Earnings, beginning of period	13,114	12,550
Net income	572	977
Dividends declared on common stock	(252)	(245)
Retained Earnings, end of period	13,434	13,282
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,125)	(3,557)
Treasury stock acquired	(975)	(1,050)
Issuance of shares under incentive and stock compensation plans	90	134
Net shares acquired related to employee incentive and stock compensation plans	(36)	(47)
Issuance of shares for warrant exercise	65	11
Treasury Stock, at cost, end of period	(1,981)	(4,509)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Loss, net of tax, beginning of period	(337)	(329)
Total other comprehensive income	922	1,316
Accumulated Other Comprehensive Income, net of tax, end of period	585	987
Total Stockholders’ Equity	$17,233	$18,658

Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	373,949	401,821
Treasury stock acquired	(19,281)	(24,652)
Issuance of shares under incentive and stock compensation plans	2,078	3,297
Return of shares under incentive and stock compensation plans to treasury stock	(718)	(1,091)
Issuance of shares for warrant exercise	1,512	273
Common Shares Outstanding, at end of period	357,540	379,648
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2017	2016
Operating Activities	(Unaudited)
Net income	$572	$977
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(52)	119
Amortization of deferred policy acquisition costs	1,088	1,145
Additions to deferred policy acquisition costs	(1,039)	(1,052)
Depreciation and amortization	300	296
Pension settlement	747	—
Other operating activities, net	328	119
Change in assets and liabilities:
Decrease in reinsurance recoverables	43	349
Increase (decrease) in deferred and accrued income taxes	64	(51)
Increase in unpaid losses and loss adjustment expenses, reserve for future policy benefits, and unearned premiums	845	403
Net change in other assets and other liabilities	(1,372)	(900)
Net cash provided by operating activities	1,524	1,405
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	21,371	17,007
Fixed maturities, fair value option	140	163
Equity securities, available-for-sale	599	562
Mortgage loans	558	325
Partnerships	190	656
Payments for the purchase of:
Fixed maturities, available-for-sale	(22,021)	(16,141)
Fixed maturities, fair value option	—	(94)
Equity securities, available-for-sale	(517)	(384)
Mortgage loans	(943)	(305)
Partnerships	(344)	(298)
Net (payments for) proceeds from derivatives	(98)	154
Net increase in policy loans	27	14
Net additions to property and equipment	(129)	(183)
Net payments for short-term investments	(523)	(388)
Other investing activities, net	(17)	32
Proceeds from business sold, net of cash transferred	222	—
Acquisitions, net of cash acquired	—	(175)
Net cash provided (used) by investing activities	(1,485)	945
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,628	3,381
Withdrawals and other deductions from investment and universal life-type contracts	(10,623)	(11,737)
Net transfers from separate accounts related to investment and universal life-type contracts	6,080	7,734
Repayments at maturity or settlement of consumer notes	(12)	(14)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	1,434	(38)
Repayment of debt	(416)	—
Proceeds from the issuance of debt	500	—
Net (return) issuance of shares under incentive and stock compensation plans	(16)	10
Treasury stock acquired	(975)	(1,050)
Dividends paid on common stock	(258)	(253)
Net cash used for financing activities	(658)	(1,967)
Foreign exchange rate effect on cash	70	(21)
Net (decrease) increase in cash	(549)	362
Cash – beginning of period	882	448
Cash – end of period	$333	$810
Supplemental Disclosure of Cash Flow Information
Income tax received (paid)	$3	$(131)
Interest paid	$205	$239
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
Adoption of New Accounting Standards
Stock Compensation
On January 1, 2017 the Company adopted new stock compensation guidance issued by the Financial Accounting Standards Board ("FASB") on a prospective basis. The updated guidance requires the excess tax benefit or tax deficiency on vesting or settlement of stock-based awards to be recognized in earnings as an income tax benefit or expense, respectively, instead of as an adjustment to additional paid-in capital. The new guidance also requires the related cash flows to be presented in operating activities instead of in financing activities. The amount of excess tax benefit or tax deficiency realized on vesting or settlement of awards depends upon the difference between the market value of awards at vesting or settlement and the grant date fair value recognized through compensation expense. The excess tax benefit or tax deficiency is a discrete item in the reporting period in which it occurs and is not considered in determining the annual estimated effective tax rate for interim reporting. The excess tax benefit recognized in earnings for the three and nine months ended September 30, 2017 was $4 and $12, respectively, and the excess tax benefit recognized in additional paid-in capital for the nine months ended September 30, 2016 was $2.
Future Adoption of New Accounting Standards
Hedging Activities
In August 2017, the FASB issued updated guidance on hedge accounting. The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness will be reported in the same income statement line with the effective hedge results and the hedged transaction. For cash flow hedges, the ineffectiveness will be recognized in earnings only when the hedged transaction affects earnings; otherwise, the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

ineffectiveness gains or losses will remain in accumulated other comprehensive income (AOCI). Under current accounting, total hedge ineffectiveness is reported separately in realized gains and losses apart from the hedged transaction. The updated guidance is effective January 1, 2019 through a cumulative effect adjustment that will reclassify cumulative ineffectiveness on open cash flow hedges from retained earnings to AOCI. Early adoption is permitted as of the beginning of a year. The Company has not yet determined the timing for adoption or estimated the effect on the Company’s financial statements.
Revenue Recognition
In May 2014, the FASB issued updated guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services, and this accounting guidance is similar to current accounting for many transactions. This guidance is effective retrospectively on January 1, 2018, with a choice of restating prior periods or recognizing a cumulative effect for contracts in place as of the adoption. The Company will adopt on January 1, 2018, and has not determined its method for adoption.  Based on current evaluations, the Company will likely present fee income within the Mutual Funds segment gross of related distribution costs that are currently netted against revenues.  Fee income has been reported net of distribution costs of $139 and$184 for the nine months ended September 30, 2017, and the year ended December 31, 2016, respectively. The adoption is not expected to have a material effect on the Company’s financial position, cash flows or net income.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Disposition

Sale of U.K. business
On May 10, 2017, the Company completed the sale of its U.K. property and casualty run-off subsidiaries, Hartford Financial Products International Limited and Downlands Liability Management Limited, in a cash transaction to Catalina Holdings U.K. Limited ("buyer"), for approximately $272, net of transaction costs. The Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. Prior to sale, revenues and earnings for 2017 and 2016 were not material to the Company's consolidated results of operations.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2017	2016	2017	2016
Earnings
Net income	$234	$438	$572	$977
Shares
Weighted average common shares outstanding, basic	360.2	383.8	365.9	391.4
Dilutive effect of stock compensation plans	4.5	3.2	4.1	3.5
Dilutive effect of warrants	2.3	3.5	2.6	3.6
Weighted average common shares outstanding and dilutive potential common shares	367.0	390.5	372.6	398.5
Net income per common share
Basic	$0.65	$1.14	$1.56	$2.50
Diluted	$0.64	$1.12	$1.54	$2.45

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information

The Company currently conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category.

The Company's revenues are generated primarily in the United States ("U.S."). Any foreign sourced revenue is immaterial.
Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial Lines [1]	$90	$268	$579	$730
Personal Lines [1]	8	33	65	6
Property & Casualty Other Operations	18	31	62	(106)
Group Benefits	71	62	185	167
Mutual Funds	26	21	73	61
Talcott Resolution	80	78	253	199
Corporate	(59)	(55)	(645)	(80)
Net income	$234	$438	$572	$977

[1]
For the three and nine months ended September 30, 2016 there was a segment change which resulted in a movement from Commercial Lines to Personal Lines of $4 and $10, respectively, of net servicing income associated with our participation in the National Flood Insurance Program.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$828	$775	$2,461	$2,309
Liability	150	156	450	447
Package business	325	318	965	940
Automobile	155	162	477	474
Professional liability	63	58	183	166
Bond	59	56	172	163
Property	152	162	451	480
Total Commercial Lines [1]	1,732	1,687	5,159	4,979
Personal Lines
Automobile	653	693	1,975	2,065
Homeowners	279	297	843	895
Total Personal Lines [1] [2]	932	990	2,818	2,960
Group Benefits
Group disability	386	378	1,146	1,128
Group life	383	383	1,176	1,134
Other	53	51	159	153
Total Group Benefits	822	812	2,481	2,415
Mutual Funds
Mutual Fund	179	153	522	442
Talcott	24	25	73	75
Total Mutual Funds	203	178	595	517
Talcott Resolution	245	268	763	796
Corporate	—	1	2	3
Total earned premiums and fee income	3,934	3,936	11,818	11,670
Net investment income	729	772	2,172	2,203
Net realized capital gains (losses)	(3)	(17)	52	(119)
Other revenues	24	24	66	67
Total revenues	$4,684	$4,715	$14,108	$13,821

[1]
Commercial Lines includes installment fees of $9 and $28, respectively, for the three and nine months ended September 30, 2017 and $10 and $29, respectively, for the three and nine months ended September 30, 2016. Personal Lines includes installment fees of $11 and $33, respectively, for the three and nine months ended September 30, 2017 and $10 and $29, respectively, for the three and nine months ended September 30, 2016.

[2]
For the three months ended September 30, 2017 and 2016, AARP members accounted for earned premiums of $801 and $825, respectively. For the nine months ended September 30, 2017 and 2016, AARP members accounted for earned premiums of $2.4 billion and $2.4 billion, respectively.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,305	$—	$2,249	$56
Collateralized debt obligations ("CDOs")	2,395	—	2,207	188
Commercial mortgage-backed securities ("CMBS")	5,120	—	5,027	93
Corporate	25,746	—	24,707	1,039
Foreign government/government agencies	1,365	—	1,332	33
Bonds of municipalities and political subdivisions ("municipal bonds")	12,435	—	12,349	86
Residential mortgage-backed securities ("RMBS")	4,205	—	2,255	1,950
U.S. Treasuries	4,098	338	3,760	—
Total fixed maturities	57,669	338	53,886	3,445
Fixed maturities, FVO	82	—	82	—
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	1,112	840	155	117
Derivative assets
Credit derivatives	8	—	8	—
Foreign exchange derivatives	(4)	—	(4)	—
Interest rate derivatives	2	—	2	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	39	—	(1)	40
Macro hedge program	158	—	—	158
Total derivative assets [2]	203	—	5	198
Short-term investments	3,756	1,922	1,834	—
Reinsurance recoverable for GMWB	51	—	—	51
Modified coinsurance reinsurance contracts	57	—	57	—
Separate account assets [3]	113,197	74,053	38,019	226
Total assets accounted for at fair value on a recurring basis	$176,138	$77,164	$94,038	$4,037
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable (GMWB embedded derivative)	$(93)	$—	$—	$(93)
Derivative liabilities
Credit derivatives	(3)	—	(3)	—
Equity derivatives	2	—	—	2
Foreign exchange derivatives	(270)	—	(270)	—
Interest rate derivatives	(479)	—	(452)	(27)
GMWB hedging instruments	26	—	42	(16)
Macro hedge program	8	—	(17)	25
Total derivative liabilities [4]	(716)	—	(700)	(16)
Contingent consideration [5]	(28)	—	—	(28)
Total liabilities accounted for at fair value on a recurring basis	$(837)	$—	$(700)	$(137)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

[3]
Approximately $2.4 billion and $4.0 billion of investment sales receivable, as of September 30, 2017, and December 31, 2016, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $899 and $1.0 billion of investments, as of September 30, 2017 and December 31, 2016, respectively, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

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

The fair value of free-standing derivative instruments is determined primarily using a discounted cash flow model or option model technique and incorporate counterparty credit risk. In some cases, quoted market prices for exchange-traded and OTC-cleared derivatives may be used and in other cases independent broker quotes may be used. The pricing valuation models primarily use inputs that are observable in the market or can be corroborated by observable market data. The valuation of certain derivatives may include significant inputs that are unobservable, such as volatility levels, and reflect the Company’s view of what other market participants would use when pricing such instruments. Unobservable market data is used in the valuation of customized derivatives that are used to hedge certain GMWB variable annuity riders. See the section “GMWB Embedded, Customized, and Reinsurance Derivatives” below for further discussion of the valuation model used to value these customized derivatives.
Valuation Controls
The fair value process for investments is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The purpose of the committee is to oversee the pricing policy and procedures, as well as to approve changes to valuation methodologies and pricing sources. Controls and procedures used to assess third-party pricing services are reviewed by the Valuation Committee, including the results of annual due-diligence reviews.
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
Fixed Maturity Investments
Structured securities (includes ABS, CDOs, CMBS and RMBS)

• Benchmark yields and spreads
• Monthly payment information
• Collateral performance, which varies by vintage year and includes delinquency rates, loss severity rates and refinancing assumptions
• Credit default swap indices

Other inputs for ABS and RMBS:
• Estimate of future principal prepayments, derived from the characteristics of the underlying structure
• Prepayment speeds previously experienced at the interest rate levels projected for the collateral

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2017
CMBS [3]	$49	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,816 bps	352 bps	Decrease
Corporate [4]	$496	Discounted cash flows	Spread	102 bps	940 bps	270 bps	Decrease
Municipal [3]	$70	Discounted cash flows	Spread	184 bps	239 bps	201 bps	Decrease
RMBS [3]	$1,950	Discounted cash flows	Spread	26 bps	501 bps	76 bps	Decrease
			Constant prepayment rate	—%	13%	5%	Decrease [5]
			Constant default rate	2%	9%	4%	Decrease
			Loss severity	—%	100%	68%	Decrease
As of December 31, 2016
CMBS [3]	$52	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	10 bps	1,273 bps	366 bps	Decrease
Corporate [4]	$510	Discounted cash flows	Spread	122 bps	1,302 bps	359 bps	Decrease
Municipal [3]	$101	Discounted cash flows	Spread	135 bps	286 bps	221 bps	Decrease
RMBS [3]	$1,963	Discounted cash flows	Spread	16 bps	1,830 bps	192 bps	Decrease
			Constant prepayment rate	—%	20%	4%	Decrease [5]
			Constant default rate	—%	11%	5%	Decrease
			Loss severity	—%	100%	75%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of September 30, 2017
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	2%	3%	Decrease
Interest rate swaptions [2]	$2	Option model	Interest rate volatility	2%	3%	Increase
GMWB hedging instruments
Equity variance swaps	$(40)	Option model	Equity volatility	12%	19%	Increase
Equity options	$2	Option model	Equity volatility	27%	27%	Increase
Customized swaps	$62	Discounted cash flows	Equity volatility	7%	30%	Increase
Macro hedge program [3]
Equity options	$190	Option model	Equity volatility	15%	30%	Increase
As of December 31, 2016
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions [2]	$8	Option model	Interest rate volatility	2%	2%	Increase
GMWB hedging instruments
Equity variance swaps	$(36)	Option model	Equity volatility	20%	23%	Increase
Equity options	$17	Option model	Equity volatility	27%	30%	Increase
Customized swaps	$100	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program [3]
Equity options	$188	Option model	Equity volatility	17%	28%	Increase

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
The tables above exclude the portion of ABS, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the three and nine months ended September 30, 2017, no significant adjustments were made by the Company to broker prices received.

Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $463 and $1.8 billion for the three and nine months ended September 30, 2017 and $508 and $1.3 billion for three and nine months ended September 30, 2016, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three and nine months ended September 30, 2017 and 2016, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three and nine months ended September 30, 2017 and 2016, for the transfers into and out of Level 3.

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
As of September 30, 2017
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	7%	30%	Increase
As of December 31, 2016
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	12%	30%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 45% and 39% were subject to significant liquidation restrictions as of September 30, 2017 and December 31, 2016, respectively. Total limited partnerships that do not allow any form of redemption were 16% and 11% as of September 30, 2017 and December 31, 2016, respectively. Separate account assets classified as Level 3 primarily include subprime RMBS and commercial mortgage loans.

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

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of September 30, 2017
Assets
Fixed Maturities, AFS
ABS	$96	$—	$—	$—	$(6)	$(6)	$7	$(35)	$56
CDOs	339	—	(1)	29	—	—	—	(179)	188
CMBS	98	(1)	—	—	(4)	—	—	—	93
Corporate	1,136	(1)	8	42	1	(40)	19	(126)	1,039
Foreign Govt./Govt. Agencies	29	—	1	9	—	—	—	(6)	33
Municipal	86	—	—	—	—	—	—	—	86
RMBS	2,011	—	27	40	(119)	—	—	(9)	1,950
Total Fixed Maturities, AFS	3,795	(2)	35	120	(128)	(46)	26	(355)	3,445
Equity Securities, AFS	98	—	(4)	23	—	—	—	—	117
Freestanding Derivatives, net [5]
Equity	2	—	—	—	—	—	—	—	2
Interest rate	(26)	(1)	—	—	—	—	—	—	(27)
GMWB hedging instruments	40	(16)	—	—	—	—	—	—	24
Macro hedge program	160	14	—	9	—	—	—	—	183
Total Freestanding Derivatives, net [5]	176	(3)	—	9	—	—	—	—	182
Reinsurance Recoverable for GMWB	57	(9)	—	—	3	—	—	—	51
Separate Accounts	192	—	3	37	(1)	(2)	—	(3)	226
Total Assets	$4,318	$(14)	$34	$189	$(126)	$(48)	$26	$(358)	$4,021
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(134)	$58	$—	$—	$(17)	$—	$—	$—	$(93)
Equity Linked Notes	(37)	—	—	—	37	—	—	—	—
Total Other Policyholder Funds and Benefits Payable	(171)	58	—	—	20	—	—	—	(93)
Contingent Consideration [7]	(27)	(1)	—	—	—	—	—	—	(28)
Total Liabilities	$(198)	$57	$—	$—	$20	$—	$—	$—	$(121)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of September 30, 2017
Assets
Fixed Maturities, AFS
ABS	$82	$—	$—	$70	$(12)	$(6)	$33	$(111)	$56
CDOs	414	—	(2)	329	(208)	—	—	(345)	188
CMBS	80	(2)	1	75	(10)	—	—	(51)	93
Corporate	1,080	(7)	38	257	(39)	(230)	111	(171)	1,039
Foreign Govt./Govt. Agencies	64	—	4	15	(2)	(2)	—	(46)	33
Municipal	118	4	4	—	—	(40)	—	—	86
RMBS	1,972	—	60	263	(329)	(7)	—	(9)	1,950
Total Fixed Maturities, AFS	3,810	(5)	105	1,009	(600)	(285)	144	(733)	3,445
Fixed Maturities, FVO	11	—	—	4	(2)	(13)	—	—	—
Equity Securities, AFS	99	—	(9)	27	—	—	—	—	117
Freestanding Derivatives, net [5]
Equity	—	(3)	—	5	—	—	—	—	2
Interest rate	(21)	(6)	—	—	—	—	—	—	(27)
GMWB hedging instruments	81	(57)	—	—	—	—	—	—	24
Macro hedge program	167	7	—	9	—	—	—	—	183
Other contracts	1	(1)	—	—	—	—	—	—	—
Total Freestanding Derivatives, net [5]	228	(60)	—	14	—	—	—	—	182
Reinsurance Recoverable for GMWB	73	(33)	—	—	11	—	—	—	51
Separate Accounts	201	3	5	148	(7)	(45)	10	(89)	226
Total Assets	$4,422	$(95)	$101	$1,202	$(598)	$(343)	$154	$(822)	$4,021
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(241)	$197	$—	$—	$(49)	$—	$—	$—	$(93)
Equity Linked Notes	(33)	(4)	—	—	37	—	—	—	—
Total Other Policyholder Funds and Benefits Payable	(274)	193	—	—	(12)	—	—	—	(93)
Contingent Consideration [7]	(25)	(3)	—	—	—	—	—	—	(28)
Total Liabilities	$(299)	$190	$—	$—	$(12)	$—	$—	$—	$(121)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2016
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2016	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of September 30, 2016
Assets
Fixed Maturities, AFS
ABS	$41	$—	$—	$18	$—	$(2)	$—	$(26)	$31
CDOs	478	—	(3)	1	(7)	—	—	—	469
CMBS	79	(1)	—	15	(6)	—	—	(10)	77
Corporate	1,136	(12)	27	69	3	(52)	115	(192)	1,094
Foreign Govt./Govt. Agencies	72	—	2	9	(1)	(8)	—	—	74
Municipal	90	—	2	34	—	—	—	—	126
RMBS	1,873	—	15	253	(78)	(8)	—	—	2,055
Total Fixed Maturities, AFS	3,769	(13)	43	399	(89)	(70)	115	(228)	3,926
Fixed Maturities, FVO	6	—	—	5	(1)	(1)	—	—	9
Equity Securities, AFS	97	(1)	—	4	—	—	—	—	100
Freestanding Derivatives, net [5]
Equity	1	(1)	—	—	—	—	—	—	—
Interest rate	(32)	—	—	—	—	—	—	—	(32)
GMWB hedging instruments	165	(34)	—	—	—	—	—	—	131
Macro hedge program	141	(32)	—	63	(4)	—	—	—	168
Other contracts	4	(2)	—	—	—	—	—	—	2
Total Freestanding Derivatives, net [5]	279	(69)	—	63	(4)	—	—	—	269
Reinsurance Recoverable for GMWB	106	(12)	—	—	4	—	—	—	98
Separate Accounts	171	1	(1)	165	(3)	(11)	10	(7)	325
Total Assets	$4,428	$(94)	$42	$636	$(93)	$(82)	$125	$(235)	$4,727
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(412)	$81	$—	$—	$(17)	$—	$—	$—	$(348)
Equity Linked Notes	(28)	(3)	—	—	—	—	—	—	(31)
Total Other Policyholder Funds and Benefits Payable	(440)	78	—	—	(17)	—	—	—	(379)
Contingent Consideration [7]	—	23	—	—	—	—	—	—	23
Total Liabilities	$(440)	$101	$—	$—	$(17)	$—	$—	$—	$(356)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2016
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2016	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of September 30, 2016
Assets
Fixed Maturities, AFS
ABS	$37	$—	$—	$18	$(7)	$(2)	$18	$(33)	$31
CDOs	541	(1)	(5)	1	(67)	—	—	—	469
CMBS	150	(2)	(3)	65	(24)	(3)	1	(107)	77
Corporate	854	(26)	39	136	(52)	(143)	628	(342)	1,094
Foreign Govt./Govt. Agencies	60	1	11	24	(3)	(19)	—	—	74
Municipal	49	—	7	54	—	—	16	—	126
RMBS	1,622	—	11	683	(236)	(8)	5	(22)	2,055
Total Fixed Maturities, AFS	3,313	(28)	60	981	(389)	(175)	668	(504)	3,926
Fixed Maturities, FVO	16	(1)	—	11	(3)	(4)	—	(10)	9
Equity Securities, AFS	93	(1)	7	6	—	(5)	—	—	100
Freestanding Derivatives, net [5]
Equity	—	(16)	—	16	—	—	—	—	—
Interest rate	(22)	(10)	—	—	—	—	—	—	(32)
GMWB hedging instruments	135	(10)	—	—	—	—	—	6	131
Macro hedge program	147	(36)	—	63	(6)	—	—	—	168
Other contracts	7	(5)	—	—	—	—	—	—	2
Total Freestanding Derivatives, net [5]	267	(77)	—	79	(6)	—	—	6	269
Reinsurance Recoverable for GMWB	83	4	—	—	11	—	—	—	98
Separate Accounts	139	1	5	226	(12)	(27)	16	(23)	325
Total Assets	$3,911	$(102)	$72	$1,303	$(399)	$(211)	$684	$(531)	$4,727
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(262)	$(36)	$—	$—	$(50)	$—	$—	$—	$(348)
Equity Linked Notes	(26)	(5)	—	—	—	—	—	—	(31)
Total Other Policyholder Funds and Benefits Payable	(288)	(41)	—	—	(50)	—	—	—	(379)
Contingent Consideration [7]	—	23	—	—	—	—	—	—	23
Total Liabilities	$(288)	$(18)	$—	$—	$(50)	$—	$—	$—	$(356)

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

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[7]	For additional information, see the Contingent Consideration section of this Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three months ended September 30,		Nine months ended September 30,
	2017 [1] [2]	2016 [1] [2]	2017 [1] [2]	2016 [1] [2]
Assets
Fixed Maturities, AFS
CMBS	$—	$—	$(1)	$(1)
Corporate	(1)	(13)	(13)	(14)
Total Fixed Maturities, AFS	(1)	(13)	(14)	(15)
Fixed Maturities, FVO	—	—	—	—
Equity Securities, AFS	—	(1)	—	(1)
Freestanding Derivatives, net
Equity	—	—	(2)	—
Interest rate	(1)	—	(6)	(10)
GMWB hedging instruments	(16)	(34)	(57)	(2)
Macro hedge program	14	(34)	8	(31)
Other Contracts	—	(2)	—	(5)
Total Freestanding Derivatives, net	(3)	(70)	(57)	(48)
Reinsurance Recoverable for GMWB	(9)	(12)	(33)	4
Separate Accounts	—	—	1	—
Total Assets	$(13)	$(96)	$(103)	$(60)
Liabilities
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$58	$81	$197	$(36)
Equity Linked Notes	—	(3)	(4)	(5)
Total Other Policyholder Funds and Benefits Payable	58	78	193	(41)
Contingent Consideration [3]	(1)	—	(3)	—
Total Liabilities	$57	$78	$190	$(41)

[1]
All amounts in these rows are reported in net realized capital gains (losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization of DAC.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

[3]	For additional information, see the Contingent Consideration section of this Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
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
The Company also previously elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedged the risk associated with the investments. The swaps did not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps were recorded in net realized capital gains and losses. These equity securities were classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. Income earned from FVO securities was recorded in net investment income and changes in fair value were recorded in net realized capital gains and losses. The Company did not hold any of these equity securities as of September 30, 2017 or December 31, 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Changes in Fair Value of Assets using Fair Value Option
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Assets
Fixed maturities, FVO
Corporate	$—	$1	$(1)	$1
Foreign government	—	—	—	(1)
RMBS	(1)	3	—	8
Total fixed maturities, FVO	(1)	4	(1)	8
Equity, FVO	—	—	2	(34)
Total realized capital gains (losses)	$(1)	$4	$1	$(26)

Fair Value of Assets and Liabilities using the Fair Value Option
	September 30, 2017	December 31, 2016
Assets
Fixed maturities, FVO
ABS	$—	$7
CDOs	—	3
CMBS	—	8
Corporate	—	40
U.S government	—	7
RMBS	82	228
Total fixed maturities, FVO	$82	$293

Financial Assets and Liabilities Not Carried at Fair Value
	Fair Value Hierarchy Level	Carrying Amount	Fair Value
September 30, 2017
Assets
Policy loans	Level 3	$1,418	$1,418
Mortgage loans	Level 3	$6,058	$6,215
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,285	$6,484
Senior notes [2]	Level 2	$3,556	$4,218
Junior subordinated debentures [2]	Level 2	$1,582	$1,724
Consumer notes [3] [4]	Level 3	$9	$9
Assumed investment contracts [3]	Level 3	$517	$540
December 31, 2016
Assets
Policy loans	Level 3	$1,444	$1,444
Mortgage loans	Level 3	$5,697	$5,721
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,714	$6,906
Senior notes [2]	Level 2	$3,969	$4,487
Junior subordinated debentures [2]	Level 2	$1,083	$1,246
Consumer notes [3] [4]	Level 3	$20	$20
Assumed investment contracts [3]	Level 3	$487	$526

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in preceding disclosures.

[4]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments

Net Realized Capital Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2017	2016	2017	2016
Gross gains on sales	$80	$114	$332	$328
Gross losses on sales	(26)	(24)	(132)	(157)
Net OTTI losses recognized in earnings	(2)	(14)	(17)	(44)
Valuation allowances on mortgage loans	—	—	2	—
Results of variable annuity hedge program
GMWB derivatives, net	15	6	53	(8)
Macro hedge program	(65)	(64)	(189)	(98)
Total results of variable annuity hedge program	(50)	(58)	(136)	(106)
Transactional foreign currency revaluation	2	(13)	2	(144)
Non-qualifying foreign currency derivatives	(3)	17	(9)	138
Other, net [1]	(4)	(39)	10	(134)
Net realized capital gains (losses)	$(3)	$(17)	$52	$(119)

[1]
Includes non-qualifying derivatives, excluding variable annuity hedge program and foreign currency derivatives, of $(5) and $6, respectively for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, the non-qualifying derivatives, excluding variable annuity hedge program and foreign currency derivatives were $0 and $(50), respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (and losses) on sales and impairments previously reported as unrealized gains (or losses) in AOCI were $52 and $183 for the three and nine months ended September 30, 2017, and $77 and $128 for the three and nine months ended September 30, 2016. Proceeds from sales of AFS securities totaled $4.3 billion and $17.3 billion for the three and nine months ended September 30, 2017, and $4.3 billion and $13.3 billion for the three and nine months ended September 30, 2016.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Impairments in Earnings by Type
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Credit impairments	$1	$13	$15	$36
Intent-to-sell impairments	—	—	—	3
Impairments on equity securities	1	1	2	5
Total impairments	$2	$14	$17	$44

Cumulative Credit Impairments
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2017	2016	2017	2016
Balance as of beginning of period	$(236)	$(293)	$(280)	$(324)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	(4)	(1)	(25)
Securities previously impaired	(1)	(9)	(14)	(11)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	2	14	43	50
Securities due to an increase in expected cash flows	6	5	23	23
Balance as of end of period	$(229)	$(287)	$(229)	$(287)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Available-for-Sale Securities

AFS Securities by Type
	September 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,300	$20	$(15)	$2,305	$—	$2,396	$17	$(31)	$2,382	$—
CDOs	2,364	33	(2)	2,395	—	1,853	67	(4)	1,916	—
CMBS	5,034	123	(37)	5,120	(6)	4,907	97	(68)	4,936	(6)
Corporate	23,925	1,901	(80)	25,746	—	24,380	1,510	(224)	25,666	—
Foreign govt./govt. agencies	1,300	71	(6)	1,365	—	1,164	33	(26)	1,171	—
Municipal	11,585	869	(19)	12,435	—	10,825	732	(71)	11,486	—
RMBS	4,083	127	(5)	4,205	—	4,738	66	(37)	4,767	—
U.S. Treasuries	3,887	224	(13)	4,098	—	3,542	182	(45)	3,679	—
Total fixed maturities, AFS	54,478	3,368	(177)	57,669	(6)	53,805	2,704	(506)	56,003	(6)
Equity securities, AFS	1,010	130	(28)	1,112	—	1,020	96	(19)	1,097	—
Total AFS securities	$55,488	$3,498	$(205)	$58,781	$(6)	$54,825	$2,800	$(525)	$57,100	$(6)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2017, and December 31, 2016.

Fixed maturities, AFS, by Contractual Maturity Year
	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,289	$2,305	$1,896	$1,912
Over one year through five years	8,896	9,168	9,015	9,289
Over five years through ten years	8,975	9,352	9,038	9,245
Over ten years	20,537	22,819	19,962	21,556
Subtotal	40,697	43,644	39,911	42,002
Mortgage-backed and asset-backed securities	13,781	14,025	13,894	14,001
Total fixed maturities, AFS	$54,478	$57,669	$53,805	$56,003
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of September 30, 2017 and December 31, 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of September 30, 2017
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$523	$522	$(1)	$230	$216	$(14)	$753	$738	$(15)
CDOs	1,138	1,136	(2)	145	145	—	1,283	1,281	(2)
CMBS	1,490	1,472	(18)	288	269	(19)	1,778	1,741	(37)
Corporate	2,317	2,289	(28)	1,447	1,395	(52)	3,764	3,684	(80)
Foreign govt./govt. agencies	170	167	(3)	59	56	(3)	229	223	(6)
Municipal	783	774	(9)	156	146	(10)	939	920	(19)
RMBS	363	359	(4)	60	59	(1)	423	418	(5)
U.S. Treasuries	1,716	1,705	(11)	30	28	(2)	1,746	1,733	(13)
Total fixed maturities, AFS	8,500	8,424	(76)	2,415	2,314	(101)	10,915	10,738	(177)
Equity securities, AFS	195	170	(25)	29	26	(3)	224	196	(28)
Total securities in an unrealized loss position	$8,695	$8,594	$(101)	$2,444	$2,340	$(104)	$11,139	$10,934	$(205)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2016
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$582	$579	$(3)	$368	$340	$(28)	$950	$919	$(31)
CDOs	641	640	(1)	370	367	(3)	1,011	1,007	(4)
CMBS	2,076	2,027	(49)	293	274	(19)	2,369	2,301	(68)
Corporate	5,418	5,248	(170)	835	781	(54)	6,253	6,029	(224)
Foreign govt./govt. agencies	573	550	(23)	27	24	(3)	600	574	(26)
Municipal	1,567	1,498	(69)	43	41	(2)	1,610	1,539	(71)
RMBS	1,655	1,624	(31)	591	585	(6)	2,246	2,209	(37)
U.S. Treasuries	1,432	1,387	(45)	—	—	—	1,432	1,387	(45)
Total fixed maturities, AFS	13,944	13,553	(391)	2,527	2,412	(115)	16,471	15,965	(506)
Equity securities, AFS	330	315	(15)	38	34	(4)	368	349	(19)
Total securities in an unrealized loss position	$14,274	$13,868	$(406)	$2,565	$2,446	$(119)	$16,839	$16,314	$(525)
As of September 30, 2017, AFS securities in an unrealized loss position consisted of 2,491 securities, primarily in the corporate sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of September 30, 2017, 92% of these securities were depressed less than 20% of amortized cost. The decrease in unrealized losses during the nine months ended September 30, 2017 was primarily attributable to tighter credit spreads and a decrease in long-term interest rates.
Most of the securities depressed for twelve months or more relate to corporate securities, student loan ABS and structured securities with exposure to commercial real estate. Corporate financial services securities and student loan ABS were primarily depressed because the securities have floating-rate coupons and long-dated maturities, and current credit spreads are wider than when these securities were purchased. For certain other corporate securities and commercial real estate securities, current spreads are wider than market spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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
As of September 30, 2017, commercial mortgage loans had an amortized cost of $6.1 billion, with a valuation allowance of $1 and a carrying value of $6.1 billion. As of December 31, 2016, commercial mortgage loans had an amortized cost of $5.7 billion, with a valuation allowance of $19 and a carrying value of $5.7 billion.
As of September 30, 2017 and December 31, 2016, the carrying value of mortgage loans that had a valuation allowance was $43 and $31, respectively. There were no mortgage loans held-for-sale as of September 30, 2017 or December 31, 2016. As of September 30, 2017, the Company had an immaterial amount of mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

Valuation Allowance Activity
	2017	2016
Balance, as of January 1	$(19)	$(23)
(Additions)/Reversals	(2)	—
Deductions	20	4
Balance, as of September 30	$(1)	$(19)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 50% as of September 30, 2017, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of September 30, 2017, the Company held no delinquent commercial mortgage loans past due by 90 days or more. As of December 31, 2016, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income. Following the conclusion of the loan's foreclosure process, the property transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment during 2017.

Commercial Mortgage Loans Credit Quality
	September 30, 2017		December 31, 2016
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$5	1.36x	$20	0.59x
65% - 80%	371	2.07x	568	2.17x
Less than 65%	5,682	2.71x	5,109	2.78x
Total commercial mortgage loans	$6,058	2.67x	$5,697	2.70x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Mortgage Loans by Region
	September 30, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$305	5.0%	$293	5.1%
East South Central	14	0.2%	14	0.2%
Middle Atlantic	592	9.8%	534	9.4%
Mountain	85	1.4%	61	1.1%
New England	386	6.4%	345	6.1%
Pacific	1,604	26.5%	1,609	28.3%
South Atlantic	1,296	21.4%	1,198	21.0%
West North Central	149	2.5%	40	0.7%
West South Central	474	7.8%	338	5.9%
Other [1]	1,153	19.0%	1,265	22.2%
Total mortgage loans	$6,058	100.0%	$5,697	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$1,495	24.7%	$1,468	25.7%
Lodging	25	0.4%	25	0.4%
Multifamily	1,699	28.0%	1,365	24.0%
Office	1,436	23.7%	1,361	23.9%
Retail	967	16.0%	1,036	18.2%
Other	436	7.2%	442	7.8%
Total mortgage loans	$6,058	100.0%	$5,697	100.0%
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of September 30, 2017, under this program, the Company serviced commercial mortgage loans with a total outstanding principal of $1.3 billion, of which $379 was serviced on behalf of third parties and $879 was retained and reported on the Company’s Condensed Consolidated Balance Sheets, including $140 in separate account assets. As of December 31, 2016, the Company serviced commercial mortgage loans with a total outstanding principal balance of $901, of which $251 was serviced on behalf of third parties and $650 was retained and reported as assets on the Company’s Condensed Consolidated Balance Sheets, including $124 in separate account assets. Servicing rights are carried at the lower of cost or fair value and were zero as of September 30, 2017 and December 31, 2016, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of September 30, 2017, the Company did not hold any securities for which it is the primary beneficiary. As of December 31, 2016, the Company held one CDO for which it was the primary beneficiary. The CDO represented a structured investment vehicle for which the Company had a controlling financial interest. As of December 31, 2016 the Company held total CDO assets of $5 included in cash with an associated liability of $5 included in other liabilities on the Company's Condensed Consolidated Balance Sheets. The Company did not have any additional exposure to loss associated with this investment.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2017 and December 31, 2016 was limited to the total carrying value of $1.8 billion and $1.7 billion which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, the Company has outstanding commitments totaling $1.0 billion and $1.2 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Consolidated Financial Statements included in the Company’s 2016 Form 10-K Annual Report.
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
As of December 31, 2016, the Company held a significant variable interest in a VIE for which it is not the primary beneficiary. This VIE represented a contingent capital facility that was held by the Company since February 2007. Assets and liabilities recorded were $1 and $3, respectively, as of December 31, 2016, as well as a maximum exposure to loss of $3. The Company did not have a controlling financial interest and as such, did not consolidate its variable interest in the facility. As of September 30, 2017, the Company no longer held an interest in the facility. For further information on the facility, see Note 10 - Debt of Notes to Condensed Consolidated Financial Statements.
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
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The agreements require additional collateral to be transferred to the Company when necessary and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Securities Lending and Repurchase Agreements
	September 30, 2017	December 31, 2016
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$1,584	$488
Gross amount of associated liability for collateral received [1]	$1,623	$500

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$520	$241
Gross amount of collateral pledged related to repurchase agreements [2]	$524	$248

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $10 and $39 million which are excluded from the Company's Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of September 30, 2017 and December 31, 2016, the fair value of securities on deposit was $2.6 billion and $2.5 billion, respectively.
As of September 30, 2017 and December 31, 2016, the Company has pledged collateral of $102 and $102, respectively, of U.S. government securities and government agency securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
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
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. During 2017, the Company entered into interest rate swaps to convert the variable interest payments on junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 10 - Debt of Notes to the Condensed Consolidated Financial Statements.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2017 and December 31, 2016, the notional amount of interest rate swaps in offsetting relationships was $9.9 billion and $10.6 billion, respectively.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Equity Index Swaps and Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. The Company previously entered into total return swaps to hedge equity risk of specific common stock investments which were accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). In addition, the Company formerly offered certain equity indexed products that remain in force, a portion of which contain embedded derivatives that require changes in value to be bifurcated from the host contract. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

GMWB Hedging Instruments
	Notional Amount		Fair Value
	Sep. 30, 2017	Dec. 31, 2016	Sep. 30, 2017	Dec. 31, 2016
Customized swaps	$5,035	$5,191	$62	$100
Equity swaps, options, and futures	1,370	1,362	(41)	(27)
Interest rate swaps and futures	2,986	3,703	44	21
Total	$9,391	$10,256	$65	$94
Macro Hedge Program
The Company utilizes equity swaps, options, forwards and futures to provide partial protection against the statutory tail scenario risk arising from GMWB and guaranteed minimum death benefit ("GMDB") liabilities on the Company's statutory surplus. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program.

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
Modified Coinsurance Reinsurance Contracts
As of September 30, 2017, and December 31, 2016, the Company had $882 and $875, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.
Derivative Balance Sheet Classification
For reporting purposes, the Company has elected to offset within assets or liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements was $809 and $963 as of September 30, 2017, and December 31, 2016, respectively. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements of Notes to the Condensed Consolidated Financial Statements.

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep. 30, 2017	Dec. 31, 2016	Sep. 30, 2017	Dec. 31, 2016	Sep. 30, 2017	Dec. 31, 2016	Sep. 30, 2017	Dec. 31, 2016
Cash flow hedges
Interest rate swaps	$3,855	$3,440	$(1)	$(79)	$79	$11	$(80)	$(90)
Foreign currency swaps	299	239	(18)	(15)	6	11	(24)	(26)
Total cash flow hedges	4,154	3,679	(19)	(94)	85	22	(104)	(116)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, and futures	11,228	11,743	(476)	(890)	634	264	(1,110)	(1,154)
Foreign exchange contracts
Foreign currency swaps and forwards	165	1,064	(1)	68	—	70	(1)	(2)
Fixed payout annuity hedge	804	804	(255)	(263)	—	—	(255)	(263)
Credit contracts
Credit derivatives that purchase credit protection	144	209	(3)	(4)	—	—	(3)	(4)
Credit derivatives that assume credit risk [1]	1,105	1,309	4	10	23	15	(19)	(5)
Credit derivatives in offsetting positions	1,842	3,317	4	(1)	25	39	(21)	(40)
Equity contracts
Equity index swaps and options	167	105	2	—	2	33	—	(33)
Variable annuity hedge program
GMWB product derivatives [2]	11,797	13,114	(93)	(241)	—	—	(93)	(241)
GMWB reinsurance contracts	2,450	2,709	51	73	51	73	—	—
GMWB hedging instruments	9,391	10,256	65	94	130	190	(65)	(96)
Macro hedge program	8,157	6,532	166	178	192	201	(26)	(23)
Other
Contingent capital facility put option	—	500	—	1	—	1	—	—
Modified coinsurance reinsurance contracts	882	875	57	68	57	68	—	—
Total non-qualifying strategies	48,132	52,537	(479)	(907)	1,114	954	(1,593)	(1,861)
Total cash flow hedges and non-qualifying strategies	$52,286	$56,216	$(498)	$(1,001)	$1,199	$976	$(1,697)	$(1,977)
Balance Sheet Location
Fixed maturities, available-for-sale	$156	$322	$—	$1	$—	$1	$—	$—
Other investments	12,797	23,620	203	(180)	281	377	(78)	(557)
Other liabilities	24,203	15,526	(716)	(689)	810	457	(1,526)	(1,146)
Reinsurance recoverables	3,333	3,584	108	141	108	141	—	—
Other policyholder funds and benefits payable	11,797	13,164	(93)	(274)	—	—	(93)	(274)
Total derivatives	$52,286	$56,216	$(498)	$(1,001)	$1,199	$976	$(1,697)	$(1,977)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.
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

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of September 30, 2017
Other investments	$1,091	$1,006	$203	$(118)	$42	$43
Other liabilities	$(1,604)	$(703)	$(716)	$(185)	$(888)	$(13)
As of December 31, 2016
Other investments	$834	$670	$(180)	$344	$103	$61
Other liabilities	$(1,703)	$(884)	$(689)	$(130)	$(763)	$(56)

[1]	Included in other investments in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest rate swaps	$(1)	$(26)	$13	$120
Foreign currency swaps	(2)	—	(2)	1
Total	$(3)	$(26)	$11	$121

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30, 2017
	2017	2016	2017	2016
Interest rate swaps
Net realized capital gain/(loss)	$—	$—	$4	$7
Net investment income	15	16	47	46
Foreign currency swaps
Net realized capital gain/(loss)	4	1	10	3
Total	$19	$17	$61	$56
During the three and nine months ended September 30, 2017, and September 30, 2016, the Company had no ineffectiveness recognized in income within net realized capital gains (losses).
As of September 30, 2017, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $35. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is less than one year.
During the three and nine months ended September 30, 2017, and September 30, 2016, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For the three and nine months ended September 30, 2017, the Company did not hold any fair value hedges. For the three and nine months ended September 30, 2016, the Company recognized in income immaterial gains and (losses) for the ineffective portion of fair value hedges related to the derivative instrument and the hedged item.
Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Variable annuity hedge program
GMWB product derivatives	$58	$87	$198	$(22)
GMWB reinsurance contracts	(9)	(15)	(33)	(2)
GMWB hedging instruments	(34)	(66)	(112)	16
Macro hedge program	(65)	(64)	(189)	(98)
Total variable annuity hedge program	(50)	(58)	(136)	(106)
Foreign exchange contracts
Foreign currency swaps and forwards	—	4	(17)	25
Fixed payout annuity hedge	(3)	13	8	109
Total foreign exchange contracts	(3)	17	(9)	134
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	(9)	(2)	(3)	(22)
Credit contracts
Credit derivatives that purchase credit protection	10	(12)	40	(19)
Credit derivatives that assume credit risk	(3)	24	(19)	28
Equity contracts
Equity index swaps and options	(3)	(2)	(7)	15
Other
Contingent capital facility put option	—	(1)	(1)	(4)
Modified coinsurance reinsurance contracts	—	(1)	(10)	(48)
Total other non-qualifying derivatives	(5)	6	—	(50)
Total [1]	$(58)	$(35)	$(145)	$(22)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Credit Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of September 30, 2017
Single name credit default swaps
Investment grade risk exposure	$240	$5	4 years	Corporate Credit/ Foreign Gov.	A-	$15	$—
Below investment grade risk exposure	52	—	Less than 1 year	Corporate Credit	B	52	—
Basket credit default swaps [4]
Investment grade risk exposure	1,579	4	3 years	Corporate Credit	BBB+	719	(3)
Below investment grade risk exposure	50	4	4 years	Corporate Credit	B+	50	—
Investment grade risk exposure	37	(2)	4 years	CMBS Credit	A+	17	1
Below investment grade risk exposure	68	(13)	Less than 1 year	CMBS Credit	CCC+	68	12
Total [5]	$2,026	$(2)				$921	$10
As of December 31, 2016
Single name credit default swaps
Investment grade risk exposure	$169	$—	4 years	Corporate Credit/ Foreign Gov.	A-	$50	$—
Below investment grade risk exposure	77	—	1 year	Corporate Credit	B+	77	—
Basket credit default swaps [4]
Investment grade risk exposure	2,065	22	3 years	Corporate Credit	BBB+	1,204	(10)
Below investment grade risk exposure	50	3	4 years	Corporate Credit	B	50	(3)
Investment grade risk exposure	297	(5)	4 years	CMBS Credit	AA	167	1
Below investment grade risk exposure	110	(26)	1 year	CMBS Credit	CCC	111	26
Embedded credit derivatives
Investment grade risk exposure	200	201	Less than 1 year	Corporate Credit	A+	—	—
Total [5]	$2,968	$195				$1,659	$14

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

[4]
Includes $1.7 billion and $2.5 billion as of September 30, 2017, and December 31, 2016, respectively, of notional amount on swaps of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2017 and December 31, 2016, the Company pledged cash collateral associated with derivative instruments with a fair value of $38 and $623, respectively, for which the collateral receivable has been primarily included within other investments on the

Company's Condensed Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, the Company also pledged securities collateral associated with derivative instruments with a fair value of $952 and $1.1 billion, respectively, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of September 30, 2017 and December 31, 2016, the Company accepted cash collateral associated with derivative instruments of $416 and $387, respectively, which was invested and recorded

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of September 30, 2017 and December 31, 2016, with a fair value of $43 and $109, respectively, of which the Company has the ability to sell or repledge $10 and $81, respectively. As of September 30, 2017 and December 31, 2016, the Company had no repledged securities and did not sell any securities. In addition, as of September 30, 2017 and December 31, 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Reserve for Unpaid Losses and Loss Adjustment Expenses

Property and Casualty Insurance Products
Roll-forward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2017	2016
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$21,833	$21,825
Reinsurance and other recoverables	2,776	2,882
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,057	18,943
Add: Maxum acquisition	—	122
Provision for unpaid losses and loss adjustment expenses
Current accident year	5,587	5,215
Prior accident year development	1	409
Total provision for unpaid losses and loss adjustment expenses	5,588	5,624
Less: payments
Current accident year	1,770	1,901
Prior accident years	3,143	3,380
Total payments	4,913	5,281
Less: net reserves transferred to liabilities held for sale	—	487
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,732	18,921
Reinsurance and other recoverables [1]	2,817	2,694
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$22,549	$21,615

[1]	Includes reinsurance recoverables of $2,355 and $2,313 for the nine months ended September 30, 2017 and 2016, respectively.
(Favorable) Unfavorable Prior Accident Year Development

	For the nine months ended September 30,
	2017	2016
Workers’ compensation	$(29)	$(87)
Workers’ compensation discount accretion	21	21
General liability	10	67
Package business	(22)	50
Commercial property	(5)	2
Professional liability	—	(35)
Bond	10	(6)
Automobile liability - Commercial Lines	20	19
Automobile liability - Personal Lines	—	140
Homeowners	—	(4)
Net asbestos reserves	—	197
Net environmental reserves	—	71
Catastrophes	(12)	(7)
Uncollectible reinsurance	—	(30)
Other reserve re-estimates, net	8	11
Total prior accident year development	$1	$409

Re-estimates of prior accident year reserves for the nine months ended September 30, 2017
Workers’ compensation reserves were reduced, primarily in Small Commercial, given the continued emergence of favorable frequency for accident years 2013 to 2015. Management has placed additional weight on this favorable experience as it becomes more credible.
General liability reserves were increased for the 2013 to 2016 accident years on a class of business that insures service and maintenance contractors. This increase was partially offset by a decrease in recent accident year reserves for other Middle Market general liability reserves.
Package reserves were reduced for accident years 2013 and prior largely due to reducing the Company’s estimate of allocated loss adjustment expenses incurred to settle the claims.
Bond business reserves increased for customs bonds written between 2000 and 2010 which was partly offset by a reduction in reserves for recent accident years as reported losses for commercial and contract surety have emerged favorably.
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
Re-estimates of prior accident year reserves for the nine months ended September 30, 2016
Workers' compensation reserves consider favorable emergence on reported losses for recent accident years as well as a partially offsetting adverse impact related to two recent Florida Supreme Court rulings that have increased the Company's exposure to workers' compensation claims in that state. The favorable emergence has been driven by lower frequency and, to a lesser extent, lower medical severity and management has placed additional weight on this favorable experience as it becomes more credible.
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
Automobile liability reserves increased in commercial lines, predominantly for the 2015 accident year, primarily due to increased frequency of large claims. Automobile liability reserves also increased in personal lines, primarily related to increased bodily injury frequency and severity for the 2015 accident year, including for uninsured and under-insured motorist claims, and increased bodily injury severity for the 2014 accident year. Increases in auto liability loss costs were across both the direct and agency distribution channels.
Asbestos and environmental reserves increased during the period as a result of the 2016 comprehensive annual review. For a discussion of the Company's 2016 review of asbestos and environmental reserves, see Part II, Item 7 MD&A, Critical Accounting Estimates, Property & Casualty Other Operations section in the Company’s 2016 Form 10-K Annual Report.
Uncollectible reinsurance reserves decreased as a result of giving greater weight to favorable collectibility experience in recent calendar periods in estimating future collections.
Group Life, Disability and Accident Products
Roll-forward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2017	2016 [1]
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$5,772	$5,889
Reinsurance recoverables	208	218
Beginning liabilities for unpaid losses and loss adjustment expenses, net	5,564	5,671
Provision for unpaid losses and loss adjustment expenses
Current incurral year	1,960	1,930
Prior year's discount accretion	148	155
Prior incurral year development [2]	(162)	(126)
Total provision for unpaid losses and loss adjustment expenses [3]	1,946	1,959
Less: payments
Current incurral year	917	932
Prior incurral years	1,118	1,126
Total payments	2,035	2,058
Ending liabilities for unpaid losses and loss adjustment expenses, net	5,475	5,572
Reinsurance recoverables	208	211
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$5,683	$5,783

[1]	Certain prior year amounts have been reclassified to conform to the current year presentation for unpaid losses and loss adjustment expenses.

[2]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[3]
Includes unallocated loss adjustment expenses of $74, and $76 for the nine months ended September 30, 2017 and 2016, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Re-estimates of prior incurral years reserves for the nine months ended September 30, 2017
Group Disability- Prior period reserve estimates decreased by approximately $105 largely driven by group long-term disability claim recoveries and deaths higher than prior reserve assumptions. This favorability was partially reduced by lower expectation of future benefit offsets, particularly lower Social Security Disability Income approval rates and longer decision turnaround times in the Social Security Administration.
Group Life and Accident (including Group Life Premium Waiver)- Prior period reserve estimates decreased by approximately $55 largely driven by lower than previously expected claim incidence in Group Life and Group Life Premium Waiver.
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2016
Group Disability- Prior period reserve estimates decreased by approximately $85 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions. This favorability was partially offset by lower Social Security Disability Income approvals driven by lower approval rates and ongoing backlogs in the Social Security Administration.
Group Life and Accident (including Group Life Premium Waiver)- Prior period reserve estimates decreased by approximately $30 largely driven by lower than previously expected incidence on Group Life Premium Waiver.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
	Universal Life - Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2017	$786	$2,627	$10,516	$13,929
Incurred [3]	57	231	582	870
Paid	(76)	—	(603)	(679)
Change in unrealized investment gains and losses	—	—	127	127
Liability balance as of September 30, 2017	$767	$2,858	$10,622	$14,247
Reinsurance recoverable asset, as of January 1, 2017	$432	$2,627	$1,392	$4,451
Incurred [3]	37	231	60	328
Paid	(63)	—	(44)	(107)
Reinsurance recoverable asset, as of September 30, 2017	$406	$2,858	$1,408	$4,672

	Universal Life - Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2016	$863	$2,313	$10,683	$13,859
Incurred [3]	50	234	575	859
Paid	(92)	—	(604)	(696)
Change in unrealized investment gains and losses	—	—	433	433
Liability balance as of September 30, 2016	$821	$2,547	$11,087	$14,455
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313	$1,478	$4,314
Incurred [3]	40	234	(14)	260
Paid	(73)	—	(48)	(121)
Reinsurance recoverable asset, as of September 30, 2016	$490	$2,547	$1,416	$4,453

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of September 30, 2017
	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
Maximum anniversary value (“MAV”) [1]
MAV only	$13,674	$2,047	$305	71
With 5% rollup [2]	1,149	143	45	72
With Earnings Protection Benefit Rider (“EPB”) [3]	3,482	522	80	71
With 5% rollup & EPB	476	105	23	73
Total MAV	18,781	2,817	453
Asset Protection Benefit (“APB”) [4]	10,175	102	70	70
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	454	4	4	70
Reset [6] (5-7 years)	2,445	6	5	70
Return of Premium (“ROP”) [7]/Other	8,852	55	52	71
Subtotal Variable Annuity with GMDB/GMWB [10]	40,707	$2,984	$584	71
Less: General Account Value with GMDB/GMWB	3,665
Subtotal Separate Account Liabilities with GMDB	37,042
Separate Account Liabilities without GMDB	78,584
Total Separate Account Liabilities	$115,626

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10] Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.3 billion of total account value and weighted average attained age of 73 years. There is no NAR or retained NAR related to these contracts. Includes $1.7 billion of account value for contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees
Asset type	As of September 30, 2017	As of December 31, 2016
Equity securities (including mutual funds)	$34,267	$33,880
Cash and cash equivalents	2,775	3,045
Total	$37,042	$36,925
As of September 30, 2017 and December 31, 2016, approximately 15% and 16%, respectively, of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 85% and 84%, respectively, were funds invested in equity securities.

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
In April 2017, the Company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments into fixed interest payments of approximately 4.39%.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Income Taxes

Income Tax Rate Reconciliation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax provision at U.S. federal statutory rate	$89	$185	$211	$378
Tax-exempt interest	(31)	(31)	(91)	(94)
Dividends-received deduction ("DRD")	(37)	(14)	(75)	(57)
Decrease in deferred tax valuation allowance	—	—	—	(78)
Stock-based compensation	(4)	—	(12)	—
Sale of U.K. business	—	(50)	5	(50)
Other	5	—	(6)	3
Provision for income taxes	$22	$90	$32	$102
In addition to the effect of tax-exempt interest and DRD, the Company’s effective tax rate for the three and nine months ended September 30, 2017 reflects a $4 and $12, respectively, federal income tax benefit related to a deduction for stock-based compensation that vested at a fair value per share greater than the fair value on the date of grant.
Additionally, the Company's effective tax rate for the nine months ended September 30, 2016 reflects a $78 federal income tax benefit from the reduction of the deferred tax asset valuation allowance on the capital loss carryover due to taxable gains on sales of investments during the period.
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

Roll-forward of Unrecognized Tax Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$12	$12	$12	$12
Gross increases - tax positions in prior period	3	—	3	—
Gross decreases - tax positions in prior period	—	—	—	—
Balance, end of period	$15	$12	$15	$12
The Company's unrecognized tax benefits were increased by $3 for the three and nine months ended September 30, 2017 due to the filing of the Company's 2016 federal consolidated income tax return.
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
The federal audit of the years 2012 and 2013 was completed as of March 31, 2017 with no additional adjustments. The federal audit of The Company's recently acquired subsidiary Maxum for the 2014 tax year is expected to be completed in the fourth quarter of 2017 with no significant adjustments. Management believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, and alternative minimum tax credit carryover.

Future Tax Benefits
	As of
	September 30, 2017		December 31, 2016		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$4,938	$1,728	$5,412	$1,894	2020			$1
					2023	-	2036	$4,937
Net operating loss carryover - foreign	$3	$—	$48	$9	No expiration			$3
Foreign tax credit carryover	$33	$33	$56	$56	2021	-	2024	$33
Alternative minimum tax credit carryover	$742	$742	$640	$640	No expiration			$742
General business credit carryover	$3	$3	$99	$99	2031	-	2036	$3
Capital loss carryover	$44	$15	$—	$—	2022			$44

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
Under an adverse development cover (“ADC”) reinsurance agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., the Company paid premium to reinsure adverse development of net asbestos and environmental loss and allocated loss adjustment expense reserves of a set amount above the Company's net asbestos and environmental reserves as of December 31, 2016. For further information on the reinsurance agreement, see Note 8 - Reinsurance of Notes to Consolidated Financial Statements, included in The Hartford's 2016 Form 10-K Annual Report.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2017 was $1.3 billion. For this $1.3 billion, the legal entities have posted collateral of $955 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2017, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would require an additional $7 of assets to be posted as collateral. Based on derivative market values as of September 30, 2017, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require an additional $17 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
On October 23, 2017, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company to Baa3.  Given this downgrade action, termination rating triggers in three derivative counterparty relationships were impacted.  The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete.  Accordingly, the Company does not expect the current hedging programs to be adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company.  As of September 30, 2017, the notional amount and fair value related to these three derivative counterparties is $989 and $43, respectively.  These counterparties have not exercised their right to terminate these relationships and, if they did, would have to settle all of the outstanding derivatives.  In addition, as a result of the downgrade of Hartford Life and Annuity Insurance Company, the Company is required to post an additional $7 of collateral related to a single counterparty relationship.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Equity

Capital Purchase Program ("CPP") Warrants
As of September 30, 2017 and December 31, 2016, respectively, the Company has 2.3 million and 4.0 million of CPP warrants outstanding and exercisable.
CPP warrant exercises were 0.6 million and 0.1 million for the three months ended September 30, 2017 and 2016, respectively. CPP warrant exercises were 1.7 million and 0.3 million for the nine months ended September 30, 2017 and 2016, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended September 30, 2017 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $9.030 as of September 30, 2017 and $9.126 as of December 31, 2016.
Equity Repurchase Program
The Company's authorization for equity repurchases is $1.3 billion for the period October 31, 2016 through December 31, 2017.
Effective October 13, 2017 the Company suspended 2017 equity repurchases. The company does not currently expect to authorize an equity repurchase plan in 2018.
During the period October 1, 2017 through October 12, 2017, the Company repurchased approximately 0.9 million common shares for $52.

Equity Repurchase Activity and Remaining Repurchase Capacity
Three months ended	Common Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share	Remaining Capacity Under Share Repurchase Authorization
(In millions, except for per share data)
March 31, 2017	6.7	$325	$48.47	$975
June 30, 2017	6.6	$325	$49.34	$650
September 30, 2017	6.0	$325	$54.35	$325
Total	19.3	$975

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes In and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2017
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,755	$(3)	$57	$13	$(1,328)	$494
OCI before reclassifications	119	(1)	(2)	14	1	131
Amounts reclassified from AOCI	(34)	—	(12)	—	6	(40)
OCI, net of tax	85	(1)	(14)	14	7	91
Ending balance	$1,840	$(4)	$43	$27	$(1,321)	$585

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2017
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,276	$(3)	$76	$6	$(1,692)	$(337)
OCI before reclassifications	683	(1)	7	21	(144)	566
Amounts reclassified from AOCI	(119)	—	(40)	—	515	356
OCI, net of tax	564	(1)	(33)	21	371	922
Ending balance	$1,840	$(4)	$43	$27	$(1,321)	$585

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$52	$183	Net realized capital gains (losses)
	52	183	Income before income taxes
	18	64	Income tax expense
	$34	$119	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$4	Net realized capital gains (losses)
Interest rate swaps	15	47	Net investment income
Foreign currency swaps	4	10	Net realized capital gains (losses)
	19	61	Income before income taxes
	7	21	Income tax expense
	$12	$40	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$—	Insurance operating costs and other expenses
Amortization of actuarial loss	(12)	(45)	Insurance operating costs and other expenses
Settlement loss	—	(747)	Insurance operating costs and other expenses
	(10)	(792)	Income before income taxes
	(4)	(277)	Income tax expense
	$(6)	$(515)	Net income
Total amounts reclassified from AOCI	$40	$(356)	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2016
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

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2016
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications of AOCI
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$77	$128	Net realized capital gains (losses)
	77	128	Income before income taxes
	27	45	Income tax expense
	$50	$83	Net income
OTTI Losses in OCI
Other than temporary impairments	$(1)	$(5)	Net realized capital gains (losses)
	(1)	(5)	Income before income taxes
	—	(2)	Income tax expense
	$(1)	$(3)	Net Income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$7	Net realized capital gains (losses)
Interest rate swaps	16	46	Net investment income
Foreign currency swaps	1	3	Net realized capital gains (losses)
	17	56	Income before income taxes
	6	20	Income tax expense
	$11	$36	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	(46)	Insurance operating costs and other expenses
	(15)	(41)	Income before income taxes
	(5)	(14)	Income tax expense
	$(10)	$(27)	Net income
Total amounts reclassified from AOCI	$50	$89	Net income

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
In connection with this transaction, the Company made a contribution of $280 in September 2017 to the U.S. qualified pension plan in order to maintain the plan's pre-transaction funded status.
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
This change does not affect the measurement of the Company's total benefit obligations as the change in the interest cost in net income is completely offset in the actuarial (gain) loss reported for the period in other comprehensive income. The change reduced the before tax interest cost component of net periodic benefit cost by $9 and $28 for the three and nine months ended September 30, 2017, respectively. The discount rate being used to measure interest cost during 2017 is 3.58%, 3.55% and 3.13% for the qualified pension plan, non-qualified pension plan and postretirement benefit plan, respectively. Under the Company's historical estimation approach, the weighted average discount rate for the interest cost component would have been 4.22%, 4.19% and 3.97% for the qualified pension plan, non-qualified pension plan and postretirement benefit plan, respectively. The Company accounted for the change in estimation approach as a change in estimate, and accordingly, is recognizing the effect prospectively beginning in 2017.

Components of Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Service cost	$1	$1	$—	$—
Interest cost	36	60	2	2
Expected return on plan assets	(55)	(78)	(2)	(2)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	11	15	1	2
Settlements	—	—	—	—
Net periodic cost (benefit)	$(7)	$(2)	$(1)	$—

Components of Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$3	$2	$6	$—
Interest cost	134	178	(6)	8
Expected return on plan assets	(214)	(231)	(5)	(7)
Amortization of prior service credit	—	—	—	(5)
Amortization of actuarial loss	41	42	4	4
Settlements	750	—	—	—
Net periodic cost (benefit)	$714	$(9)	$(1)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Subsequent Event

On October 23, 2017, the Company announced that Hartford Life and Accident Insurance Company (HLA), a wholly owned subsidiary of the Company, entered into a definitive agreement to purchase the U.S. group life and disability insurance business of Aetna, Inc. (“Aetna”) through a reinsurance transaction. HLA will pay cash consideration of $1.45 billion, primarily in the form of a ceding commission to an Aetna subsidiary that is ceding the business to HLA. Under the reinsurance agreement, the Company will receive invested assets with a fair value of approximately$3.4 billion and will assume fair value reserves of approximately$3.3 billion after taking into account estimated purchase accounting adjustments. The transaction is expected to close in the fourth quarter of 2017, subject to customary closing conditions.

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
On October 23, 2017, the Company announced that Hartford Life and Accident Insurance Company (HLA), a wholly owned subsidiary of the Company, entered into a definitive agreement to purchase Aetna’s group life and disability insurance business through a reinsurance transaction. For discussion of this transaction see Note 16 - Subsequent Events of Notes to Condensed Consolidated Financial Statements.
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
Book Value per Diluted Share- excluding AOCI, is calculated based upon a non-GAAP financial measure. It is calculated by dividing (a) total stockholders' equity, excluding AOCI, after tax, by (b) common shares outstanding and dilutive potential common shares. The Company provides this measure to enable investors to analyze the amount of the Company's net worth that is primarily attributable to the Company's business operations. The Company believes it is useful to investors because it eliminates the effect of items that can fluctuate significantly from period to period, primarily based on changes in interest rates.
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
Core Earnings- a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the underlying performance of the Company’s businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, certain restructuring and other costs, pension settlements, loss on extinguishment of debt, reinsurance gains and losses from disposal of businesses, income tax benefit from reduction in deferred income tax valuation allowance, discontinued operations, and the impact of Unlocks to deferred policy acquisition costs ("DAC"), sales inducement assets ("SIA"), and death and other insurance benefit reserve balances. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of DAC) that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.
Reconciliation of Net Income (Loss) to Core Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$234	$438	$572	$977
Less: Unlock benefit (charge), before tax	23	(13)	61	18
Less: Net realized capital gains (losses) after DAC, excluded from core earnings, before tax	(5)	(13)	50	(110)
Less: Pension settlement, before tax	—	—	(750)	—
Less: Income tax benefit (expense) [1]	(6)	51	222	149
Core earnings	$222	$413	$989	$920
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
Net income decreased to $234, or $0.65 per basic share and $0.64 per diluted share, from third quarter 2016 net income of $438, or $1.14 per basic share and $1.12 per diluted share, primarily due to catastrophe losses from hurricanes Harvey and Irma in the third quarter 2017, partially offset by the accretive effect of share repurchases over the past year.
Common share repurchases during third quarter 2017 totaled $325, or 6 million shares and $258 of dividends were paid to shareholders.
Book value per diluted share increased to $47.33 from $44.35 as of December 31, 2016 as a result of a 4% decrease in common shares outstanding and dilutive potential common shares and a 2% increase in stockholders' equity resulting primarily from net income and an increase in accumulated other comprehensive income (AOCI) over the nine month period, partially offset by common dividends and share repurchases. AOCI increased due to higher net unrealized capital gains and a reduction in unamortized actuarial losses on benefit plans due to a pension settlement in second quarter 2017.

Net Investment Income	Annualized Investment Yield After-tax
Net investment income of $729 decreased 6% compared with third quarter 2016 primarily due to lower income from limited partnerships and other alternative investments as well as lower asset levels as a result of the continued run off of Talcott Resolution.
Net realized capital losses improved by $14 from the third quarter 2016 primarily due to losses related to the sale of the Company's U.K. property and casualty run-off subsidiaries in the prior year, lower impairments and lower losses on the variable annuity hedge program, partially offset by lower net gains on sales.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Annualized investment yield of 3.0%, after-tax, decreased from 3.1%, after-tax, compared with third quarter 2016, primarily due to reinvesting at lower rates.
Net unrealized gains, after-tax, in the investment portfolio increased by $85 in third quarter 2017 primarily due to the effect of tighter credit spreads.

Written Premiums	Combined Ratio
Written premiums decreased 2% compared with third quarter 2016 for Property & Casualty reflecting a decrease in Personal Lines, partially offset by an increase in Commercial Lines.
Combined ratio for Property & Casualty increased 10.6 points to 107.1 compared with a combined ratio of 96.5 in third quarter 2016, largely due to catastrophe losses from hurricanes Harvey and Irma.
Catastrophe losses of $352, before tax, increased from catastrophe losses of $80, before tax, in third quarter 2016, largely due to losses of $175, before tax, from hurricane Harvey and losses of $157, before tax, from hurricane Irma.
Prior accident year development was a net favorable $1, before tax, in third quarter 2017, primarily due to a decrease in reserves for Small Commercial package business offset by a reserve increase for customs bond claims. Reserve development was a net unfavorable $25, before tax, in third quarter 2016, largely due to an increase in commercial auto liability reserves.

Net Income Margin - Group Benefits	Net Income - Talcott Resolution

Net income margin for Group Benefits increased to 7.7% from 6.7% in third quarter 2016, primarily due to lower incurred loss costs in both group disability and group life.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net income for Talcott Resolution was $80 compared with $78 in third quarter 2016, as a change to net unlock benefit compared to an unlock charge in the prior year period and the effect of lower operating expenses was largely offset by lower net investment income and fee income due to the continued run off of the business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes beginning on page F-1 as well as with the segment operating results sections of MD&A.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Earned premiums	$3,474	$3,484	—%	$10,437	$10,332	1%
Fee income	460	452	2%	1,381	1,338	3%
Net investment income	729	772	(6%)	2,172	2,203	(1%)
Net realized capital gains (losses)	(3)	(17)	82%	52	(119)	144%
Other revenues	24	24	—%	66	67	(1%)
Total revenues	4,684	4,715	(1%)	14,108	13,821	2%
Benefits, losses and loss adjustment expenses	2,994	2,780	8%	8,518	8,563	(1%)
Amortization of deferred policy acquisition costs	357	403	(11%)	1,088	1,145	(5%)
Insurance operating costs and other expenses	995	918	8%	3,652	2,777	32%
Interest expense	82	86	(5%)	246	257	(4%)
Total benefits, losses and expenses	4,428	4,187	6%	13,504	12,742	6%
Income before income taxes	256	528	(52%)	604	1,079	(44%)
Income tax expense	22	90	(76%)	32	102	(69%)
Net income	$234	$438	(47%)	$572	$977	(41%)
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Net income decreased by $204 primarily due to an increase in current accident year catastrophe losses of $177 after-tax, primarily due to hurricanes Harvey and Irma, and, to a lesser extent, a decrease in net investment income. Apart from those impacts, net income was relatively flat as a change to a net unlock benefit compared to an unlock charge in the prior year period and more favorable prior accident year development in P&C was offset by higher variable incentive compensation costs.
Earned premiums decreased by $10, before tax, reflecting a 6% decline in Personal Lines, largely offset by growth of 3% in Commercial Lines, including the effect of the Maxum acquisition, and 1% in Group Benefits. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by Segment.
Fee income increased by 2% reflecting a 14% increase in Mutual Funds, partially offset by a 6% decline in Talcott Resolution. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Net investment income decreased by 6% primarily due to lower asset levels as a result of the continued run off of Talcott Resolution as well as lower income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

Net realized capital losses improved by $14 from third quarter 2016 largely due to to losses related to the sale of the Company's U.K. property and casualty run-off subsidiaries in the prior year, lower impairments and lower losses on the variable annuity hedge program, partially offset by lower net gains on sales. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Benefits, losses and loss adjustment expenses increased in Property & Casualty driven by an increase in catastrophe losses and decreased in Group Benefits due to lower losses on group disability and life business. The net increase in incurred losses for Property & Casualty was driven by:

•
Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty decreased $16, before tax, primarily resulting from the effect of lower Personal Lines earned premium and lower Personal Lines auto liability loss costs, largely offset by the effect of earned premium growth in Small Commercial and higher workers' compensation loss costs.

•
Current accident year catastrophe losses of $352, before tax, for the three months ended September 30, 2017, compared to $80, before tax, for the prior year period. Catastrophe losses in 2017 were primarily from hurricanes Harvey and Irma which accounted for $332, before tax, of catastrophe losses in the quarter. Catastrophe losses in 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•
Net prior accident year reserve development in Property & Casualty was favorable $1, before tax, for the three months ended September 30, 2017, compared to unfavorable reserve development of $25, before tax, for the prior year period. Prior accident year development in 2017 included a decrease in reserves for Small Commercial package business offset by a reserve increase for customs bond claims. Prior accident year development in 2016 was largely due to an increase in commercial auto liability. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

Amortization of deferred policy acquisition costs decreased year over year due to the run off of the Talcott Resolution business, the effect of a favorable unlock in the 2017 period compared to an unfavorable unlock in the 2016 period and lower amortization in Personal Lines, partially offset by higher amortization in Commercial Lines.
Insurance operating costs and other expenses increased primarily due to higher variable incentive compensation costs, higher IT costs in Commercial Lines and higher variable expenses in Mutual Funds.
Income tax expense decreased primarily due to a $272 decrease in pre-tax income partially offset by the effect of a federal income tax benefit of $65 for the three months ended September 30, 2016 related to the sale of the Company's U.K. property and casualty run-off subsidiaries.
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets, the dividends received deduction and changes in the valuation allowance recorded on capital loss carryovers. For further discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Net income decreased by $405 primarily due to a pension settlement charge of $488, after-tax, in the nine months ended September 30, 2017 and a $196 after-tax increase in catastrophe losses partially offset by the effect of adverse prior accident year development of $266 after-tax, in the first nine months of 2016. Apart from those impacts, net income was slightly higher largely due to a higher unlock benefit and lower group disability and life loss costs offset by lower net investment income and higher variable incentive compensation.
Earned premiums increased by $35, before tax, reflecting growth of 4% in Commercial Lines, including the effect of the Maxum acquisition, and 3% in Group Benefits, partially offset by a 5% decrease in Personal Lines. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Fee income increased reflecting a 15% increase in Mutual Funds, partially offset by a 6% decline in Talcott Resolution. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Net investment income decreased 1%, primarily due to

lower asset levels and lower reinvestment rates, largely offset by higher income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).
Net realized capital gains of $52 in the nine months ended September 30, 2017 compared to net realized capital losses of $119 in the first nine months of 2016, were primarily due to losses in 2016 related to the sale of the Company's U.K. property and casualty run-off subsidiaries and derivatives, higher net gains on sales of securities and lower impairment losses, partially offset by higher variable annuity hedge program losses in 2017. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Benefits, losses and loss adjustment expenses decreased in Property & Casualty and were relatively flat in Group Benefits as the effect on losses of growth in Group Benefits earned premium was offset by the effect of lower loss ratios for group disability and group life. The net decrease in incurred losses for Property & Casualty was driven by:

•
Losses and loss adjustment expenses before catastrophes in Property & Casualty increased $70, before tax, primarily resulting from the effect of Commercial Lines earned premium growth in Small Commercial and higher loss costs in workers' compensation, commercial auto and non-catastrophe property, partially offset by the effect of lower Personal Lines earned premium.

•
Current accident year catastrophe losses of $657, before tax, for the nine months ended September 30, 2017, compared to $355, before tax, for the prior year period. Catastrophe losses in 2017 were primarily due to hurricanes Harvey and Irma in the third quarter and multiple wind and hail events across various U.S. geographic regions, primarily in the Midwest, Colorado, Texas and the Southeast. Catastrophe losses in 2016 were primarily due to multiple wind and hail and winter storm events across various U.S. geographic regions, concentrated in Texas and the central and southern plains and, to a lesser extent, winter storms. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Unfavorable prior accident year reserve development in Property & Casualty of $1, before tax, for the nine months ended September 30, 2017, compared to unfavorable reserve development of $409, before tax, for the prior year period. Prior accident year development in 2017 included a decrease in reserves for Small Commercial package business offset by a reserve increase for commercial auto liability. Prior accident year development in 2016 was largely due to a $268 increase in asbestos and environmental reserves and a $140 increase in Personal Lines auto liability reserves. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

Amortization of deferred policy acquisition costs decreased primarily due to lower amortization on lower earned premium for Personal Lines, the effect of the run off of Talcott Resolution, and a larger unlock benefit in 2017, partially offset by higher amortization on higher earned premium for Commercial Lines.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Insurance operating costs and other expenses increased primarily due to a $750 pre-tax pension settlement charge in second quarter 2017. Apart from the pension settlement charge, insurance operating costs and other expenses increased by 5%, primarily driven by higher variable incentive plan compensation, increased IT costs in Commercial Lines, higher variable expenses in Mutual Funds and $20, before tax, of state guaranty fund assessments in Group Benefits, partially offset by lower direct marketing costs in Personal Lines. Effective with awards granted in March, 2017, long-term incentive compensation awards to retirement-eligible employees now fully vest when they are granted, which resulted in an accelerated recognition of compensation expense in the first nine months of 2017 of $21 pre-tax. For additional information on the pension settlement charge in second quarter 2017, see Note 15 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.
Income tax expense decreased for the nine months ended September 30, 2017, primarily due to a $475 decrease in income before income taxes, partially offset by the effect of federal income tax benefits of $78 for the nine months ended September 30, 2016 arising from a reduction of the deferred tax asset valuation allowance on capital loss carryovers and the effect of a federal income tax benefit of $65 for the nine months ended September 30, 2016 related to the sale of the Company's U.K. property and casualty run-off subsidiaries.
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets, the dividends received deduction and changes in the valuation allowance recorded on capital loss carryovers. For further discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$57,669	79.0%	$56,003	79.3%
Fixed maturities, at fair value using the fair value option ("FVO")	82	0.1%	293	0.4%
Equity securities, AFS, at fair value	1,112	1.5%	1,097	1.6%
Mortgage loans	6,058	8.3%	5,697	8.1%
Policy loans, at outstanding balance	1,418	2.0%	1,444	1.9%
Limited partnerships and other alternative investments	2,533	3.5%	2,456	3.5%
Other investments [1]	365	0.5%	403	0.6%
Short-term investments	3,756	5.1%	3,244	4.6%
Total investments	$72,993	100.0%	$70,637	100.0%

[1]	Primarily relates to derivative instruments.
September 30, 2017 compared to December, 31, 2016
Total investments increased primarily due to an increase in fixed maturities, AFS, short-term investments and mortgage loans.
Fixed maturities, AFS increased primarily due to an increase in valuations as a result of tighter credit spreads and lower long-term interest rates as well as the purchases of Collateralized Loan Obligations ("CLOs") and tax-exempt municipal bonds.

Short-term investments increased largely due to an increase in short-term investments held as part of the Company's securities lending agreements. For more information on the securities lending agreements, see Note 6 - Investments.
Mortgage Loans increased largely due to originations of multifamily commercial whole loans.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$579	4.2%	$589	4.2%	$1,734	4.2%	$1,788	4.2%
Equity securities	6	2.2%	5	2.7%	19	2.2%	22	3.3%
Mortgage loans	62	4.2%	62	4.4%	185	4.2%	182	4.3%
Policy loans	20	5.5%	20	5.3%	59	5.4%	62	5.7%
Limited partnerships and other alternative investments	71	11.7%	93	15.2%	189	10.7%	141	7.3%
Other [3]	23		29		78		90
Investment expense	(32)		(26)		(92)		(82)
Total net investment income	$729	4.3%	$772	4.5%	$2,172	4.3%	$2,203	4.2%
Total net investment income excluding limited partnerships and other alternative investments	$658	4.0%	$679	4.1%	$1,983	4.0%	$2,062	4.1%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at amortized cost as applicable, excluding repurchase agreement and securities lending collateral , if any, and derivatives amortized cost.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016
Total net investment income decreased for the three month period primarily due to lower income from limited partnerships and other alternative investments as well as lower asset levels as a result of the continued run off of Talcott Resolution. Income from limited partnership and other alternative investments was below the prior year due to lower returns on private equity investments, partially offset by stronger returns on real estate investments. Total net investment income decreased for the nine month period primarily due to lower asset levels, partially offset by higher income from limited partnerships and other alternative investments. For the nine month period, income from limited partnerships and other alternative investments increased due to strong returns on real estate investments as well as losses on hedge funds during 2016.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.0% for the nine month period in 2017, down slightly from 4.1% for the nine month period in 2016. Excluding non-routine items, which primarily include make-whole payments on fixed maturities and income received from previously impaired securities, the annualized investment income yield was 4.0% for the nine month periods for both years.
Average reinvestment rate for the nine month period in 2017, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 3.5% which was below the average yield of sales and maturities of 3.9% for the same period. For the nine month period in 2017, the average reinvestment rate of 3.5% increased slightly from 3.4% for the nine month period in 2016, due to higher interest rates.
We expect the annualized net investment income yield for the 2017 calendar year, excluding limited partnerships and other alternative investments, to be slightly below the portfolio yield earned in 2016. This assumes the Company earns less income in 2017 from make-whole payments on fixed maturities and recoveries on previously impaired securities than it did in 2016 and that reinvestment rates continue to be below the average yield of sales and maturities. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Capital Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2017	2016	2017	2016
Gross gains on sales	$80	$114	$332	$328
Gross losses on sales	(26)	(24)	(132)	(157)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [1]	(2)	(14)	(17)	(44)
Valuation allowances on mortgage loans	—	—	2	—
Results of variable annuity hedge program
GMWB derivatives, net	15	6	53	(8)
Macro hedge program	(65)	(64)	(189)	(98)
Total results of variable annuity hedge program	(50)	(58)	(136)	(106)
Transactional foreign currency revaluation	2	(13)	2	(144)
Non-qualifying foreign currency derivatives	(3)	17	(9)	138
Other, net [2]	(4)	(39)	10	(134)
Net realized capital gains (losses)	$(3)	$(17)	$52	$(119)

[1]	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[2]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and embedded derivatives associated with modified coinsurance reinsurance contracts.

Three and nine months ended September 30, 2017
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate securities, U.S. treasury securities, equity securities, and municipal bonds.
Variable annuity hedge program losses for the three and nine months included losses on the macro hedge program which were primarily due to losses of $42 and $109, respectively, driven by an improvement in domestic equity markets and $15 and $51, respectively, driven by time decay of options. Also included were losses of $8 and $37 driven by a decline in equity market volatility. For the three and nine month periods these losses were partially offset by net gains on the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, primarily driven by gains of $8 and $19, respectively, driven by a decline in equity market volatility, $7 and $18, respectively, driven by time decay of options, and $4 and $15, respectively, due to policyholder behavior.
Other, net gains and losses for the three month period were primarily due to losses of $9 on interest rate derivatives due to an increase in interest rates, partially offset by gains of $5 related to credit derivatives driven by credit spread tightening. For the nine month period gains were primarily related to $19 of credit derivatives due to credit spread tightening, partially offset by losses of $10 associated with modified coinsurance reinsurance contracts driven by a decline in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

Three and nine months ended September 30, 2016
Gross gains and losses on sales were primarily due to the sale of U.S. treasury securities, corporate securities, including tender offers, municipal bonds, and equity securities. The sales were primarily a result of duration, liquidity and credit management.
Variable annuity hedge program gain and losses for the three and nine month periods included losses on the macro hedge program of $25 and $58, respectively, driven by an increase in equity markets and losses of $19 and $40, respectively, driven by time decay on options. Additional losses of $9 for the three month period were driven by a decline in equity volatility. For the three month period, gain on the combined GMWB derivatives, net, was primarily due to gains of $16 due to favorable policyholder behavior and gains of$11 driven by outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by losses of $(11) primarily resulting from assumption updates and losses of $6 due to an increase in interest rates. For the nine month period the net loss related to the combined GMWB hedging program was primarily due to losses of $(19) driven by an increase in U.S equity markets, partially offset by non-market gains of $14. The non-market gains include favorable policyholder behavior and outperformance of the underlying actively managed funds compared to their respective indices, partially offset by assumption and fund regression updates.
Other, net loss for the three and nine month periods were primarily due to losses of $59 associated with the Company's U.K. property and casualty run-off subsidiaries that were sold in May 2017. The three month period also included gains of $10 on credit derivatives driven by credit spreads tightening. The nine month period also included losses of $48 associated with modified coinsurance reinsurance contracts driven by a decline in interest rates, losses of $28 on equity derivatives which were hedging

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

against a decline in the equity market on the investment portfolio and losses of $16 on interest rate derivatives driven by a decline in interest rates.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2016 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2016 Form 10-K Annual

Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2017.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense ("LAE") Reserves of $19,732, Net of Reinsurance, by Segment as of September 30, 2017
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are adjusted after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, adjustments are made more quickly to more mature accident years and less volatile lines of business. Such adjustments of reserves are referred to as “prior accident year development”. Increases in previous estimates of ultimate loss costs are referred to as either an increase in prior accident year reserves or as unfavorable reserve development. Decreases in previous estimates of ultimate loss costs are referred to as either a decrease in prior accident year reserves or as favorable reserve development. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and Loss Adjustment Expenses for the Nine Months Ended September 30, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$17,238	$2,094	$2,501	$21,833
Reinsurance and other recoverables	2,325	25	426	2,776
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,971	1,959	—	4,930
Current accident year ("CAY") catastrophes ("CATS")	404	253	—	657
Prior accident year development ("PYD")	12	(12)	1	1
Total provision for unpaid losses and loss adjustment expenses	3,387	2,200	1	5,588
Less: payments	2,602	2,118	193	4,913
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,698	2,151	1,883	19,732
Reinsurance and other recoverables	2,404	24	389	2,817
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$18,102	$2,175	$2,272	$22,549
Earned premiums	$5,159	$2,818
Loss and loss expense paid ratio [1]	50.4	75.2
Loss and loss expense incurred ratio	66.0	79.0
Prior accident year development (pts) [2]	0.2	(0.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Catastrophe Losses of $657 for the Nine Months Ended September 30, 2017
[1] These amounts represent an aggregation of multiple catastrophes.
[2] Includes Commercial Lines of $1 and Personal Lines of $3.
[3] Includes catastrophe losses from Hurricane Harvey and Hurricane Irma of $175 and $157, respectively.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Favorable) Unfavorable Prior Accident Year Development for the Three Months Ended September 30, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(9)	$—	$—	$(9)
Workers’ compensation discount accretion	5	—	—	5
Package business	(22)	—	—	(22)
Commercial property	1	—	—	1
Bond	20	—	—	20
Catastrophes	1	—	—	1
Other reserve re-estimates, net	1	2	—	3
Total prior accident year development	$(3)	$2	$—	$(1)

(Favorable) Unfavorable Prior Accident Year Development for the Nine Months Ended September 30, 2017
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(29)	$—	$—	$(29)
Workers’ compensation discount accretion	21	—	—	21
General liability	10	—	—	10
Package business	(22)	—	—	(22)
Commercial property	(5)	—	—	(5)
Bond	10	—	—	10
Automobile liability	20	—	—	20
Catastrophes	(1)	(11)	—	(12)
Other reserve re-estimates, net	8	(1)	1	8
Total prior accident year development	$12	$(12)	$1	$1
Workers’ compensation reserves were reduced, primarily in Small Commercial, given the continued emergence of favorable frequency for accident years 2013 to 2015. Management has placed additional weight on this favorable experience as it becomes more credible.
General liability reserves were increased for the 2013 to 2016 accident years on a class of business that insures service and maintenance contractors. This increase was partially offset by a decrease in recent accident year reserves for other Middle Market general liability reserves.
Package reserves were reduced for accident years 2013 and prior largely due to reducing the Company’s estimate of allocated loss adjustment expenses incurred to settle the claims.

Bond business reserves increased for customs bonds written between 2000 and 2010 which was partly offset by a reduction in reserves for recent accident years as reported losses for commercial and contract surety have emerged favorably.
Automobile liability reserves within Commercial Lines were increased in Small Commercial and large national accounts for the 2013 to 2016 accident years, driven by higher frequency of more severe accidents, including litigated claims.
Catastrophes reserves were reduced primarily due to lower estimates of 2016 wind and hail event losses and a decrease in losses on a 2015 wildfire.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,559	$1,845	$3,421	$21,825
Reinsurance and other recoverables	2,293	19	570	2,882
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Add: Maxum acquisition	122	—	—	122
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,820	2,040	—	4,860
Current accident year catastrophes	167	188	—	355
Prior accident year development	8	131	270	409
Total provision for unpaid losses and loss adjustment expenses	2,995	2,359	270	5,624
Less: payments	2,582	2,228	471	5,281
Less: net reserves transferred to liabilities held for sale	—	—	487	487
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,801	1,957	2,163	18,921
Reinsurance and other recoverables	2,299	18	377	2,694
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$17,100	$1,975	$2,540	$21,615
Earned premiums	$4,950	$2,931
Loss and loss expense paid ratio [1]	52.2	76.0
Loss and loss expense incurred ratio	60.5	80.5
Prior accident year development (pts) [2]	0.2	4.5

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Catastrophe Losses of $355 for the Nine Months Ended September 30, 2016

[1]	These amounts represent an aggregation of multiple catastrophes.

[2]	This amount is related to Personal Lines.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Favorable) Unfavorable Prior Accident Year Development for the Three Months Ended September 30, 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(4)	$—	$—	$(4)
Workers’ compensation discount accretion	7	—	—	7
General liability	1	—	—	1
Package business	(2)	—	—	(2)
Commercial property	5	—	—	5
Professional liability	(2)	—	—	(2)
Automobile liability	18	—	—	18
Homeowners	—	1	—	1
Catastrophes	(3)	1	—	(2)
Other reserve re-estimates, net	2	1	—	3
Total prior accident year development	$22	$3	$—	$25

(Favorable) Unfavorable Prior Accident Year Development for the Nine Months Ended September 30, 2016
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(87)	$—	$—	$(87)
Workers’ compensation discount accretion	21	—	—	21
General liability	67	—	—	67
Package business	50	—	—	50
Commercial property	2	—	—	2
Professional liability	(35)	—	—	(35)
Bond	(6)	—	—	(6)
Automobile liability	19	140	—	159
Homeowners	—	(4)	—	(4)
Net asbestos reserves	—	—	197	197
Net environmental reserves	—	—	71	71
Catastrophes	(4)	(3)	—	(7)
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	11	(2)	2	11
Total prior accident year development	$8	$131	$270	$409
Workers' compensation reserves consider favorable emergence on reported losses for recent accident years as well as a partially offsetting adverse impact related to two recent Florida Supreme Court rulings that have increased the Company's exposure to workers' compensation claims in that state. The favorable emergence has been driven by lower frequency and, to a lesser extent, lower medical severity and management has placed additional weight on this favorable experience as it becomes more credible.
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
Automobile liability reserves increased in commercial lines, predominantly for the 2015 accident year, primarily due to increased frequency of large claims. Automobile liability reserves also increased in personal lines, primarily related to increased bodily injury frequency and severity for the 2015

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

accident year, including for uninsured and under-insured motorist claims, and increased bodily injury severity for the 2014 accident year. Increases in auto liability loss costs were across both the direct and agency distribution channels.
Asbestos and environmental reserves increased during the period as a result of the 2016 comprehensive annual review. For a discussion of the Company's 2016 review of asbestos and environmental reserves, see Part II, Item 7 MD&A, Critical Accounting Estimates, Property & Casualty Other Operations section in the Company’s 2016 Form 10-K Annual Report.
Uncollectible reinsurance reserves decreased as a result of giving greater weight to favorable collectibility experience in recent calendar periods in estimating future collections.
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

Asbestos and Environmental Net Reserves

	Asbestos	Environmental
September 30, 2017
Property and Casualty Other Operations	$1,179	$188
Commercial Lines and Personal Lines	74	56
Ending liability — net	$1,253	$244
December 31, 2016
Property and Casualty Other Operations	$1,282	$234
Commercial Lines and Personal Lines	81	58
Ending liability — net	$1,363	$292
Property & Casualty Reserves Asbestos and Environmental ("A&E") Summary as of September 30, 2017

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,450	$262	$1,712
Assumed Reinsurance	143	—	143
Total	1,593	262	1,855
Ceded	(340)	(18)	(358)
Net	$1,253	$244	$1,497

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Roll-Forward of Asbestos and Environmental Losses and LAE for the Nine Months Ended September 30, 2017 and September 30, 2016

	Asbestos	Environmental
2017
Beginning liability—net	$1,363	$292
Reclassification of allowance for uncollectible reinsurance [1]	1	—
Less: losses and loss adjustment expenses paid	111	48
Ending liability – net	$1,253	$244
2016
Beginning liability—net	$1,803	$318
Losses and loss adjustment expenses incurred	197	71
Less: losses and loss adjustment expenses paid [2]	389	35
Less: net reserves transferred to liabilities held for sale	205	41
Ending liability – net	$1,406	$313
[1] Related to the reclassification of an allowance for uncollectible reinsurance from the "All Other" category of P&C Other Operations reserves.
[2] Included $262 related to the settlement in 2016 of PPG Industries ("PPG") asbestos liabilities, net of reinsurance billed to third-party reinsurers.
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
The net survival ratios shown below are calculated for the one and three year periods ended September 30, 2017 and are calculated excluding the effect of net reserves for asbestos and environmental related to the second quarter 2017 sale of the Company's U.K. Property & Casualty run-off subsidiaries. See section that follows entitled Adverse Development Cover which could materially affect the survival ratio of net reserves given that adverse development of asbestos and environmental reserves, if any, subsequent to December 31, 2016 will be ceded to NICO up to the reinsurance limit. For asbestos, the table also presents the net survival ratios excluding the effect of the PPG Industries ("PPG") settlement in the second quarter of 2016.
Net Survival Ratios

	Asbestos	Environmental
One year net survival ratio	6.9	3.5
Three year net survival ratio	4.8	4.2
One year net survival ratio - excluding PPG settlement	8.1
Three year net survival ratio - excluding PPG settlement	7.5
Asbestos and Environmental Paid and Incurred Losses and LAE Development for the Nine Months Ended September 30, 2017

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$105	$—	$51	$—
Assumed Reinsurance	34	—	7	—
Total	139	—	58	—
Ceded	(28)	—	(10)	—
Net	$111	$—	$48	$—
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
As of September 30, 2017 , the Company reported $1.3 billion of net asbestos reserves and $244 million of net environmental reserves. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its asbestos and environmental reserves. As discussed above the effect of these changes could be material to the Company's liquidity and, if cumulative adverse development subsequent to December 31, 2016 exceeded $650, the effect of the changes could be material to the Company's consolidated operating results. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2016 Form 10-K Annual Report.
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

Talcott Resolution Significant EGP - based Balances
	As of September 30, 2017	As of December 31, 2016
DAC	$986	$1,066
SIA	$51	$53
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$361	$354
[1] For additional information on death and other insurance benefit reserves, see Note 9 - Reserve for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Talcott Resolution Benefit (Charge) to Income, Net of Tax, as a Result of Unlock
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
DAC	$18	$(29)	$40	$(17)
SIA	1	4	2	5
Death and Other Insurance Benefit Reserves	4	12	19	30
Total (before tax)	23	(13)	61	18
Income tax effect	8	(4)	21	7
Total (after-tax)	$15	$(9)	$40	$11
The Unlock benefit for the three and nine month 2017 periods was primarily due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.
The Unlock charge for the three months ended September 30, 2016 was primarily due to the reduction of the fixed annuity DAC balance to zero due to the impact of the sustained low interest rates on estimated gross profits, partially offset by an off-cycle assumption change that reduced future expected lapse rates given recent experience and an unlock benefit on variable annuity DAC due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.
The Unlock benefit for the nine months ended September 30, 2016 was primarily due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets partially offset by the reduction of the fixed annuity DAC balance to zero.
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
Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long-term weighted average rate of return is 8.3%. The annual return assumed over the next five years of approximately 0.1% was calculated based on the return needed over that period to produce an 8.3% return since March of 2009, the date the Company adopted the RTM estimation technique to project future separate account returns. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 55% of its block of variable annuities to run off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 42% as of September 30, 2017. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of September 30, 2017, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2017 and December 31, 2016, the Company had no valuation allowance. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax assets.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Written premiums	$1,702	$1,673	2%	$5,229	$5,068	3%
Change in unearned premium reserve	(21)	(4)	NM	98	118	(17%)
Earned premiums	1,723	1,677	3%	5,131	4,950	4%
Fee income	9	10	(10%)	28	29	(3%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,009	969	4%	2,971	2,820	5%
Current accident year catastrophes	270	43	NM	404	167	142%
Prior accident year development	(3)	22	(114%)	12	8	50%
Total losses and loss adjustment expenses	1,276	1,034	23%	3,387	2,995	13%
Amortization of deferred policy acquisition costs	253	243	4%	754	727	4%
Underwriting expenses	348	303	15%	995	915	9%
Dividends to policyholders	4	4	—%	11	12	(8%)
Underwriting gain (loss)	(149)	103	NM	12	330	(96%)
Net servicing income	1	2	(50%)	2	2	—%
Net investment income [1]	241	239	1%	724	674	7%
Net realized capital gains [1]	13	39	(67%)	56	31	81%
Other income (expenses)	(1)	(3)	67%	—	(2)	100%
Income before income taxes	105	380	(72%)	794	1,035	(23%)
Income tax expense [2]	15	112	(87%)	215	305	(30%)
Net income	$90	$268	(66%)	$579	$730	(21%)

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[2]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Premium Measures [1]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New business premium	$274	$270	$864	$832
Standard commercial lines policy count retention	83%	85%	84%	84%
Standard commercial lines renewal written price increase	3.5%	2.0%	3.4%	2.1%
Standard commercial lines renewal earned price increase	3.1%	2.2%	2.7%	2.4%
Standard commercial lines policies in-force as of end of period (in thousands)			1,341	1,345

[1]	Standard commercial lines consists of Small Commercial and Middle Market. Standard Commercial premium measures exclude Middle Market programs and livestock lines of business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	58.6	57.8	0.8	57.9	57.0	0.9
Current accident year catastrophes	15.7	2.6	13.1	7.9	3.4	4.5
Prior accident year development	(0.2)	1.3	(1.5)	0.2	0.2	—
Total loss and loss adjustment expense ratio	74.1	61.7	12.4	66.0	60.5	5.5
Expense ratio	34.4	32.0	2.4	33.5	32.6	0.9
Policyholder dividend ratio	0.2	0.2	—	0.2	0.2	—
Combined ratio	108.6	93.9	14.7	99.8	93.3	6.5
Current accident year catastrophes and prior year development	15.5	3.9	11.6	8.1	3.6	4.5
Underlying combined ratio	93.2	90.0	3.2	91.7	89.8	1.9
Net Income
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Net income decreased for the three month period, primarily due to the effect of hurricanes Harvey and Irma in the third quarter of 2017 and, to a lesser extent, a decrease in net realized capital gains and an increase in underwriting expenses.
Net income decreased for the nine month period due to a lower underwriting gain primarily driven by higher catastrophe losses and an increase in underwriting expenses, partially offset by increases in net investment income and net realized capital gains.

Underwriting Gain (Loss)
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Underwriting gain (loss) decreased for the three month period, primarily due to higher catastrophe losses due to hurricanes Harvey and Irma. Also, contributing to the decrease were higher underwriting expenses, driven by higher variable incentive compensation and technology costs, and higher current accident year loss costs in workers’ compensation, partially offset by a change to net favorable prior year development.
Underwriting gain decreased for the nine month period due to higher catastrophe losses and higher underwriting expenses due to an increase in variable incentive compensation. Also, contributing to the decrease were higher current accident year loss costs for workers’ compensation and non-catastrophe property, partially offset by the effect of earned premium growth.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
[1] Other of $10 and $11 for the three months ended September 30, 2016, and 2017, and $32 and $35 for the nine months ended September 30, 2016, and 2017, respectively, is included in the total.
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Earned premiums increased for the three and nine month periods reflecting written premium growth over the preceding twelve months.
Written premiums increased for the three month period due to growth in Small Commercial, partially offset by declines in Middle Market and Specialty Commercial. Written premiums increased for the nine month period primarily due to growth in Small Commercial.

•
Small Commercial written premium growth for both the three and nine month periods was primarily due to higher renewal premium driven by renewal written price increases and growth from the acquisition of Maxum, partially offset by lower new business premium, excluding Maxum, and the effect of lower policy retention.

•	Middle Market written premiums declined for the three month period due to lower renewal and other premium,

partially offset by higher new business premium. For the nine month period, Middle Market written premiums were up modestly as higher new business was largely offset by lower renewal and other premium.

•
Specialty Commercial written premium declined for the three month period, primarily due to a decline in National Accounts. For the nine month period, Specialty Commercial written premiums were essentially flat as declines in National Accounts were offset by an increase in Bond.

•	For the three month period, renewal written price increases averaged 3.5% in standard commercial, which included 4.7% for Small Commercial and 1.3% for Middle Market.
Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Loss and LAE ratio before catastrophes and prior accident year development increased for the three month period, primarily due to a higher loss and loss adjustment expense ratio in workers' compensation and general liability, partially offset by a lower loss and loss adjustment expense ratio in commercial automobile.
Loss and LAE ratio before catastrophes and prior accident year development increased for the nine month period, primarily due to a higher loss and loss adjustment expense ratio in workers' compensation, commercial automobile and general liability, as well as higher commercial property losses in Middle Market.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Catastrophes and (Favorable) Unfavorable Prior Accident Year Development
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Current accident year catastrophe losses for the three month 2017 period were primarily from hurricanes Harvey and Irma. Catastrophe losses for the three month 2016 period were primarily due to multiple wind and hail events concentrated in the Midwest and the central plains.
Current accident year catastrophe losses for the nine month 2017 period were primarily from hurricanes Harvey and Irma, but also included wind and hail events in the Midwest, Texas and Colorado. Catastrophe losses for the nine month 2016 period were primarily due to wind and hail events and winter storms across various U.S. geographic regions.
Prior accident year development was favorable for the three month 2017 period compared to unfavorable prior accident year development for the three month 2016 period. Net reserve decreases for the three month 2017 period were primarily related to reductions in package business and workers' compensation reserves, partially offset by an increase in bond reserves. Net reserve increases for the three month 2016 period were primarily related to increases in commercial auto liability.
Prior accident year development was unfavorable for the nine month 2017 period compared to unfavorable prior accident year development for the nine month 2016 period. Net reserve increases for the nine month 2017 period were primarily related to commercial automobile liability, general liability and bond, largely offset by a decrease in reserves for package business. Net reserve increases for the nine month 2016 period were primarily related to reserve increases for general liability, package business and commercial auto, largely offset by reserve decreases in workers' compensation, professional liability and uncollectible reinsurance.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2017	2016	Change	2017	2016	Change
Written premiums	$924	$1,000	(8%)	$2,738	$2,945	(7%)
Change in unearned premium reserve	3	20	(85%)	(47)	14	NM
Earned premiums	921	980	(6%)	2,785	2,931	(5%)
Fee income	11	10	10%	33	29	14%
Losses and loss adjustment expenses
Current accident year before catastrophes	663	719	(8%)	1,959	2,040	(4%)
Current accident year catastrophes	82	37	122%	253	188	35%
Prior accident year development	2	3	(33%)	(12)	131	(109%)
Total losses and loss adjustment expenses	747	759	(2%)	2,200	2,359	(7%)
Amortization of DAC	76	86	(12%)	236	264	(11%)
Underwriting expenses	146	147	(1%)	425	461	(8%)
Underwriting loss	(37)	(2)	NM	(43)	(124)	65%
Net servicing income [1]	4	6	(33%)	11	15	(27%)
Net investment income [2]	36	35	3%	107	99	8%
Net realized capital gains [2]	2	5	(60%)	9	4	125%
Other income	3	2	50%	1	2	(50%)
Income (loss) before income taxes	8	46	(83%)	85	(4)	NM
Income tax expense (benefit) [3]	—	13	(100%)	20	(10)	NM
Net income	$8	$33	(76%)	$65	$6	NM

[1]	Includes servicing revenues of $24 for the three months ended September 30, 2017 and 2016, and $66 and $67 for the nine months ended September 30, 2017 and 2016, respectively.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[3]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2017	2016	Change	2017	2016	Change
Product Line
Automobile	$636	$691	(8%)	$1,919	$2,067	(7%)
Homeowners	288	309	(7%)	819	878	(7%)
Total	$924	$1,000	(8%)	$2,738	$2,945	(7%)
Earned Premiums
Product Line
Automobile	$644	$686	(6%)	$1,950	$2,044	(5%)
Homeowners	277	294	(6%)	835	887	(6%)
Total	$921	$980	(6%)	$2,785	$2,931	(5%)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2017	2016	2017	2016
Policies in-force end of period (in thousands)
Automobile			1,768	2,016
Homeowners			1,071	1,208
New business written premium
Automobile	$37	$70	$117	$263
Homeowners	$11	$18	$35	$62
Policy count retention
Automobile	80%	84%	81%	84%
Homeowners	83%	84%	82%	84%
Renewal written price increase
Automobile	12.0%	8.0%	10.9%	7.0%
Homeowners	8.6%	8.3%	8.9%	7.9%
Renewal earned price increase
Automobile	10.1%	6.4%	9.1%	6.0%
Homeowners	8.7%	7.8%	8.4%	7.5%
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2017	2016	Change	2017	2016	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	72.0	73.4	(1.4)	70.3	69.6	0.7
Current accident year catastrophes	8.9	3.8	5.1	9.1	6.4	2.7
Prior year development	0.2	0.3	(0.1)	(0.4)	4.5	(4.9)
Total loss and loss adjustment expense ratio	81.1	77.4	3.7	79.0	80.5	(1.5)
Expense ratio	22.9	22.8	0.1	22.5	23.7	(1.2)
Combined ratio	104.0	100.2	3.8	101.5	104.2	(2.7)
Current accident year catastrophes and prior year development	9.1	4.1	5.0	8.7	10.9	(2.2)
Underlying combined ratio	94.9	96.1	(1.2)	92.9	93.3	(0.4)

Product Combined Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Automobile
Combined ratio	106.3	104.8	1.5	101.5	109.5	(8.0)
Underlying combined ratio	101.6	103.1	(1.5)	99.1	100.7	(1.6)
Homeowners
Combined ratio	97.9	89.2	8.7	101.6	92.1	9.5
Underlying combined ratio	78.9	79.6	(0.7)	78.4	76.3	2.1

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Net income for the three month period decreased from 2016 to 2017, primarily resulting from higher catastrophe losses due to hurricanes Harvey and Irma.
Net income for the nine month period increased from 2016 to 2017, primarily due to a lower underwriting loss, driven by improved auto underwriting results.
Underwriting Loss
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Underwriting loss increased for the three month period, primarily due to the higher current accident year catastrophes in 2017. A decrease in underwriting expenses and DAC amortization was offset by the effect of lower earned premium as the Company took actions to improve profitability.
Underwriting loss decreased for the nine month period primarily due to the effect of unfavorable reserve development in the first half of 2016 and a decrease in underwriting expenses, partially offset by higher catastrophes, a higher current accident year loss and loss adjustment expense ratio before catastrophes, and the effect of a decline in earned premium. The decrease in underwriting expenses was primarily due to a decrease in direct marketing expenses that was partially offset by higher variable incentive compensation and the decrease in DAC amortization was driven primarily by lower Agency commissions.
Earned Premiums
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Earned premiums decreased for the three and nine month periods, reflecting a decline in written premium over the prior six to twelve months, particularly in Other Agency business.
Written premiums decreased for the three and nine month periods in AARP Direct and both Agency channels primarily due to a decline in new business and lower policy count retention in both automobile and homeowners.
For the three and nine month periods, renewal written pricing increased in both automobile and home, as the Company increased rates to improve profitability.
Policy count retention decreased for the three and nine month periods in both automobile and homeowners, driven in part by renewal written pricing increases.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Policies in-force decreased for the nine month period in both automobile and homeowners, driven by lower new business and lower policy count retention.
Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Loss and LAE ratio before catastrophes and prior accident year development decreased for the three month period, primarily as a result of lower automobile liability and auto physical damage frequency, lower non-catastrophe weather-related homeowners losses and the effect of earned pricing increases.
Loss and LAE ratio before catastrophes and prior accident year development increased for the nine month period, primarily as a result of higher non-catastrophe weather-related homeowners losses, partially offset by the effect of increases in earned pricing. Taking into account management’s current view of loss cost changes for the first nine months of 2016, automobile liability frequency has decreased while automobile liability severity has increased modestly.

Catastrophes and (Favorable) Unfavorable Prior Accident Year Development
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Current accident year catastrophe losses for the three month 2017 period were primarily due to hurricanes Harvey and Irma. Catastrophe losses for the three month 2016 period were primarily due to multiple wind and hail events across various U.S. geographic regions.
Current accident year catastrophe losses for the nine month 2017 period were primarily due to hurricanes Harvey and Irma as well as multiple wind and hail events across various U.S. geographic regions, concentrated in Texas, Colorado, the Midwest and the Southeast. Catastrophe losses for the nine month 2016 period were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in the Midwest and central plains.
Prior accident year development was slightly unfavorable for the three month periods in both 2016 and 2017. Net reserves increased for the three month 2017 period primarily due to increases in reserves for prior accident year non-catastrophe homeowners.
Prior accident year development was favorable for the nine month 2017 period compared to unfavorable prior accident year development for the nine month 2016 period. Net

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

reserves decreased for the nine month 2017 period primarily due to decreases in reserves for prior accident year catastrophes. Net reserves increased for the nine month 2016 period primarily related to increased bodily injury frequency and severity for the 2015 accident year and increased bodily injury severity for the 2014 accident year. Increases in auto liability loss costs were across both the direct and agency distribution channels.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2017	2016	Change	2017	2016	Change
Losses and loss adjustment expenses
Prior accident year development	$—	$—	—%	$1	$270	(100%)
Total losses and loss adjustment expenses	—	—	—%	1	270	(100%)
Underwriting expenses	3	7	(57%)	11	20	(45%)
Underwriting loss	(3)	(7)	57%	(12)	(290)	96%
Net investment income [1]	26	31	(16%)	84	96	(13%)
Net realized capital gains (losses) [1]	1	(47)	102%	10	(44)	123%
Other income	2	2	—%	4	4	—%
Income (loss) before income taxes	26	(21)	NM	86	(234)	137%
Income tax expense (benefit) [2]	8	(52)	115%	24	(128)	119%
Net income (loss)	$18	$31	(42%)	$62	$(106)	158%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
[2] For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income (Loss)
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Net income for the three month period decreased from 2016, primarily due to lower net investment income and lower net realized capital gains after tax. In the 2016 three month period, the Company recognized a gain of $6, after-tax related to the sale of its U.K. property and casualty run-off subsidiaries consisting of a $59 pre-tax loss and a $65 tax benefit.
Net income (loss) for the nine month period, improved from a loss in 2016 to net income in 2017, primarily due to the effect of unfavorable asbestos and environmental reserve development in 2016.
Underwriting loss decreased for the three and nine month periods, primarily due to a $268 increase in asbestos and environmental reserves in 2016.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Premiums and other considerations	$822	$812	1%	$2,481	$2,415	3%
Net investment income [1]	95	95	—%	278	271	3%
Net realized capital gains [1]	9	19	(53)%	30	37	(19)%
Total revenues	926	926	—%	2,789	2,723	2%
Benefits, losses and loss adjustment expenses	614	642	(4)%	1,893	1,894	—%
Amortization of DAC	8	8	—%	24	23	4%
Insurance operating costs and other expenses	204	190	7%	617	580	6%
Total benefits, losses and expenses	826	840	(2)%	2,534	2,497	1%
Income before income taxes	100	86	16%	255	226	13%
Income tax expense [2]	29	24	21%	70	59	19%
Net income	$71	$62	15%	$185	$167	11%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[2]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to the Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Fully insured – ongoing premiums	$803	$792	1%	$2,410	$2,354	2%
Buyout premiums	—	—	—%	14	6	133%
Fee income	19	20	(5)%	57	55	4%
Total premiums and other considerations	$822	$812	1%	$2,481	$2,415	3%
Fully insured ongoing sales, excluding buyouts	$68	$61	11%	$346	$407	(15)%

Ratios, Excluding Buyouts
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Group disability loss ratio	73.0%	79.4%	6.4	78.3%	80.5%	2.2
Group life loss ratio	77.7%	80.0%	2.3	75.0%	77.4%	2.4
Total loss ratio	74.7%	79.1%	4.4	76.2%	78.4%	2.2
Expense ratio	25.8%	24.4%	(1.4)	26.0%	25.0%	(1.0)

Margin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net income margin	7.7%	6.7%	1.0	6.7%	6.1%	0.6
Effect of net capital realized gains (losses), net of tax on after-tax margin	0.5%	1.1%	(0.6)	0.6%	0.7%	(0.1)
Core earnings margin	7.2%	5.6%	1.6	6.1%	5.4%	0.7

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Net income increased for the three month period, primarily due to higher premium and other considerations and lower benefits, losses and loss adjustment expenses, partially offset by higher insurance operating costs and other expenses and lower net realized capital gains. For the nine month period, net income increased due to higher premium and other considerations and net investment income, partially offset by higher insurance operating costs, state guaranty fund assessments related to the liquidation of a life and health insurance company, and lower net realized capital gains.
Insurance operating costs and other expenses for the three month period increased 7%, primarily due to an increase in variable incentive compensation. For the nine month period, insurance operating costs and other expenses increased 6%, primarily due to state guaranty fund assessments of $20 before tax related to the liquidation of a life and health insurance company and an increase in variable incentive compensation.

Fully Insured Ongoing Premiums
[1] Other of $51 and $53 is included in the three months ended September 30, 2016, and 2017, respectively, and $153 and $159 for the nine months ended September 30, 2016, and 2017, respectively is included in the total.
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Fully insured ongoing premiums increased 1% and 2%, respectively, for the three and nine month periods due to sales in excess of cancellations, strong group life and group disability persistency and modest disability pricing increases.
Fully insured ongoing sales, excluding buyouts, for the three month period increased 11% due to higher large new case sales in the third quarter of 2017. For the nine month period, fully insured ongoing sales decreased 15%, due to fewer large case sales in 2017.
Ratios

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Total loss ratio for the three and nine month periods decreased 4.4 points and 2.2 points, respectively, reflecting lower group life and group disability loss ratios. The group life loss ratio for the three and nine month periods decreased 2.3 points and 2.4 points, respectively, due to favorable mortality. The group disability loss ratio for the three and nine month periods decreased 6.4 points and 2.2 points, respectively, due to favorable claim recoveries including higher than expected deaths. In addition, results reflect continued improvements in incidence trends and modest pricing increases for group disability.
Expense ratio increased 1.4 points for the three month period due to an increase in variable incentive compensation. For the nine month period the expense ratio increased 1.0 points primarily due to state guaranty fund assessments related to the liquidation of a life and health insurance company and an increase in variable incentive compensation.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MUTUAL FUNDS
Results of Operations
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Fee income and other revenue	$203	$178	14%	$595	$517	15%
Net investment income	1	—	NM	2	1	100%
Total revenues	204	178	15%	597	518	15%
Amortization of DAC	5	6	(17)%	16	17	(6)%
Operating costs and other expenses	159	141	13%	468	407	15%
Total benefits, losses and expenses	164	147	12%	484	424	14%
Income before income taxes	40	31	29%	113	94	20%
Income tax expense	14	10	40%	40	33	21%
Net income	$26	$21	24%	$73	$61	20%

Daily Average Total Mutual Funds segment AUM	$109,640	$93,753	17%	$105,491	$90,760	16%
Return on Assets ("ROA") [1]
Net income	9.5	8.5	12%	9.3	8.9	4%
Core Earnings	9.5	8.5	12%	9.3	8.9	4%
[1] Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Mutual Funds Segment AUM

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Mutual Fund AUM - beginning of period	$91,256	$74,941	22%	$81,298	$74,413	9%
Sales	5,364	4,896	10%	18,830	13,682	38%
Redemptions	(4,597)	(4,702)	2%	(15,416)	(14,093)	(9)%
Net flows	767	194	NM	3,414	(411)	NM
Change in market value and other	3,165	2,769	14%	10,476	3,902	168%
Mutual Fund AUM - end of period	$95,188	$77,904	22%	$95,188	$77,904	22%
Exchange Traded Products AUM	409	210	NM	409	210	NM
Mutual Funds segment AUM before Talcott Resolution	95,597	78,114	22%	95,597	78,114	NM
Talcott Resolution AUM [1]	16,127	16,387	(2)%	16,127	16,387	(2)%
Total Mutual Funds segment AUM	$111,724	$94,501	18%	$111,724	$94,501	18%
[1] Talcott Resolution AUM consist of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.
Mutual Fund AUM by Asset Class

	September 30, 2017	September 30, 2016	Change
Equity	$61,163	$48,476	26%
Fixed Income	14,454	12,864	12%
Multi-Strategy Investments [1]	19,571	16,564	18%
Mutual Fund AUM	$95,188	$77,904	22%
[1] Includes balanced, allocation, and alternative investment products.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Net income for the three and nine month periods increased due to higher investment management fees resulting from higher AUM levels and the addition of Schroders' funds, partially offset by higher variable costs including sub-advisory and distribution and services expenses.
September 30, 2017 compared to September 30, 2016
Total Mutual Funds segment AUM increased primarily resulting from positive net flows, the addition of Schroders' funds and market appreciation. The increase in Mutual Fund business AUM was partially offset by the continued run off of Talcott Resolution AUM.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

TALCOTT RESOLUTION
Results of Operations

Operating Summary
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Earned premiums	$27	$35	(23%)	$97	$91	7%
Fee income and other	218	233	(6%)	666	705	(6%)
Net investment income [1]	325	366	(11%)	963	1,039	(7%)
Realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(1)	(10)	90%	(10)	(19)	47%
Other net realized capital losses	(30)	(22)	(36%)	(44)	(122)	64%
Net realized capital losses [1]	(31)	(32)	3%	(54)	(141)	62%
Total revenues	539	602	(10%)	1,672	1,694	(1%)
Benefits, losses and loss adjustment expenses	357	345	3%	1,037	1,045	(1%)
Amortization of DAC	15	60	(75%)	58	114	(49%)
Insurance operating costs and other expenses	105	105	—%	307	325	(6%)
Total benefits, losses and expenses	477	510	(6%)	1,402	1,484	(6%)
Income before income taxes	62	92	(33%)	270	210	29%
Income tax expense (benefit)	(18)	14	NM	17	11	55%
Net income	$80	$78	3%	$253	$199	27%
Assets Under Management (end of period)
Variable annuity account value	$40,707	$41,696	(2%)
Fixed market value adjusted and payout annuities	7,335	7,792	(6%)
Institutional annuity account value	13,836	15,550	(11%)
Other account value [2]	87,547	86,869	1%
Total account value	$149,425	$151,907	(2%)
Variable Annuity Account Value
Account value, beginning of period	$40,668	$41,738	(3%)	$40,698	$44,245	(8%)
Net outflows	(1,169)	(1,417)	18%	(4,062)	(4,379)	7%
Change in market value and other	1,208	1,375	(12%)	4,071	1,830	122%
Account value, end of period	$40,707	$41,696	(2%)	$40,707	$41,696	(2%)

[1]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[2]
Other account value included $31.4 billion, $15.1 billion, and $41.1 billion as of September 30, 2017 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Other account value included $31.5 billion, $14.6 billion, and $40.7 billion at September 30, 2016 for the Retirement Plans, Individual Life and Private Placement Life Insurance businesses, respectively. Account values associated with the Retirement Plans and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance transactions.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Net income for the three month period was up slightly. A change to a net unlock benefit compared to an unlock charge in the prior year period was largely offset by lower net investment income and fee income, the effect of the continued run off of the business.
Net income for the nine month period increased primarily due to lower net realized capital losses in 2017. Net realized capital losses were down due to higher net gains on sales of investments in 2017, a decrease in losses on the modified coinsurance reinsurance contract related to the individual life business reinsured with Prudential, partially offset by an increase in losses on the variable annuity hedge program. Apart from the lower net realized capital losses, earnings were relatively flat as an increase in the unlock benefit and lower interest credited were largely offset by lower net investment income and lower fee income due to the continued run off of the variable annuity block.
For the nine month period in 2017, net investment income decreased due to the run off of the annuity business assets under management and lower limited partnership investment income.

Total Account Value
September 30, 2017 compared to September 30, 2016
Account value decreased by approximately $2.5 billion to $149 billion due to outflows from institutional annuity due to the transfer of $1.6 billion of Hartford pension assets to a third party provider (see Note 15 Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements) and net outflows in variable annuity account value, partially offset by market appreciation.
Variable annuity net outflows were approximately $1.2 billion and $4.1 billion respectively, for the three and nine months period in 2017, due to the continued run off of the business.
Variable Annuity Annualized Full Surrender Rate
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Variable annuity annualized full surrender rate for the three month period decreased to 5.8%. For the nine month period the variable annuity annualized full surrender rate decreased to 7.0%. In general, as the block of variable annuity

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

contracts ages, the remaining in-force contracts are less likely to surrender. However, full surrender rates can fluctuate from period to period.
Contract Counts (in thousands)
September 30, 2017 compared to September 30, 2016
Contract counts decreased 9% for annuities, due to the continued run off of the block.
Income Taxes
The effective tax rates in 2017 and 2016 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to separate account DRD. For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2017	2016	Change	2017	2016	Change
Fee income [1]	$—	$1	(100%)	$2	$3	(33%)
Net investment income [2]	5	6	(17%)	14	23	(39%)
Net realized capital gains (losses) [2]	3	(1)	NM	1	(6)	117%
Total revenues	8	6	33%	17	20	(15%)
Insurance operating costs and other expenses [1]	11	6	83%	20	11	82%
Pension settlement	—	—	—%	750	—	NM
Interest expense	82	86	(5%)	246	257	(4%)
Total benefits, losses and expenses	93	92	1%	1,016	268	NM
Loss before income taxes	(85)	(86)	1%	(999)	(248)	NM
Income tax benefit [3]	(26)	(31)	16%	(354)	(168)	(111%)
Net loss	$(59)	$(55)	(7%)	$(645)	$(80)	NM

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
Net Loss
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Net loss for the three months increased from net loss in the prior year period primarily due to an increase in Insurance operating costs and other expenses. For the nine months , net loss increased primarily due to an after tax pension settlement charge of $488 that occurred in the second quarter.
Interest Expense
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Interest expense decreased primarily due to a decrease in outstanding debt due to debt maturities and the paydown of senior notes. Since September 30, 2016, $691 of senior notes have either matured or been paid down.

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
Insurance Risk
The Company categorizes its insurance risks across property-

casualty, group benefits and life products. Non-catastrophe insurance risk arises from a number of exposures including property, liability, mortality, morbidity, disability and longevity. Catastrophe risk primarily arises in the group life, group disability, property, and workers' compensation product lines. The Company establishes risk limits to control potential loss and actively monitors the risk exposures as a percent of statutory surplus. The Company also uses reinsurance to transfer insurance risk to well-established and financially secure reinsurers.
Reinsurance as a Risk Management Strategy
The Company uses reinsurance to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that reinsure property and workers' compensation exposures, and individual risk or quota share arrangements, that reinsure losses from specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is used by the Company to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under “TRIPRA” and other reinsurance programs relating to particular risks or specific lines of business.
Reinsurance for Catastrophes- The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events.
Primary Catastrophe Treaty Reinsurance Coverages as of September 30, 2017

Coverage	Effective for the period	% of layer(s) reinsurance	Per occurrence limit		Retention
Property losses arising from a single catastrophe event [1] [2]	1/1/2017 to 1/1/2018	88%	$800		$350
Property catastrophe losses from a Personal Lines Florida hurricane	6/1/2017 to 6/1/2018	90%	$102	[3]	$32
Workers compensation losses arising from a single catastrophe event [4]	1/1/2017 to 12/31/2017	80%	$350		$100

[1]	Certain aspects of our principal catastrophe treaty have terms that extend beyond the traditional one year term. While overall treaty is placed at 88%, each layer's placement varies slightly.

[2]	$50 of the property occurrence treaty can alternatively be used as part of the Property Aggregate treaty referenced below.

[3]
The per occurrence limit for Florida Hurricane Catastrophe Fund (FHCF), which is required coverage for homeowners business in Florida,  is estimated to be $102 for the current treaty year, which is calculated on the best of available information from FHCF as of September 2017.

[4]
In addition to the limit shown, the workers compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of a $30 per event limit in excess of a $20 retention.

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
Property & Casualty Reinsurance Recoverables

	As of September 30, 2017	As of December 31, 2016
Paid loss and loss adjustment expenses	$91	$89
Unpaid loss and loss adjustment expenses	2,431	2,449
Gross reinsurance recoverables [1]	$2,522	$2,538
Less: Allowance for uncollectible reinsurance	(167)	(165)
Net reinsurance recoverables	$2,355	$2,373

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
Group Benefits and Life Insurance Reinsurance Recoverables

Reinsurance Recoverables	As of September 30, 2017	As of December 31, 2016
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$20,968	$20,938
Gross reinsurance recoverables	$20,968	$20,938
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,968	$20,938
[1] No allowance for uncollectible reinsurance is required as of September 30, 2017 and December 31, 2016.
As of September 30, 2017, the Company has reinsurance recoverables from MassMutual and Prudential of $8.4 billion and $11.4 billion, respectively. As of December 31, 2016, the Company had reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $11.1 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of September 30, 2017, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s Condensed Consolidated Stockholders’ Equity.
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
As of September 30, 2017, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders'

equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
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
For the company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in two legal entities that have a threshold greater than zero. The maximum combined threshold for a single counterparty across all legal entities that use derivatives and have a threshold greater than zero is $10. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2017, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives and have a threshold greater than zero was $10. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 12 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
For the nine months ended September 30, 2017, the Company incurred no losses on derivative instruments due to counterparty default.
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
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $40.7 billion as of September 30, 2017 and December 31, 2016.
The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date).

Total Variable Annuity Guarantees as of September 30, 2017
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB [4]	$40.7	$3.0	$0.6	14%	28%
GMWB	$17.9	$0.2	$0.1	5%	19%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total Variable Annuity Guarantees as of December 31, 2016
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB [4]	$40.7	$3.3	$0.7	28%	14%
GMWB	$18.3	$0.2	$0.1	7%	13%

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

[4]
Includes contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries. Such contracts had $1.7 billion of account value as of September 30, 2017 and $1.5 billion as of December 31, 2016.

Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offers both guarantees can only receive the GMDB or GMWB. The GMDB NAR disclosed in the preceding tables is a point in time measurement and assumes that all participants utilize the GMDB on that measurement date.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. For contracts with a GMWB rider, the company expects to incur GMWB payments in the future only if the account value is reduced over time to a specified level through a combination of market performance and periodic withdrawals, at which point the contractholder will receive an annuity equal to the GRB which is generally equal to premiums less withdrawals. For the Company’s “lifetime” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “lifetime” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements. For additional information on the Company's GMDB liability, see Note 9 - Reserve for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.
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
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of September 30, 2017 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis (before tax and DAC) as of September 30, 2017 [1]
	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$1	$3	$(6)	$387	$149	$(105)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$—	$—	$(1)	$2	$1	$(1)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(62)	$(12)	$55	$130	$25	$(105)

[1]	These sensitivities are based on the following key market levels as of September 30, 2017: 1) S&P of 2,519; 2) 10yr US swap rate of 2.33%; and 3) S&P 10yr volatility of 23.71%.
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
During the three months ended September 30, 2017, the Company added hedge positions in the macro hedge program to reduce open equity risk exposure, which increased the sensitivity that changes in equity market returns would have on GAAP net income.

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities by Credit Quality
	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,462	$7,724	13.4%	$7,474	$7,626	13.6%
AAA	6,926	7,225	12.5%	6,733	6,969	12.5%
AA	9,292	9,757	16.9%	8,764	9,182	16.4%
A	14,549	15,727	27.3%	14,169	14,996	26.8%
BBB	13,366	14,210	24.6%	13,399	13,901	24.8%
BB & below	2,883	3,026	5.3%	3,266	3,329	5.9%
Total fixed maturities, AFS	$54,478	$57,669	100%	$53,805	$56,003	100%
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type
	September 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,896	$13	$(14)	$1,895	3.3%	$2,057	$10	$(30)	$2,037	3.6%
Small business	78	3	(1)	80	0.1%	86	3	(1)	88	0.2%
Other	326	4	-	330	0.6%	253	4	—	257	0.5%
Collateralized debt obligations ("CDOs")
CLOs	2,355	5	(2)	2,358	4.1%	1,597	7	(4)	1,600	2.9%
Other	9	28	—	37	0.1%	256	60	—	316	0.6%
CMBS
Agency [1]	1,733	31	(16)	1,748	3.0%	1,439	24	(20)	1,443	2.6%
Bonds	2,648	72	(17)	2,703	4.7%	2,681	62	(33)	2,710	4.7%
Interest only (“IOs”)	653	20	(4)	669	1.2%	787	11	(15)	783	1.4%
Corporate
Basic industry	1,095	88	-	1,183	2.0%	1,071	61	(9)	1,123	2.0%
Capital goods	1,844	130	(6)	1,968	3.4%	1,522	110	(15)	1,617	2.9%
Consumer cyclical	1,407	90	(3)	1,494	2.6%	1,517	78	(10)	1,585	2.8%
Consumer non-cyclical	3,314	245	(12)	3,547	6.2%	3,792	206	(45)	3,953	7.1%
Energy	2,134	183	(7)	2,310	4.0%	2,098	142	(17)	2,223	4.0%
Financial services	5,062	345	(11)	5,396	9.4%	4,806	262	(32)	5,036	9.0%
Tech./comm.	3,242	365	(5)	3,602	6.2%	3,385	265	(20)	3,630	6.5%
Transportation	895	58	(1)	952	1.6%	896	46	(7)	935	1.7%
Utilities	4,578	381	(35)	4,924	8.5%	5,024	326	(65)	5,285	9.3%
Other	354	16	-	370	0.6%	269	14	(4)	279	0.5%
Foreign govt./govt. agencies	1,300	71	(6)	1,365	2.4%	1,164	33	(26)	1,171	2.1%
Municipal bonds
Taxable	1,579	151	(9)	1,721	3.0%	1,497	116	(20)	1,593	2.8%
Tax-exempt	10,006	718	(10)	10,714	18.6%	9,328	616	(51)	9,893	17.7%
RMBS
Agency	1,842	41	(5)	1,878	3.2%	2,493	39	(28)	2,504	4.5%
Non-agency	258	6	-	264	0.5%	178	3	(1)	180	0.3%
Alt-A	107	6	-	113	0.2%	117	2	—	119	0.2%
Sub-prime	1,876	74	-	1,950	3.4%	1,950	22	(8)	1,964	3.5%
U.S. Treasuries	3,887	224	(13)	4,098	7.1%	3,542	182	(45)	3,679	6.6%
Fixed maturities, AFS	54,478	3,368	(177)	57,669	100%	53,805	2,704	(506)	56,003	100%
Equity securities
Financial services	157	27	-	184	16.5%	203	15	(1)	217	19.8%
Other	853	103	(28)	928	83.5%	817	81	(18)	880	80.2%
Equity securities, AFS	1,010	130	(28)	1,112	100%	1,020	96	(19)	1,097	100%
Total AFS securities	$55,488	$3,498	$(205)	$58,781		$54,825	$2,800	$(525)	$57,100
Fixed maturities, FVO				$82					$293

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

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

Financial Services by Credit Quality
	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$33	$35	$2	$13	$15	$2
AA	409	429	20	583	602	19
A	2,548	2,733	185	2,219	2,354	135
BBB	1,996	2,120	124	1,856	1,934	78
BB & below	233	263	30	338	348	10
Total [1]	$5,219	$5,580	$361	$5,009	$5,253	$244

[1]
Includes equity, AFS securities with an amortized cost and fair value of $157 and $184, respectively as of September 30, 2017 and an amortized cost and fair value of $203 and $217, respectively, as of December 31, 2016 included in the Securities by Type table above.

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

Exposure to CMBS Bonds as of September 30, 2017
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$108	$118	$48	$53	$—	$—	$—	$—	$21	$21	$177	$192
2009	—	—	11	11	—	—	—	—	—	—	11	11
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	55	58	—	—	15	15	—	—	—	—	70	73
2012	39	40	6	6	13	13	19	18	—	—	77	77
2013	16	16	95	98	98	102	4	4	—	—	213	220
2014	301	311	59	61	73	73	9	9	8	8	450	462
2015	213	215	200	200	203	209	85	88	11	11	712	723
2016	143	142	227	225	121	126	63	66	—	—	554	559
2017	101	101	243	243	—	—	22	23	—	—	366	367
Total	$994	$1,020	$889	$897	$523	$538	$202	$208	$40	$40	$2,648	$2,703
Credit protection	31.1%		21.5%		14.0%		10.5%		30.7%		22.9%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS Bonds as of December 31, 2016
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$278	$294	$137	$143	$102	$102	$14	$14	$22	$22	$553	$575
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	8	8	—	—	—	—	—	—	26	27
2011	55	59	—	—	13	13	2	2	—	—	70	74
2012	40	41	6	6	30	30	20	18	—	—	96	95
2013	16	17	95	99	110	113	4	4	—	—	225	233
2014	301	309	64	65	72	70	1	1	—	—	438	445
2015	210	210	200	198	207	206	87	87	—	—	704	701
2016	132	130	249	242	113	113	64	64	—	—	558	549
Total	$1,061	$1,090	$759	$761	$647	$647	$192	$190	$22	$22	$2,681	$2,710
Credit protection	33.3%		22.4%		18.0%		16.2%		32.5%		25.3%

[1]	The vintage year represents the year the pool of loans was originated.
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

Commercial Mortgage Loans
	September 30, 2017			December 31, 2016
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Whole loans	$5,950	$(1)	$5,949	$5,580	$(19)	$5,561
A-Note participations	109	—	109	136	—	136
Total	$6,059	$(1)	$6,058	$5,716	$(19)	$5,697
[1] Amortized cost represents carrying value prior to valuation allowances, if any.
The Company funded $827 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 66% and a weighted average yield of 3.9% during the nine months ended September 30, 2017. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of September 30, 2017 or December 31, 2016.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Municipal Bonds
The following table presents the Company's exposure to

municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds
	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,789	$1,931	AA	$1,809	$1,907	AA
Pre-Refunded [1]	1,623	1,727	AAA	1,590	1,693	AAA
Revenue
Transportation	1,658	1,826	A+	1,591	1,724	A+
Health Care	1,327	1,408	AA-	1,216	1,285	AA-
Water & Sewer	1,078	1,145	AA	1,019	1,066	AA
Education	1,071	1,124	AA+	988	1,023	AA
Leasing [2]	907	981	AA-	681	734	AA-
Sales Tax	590	650	AA	574	627	AA
Power	531	575	A+	571	605	A+
Housing	83	89	A	136	140	A
Other	928	979	AA-	650	682	AA-
Total Revenue	8,173	8,777	AA-	7,426	7,886	AA-
Total Municipal	$11,585	$12,435	AA	$10,825	$11,486	AA

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

As of September 30, 2017, the largest issuer concentrations were the New York Dormitory Authority, the State of California, and the New York City Transitional Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2016, the largest issuer concentrations were the state of California, the Commonwealth of Massachusetts, and the New York Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds.

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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$1	1.9%	$4	7.1%	$5	4.4%	$(10)	(3.6)%
Real estate funds	29	18.6%	1	0.7%	40	8.8%	11	2.5%
Private equity funds	41	13.1%	90	28.8%	136	14.8%	148	16.3%
Other alternative investments	—	(0.7)%	(2)	(1.6)%	8	2.7%	(8)	(2.7)%
Total	$71	11.7%	$93	15.2%	$189	10.7%	$141	7.3%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Hedge funds	$148	5.9%	$155	6.3%
Real estate funds	652	25.7%	629	25.6%
Private equity and other funds	1,345	53.1%	1,291	52.6%
Other alternative investments [1]	388	15.3%	381	15.5%
Total	$2,533	100%	$2,456	100%
[1] Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments. This amount was previously included in hedge funds.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $205 as of September 30, 2017 and have decreased $320, or 61%, from December 31, 2016, primarily due to tighter credit spreads and a decrease in long-term interest rates. As of September 30, 2017, $183 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $22 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily equity securities depressed due to issuer specific deterioration, as well as securities with exposure to commercial real estate which are depressed primarily due to higher rates since the securities were purchased.

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

Unrealized Loss Aging for AFS Securities
	September 30, 2017				December 31, 2016
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	901	$5,000	$4,970	$(30)	2,119	$11,299	$11,037	$(262)
Greater than three to six months	315	1,151	1,135	(16)	1,109	2,039	1,934	(105)
Greater than six to nine months	213	529	518	(11)	151	484	456	(28)
Greater than nine to eleven months	399	2,015	1,971	(44)	151	452	441	(11)
Twelve months or more	663	2,444	2,340	(104)	657	2,565	2,446	(119)
Total	2,491	$11,139	$10,934	$(205)	4,187	$16,839	$16,314	$(525)

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%
	September 30, 2017				December 31, 2016
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	78	$29	$22	$(7)	83	$24	$18	$(6)
Greater than three to six months	32	17	10	(7)	38	13	9	(4)
Greater than six to nine months	20	2	1	(1)	21	14	10	(4)
Greater than nine to eleven months	13	—	—	—	11	1	—	(1)
Twelve months or more	55	16	9	(7)	56	19	11	(8)
Total	198	$64	$42	$(22)	209	$71	$48	$(23)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other-than-temporary Impairments Recognized in Earnings by Security Type
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
CMBS	$—	$—	$2	$1
Corporate	1	13	13	38
Equity	1	1	2	5
Total	$2	$14	$17	$44
Three and nine months ended September 30, 2017
For the three and nine months ended September 30, 2017, impairments recognized in earnings included credit impairments of $1 and $15, respectively. These impairments were primarily related to a private issuer experiencing financial difficulty that is currently undergoing a sale and is not expected to generate enough cash flow for the Company to recover the investment. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Non-credit impairments recognized in other comprehensive income were $3 and $7, respectively, for the three and nine months ended September 30, 2017.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations.
Three and nine months ended September 30, 2016
For the three and nine months ended September 30, 2016, impairments recognized in earnings were comprised of credit impairments of $13 and $36, respectively, and intent-to-sell impairments of $0 and $3, respectively, both of which were primarily concentrated in corporate securities. Also, impairments recognized in earnings included impairments on equity securities of $1 and $5, respectively, that were in an unrealized loss position and the Company no longer believed the securities would recover in the foreseeable future.

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

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available at the holding company as of September 30, 2017:

•	$1.3 billion in fixed maturities, short-term investments and cash at HFSG Holding Company

•	Borrowings available under a commercial paper program to a maximum of $1 billion. As of September 30, 2017 there was no commercial paper outstanding

•
A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019. No borrowings were outstanding as of September 30, 2017

Expected liquidity requirements for the next twelve months as of September 30, 2017:

•	$320 maturing debt payment due in March of 2018

•	$500 junior subordinated debt expected to be called in June of 2018

•	$315 of interest on debt

•	$353 of common stockholders dividends, subject to the discretion of the Board of Directors

•
$1.45 billion of cash consideration to be paid for the purchase of Aetna's group life and disability insurance business by the Company's indirect wholly-owned subsidiary, Hartford Life and Accident Insurance Company ("HLA") in November of 2017

•	$200 capital contribution to HLA by the HFSG holding company in 4Q 2017

Equity repurchase program:

•	Authorization for equity repurchases of up to $1.3 billion for the period October 31, 2016 through December 31, 2017.

•	Effective October 13, 2017, the Company suspended 2017 equity repurchases. The company does not currently expect to authorize an equity repurchase plan in 2018.

•
During the nine months ended September 30, 2017, the Company repurchased 19.3 million common shares for $975. During the period October 1, 2017 through October 12, 2017 the Company repurchased approximately 0.9 million common shares for $52 under this authorization.

2017 dividend capacity:

•
The Company has 2017 dividend capacity of $1.5 billion for property and casualty subsidiaries, $207 for Hartford Life and Accident Insurance Company ("HLA") , and $1 billion for Hartford Life Insurance Company ("HLIC").

•
During the first nine months of 2017, HFSG holding company received approximately $625 in net dividends from its P&C insurance subsidiaries, $188 in dividends from HLA, and $600 in dividends from HLIC.

•
In connection with the purchase of Aetna's group life and disability insurance business, the property and casualty subsidiaries have received approval to pay an extraordinary dividend to the HFSG holding company of $1.4 billion, of which $800 will be funded by approved extraordinary dividends from HLIC.

•
Including the extraordinary dividends and other ordinary dividends anticipated in the fourth quarter, total dividends anticipated for 2017 include approximately $2.3 billion from property and casualty subsidiaries, $188 from HLA, $1.4 billion from HLIC and $76 from Mutual Funds. However, since $800 of the HLIC dividends funded a portion of the property and casualty dividends, the net dividends anticipated to the HFSG holding company for the 2017 full year is approximately $3.1 billion.

Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc. (Holding Company)
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash, and dividends from its subsidiaries, principally from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

facilities, as needed.
As of September 30, 2017, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.3 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payments of 6.3% senior notes of $320 at maturity in March 2018, redemption of $500 junior subordinated notes in June 2018, interest payments on debt of approximately $315, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $353 and a capital contribution of $1.65 billion to HLA in the fourth quarter of 2017 of which $1.45 billion will be used to purchase Aetna's group life and disability insurance business. For further details see Note 16- Subsequent Events of Notes to Condensed Consolidated Financial Statements.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of September 30, 2017, there were no amounts outstanding from the HFSG Holding Company.
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
The issuance of the $500 junior subordinated notes has increased debt to capital ratios though the Company anticipates calling in June 2018 its outstanding $500 of 8.125% junior subordinated debentures that are due 2068 and are first callable at that time. Accordingly, the Company expects debt to capital ratios to be reduced in June, 2018.
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
Intercompany Liquidity Agreements
On January 5, 2017, Hartford Fire Insurance Company, a subsidiary of the Company, issued a Revolving Note (the "Note")

in the principal amount of $230 to Hartford Accident and Indemnity Company, an indirect wholly-owned subsidiary of the Company, under the intercompany liquidity agreement. The note was issued to fund the liquidity needs associated with the $650 ceded premium paid in January 2017 for the adverse development cover with NICO. The Note was repaid on March 29, 2017. The company has $2.0 billion available under the intercompany liquidity agreement as of September 30, 2017.
Equity
During the nine months ended September 30, 2017, the Company repurchased 19.3 million common shares for $975. During the period October 1, 2017 through October 12, 2017, the Company repurchased approximately 0.9 million common shares for $52 under this authorization. Effective October 13, 2017 the Company suspended 2017 equity repurchases. The Company does not currently expect to authorize an equity repurchase plan in 2018.
For further information about equity repurchases, see Part II. Other Information, Item 2.
Dividends
The Hartford's Board of Directors declared the following quarterly dividends:

Declared	Record	Payable	Amount
October 23, 2017	December 1, 2017	January 2, 2018	$0.25
July 20, 2017	September 1, 2017	October 2, 2017	$0.23
May 18, 2017	June 1, 2017	July 3, 2017	$0.23
February 23, 2017	March 6, 2017	April 3, 2017	$0.23
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
In connection with this transaction, the Company made a contribution of $280 in September 2017 to the U.S. qualified pension plan in order to maintain the plan’s pre-transaction funded status.

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
For 2017, the amount of dividends that may be paid by the company's subsidiaries up to the HFSG holding company without approval of extraordinary dividends included $1.5 billion for property and casualty insurance subsidiaries, $207 for Hartford Life and Accident Insurance Company ("HLA") and $1 billion for Hartford Life Insurance Company ("HLIC").
During the first nine months of 2017, HFSG holding company received approximately $625 in net dividends from its P&C insurance subsidiaries, $188 in dividends from HLA and $600 in dividends from HLIC. While the HFSG holding company received approximately $787 in dividends from its P&C insurance subsidiaries in the first nine months of 2017, that amount included $100 which was subsequently contributed to a run-off P&C subsidiary and approximately $63 related to principal and interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company, resulting in a net dividend of $625.
In connection with the purchase of Aetna’s group life and disability insurance business, the P&C insurance subsidiaries have received approval to pay an extraordinary dividend to the HFSG holding company of $1.4 billion, of which $800 will be funded by approved extraordinary dividends from HLIC. The extraordinary dividends from HLIC are being funded, in part, by $550 of extraordinary dividends that have been approved from HLIC’s indirect wholly-owned subsidiary, Hartford Life and Annuity Insurance Company. The $800 of extraordinary dividends from HLIC will be used to pay down principal on the intercompany note owed by HHI to Hartford Fire Insurance Company. The extraordinary dividends will be paid prior to the closing of the transaction.
In addition to the extraordinary dividends approved in connection with the purchase of Aetna’s group life and disability insurance business, the Company anticipates that the HFSG holding company will take out an additional $225 dividend from its P&C insurance subsidiaries in the fourth quarter of 2017.
During the first nine months of 2017, Mutual Funds paid $54 in dividends to HFSG Holding Company with another $22 of dividends expected to be paid before year end.
Given the additional 2017 dividends from the property and casualty subsidiaries and HLIC to fund the purchase of Aetna’s group life and disability business, the Company expects subsidiary dividends to the HFSG holding company in 2018 to be significantly below the level of subsidiary dividends paid in recent years.
Taking into consideration subsidiary dividends received through September 30, 2017, extraordinary dividends approved in connection with the purchase of Aetna's group life and disability insurance business, and other dividends anticipated in the fourth quarter, total dividends anticipated for 2017 include approximately $2.3 billion from P&C insurance subsidiaries, $188 from HLA, $1.4 billion from HLIC and $76 from Mutual Funds. However, since $800 of the HLIC dividends were paid up to Hartford Fire Insurance Company to fund a portion of dividends from the P&C insurance subsidiaries, the net dividends anticipated to the HFSG holding company for the 2017 full year is approximately $3.1 billion. In connection with the purchase of Aetna's group life and disability insurance business, the HFSG holding company will contribute $1.65 billion to HLA in order to fund the purchase price and provide additional capital support.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2017, there was no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of September 30, 2017, no borrowings were outstanding under the Credit Facility. As of September 30, 2017, the Company was in compliance with all financial covenants within the Credit Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2017 was $1.3 billion. For this $1.3 billion, the legal entities have posted collateral of $955 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2017, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would require an additional $7 of assets to be posted as collateral. Based on derivative market values as of September 30, 2017, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require an additional $17 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of September 30, 2017, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings was $1.2 billion and $25, respectively. These amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
On October 23, 2017, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company to Baa3. Given this downgrade action, termination rating triggers in three derivative counterparty relationships were impacted. The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete.  Accordingly, the Company does not expect the current hedging programs to be adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company.  As of September 30, 2017, the notional amount and fair value related to these three derivative counterparties is $989 and $43, respectively. These counterparties have not exercised their right to terminate these relationships and, if they did, would have to settle all of the outstanding derivatives.  In addition, as a result of the downgrade of Hartford Life and Annuity Insurance Company, the Company is required to post an additional $7 of collateral related to a single counterparty relationship.
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
Property & Casualty Operations
Property & Casualty Operations includes the following fixed maturity securities and short-term investments to meet liquidity needs.

Property & Casualty
As of September 30, 2017
Fixed maturities	$25,867
Short-term investments	1,310
Cash	74
Less: Derivative collateral	95
Total	$27,156
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized capital gains (losses).
Life Operations
Life Operations’ total general account contractholder obligations are supported by $40 billion of cash and total general account invested assets, which includes the following fixed maturity

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

securities and short-term investments to meet liquidity needs.

Life Operations
As of September 30, 2017
Fixed maturities	$31,090
Short-term investments	1,895
Cash	258
Less: Derivative collateral	1,272
Total	$31,971
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

HLIC, an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken is dependent on the asset types pledged to secure the advances. The CTDOI will permit HLIC to pledge up to $1.1 billion in qualifying assets to secure FHLBB advances for 2017. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI in order to exceed these limits. As of September 30, 2017, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations
As of September 30, 2017
Total Life contractholder obligations	$165,716
Less: Separate account assets [1]	115,626
General account contractholder obligations	$50,090
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$24,555
U.S. Fixed MVA annuities [3]	4,798
Other [4]	20,737
General account contractholder obligations	$50,090

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capitalization

Capital Structure
	September 30, 2017	December 31, 2016	Change
Short-term debt (includes current maturities of long-term debt)	$320	$416	(23)%
Long-term debt	4,818	4,636	4%
Total debt [1]	5,138	5,052	2%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	16,648	17,240	(3)%
AOCI, net of tax	585	(337)	NM
Total stockholders’ equity	$17,233	$16,903	2%
Total capitalization including AOCI	$22,371	$21,955	2%
Debt to stockholders’ equity	30%	30%
Debt to capitalization	23%	23%

[1]	Total debt of the Company excludes $9 and $20 of consumer notes as of September 30, 2017 and December 31, 2016, respectively.
Total capitalization increased $416, or 2%, as of September 30, 2017 compared to December 31, 2016 primarily due to net income and increases in AOCI, partially offset by share repurchases and stockholder dividends.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 14 - Changes In and

Reclassifications From Accumulated Other Comprehensive Income, and Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
Cash Flow

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$1,524	$1,405
Net cash provided (used) by investing activities	$(1,485)	$945
Net cash used for financing activities	$(658)	$(1,967)
Cash – end of period	$333	$810
Cash provided by operating activities increased in 2017 as compared to the prior year period primarily due to a decrease in net losses paid and a decrease in income taxes paid, partially offset by a $650 premium payment to reinsure adverse development on asbestos and environmental reserves.
Cash used by investing activities in 2017 primarily relates to net payments for the purchase of available-for-sale securities of $568 and net payments for derivatives of $98. Cash provided by investing activities in 2016 primarily relates to net proceeds from available-for-sale securities of $1.0 billion and net proceeds from partnerships of $358, partially offset by net payments for short-term investments of $388 and cash paid for acquisitions of $175, net of cash acquired of $13.
Cash used for financing activities in 2017 consists primarily of net payments for deposits, transfers and withdrawals for investments and universal life products of $915 and the repurchase of common shares outstanding, offset by an increase in cash from securities loaned or sold under agreements to repurchase securities and issuance of debt. Cash used for financing activities in 2016 consists primarily of acquisitions of treasury stock of $1,050, net payments for deposits, transfers and withdrawals for investments and universal life products of $622, and dividends paid on common stock of $253.

Operating cash flows for the nine months ended September 30, 2017 have been adequate to meet liquidity requirements.
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
The following ratings actions were announced in connection with the definitive agreement to acquire Aetna's group life and disability insurance business:
On October 23, 2017, Moody's Investor Service affirmed the A2 insurance financial strength (IFS) rating of Hartford Life and

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Accident Insurance Company ("HLA") and downgraded the IFS rating of Hartford Life Insurance Company ("HLIC") and Hartford Life and Annuity Insurance Company ("HLAI") to Baa3 from Baa2. The ratings outlook on these companies remains stable. The debt ratings of The Hartford Financial Services Group and the IFS rating of Hartford Fire Insurance Company are not affected.
On October 23, 2017, Standard & Poor’s Global Ratings affirmed its "A" long-term issuer credit rating on HLA. All other ratings were not affected.
On October 23, 2017, A.M. Best commented that the credit ratings of The Hartford Financial Services Group and its subsidiaries remain unchanged following The Hartford’s announcement that it had entered a definitive agreement to acquire Aetna’s group life and disability insurance business.

Insurance Financial Strength Ratings as of October 24, 2017
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A	A	A2
Hartford Life Insurance Company	A-	BBB+	Baa3
Hartford Life and Annuity Insurance Company	A-	BBB+	Baa3
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa2
Commercial paper	AMB-1	A-2	P-2
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

Statutory Capital

Statutory Capital Roll Forward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries	Life Insurance Subsidiaries	Total
U.S. statutory capital at January 1, 2017	$8,261	$6,022	$14,283
Variable annuity surplus impacts	—	18	18
Statutory earnings (excluding VA for Life)	743	317	1,060
Dividends to parent	(625)	(788)	(1,413)
Other items	(138)	156	18
Net change to U.S. statutory capital	(20)	(297)	(317)
U.S. statutory capital at September 30, 2017	$8,241	$5,725	$13,966
Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
Legislative and Regulatory Developments
Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act")
The outcome of efforts underway in the Administration to alter the ongoing operation of the Affordable Care Act ("ACA") and in Congress to repeal and replace the ACA may have an impact on various aspects of our business, including our insurance businesses. It is unclear what an amended ACA would entail, and to what extent there may be a transition period for the phase out of the ACA. The impact to The Hartford as an employer will be consistent with other large employers. The Hartford’s core business does not involve the issuance of health insurance, and we have not observed any material impacts on the Company’s workers’ compensation business or group benefits business from the enactment of the ACA. We will continue to monitor the impact of the ACA and any reforms on consumer, broker and medical provider behavior for leading indicators of changes in medical costs or loss payments primarily on the Company's workers' compensation and disability liabilities.
United States Department of Labor Fiduciary Rule
On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a final regulation expanding the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. The DOL also extended the applicability date for the final

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

rule from April 10, 2017 to June 9, 2017. Implementation is being phased in, with the regulation scheduled to be in full effect by January 1, 2018. As part of a stated intent to continue to study the rule, the DOL published a Request for Information on July 6, 2017. It sought comment generally on a delay of the January 1, 2018 applicability date, as well as a number of other questions on compliance and the implementation of provisions currently scheduled to go into effect on January 1, 2018.
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

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2017.
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
Effective October 13, 2017 the Company suspended 2017 equity repurchases. The company does not currently expect to authorize an equity repurchase plan in 2018.
The Company's authorization for equity repurchases is $1.3 billion for the period commencing October 31, 2016 through December 31, 2017.

Repurchases of Common Stock by the Issuer for the Three Months Ended September 30, 2017
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2017 - July 31, 2017	2,012,300	$53.40	2,012,300	$543
August 1, 2017 - August 31, 2017	2,292,018	$55.58	2,292,018	$415
September 1, 2017 - September 30, 2017	1,677,971	$53.80	1,677,971	$325
Total	5,982,289	$54.35	5,982,289
.

Part II - Item 6. Exhibits

Item 6. EXHIBITS

See Exhibits Index on page	138.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	October 26, 2017	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2017
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