Form 10-K
period 2017-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2018-02-23
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
☑
•
whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)		☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $19 billion, based on the closing price of $52.57 per share of the Common Stock on the New York Stock Exchange on June 30, 2017.
As of February 21, 2018, there were outstanding 356,981,387 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

◦
challenges related to the Company’s current operating environment, including global political, economic and market conditions, and the effect of financial market disruptions, economic downturns or other potentially adverse macroeconomic developments on the demand for our products and returns in our investment portfolios;

◦	financial risk related to the continued reinvestment of our investment portfolios;

◦	market risks associated with our business, including changes in credit spreads, equity prices, interest rates, inflation rate, market volatility and foreign exchange rates;

◦	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•	Insurance Industry and Product-Related Risks:

◦	the possibility of unfavorable loss development, including with respect to long-tailed exposures;

◦	the possibility of a pandemic, earthquake, or other natural or man-made disaster that may adversely affect our businesses;

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

◦	the risks, challenges and uncertainties associated with capital management plans, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

◦	the potential for difficulties arising from outsourcing and similar third-party relationships;

◦	the Company’s ability to protect its intellectual property and defend against claims of infringement;

•	Regulatory and Legal Risks:

◦
the cost and other potential effects of increased regulatory and legislative developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels;

◦	unfavorable judicial or legislative developments;

◦	the impact of changes in federal or state tax laws;

◦	regulatory requirements that could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests;

◦	the impact of potential changes in accounting principles and related financial reporting requirements;

•	Risks Related to the Company's Life and Annuity Business in Discontinued Operations

◦
the risks related to the Company's ability to close its previously announced sale of its life and annuity run-off book of business, which is subject to several closing conditions, including many that are outside of the Company's control;

◦	the risks related to political, economic and global economic conditions, including interest rate, equity and credit spread risks;

◦	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

◦
risks related to negative rating actions or downgrades in the financial strength and credit ratings of Hartford Life Insurance Company or Hartford Life and Annuity Insurance Company or negative rating actions or downgrades relating to our investments;

◦
the volatility in our statutory and United States ("U.S.") Generally Accepted Accounting Principles ("GAAP")  earnings and potential material changes to our results resulting from our risk management program to emphasize protection of economic value;

◦	the potential for losses due to our reinsurers’ unwillingness or inability to meet their obligations under reinsurance contracts;

◦
the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the fair value estimates for investments and the evaluation of other-than-temporary impairments on available for sale securities;

◦	the potential for further acceleration of deferred policy acquisition cost amortization and an increase in reserves for certain guaranteed benefits in our variable annuities;

◦	changes in federal or state tax laws that would impact the tax-favored status of life and annuity contracts; and

◦
changes in accounting and financial reporting of the liability for future policy benefits, including how the life and annuity businesses account for deferred acquisition costs and market risk benefits on variable annuity contracts and the discounting of life contingent fixed annuities.

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

Part I - Item 1. Business

Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
GENERAL
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is a holding company for a group of subsidiaries that provide property and casualty insurance, group benefits and mutual funds to individual and business customers in the United States. In December 2017, the Company announced the signing of a definitive agreement to sell its life and annuity operating subsidiaries and, accordingly, the assets and liabilities of those subsidiaries have been presented as held for sale with results of operations from that business reflected as discontinued operations. See Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements. The Hartford is headquartered in Connecticut and its oldest subsidiary, Hartford Fire Insurance Company, dates to 1810. At December 31, 2017, total assets and total stockholders’ equity of The Hartford were $225.3 billion and $13.5 billion, respectively.
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
REPORTING SEGMENTS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Mutual Funds, as well as a Corporate category. The Hartford includes in its Corporate category discontinued operations of the Company's life and annuity run-off business accounted for as held for sale, reserves for structured settlement and terminal funding agreement liabilities retained, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.

2017 Revenues of $16,974 [1] by Segment
[1] Includes Revenue of $120 for P&C Other Operations and $26 for Corporate.
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

Part I - Item 1. Business

COMMERCIAL LINES
2017 Earned Premiums of $6,865 by Line of Business

2017 Earned Premiums of $6,865 by Product
Principal Products and Services

Automobile
Covers damage to a business's fleet of vehicles due to collision or other perils (automobile physical damage). In addition to first party automobile physical damage, commercial automobile covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or under-insured motorists.

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

Through its three lines of business of small commercial, middle market and specialty, Commercial Lines principally provides workers’ compensation, property, automobile and general liability insurance products to businesses, primarily throughout the United States. In addition, the specialty line of business provides professional liability, bond, loss-sensitive workers compensation, general liability, automobile liability and automobile physical damage. The majority of Commercial Lines written premium is generated by small commercial and middle market, which provide coverage options and customized pricing based on the

Part I - Item 1. Business

policyholder’s individual risk characteristics. Within small commercial, both property and general liability coverages are offered under a single package policy, marketed under the Spectrum name. Specialty provides a variety of customized insurance products and services.
Small commercial provides coverages for small businesses, which the Company considers to be businesses with an annual payroll under $12, revenues under $25 and property values less than $20 per location. Through Maxum Specialty Insurance Group ("Maxum"), small commercial also provides excess and surplus lines coverage to small businesses including umbrella, general liability, property and other coverages. Middle market provides insurance coverages to medium-sized businesses, which are companies whose payroll, revenue and property values exceed the small business definition. The Company has a small amount of property and casualty business written internationally. For U.S. exporters and other U.S. companies with international exposures, the Company covers property, marine and liability risks outside the U.S. as the assuming reinsurer under a reinsurance agreement with a third party.
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
Competition
Small Commercial
In small commercial, The Hartford competes against large national carriers, regional carriers and direct writers. Competitors include stock companies, mutual companies and other underwriting organizations. The small commercial market remains highly competitive and fragmented as carriers seek to differentiate themselves through product expansion, price reduction, enhanced service and leading technology. Larger carriers such as The Hartford continually advance their pricing sophistication and ease of doing business with agents and customers through the use of technology, analytics and other capabilities that improve the process of evaluating a risk, quoting new business and servicing customers. The Company also has digital capabilities as customers and distributors demand more access and convenience, and expanding product and underwriting capabilities to accommodate both larger accounts and a broader risk appetite.
The small commercial market has experienced low written premium growth rates due to current economic conditions. Competitors seek new business by increasing their underwriting appetite, and deepening their relationships with distribution partners. Also, carriers serving middle market-sized accounts are more aggressively competing for small commercial accounts, which are generally less price-sensitive. Some carriers, including start-up and non-traditional carriers, are looking to expand sales of business insurance products to small commercial market insureds through on-line and direct-to-consumer marketing.
Middle Market
Middle market business is considered “high touch” and involves individual underwriting and pricing decisions. The pricing of middle market accounts is prone to significant volatility over time due to changes in individual account characteristics and exposure, as well as legislative and macro-economic forces. National and regional carriers participate in the middle market insurance sector, resulting in a competitive environment where pricing and policy terms are critical to securing new business and retaining existing accounts. Within this competitive environment, The Hartford is working to deepen its product and underwriting capabilities, and leverage its sales and underwriting talent with tools it has introduced in recent years. Through advanced training and data analytics, the Company’s field underwriters are working to improve risk selection and pricing decisions. In product development and related areas such as claims and risk engineering, the Company is extending its capabilities in industry verticals, such as energy, construction, automobile parts manufacturing, food processing and hospitality. Through a partnership with AXA Corporate Solutions, the Company offers business insurance coverages to exporters and other U.S. companies with a physical presence overseas. The Company has also added new middle market underwriters in the Midwest and Western U.S. to deepen relationships with its distribution partners.
Specialty Commercial
Specialty commercial competes on an account-by-account basis due to the complex nature of each transaction. Competition in this market includes stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations.
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

Part I - Item 1. Business

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

PERSONAL LINES
2017 Earned Premiums of $3,690 by Line of Business

2017 Earned Premiums of $3,690 by Product
Principal Products and Services

Automobile
Covers damage to an individual insured’s own vehicle due to collision or other perils and is referred to as automobile physical damage. In addition to first party automobile physical damage, automobile insurance covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or underinsured motorists. Also, under no-fault laws, policies written in some states provide first party personal injury protection. Some of the Company’s personal automobile insurance policies also offer personal umbrella liability coverage for an additional premium.

Homeowners
Insures against losses to residences and contents from fire, wind and other perils. Homeowners insurance includes owned dwellings, rental properties and coverage for tenants. The policies may provide other coverages, including loss related to recreation vehicles or watercraft, identity theft and personal items such as jewelry.

Personal Lines provides automobile, homeowners and personal umbrella coverages to individuals across the United States, including a program designed exclusively for members of AARP (“AARP Program”). The Hartford's automobile and homeowners products provide coverage options and pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, they represent a significant portion of the total Personal Lines' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $3.2 billion, $3.3 billion and $3.2 billion in 2017, 2016 and 2015, respectively.
During 2017, Personal Lines continued to refine its automobile and home product offerings, i.e., its Open Road Auto and Home Advantage products. Overall rate levels, price segmentation, rating factors and underwriting procedures were examined and updated to reflect the company’s actual experience with these products. In addition, Personal Lines also continued working with carrier partners to provide risk protection options for AARP members with needs beyond the company’s current product offering.
Marketing and Distribution
Personal Lines reaches diverse customers through multiple distribution channels, including direct-to-consumer and independent agents. In direct-to-consumer, Personal Lines markets its products through a mix of media, including direct mail, digital marketing, television as well as digital and print advertising. Through the agency channel, Personal Lines provides products and services to customers through a network of

Part I - Item 1. Business

independent agents in the standard personal lines market, primarily serving mature, preferred consumers. These independent agents are not employees of the Company.
Personal Lines has made significant investments in offering direct and agency-based customers the opportunity to interact with the company online, including via mobile devices. In addition, its technology platform for telephone sales centers enables sales representatives to provide an enhanced experience for direct-to-consumer customers, positioning The Company to offer unique capabilities to AARP’s member base.
Most of Personal Lines' sales are associated with its exclusive licensing arrangement with AARP, with the current agreement in place through January 1, 2023, to market automobile, homeowners and personal umbrella coverages to AARP's approximately 38 million members, primarily direct but also through independent agents. This relationship with AARP, which has been in place since 1984, provides Personal Lines with an important competitive advantage given the expected growth of the population of those over age 50 and the strength of the AARP brand. The Company has expanded its relationship with AARP to enable its members who are small business owners to purchase the Company's industry-leading small business products offered by Commercial Lines.
In addition to selling to AARP members, Personal Lines offers its automobile and homeowners products to non-AARP customers, primarily through the independent agent channel within select underwriting markets where we believe we have a competitive advantage. Personal Lines leverages its agency channel to target AARP members and other customer segments that value the advice of an independent agent and recognize the differentiated experience the Company provides. In particular, the Company has taken action to distinguish its brand and improve profitability in the independent agent channel with fewer and more highly partnered agents.
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
Also, new automobile technology advancements, including lane departure warnings, backup cameras, automatic braking and active collision alerts, are being deployed rapidly and are expected to improve driver safety and reduce the likelihood of vehicle collisions. However, these features include expensive parts, potentially increasing average claim severity.

PROPERTY & CASUALTY OTHER OPERATIONS
Property & Casualty Other Operations includes certain property and casualty operations, managed by the Company, that have discontinued writing new business and includes substantially all of the Company's asbestos and environmental ("A&E") exposures.

For a discussion of coverages provided under policies written with exposure to A&E, assumed reinsurance and all other non-A&E, see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves.

Part I - Item 1. Business

GROUP BENEFITS
2017 Premiums and Fee Income of $3,677
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

Other Products	Includes other group coverages such as retiree health insurance, critical illness, accident, hospital indemnity and participant accident coverages.
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

On November 1, 2017, the Company's group benefits subsidiary, Hartford Life and Accident Insurance Company ("HLA") acquired Aetna's U.S. group life and disability business through a reinsurance transaction. Revenues and earnings of the Aetna U.S. group life and disability business are included in operating results of the Company's Group Benefits segment since the acquisition date. For discussion of this transaction, see Note 2- Business Acquisitions of Notes to Consolidated Financial Statements.
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
The acquisition of Aetna's U.S. group life and disability business further enhances Group Benefit's distribution footprint by increasing its sales force. The acquisition also provides Group Benefits an exclusive, multi year collaboration to sell it's group life and disability products through Aetna's medical sales team.

Part I - Item 1. Business

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
Group Benefits' recent acquisition of Aetna's U.S. group life and disability business further increases its market presence and competitive capabilities through the addition of industry-leading digital technology and an integrated absence management and claims platform.
Additionally, as employers continue to focus on reducing the cost of employee benefits, we expect more companies to offer voluntary products paid for by employees. Competitive factors affecting the sale of voluntary products include the breadth of products, product education, enrollment capabilities and overall customer service.
The Company has expanded its employer group product offerings, including the voluntary product suite, including coverages for short term absences from work, critical illness and accident coverages. The Company's enhanced enrollment and marketing tools, such as My Tomorrow©, are providing additional opportunities to educate individual participants about supplementary benefits and deepen their knowledge about product selection.

MUTUAL FUNDS
Mutual Funds Segment AUM of $115,350 [1] as of December 31, 2017
[1] Includes Mutual Fund Segment AUM for ETPs of $480.

Mutual Fund AUM as of December 31, 2017
Principal Products and Services

Mutual Fund
Includes over 75 actively managed open-ended mutual funds across a variety of asset classes including domestic and international equity, fixed income, and multi-strategy investments, principally subadvised by two unaffiliated institutional asset management firms that have comprehensive global investment capabilities.

ETP
Includes a suite of exchange-traded products (“ETP”) traded on the New York Stock Exchange that is comprised of strategic beta and actively managed fixed income of exchange-traded funds ("ETF").  Strategic beta ETF’s are designed to track indices using both active and passive investment techniques that strive to improve performance relative to traditional capitalization weighted indices.

Life and annuity run-off business held for sale	Includes assets held in separate accounts classified as assets held for sale, which support legacy run-off variable insurance contracts.
The Mutual Funds segment provides investment management, administration, product distribution and related services to investors through a diverse set of investment products in domestic and international markets. Our comprehensive range of products and services assist clients in achieving their desired investment objectives. Our assets under management are separated into three distinct categories referred to as mutual funds (“Funds”), ETP and life and annuity run-off business held for

Part I - Item 1. Business

sale (formerly referred to as “Talcott Resolution”). The Mutual Funds segment expects to continue managing the mutual fund assets of the life and annuity run-off business after the Company closes the sale during 2018, though those assets are expected to continue to decline over time.
Marketing and Distribution
Our Funds and ETPs are sold through national and regional broker-dealer organizations, independent financial advisers, defined contribution plans, financial consultants, bank trust groups and registered investment advisers. Our distribution team is organized to sell primarily in the United States. The investment products for the life and annuity run-off business held for sale are not actively distributed.

Competition
The investment management industry is mature and highly competitive. Firms are differentiated by investment performance, range of products offered, brand recognition, financial strength, proprietary distribution channels, quality of service and level of fees charged relative to quality of investment products. The Mutual Funds segment competes with a large number of asset management firms and other financial institutions and differentiates itself through superior fund performance, product breadth, strong distribution and competitive fees. In recent years demand for lower cost passive investment strategies has outpaced demand for actively managed strategies and has taken market share from active managers.

CORPORATE
The Company includes in the Corporate category discontinued operations from the Company's life and annuity run-off business accounted for as held for sale, reserves for structured settlement and terminal funding agreement liabilities retained, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.

RESERVES
Total Reserves as of December 31, 2017

[1]
Includes reserves for future policy benefits and other policyholder funds and benefits payable of $713 and $816, respectively, of which $441 and $492, respectively, relate to the Group Benefits segment with the remainder related to retained life and annuity run-off business reserves within Corporate.

Total Property & Casualty Reserves as of December 31, 2017
The reserve for unpaid losses and loss adjustment expenses includes a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these insurance claims, including reserves related to both Property & Casualty and Group Benefits.
Further discussion of The Hartford’s property and casualty insurance product reserves, including asbestos and environmental claims reserves within P&C Other Operations, may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Property and Casualty Insurance Product Reserves. Additional discussion may be found in Notes to Consolidated

Part I - Item 1. Business

Financial Statements, including in the Company’s accounting policies for insurance product reserves within Note 1 - Basis of Presentation and Significant Accounting Policies and in Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
Total Group Benefits Reserves as of December 31, 2017
[1]Includes $104 of short-term disability ("STD") reserves and $39 of supplemental health reserves.
[2]Includes $320 of paid up life reserves, $110 of reserves for conversions to individual life and $11 of other reserves.
Other policyholder funds and benefits payable represent deposits from policyholders where the company does not have insurance risk but is subject to investment risk. Reserves for future policy benefits represent life-contingent reserves for which the company is subject to insurance and investment risk.
Further discussion of The Hartford Group Benefits long-term disability reserves may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Group Benefits Long-term Disability ("LTD") Reserves, Net of Reinsurance. Additional discussion may be found in Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

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
Geographic Distribution of Earned Premium (% of total)

Location	Commercial Lines	Personal Lines	Group Benefits	Total
California	8%	3%	2%	13%
Texas	4%	2%	1%	7%
New York	5%	2%	1%	8%
Florida	2%	2%	1%	5%
All other [1]	30%	17%	20%	67%
Total	49%	26%	25%	100%

[1]	No other single state or country accounted for 5% or more of the Company's consolidated earned premium written in 2017.
CLAIMS ADMINISTRATION FOR P&C AND GROUP BENEFITS
Claims administration includes the functions associated with the receipt of initial loss notices, claims adjudication and estimates,

Part I - Item 1. Business

legal representation for insureds where appropriate, establishment of case reserves, payment of losses and notification to reinsurers. These activities are performed by approximately 6,600 claim professionals located in 49 states, organized to meet the specific claim service needs for our various product offerings. Our combined Workers’ Compensation and Group Benefits units enable us to leverage synergies for improved outcomes.
Claim payments for benefit, loss and loss adjustment expenses are the largest expenditure for the Company.
REINSURANCE
For discussion of reinsurance, see Part II, Item 7, MD&A — Enterprise Risk Management and Note 8 - Reinsurance of Notes to Consolidated Financial Statements.
INVESTMENT OPERATIONS
Hartford Investment Management Company (“HIMCO”) is an SEC registered investment advisor and manages the Company's investment operations. HIMCO provides customized investment strategies, primarily for The Hartford's investment portfolio, as well as for The Hartford's pension plan, certain investment options in Hartford Life Insurance Company's corporate owned life insurance products, a variable insurance trust and institutional clients. In connection with the pending sale of the Company’s life and annuity run-off business, HIMCO will continue to manage a significant majority of the assets for an initial five year term.
As of December 31, 2017 and 2016, the fair value of HIMCO’s total assets under management was approximately $98.6 billion and $98.3 billion, respectively, of which $2.1 billion and $2.2 billion, respectively, were held in HIMCO managed third party accounts and of which $29.6 billion and $30.9 billion, respectively, relate to assets of the life and annuity run-off business accounted for as held for sale.
Management of The Hartford's Investment Portfolio
HIMCO manages the Company's portfolios to maximize economic value and generate the returns necessary to support the Hartford’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, but are not limited to, asset sector, credit issuer allocation limits, and maximum portfolio limits for below investment grade holdings. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching and the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A — Enterprise Risk Management.

The Hartford's Investment Portfolio as of December 31, 2017
ENTERPRISE RISK MANAGEMENT
The Company has insurance, operational and financial risks. For discussion on how The Hartford manages these risks, see Part II, Item 7, MD&A - Enterprise Risk Management.
REGULATION
State Insurance Laws
State insurance laws are intended to supervise and regulate insurers with the goal of protecting policyholders and ensuring the solvency of the insurers. As such, the insurance laws and regulations grant broad authority to state insurance departments (the “Departments”) to oversee and regulate the business of insurance. The Departments monitor the financial stability of an insurer by requiring insurers to maintain certain solvency standards and minimum capital and surplus requirements; invested asset requirements; state deposits of securities; guaranty fund premiums; restrictions on the size of risks which may be insured under a single policy; and adequate reserves and other necessary provisions for unearned premiums, unpaid losses and loss adjustment expenses and other liabilities, both reported and unreported. In addition, the Departments perform periodic market and financial examinations of insurers and require insurers to file annual and other reports on the financial condition of the companies. Policyholder protection is also regulated by the Departments through licensing of insurers, sales employees, agents and brokers and others; approval of premium rates and policy forms; claims administration requirements; and maintenance of minimum rates for accumulation of surrender values.
Many states also have laws regulating insurance holding company systems. These laws require insurance companies, which are

Part I - Item 1. Business

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
The National Association of Insurance Commissioners (“NAIC”), the organization that works to promote standardization of best practices and assists state insurance regulatory authorities and insurers, conducted the “Solvency Modernization Initiative” (the “Solvency Initiative” ). The effort focused on reviewing the U.S. financial regulatory system and financial regulation affecting insurance companies including: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. As a result of the Solvency Initiative, among other items, the NAIC adopted the Corporate Governance Annual Disclosure Model Act , which was enacted by the Company’s lead domestic state of Connecticut. The model law requires insurers to make an annual confidential filing regarding their corporate governance policies commencing in 2016. In addition, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which also has been adopted by Connecticut. ORSA requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer’s material risks in normal and stressed environments. Many state insurance holding company laws, including those of Connecticut, have also been amended to require insurers to file an annual confidential enterprise risk report with their lead domestic regulator, disclosing material risks within the entire holding company system that could pose an enterprise risk to the insurer.
Federal and State Securities and Financial Regulation Laws
Certain subsidiaries of the Company sold and distributed the Company’s retail mutual funds, variable annuities and other securities as broker-dealers and are subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority (“FINRA”), the SEC and/or, in some instances, state securities administrators. Other subsidiaries operate as investment advisers registered with the SEC under the Investment Advisers’ Act of 1940, as amended, and are registered as investment advisers under certain state laws, as applicable. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include, among other things, regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, record keeping, and reporting requirements.
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
EMPLOYEES
The Hartford has approximately 16,400 employees as of December 31, 2017.
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
As noted below under “Risks Relating to the Pending Sale of Our Life and Annuity Business," the assets and liabilities of the life and annuity run-off business, consisting primarily of the operations of Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company (formerly known as Talcott Resolution), have been accounted for as held for sale as of December 31, 2017, with the operating results of that business included in discontinued operations for all periods presented. The Company expects the sale to close by June 30, 2018, subject to regulatory approval and other closing conditions.  Apart from interest expense on debt issued and outstanding of Hartford Life, Inc., the holding company of the life and annuity run-off business, and certain tax benefits to be retained by The Hartford, the results from the discontinued operations inure to the buyer. Accordingly, any earnings or losses of the life and annuity run-off business up until closing will not change the Company's results.  If the sale of the business does not close, we would retain the risks associated with the life and annuity run-off business.
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

•
Equity Markets Risk - A decline in equity markets may result in unrealized capital losses on investments in equity securities recorded against net income and lower earnings from Mutual Funds where fee income is earned based upon the fair value of the assets under management. Equity markets are unpredictable. In early 2018, the equity markets were more volatile than in the months prior, which could be indicative of a greater risk of a decline.

•
Interest Rate Risk - Global economic conditions may result in the persistence of a low interest rate environment which would continue to pressure our net investment income and could result in lower margins on certain products.

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
In addition, due to the long-term nature of the liabilities within our Group Benefits operations, particularly for long-term disability, declines in interest rates over an extended period of time would result in our having to reinvest at lower yields. On the other hand, a rise in interest rates, in the absence of other countervailing changes, would reduce the market value of our investment portfolio. A decline in market value of invested assets due to an increase in interest rates could also limit our ability to realize tax benefits from previously recognized capital losses.

Part I - Item 1A. Risk Factors

•
Inflation Risk - Inflation is a risk to our property and casualty business because, in many cases, claims are paid out many years after a policy is written and premium is collected for the risk. Accordingly, a greater than expected increase in inflation related to the cost of medical services and repairs over the claim settlement period can result in higher claim costs than what was estimated at the time the policy was written. Inflation can also affect consumer spending and business investment which can reduce the demand for our products and services.

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
Effective December 31, 2016, the Company entered into an agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”) whereby the Company is reinsured for subsequent adverse development on substantially all of its net A&E reserves up to an aggregate net limit of $1.5 billion. The adverse development cover excludes risk of adverse development on net A&E reserves held by the Company's U.K. Property and Casualty run-off subsidiaries which have been accounted for as liabilities held for sale in the consolidated balance sheets as of December 31, 2016. We remain directly liable to claimants and if the reinsurer does not fulfill its obligations under the agreement or if future adverse development exceeds the $1.5 billion aggregate limit, we may need to increase our recorded net reserves which could have a material adverse effect on our financial condition, results of operations and liquidity. For additional information related to risks associated with the adverse development cover, see Note 8 - Reinsurance and Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
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
The geographic distribution of our business subjects us to catastrophe exposure for events occurring in a number of areas, including, but not limited to: hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States; tornadoes and hail in the Midwest and Southeast; earthquakes in geographical regions exposed to seismic activity; wildfires in the West and the spread of disease. Any increases in the values and concentrations of insured employees and property in these areas would increase the severity of catastrophic events in the future. In addition, over time, climate change may increase the severity of certain natural catastrophe events. Potential examples include, but are not limited to:

•	an increase in the frequency or severity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere,

•	more frequent wildfires in certain geographies,

Part I - Item 1A. Risk Factors

•	higher incidence of deluge flooding, and

•	the potential for an increase in severity of the largest hurricane events due to higher sea surface temperatures.
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

Part I - Item 1A. Risk Factors

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
Our business could also be affected by technological changes, including further advancements in automotive safety features, the development of autonomous or “self-driving” vehicles, and platforms that facilitate ride sharing. These technologies could impact the frequency or severity of losses, disrupt the demand for certain of our products, or reduce the size of the automobile insurance market as a whole. In addition, the risks we insure are affected by the increased use of technology in homes and businesses, including technology used in heating, ventilation, air conditioning and security systems and the introduction of more automated loss control measures. While there is substantial uncertainty about the timing, penetration and reliability of such technologies, and the legal frameworks that may apply, such as for example to autonomous vehicles, any such impacts could have a material adverse effect on our business and results of operations.
We may experience difficulty in marketing and providing insurance products and investment advisory services through distribution channels and advisory firms.
We distribute our insurance products, mutual funds and Exchange Traded Products (ETPs) through a variety of distribution channels and financial intermediaries, including brokers, independent agents, broker-dealers, banks, registered investment advisors, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through third-party arrangements. For example, we market personal lines products in large part through an exclusive licensing arrangement with AARP that continues through January 1, 2023. Our ability to distribute products through the AARP program may be adversely impacted by membership levels and the pace of membership growth. In addition, the independent agent and broker distribution channel is consolidating which could result in a larger proportion of written premium being concentrated among fewer agents and brokers, potentially increasing our cost of acquiring new business. While we periodically seek to renew or extend third party arrangements, there can be no assurance that our relationship with these third parties will continue or that the economics of these relationships won't change to make them less financially attractive to the Company. An interruption in our relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Unexpected and unintended claim and coverage issues under our insurance contracts may adversely impact our financial performance.
Changes in industry practices and in legal, judicial, social and other environmental conditions, technological advances or fraudulent activities, may require us to pay claims we did not intend to cover when we wrote the policies. These issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. In some instances, these changes, advances or activities may not become apparent until some time after we have issued insurance contracts that are affected by the changes, advances or activities. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, financial condition, results of operations and liquidity at the time it becomes known.
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

Part I - Item 1A. Risk Factors

downgrades on derivative instruments, including potential collateral calls, see Part II, Item 7, MD&A - Capital Resources and Liquidity - Derivative Commitments.
The amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control.
We conduct the vast majority of our business through licensed insurance company subsidiaries. Statutory accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The minimum capital we must hold is based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The RBC formula for life companies is applicable to our group benefits business and establishes capital requirements relating to insurance, business, asset, credit, interest rate and off-balance sheet risks. The RBC formula for property and casualty companies sets required statutory surplus levels based on underwriting, asset, credit and off-balance sheet risks.
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
Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may need to use holding company resources or seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.

Losses due to nonperformance or defaults by counterparties can have a material adverse effect on the value of our investments, reduce our profitability or sources of liquidity.
We have credit risk with counterparties on investments, derivatives, premiums receivable and reinsurance recoverables. Among others, our counterparties include issuers of fixed maturity and equity securities we hold, borrowers of mortgage loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options and "cleared" over-the-counter derivatives, the Company is generally exposed to the credit risk of the relevant central counterparty clearing house. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity. Additionally, if the underlying assets supporting the structured securities we invest in default on their payment obligations, our securities will incur losses.
The availability of reinsurance and our ability to recover under reinsurance contracts may not be sufficient to protect us against losses.
As an insurer, we frequently use reinsurance to reduce the effect of losses that may arise from, among other things, catastrophes and other risks that can cause unfavorable results of operations. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. The inability or unwillingness of any reinsurer to meet its financial obligations to us, including the impact of any insolvency or rehabilitation proceedings involving a reinsurer that could affect the Company's access to collateral held in trust, could have a material adverse effect on our financial condition, results of operations and liquidity.
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

Part I - Item 1A. Risk Factors

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
Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and carry-forwards for foreign tax credits, capital losses and net operating losses. Deferred tax assets are assessed periodically by management to determine if it is more likely than not that the deferred income tax assets will be realized. Factors in management's determination include the performance of the business, including the ability to generate, from a variety of sources and tax planning strategies, sufficient

Part I - Item 1A. Risk Factors

future taxable income and capital gains before net operating loss and capital loss carry-forwards expire. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on deferred tax assets, then a valuation allowance will be established with a corresponding charge to net income (loss). Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.
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
We use technology to process, store, retrieve, evaluate and utilize customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. We and our third party vendors must be able to access our systems to provide insurance quotes, process premium payments, make changes to existing policies, file and pay claims, administer mutual funds, provide customer support, manage our investment portfolios and hedge programs, report on financial results and perform other necessary business functions.
Systems failures or outages could compromise our ability to perform these business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, an industrial accident, a cyber-attack, a blackout, a terrorist attack (including conventional, nuclear, biological, chemical or radiological) or war, systems upon which we rely may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees and business partners are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed.
Our systems have been, and will likely continue to be, subject to viruses or other malicious codes, unauthorized access, cyber-

attacks or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well. While, to date, The Hartford is not aware of having experienced a material breach of our cyber security systems, administrative and technical controls as well as other preventive actions may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks or other security breaches to our systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties, impede or interrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, we routinely transmit to third parties personal, confidential and proprietary information, which may be related to employees and customers, by email and other electronic means, along with receiving and storing such information on our systems. Although we attempt to protect privileged and confidential information, we may be unable to secure the information in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have appropriate controls to protect confidential information.
Our businesses must comply with regulations to control the privacy of customer, employee and third party data, and state and federal regulations regarding data privacy are becoming increasingly more onerous. A misuse or mishandling of confidential or proprietary information could result in legal liability, regulatory action and reputational harm.
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
We outsource certain business and administrative functions and rely on third-party vendors to perform certain functions or provide certain services on our behalf and have a significant number of information technology and business processes outsourced with a single vendor. If we are unable to reach agreement in the negotiation of contracts or renewals with certain third-party providers, or if such third-party providers experience disruptions or do not perform as anticipated, we may be unable to meet our obligations to customers and claimants, incur higher costs and lose business which may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the immediately preceding risk factor.

Part I - Item 1A. Risk Factors

Our ability to execute on capital management plans, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings, is subject to material challenges, uncertainties and risks.
The ability to execute on capital management plans is subject to material challenges, uncertainties and risks. From time to time, our capital management plans may include the repurchase of common stock, the paydown of outstanding debt or both. We may not achieve all of the benefits we expect to derive from these plans. While we currently do not have an equity repurchase plan approved for 2018, any such capital management plan would be subject to execution risks, including, among others, risks related to market fluctuations, investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that we will fully execute any such plan. In addition, we may not be successful in keeping our ongoing businesses cost efficient. In particular, the Company may not be able to achieve all the expense synergies it expects to get as a result of acquiring Aetna's U.S. group life and disability business which could adversely affect the profitability of the Group Benefits segment. We may take future actions, including acquisitions, divestitures or restructurings, that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations and liquidity.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and may not prove successful. Litigation to enforce our intellectual property rights may not be successful and cost a significant amount of money. The inability to secure or enforce the protection of our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete. We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights, including patent rights, or violate license usage rights. Any such intellectual property claims and any resulting litigation could result in significant expense and liability for damages, and in some circumstances we could be enjoined from providing certain products or services to our customers, or utilizing and benefiting from certain patent, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Regulatory and Legal Risks
Regulatory and legislative developments could have a material adverse impact on our business, financial condition, results of operations and liquidity.
In the U.S., regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict.
For example, the impact of the elimination of the individual mandate of the Affordable Care Act and potential modification of the Dodd-Frank Act could have unanticipated consequences for the Company and its businesses. With respect to the impact of the elimination of the individual mandate of the Affordable Care Act, see Part II, Item 7, MD&A - Capital Resources and Liquidity - Contingencies - Regulatory and Legal Developments.
The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry that could adversely affect our financial condition and results of operations. The Dodd-Frank Act requires central clearing of certain derivatives transactions and greater margin requirements for those transactions, which increases the costs of hedging. In addition, the proprietary trading and market making limitation of the Volcker Rule could adversely affect the pricing and liquidity of our investment securities and limitations of banking entity involvement in and ownership of certain asset-backed securities transactions could adversely affect the market for insurance-linked securities, including catastrophe bonds. It is unclear whether and to what extent Congress will make changes to the Dodd-Frank Act, and how those changes might impact the Company, its business, financial conditions, results of operations and liquidity.
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

Part I - Item 1A. Risk Factors

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
Changes in federal or state tax laws and tax rates or regulations could have a material adverse effect on our profitability and financial condition. For example, the recent reduction in tax rates due to the Tax Cuts and Jobs Act reduced our deferred tax assets resulting in a charge against earnings. A reduction in tax rates or change in laws could adversely affect the Company’s ability to realize the benefits of its net operating loss carryovers and alternative minimum tax credits.
In addition, the Company’s tax return reflects certain items such as tax-exempt bond interest, tax credits, and insurance reserve deductions. There is an increasing risk that, in the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies, and/or its policyholders. In the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate provisions of current tax law that are beneficial to the Company, including tax-exempt bond interest, tax credits, and insurance reserve deductions, or could impose new taxes such as on goods or services purchased overseas.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act" ("Tax Reform"). Tax Reform reduced the U.S. federal corporate income tax rate from 35% to 21%. It also eliminated the corporate alternative minimum tax (AMT) and changed how existing AMT credits can be realized. Certain provisions in the law are intended to increase insurance companies' taxable earnings. The new method for discounting property and casualty loss reserves for tax purposes decreases the amount of incurred losses that are currently deductible, delaying the timing of when incurred losses may be deducted. The effect of the difference on the December 31, 2017 tax basis reserve between discounting under the existing method and the new method will be included in taxable income ratably over the next 8 years. In addition, new limitations on the deductibility of certain executive compensation and limitations on net operating losses (NOLs) generated after December 31, 2017 will also increase the taxable income base. The exact impacts of many of the provisions will not be fully known until Treasury and the IRS provide clarification by issuing rules, regulations and advice. Furthermore, Congress may enact a technical corrections bill or other legislation that could affect how provisions of the Act apply to The Hartford. In response to the recent changes in the federal tax law, we could see states enact changes to their tax laws which, in turn, could affect the Company negatively.  Among other risks, there is risk that these additional clarifications could increase the taxes on the Company, further increase administrative costs, make the sale of our products more costly and/or make our products less competitive.
While the Company expects a benefit to earnings from lower corporate federal income tax rates in 2018, there is uncertainty about how insurance carriers will adjust their product pricing, if at all, going forward. If the Company reduces its pricing in response to competition or to state regulatory action, product price

Part I - Item 1A. Risk Factors

reductions could serve to reduce, or even eliminate, the benefit of lower Corporate federal tax rates in periods after 2018.
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
Risks Relating to the Pending Sale of Our Life and Annuity Business
The closing of the sale of our life and annuity run-off business is subject to risks and uncertainties.
On December 4, 2017, the Company announced the sale of its life and annuity run-off business to Hopmeadow Acquisition, Inc.

(“Buyer”) whereby a subsidiary of the Company will sell all of the issued and outstanding equity of Hartford Life, Inc. (“HLI”) to Buyer. The sale is expected to close by June 30, 2018.
The closing of the sale is subject to regulatory approval and other closing conditions, many of which are beyond the Company’s control. The Company cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. As a result, the sale may not be completed or may be delayed and the Company may lose some or all of the intended benefits of the sale.
The assets and liabilities of the life and annuity run-off business, consisting primarily of the operations of Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company (formerly known as Talcott Resolution), have been accounted for as held for sale as of December 31, 2017, with the operating results of that business included in discontinued operations for all periods presented. Under the terms of the purchase and sale agreement, apart from interest expense on HLI debt and certain tax benefits retained by the Company, results from the discontinued operations inure to the Buyer. Accordingly, any earnings or losses of the life and annuity run-off business up until closing will not change the Company's results.
Should the transaction not close, the Company would retain and continue to bear the risks inherent in this businesses and, thus, its operating results and financial condition may be adversely affected by those risks.

The investment portfolio and insurance liabilities of the Company's life and annuity business included in discontinued operations are sensitive to changes in economic, political and global capital market conditions, such as the effect of a weak economy and changes in credit spreads, equity prices, interest rates and inflation.
In addition to credit exposure in the life and annuity business investment portfolio, the statutory surplus of the life and annuity business is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuity payments owed to contract-holders, current crediting rates are used. In many capital market scenarios, current crediting rates are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates, the calculation of statutory reserves may not substantially offset the change in fair value of the statutory separate account assets, resulting in reductions in statutory surplus. This may result in the need to devote significant additional capital to support the fixed MVA product.

Part I - Item 1A. Risk Factors

A decline in equity markets may result in lower earnings from the life and annuity business where fee income is earned based upon the fair value of the assets under management. In addition, certain annuity products have guaranteed minimum death benefits ("GMDB") or guaranteed minimum withdrawal benefits ("GMWB") that increase when equity markets decline requiring more statutory capital to be held. While hedging programs are used to reduce the net economic sensitivity of our potential obligations from guaranteed benefits due to market fluctuations, rising equity markets and/or rising interest rates may nevertheless result in statutory or GAAP losses because of accounting asymmetries between hedging targets and statutory and GAAP accounting principles for the guaranteed benefits.
A low interest rate environment puts pressure on net investment income and could result in lower margins and lower estimated gross profits on certain annuity products included in discontinued operations.
A rise in interest rates, in the absence of other countervailing changes, would reduce the market value of the life and annuity business investment portfolio and, if long-term interest rates were to rise dramatically, certain products within that business might be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring the liquidation of assets in an unrealized loss position.
Some of the in-force variable annuity contracts included in discontinued operations offer guaranteed benefits, including GMDBs and GMWBs. These GMBDs and GMWBs are exposed to interest rate risk and significant equity risk. A decline in equity markets would not only result in lower fee income, but would also increase the Company's exposure to liability for benefit claims. Reinsurance and benefit designs, such as caps, are used to mitigate the exposure associated with GMDB. To minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability, reinsurance is used in combination with product management actions, such as rider fee increases, investment restrictions and buyout offers, as well as derivative instruments. The contract issuer remains liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, which could result in a need for additional capital to support in-force business.
From time to time, the risk management program may be adjusted based on contracts in force, market conditions, or other factors. While these actions may improve the efficiency of our risk management efforts related to these benefits, changes to the risk management program may result in greater statutory and GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material changes to net income (loss) in periods of rising equity market pricing levels, higher interest rates and declines in volatility. The life and annuity run-off business is also subject to the risk that these management actions prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on the business, financial condition, results of operations and liquidity of the discontinued operations.
The minimum capital that must be held by the life and annuity companies is based on risk-based capital (“RBC”) formulas for life companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain withdrawal benefits.
In extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that must be held for variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating RBC ratios. When equity markets increase, surplus levels and RBC ratios would generally be expected to increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, statutory reserve requirements for death and withdrawal benefit guarantees and increases in RBC requirements, surplus and RBC ratios may not increase when equity markets increase. Due to these factors, projecting statutory capital and the related RBC ratios is complex.
The investment portfolio of the life and annuity business included in discontinued operations is also exposed to losses due to nonperformance or defaults by counterparties. For example, if the counterparties to the underlying assets supporting the structured securities we invest in default on their payment obligations, the securities held will incur losses.
While a portion of contracts with GMWB riders are reinsured and the majority of GMDB contracts with net amount at risk are reinsured, the insurers that wrote the contracts remain liable as the direct insurer on all risks reinsured. The inability or unwillingness of any reinsurer to meet its financial obligations, including the impact of any insolvency or rehabilitation proceedings involving a reinsurer, could affect the life and annuity companies’ access to collateral held in trust. This risk may be magnified by a concentration of reinsurance-related credit risk resulting from the sale of the Individual Life and Retirement Products businesses in 2013 though that business is part of the Talcott Resolution operations being sold to the Buyer.
Life and annuity products also contain risks relating to estimates, assumptions and valuations. If assumptions used in estimating future gross profits differ from actual experience, it may accelerate the amortization of deferred acquisition costs ("DAC") and increase reserves for GMDB and GMWB on variable annuities.
Deferred acquisition costs for the variable annuity products included in discontinued operations are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the DAC asset. These costs are amortized based on the ratio of actual gross profits in the period to the present value of current and future estimated gross profits (“EGPs”). EGP’s are used to determine if a DAC impairment exists. Certain reserves for GMDB and the life contingent portion of GMWB are valued using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions that may not prove accurate, including those related to changes in the separate account fund returns, full or partial surrender rates, mortality, withdrawal benefit utilization, withdrawal rates, annuitization and hedging costs.
In addition, if assumptions about policyholder behavior (e.g., full or partial surrenders, benefit utilization and annuitization) and costs related to mitigating risks, including hedging costs, prove to

Part I - Item 1A. Risk Factors

be inaccurate or if significant or sustained equity market declines occur, there could be a further acceleration of DAC amortization related to variable annuity contracts, and increased reserves for GMDB and life-contingent GMWB.
As noted above, the 2017 tax reform reduced the value of net deferred tax assets, including net deferred tax assets to be transferred to the Buyer. Provisions included in the tax reform legislation further limited the corporate dividends received deduction and there is a risk that Congress could further reduce or eliminate the corporate dividends received deduction altogether.
The 2017 tax reform legislation also changed the formula for calculating life insurance reserves, the effect of which is to reduce the amount of tax deductible life insurance reserves. The 2017 tax reform provided that the amount of that difference be included in income ratably over an eight year period. In addition, the 2017 tax reform legislation increased the amount of acquisition expenses that are required to be amortized and lengthened the period of time to fifteen years over which these deferred expenses can be amortized. Both provisions were intended to increase a life insurer's taxable income base.
Moreover, many of the life and annuity products included in discontinued operations benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, some of the annuity contracts previously sold, allowed policyholders to defer the recognition of taxable income earned within the contract. If, however, the tax treatment of earnings accrued inside an annuity contract changed prospectively, and the tax favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender their annuity contracts.
Item 2. PROPERTIES
As of December 31, 2017, The Hartford owned building space of approximately 1.8 million square feet which comprised its Hartford, Connecticut location and other properties within the greater Hartford, Connecticut area. In addition, as of December 31, 2017, The Hartford leased approximately 1.7 million square feet, throughout the United States of America, and approximately two thousand square feet, in other countries. All of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business — Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.
Item 3. LEGAL PROCEEDINGS
LITIGATION
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to The Hartford's asbestos and environmental claims discussed in Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. In addition to the matters described below, these actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability, and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.
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
Mutual Funds Litigation
In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the

Part I - Item 3. Legal Proceedings

Investment Company Act of 1940. During course of litigation, the claims regarding distribution fees were dismissed without prejudice, the lineup funds as plaintiffs changed several times, and the plaintiffs added as a defendant Hartford Funds Management Company (“HFMC”), an indirect subsidiary of the Company that assumed the role of advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to one fund. In March 2016, the court denied the plaintiff's motion, and granted summary judgment for HIFSCO and HFMC with respect to one fund, leaving six funds and plaintiffs: The Hartford Balanced Fund, The Hartford Capital Appreciation Fund, The Hartford Floating Rate Fund, The

Hartford Growth Opportunities Fund, The Hartford Healthcare Fund and The Hartford Inflation Plus Fund. The court further ruled that the appropriate measure of damages on the surviving claims would be the difference, if any, between the actual advisory fees paid through trial and the fees permitted under the applicable legal standard. A bench trial on the issue of liability was held in November 2016. In February 2017, the court granted judgment for HIFSCO and HFMC as to all claims. Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit.

Item 5. MARKET FOR THE HARTFORD’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”.
High and Low Closing Prices and Quarterly Dividends Declared per Share for the Common Stock of The Hartford

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2017
Common Stock Price
High	$49.87	$52.75	$56.81	$57.65
Low	$47.05	$47.26	$51.64	$54.06
Dividends Declared	$0.23	$0.23	$0.23	$0.25
2016
Common Stock Price
High	$46.31	$46.80	$44.77	$48.58
Low	$37.63	$40.98	$39.85	$42.50
Dividends Declared	$0.21	$0.21	$0.21	$0.23
On February 22, 2018, The Hartford’s Board of Directors declared a quarterly dividend of $0.25 per common share payable on April 2, 2018 to common shareholders of record as of March 5, 2018. As of February 21, 2018, the Company had approximately 11,641 registered holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. The closing price of The Hartford’s common stock on the NYSE on February 21, 2018 was $53.95.
On June 12, 2017, the Company’s Chief Executive Officer certified to the NYSE that he is not aware of any violation by the Company of NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE’s Listed Company Manual.
There are also various legal and regulatory limitations governing the extent to which The Hartford’s insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in the Liquidity Requirements and Sources of Capital section of Part II, Item 7, MD&A — Capital Resources and Liquidity.
For information related to securities authorized for issuance under equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
During the period October 1, 2017 through October 13, 2017, the Company repurchased 0.9 million common shares at an average price of $55.70 per share. All 0.9 million shares were purchased as part of publicly announced plans or programs.
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

Annual Return Percentage
	For the years ended
Company/Index	2013	2014	2015	2016	2017
The Hartford Financial Services Group, Inc.	64.12%	17.13%	6.12%	11.76%	20.26%
S&P 500 Index	32.39%	13.69%	1.38%	11.96%	21.83%
S&P Insurance Composite Index	46.71%	8.29%	2.33%	17.58%	16.19%

Cumulative Five-Year Total Return
	Base
	Period	For the years ended
Company/Index	2012	2013	2014	2015	2016	2017
The Hartford Financial Services Group, Inc.	$100	164.12	192.24	204.00	227.99	274.18
S&P 500 Index	$100	132.39	150.51	152.59	170.84	208.14
S&P Insurance Composite Index	$100	146.71	158.86	162.56	191.15	222.09

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

in millions, except per share data	2017	2016	2015	2014	2013
Income Statement Data
Total revenues	$16,974	$16,107	$15,997	$15,713	$15,966
Income from continuing operations before income taxes	$723	$447	$1,478	$1,232	$987
(Loss) Income from continuing operations, net of tax	$(262)	$613	$1,189	$925	$759
(Loss) Income from discontinued operations, net of tax	$(2,869)	$283	$493	$(127)	$(583)
Net (loss) income	$(3,131)	$896	$1,682	$798	$176
Balance Sheet Data
Total assets	$225,260	$224,576	$229,616	$245,566	$278,339
Short-term debt	$320	$416	$275	$456	$438
Total debt (including capital lease obligations)	$4,998	$4,910	$5,216	$5,966	$6,401
Total stockholders’ equity	$13,494	$16,903	$18,024	$19,130	$19,217
Net (loss) income per common share
Basic	$(8.61)	$2.31	$4.05	$1.81	$0.37
Diluted	$(8.61)	$2.27	$3.96	$1.73	$0.36
Cash dividends declared per common share	$0.94	$0.86	$0.78	$0.66	$0.50

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 4 and 5 of this Form 10-K. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion and in Part I, Item 1A, Risk Factors, and those identified from time to time in our other filings with the Securities and Exchange Commission. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
On December 3, 2017, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, entered into a definitive agreement to sell all of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company, and its life and annuity operating subsidiaries. For discussion of this transaction, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
On November 1, 2017, Hartford Life and Accident Insurance Company ("HLA"), a wholly owned subsidiary of the Company, completed the acquisition of Aetna's U.S. group life and disability business through a reinsurance transaction. Aetna's U.S. group life and disability revenue and earnings since the acquisition date are included in the operating results of the Company's Group Benefits reporting segment. For discussion of this transaction, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements.
On May 10, 2017, the Company completed the sale of its U.K. property and casualty run-off subsidiaries. The operating results of the Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. For discussion of this transaction, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
On July 29, 2016, the Company completed the acquisition of Maxum Specialty Insurance Group and Lattice Strategies LLC. Maxum's revenue and earnings since the acquisition date are included in the operating results of the Company's Commercial Lines reporting segment. Lattice's revenue and earnings since the acquisition date are included in the operating results of the Company's Mutual Funds reporting segment. For discussion of these transactions, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements.
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
Assets and liabilities associated with the Company's life and annuity run-off business are now classified as held for sale.
Unpaid losses and loss adjustment expenses and reinsurance recoverables for structured settlements reserves and recoverables due from the Company's life and annuity run-off business now classified as held for sale have been reclassified into the Company's P&C commercial lines business. Annuities purchased from third-party life insurers under structured settlements, including from life and annuity run-off obligations held for sale, are recognized as reinsurance recoverables in cases where the Company has not obtained a release from the claimant. These amounts were previously eliminated in consolidation.
Policy loans have been reclassified to Other investments on the Consolidated Balance Sheets.
Other intangible assets have been reclassified out of Other assets on the Consolidated Balance Sheets into their own line item.
Likewise, amortization of intangible assets has been reclassified out of Insurance operating costs and other expenses on the Consolidated Statements of Operations into their own line item.
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
Definitions of Non-GAAP and Other Measures and Ratios
Assets Under Management (“AUM”)- include mutual fund and ETP assets. AUM is a measure used by the Company because a significant portion of the Company’s mutual fund revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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
Catastrophe Ratio- (a component of the loss and loss adjustment expense ratio) represents the ratio of catastrophe losses incurred in the current calendar year (net of reinsurance) to earned premiums and includes catastrophe losses incurred for both the current and prior accident years. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers, as defined by the Property Claim Service office of Verisk. The catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.
Combined Ratio- the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expenses for every $100 of earned premiums. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses.
Core Earnings- a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the underlying performance of the Company’s businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, certain restructuring and other costs, integration and transaction costs in connection with an acquired business, pension settlements, loss on extinguishment of debt, gains and losses on reinsurance transactions, income tax benefit from a reduction in deferred income tax valuation allowance, impact of tax reform on net deferred tax assets, and results of discontinued operations. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses that tend to be variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings

	For the years ended December 31,
	2017	2016	2015
Net income	$(3,131)	$896	$1,682
Less: Net realized capital gains (losses) excluded from core earnings, before tax	160	(112)	(15)
Less: Restructuring and other costs, before tax	—	—	(20)
Less: Loss on extinguishment of debt, before tax	—	—	(21)
Less: Loss on reinsurance transactions, before tax	—	(650)	—
Less: Pension settlement, before tax	(750)	—	—
Less: Integration and transaction costs associated with acquired business, before tax	(17)	—	—
Less: Income tax (expense) benefit [1]	(669)	463	114
Less: (Loss) income from discontinued operations,after-tax	(2,869)	283	493
Core earnings	$1,014	$912	$1,131

[1]
Includes income tax benefit on items not included in core earnings and other federal income tax benefits and charges, including an $877 charge in 2017 primarily due to a reduction in net deferred tax assets as a result of the decrease in the Federal income tax rate from 35% to 21%.

Core Earnings Margin- a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. Core earnings margin is calculated by dividing core earnings by revenues excluding buyouts and realized gains (losses). Net income margin is the most directly comparable U.S. GAAP measure. The Company believes that core earnings margin provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both core earnings margin and net income margin when reviewing performance. A reconciliation of net income margin to core earnings margin for the years ended December 31, 2017, 2016 and 2015 is set forth in the Results of Operations section within MD&A - Group Benefits.
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
The expense ratio for Group Benefits is expressed as the ratio of insurance operating costs and other expenses including amortization of intangibles and amortization of deferred policy acquisition costs, to premiums and other considerations, excluding buyout premiums. The expense ratio does not include integration and other transaction costs associated with acquired business.
Fee Income- largely driven from amounts earned as a result of contractually defined percentages of assets under management. These fees are generally earned on a daily basis. Therefore, the growth in assets under management either through positive net flows or favorable market performance will have a favorable impact on fee income. Conversely, either negative net flows or unfavorable market performance will reduce fee income.
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
Mutual Fund and Exchange-Traded Product Assets- are owned by the shareholders of those products and not by the Company and therefore are not reflected in the Company’s consolidated financial statements. Mutual fund and ETP assets are a measure used by the Company primarily because a significant portion of the Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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
Renewal Written Price Increase (Decrease)-for Commercial Lines, represents the combined effect of rate changes, amount of insurance and individual risk pricing decisions per unit of exposure on policies that renewed. For Personal Lines, renewal written price increases represent the total change in premium per policy on those policies that renewed and includes the combined effect of rate changes, amount of insurance and other changes in exposure. For Personal Lines, other changes in exposure include, but are not limited to, the effect of changes in number of drivers, vehicles and incidents, as well as changes in customer policy elections, such as deductibles and limits. The rate component represents the change in rate filed with and approved by state regulators during the period and the amount of insurance represents the change in the value of the rating base, such as model year/vehicle symbol for automobiles, building replacement costs for property and wage inflation for workers’ compensation. A number of factors affect renewal written price increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Renewal written price changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. Renewal written price statistics are subject to change from period to period, based on a number of factors, including changes in actuarial estimates and the effect of subsequent cancellations and non-renewals, and modifications made to better reflect ultimate pricing achieved.
Return on Assets (“ROA”), Core Earnings- a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of the Mutual Funds segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of the Mutual Funds segment because it reveals trends in our business that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our Mutual Funds business. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Mutual Funds segment performance. ROA, core earnings is calculated by dividing core earnings by a daily average AUM. A reconciliation of ROA to ROA, core earnings for the years ended December 31, 2017, 2016 and 2015, is set forth in the Results of Operations section within MD&A - Mutual Funds.
Underlying Combined Ratio- a non-GAAP financial measure, represents the combined ratio before catastrophes and prior accident year development. Combined ratio is the most directly comparable U.S. GAAP measure. The Company believes the underlying combined ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year loss and loss adjustment expense reserve development. A reconciliation of

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

combined ratio to underlying combined ratio for the years ended December 31, 2017, 2016 and 2015 is set forth in the Results of Operations section within MD&A - Commercial Lines and Personal Lines.
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

THE HARTFORD'S OPERATIONS
Overview
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property &

Casualty Other Operations, Group Benefits, and Mutual Funds, as well as a Corporate category. The Hartford includes in its Corporate category discontinued operations of the Company's life and annuity run-off business accounted for as held for sale, reserves for structured settlement and terminal funding agreement liabilities retained, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
The Company derives its revenues principally from: (a) premiums earned for insurance coverage provided to insureds; (b) asset management fees on mutual fund and ETP assets; (c) net investment income; (d) fees earned for services provided to third parties; and (e) net realized capital gains and losses. Premiums charged for insurance coverage are earned principally on a pro rata basis over the terms of the related policies in-force.
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
Similar to Property & Casualty, profitability of the Group Benefits business depends, in large part, on the ability to evaluate and price risks appropriately and make reliable estimates of mortality, morbidity, disability and longevity. To manage the pricing risk, Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. However, as policies are typically sold with rate guarantees of up to three years, pricing for the Company’s products could prove to be inadequate if loss trends emerge adversely during the rate guarantee period. For some of its products, the Company is required to obtain approval for its premium rates from state insurance departments. New and renewal business for group benefits business, particularly for long-term disability, are priced using an assumption about expected investment yields over time. While the Company employs asset-liability duration matching strategies to mitigate risk and may use interest-rate sensitive derivatives to hedge its exposure in the Group Benefits investment portfolio, cash flow patterns related to the payment of benefits and claims are uncertain and actual investment yields could differ significantly from expected investment yields, affecting profitability of the

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

business. In addition to appropriately evaluating and pricing risks, the profitability of the Group Benefits business depends on other factors, including the Company’s response to pricing decisions and other actions taken by competitors, its ability to offer voluntary products and self-service capabilities, the persistency of its sold business and its ability to manage its expenses which it seeks to achieve through economies of scale and operating efficiencies.
The financial results in the Company’s mutual fund and ETP businesses depend largely on the amount of assets under management on which it earns fees and the level of fees charged. Changes in assets under management are driven by two main factors: net flows, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales less redemptions by mutual fund and ETP shareholders. Financial results are highly correlated to the growth in assets under management since these products generally earn fee income on a daily basis.
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
For further information on the Company's reporting segments, refer to Part I, Item 1, Business — Reporting Segments.
Financial Highlights

Net (Loss) Income	Net Income (Loss) per Diluted Share	Book Value per Diluted Share
Net Loss of $3,131, or $8.61 per basic and diluted share, compared with prior year net income of $896, or $2.31 per basic share and $2.27 per diluted share. The change from net income in 2016 to a net loss in 2017 was mostly due to a loss on discontinued operations of $2.9 billion related to the pending sale of the life and annuity run-off business, a charge to income tax expense of $877 arising primarily from the reduction of net deferred tax assets due to the enactment of lower Federal income tax rates and a pension settlement charge of $488 after-tax.
Common share repurchases during 2017 totaled $1,028 million, or 20.2 million shares and $341 of dividends were paid to shareholders.
Book value per diluted common share decreased to $37.11 from $44.35 as of December 31, 2016 as a result of a $3.4 billion, or 20%, decrease in shareholders' equity largely due to a $3.3 billion loss on the pending sale of the life and annuity run-off business, partially offset by the effect of a 5% decrease in common shares outstanding and dilutive potential common shares.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income	Investment Yield After-tax
Net investment income increased 2% to $1,603 compared with the prior year primarily due to higher income from limited partnerships and other alternative investments, partially offset by lower make-whole payment income on fixed maturities and increased investment expenses.
Net realized capital gains of $165 compared to net realized capital losses of $110 in 2016, primarily due to higher net gains on sales, lower impairments and the effect of losses in 2016 related to the sale of the Company's U.K. property and casualty run-off subsidiaries and the write-down of investments in solar energy partnerships that generated tax benefits.
Annualized investment yield, after-tax of 3.0%, was up 0.1 points from 2016 as the effect of higher returns on limited partnerships and alternative investments was partially offset by the effect of lower make-whole payment income and reinvesting at lower yields.
Net unrealized gains, after-tax, in the investment portfolio increased by $655 compared with the prior year due primarily to tighter credit spreads.

Written Premiums	Combined Ratio
Written premiums decreased slightly compared with the prior year for Property & Casualty, comprised of 3% growth in Commercial Lines and a 7% decrease in Personal Lines.
Combined ratio of 100.0 compared with 100.1 in the prior year for Property & Casualty, as a higher combined ratio in Commercial Lines was largely offset by the effect of asbestos and environmental reserve strengthening in P&C Other Operations in 2016 and modest improvement in the Personal Lines combined ratio.
Catastrophe losses of $836, before tax, increased from catastrophe losses of $416, before tax, in the prior year, largely due to losses in 2017 from hurricanes Harvey and Irma and wildfires in California.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Prior accident year development was favorable $41 in 2017 compared to unfavorable reserve development of $457 in 2016 with reserve increases in 2016 largely due to a $268 increase in asbestos and environmental reserves and a $160 increase in Personal Lines auto liability reserves.

Group Benefits Net Income Margin
Net income margin increased to 7.2% from 6.3% in the prior year for Group Benefits, primarily due to $52 of income tax benefits arising primarily from the reduction of net deferred tax liabilities due to the enactment of lower Federal income tax rates.
CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes beginning on page F-1 as well as with the segment operating results sections of MD&A.

	2017	2016	2015	Increase (Decrease) From 2016 to 2017	Increase (Decrease) From 2015 to 2016
Earned premiums	$14,141	$13,697	$13,485	$444	$212
Fee income [1]	980	857	876	123	(19)
Net investment income	1,603	1,577	1,561	26	16
Net realized capital gains (losses)	165	(110)	(12)	275	(98)
Other revenues	85	86	87	(1)	(1)
Total revenues	16,974	16,107	15,997	867	110
Benefits, losses and loss adjustment expenses	10,174	9,961	9,325	213	636
Amortization of deferred policy acquisition costs	1,372	1,377	1,364	(5)	13
Insurance operating costs and other expenses	4,375	3,341	3,459	1,034	(118)
Loss on extinguishment of debt	—	—	21	—	(21)
Loss on reinsurance transactions	—	650	—	(650)	650
Interest expense	316	327	346	(11)	(19)
Amortization of other intangible assets	14	4	4	10	—
Total benefits, losses and expenses	16,251	15,660	14,519	591	1,141
Income from continuing operations before income taxes	723	447	1,478	276	(1,031)
Income tax expense (benefit)	985	(166)	289	1,151	(455)
(Loss) Income from continuing operations, net of tax	(262)	613	1,189	(875)	(576)
(Loss) income from discontinued operations,net of tax	(2,869)	283	493	(3,152)	(210)
Net (loss) income	$(3,131)	$896	$1,682	$(4,027)	$(786)

[1]
Commercial Lines includes installment fees of $37, $39 and $40, for 2017, 2016 and 2015, respectively. Personal Lines includes installment fees of $44, $39, and $37, for 2017, 2016 and 2015, respectively.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016
Net income (loss) decreased from net income in 2016 to a net loss in 2017 primarily due to a loss on discontinued operations of $2.9 billion related to the pending sale of the life and annuity run-off business, a charge to income tax expense of $877 arising primarily from the reduction of net deferred tax assets due to the enactment of lower Federal income tax rates and a pension settlement charge of $488 after-tax. Partially offsetting the decline were the effects of a $179 after-tax change from net realized capital losses in 2016 to net realized capital gains in 2017, the effect of a $423 after-tax charge in 2016 related to a loss on reinsurance covering the Company’s asbestos and environmental exposures and a reduction in the valuation allowance on capital loss carryovers in 2016. In addition, a $324 after-tax improvement in P&C prior accident year development and higher earnings in Group Benefits and Mutual Funds were largely offset by a $273 after-tax increase in current accident year catastrophes and higher variable incentive compensation.
Earned premiums increased by $444, before tax, reflecting growth of 3% in Commercial Lines, including the effect of the Maxum acquisition, and 14% in Group Benefits, including the effect of acquiring the Aetna U.S. group life and disability business, partially offset by a 5% decrease in Personal Lines. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Fee income increased reflecting a 15% increase in Mutual Funds due to higher assets under management driven by market appreciation and positive net flows and the addition of Schroders funds in the fourth quarter of 2016. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Net investment income increased 2%, primarily due to higher income from limited partnerships and other alternative investments, partially offset by lower make-whole payment income on fixed maturities and increased investment expenses. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).
Net realized capital gains of $165 before-tax compared to net realized capital losses of $110 before-tax in 2016, primarily due to higher net gains on sales, lower impairments and the effect of losses in 2016 related to the sale of the Company's U.K. property and casualty run-off subsidiaries and the write-down of investments in solar energy partnerships in 2016 that generated tax benefits. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Benefits, losses and loss adjustment expenses increased 11% in Group Benefits and decreased 1% in P&C. The increase in Group Benefits was largely due to the acquisition of Aetna’s U.S. group life and disability business. The decrease in P&C was primarily due to the effect of unfavorable prior accident year reserve development in 2016, largely offset by higher catastrophe losses in 2017.

•	Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty were relatively flat, primarily resulting from improved loss ratios and lower earned premiums in Personal Lines, offset by higher loss ratios in workers' compensation and general liability.

•
Current accident year catastrophe losses of $836, before tax, compared to $416, before tax, for the prior year period. Catastrophe losses in 2017 were primarily due to hurricanes Harvey and Irma, California wildfires and multiple wind and hail events across various U.S. geographic regions, primarily in the Midwest, Colorado, Texas and the Southeast. Catastrophe losses in 2016 were primarily due to multiple wind and hail and winter storm events across various U.S. geographic regions, concentrated in Texas and the central and southern plains and, to a lesser extent, winter storms and hurricane Matthew. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Favorable prior accident year reserve development in Property & Casualty of $41, before tax, compared to unfavorable reserve development of $457, before tax, for the prior year period. Prior accident year development in 2017 primarily included decreases in reserves for workers’ compensation and Small Commercial package business, partially offset by an increase in reserves for bond claims. Prior accident year development in 2016 was largely due to a $268 increase in asbestos and environmental reserves and a $160 increase in Personal Lines auto liability reserves. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

Amortization of deferred policy acquisition costs was relatively flat as higher amortization on higher earned premium for Commercial Lines was offset by lower amortization on lower earned premium for Personal Lines.
Insurance operating costs and other expenses increased primarily due to a $750 pre-tax pension settlement charge. Apart from the pension settlement charge, insurance operating costs and other expenses increased by 9%, primarily driven by higher variable incentive plan compensation, increased IT costs in Commercial Lines, higher variable expenses in Mutual Funds and $20, before tax, of state guaranty fund assessments in Group Benefits, partially offset by lower direct marketing and operation costs in Personal Lines. Effective with awards granted in March, 2017, long-term incentive compensation awards to retirement-eligible employees now fully vest when they are granted, which resulted in an accelerated recognition of compensation expense in 2017 of $22 before-tax. For additional information on the pension settlement charge in second quarter 2017, see Note 15 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.
Amortization of other intangible assets increased by $10 largely due to amortization of identifiable intangible assets recorded as a result of the acquisition of the Aetna U.S. group life and disability business, including in-force contracts, customer relationships and a marketing agreement with Aetna.
Income tax expense increased primarily due to a charge of $877 as a result of the Tax Cuts and Jobs Act ("Tax Reform") enacted in December, 2017. Among other changes, Tax Reform reduced the Federal corporate income tax rate from 35% to 21% effective January 1, 2018 which resulted in a reduction of the

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company's net deferred tax assets, including its net operating loss carryovers. Also contributing to the increase in income tax expense were federal income tax benefits of $113 in 2016 arising from investments in solar energy partnerships that generated tax benefits and the effect of a federal income tax benefit of $65 in 2016 related to the sale of the Company's U.K. property and casualty run-off subsidiaries.
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to the effects of Tax Reform on net deferred tax assets, tax exempt interest earned on invested assets, changes in the valuation allowance recorded on capital loss carryovers and federal tax credits associated with investments in solar energy partnerships. For further discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Income (loss) from discontinued operations, net of tax decreased from income of $283 in 2016 to a net loss of $2.9 billion in 2017 with the net loss in 2017 due to a loss on sale of the Company’s life and annuity run-off business of $3.3 billion, partially offset by operating income from discontinued operations of $388. Operating income from discontinued operations increased from $283 in 2016 primarily due to lower net realized capital losses in 2017. Apart from the reduction in net realized capital losses, earnings were relatively flat as an increase in the unlock benefit and lower interest credited were largely offset by lower net investment income and lower fee income due to the continued run-off of the variable annuity block.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Net income decreased primarily due to a loss on a reinsurance transaction covering the Company's asbestos and environmental exposure, an increase in Property & Casualty and Group Benefits incurred losses, especially in Personal Lines, higher net realized capital losses, lower income from discontinued operations and lower mutual funds fee income, partially offset by higher earned premiums, higher net investment income and lower insurance operating costs and other expenses.
Earned premiums increased 2% or $212, before tax, reflecting growth of 2% in Commercial Lines, 1% in Personal Lines and 3% in Group Benefits. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
Fee income decreased in 2016 compared to the prior year period, primarily due to lower investment management fees in Mutual Funds as a result of lower daily assets under management.
Net investment income increased, primarily due to higher asset levels partially offset by lower make-whole payments on fixed maturities, as well as reinvesting at lower interest rates. For further discussion of investment results, see the Net Investment Income (Loss) section within MD&A - Investment Results.
Net realized capital losses were $110 in 2016 an increase from net realized capital losses of $12 in 2015 primarily due to losses associated with the sale of the Company's U.K. property and casualty run-off subsidiaries and a change from net gains to net losses on non-qualifying derivatives, partially offset by lower impairments and an increase in net realized gains on sale of corporate securities, U.S. Treasury securities, municipal bonds and equity securities. Also contributing to the increase in net realized capital losses was a $96 write-down of an investment in solar energy partnerships that generated tax credits and other tax benefits of $113 in 2016. For further discussion of investment results, see the Net Realized Capital Gains (Losses) section within MD&A - Investment Results,
Benefits, losses and loss adjustment expenses increased in both Property & Casualty and Group Benefits with the increase in Group Benefits due to the effect of growth in earned premium and higher group life loss severity. The net increase in incurred losses for Property & Casualty was due to:

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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Insurance operating costs and other expenses decreased $118 primarily due to a reduction in direct marketing expenses in Personal Lines.
Loss on extinguishment of debt decreased due to the redemption of $296 aggregate principal amount outstanding of 4.0% senior notes in 2015. There were no early debt extinguishments in 2016.
Loss on reinsurance transaction in 2016 represents paid premium for an asbestos and environmental adverse development cover (“ADC”) reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”), to reduce uncertainty about potential adverse development. For more information on this transaction, see MD&A -Critical Accounting Estimates, Annual Reserve Reviews.
Income tax benefit of $166 in 2016 compared to income tax expense of $289 in 2015, primarily due to a decrease in taxable income and the effect of $113 of federal tax credits and other tax benefits in 2016 associated with investments in solar energy partnerships, as well as tax benefits in 2016 from the sale of the Company's U.K property and casualty run-off subsidiaries.
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax exempt interest earned on invested assets, changes in the valuation allowance recorded on capital loss carryovers and federal tax credits associated with investments in solar energy partnerships.
Income from discontinued operations, net of tax, decreased from 2015 to 2016 primarily due to lower tax benefits recognized in 2016, a write-off of DAC associated with fixed annuities, lower investment income and a reinsurance gain on disposition in 2015, partially offset by lower net realized capital losses. In addition, the continued run-off of the variable and fixed annuity block resulted in lower fee income, partially offset by lower amortization of DAC and lower insurance operating costs and other expenses.
INVESTMENT RESULTS

Composition of Invested Assets
	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$36,964	81.9%	$32,182	80.9%
Fixed maturities, at fair value using the fair value option ("FVO")	41	0.1%	211	0.5%
Equity securities, AFS, at fair value	1,012	2.3%	945	2.4%
Mortgage loans	3,175	7.0%	2,886	7.3%
Limited partnerships and other alternative investments	1,588	3.5%	1,527	3.8%
Other investments [1]	96	0.2%	111	0.3%
Short-term investments	2,270	5.0%	1,895	4.8%
Total investments	$45,146	100%	$39,757	100%

[1]	Primarily relates to derivative instruments.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Total investments increased primarily due to an increase in fixed maturities, AFS, short-term investments and mortgage loans.
Fixed maturities, AFS increased primarily due the transfer in of fixed maturities, AFS related to the acquisition of Aetna's U.S. group life and disability business as well as an increase in valuations due to tighter credit spreads.

Short-term investments increased largely as a result of the Company's securities lending agreements. For more information on the Company's securities lending agreements, see Note 6 - Investments.
Mortgage Loans increased largely due to originations of multifamily commercial whole loans.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	For the years ended December 31,
	2017		2016		2015
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,303	3.9%	$1,319	4.0%	$1,301	3.9%
Equity securities	24	2.8%	22	3.2%	17	2.6%
Mortgage loans	124	4.1%	116	4.2%	115	4.4%
Limited partnerships and other alternative investments	174	12.0%	128	8.6%	130	8.0%
Other [3]	49		51		57
Investment expense	(71)		(59)		(59)
Total net investment income	$1,603	4.0%	$1,577	4.0%	$1,561	3.9%
Total net investment income excluding limited partnerships and other alternative investments	$1,429	3.7%	$1,449	3.8%	$1,431	3.8%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at amortized cost as applicable, excluding repurchase agreement and securities lending collateral, if any, and derivatives book value.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Total net investment income increased primarily due to higher income from limited partnerships and other alternative investments, partially offset by lower make-whole payment income on fixed maturities and increased investment expense. Income from limited partnerships and other alternative investments increased due to higher valuation write-ups of private equity partnerships and strong returns on real estate investments in 2017.
Annualized net investment income yield excluding limited partnerships and other alternative investments, was 3.7% in 2017 and 3.8% in 2016. Excluding make-whole payment income on fixed maturities, income received from previously impaired securities, and prepayment penalties on mortgage loans, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 3.6% in 2017 consistent with that of the same period for 2016.
Average reinvestment rate excluding certain U.S. Treasury securities and cash equivalent securities, for the year ended December 31, 2017, was approximately 3.5% which was below the average yield of sales and maturities of 3.7% for the same period. For the year ended December 31, 2017, the average reinvestment rate of 3.5% remained consistent with that of the same period in 2016.
We expect the annualized net investment income yield for the 2018 calendar year, excluding limited partnerships and other alternative investments, to be slightly below the portfolio yield earned in 2017. This assumes the Company earns less income in 2018 from make-whole payment income on fixed maturities and recoveries on previously impaired securities than it did in 2017 and that reinvestment rates continue to be below the average yield of sales and maturities. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and changes in market conditions.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Total net investment income increased primarily due to higher asset levels, partially offset by lower make-whole payments on fixed maturities as well as reinvesting at lower interest rates.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Capital Gains (Losses)
	For the years ended December 31,
(Before tax)	2017	2016	2015
Gross gains on sales	$275	$222	$219
Gross losses on sales	(113)	(159)	(194)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [1]	(8)	(27)	(41)
Valuation allowances on mortgage loans [2]	(1)	—	(1)
Transactional foreign currency revaluation	14	(78)	—
Non-qualifying foreign currency derivatives	(14)	83	13
Other, net [3]	12	(151)	(8)
Net realized capital gains (losses)	$165	$(110)	$(12)

[1]	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[2]	See Valuation Allowances on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.

[3]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives and interest rate derivatives used to manage duration. Also included for the year ended December 31, 2016, is a loss related to the write-down of investments in solar energy partnerships, which generated tax benefits, and a loss related to the sale of the Company's U.K. property and casualty run-off subsidiaries.

Year ended December 31, 2017
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate securities, U.S. treasury securities, equity securities, and tax-exempt municipal bonds.
Other, net gain included gains of $21 related to credit derivatives due to credit spread tightening, partially offset by losses of $7 related to equity derivatives hedging against the impact of a decline in the equity market on the investment portfolio.
Year ended December 31, 2016
Gross gains and losses on sales were primarily a result of duration, liquidity and credit management within corporate, U.S. treasury, tax-exempt municipal and equity securities.
Other, net loss included losses of $96 related to the write-down of investments in solar energy partnerships that generated solar tax credits and losses of $81 associated with the Company's U.K. property and casualty run-off subsidiaries that were sold in May 2017. For further information related to the investment in solar energy partnerships and resulting solar tax credits, refer to Note 16 - Income Taxes of Notes to Consolidated Financial Statements. In addition, there were losses of $15 related to equity derivatives which were hedging against the impact of a decline in the equity market on the investment portfolio.
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
Other, net losses were primarily related to losses of $7 on credit derivatives driven by widening credit spreads.

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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Insurance Product Reserves
P&C Loss and Loss Adjustment Expense Reserves,
Net of Reinsurance, by Segment as of December 31, 2017
Loss and LAE Reserves, Net of Reinsurance as of December 31, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance	% Total Reserves-net
Workers’ compensation	$9,600	$—	$—	$9,600	48.4%
General liability	2,167	—	—	2,167	10.9%
Package business [1]	1,500	—	—	1,500	7.6%
Commercial property	390	—	—	390	2.0%
Automobile liability	927	1,707	—	2,634	13.3%
Automobile physical damage	13	32	—	45	0.2%
Professional liability	561	—	—	561	2.8%
Bond	286	—	—	286	1.4%
Homeowners	—	471	—	471	2.4%
Asbestos and environmental	116	11	1,325	1,452	7.3%
Assumed reinsurance	—	—	122	122	0.6%
All other	186	2	402	590	3.0%
Total reserves-net	15,746	2,223	1,849	19,818	100.0%
Reinsurance and other recoverables	3,147	71	739	3,957
Total reserves-gross	$18,893	$2,294	$2,588	$23,775

[1]	Commercial Lines policy packages that include property and general liability coverages are generally referred to as the package line of business.
For descriptions of the coverages provided under the lines of business shown above, see Part I - Item1, Business.
Overview of Reserving for Property and Casualty Insurance Claims
It typically takes many months or years to pay claims incurred under a property and casualty insurance product; accordingly, the Company must establish reserves at the time the loss is incurred. Most of the Company’s policies provide for occurrence-based coverage where the loss is incurred when a claim event happens like an automobile accident, house or building fire or injury to an employee under a workers’ compensation policy. Some of the Company's policies, mostly for directors and officers insurance and errors and omissions insurance, are claims-made policies where the loss is incurred in the period the claim event is reported to the Company even if the loss event itself occurred in an earlier period.

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
Factors that Change Reserve Estimates- Reserve estimates can change over time because of unexpected changes in the external environment. Inflation in medical care, hospital care, automobile parts, wages and home and building repair would cause claims to settle for more than they are initially reserved. Changes in the economy can cause an increase or decrease in the number of reported claims (claim frequency). For example, an improving economy could result in more automobile miles driven and a higher number of automobile reported claims while a contracting economy can sometimes lead to an increase in workers’ compensation reported claims. An increase in the number or percentage of claims litigated can increase the average settlement amount per claim (claim severity). Changes in the judicial environment can affect interpretations of damages and how policy coverage applies which could increase or decrease claim severity. Over time, judges or juries in certain jurisdictions may be more inclined to determine liability and award damages. New legislation can also change how damages are defined resulting in greater frequency or severity. In addition, new types of injuries may arise from exposures not contemplated when the policies were written. Past examples include pharmaceutical products, silica, lead paint, molestation or abuse and construction defects.
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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The estimated allowance considers the credit quality of the Company's reinsurers, recent outcomes in arbitration and litigation in disputes between reinsurers and cedants and recent communication activity between reinsurers and cedants that may signal how the Company’s own reinsurance claims may settle. Where its reinsurance contracts permit, the Company secures funding of future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $104 as of December 31, 2017, comprised of $18 related to Commercial Lines and $86 related to Property & Casualty Other Operations.
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
How Reserves Are Set- Reserves are set by line of business within the operating segments. A single line of business

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

may be written in more than one segment. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Lines of business for which reported losses emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which reported losses emerge more quickly are referred to as short-tail lines of business. The Company’s shortest-tail lines of business are homeowners, commercial property and automobile physical damage. The longest tail lines of business include workers’ compensation, general liability, professional liability and assumed reinsurance. For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods after a given accident year and, accordingly, may not be indicative of ultimate losses.
Use of Actuarial Methods and Judgments- The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. These selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates. Most reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for homeowners, commercial property, automobile physical damage, automobile liability, package business, workers’ compensation, most general liability and professional liability. Other reserves are reviewed semi-annually (twice per year) or annually. These primarily include reserves for losses incurred in accident years older than twelve years for Personal Lines and older than twenty years for Commercial Lines, as well as reserves for bond, assumed reinsurance, latent exposures, such as construction defects, and unallocated loss adjustment expenses. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters and, if necessary, performs a reserve review to determine whether the reserve estimate should change.
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

As losses emerge or develop in periods subsequent to a given accident year, reserving actuaries use other methods to estimate ultimate unpaid losses in addition to the expected loss ratio method. These primarily include paid and reported loss development methods, frequency/severity techniques and the Bornhuetter-Ferguson method (a combination of the expected loss ratio and paid development or reported development method). Within any one line of business, the methods that are given more influence vary based primarily on the maturity of the accident year, the mix of business and the particular internal and external influences impacting the claims experience or the methods. The output of the reserve reviews are reserve estimates that are referred to herein as the “actuarial indication”.
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
Differences Between GAAP and Statutory Basis Reserves- As of December 31, 2017 and 2016, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were approximately equal to net reserves reported on a statutory basis. The primary difference between the statutory and GAAP reserve amounts is due to a ceded asbestos and environmental ADC which is a retroactive reinsurance agreement between the Company and NICO that is not included in insurance liabilities for statutory accounting. This difference is largely offset by liabilities for unpaid losses for permanently disabled workers’ compensation claimants discounted under U.S. GAAP at rates that are no higher than risk-free interest rates in effect at the time the claims are incurred which can vary from the statutory discount rates set by regulators. In addition, a portion of the U.S. GAAP provision for uncollectible reinsurance is not recognized under statutory accounting.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preferred Reserving Methods by Line of Business

Commercial property, homeowners and automobile physical damage
These short-tailed lines are fast-developing and paid and reported development techniques are used as these methods use historical data to develop paid and reported loss development patterns, which are then applied to cumulative paid and reported losses by accident period to estimate ultimate losses. In addition to paid and reported development methods, for the most immature accident months, the Company uses frequency and severity techniques and the initial expected loss ratio. The advantage of frequency/severity techniques is that frequency estimates are generally easier to predict and external information can be used to supplement internal data in estimating average severity.

Personal automobile liability
For automobile liability, and bodily injury in particular, the Company performs a greater number of techniques than it does for commercial property, homeowners and automobile physical damage. In addition to traditional paid and reported development methods, the Company relies on frequency/severity techniques and Berquist-Sherman techniques. Because the paid development technique is affected by changes in claim closure patterns and the reported development method is affected by changes in case reserving practices, the Company uses Berquist-Sherman techniques which adjust these patterns to reflect current settlement rates and case reserving practices. The Company generally uses the reported development method for older accident years and a combination of reported development, frequency/severity and Berquist-Sherman methods for more recent accident years. For older accident periods, reported losses are a good indicator of ultimate losses given the high percentage of ultimate losses reported to date. For more recent periods, the frequency/severity techniques are not affected as much by changes in case reserve practices and changing disposal rates and the Berquist-Sherman techniques specifically adjust for these changes.

Automobile liability for commercial lines and short-tailed general liability
For older, more mature accident years, the Company primarily uses reported development techniques. For more recent accident years, the Company typically prefers frequency / severity techniques. These techniques separately analyze losses above and below a capping level (average severity) as larger claims typically behave differently than smaller claims.

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

Workers’ compensation
Workers’ compensation is the Company’s single largest reserve line of business and a wide range of methods are used. Methods include paid and reported development techniques, the expected loss ratio and Bornhuetter-Ferguson methods, and an in-depth analysis on the largest states. In recent years, we have seen an acceleration of paid losses relative to historical patterns and have adjusted our expected loss development patterns accordingly. This acceleration has largely been due to two factors. First, in more recent accident years, we have seen a higher concentration of first dollar workers' compensation business and less excess of loss business resulting in fewer longer-tailed, excess workers' compensation claims. Second, the Company has seen an increase in lump sum settlements to claimants across multiple accident years. Adjusting for the effect of an acceleration in payments compared to historical patterns, paid loss development techniques are generally preferred for the workers' compensation line, particularly for more mature accident years. For less mature accident years, the Company places greater reliance on the expected loss ratio and reported development methods, open claim approaches, and state-by-state analysis.

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
Total recorded net reserves, excluding asbestos and environmental, were 4.7% higher than the actuarial indication of the reserves as of December 31, 2017.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of changes to reserve estimates recorded in 2017, see the Reserve Development section below.
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
Specialty Lines- In specialty lines, many lines of insurance are “long-tail”, including large deductible workers’ compensation insurance; as such, reserve estimates for these lines are more difficult to determine than reserve estimates for shorter-tail lines of insurance. Reserves for large deductible workers’ compensation insurance require estimating losses attributable to the deductible amount that will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company is contractually liable. Uncertainty in estimated claim severity causes reserve variability for commercial automobile losses including reserve variability due to changes in internal claim handling and case reserving practices as well as due to changes in the external environment. Another example of reserve variability is with directors’ and officers’ insurance where uncertainty regarding the number and severity of class action suits can result in reserve volatility. Additionally, the Company’s exposure to losses under directors’ and officers’ insurance policies is primarily in excess layers, making estimates of loss more complex.
Personal Lines- In Personal Lines, while claims emerge over relatively shorter periods, estimates can still vary due to a number of factors, including uncertain estimates of frequency and severity trends. Severity trends are affected by changes in internal claim handling and case reserving practices as well as by changes in the external environment. Changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. Severity trends have increased in recent accident years, in part driven by more expensive parts associated with new automobile technology, causing additional uncertainty about the reliability of past patterns. In addition, the introduction of new products and class plans has led to a different mix of business by type of insured than the Company experienced in the past. Such changes in mix increase the uncertainty of the reserve projections, since historical data and reporting patterns may not be applicable to the new business.
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
The following discussion discloses possible variation from current estimates of loss reserves due to a change in certain key indicators of potential losses. For automobile liability lines in both Personal Lines and Commercial Lines, the key indicator is the annual loss cost trend, particularly the severity trend component of loss costs. For workers’ compensation and general liability, loss development patterns are a key indicator, particularly for more mature accident years. For workers’ compensation, paid loss development patterns have been impacted by medical cost inflation and other changes in loss cost trends. For general liability, loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) and a shift in the mixture between smaller, more routine claims and larger, more complex claims.
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

	Possible Change in Key Indicator	Reserves, Net of Reinsurance December 31, 2017	Estimated Range of Variation in Reserves
Personal Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.7 billion	+/- $80
Commercial Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$0.9 billion	+/- $20
Workers' Compensation	2% change in paid loss development patterns	$9.6 billion	+/- $400
General Liability	10% change in reported loss development patterns	$2.2 billion	+/- $200
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
The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. While future developments could cause the Company to change its estimates of its gross asbestos and environmental reserves, the adverse development cover with NICO will likely lessen the effect that these changes would have on the Company's consolidated operating results and liquidity. Consistent with past practice, the Company will continue to monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables, the allowance for uncollectible reinsurance, and environmental liabilities. Where future developments indicate, we will make appropriate adjustments to the reserves at that time. In 2017, the Company completed the comprehensive annual review of asbestos and environmental reserves during the fourth quarter, instead of the second quarter as it had done in previous years.
Total P&C Insurance Product Reserves Development
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2017 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

uncertainties surrounding reserves, it is possible that management’s estimate of the ultimate liabilities for these claims may change in the future and that the required adjustment to currently recorded reserves could be material to the Company’s results of operations and liquidity.
Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross [1]	$17,950	$2,094	$2,501	$22,545
Reinsurance and other recoverables [1]	3,037	25	426	3,488
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,961	2,584	—	6,545
Current accident year catastrophes	383	453	—	836
Prior accident year development	(22)	(37)	18	(41)
Total provision for unpaid losses and loss adjustment expenses	4,322	3,000	18	7,340
Less: payments	3,489	2,846	244	6,579
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Reinsurance and other recoverables [1]	3,147	71	739	3,957
Ending liabilities for unpaid losses and loss adjustment expenses, gross [1]	$18,893	$2,294	$2,588	$23,775
Earned premiums and fee income	$6,902	$3,734
Loss and loss expense paid ratio [2]	50.6	76.2
Loss and loss expense incurred ratio	63.0	81.3
Prior accident year development (pts) [3]	(0.3)	(1.0)
[1]Commercial Lines reflects the addition of $712 to the beginning gross reserves and reinsurance recoverables and $688 to the ending gross reserves and reinsurance recoverables for structured settlements reserves and recoverables due from the Company's life and annuity run-off business now classified as held for sale. These amounts were previously eliminated in consolidation.

[2]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2017 Catastrophe Losses, Net of Reinsurance

	Commercial Lines	Personal Lines
Wind and hail	$138	$176
Hurricanes [1]	236	68
Wildfires	51	253
Winter Storms	1	3
Total Catastrophe Losses	$426	$500
Less: reinsurance recoverable under the property aggregate treaty [2]	(43)	(47)
Net Catastrophe losses	$383	$453
[1]Includes catastrophe losses from Hurricane Harvey and Hurricane Irma of $170 and $121, respectively.
[2]Refers to reinsurance recoverable under the Company's Property Aggregate treaty. For further information on the treaty, refer to Part II, Item 7, MD&A — Enterprise Risk Management — Insurance Risk.
(Favorable) Unfavorable Prior Accident Year Development for the Year Ended December 31, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(79)	$—	$—	$(79)
Workers’ compensation discount accretion	28	—	—	28
General liability	11	—	—	11
Package business	(25)	—	—	(25)
Commercial property	(8)	—	—	(8)
Professional liability	1	—	—	1
Bond	32	—	—	32
Automobile liability	17	—	—	17
Homeowners	—	(14)	—	(14)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	—	(16)	—	(16)
Uncollectible reinsurance	(15)	—	—	(15)
Other reserve re-estimates, net	16	(7)	18	27
Total prior accident year development	$(22)	$(37)	$18	$(41)

During 2017, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Workers’ compensation reserves were reduced in Small Commercial and Middle Market, given the continued emergence of favorable frequency, primarily for accident years 2013 to 2015, as well as a reduction in estimated reserves for ULAE, partially offset by strengthening reserves for captive programs within Specialty Commercial.
General liability reserves were increased for the 2013 to 2016 accident years on a class of business that insures service and maintenance contractors. This increase was partially offset by a decrease in recent accident year reserves for other Middle Market general liability reserves.
Package business reserves were reduced for accident years 2013 and prior largely due to reducing the Company’s estimate of allocated loss adjustment expenses incurred to settle the claims.

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
Asbestos and environmental reserves were unchanged as $285 of adverse development arising from the fourth quarter 2017 comprehensive annual review was offset by a $285 recoverable from NICO. For additional information related to the adverse development cover with NICO, see Note 8 - Reinsurance and Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

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
Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross [1]	$17,302	$1,845	$3,421	$22,568
Reinsurance and other recoverables [1]	3,036	19	570	3,625
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Add: Maxum acquisition	122	—	—	122
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,766	2,808	—	6,574
Current accident year catastrophes	200	216	—	416
Prior accident year development	28	151	278	457
Total provision for unpaid losses and loss adjustment expenses	3,994	3,175	278	7,447
Less: payments	3,469	2,932	567	6,968
Less: net reserves transferred to liabilities held for sale [4]	—	—	487	487
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Reinsurance and other recoverables [1]	3,037	25	426	3,488
Ending liabilities for unpaid losses and loss adjustment expenses, gross [1]	$17,950	$2,094	$2,501	$22,545
Earned premiums and fee income	$6,690	$3,937
Loss and loss expense paid ratio [2]	51.9	74.5
Loss and loss expense incurred ratio	60.1	81.5
Prior accident year development (pts) [3]	0.4	3.9

[1]
Commercial Lines reflects the addition of $743 to the beginning gross reserves and reinsurance recoverables and $712 to the ending gross reserves and reinsurance recoverables for structured settlements reserves and recoverables due from the Company's life and annuity run-off business now classified as held for sale. These amounts were previously eliminated in consolidation.

[2]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

[4]
Represents liabilities classified as held-for-sale as of December 31, 2016 and subsequently transferred to the buyer in connection with the sale of the Company's U.K. property and casualty run-off subsidiaries in May 2017. For discussion of the sale transaction, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2016 Catastrophe Losses, Net of Reinsurance

	Commercial Lines	Personal Lines
Wind and hail	$156	$186
Winter storms	24	7
Hurricane Matthew	17	16
Wildfires	3	7
Total Catastrophe Losses	$200	$216
(Favorable) Unfavorable Prior Accident Year Development for the Year Ended December 31, 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(119)	$—	$—	$(119)
Workers’ compensation discount accretion	28	—	—	28
General liability	65	—	—	65
Package business	65	—	—	65
Commercial property	1	—	—	1
Professional liability	(37)	—	—	(37)
Bond	(8)	—	—	(8)
Automobile liability	57	160	—	217
Homeowners	—	(10)	—	(10)
Net asbestos reserves	—	—	197	197
Net environmental reserves	—	—	71	71
Catastrophes	(4)	(3)	—	(7)
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	10	4	10	24
Total prior accident year development	$28	$151	$278	$457

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
Automobile liability reserves increased due to increases in both commercial lines automobile and personal lines automobile. Commercial automobile liability reserves increased, predominately for the 2015 accident year, primarily due to increased frequency of large claims. Personal automobile liability reserves increased, primarily related to increased bodily injury frequency and severity for the 2015 accident year, including for uninsured and under-insured motorist claims, and increased bodily injury severity for the 2014 accident year. Increases in automobile liability loss costs were across both the direct and agency distribution channels.
Asbestos and environmental reserves were increased during the period as a result of the second quarter 2016 comprehensive annual review.
Uncollectible reinsurance reserves decreased as a result of giving greater weight to favorable collectibility

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

experience in recent calendar periods in estimating future collections.
Roll-forward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2015

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross [1]	$17,238	$1,874	$3,467	$22,579
Reinsurance and other recoverables [1]	3,232	18	564	3,814
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,006	1,856	2,903	18,765
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,712	2,578	25	6,315
Current accident year catastrophes	121	211	—	332
Prior accident year development	53	(21)	218	250
Total provision for unpaid losses and loss adjustment expenses	3,886	2,768	243	6,897
Less: payments	3,626	2,798	295	6,719
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Reinsurance and other recoverables [1]	3,036	19	570	3,625
Ending liabilities for unpaid losses and loss adjustment expenses, gross [1]	$17,302	$1,845	$3,421	$22,568
Earned premiums and fee income	$6,551	$3,910
Loss and loss expense paid ratio [2]	55.4	71.6
Loss and loss expense incurred ratio	59.7	71.5
Prior accident year development (pts) [3]	0.8	(0.5)

[1]
Commercial Lines reflects the addition of $773 to the beginning gross reserves and reinsurance recoverables and $743 to the ending gross reserves and reinsurance recoverables for structured settlements reserves and recoverables due from the Company's life and annuity run-off business now classified as held for sale. These amounts were previously eliminated in consolidation.

[2]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
2015 Catastrophe Losses, Net of Reinsurance

	Commercial Lines	Personal Lines
Wind and hail	$43	$114
Winter storms	57	27
Tornadoes	18	29
Other [1]	3	41
Total Catastrophe Losses	$121	$211
[1]Consists primarily of wildfires.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Favorable) Unfavorable Prior Accident Year Development for the Year Ended December 31, 2015

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(37)	$—	$—	$(37)
Workers’ compensation discount accretion	29	—	—	29
General liability	8	—	—	8
Package business	28	—	—	28
Commercial property	(6)	—	—	(6)
Professional liability	(36)	—	—	(36)
Bond	(2)	—	—	(2)
Automobile liability	62	(8)	—	54
Homeowners	—	9	—	9
Net asbestos reserves	—	—	146	146
Net environmental reserves	—	—	55	55
Catastrophes	—	(18)	—	(18)
Other reserve re-estimates, net	7	(4)	17	20
Total prior accident year development	$53	$(21)	$218	$250
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
Automobile liability reserves within Commercial Lines were increased due to increased severity of large claims predominantly for accident years 2010 to 2013.
Asbestos and environmental reserves were increased during the period as a result of the 2015 comprehensive annual review.
Catastrophe reserves decreased primarily for accident year 2014, as fourth quarter 2014 catastrophes have developed favorably.
Other reserve re-estimates, net decreased due to decreased contract surety reserves across several accident years and decreased commercial surety reserves for accident years 2012 through 2014 as a result of lower emerged losses. These reserve decreases were offset by an increase in commercial surety reserves related to accident years 2007 and prior, as the number of new claims reported has outpaced expectations.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

P&C Other Operations
Total Reserves, Net of Reinsurance
Asbestos and Environmental Reserves
Reserves for asbestos and environmental are primarily within P&C Other Operations with less significant amounts of asbestos and environmental reserves included within Commercial Lines and Personal Lines. The following tables include all asbestos and environmental reserves, including reserves in P&C Other Operations and Commercial Lines and Personal Lines.
Asbestos and Environmental Net Reserves

	Asbestos	Environmental
2017
Property and Casualty Other Operations	$1,143	$182
Commercial Lines and Personal Lines	72	55
Ending liability — net	$1,215	$237
2016
Property and Casualty Other Operations	$1,282	$234
Commercial Lines and Personal Lines	81	58
Ending liability — net	$1,363	$292
2015
Property and Casualty Other Operations	$1,712	$247
Commercial Lines and Personal Lines	91	71
Ending liability — net	$1,803	$318

Property & Casualty Reserves
Asbestos and Environmental Summary as of December 31, 2017

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,413	$333	$1,746
Assumed Reinsurance	425	46	471
Total	1,838	379	2,217
Ceded- other than NICO	(440)	(40)	(480)
Ceded - NICO ADC	(183)	(102)	(285)
Net	$1,215	$237	$1,452
Roll-Forward of Asbestos and Environmental Losses and LAE

	Asbestos	Environmental
2017
Beginning liability — net	$1,363	$292
Losses and loss adjustment expenses incurred [1]	—	—
Losses and loss adjustment expenses paid	(149)	(55)
Reclassification of allowance for uncollectible insurance [4]	1	—
Ending liability — net	$1,215	$237
2016
Beginning liability — net	$1,803	$318
Losses and loss adjustment expenses incurred	197	71
Losses and loss adjustment expenses paid [2]	(462)	(56)
Reclassification of allowance for uncollectible insurance [4]	30	—
Net reserves transferred to liabilities held for sale [3]	(205)	(41)
Ending liability — net	$1,363	$292
2015
Beginning liability — net	$1,811	$316
Losses and loss adjustment expenses incurred	157	57
Losses and loss adjustment expenses paid	(165)	(55)
Ending liability — net	$1,803	$318

[1]	Incurred losses of $285, net, have been ceded to NICO under an adverse development cover reinsurance agreement. See the section that follows entitled ADC for additional information.

[2]	Included $289 related to the settlement in 2016 of PPG Industries ("PPG") asbestos liabilities, net of reinsurance billed to third-party reinsurers.

[3]	A&E liabilities classified as held for sale related to the sale of the Company's U.K. property and casualty run-off subsidiaries.

[4]	Related to the reclassification of an allowance for uncollectible reinsurance from the "All Other" category of P&C Other Operations reserves.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Adverse Development Cover
In December 31, 2016, the Company entered into an asbestos and environmental ADC reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”), to reduce uncertainty about potential adverse development of asbestos and environmental reserves. Under the reinsurance agreement, NICO assumes adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company's net asbestos and environmental reserves recorded as of December 31, 2016. As of December 31, 2017, the Company has incurred $285 in adverse development on asbestos and environmental reserves that have been ceded under the ADC treaty with NICO, leaving approximately $1.2 billion of coverage available for future adverse net reserve development, if any. For additional information related to the adverse development cover, see Note 8 - Reinsurance and Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
Net and Gross Survival Ratios
Net and Gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e. survive) if future annual payments were consistent with the calculated historical average.
The survival ratios shown below are calculated for the one and three year periods ended December 31, 2017. The net basis survival ratio has been materially affected by the adverse development cover entered into between the Company and NICO. The Company cedes adverse asbestos and environmental development in excess of its December 31, 2016 net carried reserves of $1.7 billion to NICO up to a limit of $1.5 billion. Since December 31, 2016, net reserves for asbestos and environmental have been declining as the Company has had no net incurred losses but continues to pay down net loss reserves. As a result, this has the effect of reducing the one- and three-year net survival ratios shown in the table below. For asbestos, the table also presents the net survival ratios excluding the effect of the PPG settlement in 2016. See section that follows entitled Major Categories of Asbestos Accounts for discussion of the PPG settlement.
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio	8.2	4.3
Three year net survival ratio- excluding PPG	7.5	4.6
One year gross survival ratio	9.2	5.7
Three year gross survival ratio - excluding PPG settlement	9.0	6.5

Asbestos and Environmental
Paid and Incurred Losses and LAE Development

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2017
Gross	$199	$306	$66	$126
Ceded- other than NICO	(50)	(123)	(11)	(24)
Ceded - NICO ADC	—	(183)	—	(102)
Net	$149	$—	$55	$—
2016
Gross	$535	$257	$61	$77
Ceded- other than NICO	(73)	(60)	(5)	(6)
Ceded - NICO ADC	—	—	—	—
Net	$462	$197	$56	$71
2015
Gross	$230	$251	$68	$82
Ceded- other than NICO	(65)	(94)	(13)	(25)
Ceded - NICO ADC	—	—	—	—
Net	$165	$157	$55	$57
Annual Reserve Reviews
Review of Asbestos Reserves
Beginning in 2017, the Company performs its regular comprehensive annual review of asbestos reserves in the fourth quarter. As part of this evaluation in the fourth quarter of 2017, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts.
As a result of the 2017 fourth quarter review, the Company increased estimated reserves before NICO reinsurance by $183, primarily due to mesothelioma claim filings not declining as expected, unfavorable developments in coverage law in some jurisdictions and continued filings in specific, adverse jurisdictions. An increased share of adverse development from the fourth quarter review is from umbrella and excess policies in the 1981-1985 policy years. This increase in reserves was offset by a $183 reinsurance recoverable under the NICO treaty.
During the 2016 second quarter review, a substantial majority of the Company’s direct accounts trended as expected, and the Company observed no material changes in the underlying legal environment. However, mesothelioma claims filings have not declined as expected for a small subset of peripheral defendants with a high concentration of asbestos filings in specific, adverse jurisdictions. As a result, aggregate indemnity and defense costs did not decline as expected. While the mesothelioma and adverse jurisdiction claim trends observed in the 2016 comprehensive annual review were similar to the 2015 comprehensive annual review, most of the defendants that had reserve increases in the

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Review of Environmental Reserves
Beginning in 2017, the Company performs its regular comprehensive annual review of environmental reserves in the fourth quarter. As part of its evaluation in the fourth quarter of 2017, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts.
As a result of the 2017 comprehensive annual review, the Company increased estimated reserves before NICO reinsurance by $102. This increase was offset by a reinsurance recoverable of $102 under the NICO cover. A substantial majority of the Company's direct environmental accounts trended as expected. However, a small percentage of the Company's direct accounts exhibited deterioration due to increased clean-up costs and liability shares associated with Superfund sites and sediment in waterways, as well as adverse legal rulings, most notably from jurisdictions in the Pacific Northwest.
During the 2016 comprehensive annual review, a substantial majority of the Company's direct environmental accounts trended as expected. However, a small percentage of the Company's direct accounts exhibited deterioration associated with the tendering of new sites for coverage, increased defense costs stemming from individual bodily injury liability suits, and increased clean-up costs associated with waterways. Based on this evaluation, the Company increased its net environmental reserves for prior year development by $71 in second quarter 2016.
During the 2015 comprehensive annual review, a substantial majority of the Company's environmental exposures trended as expected, however the Company found loss and expense estimates for certain individual account exposures increased based upon an increase in clean-up costs, including at a handful of Superfund sites. In addition, new claim severity deteriorated, although frequency continued to decline as expected. The net effect of these account-specific changes as well as quarterly actuarial evaluations of new account emergence and historical loss and expense paid experience resulted in an increase of $57 in net environmental reserves for prior years development.

Major Categories of Asbestos Accounts
Direct asbestos exposures include both Known and Unallocated Direct Accounts.

•
Known Direct Accounts- includes both Major Asbestos Defendants and Non-Major Accounts, and represent approximately 63% of the Company's total Direct gross asbestos reserves as of December 31, 2017 compared to approximately 61% as of June 30, 2016. Major Asbestos Defendants have been defined as the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts, while Non-Major accounts are comprised of all other direct asbestos accounts and largely represent smaller and more peripheral defendants. Major Asbestos Defendants have the fewest number of asbestos accounts and up through second quarter 2016 had included reserves related to PPG Industries, Inc. (“PPG”). In May 2016, the Company pre-paid its funding obligation in the amount of $315 as permitted under the settlement agreement, arising from participation in a 2002 settlement of asbestos liabilities of PPG. The Company's funding obligation approximated the amount reserved for this exposure.

•
Unallocated Direct Accounts- includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies. These exposures represent approximately 37% of the Company's Direct gross asbestos reserves as of December 31, 2017 compared to approximately 39% as of June 30, 2016.

Review of "All Other" Reserves in Property & Casualty Other Operations
In the fourth quarters of 2017, 2016 and 2015, the Company completed evaluations of certain of its non-asbestos and non-environmental reserves in Property & Casualty Other Operations, including its assumed reinsurance liabilities, unallocated loss adjustment expense reserves, and allowance for uncollectible reinsurance. Overall prior year development on all other reserves was immaterial with reserves increasing (decreasing) by $18, ($20), and $29 respectively for calendar years 2017, 2016 and 2015.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the fourth quarter of 2017, and second quarters of 2016 and 2015, the Company completed its annual evaluations of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in Property & Casualty Other Operations. In conducting these evaluations, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and recent developments in commutation activity between reinsurers and cedants. The evaluations in the fourth quarter of 2017, and second quarters of 2016 and 2015, resulted in no material adjustments to the Property & Casualty Other Operations' overall ceded reinsurance reserves, including the

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

allowance for uncollectible reinsurance. As of December 31, 2017, 2016, and 2015 the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $86, $136, and $220 respectively. Reductions in the allowance since 2015 are primarily the result of actuarial reserve evaluations that have given greater weight to favorable collectibility experience in recent calendar year periods in estimating future collections, and to a lesser extent impacts from the sale of the Company's UK P&C run-off subsidiaries in 2017. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company's reinsurance recoverables, net of the allowance, could be required.
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
Range of Prior Accident Year Unfavorable (Favorable) Development for the Ten Years Ended December 31, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2017	(3.1%) - 1.0%	(6.9%) - 8.3%	0.9% - 9.8%	(1.2%) - 2.4%

[1]	Excluding the reserve increases for asbestos and environmental reserves, over the past ten years reserve re-estimates for total property and casualty insurance ranged from (2.5%) to 1.0%.
The potential variability of the Company’s property and casualty insurance product reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve variability for each of the segments are discussed under Critical Accounting Estimates for Property & Casualty Insurance Product Reserves and Asbestos and Environmental Reserves. See the section entitled Property & Casualty Other Operations, Annual Reserve Reviews about the impact that the ADC retroactive reinsurance agreement with NICO may have on net reserve changes of asbestos and environmental reserves going forward.

The following table summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2017. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2017 for the indicated accident year in each row.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total
By Accident Year
2007 & Prior	$(226)	$(147)	$(158)	$166	$(18)	$9	$358	$284	$296	$75	$639
2008		(39)	1	(31)	(1)	(37)	(13)	43	(5)	8	(74)
2009			(39)	(13)	(24)	(8)	7	7	10	(12)	(72)
2010				245	3	61	(22)	16	15	16	334
2011					36	148	(4)	12	(6)	6	192
2012						19	—	(55)	(35)	(12)	(83)
2013							(98)	(43)	(29)	(33)	(203)
2014								(14)	20	(19)	(13)
2015									191	(41)	150
2016										(29)	(29)
Increase (decrease) in net reserves	$(226)	$(186)	$(196)	$367	$(4)	$192	$228	$250	$457	$(41)	$841
Accident years 2007 and Prior
The net reserve re-estimates for accident years 2006 and prior are driven mostly by increased reserves for asbestos and environmental reserves, and also for increased estimates on assumed casualty reinsurance, workers’ compensation and general liability claims.
Partially offsetting reserve increases for accident years 2007 and prior was favorable development mainly related to workers’ compensation claims, driven, in part, by state regulatory reforms in California and Florida, underwriting actions and expense reduction initiatives. Additionally, reserves for professional liability were reduced due to a lower estimate of claim severity in both directors’ and officers’ and errors and omissions insurance claims. Reserves for personal automobile liability claims were reduced largely due to improvement in emerged claim severity.
Accident years 2008 and 2009
Estimates of ultimate losses have emerged favorably for accident years 2008 and 2009 mainly related to personal automobile liability.
Accident years 2010 and 2011
Unfavorable reserve re-estimates on accident years 2010 and 2011 were primarily related to workers' compensation and commercial automobile liability. Workers' compensation loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends. Unfavorable commercial automobile liability reserve re-estimates were driven by higher frequency of large loss bodily injury claims.
Accident years 2012 and 2013
Estimates of ultimate unpaid losses were decreased for accident years 2012 and 2013 due to favorable frequency and/or medical severity trends for workers’ compensation, favorable professional liability claim emergence, and lower frequency of late emerging general liability claims for the 2012 accident year. Favorable emergence of property lines of business, including catastrophes, for the 2013 accident year, is partially offset by increased reserves in automobile liability due to increased severity of large claims.

Accident years 2014 and 2015
Reserve changes for accident years 2014 and 2015 were largely driven by unfavorable frequency and severity trends for personal and commercial automobile liability and increased severity of liability claims on package business, offset by favorable frequency and medical severity trends for workers' compensation.
Accident year 2016
Reserves were decreased for the 2016 accident year largely due to reserve decreases on short-tail lines of business, where results emerge more quickly.
Group Benefit Long-term Disability ("LTD") Reserves, Net of Reinsurance
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both outstanding reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. These reserve estimates can change over time based on facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, claim payment patterns, loss control programs and mix of business. In addition, the reserve estimates are influenced by various external factors including court decisions and economic conditions. The effects of inflation are implicitly considered in the reserving process. Long-tail claim liabilities are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The majority of Group Benefits’ reserves are for LTD claimants who are known to be disabled and are currently receiving benefits. The Company held $6,807 and $4,687 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of December 31, 2017 and 2016, respectively, with the increase from 2016 to 2017 largely due to the acquisition of Aetna's U.S. group life and disability business.

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
Estimates for incurred but not reported (IBNR) claims are made by applying completion factors to the dollar amount of claims reported or expected depending on the reporting segment. Completion factors are derived from standard actuarial techniques using triangles that display historical claim count emergence by incurral month. These estimates are reviewed for reasonableness and are adjusted for current trends and other factors expected to cause a change in claim emergence. The reserves include an estimate of unpaid claim expenses, including a provision for the cost of initial set-up of the claim once reported.
For all products, including LTD, there is a period generally ranging from two to twelve months, depending on the product and reporting segment, where emerged claims for an incurral year are not yet credible enough to be a basis for estimating reserves.  In these cases, the ultimate loss is estimated using earned premium multiplied by an expected loss ratio based on pricing assumptions of claim incidence, claim severity, and earned pricing.
Current Trends Contributing to Reserve Uncertainty
In group insurance, Long-Term Disability (LTD) has the longest pattern of loss emergence and the highest reserve amount. One significant risk to the reserve would be a slowdown in recoveries. In particular, the economic environment can affect the ability of a disabled employee to return-to-work and the length of time an employee receives disability benefits. Another significant risk is a change in benefit offsets. Often the Company pays a reduced benefit due to offsets from other income sources such as pensions or Social Security Disability Insurance (SSDI). Possible changes to the frequency, timing, or amount of offsets, such as a change in SSDI approval standards or benefit offerings, create a risk that the amount to settle open claims will exceed initial estimates. Since the monthly income benefit for a claimant is established based on the individual’s salary at the time of disability and the level of coverages and benefits provided, inflation is not considered a significant risk to the reserve estimate. Few of the Company’s LTD policies provide for cost of living adjustments to the monthly income benefit.
Impact of Key Assumptions on Reserves
The key assumptions affecting our group life and accident & health reserves include:
Discount Rate - The discount rate is the interest rate at which expected future claim cash flows are discounted to determine the present value. A higher selected discount rate results in a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to cover the discount accretion on our claim reserves which would negatively affect our profit. For each incurral year, the discount rates are estimated based on investment yields expected to be earned net of investment expenses. The incurral year is the year in which the claim is incurred and the estimated settlement pattern is determined. Once established, discount rates for each incurral year are unchanged except that LTD reserves assumed from the acquisition of Aetna's U.S. group life and disability business are all discounted using current rates as of the November 1, 2017 acquisition date. The weighted average discount rate on LTD reserves was 3.5% and 4.3% in 2017 and 2016, respectively, with the decrease from 2016 to 2017 largely due to Aetna U.S. group life and disability business LTD reserves being discounted at current rates as of the acquisition date. Had the discount rate for each incurral year been 10 basis points lower at the time they were established, our Group Benefits unpaid loss and loss adjustment expense reserves would be higher by $34, pretax, as of December 31, 2017.
Claim Termination Rates (inclusive of mortality, recoveries, and expiration of benefits) - Claim termination rates are an estimate of the rate at which claimants will cease receiving benefits during a given calendar year. Terminations result from a number of factors, including death, recoveries and expiration of benefits. The probability that benefits will terminate in each future month for each claim is estimated using a predictive model that uses past Company experience, contract provisions, job characteristics and other claimant-specific characteristics such as diagnosis, time since disability began, and age. Actual claim termination experience will vary from period to period. Over the past 10 years, claim termination rates for a single incurral year have generally increased and have ranged from 7% below to 8% above current assumptions over that time period.  For a single recent incurral year (such as 2017), a one percent decrease in our assumption for LTD claim termination rates would increase our reserves by $7. For all incurral years combined, as of December 31, 2017, a one percent decrease in our assumption for our LTD claim termination rates would increase our Group Benefits unpaid losses and loss adjustment expense reserves by $20.

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
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated include Small Commercial within the Commercial Lines segment, Group Benefits, Personal Lines and Mutual Funds.
The carrying value of goodwill is $1,290 as of December 31, 2017 and is comprised of $38 for Small Commercial, $272 for Mutual Funds, $861 for Group Benefits and $119 for Personal Lines.
The annual goodwill assessment for the Small Commercial, Mutual Funds, Group Benefits and Personal Lines reporting units was completed as of October 31, 2017, and resulted in no write-downs of goodwill for the year ended December 31, 2017. All reporting units passed the first step of the annual impairment test with a significant margin. For information regarding the 2016 and 2015 impairment tests see Note 10 -Goodwill & Other Intangible Assets of Notes to Consolidated Financial Statements.
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
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and certain tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2017, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of December 31, 2017 and December 31, 2016, the Company had no valuation allowance. The reduction in the valuation allowance in 2016 stems primarily from taxable gains on the

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

termination of derivatives during the period. The Company had no capital loss carryovers as of December 31, 2017. As a result of the Tax Cuts and Jobs Act ("Tax Reform") enacted by the federal government on December 22, 2017, the Company reclassified AMT credits of $790, net of a sequestration fee payable, from deferred taxes to a current income tax receivable since the law allows for the refund of AMT credits over time but no later than 2022. For additional information about Tax Reform, see Note - 16, Income Taxes of Notes to Consolidated Financial Statements.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	2017	2016	2015
Written premiums	$6,956	$6,732	$6,625
Change in unearned premium reserve	91	81	114
Earned premiums	6,865	6,651	6,511
Fee income	37	39	40
Losses and loss adjustment expenses
Current accident year before catastrophes	3,961	3,766	3,712
Current accident year catastrophes [1]	383	200	121
Prior accident year development [1]	(22)	28	53
Total losses and loss adjustment expenses	4,322	3,994	3,886
Amortization of DAC	1,009	973	951
Underwriting expenses	1,348	1,230	1,218
Dividends to policyholders	35	15	17
Underwriting gain	188	478	479
Net servicing income	1	2	2
Net investment income [2]	949	917	910
Net realized capital gains (losses) [2]	103	13	(6)
Other income (expenses)	1	(1)	2
Income from continuing operations before income taxes	1,242	1,409	1,387
Income tax expense [3]	377	415	403
Income from continuing operations, net of tax	865	994	984
Income from discontinued operations, net of tax	—	—	7
Net income	$865	$994	$991

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Total Property and Casualty Insurance Product Reserves Development.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[3]
2017 includes $25 of income tax expense primarily from reducing net deferred tax assets due to the reduction in the corporate Federal income tax rate from 35% to 21%. For further discussion, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

Premium Measures [1]

	2017	2016	2015
New business premium	$1,183	$1,140	$1,121
Standard commercial lines policy count retention	84%	84%	84%
Standard commercial lines renewal written price increase	3.2%	2.2%	2.2%
Standard commercial lines renewal earned price increase	2.9%	2.3%	3.5%
Standard commercial lines policies in-force as of end of period (in thousands)	1,338	1,346	1,325

[1]	Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude middle market programs and livestock lines of business.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	2017	2016	2015
Loss and loss adjustment expense ratio
Current accident year before catastrophes	57.7	56.6	57.0
Current accident year catastrophes	5.6	3.0	1.9
Prior accident year development	(0.3)	0.4	0.8
Total loss and loss adjustment expense ratio	63.0	60.1	59.7
Expense ratio	33.8	32.5	32.7
Policyholder dividend ratio	0.5	0.2	0.3
Combined ratio	97.3	92.8	92.6
Current accident year catastrophes and prior year development	5.3	3.4	2.7
Underlying combined ratio	92.0	89.4	90.0
2018 Outlook
The Company expects higher Commercial Lines written premiums in 2018, driven by increases across Small Commercial, Middle Market and Specialty Commercial, reflecting a mix of expected continued economic growth, distribution expansion, and the effect of competitive conditions on written pricing. Management expects the written premium increases will be driven by higher new business, partially offset by lower renewal premium. In workers’ compensation, market conditions are expected to put downward pressure on rates and increase competition for new business.  In auto, profit improvement initiatives will drive lower retention, partially offset by higher written pricing. Pricing varies significantly by product line with mid-single digit pricing increases expected in property and general liability and higher written pricing increases expected in commercial automobile. In workers’ compensation, given favorable profitability trends, rates are expected to be flat to declining.
The Company expects the Commercial Lines combined ratio will be between approximately 93.0 and 95.5 for 2018, compared to 97.3 in 2017, largely due to higher catastrophe losses incurred in 2017. The underlying combined ratio is expected to decrease slightly due to the effect of continued earned pricing increases and moderate average claim severity, but the improvement is subject to changes in market pricing and loss cost trends. Current accident year catastrophes are assumed to be 2.6 points of the combined ratio in 2018 compared to 5.6 points in 2017.
Net Income

Year ended December 31, 2017 compared to the year ended December 31, 2016
Net income decreased in 2017 due to a lower underwriting gain, partially offset by increases in net investment income and net realized capital gains. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).
Year ended December 31, 2016 compared to the year ended December 31, 2015
Net income increased in 2016 primarily due to a shift to net realized capital gains in the current year from net realized capital losses in the prior year and higher net investment income.
Underwriting Gain
Year ended December 31, 2017 compared to the year ended December 31, 2016
Underwriting gain decreased in 2017 primarily due to higher catastrophe losses and higher underwriting expenses largely driven by an increase in variable incentive compensation and higher IT costs. Also contributing to the decrease were higher current accident year loss costs for workers’ compensation, general liability and non-catastrophe property, offset by the effect of earned premium growth and a change from unfavorable prior accident year development in 2016 to favorable development in 2017.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015
Underwriting gain decreased slightly driven by higher losses and loss adjustment expenses and higher underwriting expenses, partially offset by earned premium growth.
Earned Premiums

[1]	Other of $46, $42, and $34 for 2017, 2016, and 2015, respectively, is included in the total.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Earned premiums increased in 2017 reflecting written premium growth over the preceding twelve months.
Written premiums increased in 2017 primarily due to growth in Small Commercial.

•
Small Commercial written premium growth for 2017 was primarily due to higher renewal premium driven by renewal written price increases and growth from the acquisition of Maxum, partially offset by lower new business premium, excluding Maxum, and the effect of lower policy retention.

•	Middle Market written premiums in 2017 were up modestly as higher new and renewal premium was partially offset by modestly higher property reinsurance costs.

•	Specialty Commercial written premiums in 2017 were up slightly as growth in Bond was largely offset by new business declines in National Accounts.

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
Loss and LAE Ratio before Catastrophes and Prior Accident Year Development

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016
Loss and LAE ratio before catastrophes and prior accident year development increased in 2017, primarily due to a higher loss and loss adjustment expense ratio in both workers' compensation and general liability, as well as higher commercial property losses in Middle Market. The workers’ compensation current accident year loss ratio deteriorated from 2016 to 2017 as increases in average claim severity outpaced the effect of earned pricing and a modest reduction in loss cost frequency.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Loss and LAE ratio before catastrophes and prior accident year development decreased in 2016, as compared to the prior year period, primarily due to a lower loss and loss adjustment expense ratio in workers' compensation, driven by favorable frequency, partially offset by a higher loss and loss adjustment expense ratio in commercial automobile, driven by elevated frequency and severity.
Catastrophes and Prior Accident Year Development

Year ended December 31, 2017 compared to the year ended December 31, 2016
Current accident year catastrophe losses for 2017 were primarily from hurricanes Harvey and Irma as well as from wind and hail events in the Midwest, Texas and Colorado. Catastrophe losses for 2016 were primarily due to wind and hail events and winter storms across various U.S. geographic regions.
Prior accident year development was favorable in 2017 compared to unfavorable prior accident year development in 2016. Net reserve decreases for 2017 were primarily related to reduced loss reserve estimates for workers' compensation and small commercial package business, partially offset by reserves increases for bond.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Current accident year catastrophe losses totaled $200, before tax, in 2016, compared to $121, before tax, in 2015. Catastrophe losses for both years were primarily due to wind and hail events and winter storms across various U.S. geographic regions.
Prior accident year development of $28, before tax, was unfavorable in 2016, compared to unfavorable prior accident year development of $53, before tax, in 2015. Net reserve increases in 2016 were primarily related to package business, general liability and commercial automobile liability, largely offset by a decrease in reserves for workers’ compensation, professional liability and uncollectible reinsurance.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	2017	2016	2015
Written premiums	$3,561	$3,837	$3,918
Change in unearned premium reserve	(129)	(61)	45
Earned premiums	3,690	3,898	3,873
Fee income	44	39	37
Losses and loss adjustment expenses
Current accident year before catastrophes	2,584	2,808	2,578
Current accident year catastrophes [1]	453	216	211
Prior accident year development [1]	(37)	151	(21)
Total losses and loss adjustment expenses	3,000	3,175	2,768
Amortization of DAC	309	348	359
Underwriting expenses	581	603	665
Underwriting (Loss) Gain	(156)	(189)	118
Net servicing income [2]	16	20	22
Net investment income [3]	141	135	128
Net realized capital gains [3]	15	2	4
Other income [4]	1	—	15
Income (loss) before income taxes	17	(32)	287
Income tax expense (benefit) [5]	26	(23)	88
Net (loss) income	$(9)	$(9)	$199

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Total Property and Casualty Insurance Product Reserves Development.

[2]	Includes servicing revenues of $85, $86, and $86 for 2017, 2016, and 2015, respectively and includes servicing expenses of $69, $66, and $64 for 2017, 2016, and 2015, respectively.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

[4]	Includes a benefit of $17, before tax, for the year ended December 31, 2015, from the resolution of litigation.

[5]
2017 includes $33 of income tax expense primarily from reducing net deferred tax assets due to the reduction in the corporate Federal income tax rate from 35% to 21%. For further discussion, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

Written and Earned Premiums

Written Premiums	2017	2016	2015
Product Line
Automobile	$2,497	$2,694	$2,721
Homeowners	1,064	1,143	1,197
Total	$3,561	$3,837	$3,918
Earned Premiums
Product Line
Automobile	$2,584	$2,720	$2,671
Homeowners	1,106	1,178	1,202
Total	$3,690	$3,898	$3,873

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	2017	2016	2015
Policies in-force end of period (in thousands)
Automobile	1,702	1,965	2,062
Homeowners	1,038	1,176	1,272
New business written premium
Automobile	$152	$311	$422
Homeowners	$44	$74	$110
Policy count retention
Automobile	81%	84%	84%
Homeowners	83%	84%	85%
Renewal written price increase
Automobile	11.0%	7.6%	5.7%
Homeowners	8.9%	8.0%	7.0%
Renewal earned price increase
Automobile	9.6%	6.3%	5.1%
Homeowners	8.5%	7.6%	6.8%
Underwriting Ratios

	2017	2016	2015
Loss and loss adjustment expense ratio
Current accident year before catastrophes	70.0	72.0	66.6
Current accident year catastrophes	12.3	5.5	5.4
Prior accident year development	(1.0)	3.9	(0.5)
Total loss and loss adjustment expense ratio	81.3	81.5	71.5
Expense ratio	22.9	23.4	25.5
Combined ratio	104.2	104.8	97.0
Current accident year catastrophes and prior year development	11.3	9.4	4.9
Underlying combined ratio	93.0	95.4	92.0
Product Combined Ratios

	2017	2016	2015
Automobile
Combined ratio	101.6	111.6	99.4
Underlying combined ratio	99.7	103.9	99.0
Homeowners
Combined ratio	110.4	89.3	92.1
Underlying combined ratio	77.1	75.9	76.8
2018 Outlook
In 2018, the Company expects the rate of pricing increases for automobile and homeowners across the industry to decrease slightly, as loss cost trends have moderated. Accordingly, the Company expects written pricing increases in 2018 for both automobile and homeowners to be in the high single-digits, slightly below written pricing increases for 2017. Management expects continued automobile profitability improvement in 2018 as loss cost frequency and severity have moderated and the book of business continues to benefit from earned pricing increases. While the Company will continue to execute on multiple profitability improvement initiatives in personal automobile in 2018, the Company also plans to drive new business growth in select states, particularly in the direct channel. Due to those actions, the Company expects a low-single digit decline in Personal Lines written premiums in 2018, with AARP direct premiums expected to be flat to slightly higher and AARP agency and other agency premium expected to decline.
The Company expects the combined ratio for Personal Lines will be between approximately 96.0 and 98.0 for 2018 compared to 104.2 in 2017, primarily due to lower current accident year catastrophes and continued improvement in the underlying automobile loss ratio. Current accident year catastrophes are

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

assumed to be 5.6 points of the combined ratio in 2018 compared to 12.3 points in 2017. For automobile, we expect that management actions, including the effect of earned pricing, will exceed an expected increase in loss cost severity and higher direct marketing expenses, resulting in a lower underlying combined ratio. The underlying combined ratio for homeowners is expected to remain relatively flat in 2018, driven by earned pricing increases, offset by increased average claim severity and higher expenses.
Net (Loss) Income
Year ended December 31, 2017 compared to the year ended December 31, 2016
Net loss in 2017 was unchanged from 2016 as lower underwriting loss and higher net realized capital gains was offset by $33 of income tax expense arising primarily from the reduction of net deferred tax assets due to the enactment of lower Federal income tax rates.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Net loss in 2016 compared to net income in 2015 primarily due to a change from underwriting gain to underwriting loss.
Underwriting (Loss) Gain

Year ended December 31, 2017 compared to the year ended December 31, 2016
Underwriting loss decreased in 2017 primarily due a change from unfavorable prior accident year development in 2016 to favorable development in 2017 and lower current accident year loss costs in both auto and homeowners, partially offset by higher current accident year catastrophe losses. The decrease in underwriting expenses was primarily due to lower marketing and operations costs, partially offset by higher variable incentive compensation and the decrease in DAC amortization was driven primarily by lower Agency commissions.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Underwriting loss in 2016 compared to an underwriting gain in 2015 primarily due to an increase in automobile liability loss costs, with higher current accident year loss and loss adjustment expenses and more unfavorable prior accident year reserve development, principally related to the 2015 accident year. The increase in automobile loss costs was partially offset by lower direct marketing expenses.
Earned Premiums
Year ended December 31, 2017 compared to the year ended December 31, 2016
Earned premiums decreased in 2017, reflecting a decline in written premium over the prior six to twelve months in the Other Agency channel and, to a lesser extent, in AARP Direct.
Written premiums decreased in 2017 in AARP Direct and both Agency channels primarily due to a decline in new business and lower policy count retention in both automobile and homeowners partially offset by the effect of renewal written price increases.
Renewal written pricing increases were higher in 2017 in both automobile and home, as the Company increased rates to improve profitability.
Policy count retention decreased in 2017 in both automobile and homeowners, driven in part by renewal written pricing increases.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Policies in-force decreased in 2017 in both automobile and homeowners, driven by low new business and low policy count retention.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Earned premiums increased in 2016 reflecting written premium growth in 2015 over the prior six to twelve months.
Written premiums decreased in 2016 primarily due a decline in new business in both automobile and homeowners, partially offset by higher premium retention in automobile, driven by higher written pricing increases.
Renewal written pricing increased in both automobile and home as the Company increased rates to improve profitability.
Policy count retention for homeowners was lower in 2015 driven in part by renewal written pricing increases.
Loss and Loss Adjustment Expense Ratio before Catastrophes and Prior Accident Year Development
Year ended December 31, 2017 compared to the year ended December 31, 2016
Loss and loss adjustment expense ratio before catastrophes and prior accident year development decreased in 2017, primarily as a result of lower automobile liability and auto physical damage frequency and lower non-catastrophe weather-related homeowners losses and the effect of earned pricing increases.

Year ended December 31, 2016 compared to the year ended December 31, 2015
Loss and loss adjustment expense ratio before catastrophes and prior accident year development increased primarily as a result of higher automobile liability frequency and severity, partially offset by the effect of increases in earned pricing.
Catastrophes and Prior Accident Year Development
Year ended December 31, 2017 compared to the year ended December 31, 2016
Current accident year catastrophe losses for 2017 were primarily due to hurricanes Harvey and Irma and wildfires in California as well as multiple wind and hail events across various U.S. geographic regions, concentrated in Texas, Colorado, the Midwest and the Southeast. Catastrophe losses for 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in the Midwest and central plains.
Prior accident year development was favorable for 2017 compared to unfavorable prior accident year development for 2016. Net reserves decreased in 2017 primarily due to decreases in reserves for prior accident year catastrophes and homeowners.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015
Current accident year catastrophe losses of $216, before tax, in 2016 increased compared to $211, before tax, in 2015. Catastrophe losses in 2016 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in the Midwest and central plains. Catastrophe losses in 2015 were primarily due to wildfires in California and multiple events (wind and hail primarily) across various U.S. geographic regions.

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

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	2017	2016	2015
Written premiums	$—	$(1)	$35
Change in unearned premium reserve	—	(1)	3
Earned premiums	—	—	32
Losses and loss adjustment expenses
Current accident year	—	—	25
Prior accident year development [1]	18	278	218
Total losses and loss adjustment expenses	18	278	243
Underwriting expenses	14	19	32
Underwriting loss	(32)	(297)	(243)
Net investment income [2]	106	127	133
Net realized capital gains (losses) [2]	14	(70)	3
Loss on reinsurance transaction	—	650	—
Other income	5	6	7
Income (loss) before income taxes	93	(884)	(100)
Income tax expense (benefit)	24	(355)	(47)
Net income (loss)	$69	$(529)	$(53)
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Total Property and Casualty Insurance Product Reserves Development.
[2]For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)
Year ended December 31, 2017 compared to the year ended December 31, 2016
Net income (loss) improved from a net loss of $529 to net income of $69 primarily due to losses in 2016, including a loss on reinsurance transaction for premium paid to NICO covering adverse reserve development of asbestos and environmental reserves after 2016, as well adverse development in 2016 due to the second quarter study of asbestos and environmental reserves.
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

Pre-tax Charge for Asbestos and Environmental Reserve Increases
Year ended December 31, 2017 compared to the year ended December 31, 2016
Asbestos Reserves were virtually unchanged in 2017 as a $183 increase in estimated reserves before NICO reinsurance was offset by $183 of losses recoverable under the NICO treaty. The increase in reserves before NICO reinsurance was primarily due to mesothelioma claim filings not declining as expected, unfavorable developments in coverage law in some jurisdictions and continued filings in specific, adverse jurisdictions. An increased share of adverse development from the fourth quarter review is from umbrella and excess policies in the 1981-1985 policy years.
Environmental Reserves were unchanged in 2017 as a $102 increase in estimated reserves before NICO reinsurance was offset by $102 of loss recoverable under the NICO treaty. The increase in reserves before NICO reinsurance was primarily due to increased clean-up costs and liability shares associated with Superfund sites and sediment in waterways, as well as adverse legal rulings, most notably from jurisdictions in the Pacific Northwest.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations
Operating Summary

	2017 [1]	2016	2015
Premiums and other considerations	$3,677	$3,223	$3,136
Net investment income [2]	381	366	371
Net realized capital gains (losses) [2]	34	45	(11)
Total revenues	4,092	3,634	3,496
Benefits, losses and loss adjustment expenses	2,803	2,514	2,427
Amortization of DAC	33	31	31
Insurance operating costs and other expenses	915	776	788
Amortization of Other Intangible Assets	9	—	—
Total benefits, losses and expenses	3,760	3,321	3,246
Income before income taxes	332	313	250
Income tax expense [3]	38	83	63
Net income	$294	$230	$187

[1]
The Results of Operations related to 2017 include two months of results from Aetna's U.S. group life and disability business due to the acquisition that occurred on November 1, 2017. For discussion of the acquisition, see Note 2 - Business Acquisitions.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).

[3]
2017 includes $52 of income tax benefit primarily from reducing net deferred tax liabilities due to the reduction in the corporate Federal income tax rate from 35% to 21%. For discussion of income taxes, see Note 16 - Income Taxes of Notes to the Consolidated Financial Statements.

Premiums and Other Considerations

	2017	2016	2015
Fully insured — ongoing premiums	$3,571	$3,142	$3,068
Buyout premiums	15	6	1
Fee income	91	75	67
Total premiums and other considerations	$3,677	$3,223	$3,136
Fully insured ongoing sales, excluding buyouts	$449	$450	$467
Ratios, Excluding Buyouts

	2017	2016	2015
Group disability loss ratio	76.5%	81.4%	81.6%
Group life loss ratio	76.7%	75.7%	74.7%
Total loss ratio	76.1%	78.0%	77.4%
Expense ratio	25.7%	25.1%	26.1%
Margin

	2017	2016	2015
Net income margin	7.2%	6.3%	5.4%
Less: Net realized capital gains (losses) excluded from core earnings, after tax	0.4%	0.6%	(0.2)%
Less: Integration and transaction costs associated with acquired business, after tax	(0.3)%	—%	—%
Less: Income tax benefit	1.3%	—%	—%
Core earnings margin	5.8%	5.7%	5.6%
2018 Outlook
The Company expects Group Benefits fully insured ongoing premiums to increase significantly in 2018 due to the acquisition of Aetna's U.S. group life and disability business in November

2017. Excluding the impact of the acquisition, the Company expects a mid-single digit percentage increase in fully insured ongoing premiums in 2018 due, in part, to growth in national accounts, sales of voluntary products and the addition of a new Paid Family Leave product. The segment’s net income is expected

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

to decline slightly in 2018 as additional earnings from the acquired business will be offset by the fact that 2017 included a $52 million tax benefit associated with Tax Reform. Expected net income for 2018 is in the range of $275 to $295 million. Management expects that the 2018 core earnings margin, which does not include the effect of net realized capital gains (losses) or integration and transaction costs associated with the acquired business, will be down slightly from 5.8% in 2017 as strong returns from limited partnerships and strong long term disability recoveries in 2017 are not expected to repeat in 2018.
Net Income
Year ended December 31, 2017 compared to the year ended December 31, 2016
Net income increased in 2017 compared to 2016, primarily due to $52 of income tax benefits arising primarily from the reduction of net deferred tax liabilities due to the enactment of lower Federal income tax rates. In addition, net income increased as a result of growth in premiums and other considerations and a lower group disability loss ratio, partially offset by an increase in insurance operating costs and other expenses due, in part, to higher variable incentive compensation as well as integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business. Insurance operating costs and other expenses in 2017 also included state guaranty fund assessments of $20 before tax related to the liquidation of a life and health insurance company. The acquisition of Aetna's U.S. group life and disability business, which closed on November 1, 2017, did not have a material impact on results in 2017.
Insurance operating costs and other expenses increased 18%, primarily due to the inclusion of two months of expenses for the acquired Aetna's U.S. group life and disability business, state guaranty fund assessments of $20 before tax related to the liquidation of a life and health insurance company and an increase in variable incentive compensation.
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
Fully Insured Ongoing Premiums
Year ended December 31, 2017 compared to the year ended December 31, 2016
Fully insured ongoing premiums increased in 2017, in part, because it included two months of premiums for the acquired Aetna's U.S. group life and disability business. Excluding the impact of the acquisition, fully insured ongoing premiums increased 3% due to sales, strong persistency and modest group disability pricing increases.
Fully insured ongoing sales, excluding buyouts were essentially flat to prior year reflecting higher group disability sales offset by lower group life and other sales.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Fully insured ongoing premiums increased 2% due to strong persistency and pricing increases.
Fully insured ongoing sales, excluding buyouts decreased 4% in 2016, reflecting lower disability sales.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios

Year ended December 31, 2017 compared to the year ended December 31, 2016
Total loss ratio decreased 1.9 points, primarily due to a lower group disability loss ratio. The group disability loss ratio decreased 4.9 points, driven by continued improvements in incidence trends, higher recoveries and modest pricing increases. The group life loss ratio increased 1.0 points, primarily driven by favorable changes in reserve estimates of 1.3 points in 2016 partially offset by favorable mortality in the current year.

Expense ratio increased 0.6 points primarily due to state guaranty fund assessments related to the liquidation of a life and health insurance company, an increase in variable incentive compensation and amortization of intangible assets recorded in connection with the acquisition of Aetna's U.S. group life and disability business. Integration and transaction costs of $17 in 2017 related to the acquisition are not included in the expense ratio.
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

MUTUAL FUNDS
Results of Operations
Operating Summary

	2017	2016	2015
Fee income and other revenue	$804	$701	$723
Net investment income	3	1	1
Total revenues	807	702	724
Amortization of DAC	21	24	22
Operating costs and other expenses	617	557	568
Total benefits, losses and expenses	638	581	590
Income before income taxes	169	121	134
Income tax expense [2]	63	43	48
Net income	$106	$78	$86
Daily Average Total Mutual Funds segment AUM	$107,593	$92,042	$94,687
Return on Assets ("ROA") [1]	9.9	8.5	9.1
Less: Effect of income tax expense	(0.3)	—	—
Return on Assets ("ROA"), core earnings [1]	10.2	8.5	9.1

[1]	Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

[2]
2017 includes $4 of income tax expense primarily from reducing net deferred tax assets due to the reduction in the corporate Federal income tax rate from 35% to 21%. For further discussion, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Mutual Funds Segment AUM

	2017	2016	2015
Mutual Fund AUM - beginning of period	$81,298	$74,413	$73,035
Sales	23,654	19,135	17,527
Redemptions	(20,409)	(20,055)	(16,036)
Net Flows	3,245	(920)	1,491
Change in market value and other [1]	14,067	7,805	(113)
Mutual Fund AUM - end of period	98,610	81,298	74,413
Exchange-Traded Products AUM [2]	480	209
Mutual Funds segment AUM	99,090	81,507	74,413
Life and annuity run-off business	16,260	16,010	17,549
Total Mutual Funds segment AUM	$115,350	$97,517	$91,962

[1]	Other includes AUM from adoption of ten U.S. mutual funds with aggregate AUM of approximately $3.0 billion (as of October 2016) from Schroder Investment Management North America Inc.

[2]	Includes AUM of approximately $200 acquired upon acquisition in July 2016 of Lattice Strategies, LLC and subsequent net flows and change in market value.
Mutual Fund AUM by Asset Class

	2017	2016	2015
Equity	$63,740	$50,826	$47,369
Fixed Income	14,401	13,301	12,625
Multi-Strategy Investments	20,469	17,171	14,419
Mutual Fund AUM	$98,610	$81,298	$74,413
2018 Outlook
The Company expects to increase sales in 2018 from a diversified lineup of mutual funds and ETPs. Assuming markets continue to grow, the Company expects assets under management and earnings growth in 2018 provided the Company continues delivering strong fund performance and generates positive net flows. The growth in assets under management and earnings will be partially offset by the continued run off of the life and annuity business held for sale. After the sale of the life and annuity run-off business, which is expected to close by June 30, 2018, the Mutual Funds segment expects to continue to manage the mutual fund assets of that business.

Net Income
Year ended December 31, 2017 compared to the year ended December 31, 2016
Net income increased in 2017 due to higher investment management fees resulting from higher daily average AUM levels driven in part by the addition of Schroders' funds in late 2016, as well as a reduction in estimated state income tax expense, partially offset by higher variable costs including sub-advisory and distribution and service expenses.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Net income decreased in 2016, compared to the prior year period, primarily due to lower investment management fees as a result of lower daily average AUM combined with transaction

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

costs of approximately of $3 associated with the acquisition of Lattice Strategies, LLC and the adoption of ten Schroders' funds during 2016. Daily average AUM decreased primarily due to market volatility early in the year and the continued run off of AUM related to the life and annuity run-off business held for sale.
Total Mutual Funds Segment AUM

Year ended December 31, 2017 compared to the year ended December 31, 2016
Total Mutual Funds segment AUM increased in 2017 primarily due to positive net flows and market appreciation, partially offset by the continued run off of AUM related to the life and annuity run-off business held for sale.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Total Mutual Funds segment AUM increased in 2016 primarily due to market appreciation and the adoption of 10 Schroders' funds partially offset by net outflows and the continued run off of AUM related to the life and annuity run-off business held for sale.

CORPORATE
Results of Operations
Operating Summary

	2017	2016	2015
Fee income	$4	$3	$9
Net investment income	23	31	18
Net realized capital gains (losses)	(1)	(100)	(2)
Total revenues	26	(66)	25
Benefits, losses and loss adjustment expenses [1]	31	—	—
Insurance operating costs and other expenses	59	87	118
Pension Settlement	750	—	—
Loss on extinguishment of debt [2]	—	—	21
Interest expense [2]	316	327	346
Restructuring and other costs	—	—	20
Total benefits, losses and expenses	1,156	414	505
(Loss) before income taxes	(1,130)	(480)	(480)
Income tax expense (benefit) [3]	457	(329)	(266)
Loss from continuing operations, net of tax	(1,587)	(151)	(214)
(Loss) income from discontinued operations,net of tax	(2,869)	283	486
Net (loss) income	$(4,456)	$132	$272

[1]	Represents benefits expense on life and annuity business retained by the Company.

[2]	For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.

[3]
2017 includes $867 of income tax expense primarily from reducing net deferred tax assets due to the reduction in the corporate Federal income tax rate from 35% to 21%. For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net (Loss) Income
Year ended December 31, 2017 compared to the year ended December 31, 2016
Net loss increased primarily due to a $3.3 billion estimated loss on sale of the life and annuity run-off business, $867 of income tax expense arising primarily from the reduction of net deferred tax assets due to the enactment of lower Federal income tax rates and a $488 after-tax pension settlement charge.
Insurance operating costs and other expenses decreased in 2017 largely due to lower centralized services costs and lower estimated state income tax expense. Upon reporting the life and annuity run-off business as discontinued operations, centralized services costs were reallocated to Corporate for all periods presented and those reallocated costs declined from 2016 to 2017 principally due to a lower allocation of IT costs.
Income (loss) from discontinued operations Income (loss) from discontinued operations decreased from income of $283 in 2016 to a net loss of $2.9 billion in 2017 with the net loss in 2017 due to a loss on sale of the Company’s life and annuity run-off business of $3.3 billion, partially offset by operating income from discontinued operations of $388. Operating income from discontinued operations increased from $283 in 2016 primarily due to lower net realized capital losses in 2017. Apart from the reduction in net realized capital losses, earnings were relatively flat as an increase in the assumption study benefit and lower interest credited were largely offset by lower net investment income and lower fee income due to the continued run-off of the variable annuity block.
Year ended December 31, 2016 compared to the year ended December 31, 2015
Net income decreased primarily due to lower income from discontinued operations, net of tax, partially offset by a decrease in insurance operating costs and other expenses, an increase in net investment income and lower interest expense. The income tax benefit of $113 associated with the investments in solar energy partnerships was offset by realized capital losses of $96. before tax, associated with the write-down of investments in solar energy partnerships.
Insurance operating costs and other expenses decreased in 2016 largely due a reduction in restructuring costs.
Income (loss) from discontinued operations Operating income from discontinued operations decreased from $486 in 2015 primarily due to lower tax benefits recognized in 2016, a write-off of DAC associated with fixed annuities, lower investment income and a reinsurance gain on disposition in 2015. In addition, the continued run-off of the variable and fixed annuity block resulted in lower fee income, partially offset by lower amortization of DAC and lower insurance operating costs and other expenses.
Interest Expense
Year ended December 31, 2017 compared to the year ended December 31, 2016
Interest expense decreased primarily due to a decrease in outstanding debt due to debt maturities and the paydown of senior notes. Since December 31, 2016, $416 of senior notes have either matured or been paid down.
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
Insurance Risk
Insurance risk is the risk of losses of both a catastrophic and non-catastrophic nature on the P&C and life products the Company has sold. Catastrophe insurance risk is the exposure arising from both natural (e.g., weather, earthquakes, wildfires, pandemics) and man-made catastrophes (e.g., terrorism, cyber-attacks) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios.
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

•
Mortality- Risk of loss from unexpected trends in insured deaths impacting timing of payouts from life insurance, personal or commercial automobile related accidents, and death of employees or executives during the course of employment, while on disability, or while collecting workers compensation benefits.

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

•	Longevity- Risk of loss from increased life expectancy trends among policyholders receiving long-term benefit payments.
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

- The estimated 250 year pre-tax probable maximum loss from earthquake events is estimated to be $982 before reinsurance and $515 net of reinsurance. [1]
- The estimated 250 year pre-tax probable maximum losses from hurricane events are estimated to be $1.6 billion before reinsurance and $777 net of reinsurance. [1]
Terrorism
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Primary Catastrophe Treaty Reinsurance Coverages as of January 1, 2018

	Effective for the period	% of layer(s) reinsurance	Per occurrence limit		Retention
Property losses arising from a single catastrophe event [1] [2]	1/1/2018 to 1/1/2019	89%	$850		$350
Property catastrophe losses from a Personal Lines Florida hurricane	6/1/2017 to 6/1/2018	90%	$102	[3]	$31
Workers compensation losses arising from a single catastrophe event [4]	1/1/2018 to 12/31/2018	80%	$350		$100

[1]	Certain aspects of our principal catastrophe treaty have terms that extend beyond the traditional one year term. While the overall treaty is placed at 89%, each layer's placement varies slightly.

[2]	$100 of the property occurrence treaty can alternatively be used as part of the Property Aggregate treaty referenced below.

[3]
The per occurrence limit on the FHCF treaty is $102 for the 6/1/2017 to 6/1/2018 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in January 2018.

[4]
In addition to the limit shown, the workers compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of a $30 per event limit in excess of a $20 retention.

In addition to the property catastrophe reinsurance coverage described in the above table, the Company has other catastrophe and working layer treaties and facultative reinsurance agreements that cover property catastrophe losses on an aggregate excess of loss and on a per risk basis. The principal property catastrophe reinsurance program and certain other reinsurance programs include a provision to reinstate limits in the event that a catastrophe loss exhausts limits on one or more layers under the treaties. In addition, covering the period from January 1, 2018 to December 31, 2018, the Company has a Property Aggregate treaty in place which provides one limit of $200 of aggregate qualifying property catastrophe losses in excess of a net retention of $825.
Reinsurance for Terrorism- For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by NBCR attacks. As such, the Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through TRIPRA to the end of 2020.
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $160 in 2018, with the threshold increasing to $200 by 2020. Under the program, in any one calendar year, the federal government would pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 82% in 2018, decreasing by 1 point annually to 80% in the year 2020. The Company's estimated deductible under the program is $1.3 billion for 2018. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Reinsurance for Asbestos and Environmental Reserve Development- Under an ADC reinsurance agreement, NICO, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”), assumes adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s net asbestos and environmental reserves recorded as of December 31, 2016. Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid for the ADC are recognized as a dollar-for-dollar offset to direct losses incurred. As of December 31, 2017, $285 of incurred asbestos and environmental losses had been ceded to NICO. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, there is a risk that cumulative adverse development of asbestos and environmental claims could ultimately exceed the $1.5 billion treaty limit in which case all adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these changes could be material to the Company’s consolidated operating results and liquidity.
Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Reinsurance Recoverables

	As of December 31,
	2017	2016
Paid loss and loss adjustment expenses	$84	$89
Unpaid loss and loss adjustment expenses	3,496	3,161
Gross reinsurance recoverables	3,580	3,250
Less: Allowance for uncollectible reinsurance	(104)	(165)
Net reinsurance recoverables [1]	$3,476	$3,085

[1]
Includes Property & Casualty Commercial Lines reinsurance recoverables of $688 and $712 as of December 31, 2017 and 2016, respectively, for structured settlements recoverables due from the Company's life and annuity run-off business now classified as held for sale. These amounts were previously eliminated in consolidation.

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

Distribution of Gross Reinsurance Recoverables

	As of December 31,
	2017		2016
Gross reinsurance recoverables [1]	$3,580		$3,250
Less: mandatory (assigned risk) pools and structured settlements [1]	(1,199)		(1,240)
Gross reinsurance recoverables excluding mandatory pools and structured settlements	$2,381		$2,010
		% of Total		% of Total
Rated A- (Excellent) or better by A.M. Best [2]	$1,836	77.1%	$1,470	73.1%
Other rated by A.M. Best	1	0.1%	1	0.1%
Total rated companies	1,837	77.2%	1,471	73.2%
Voluntary pools	37	1.5%	79	3.9%
Captives	323	13.6%	336	16.7%
Other not rated companies	184	7.7%	124	6.2%
Total	$2,381	100.0%	$2,010	100.0%

[1]
Includes Property & Casualty Commercial Lines reinsurance recoverables of $688 and $712 as of December 31, 2017 and 2016, respectively, for structured settlements recoverables due from the Company's life and annuity run-off business now classified as held for sale. These amounts were previously eliminated in consolidation.

[2]	Based on A.M. Best ratings as of December 31, 2017 and 2016, respectively.
To manage reinsurer credit risk, a reinsurance security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration, and establishes limits tiered by reinsurer credit rating.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. As indicated in the above table, 77.1% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2017.
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
Group Benefits Reinsurance Recoverables

	As of December 31,
	2017	2016
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$236	$208
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$236	$208

[1]	No allowance for uncollectible reinsurance was required as of December 31, 2017 and 2016.
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
Sources of Operational Risk Operational risk is inherent in the Company's business and functional areas. Operational risks include legal; cyber and information security; models; third party vendors; technology; operations; business continuity; disaster recovery; internal and external fraud; and compliance.
Impact Operational risk can result in financial loss, disruption of our business, regulatory actions or damage to our reputation.
Management Responsibility for day-to-day management of operational risk lies within each business unit and functional area. ERM provides an enterprise-wide view of the Company's operational risk on an aggregate basis. ERM is responsible for establishing, maintaining and communicating the framework, principles and guidelines of the Company's operational risk management program. Operational risk mitigation strategies include the following:

•	Establishing policies and monitoring risk tolerances and exceptions;

•	Conducting business risk assessments and implementing action plans where necessary;

•	Validating existing crisis management protocols;

•	Identifying and monitoring emerging risks; and

•	Purchasing insurance coverage.

Cybersecurity Risk
The Hartford has implemented an information protection program with established governance routines that promote an adaptive approach for assessing and managing risks. The Hartford has invested to build a ‘defense-in-depth’ strategy that uses multiple security measures to protect the integrity of the Company's information assets. This ‘defense-in-depth’ strategy aligns to the National Institute of Standards and Technology (NIST) Cyber Security Framework and provides preventative, detective and responsive measures that collectively protects the company. Various cyber assurance methods, including security metrics, third party security assessments, external penetration testing, red team exercises, and cyber war game exercises are used to test the effectiveness of the overall cybersecurity control environment.
The Hartford, like many other large financial services companies, blocks attempted cyber intrusions on a daily basis. In the event of a cyber intrusion, the company invokes its Cyber Incident Response Program commensurate with the nature of the intrusion. While the actual methods employed differ based on the event, our approach employs internal teams and outside advisors with specialized skills to support the response and recovery efforts and requires elevation of issues, as necessary, to senior management.
From a governance perspective, senior members of our Enterprise Risk Management, Information Protection and Internal Audit functions provide detailed, regular reports on cybersecurity matters to the Board, including the Finance, Investment, and Risk Management Committee (FIRMCo), which has principal responsibility for oversight of cybersecurity risk, and/or the Audit Committee, which oversees controls for the Company's major risk exposures. The topics covered by these updates include the company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our protection measures. FIRMCo meets at each regular Board meeting and is briefed on cyber risks at least annually.
Financial Risk
Financial risks include direct and indirect risks to the Company's financial objectives coming from events that impact market conditions or prices. Some events may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's invested assets. Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss on a U.S. GAAP, statutory, and economic basis. Exposures are actively monitored, and mitigated where appropriate. The Company uses various risk management strategies, including reinsurance and over-the-counter ("OTC") and exchange traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives are utilized to achieve one of four Company-approved objectives: hedging risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; managing liquidity; controlling transaction costs; or entering into synthetic replication transactions. Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management.

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
Credit Risk
Credit risk is the risk to earnings or capital due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms. Credit risk is comprised of three major factors: the risk of change in credit quality, or credit migration risk; the risk of default; and the risk of a change in value due to changes in credit spreads.
Sources of Credit Risk The majority of the Company’s credit risk is concentrated in its investment holdings, but it is also present in the Company’s reinsurance and insurance portfolios.
Impact A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, and potentially result in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale. Premiums receivable and reinsurance recoverables are also subject to credit risk based on the counterparty’s unwillingness or inability to pay.
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
The Company manages credit risk on an on-going basis through the use of various processes and analyses. Both the investment and reinsurance areas have formulated procedures for counterparty approvals and authorizations, which establish minimum levels of creditworthiness and financial stability. Credits considered for investment are subjected to underwriting reviews. Within the investment portfolio, private securities are subject to committee review for approval. Mitigation strategies vary across the three sources of credit risk, but may include:

•	Investing in a portfolio of high-quality and diverse securities;

•	Selling investments subject to credit risk;

•	Hedging through use of credit default swaps;

•	Clearing transactions through central clearing houses that require daily variation margin;

•	Entering into contracts only with strong creditworthy institutions

•	Requiring collateral; and

•	Non-renewing policies/contracts or reinsurance treaties.
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
As of December 31, 2017, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Consolidated Financial Statements.

Assets and Liabilities Subject to Credit Risk

Investments Essentially all of the Company's invested assets are subject to credit risk. Credit related impairments on investments were $2 and $21, in 2017 and 2016, respectively. (See the Enterprise Risk Management section of the MD&A under “Other-Than-Temporary Impairments.”)

Reinsurance recoverables Reinsurance recoverables, net of an allowance for uncollectible reinsurance, were $4,061 and $3,659, as of December 31, 2017 and 2016, respectively. (See the Enterprise Risk Management section of the MD&A under “Reinsurance as a Risk Management Strategy.”)

Premiums receivable and agents' balances Premiums receivable and agents’ balances, net of an allowance for doubtful accounts, were $3,910 and $3,730, as of December 31, 2017 and 2016, respectively. (For a discussion regarding collectibility of these balances, see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements under the section labeled “Revenue Recognition.”)

Credit Risk of Derivatives
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction.
Downgrades to the credit ratings of the Company’s insurance operating companies may have adverse implications for its use of derivatives. In some cases, downgrades may give derivative counterparties for over-the-counter derivatives and clearing brokers for OTC-cleared derivatives the right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties and clearing brokers becoming unwilling to engage in or clear additional derivatives or may require collateralization before entering into any new trades.
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
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the same business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
For the company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in three legal entities that have a threshold greater than zero. The maximum combined threshold for a single counterparty across all legal entities that use derivatives and have a threshold greater than zero is $10. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2017, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives and have a threshold greater than zero was $10. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 14 Commitments and Contingencies of Notes to Consolidated Financial Statements.
For the year ended December 31, 2017, the Company incurred no losses on derivative instruments due to counterparty default.
Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield.
Credit Risk Reduced Through Credit Derivatives
The Company uses credit derivatives to purchase credit protection with respect to a single entity or referenced index. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2017 and 2016, the notional amount related to credit derivatives that purchase credit protection was $61 and $78, respectively, while the fair value was $1 and $(1), respectively. These amounts do not include positions that are in offsetting relationships.
Credit Risk Assumed Through Credit Derivatives
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and indexes. As of December 31, 2017 and 2016, the notional amount related to credit derivatives that assume credit risk was $823 and $851, respectively, while the fair value was $3 and $6, respectively. These amounts do not include positions that are in offsetting relationships.
For further information on credit derivatives, see Note 7 Derivatives of Notes to Consolidated Financial Statements.
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
Sources of Interest Rate Risk The Company has exposure to interest rates arising from its fixed maturity securities and discount rate assumptions associated with the Company’s pension and other post retirement benefit obligations. In addition, certain product liabilities expose the Company to interest rate risk, in particular short and long-term disability claim reserves.
Impact Changes in interest rates from current levels can have both favorable and unfavorable effects for the Company.

Change in Interest Rates	Favorable Effects	Unfavorable Effects
ñ	Additional net investment income due to reinvesting at higher yields	Decrease in the fair value of the fixed income investment portfolio
Potential impact on Company's tax planning strategies and, in particular, its ability to utilize tax benefits of previously recognized realized capital losses
Higher interest expense on variable rate debt obligations
ò	Increase in the fair value of the fixed income investment portfolio	Lower net investment income due to reinvesting at lower investment yields
	Lower interest expense on variable rate debt obligations	Acceleration in paydowns and prepayments or calls of certain mortgage-backed and municipal securities
Potential increase in Mutual Funds fee income

Management The Company primarily manages its exposure to interest rate risk by constructing investment portfolios that seek to protect the firm from the economic impact associated with changes in interest rates by setting portfolio duration targets that are aligned with the duration of the liabilities that they support. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation under various market scenarios of the liabilities and their supporting investment portfolios. Key metrics that the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and the associated liabilities include duration, convexity and key rate duration.
The Company may also utilize a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or to hedge liabilities. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flows of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. As of December 31, 2017 and 2016, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $10.2 billion and $10.6 billion, respectively related to investments. The fair value of these derivatives was $(83) and $(565) as of December 31, 2017 and 2016, respectively.

Assets and Liabilities Subject to Interest Rate Risk

Fixed income investments The fair value of fixed income investments, which include fixed maturities, commercial mortgage loans, and short-term investments, was $42.5 billion and $37.2 billion at December 31, 2017 and 2016, respectively. The weighted average duration of the portfolio, including derivative instruments, was approximately 5.2 years and 5.0 years as of December 31, 2017 and 2016, respectively.

Group life and disability product liabilities The cash outflows associated with contracts issued by the Company's Group Benefits segment, primarily group life and short and long-term disability policy liabilities, are not interest rate sensitive but vary based on timing. Though the aggregate cash flow payment streams are relatively predictable, these products may rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. As of December 31, 2017 and 2016, the Company had $8,512 and $5,772, respectively of reserves for group life and disability contracts with the increase since December 31, 2016 largely due to the acquisition of Aetna's U.S. group life and disability business.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pension and other post-retirement benefit obligations The Company’s pension and other post-retirement benefit obligations are exposed to interest rate risk based upon the sensitivity of present value obligations to changes in liability discount rates. The discount rate assumption is based upon an interest rate yield curve that reflects high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. The Company is exposed to the risk of having to make additional plan contributions if the plans’ investment returns are lower than expected. (For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements.) As of December 31, 2017 and 2016, the Company had $926 and $1,106, respectively, of unfunded liabilities for pension and post-retirement benefit obligations recorded within Other Liabilities in the accompanying Balance Sheets.

Interest Rate Sensitivity
Invested Assets Supporting Group Life and Disability Reserves
Included in the following table is the before-tax change in the net economic value of contracts issued by the Company’s Group Benefits segment, primarily group life and disability, for which fixed valuation discount rate assumptions are established based upon investment returns assumed in pricing, along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of other insurance products such as automobile, property, workers' compensation and general liability insurance. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.
Interest Rate Sensitivity of Group Benefits Short and Long-term Disability Reserves and Invested Assets Supporting Them

	Change in Net Economic Value as of December 31,
	2017		2016
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$51	$(75)	$34	$(45)
The carrying value of assets supporting the liabilities related to the businesses included in the table above was $10.1 billion and $6.6 billion, as of December 31, 2017 and 2016, respectively, and included fixed maturities, commercial mortgage loans and short-term investments. The assets supporting the liabilities are monitored and managed within set duration guidelines and are evaluated on a daily basis, as well as annually, using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets not Supporting Group Life and Disability Reserves
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting group life and disability reserves which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2017 and 2016. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments.
Interest Rate Sensitivity of Invested Assets Not Supporting Group Benefits Short and Long-term Disability Reserves

	Change in Fair Value as of December 31,
	2017		2016
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$1,819	$(1,710)	$1,775	$(1,661)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $32.4 billion and $30.6 billion, as of December 31, 2017 and 2016, respectively. The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.
Equity Risk
Equity risk is the risk of financial loss due to changes in the value of global equities or equity indices.
Sources of Equity Risk The Company has exposure to equity risk from invested assets, mutual fund assets under management, and assets that support the Company’s pension and other post retirement benefit plans.
Impact Declines in equity markets may result in losses due to sales or impairments that are recognized as realized losses in earnings or in reductions in market value that are recognized as unrealized losses in accumulated other comprehensive income ("AOCI"). Beginning in 2018, changes in the market value of equity securities will be recorded within our reported earnings. Declines in equity markets may also decrease the value of limited partnerships and other alternative investments or result in losses

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

on derivatives, including on embedded product derivatives, thereby negatively impacting our reported earnings.
The Company’s mutual funds are significantly influenced by the U.S. and other equity markets. Generally, declines in equity markets will reduce the value of assets under management and the amount of fee income generated from those assets.
Increases in equity markets will generally have the inverse impact.
Management The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, and hedging of changes in equity indexes.

Assets and Liabilities Subject to Equity Risk

The investment portfolio is exposed to losses from market declines affecting equity securities, alternative assets, and limited partnerships.

Assets under management in Mutual Funds may experience lower earnings during equity market declines because fee income is earned based upon the value of assets under management.

Assets supporting pension and other post-retirement benefit plans The Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. The asset allocation mix is reviewed on a periodic basis. In order to minimize the risk, the pension plans maintain a listing of permissible and prohibited investments and impose concentration limits and investment quality requirements on permissible investment options. For further discussion of equity risk associated with the pension plans, see Note 18 Employee Benefit Plans of Notes to Consolidated Financial Statements.

Foreign Currency Exchange Risk
Foreign currency exchange risk is the risk of financial loss due to changes in the relative value between currencies.
Sources of currency risk The Company has foreign currency exchange risk in non-U.S. dollar denominated investments, which primarily consist of fixed maturity and equity investments and foreign denominated cash.
Impact Changes in relative values between currencies can create variability in cash flows and realized or unrealized gains and losses on changes in the fair value of assets and liabilities.
Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2017 and 2016, management estimates that a hypothetical 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of $10 and $11, respectively, and as of December 31, 2016 excludes the impact of the assets that transferred to held for sale related to the U.K. property and casualty run-off subsidiaries . Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
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

Assets and Liabilities Subject to Foreign Currency Exchange Risk

Non-U.S. dollar denominated fixed maturities, equities, and cash The fair values of the non-U.S. dollar denominated fixed maturities , equities and cash, excluding assets held for sale, at December 31, 2017 and 2016 were approximately $298 and $213, respectively. Included in these amounts are $128 and $116 at December 31, 2017 and 2016, respectively, related to non-U.S. dollar denominated fixed maturities, equities and cash that directly support liabilities denominated in the same currencies. The currency risk of the remaining non-U.S. dollar denominated fixed maturities and equities are hedged with foreign currency swaps. In addition, the Company holds $55 of euro-denominated cash which is hedged with foreign currency forwards.

Investment in a P&C run-off entity in the United Kingdom During 2015, the Company entered into certain foreign currency forwards to hedge the currency impacts on changes in equity of a P&C run-off entity in the United Kingdom that was sold during 2017. At December 31, 2016, the derivatives used to hedge the currency impacts had a total notional amount of $200, and a total fair value of $(2), respectively. The Company no longer held these hedges as of December 31, 2017.

Financial Risk on Statutory Capital
Statutory surplus amounts and risk-based capital (“RBC”) ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. In general, as equity market levels and interest rates decline, the amount and volatility of both our actual or potential obligation, as well as the related statutory surplus and capital margin can be materially negatively affected, sometimes at a greater than linear rate. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:

•	A decrease in the value of certain fixed-income and equity securities in our investment portfolio, due in part to credit spreads widening, may result in a decrease in statutory surplus and RBC ratios.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Decreases in the value of certain derivative instruments that do not get hedge accounting, may reduce statutory surplus and RBC ratios.

•	Non-market factors, which can also impact the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin.
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
Fixed Maturities by Credit Quality

	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$4,492	$4,536	12.3%	$4,349	$4,351	13.5%
AAA	5,864	6,072	16.4%	5,137	5,319	16.5%
AA	7,467	7,810	21.1%	6,337	6,621	20.6%
A	8,510	8,919	24.1%	6,880	7,138	22.2%
BBB	7,632	7,931	21.5%	6,748	6,881	21.4%
BB & below	1,647	1,696	4.6%	1,845	1,872	5.8%
Total fixed maturities, AFS	$35,612	$36,964	100%	$31,296	$32,182	100%
The fair value of securities increased, as compared to December 31, 2016, primarily due the transfer in of fixed maturities, AFS related to the acquisition of Aetna's U.S. group life and disability business as well as an increase in valuations due to tighter credit spreads. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type

	December 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$925	$7	$(2)	$930	2.5%	$1,229	$6	$(4)	$1,231	3.8%
Other	194	2	—	196	0.5%	156	2	—	158	0.5%
Collateralized debt obligations ("CDOs")
CLOs	1,257	3	—	1,260	3.4%	855	5	(2)	858	2.7%
Other	—	—	—	—	—%	105	13	—	118	0.4%
CMBS
Agency [1]	1,199	16	(14)	1,201	3.2%	855	16	(12)	859	2.7%
Bonds	1,726	32	(9)	1,749	4.7%	1,439	30	(14)	1,455	4.5%
Interest only (“IOs”)	379	10	(3)	386	1.0%	478	6	(8)	476	1.5%
Corporate
Basic industry	523	28	(1)	550	1.5%	420	15	(3)	432	1.3%
Capital goods	1,050	44	(4)	1,090	2.9%	676	31	(9)	698	2.2%
Consumer cyclical	857	33	(2)	888	2.4%	766	24	(7)	783	2.4%
Consumer non-cyclical	1,643	46	(7)	1,682	4.6%	1,637	47	(27)	1,657	5.1%
Energy	1,056	43	(3)	1,096	3.0%	762	32	(8)	786	2.4%
Financial services	2,722	77	(10)	2,789	7.5%	2,032	62	(17)	2,077	6.5%
Tech./comm.	1,618	87	(9)	1,696	4.6%	1,522	80	(12)	1,590	4.9%
Transportation	555	18	—	573	1.6%	372	12	(3)	381	1.2%
Utilities	2,097	110	(19)	2,188	5.9%	2,359	93	(40)	2,412	7.5%
Other	249	4	(1)	252	0.7%	157	3	(3)	157	0.5%
Foreign govt./govt. agencies	1,071	43	(4)	1,110	3.0%	827	15	(16)	826	2.6%
Municipal bonds
Taxable	537	30	(5)	562	1.5%	399	19	(14)	404	1.3%
Tax-exempt	11,206	724	(7)	11,923	32.3%	9,328	616	(51)	9,893	30.7%
RMBS
Agency	1,530	10	(4)	1,536	4.2%	1,565	17	(17)	1,565	4.9%
Non-agency	227	3	—	230	0.6%	109	3	-	112	0.3%
Alt-A	58	4	—	62	0.2%	69	-	-	69	0.2%
Sub-prime	1,170	46	—	1,216	3.3%	1,252	12	(4)	1,260	3.9%
U.S. Treasuries	1,763	46	(10)	1,799	4.9%	1,927	29	(31)	1,925	6.0%
Fixed maturities, AFS	35,612	1,466	(114)	36,964	100%	31,296	1,188	(302)	32,182	100%
Equity securities
Financial services	115	19	—	134	13.3%	134	14	-	148	15.7%
Other	792	102	(16)	878	86.7%	744	70	(17)	797	84.3%
Equity securities, AFS	907	121	(16)	1,012	100%	878	84	(17)	945	100%
Total AFS securities	$36,519	$1,587	$(130)	$37,976		$32,174	$1,272	$(319)	$33,127
Fixed maturities, FVO				$41					$211

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

The fair value of AFS securities increased, as compared with December 31, 2016, primarily due to the transfer in of fixed maturities, AFS related to the acquisition of Aetna's U.S. group life and disability business as well as an increase in valuations due to tighter credit spreads.

European Exposure
The European economy performed better than expected in 2017, propelled by resilient private consumption, stronger growth around the world and lower unemployment. While some

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

economic conditions have improved, sluggish wage growth points towards continued accommodative monetary policy throughout Europe in 2018. The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A.
As of December 31, 2017, the Company’s European investment exposure had an amortized cost and fair value of $1.9 billion and $2 billion, respectively, or 4% of total invested assets; as of December 31, 2016, amortized cost and fair value totaled $1.6 billion and $1.7 billion, respectively. The investment exposure largely relates to corporate entities which are domiciled in or generate a significant portion of their revenue within the United Kingdom, the Netherlands, Germany and Switzerland. As of both December 31, 2017 and 2016, the weighted average credit quality of European investments was A-. Entities domiciled in the United Kingdom comprise the Company's largest exposure; as of December 31, 2017 and 2016, the U.K. exposure totals less than 2% of total invested assets and largely relates to industrial and financial services corporate securities and has an average credit rating of BBB+. The majority of the European investments are U.S. dollar-denominated, and those securities that are British pound or euro-denominated are hedged to U.S. dollars. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A.
Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturities and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.
Financial Services by Credit Quality

	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$25	$26	$1	$8	$10	$2
AA	147	150	3	264	267	3
A	1,525	1,575	50	859	892	33
BBB	1,061	1,089	28	885	906	21
BB & below	79	83	4	150	150	—
Total [1]	$2,837	$2,923	$86	$2,166	$2,225	$59

[1]
Includes equity, AFS securities with an amortized cost and fair value of $115 and $134, respectively as of December 31, 2017 and an amortized cost and fair value of $134 and $148, respectively, as of December 31, 2016 included in the AFS by type table above.

The Company's investments in the financial services sector increased, as compared to December 31, 2016, due to purchases of corporate securities and the transfer in of fixed maturities, AFS related to the acquisition of Aetna's U.S. group life and disability business.
Commercial Real Estate
Through December 31, 2017, commercial real estate market conditions, including property prices, occupancies, financial conditions, transaction volume, and delinquencies, remained mostly favorable and delinquencies remained very low. In addition, the availability of credit has has been adequate to refinance loans that have come due.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS Bonds as of December 31, 2017

	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	32	32	5	6	—	—	—	—	9	9	46	47
2009	—	—	2	2	—	—	—	—	—	—	2	2
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	40	42	—	—	2	2	—	—	—	—	42	44
2012	17	18	9	9	—	—	5	5	—	—	31	32
2013	—	—	11	11	36	38	—	—	—	—	47	49
2014	284	292	36	37	43	43	4	4	5	5	372	381
2015	206	207	111	112	155	159	25	25	3	3	500	506
2016	201	200	107	107	78	81	9	9	—	—	395	397
2017	131	131	142	141	—	—	—	—	—	—	273	272
Total	$929	$941	$423	$425	$314	$323	$43	$43	$17	$17	$1,726	$1,749
Credit protection	30.8%		21.4%		14.1%		11.3%		41.0%		25.1%
Exposure to CMBS Bonds as of December 31, 2016

	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	122	126	42	42	49	49	9	9	20	21	242	247
2009	3	2	—	—	—	—	—	—	—	—	3	2
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	41	44	—	—	8	8	2	2	—	—	51	54
2012	18	19	6	6	12	12	6	5	—	—	42	42
2013	—	1	11	12	41	42	—	—	—	—	52	55
2014	285	292	41	42	42	39	1	1	—	—	369	374
2015	96	97	111	111	157	156	57	57	—	—	421	421
2016	38	38	109	108	75	76	19	19	—	—	241	241
Total	$621	$638	$320	$321	$384	$382	$94	$93	$20	$21	$1,439	$1,455
Credit protection	33.3%		23.5%		17.2%		18.1%		33.4%		25.8%

[1]	The vintage year represents the year the pool of loans was originated.
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
Commercial Mortgage Loans

	December 31, 2017			December 31, 2016
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Whole loans	$3,176	$(1)	$3,175	$2,886	$—	$2,886
Total	$3,176	$(1)	$3,175	$2,886	$—	$2,886

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During 2017, the Company funded $510 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 63% and a weighted average yield of 4.0%. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of December 31, 2017 or December 31, 2016.

Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.
Available For Sale Investments in Municipal Bonds

	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,976	$2,087	AA	$1,608	$1,685	AA
Pre-refunded [1]	1,960	2,067	AAA	1,580	1,683	AA+
Revenue
Transportation	1,638	1,790	A+	1,371	1,485	A+
Health Care	1,278	1,359	AA-	1,179	1,246	AA-
Water & Sewer	1,069	1,131	AA	978	1,025	AA
Education	1,079	1,130	AA	852	874	AA
Sales Tax	537	590	AA	510	555	AA
Leasing [2]	809	858	AA-	588	628	AA-
Power	442	478	AA-	421	451	A+
Housing	79	82	AA-	83	84	A+
Other	876	913	AA-	557	581	AA
Total Revenue	7,807	8,331	AA-	6,539	6,929	AA-
Total Municipal	$11,743	$12,485	AA	$9,727	$10,297	AA

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

As of December 31, 2017, the largest issuer concentrations were the New York Dormitory Authority, the New York City Transitional Finance Authority, and the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2016, the largest issuer concentrations were the Commonwealth of Massachusetts, the New York Dormitory Authority, the State of California, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 28% of the fair value of the Company's investment portfolio . The Company has evaluated its portfolio allocation to municipal bonds with respect to the changes in corporate income tax rates beginning in 2018, and does not expect to make significant allocation changes at this time. Tax-exempt municipal debt remains a high quality asset class with very low expected defaults and is a source of portfolio diversification. The Company will continue to actively assess the impacts of the income tax rate changes on the municipal market and may make portfolio changes over time based upon our view of the value of the sector. If we feel that value deteriorates relative to other high quality sectors, we may allow the portfolio to reduce over time as principal is repaid.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds, and private equity funds. Real estate funds consist of investments primarily in real estate joint ventures and equity funds, including some funds with public market exposure. Private equity funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential as well as limited exposure to public markets.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income

	Year Ended December 31,
	2017		2016		2015
	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$3	23.6%	$(4)	(5.5)%	$(10)	(2.6)%
Real estate funds	43	9.1%	32	7.2%	40	11.4%
Private equity funds	122	20.7%	105	17.6%	99	17.7%
Other alternative investments	6	1.6%	(5)	(1.3)%	1	0.3%
Total	$174	12.0%	$128	8.6%	$130	8.0%
Investments in Limited Partnerships and Other Alternative Investments

	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Hedge funds	$22	1.4%	$14	0.9%
Real estate funds	486	30.6%	488	32.0%
Private equity and other funds	693	43.6%	644	42.1%
Other alternative investments [1]	387	24.4%	381	25.0%
Total	$1,588	100%	$1,527	100%

[1]	Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments. This amount was previously included in hedge funds.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $130 as of December 31, 2017, and have improved $189, or 59%, from December 31, 2016, due to tighter credit spreads. As of December 31, 2017, (117) of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining (13) of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily equity securities depressed due to issuer specific deterioration, as well as securities with exposure to commercial real estate which are depressed primarily due to higher rates since the securities were purchased.

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
Unrealized Loss Aging for AFS Securities

	December 31, 2017				December 31, 2016
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	1,286	$4,315	$4,289	$(26)	977	$6,940	$6,773	$(167)
Greater than three to six months	342	1,694	1,673	(21)	819	1,269	1,196	(73)
Greater than six to nine months	157	601	594	(7)	89	294	278	(16)
Greater than nine to eleven months	89	188	183	(5)	106	282	276	(6)
Twelve months or more	652	2,040	1,969	(71)	299	1,340	1,283	(57)
Total	2,526	$8,838	$8,708	$(130)	2,290	$10,125	$9,806	$(319)

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%

	December 31, 2017				December 31, 2016
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	30	$14	$10	$(4)	44	$22	$16	$(6)
Greater than three to six months	12	10	7	(3)	25	12	8	(4)
Greater than six to nine months	—	—	—	—	11	10	7	(3)
Greater than nine to eleven months	—	—	—	—	6	1	—	(1)
Twelve months or more	47	13	7	(6)	30	12	7	(5)
Total	89	$37	$24	$(13)	116	$57	$38	$(19)

Other-than-temporary Impairments Recognized in Earnings by Security Type

	For the years ended December 31,
	2017	2016	2015
Credit Impairments
CMBS	2	1	2
Corporate	—	20	4
Equity Impairments	6	4	2
Intent-to-Sell Impairments
Corporate	—	1	25
Foreign Government	—	—	5
US Treasuries	—	1	—
Other Impairments	—	—	3
Total	$8	$27	$41
Year ended December 31, 2017
For the year ended December 31, 2017, impairments recognized in earnings were comprised of credit impairments of $2 and impairments on equity securities of $6. There were no securities that the Company intends to sell ("intent-to-sell impairments").
For the year ended December 31, 2017, credit impairments were primarily related to CMBS interest-only securities that are not expected to generate enough cash flow for the Company to recover the investment. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments. Impairments on equity securities were comprised of securities in an unrealized loss position that the Company does not expect to recover.
Non-credit impairments recognized in other comprehensive income were $7 for the year ended December 31, 2017.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations.

Year ended December 31, 2016
For the year ended December 31, 2016, impairments recognized in earnings were comprised of credit impairments of $21 primarily related to corporate securities due to changes in the financial condition of the issuer, impairments on equity securities of $4, and intent-to-sell impairments of $2.
Year ended December 31, 2015
For the year ended December 31, 2015, impairments recognized in earnings were comprised of intent-to-sell impairments of $30 and credit impairments of $6, both of which were primarily concentrated in corporate securities. Also, impairments recognized in earnings included impairments on equity securities of $2 that were in an unrealized loss position and the Company no longer believed the securities would recover in the foreseeable future, as well as $3 of other impairments.
CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available at the holding company as of December 31, 2017:

•	$1.1 billion in fixed maturities, short-term investments and cash at HFSG Holding Company

•	Borrowings available under a commercial paper program to a maximum of $1 billion. As of December 31, 2017, there was no commercial paper outstanding

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

•
A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019. No borrowings were outstanding as of December 31, 2017

Expected liquidity requirements for the next twelve months as of December 31, 2017:

•	$320 maturing debt payment due in March of 2018

•	$500 junior subordinated debt expected to be called in June of 2018

•	$295 interest on debt, of which $7 is related to debt included in liabilities held for sale

•	$362 common stockholders dividends, subject to the discretion of the Board of Directors

Equity repurchase program:

•	Authorization for equity repurchases of up to $1.3 billion for the period October 31, 2016 through December 31, 2017. Under the program, the Company repurchased 20.2 million shares in 2017 for $1,028.

•	Effective October 13, 2017, the Company suspended 2017 equity repurchases. The Company does not currently expect to authorize an equity repurchase plan in 2018.

2018 subsidiary dividend capacity:

•	The Company has dividend capacity of $1.4 billion from its property and casualty subsidiaries with $350 net dividends expected in 2018.

•	Hartford Life and Accident Insurance Company ("HLA") has no dividend capacity for 2018 and does not anticipate paying dividends to the HFSG Holding Company.

•
In connection with the announced sale of Hartford Life, Inc. (“HLI”), a holding Company, and its life and annuity operating subsidiaries, Hartford Life Insurance Company ("HLIC") expects to pay a pre-closing dividend to the Company of up to $300, subject to approval by the Connecticut Insurance Commissioner. Other intercompany transactions with HLI will be net settled prior to closing.

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
As of December 31, 2017, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.1 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payments of 6.3% Notes, due 2018 of $320 at maturity, $500 junior subordinated notes expected to be called in June 2018, interest payments on debt of approximately $295 and common stockholder dividends, subject to discretion of the Board of Directors, of approximately $362.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of December 31, 2017, there were no amounts outstanding from the HFSG Holding Company.
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
For further information regarding debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Intercompany Liquidity Agreements
On January 5, 2017, Hartford Fire Insurance Company, a subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $230 to Hartford Accident and Indemnity Company, an indirectly wholly-owned subsidiary of the Company, under the intercompany liquidity agreement. The note was issued to fund the liquidity needs associated with the $650 ceded premium paid in January 2017 for the adverse development cover with NICO. The Note was repaid on March 29, 2017. The Company has $2.0 billion available under the intercompany liquidity agreement as of December 31, 2017.
Equity
During the year ended December 31, 2017, the Company repurchased 20.2 million common shares for $1,028. Effective October 13, 2017, the Company suspended 2017 equity repurchases. The Company does not currently expect to authorize an equity repurchase plan in 2018.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For further information about equity repurchases, see Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Dividends
On February 22, 2018, The Hartford’s Board of Directors declared a quarterly dividend of $0.25 per common share payable on April 2, 2018 to common shareholders of record as of March 5, 2018. There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders. For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see "Dividends from Insurance Subsidiaries" below. For a discussion of potential limitations on the HFSG Holding Company's ability to pay dividends, see Part I, Item 1A, — Risk Factors for the risk factor "Our ability to declare and pay dividends is subject to limitations" .
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, minimum contributions are mandated in certain circumstances pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations. The Company made contributions to the U. S. qualified defined benefit pension plan of approximately $280, $300 and $100 in 2017, 2016 and 2015, respectively. No contributions were made to the other postretirement plans in 2017, 2016 and 2015. The Company’s 2017, 2016 and 2015 required minimum funding contributions were immaterial. The Company does not have a 2018 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2018. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2018 to make this determination.
Beginning in 2017, the Company began to use a full yield-curve approach in the estimation of the interest cost component of net periodic benefit costs for its qualified and non-qualified pension plans and the postretirement benefit plan. The full yield curve approach applies the specific spot rates along the yield curve that are used in its determination of the projected benefit obligation at the beginning of the year. The change was made to provide a better estimate of the interest cost component of net periodic benefit cost by better aligning projected benefit cash flows with corresponding spot rates on the yield curve rather than using a single weighted average discount rate derived from the yield curve as had been done historically.
This change did not affect the measurement of the Company's total benefit obligations as the change in the interest cost in net income is completely offset in the actuarial (gain) loss reported for the period in other comprehensive income. The change resulted in a reduction of the interest cost component of net periodic benefit cost for 2017 of $32 before tax. The discount rate used to measure interest cost during 2017 was 3.58% for the period from January 1, 2017 to June 30, 2017 and 3.37% for the period from July 1, 2017 to December 31, 2017 for the qualified pension plan, 3.55% for the non-qualified pension plan, and 3.13% for the postretirement benefit plan. Under the Company's historical estimation approach, the weighted average discount rate for the interest cost component would have been 4.22% for the period from January 1, 2017 to June 30, 2017 and 3.92% for the period from July 1, 2017 to December 31, 2017 for the qualified pension plan, 4.19% for the non-qualified pension plan and 3.97% for the postretirement benefit plan. The Company accounted for this change as a change in estimate, and accordingly, recognized the effect prospectively beginning in 2017.
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
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are domiciled or deemed commercially domiciled under applicable state insurance laws contain similar or in certain state(s) more restrictive limitations on the payment of dividends. In addition, if any dividend of a domiciled insurer exceeds the insurer's earned surplus or certain other thresholds as calculated under applicable state insurance law, the dividend requires the prior approval of the domestic regulator. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of Hartford Life, Inc. ("HLI"), the holding company of its life and annuity run-off business held for sale, and Hartford Life and Accident Insurance Company ("HLA") and other factors. Dividends paid to HFSG from HLI are subject to provisions of the Stock and Asset Purchase agreement related to the sale of HLI and its run-off life and annuity insurance business and provides for expected dividends from HLI of $300 prior to closing of the sale, subject to regulatory approval. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiary, regulatory

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

capital requirements and liquidity requirements of the individual operating company.
Total dividends received by HFSG in 2017 from its P&C insurance subsidiaries were $2.4 billion. In connection with the purchase of Aetna's U.S. group life and disability business in the fourth quarter of 2017, the P&C insurance subsidiaries received approval and paid an extraordinary dividend to the HFSG Holding Company of $1.4 billion, of which $800 was funded by approved extraordinary dividends from HLIC. The $800 of extraordinary dividends from HLIC was used to pay down principal on the intercompany note owed by Hartford Holdings, Inc. (HHI) to Hartford Fire Insurance Company. In addition, $100 of Hartford Fire Insurance Company dividends were subsequently contributed to a run-off P&C subsidiary and $63 of P&C insurance subsidiary dividends relate to principal and interest payments on an intercompany note owed by HHI to Hartford Fire Insurance Company. Accordingly, the net dividend to HFSG Holding Company for the 2017 full year from P&C insurance subsidiaries was approximately $1.5 billion.
The $800 of extraordinary dividends from HLIC were funded in part by $550 of extraordinary dividends from HLIC's indirect wholly-owned subsidiary, Hartford Life and Annuity Insurance Company ("HLAI").
Total net dividends received by HFSG from subsidiaries in 2017 were $3.1 billion, including the $1.5 billion of net dividends from P&C subsidiaries, $1.4 billion from HLIC, $188 from HLA and $75 from Mutual Funds.
2018 Dividend Capacity

•
P&C - The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. In 2018, HFSG Holding Company anticipates receiving net dividends of approximately $350 from its property and casualty insurance subsidiaries.

•	Group Benefits - Hartford Life and Accident Insurance Company ("HLA") has no dividend capacity for 2018 and does not anticipate paying dividends to the HSFG Holding Company.

•
Life and annuity run-off business - On December 4, 2017, The Hartford announced it had entered into a definitive agreement to sell its life and annuity run-off businesses to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group. Up until the anticipated close of the sale, HLIC does not have any additional dividend capacity. Prior to the expected close in 2018, HSFG Holding company anticipates receiving $300 of dividends from HLIC through HLI, subject to approval by the Connecticut Insurance Commissioner. Other intercompany transactions with HLI will be net settled prior to closing.

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
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the Securities and Exchange Commission (the “SEC”) on July 29, 2016 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
Contingent Capital Facility
The Hartford was party to a put option agreement that provided The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. On February 8, 2017, The Hartford exercised the put option resulting in the issuance of $500 in junior subordinated notes with proceeds received on February 15, 2017. Under the Put Option Agreement, The Hartford had been paying the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. Up until the Company exercised the put option, the Company held a variable interest in the Glen Meadow ABC Trust where the Company was not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust.
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
Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2017 there was no commercial paper outstanding.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of December 31, 2017, no borrowings were outstanding under the Credit Facility. As of December 31, 2017, the Company was in compliance with all financial covenants within the Credit Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2017 was $534. For this $534, the legal entities have posted collateral of $609, which is inclusive of initial margin requirements, in the normal course of business. Based on derivative market values as of December 31, 2017, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of December 31, 2017, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $10 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of December 31, 2017, the Company did not participate in any derivative relationships that would be subject to an immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
Insurance Operations
While subject to variability period to period, claim frequency and severity patterns continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A.

The principal sources of operating funds are premiums, fees earned from assets under management and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
The Company’s insurance operations consist of property and casualty insurance products (collectively referred to as “Property & Casualty Operations”) and Group Benefits.
Property & Casualty Operations
Property & Casualty Operations holds fixed maturity securities including a significant short-term investment position (securities with maturities of one year or less at the time of purchase) to meet liquidity needs.
Property & Casualty

As of
December 31, 2017
Fixed maturities	$25,601
Short-term investments	1,268
Cash	156
Less: Derivative collateral	86
Total	$26,939
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums or proceeds received through the sale of invested assets. A sale of invested assets could result in significant realized capital losses.
Group Benefits Operations
Group Benefits operations’ total unpaid loss and loss adjustment expense reserves of $8.5 billion are supported by $12.1 billion of cash and invested assets, including assets available to meet liquidity needs as shown below.
Group Benefits Operations

As of
December 31, 2017
Fixed maturities	$10,500
Short-term investments	398
Cash	12
Less: Derivative collateral	25
Total	$10,885
Capital resources available to pay Group Benefits loss and loss adjustment expense reserves will be funded by Hartford Life and Accident Insurance Company.
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
Aggregate Contractual Obligations as of December 31, 2017

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Property and casualty obligations [1]	$24,186	$5,705	$5,730	$2,752	$9,999
Group life and disability obligations [2]	11,320	1,438	3,679	1,665	4,538
Operating lease obligations [3]	185	45	68	31	41
Long-term debt obligations [4]	9,213	586	1,374	1,187	6,066
Purchase obligations [5]	2,283	1,695	475	71	42
Other liabilities reflected on the balance sheet [6]	1,145	1,143	2	—	—
Total	$48,332	$10,612	$11,328	$5,706	$20,686

[1]	The following points are significant to understanding the cash flows estimated for obligations (gross of reinsurance) under property and casualty contracts:

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

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2017, the total property and casualty reserves in the above table are gross of a reserve discount of $410.

[2]
Estimated group life and disability obligations are based on assumptions comparable with the Company’s historical experience, modified for recent observed trends. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As of December 31, 2017, the total group life and disability obligations in the above table are gross of a reserve discount of $1.5 billion.

[3]
Includes future minimum lease payments on operating lease agreements. See Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[4]	Includes contractual principal and interest payments. See Note 13 - Debt of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[5]
Includes $989 million in commitments to purchase investments including approximately $829 of limited partnership and other alternative investments, $54 of private placements, and $106 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s Consolidated Balance Sheets. Also included in purchase obligations is $701 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[6]
Includes cash collateral of $11 which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year. Also included in other long-term liabilities are net unrecognized tax benefits of $9.

Capitalization

Capital Structure
	December 31, 2017	December 31, 2016	Change
Short-term debt (includes current maturities of long-term debt)	$320	$416	(23)%
Long-term debt	4,678	4,493	4%
Total debt	4,998	4,909	2%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	12,831	17,240	(26)%
AOCI, net of tax	663	(337)	(297)%
Total stockholders’ equity	$13,494	$16,903	(20)%
Total capitalization	$18,492	$21,812	(15)%
Debt to stockholders’ equity	37%	29%
Debt to capitalization	27%	23%

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total stockholders' equity decreased in 2017 primarily due to the net loss in 2017, share repurchases and common stockholder dividends. Total capitalization decreased $3,320, or 15%, as of December 31, 2017 compared with December 31, 2016 primarily due to the decrease in stockholders' equity.

For additional information regarding AOCI, net of tax, see Note 17 - Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) of Notes to Consolidated Financial Statements.
Cash Flow [1]

	2017	2016	2015
Net cash provided by operating activities	$2,186	$2,066	$2,756
Net cash (used for) provided by investing activities	$(1,442)	$949	$485
Net cash used for financing activities	$(979)	$(2,541)	$(3,144)
Cash — end of year	$180	$328	$143
[1] Cash activities include cash flows from Discontinued Operations; see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements for information on cash flows from Discontinued Operations.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Cash provided by operating activities increased in 2017 as compared to the prior year due, in part, to an increase in fee income received, a decrease in taxes paid and a decrease in Property & Casualty claim payments, largely offset by the $650 ceded premium paid to NICO for the asbestos and environmental adverse development cover entered into in 2016.
Cash used for investing activities in 2017 primarily relates to the acquisition of Aetna's U.S. group life and disability business for $1.4 billion (net of cash acquired), net of $222 of net proceeds from the sale of the Company's P&C U.K. run-off business. Cash provided by investing activities in 2016 primarily related to net proceeds from available-for-sale securities of $2.7 billion, partially offset by net payments for short-term investments of $1.4 billion.
Cash used for financing activities in 2017 consists primarily of net payments for deposits, transfers and withdrawals for investments and universal life products of $991, the repurchase of common shares outstanding and the payment of common stock dividends, offset by an increase in cash from securities loaned or sold under agreements to repurchase securities and issuance of debt. Cash used for financing activities in 2016 consisted primarily of repurchases of common shares outstanding of $1.3 billion, net payments for deposits, transfers and withdrawals for investments and universal life products of $782 and repayment of debt of $275.
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
The following ratings actions were announced in connection with the definitive agreement to acquire Aetna's U.S. group life and disability business:
On October 23, 2017, Moody's Investor Service affirmed the A2 insurance financial strength rating of HLA and downgraded the insurance financial strength rating of HLIC and HLAI to Baa3 from Baa2. The ratings outlook on these companies remains stable. The debt ratings of The Hartford Financial Services Group and the insurance financial strength rating of Hartford Fire Insurance Company were not affected.
On October 23, 2017, Standard & Poor’s Global Ratings affirmed it's A long-term issuer credit rating on HLA. All other ratings were not affected.
On October 23, 2017, A.M. Best commented that the credit ratings of The Hartford Financial Services Group and its

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

subsidiaries remain unchanged following The Hartford’s announcement that it had entered a definitive agreement to acquire Aetna’s U.S. group life and disability business.
The following ratings actions were announced in connection with the definitive agreement to sell Life and Annuity legal entities:
On December 4, 2017, Moody's Investors Service placed the long-term debt ratings of The Hartford Financial Services Group, Inc. (senior debt Baa2) on review for upgrade following the Company's announcement of a definitive agreement to sell its life and annuity run-off business. In the same action, Moody's has affirmed the A1 insurance financial strength ratings of Hartford's P&C's active insurance subsidiaries and the A2 insurance financial strength rating of HLA, both with stable outlooks. Moody's also placed its ratings for the life and annuity run-off business held for sale, under review for further downgrade, including HLIC and HLAI, both rated Baa3 for insurance financial strength ratings, and downgraded the senior debt rating of HLI to Ba3 from Baa2 with a continuing review for downgrade.
On December 4, 2017, S&P Global Ratings lowered its issuer credit rating on HLI to BB/B from BBB/A-2. At the same time, they lowered the issuer and financial strength ratings on HLIC and HLAI to BBB from BBB+. The above ratings were placed on CreditWatch with Negative implications. The BBB+/A-2 issuer credit rating on Hartford Financial Services Group, A+ long-term issuer and financial strength ratings on Hartford's core property and casualty operating companies, and the A long-term issuer and financial strength ratings on Hartford Life and Accident Insurance Company were unaffected by this announcement.
On December 5, 2017, A.M. Best downgraded the Financial Strength Rating to B++ (Good) from A- (Excellent) and the Long-Term Issuer Credit Ratings (Long-Term ICR) to bbb+ from a- of Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. Additionally, A.M. Best downgraded the Long-Term ICR to bbb- from bbb of HLI. Concurrently, A.M. Best has placed all credit ratings for these entities under review with developing implications. In addition, A.M. Best has indicated that the ratings of The Hartford Financial Services Group, Inc., its P&C subsidiaries, and HLA are unchanged by these rating actions.

Insurance Financial Strength Ratings as of February 21, 2018

	As of	February 21, 2018
	A.M. Best	Standard & Poor's	Moody's
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A	A	A2

Life and Annuity Legal Entities To Be Sold
Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company ratings are under review with developing implications at A.M. Best, on CreditWatch with negative implications at Standard and Poor's, and are under review for downgrade at Moody's.

Hartford Life Insurance Company	B++	BBB	Baa3
Hartford Life and Annuity Insurance Company	B++	BBB	Baa3
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB +	Baa2
Commercial paper	AMB-1	A-2	P-2
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statutory Capital

Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries	Group Benefits Insurance Subsidiary	Life and Annuity Run-Off Business	Total
U.S. statutory capital at January 1, 2017	$8,261	$1,624	$4,398	$14,283
Variable annuity surplus impacts	—	—	63	63
Statutory income (loss)	950	(1,066)	179	63
Contributions from (dividends to) parent	(1,543)	1,469	(1,397)	(1,471)
Other items	(272)	2	309	39
Net change to U.S. statutory capital	(865)	405	(846)	(1,306)
U.S. statutory capital at December 31, 2017	$7,396	$2,029	$3,552	$12,977
A portion of dividends from P&C insurance subsidiaries in 2017 was used to help fund the purchase of Aetna's U.S. group life and disability business. In connection with the acquisition, the Company paid a ceding commission of $1.38 billion which drove the 2017 statutory net loss of the Group Benefits subsidiary, HLA. To support the newly acquired business and fund the ceding commission, HLA received capital contributions of $1,650 from its parent.
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

•
The assumptions used in the determination of Life benefit reserves (i.e. for Group Benefits contracts) are prescribed under U.S. STAT, while the assumptions used under U.S. GAAP are generally the Company’s best estimates.

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

•
U.S. STAT for life insurance companies like HLA establishes a formula reserve for realized and unrealized losses due to default and equity risks associated with certain invested assets (the Asset Valuation Reserve), while U.S. GAAP does not. Also, for those realized gains and losses caused by changes in interest rates, U.S. STAT for life insurance companies defers and amortizes the gains and losses, caused by changes in interest rates, into income over the original life to maturity of the asset sold (the Interest Maintenance Reserve) while U.S. GAAP does not.

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
Risk-Based Capital
The Company's U.S. insurance companies' states of domicile impose RBC requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. On an aggregate basis, the Company's U.S. property and casualty insurance companies' RBC ratio was in excess of 200% of its Company Action Level as of December 31, 2017 and 2016. The RBC ratios for the Company's group benefits insurance operating subsidiary (HLA) was in excess of 300% of its Company Action Level as of December 31, 2017 and 2016. The RBC ratio of the Company's held for sale life

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

insurance and annuity run-off entities was in excess of 300% of its respective Company Action Levels as of December 31, 2017 and 2016. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising, or promotional activities.
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
Legislative and Regulatory Developments
Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act") It is unclear whether the Administration and Congress will seek to amend or alter the ongoing operation of the Affordable Care Act ("ACA"). If such actions were to occur, they may have an impact on various aspects of our business, including our insurance businesses. It is unclear what an amended ACA would entail, and to what extent there may be a transition period for the phase out of the ACA. The impact to The Hartford as an employer would be consistent with other large employers. The Hartford’s core business does not involve the issuance of health insurance, and we have not observed any material impacts on the Company’s workers’

compensation business or group benefits business from the enactment of the ACA. We will continue to monitor the impact of the ACA and any reforms on consumer, broker and medical provider behavior for leading indicators of changes in medical costs or loss payments primarily on the Company's workers' compensation and disability liabilities.
United States Department of Labor Fiduciary Rule On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a final regulation expanding the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. While implementation of the rule was to be phased in, the DOL has since delayed those dates. Based on comments received, the DOL has delayed the transition period to July 1, 2019. DOL intends to continue coordination with the SEC and other regulators, including state insurance regulators.
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
Tax Reform At the end of 2017, Congress passed and the president signed, the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), which enacted significant reforms to the U.S. tax code. The major areas of interest to the company include the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. We continue to analyze Tax Reform for other potential impacts. The U.S. Treasury and IRS will develop guidance implementing Tax Reform, and Congress may consider additional technical corrections to the legislation. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I.
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

Part II - Item 9A. Controls and Procedures

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2017.
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
As discussed in Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements, the Company acquired Aetna's U.S. group life and disability business on November 1, 2017. The Company is currently in the process of assessing the internal controls over financial reporting associated with this acquired business. At December 31, 2017, the acquisition accounted for approximately 2.4% of consolidated assets and 2.2% of consolidated revenue. As a result of the timing of this acquisition, we have excluded this business from the annual assessment of our internal control over financial reporting for the year ended December 31, 2017.
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2017 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2017.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Hartford, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Aetna's U.S. group life and disability business, which was acquired on November 1, 2017 and whose financial statements constitutes 2.4% of total assets and 2.2% of revenues of the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at the acquired business.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 23, 2018

Part III - Item 10. Directors, and Executive Officers and Corporate Governance of the Hartford

Item 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2018 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters”, “Director Nominees" and "Section (16)(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
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
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company as of February 15, 2018:

Name	Age	Position with The Hartford and Business Experience For the Past Five Years
William A. Bloom	54	Executive Vice President of Operations and Technology (August 2014 - present); President of Global Client Services, EXL (July 2010-July 2014)
Beth A. Bombara	50	Executive Vice President and Chief Financial Officer (July 2014-present); President of Talcott Resolution (July 2012-July 2014)
Kathy Bromage	60	Chief Marketing and Communications Officer (June 2015-present); Senior Vice President of Strategy and Marketing, Small Commercial and Senior Vice President of Brand Marketing (July 2012-June 2015)
James E. Davey	53	Executive Vice President and President of The Hartford Mutual Funds (2010-present)
Doug Elliot	57	President (July 2014-present); Executive Vice President and President of Commercial Lines (April 2011-July 2014)
Martha Gervasi	56	Executive Vice President, Human Resources (May 2012-present)
Brion Johnson	58	President of Talcott Resolution (July 2014-present); Executive Vice President, Chief Investment Officer (May 2012-Present)
Scott R. Lewis	55	Senior Vice President and Controller (May 2013-present); Senior Vice President and Chief Financial Officer, Personal Lines (2009-May 2013)
Robert Paiano	56	Executive Vice President and Chief Risk Officer (June 2017-Present); Senior Vice President & Treasurer (July 2010-May 2017)
David C. Robinson	52
Executive Vice President and General Counsel (June 2015-present); Senior Vice President and Director of Commercial Markets Law (August 2014-May 2015); Senior Vice President and Head of Enterprise Transformation, Strategy and Corporate Development (April 2012-August 2014)

John Wilcox	52	Chief Strategy and Ventures Officer (September 2016-present); President and Chief Operating Officer, Risk Strategies Company (June 2012-September 2016)

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
Equity Compensation Plan Information
The following table provides information as of December 31, 2017 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan") (collectively the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”). On May 21, 2014, the shareholders of the Company approved the 2014 Stock Plan, which superseded the earlier plans. Pursuant to the provisions of the 2014 Stock Plan, no additional shares may be issued from the 2010 Stock Plan. To the extent that any awards under the 2005 Stock Plan and the 2010 Stock Plan are forfeited, terminated, surrendered, exchanged, expire unexercised or are settled in cash in lieu of stock (including to effect tax withholding) or for the issuance of a lesser number of shares than the number of shares subject to the award, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2014 Stock Plan and such shares shall be added to the total number of shares available under the 2014 Stock Plan. For a description of the 2014 Stock Plan and the ESPP, see Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	10,383,348	$37.25	12,915,416
Equity compensation plans not approved by stockholders	—	—	—
Total	10,383,348	$37.25	12,915,416

[1]
The amount shown in this column includes 5,212,045 outstanding options awarded under the 2005 Stock Plan and the 2010 Stock Plan. The amount shown in this column includes 4,444,226 outstanding restricted stock units and 795,044 outstanding performance shares at 100% of target (which excludes 353,087 shares that vested on December 31, 2017, related to the 2015-2017 performance period) as of December 31, 2017 under the 2010 Stock Plan and the 2014 Stock Plan. The maximum number of performance shares that could be awarded is 1,590,088 (200% of target) if the Company achieved the highest performance level. Under the 2010 and 2014 Stock Plans, no more than 500,000 shares in the aggregate can be earned by an individual employee with respect to restricted stock unit and performance share awards made in a single calendar year.  As a result, the number of shares ultimately distributed to an employee with respect to awards made in the same year will be reduced, if necessary, so that the number does not exceed this limit.

[2]	The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.

[3]
Of these shares, 4,517,632 remain available for purchase under the ESPP as of December 31, 2017. 8,397,784 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2014 Stock Plan as of December 31, 2017.

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
Hartford, Connecticut
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the consolidated financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 23, 2018

We have served as the Company’s auditor since 2002.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2017	2016	2015
Revenues
Earned premiums	$14,141	$13,697	$13,485
Fee income	980	857	876
Net investment income	1,603	1,577	1,561
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(15)	(35)	(47)
OTTI losses recognized in other comprehensive income	7	8	6
Net OTTI losses recognized in earnings	(8)	(27)	(41)
Other net realized capital gains (losses)	173	(83)	29
Total net realized capital gains (losses)	165	(110)	(12)
Other revenues	85	86	87
Total revenues	16,974	16,107	15,997
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	10,174	9,961	9,325
Amortization of deferred policy acquisition costs ("DAC")	1,372	1,377	1,364
Insurance operating costs and other expenses	4,375	3,341	3,459
Loss on extinguishment of debt	—	—	21
Loss on reinsurance transaction	—	650	—
Interest expense	316	327	346
Amortization of other intangible assets	14	4	4
Total benefits, losses and expenses	16,251	15,660	14,519
Income from continuing operations before income taxes	723	447	1,478
Income tax expense (benefit)	985	(166)	289
(Loss) Income from continuing operations, net of tax	(262)	613	1,189
(Loss) income from discontinued operations, net of tax	(2,869)	283	493
Net (loss) income	$(3,131)	$896	$1,682
(Loss) income from continuing operations, net of tax, per common share
Basic	$(0.72)	$1.58	$2.86
Diluted	$(0.72)	$1.55	$2.80
Net (loss) income per common share
Basic	$(8.61)	$2.31	$4.05
Diluted	$(8.61)	$2.27	$3.96
Cash dividends declared per common share	$0.94	$0.86	$0.78
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(In millions)	2017	2016	2015
Net (loss) income	$(3,131)	$896	$1,682
Other comprehensive income (loss):
Changes in net unrealized gain on securities	655	(3)	(1,091)
Changes in OTTI losses recognized in other comprehensive income	—	4	(2)
Changes in net gain on cash flow hedging instruments	(58)	(54)	(20)
Changes in foreign currency translation adjustments	28	61	(47)
Changes in pension and other postretirement plan adjustments	375	(16)	(97)
OCI, net of tax	1,000	(8)	(1,257)
Comprehensive (loss) income	$(2,131)	$888	$425
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share and per share data)	2017	2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $35,612 and $31,296)	$36,964	$32,182
Fixed maturities, at fair value using the fair value option	41	211
Equity securities, available-for-sale, at fair value (cost of $907 and $878)	1,012	945
Mortgage loans (net of allowances for loan losses of $1 and $0)	3,175	2,886
Limited partnerships and other alternative investments	1,588	1,527
Other investments	96	111
Short-term investments	2,270	1,895
Total investments	45,146	39,757
Cash (includes variable interest entity assets, at fair value, of $0 and $5)	180	328
Premiums receivable and agents’ balances, net	3,910	3,730
Reinsurance recoverables, net	4,061	3,659
Deferred policy acquisition costs	650	645
Deferred income taxes, net	1,164	2,999
Goodwill	1,290	567
Property and equipment, net	1,034	991
Other intangible assets	659	44
Other assets	2,230	2,836
Assets held for sale	164,936	169,020
Total assets	$225,260	$224,576
Liabilities
Unpaid losses and loss adjustment expenses	$32,287	$28,317
Reserve for future policy benefits	713	322
Other policyholder funds and benefits payable	816	602
Unearned premiums	5,322	5,392
Short-term debt	320	416
Long-term debt	4,678	4,494
Other liabilities (includes variable interest entity liabilities of $0 and $5)	5,188	4,596
Liabilities held for sale	162,442	163,534
Total liabilities	211,766	207,673
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 and 402,923,222 shares issued	4	4
Additional paid-in capital	4,379	5,247
Retained earnings	9,642	13,114
Treasury stock, at cost — 28,088,186 and 28,974,069 shares	(1,194)	(1,125)
Accumulated other comprehensive income (loss), net of tax	663	(337)
Total stockholders' equity	13,494	16,903
Total liabilities and stockholders’ equity	$225,260	$224,576
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(In millions, except for share data)	2017	2016	2015
Common Stock	$4	$4	$5
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	5,247	8,973	9,123
Issuance of shares under incentive and stock compensation plans	(76)	(143)	(165)
Stock-based compensation plans expense	104	74	78
Tax benefit on employee stock options and share-based awards	—	5	27
Issuance of shares for warrant exercise	(67)	(16)	(90)
Treasury stock retired	(829)	(3,646)	—
Additional Paid-in Capital, end of period	4,379	5,247	8,973
Retained Earnings
Retained Earnings, beginning of period	13,114	12,550	11,191
Net (loss) income	(3,131)	896	1,682
Dividends declared on common stock	(341)	(332)	(323)
Retained Earnings, end of period	9,642	13,114	12,550
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,125)	(3,557)	(2,527)
Treasury stock acquired	(1,028)	(1,330)	(1,250)
Treasury stock retired	829	3,647	—
Issuance of shares under incentive and stock compensation plans	100	153	184
Net shares acquired related to employee incentive and stock compensation plans	(37)	(54)	(54)
Issuance of shares for warrant exercise	67	16	90
Treasury Stock, at cost, end of period	(1,194)	(1,125)	(3,557)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(337)	(329)	928
Total other comprehensive income (loss)	1,000	(8)	(1,257)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	663	(337)	(329)
Total Stockholders’ Equity	$13,494	$16,903	$17,642

Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	373,949	401,821	424,416
Treasury stock acquired	(20,218)	(30,782)	(28,431)
Issuance of shares under incentive and stock compensation plans	2,301	3,766	4,877
Return of shares under incentive and stock compensation plans to treasury stock	(747)	(1,243)	(1,311)
Issuance of shares for warrant exercise	1,550	387	2,270
Common Shares Outstanding, end of period	356,835	373,949	401,821
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2017	2016	2015
Operating Activities
Net income (loss)	$(3,131)	$896	$1,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net realized capital (gains) losses	(111)	187	156
Amortization of deferred policy acquisition costs	1,417	1,523	1,502
Additions to deferred policy acquisition costs	(1,383)	(1,390)	(1,390)
Depreciation and amortization	399	398	373
Pension settlement expense	747	—	—
Loss on extinguishment of debt	—	—	21
Loss (gain) on sale of business	3,257	81	(6)
Other operating activities, net	408	178	153
Change in assets and liabilities:
(Increase) decrease in reinsurance recoverables	(935)	272	176
Increase (decrease) in accrued and deferred income taxes	170	(250)	363
Impact of tax reform on accrued and deferred income taxes	877	—	—
Increase in unpaid losses and loss adjustment expenses, reserve for future policy benefits, and unearned premiums	1,648	322	275
Net change in other assets and other liabilities	(1,177)	(151)	(549)
Net cash provided by operating activities	2,186	2,066	2,756
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	31,646	24,486	25,946
Fixed maturities, fair value option	148	238	181
Equity securities, available-for-sale	810	709	1,319
Mortgage loans	734	647	792
Partnerships	274	779	624
Payments for the purchase of:
Fixed maturities, available-for-sale	(30,923)	(21,844)	(27,744)
Fixed maturities, fair value option	—	(94)	(251)
Equity securities, available-for-sale	(638)	(662)	(1,454)
Mortgage loans	(1,096)	(717)	(870)
Partnerships	(509)	(441)	(620)
Net payments for derivatives	(314)	(247)	(173)
Net additions to property and equipment	(250)	(224)	(307)
Net (payments for) proceeds from short-term investments	(144)	(1,377)	3,071
Other investing activities, net	21	(129)	(29)
Proceeds from businesses sold, net of cash transferred	222	—	—
Amounts paid for business acquired, net of cash acquired	(1,423)	(175)	—
Net cash (used for) provided by investing activities	(1,442)	949	485
Financing Activities
Deposits and other additions to investment and universal life-type contracts	4,602	4,186	4,718
Withdrawals and other deductions from investment and universal life-type contracts	(13,562)	(14,790)	(17,085)
Net transfers from separate accounts related to investment and universal life-type contracts	7,969	9,822	11,046
Repayments at maturity or settlement of consumer notes	(13)	(17)	(33)
Net increase in securities loaned or sold under agreements to repurchase	1,320	188	507
Repayment of debt	(416)	(275)	(773)
Proceeds from the issuance of debt	500	—	—
Net (return) issuance of shares under incentive and stock compensation plans	(10)	9	42
Treasury stock acquired	(1,028)	(1,330)	(1,250)
Dividends paid on common stock	(341)	(334)	(316)
Net cash used for financing activities	(979)	(2,541)	(3,144)
Foreign exchange rate effect on cash	70	(40)	(48)
Net (decrease) increase in cash, including cash classified as assets held for sale	(165)	434	49
Less: Net (decrease) increase in cash classified as assets held for sale	(17)	249	47
Net (decrease) increase in cash	(148)	185	2
Cash — beginning of period	328	143	141
Cash — end of period	$180	$328	$143
Supplemental Disclosure of Cash Flow Information
Income tax received (paid)	$6	$(130)	$80
Interest paid	$322	$336	$361
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
On December 3, 2017, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, entered into a definitive agreement to sell all of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company, and its life and annuity operating subsidiaries.
On November 1, 2017, Hartford Life and Accident Insurance Company (HLA), a wholly owned subsidiary of the Company, completed the acquisition of Aetna's U.S. group life and disability business through a reinsurance transaction.
On May 10, 2017, the Company completed the sale of its United Kingdom ("U.K.") property and casualty run-off subsidiaries.
On July 29, 2016, the Company completed the acquisition of Northern Homelands Company, the holding company of Maxum Specialty Insurance Group (collectively "Maxum"). On July 29, 2016, the Company completed the acquisition of Lattice Strategies LLC ("Lattice").
For further discussion of these transactions, see Note 2 - Business Acquisitions and Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
Consolidation
The Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., and entities in which the Company directly or indirectly has a controlling financial interest. Entities in which the Company has significant influence over the operating and financing decisions but does not control, are reported using the equity method. All intercompany transactions and balances between The Hartford and its subsidiaries and affiliates that are not held for sale have been eliminated .
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
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In particular:
With respect to the Consolidated Statement of Operations:

•	Billing installment fees that were previously reflected as an offset to insurance operating costs and other expenses are now classified as fee income.

•	Flood servicing business has been realigned from specialty commercial within the Commercial Lines reporting segment to the Personal Lines reporting segment.

•	Amortization of other intangible assets has been reclassified out of insurance operating costs and other expenses.
With respect to the Consolidated Balance Sheets:

•	Assets and liabilities associated with the Company's life and annuity run-off business are now classified as assets and liabilities held for sale.

•
Unpaid losses and loss adjustment expenses and reinsurance recoverables for structured settlements reserves and recoverables due from the Company's life and annuity run-off business now classified as held for sale have been reclassified into the Company's P&C commercial lines business. Annuities purchased from the Company's life and annuity run-off business are recognized as reinsurance recoverables in cases where the Company has not obtained a release from the claimant. These amounts were previously eliminated in consolidation.

•	Policy loans have been reclassified to other investments.

•	Other intangible assets have been reclassified out of other assets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Adoption of New Accounting Standards
Stock Compensation
On January 1, 2017 the Company adopted new stock compensation guidance issued by the Financial Accounting Standards Board ("FASB") on a prospective basis. The updated guidance requires the excess tax benefit or tax deficiency on vesting or settlement of stock-based awards to be recognized in earnings as an income tax benefit or expense, respectively, instead of as an adjustment to additional paid-in capital. The new guidance also requires the related cash flows to be presented in operating activities instead of in financing activities. The amount of excess tax benefit or tax deficiency realized on vesting or settlement of awards depends upon the difference between the market value of awards at vesting or settlement and the grant date fair value recognized through compensation expense. The excess tax benefit or tax deficiency is a discrete item in the reporting period in which it occurs and is not considered in determining the annual estimated effective tax rate for interim reporting. The excess tax benefit recognized in earnings for the year ended December 31, 2017 was $15, and the excess tax benefit recognized in additional paid-in capital for the years ended December 31, 2016 and 2015 was $5 and $27, respectively.
Future Adoption of New Accounting Standards
Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings
In February, the FASB issued new accounting guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment.  Under U.S. GAAP the Company recorded the total effect of the change in enacted tax rates on deferred tax balances in the income tax expense component of net income.  The new accounting guidance permits the Company to reclassify the “stranded” tax effects out of AOCI and into retained earnings that resulted from recording the tax effects of unrealized investment gains, unrecognized actuarial losses on pension and other postretirement benefit plans, and cumulative translation adjustments at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. The Company will adopt the new guidance as of January 1, 2018. As a result of the reclassification, on January 1, 2018, the Company will reduce the estimated loss on sale recorded in income from discontinued operations by $193, net of tax, for the increase in AOCI related to the assets held for sale. The reduction in the loss on sale will result in a corresponding increase in assets held for sale and AOCI as of January 1, 2018 and the AOCI associated with assets held for sale will be removed from the balance sheet when the sale closes.

Additionally, as of January 1, 2018, the Company will reclassify $105 of stranded tax effects related to continuing operations which will have the effect of reducing AOCI and increasing retained earnings.
Hedging Activities
The FASB issued updated guidance on hedge accounting. The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness will be reported in the same income statement line with the effective hedge results and the hedged transaction. For cash flow hedges, the ineffectiveness will be recognized in earnings only when the hedged transaction affects earnings; otherwise, the ineffectiveness gains or losses will remain in AOCI. Under current accounting, total hedge ineffectiveness is reported separately in realized gains and losses apart from the hedged transaction. The updated guidance is effective January 1, 2019 through a cumulative effect adjustment that will reclassify cumulative ineffectiveness on open cash flow hedges from retained earnings to AOCI. Early adoption is permitted as of the beginning of a year. The Company has not yet determined the timing for adoption or estimated the effect on the Company’s financial statements.
Goodwill
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
Financial Instruments - Credit Losses
The FASB issued updated guidance for recognition and measurement of credit losses on financial instruments. The new guidance will replace the “incurred loss” approach with an “expected loss” model for recognizing credit losses for instruments carried at other than fair value, which will initially result in the recognition of greater allowances for losses. The allowance will be an estimate of credit losses expected over the life of debt instruments, such as mortgage loans, reinsurance recoverables and receivables. Credit losses on fixed maturities available-for-sale (“AFS”) carried at fair value will continue to be measured like other-than-temporary impairments ("OTTI"); however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on fixed maturities AFS cannot cause the net carrying value to be below fair value and, therefore, it is possible that future increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance also requires purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. The guidance is effective January 1, 2020, through a cumulative-effect adjustment to retained earnings for the change in the allowance for credit losses for debt instruments carried at other than fair value. No allowance will be recognized at adoption for fixed maturities AFS; rather, their cost basis will be evaluated for an allowance for credit losses prospectively. The Company expects to adopt the updated guidance January 1, 2020, as required, although earlier adoption is permitted as of January 1, 2019. The Company has not yet determined the effect on the Company’s consolidated financial statements and the ultimate impact of the adoption will depend on the composition of the debt instruments and market conditions at the adoption date. Significant implementation matters yet to be addressed include estimating lifetime expected losses on debt instruments carried at other than fair value, determining the impact of valuation allowances on net investment income from fixed maturities AFS, updating our investment accounting system functionality to maintain adjustable valuation allowance on fixed maturities, AFS, subject to a fair value floor, and developing a detailed implementation plan.
Leases
The FASB issued updated guidance on lease accounting. Under the new guidance, lessees with operating leases will be required to recognize a liability for the present value of future minimum lease payments with a corresponding asset for the right of use of the property. Under existing guidance, future minimum lease payments on operating leases are commitments that are not recognized as liabilities on the balance sheet. The updated guidance is to be adopted effective January 1, 2019 through a cumulative effect adjustment to retained earnings for the earliest period presented, with early application permitted. Leases will be classified as financing or operating leases. Where the lease is economically similar to a purchase because The Hartford obtains control of the underlying asset, the lease will be a financing lease and the Company will recognize amortization of the right of use asset and interest expense on the liability. Where the lease provides The Hartford with only the right to control the use of the underlying asset over the lease term and the lease term is greater than one year, the lease will be an operating lease and the lease costs will be recognized as rental expense over the lease term on a straight-line basis. Leases with a term of one year or less will also be expensed over the lease term but will not be recognized on the balance sheet. The Company will adopt the new lease guidance effective January 1, 2019, and is currently evaluating the potential impact of the new guidance to the consolidated financial statements and the method of adoption. We do not expect a material impact to the consolidated financial statements; however, it is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date.
Financial Instruments- Recognition and Measurement
The FASB issued updated guidance for the recognition and measurement of financial instruments. The new guidance will require investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. The new guidance will also require a deferred tax asset resulting from net unrealized losses on available-for-sale fixed maturities that are recognized in AOCI to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under existing guidance, the Company measures investments in equity securities, AFS at fair value with changes in fair value reported in other comprehensive income. As required, the Company will adopt the guidance effective January 1, 2018 through a cumulative effect adjustment to retained earnings. Early adoption is not allowed. The impact to the Company will be increased volatility in net income beginning in 2018. Any difference in the evaluation of deferred tax assets may also affect stockholders' equity. Cash flows will not be affected. The impact will depend on the composition of the Company’s investment portfolio in the future and changes in fair value of the Company’s investments. As of January 1, 2018, the Company will reclassify from AOCI to retained earnings net unrealized gains of $83, after tax, related to equity securities, AFS having a fair value of $1.0 billion. Had the new accounting guidance been in place since the beginning of 2017, the Company would have recognized mark-to-market gains of $25 after-tax in net income for the year ended December 31, 2017.
Revenue Recognition
The FASB issued updated guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to receive in exchange for those goods or services, and this accounting guidance is similar to current accounting for many transactions. This guidance is effective retrospectively on January 1, 2018, with a choice of restating prior periods or recognizing a cumulative effect for contracts in place as of the adoption date. Upon adoption on January 1, 2018, the Company will present fee income within the Mutual Funds segment gross of related distribution costs that are currently netted against revenues.  Distribution costs of $188, $184, and $190 for the years ended December 31, 2017, 2016 and 2015, respectively, will be reclassified from fee income to insurance operating costs and other expenses. The adoption will not have a material effect on the Company’s financial position, cash flows or net income.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Revenue Recognition
Property and casualty insurance premiums are earned on a pro rata basis over the policy period and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The Company charges off any balances that are determined to be uncollectible. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the Consolidated Balance Sheets was $132 and $137 as of December 31, 2017 and 2016, respectively.
Group life, disability and accident premiums are generally both due from policyholders and recognized as revenue on a pro rata basis over the period of the contracts.
The Company provides investment management, administrative and distribution services to mutual funds and exchange-traded products. The Company earns fees, primarily based on the average daily net asset values of the mutual funds and exchange-traded products, which are recorded as fee income in the period in which the services are provided. Commission fees are based on the sale proceeds and recognized at the time of the transaction. Transfer agent fees are assessed as a charge per account and recognized as fee income in the period in which the services are provided.
Other revenues primarily consists of servicing revenues which are recognized as services are performed.
Dividends to Policyholders
Policyholder dividends are paid to certain property and casualty policyholders. Policies that receive dividends are referred to as participating policies. Participating dividends to policyholders are accrued and reported in insurance operating costs and other expenses and other liabilities using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.
Net written premiums for participating property and casualty insurance policies represented 10%, 9% and 10% of total net written premiums for the years ended December 31, 2017, 2016 and 2015, respectively. Participating dividends to property and casualty policyholders were $35, $15 and $17 for the years ended December 31, 2017, 2016 and 2015, respectively.
There were no additional amounts of income allocated to participating policyholders.
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, redeemable preferred stock and commercial paper. Most of these investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as available-for-sale ("AFS") and are carried at fair value. The after-tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of AOCI. Effective January 1, 2018, equity securities will be measured at fair value with any changes in valuation reported in net income. For further information, see Financial Instruments - Recognition and Measurement discussion above. Fixed maturities for which the Company elected the fair value option are classified as FVO, generally certain securities that contain embedded credit derivatives, are carried at fair value with changes in value recorded in realized capital gains and losses. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and are primarily accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds on a one-month delay. Accordingly, income for the years ended December 31, 2017, 2016, and 2015 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivative instruments which are carried at fair value.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in fixed maturities and equity securities FVO, and derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes as well as ineffectiveness on derivatives that qualify for hedge accounting treatment. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies as discussed in Note 6 - Investments of Notes to Consolidated Financial Statements. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future prepayments using the retrospective method; however, if these investments are impaired and for certain other asset-backed securities, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings; however, for a portion of those investments, the Company used investment fund accounting applied to a wholly-owned fund of funds which was liquidated during 2016. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2017, 2016 and 2015.
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
Interest rate and credit default swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Generally, little to no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.
Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike interest rate or falls below the floor strike interest rate, applied to a notional principal amount. A premium payment determined at inception is made by the purchaser of the contract and no principal payments are exchanged.
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
The Company clears certain interest rate swap and credit default swap derivative transactions through central clearing houses. OTC-cleared derivatives require initial collateral at the inception of the trade in the form of cash or highly liquid securities, such as U.S. Treasuries and government agency investments. Central clearing houses also require additional cash as variation margin based on daily market value movements. For information on collateral, see the derivative collateral arrangements section in Note 7 - Derivatives of Notes to Consolidated Financial Statements. In addition, OTC-cleared transactions include price alignment amounts either received or paid on the variation margin, which are reflected in realized capital gains and losses or, if characterized as interest, in net investment income.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a hedge of a net investment in a foreign operation (“net investment” hedge) or (4) held for other investment and/or risk management purposes, which primarily involve managing asset or liability related risks and do not qualify for hedge accounting. The Company currently does not designate any derivatives as fair value or net investment hedges.
Cash Flow Hedges - Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, including foreign-currency cash flow hedges, are recorded in AOCI and are

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded. Cash flows from cash flow hedges are presented in the same category as the cash flows from the items being hedged in the Consolidated Statement of Cash Flows.
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
When cash flow hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings.
In other situations in which hedge accounting is discontinued, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are reclassified into earnings when earnings are impacted by the hedged item.
Embedded Derivatives
The Company purchases investments that contain embedded derivative instruments. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.
Credit Risk
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company generally requires that OTC derivative contracts, other than certain forward contracts, be governed by International Swaps and Derivatives Association ("ISDA") agreements which are structured by legal entity and by counterparty, and permit right of offset. Some agreements require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. OTC-cleared derivatives are governed by clearing house rules. Transactions cleared through a central clearing house reduce risk

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

due to their ability to require daily variation margin and act as an independent valuation source. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations.
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
Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e. risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting, and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as financing transactions.
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
Goodwill
Goodwill represents the excess of the cost to acquire a business over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations, including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital required to support the business, future business growth, earnings projections and assets under management for certain reporting units and the weighted average cost of capital used for purposes of discounting. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease, increasing the possibility of impairments.
Intangible Assets
Acquired intangible assets on the Consolidated Balance Sheets include purchased customer and agency or other distribution relationships and licenses measured at fair value at acquisition. The Company amortizes finite-lived other intangible assets over their useful lives generally on a straight-line basis over the period of expected benefit, ranging from 1 to 15 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Indefinite-lived intangible assets are not subject to amortization. Intangible assets are assessed for impairment

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

generally when events or circumstances indicate a potential impairment and at least annually for indefinite-lived intangibles. If the carrying amount is not recoverable from undiscounted cash flows, the impairment is measured as the difference between the carrying amount and fair value.
Property and Equipment
Property and equipment which includes capitalized software is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $2.6 billion and $2.5 billion as of December 31, 2017 and 2016, respectively. Depreciation expense was $197, $186, and $164 for the years ended December 31, 2017, 2016 and 2015, respectively.
Unpaid Losses and Loss Adjustment Expenses
For property and casualty and group life and disability insurance products, the Company establishes reserves for unpaid losses and loss adjustment expenses to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported ("IBNR"), and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The effects of inflation are implicitly considered in the reserving process. A number of complex factors influence the uncertainties involved with the reserving process including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated losses and loss adjustment expense reserves by reserve line within the various reporting segments. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Most of the Company’s property and casualty insurance products reserves are not discounted. However, the Company has discounted to present value certain reserves for indemnity payments that are due to permanently disabled claimants under workers’ compensation policies because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The discount rate is based on the risk free rate for the expected claim duration as determined in the year the claims were incurred. The Company also has discounted liabilities for structured settlement agreements that provide fixed periodic payments to claimants. These structured settlements include annuities purchased to fund unpaid losses for permanently disabled claimants. Most of the annuities have been issued by the life and annuity run-off business held for sale and the annuity obligations are now included as part of liabilities held for sale, recognized at present value. Upon classifying the life and annuity run-off business as held-for-sale, the Company increased property & casualty reinsurance recoverables and unpaid losses and loss adjustment expenses for annuities issued by the life and annuity run-off business to fund structured settlement payments where the claimant has not released the Company of its obligation totaling $688 and $712 as of December 31, 2017 and 2016, respectively. These structured settlement liabilities were discounted to present value using an average interest rate of 6.70% in 2017 and 6.69% in 2016.
Group life and disability contracts with long-tail claim liabilities are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The discount rates are estimated based on investment yields expected to be earned on the cash flows net of investment expenses and expected credit losses. The Company establishes discount rates for these reserves in the year the claims are incurred (the incurral year) which is when the estimated settlement pattern is determined. The discount rate for life and disability reserves acquired from Aetna's U.S. group life and disability business were based on interest rates in effect at the acquisition date of November 1, 2017.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Acquisitions

Aetna Group Insurance
On November 1, 2017, The Hartford acquired Aetna's U.S. group life and disability business through a reinsurance transaction for total consideration of $1.452 billion, comprised of cash of $1.450 billion and share-based awards of $2. The acquisition enables the Company to increase its market share in the group life and disability industry.
Fair Value of Assets Acquired and Liabilities Assumed at the Acquisition Date

As of November 1, 2017
Assets
Cash and invested assets	$3,360
Premiums receivable	96
Deferred income taxes, net	56
Other intangible assets	629
Property and equipment	68
Other assets	16
Total Assets Acquired	4,225
Liabilities
Unpaid losses and loss adjustment expenses	2,833
Reserve for future policy benefits	346
Other policyholder funds and benefits payable	245
Unearned premiums	3
Other liabilities	69
Total Liabilities Assumed	3,496
Net identifiable assets acquired	729
Goodwill [1]	723
Net Assets Acquired	$1,452

[1]	Approximately $623 is deductible for income tax purposes.
Intangible Assets Recorded in Connection with the Acquisition

Asset	Amount	Estimated Useful Life
Value of in-force contracts	$23	1 year
Customer relationships	590	15 years
Marketing agreement with Aetna	16	15 years
Total	$629
The value of in-force contracts represents the estimated profits relating to the unexpired contracts in force at the acquisition date through expiry of the contracts. The value of customer relationships was estimated using net cash flows expected to come from the renewals of in-force contracts acquired less costs to service the related policies. The value of the marketing agreement with Aetna was estimated using net cash flows expected to come from incremental new business written during the three-year duration of the agreement, less costs to service the related contracts. The value for each of the identifiable intangible assets was estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of expected premiums, persistency rates, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital.
Property and equipment represents an internally developed integrated absence management software acquired that was valued based on estimated replacement cost. The software will be amortized over five years on a straight-line basis.
Unpaid losses and loss adjustment expenses acquired were recorded at estimated fair value equal to the present value of expected future unpaid loss and loss adjustment expense payments discounted using the net investment yield estimated as of the acquisition date plus a risk margin. The fair value adjustment for the risk margin will be amortized over 12 years based on the payout pattern of losses and loss expenses as estimated as of the acquisition date.
Since the acquisition date of November 1, 2017, the revenues and earnings of the business acquired have been included in the Company's Consolidated Statements of Operations in the Group Benefits reporting segment and were $370 and $(37) respectively.
The $723 of goodwill recognized is largely attributable to the acquired employee workforce, expected expense synergies, economies of scale, and tax benefits not included within the value of identifiable intangibles. Goodwill is allocated to the Company's Group Benefits reporting segment.
The Company recognized $17 of acquisition related costs for the year ended December 31, 2017. These costs are included in insurance operating costs and other expenses in the Consolidated Statement of Operations.
The acquisition date fair values of certain assets and liabilities, including insurance reserves and intangible assets, as well as the related estimated useful lives of intangibles, are provisional and are subject to revision within one year of the acquisition date. Under the terms of the agreement, a final balance sheet will be agreed to in 2018 and our estimates of fair values are pending finalization.
The following table presents supplemental unaudited pro forma amounts of revenue and net income for the Company in 2016 and 2017 as though the business was acquired on January 1, 2016. Pro forma adjustments include the revenue and earnings of the Aetna U.S. group life and disability business for each period as well as amortization of identifiable intangible assets acquired and of the fair value adjustment to acquired insurance reserves. Pro forma adjustments do not include retrospective adjustments to defer and amortize acquisition costs as would be recorded under the Company’s accounting policy.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Acquisitions (continued)

Pro Forma Results

	Revenue	Earnings
2017 Supplemental (unaudited) combined pro forma	$18,899	$(3,077)
2016 Supplemental (unaudited) combined pro forma	$18,348	$953
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

[1]
Comprised of indefinite lived intangibles of $4 related to state insurance licenses acquired and other intangibles of $7 related to agency distribution relationships of Maxum which will amortize over 10 years.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share

	For the years ended December 31,
(In millions, except for per share data)	2017	2016	2015
Earnings
(Loss) income from continuing operations, net of tax	$(262)	$613	$1,189
(Loss) income from discontinued operations, net of tax	(2,869)	283	493
Net (loss) income	$(3,131)	$896	$1,682
Shares
Weighted average common shares outstanding, basic	363.7	387.7	415.5
Dilutive effect of warrants	—	3.6	4.7
Dilutive effect of stock-based awards under compensation plans	—	3.5	5.0
Weighted average shares outstanding and dilutive potential common shares [1]	363.7	394.8	425.2
Net income per common share
Basic
(Loss) income from continuing operations, net of tax	$(0.72)	$1.58	$2.86
(Loss) income from discontinued operations, net of tax	(7.89)	0.73	1.19
Net income per common share	$(8.61)	$2.31	$4.05
Diluted
(Loss) income from continuing operations, net of tax	$(0.72)	$1.55	$2.80
(Loss) income from discontinued operations, net of tax	(7.89)	0.72	1.16
Net (loss) income per common share	$(8.61)	$2.27	$3.96

[1]	For additional information, see Note 15 - Equity and Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements.
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
As a result of the net loss from continuing operations for the year ended December 31, 2017, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of 4.3 million shares for stock compensation plans and 2.5 million shares for warrants would have been antidilutive to the earnings (loss) per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 370.5 million.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information

The Company currently conducts business principally in five reporting segments, as well as a Corporate category. The Company's revenues from continuing operations are generated primarily in the United States ("U.S."). Any foreign sourced revenue in continuing operations is immaterial.
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
Mutual Funds
Mutual Funds offers investment products for retail and retirement accounts as well as ETPs and provides investment management and administrative services such as product design, implementation and oversight. This business also includes a portion of the mutual funds which support the variable annuity products within the Company's life and annuity run-off business held for sale.
Corporate
The Company includes in the Corporate category discontinued operations of the Company's life and annuity run-off business accounted for as held for sale, reserves for structured settlement and terminal funding agreement liabilities retained, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
Financial Measures and Other Segment Information
Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, investment transfers and capital contributions. In addition, certain inter-segment transactions occur that relate to interest income on allocated surplus. Consolidated net investment income is unaffected by such transactions.
Revenues

	For the years ended December 31,
	2017	2016	2015
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$3,287	$3,187	$3,065
Liability	604	585	568
Package business	1,301	1,249	1,223
Property	604	577	638
Professional liability	246	231	222
Bond	230	218	218
Automobile	630	643	617
Total Commercial Lines [1]	6,902	6,690	6,551
Personal Lines
Automobile	2,617	2,749	2,698
Homeowners	1,117	1,188	1,212
Total Personal Lines [1] [2]	3,734	3,937	3,910
Property & Casualty Other Operations	—	—	32
Group Benefits
Group disability	1,718	1,506	1,479
Group life	1,745	1,512	1,477
Other	214	205	180
Total Group Benefits	3,677	3,223	3,136
Mutual Funds
Mutual Fund	706	601	607
Life and annuity run-off business held for sale	98	100	116
Total Mutual Funds	804	701	723
Corporate [3]	4	3	9
Total earned premiums and fee income	15,121	14,554	14,361
Total net investment income	1,603	1,577	1,561
Net realized capital gains (loss)	165	(110)	(12)
Other revenues	85	86	87
Total revenues	$16,974	$16,107	$15,997

[1]
Commercial Lines includes installment fees of $37, $39 and $40, for 2017, 2016 and 2015, respectively. Personal Lines includes installment fees of $44, $39, and $37, for 2017, 2016 and 2015, respectively.

[2]	For 2017, 2016 and 2015, AARP members accounted for earned premiums of $3.2 billion, $3.3 billion and $3.2 billion, respectively.

[3]	Includes revenues and expenses not allocated to remaining reporting segments.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

Net (Loss) Income

	For the years ended December 31,
	2017	2016	2015
Commercial Lines [1]	$865	$994	$991
Personal Lines [1]	(9)	(9)	199
Property & Casualty Other Operations	69	(529)	(53)
Group Benefits	294	230	187
Mutual Funds	106	78	86
Corporate	(4,456)	132	272
Net (loss) income	$(3,131)	$896	$1,682

[1]
For 2016 and 2015, there was a segment change which resulted in a movement from Commercial Lines to Personal Lines of $13 and $12 of net servicing income associated with our participation in the National Flood Insurance Program.

Net investment income

	For the years ended December 31,
	2017	2016	2015
Commercial Lines	$949	$917	$910
Personal Lines	141	135	128
Property & Casualty Other Operations	106	127	133
Group Benefits	381	366	371
Mutual Funds	3	1	1
Corporate	23	31	18
Net investment income	$1,603	$1,577	$1,561
Amortization of Deferred Policy Acquisition Costs

	For the years ended December 31,
	2017	2016	2015
Commercial Lines	$1,009	$973	$951
Personal Lines	309	348	359
Group Benefits	33	31	31
Mutual Funds	21	24	22
Corporate [1]	—	1	1
Total amortization of deferred policy acquisition costs	$1,372	$1,377	$1,364

[1]	Certain retained expenses of the Company's life and annuity run-off business have been reclassified to Corporate for the prior periods.

Amortization of Other Intangible Assets

	For the years ended December 31,
	2017	2016	2015
Commercial Lines	$1	$—	$—
Personal Lines	4	4	4
Group Benefits	9	—	—
Total amortization of other intangible assets	$14	$4	$4
Income Tax Expense (Benefit)

	For the years ended December 31,
	2017	2016	2015
Commercial Lines	$377	415	403
Personal Lines	26	(23)	88
Property & Casualty Other Operations	24	(355)	(47)
Group Benefits	38	83	63
Mutual Funds	63	43	48
Corporate	457	(329)	(266)
Total income tax expense (benefit)	$985	$(166)	$289
Assets

	As of December 31,
	2017	2016
Commercial Lines [1] [2]	$31,281	$29,845
Personal Lines [1]	6,251	6,091
Property & Casualty Other Operations	3,568	4,732
Group Benefits [3]	14,478	8,825
Mutual Funds	547	480
Corporate	169,135	174,603
Total assets	$225,260	$224,576

[1]
For 2016, there was a segment change which resulted in a movement from Commercial Lines to Personal Lines of $8 of total assets associated with our participation in the National Flood Insurance Program.

[2]
2017 and 2016 reflect the addition of $688 and $712, respectively, of gross reserves and reinsurance recoverables for structured settlements reserves and recoverables due from the Company's life and annuity business now classified as held for sale. These amounts were previously eliminated in consolidation.

[3]	Certain retained assets of the Company's life and annuity run-off business have been reclassified to Corporate for the prior period.

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

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,126	$—	$1,107	$19
Collateralized debt obligations ("CDOs")	1,260	—	1,165	95
Commercial mortgage-backed securities ("CMBS")	3,336	—	3,267	69
Corporate	12,804	—	12,284	520
Foreign government/government agencies	1,110	—	1,108	2
Municipal	12,485	—	12,468	17
Residential mortgage-backed securities ("RMBS")	3,044	—	1,814	1,230
U.S. Treasuries	1,799	333	1,466	—
Total fixed maturities	36,964	333	34,679	1,952
Fixed maturities, FVO	41	—	41	—
Equity securities, AFS	1,012	887	49	76
Derivative assets
Credit derivatives	9	—	9	—
Equity derivatives	1	—	—	1
Foreign exchange derivatives	(1)	—	(1)	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	10	—	9	1
Short-term investments	2,270	1,098	1,172	—
Total assets accounted for at fair value on a recurring basis	$40,297	$2,318	$35,950	$2,029
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(3)	—	(3)	—
Foreign exchange derivatives	(13)	—	(13)	—
Interest rate derivatives	(84)	—	(85)	1
Total derivative liabilities [2]	(100)	—	(101)	1
Contingent consideration [3]	(29)	—	—	(29)
Total liabilities accounted for at fair value on a recurring basis	$(129)	$—	$(101)	$(28)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,389	$—	$1,344	$45
CDOs	976	—	822	154
CMBS	2,790	—	2,731	59
Corporate	10,973	—	10,459	514
Foreign government/government agencies	826	—	779	47
Municipal	10,297	—	10,251	46
RMBS	3,006	—	1,745	1,261
U.S. Treasuries	1,925	390	1,535	—
Total fixed maturities	32,182	390	29,666	2,126
Fixed maturities, FVO	211	1	199	11
Equity securities, AFS	945	801	89	55
Derivative assets
Credit derivatives	18	—	18	—
Foreign exchange derivatives	23	—	23	—
Interest rate derivatives	(457)	—	(457)	—
Other derivative contracts	1	—	—	1
Total derivative assets [1]	(415)	—	(416)	1
Short-term investments	1,895	241	1,654	—
Total assets accounted for at fair value on a recurring basis	$34,818	$1,433	$31,192	$2,193
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(14)	—	(14)	—
Foreign exchange derivatives	10	—	10	—
Interest rate derivatives	(108)	—	(117)	9
Total derivative liabilities [2]	(112)	—	(121)	9
Contingent consideration [3]	(25)	—	—	(25)
Total liabilities accounted for at fair value on a recurring basis	$(137)	$—	$(121)	$(16)

[1]
Includes OTC and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. See footnote 2 to this table for derivative liabilities.

[2]
Includes OTC and OTC-cleared derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law.

[3]	For additional information see the Contingent Consideration section below.
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

•
Independent broker quotes, which are typically non-binding, use inputs that can be difficult to corroborate with observable market based data. Brokers may use present value techniques using assumptions specific to the security types, or they may use recent transactions of similar securities. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on independent broker quotes are classified as Level 3.

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
Valuation Inputs
Quoted prices for identical assets in active markets are considered Level 1 and consist of on-the-run U.S. Treasuries, money market funds, exchange-traded equity securities, open-

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

ended mutual funds, short-term investments, and exchange traded futures and option contracts.
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short Term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	Not applicable
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities

Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum		Maximum		Weighted Average [1]		Impact of Increase in Input on Fair Value [2]
As of December 31, 2017
CMBS [3]	$56	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps		1,040 bps		400 bps		Decrease
Corporate [4]	251	Discounted cash flows	Spread	103 bps		1,000 bps		242 bps		Decrease
Municipal	17	Discounted cash flows	Spread	192 bps		250 bps		219 bps		Decrease
RMBS [3]	1,215	Discounted cash flows	Spread	24 bps		351 bps		74 bps		Decrease
			Constant prepayment rate	1.0%		25%		6%		Decrease [5]
			Constant default rate	—%		9%		4%		Decrease
			Loss severity	—%		100%		66%		Decrease
As of December 31, 2016
CMBS [3]	$42	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	10	bps	1,084	bps	405	bps	Decrease
Corporate [4]	245	Discounted cash flows	Spread	122	bps	1,302	bps	345	bps	Decrease
Municipal [3]	46	Discounted cash flows	Spread	135	bps	286	bps	252	bps	Decrease
RMBS [3]	1,260	Discounted cash flows	Spread	16	bps	731	bps	193	bps	Decrease
			Constant prepayment rate	—%		17%		4%		Decrease [5]
			Constant default rate	—%		11%		5%		Decrease
			Loss severity	—%		100%		75%		Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives

	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of December 31, 2017
Interest rate swaptions [2]	1	Option model	Interest rate volatility	2%	2%	Increase
Equity options	1	Option model	Equity volatility	18%	22%	Increase
As of December 31, 2016
Interest rate derivatives
Interest rate swaptions	9	Option model	Interest rate volatility	2%	2%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	The swaptions presented are purchased options that have the right to enter into a pay-fixed swap.

The tables above exclude the portion of ABS, CRE CDOs and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the year ended December 31, 2017, no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $1.3 billion and $1.1 billion, for the years ended December 31, 2017 and 2016, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the years ended December 31, 2017 and 2016, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the years ended December 31, 2017 and 2016, for the transfers into and out of Level 3.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2017

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1][5]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2017
Assets
Fixed Maturities, AFS
ABS	$45	$—	$—	$56	$(6)	$(6)	$27	$(97)	$19
CDOs	154	18	(13)	214	(101)	(24)	—	(153)	95
CMBS	59	(2)	—	76	(9)	(10)	—	(45)	69
Corporate	514	1	19	232	(76)	(157)	71	(84)	520
Foreign Govt./Govt. Agencies	47	—	3	12	(1)	(2)	—	(57)	2
Municipal	46	4	1	1	—	(35)	—	—	17
RMBS	1,261	—	36	209	(268)	(7)	—	(1)	1,230
Total Fixed Maturities, AFS	2,126	21	46	800	(461)	(241)	98	(437)	1,952
Fixed Maturities, FVO	11	—	—	4	(2)	(13)	—	—	—
Equity Securities, AFS	55	—	(3)	24	—	—	—	—	76
Freestanding Derivatives, net [4]
Equity	—	(4)	—	5	—	—	—	—	1
Interest rate	9	(8)	—	—	—	—	—	—	1
Other contracts	1	(1)	—	—	—	—	—	—	—
Total Freestanding Derivatives, net [4]	10	(13)	—	5	—	—	—	—	2
Total Assets	2,202	8	43	833	(463)	(254)	98	(437)	2,030
Liabilities
Contingent Consideration [6]	(25)	(4)	—	—	—	—	—	—	(29)
Total Liabilities	$(25)	$(4)	$—	$—	$—	$—	$—	$—	$(29)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2016

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2016	Included in net income [1][5]	Included in OCI [2]	Purchases [6]	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2016
Assets
Fixed Maturities, AFS
ABS	$32	$—	$(1)	$33	$(6)	$—	$16	$(29)	$45
CDOs	211	—	9	36	(102)	—	—	—	154
CMBS	88	(4)	(1)	45	(15)	(1)	1	(54)	59
Corporate	320	(12)	1	197	(34)	(102)	265	(121)	514
Foreign Govt./Govt. Agencies	43	1	2	16	—	(15)	—	—	47
Municipal	—	—	(1)	39	—	—	8	—	46
RMBS	994	(1)	9	463	(174)	(21)	3	(12)	1,261
Total Fixed Maturities, AFS	1,688	(16)	18	829	(331)	(139)	293	(216)	2,126
Fixed Maturities, FVO	14	(1)	—	14	(4)	(3)	—	(9)	11
Equity Securities, AFS	55	(1)	4	2	—	(5)	—	—	55
Freestanding Derivatives, net [4]
Equity	—	(8)	—	8	—	—	—	—	—
Interest rate	7	2	—	—	—	—	—	—	9
Other contracts	7	(6)	—	—	—	—	—	—	1
Total Freestanding Derivatives, net [4]	14	(12)	—	8	—	—	—	—	10
Total Assets	1,771	(30)	22	853	(335)	(147)	293	(225)	2,202
Liabilities
Contingent Considerations [6]	—	(2)	—	(23)	—	—	—	—	(25)
Total Liabilities	$—	$(2)	$—	$(23)	$—	$—	$—	$—	$(25)

[1]	Amounts in these rows are generally reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	All amounts are before income taxes.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Consolidated Balance Sheets in other investments and other liabilities.

[5]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[6]
For additional information, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements for discussion of the contingent consideration in connection with the acquisition of Lattice.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at Year End

	Changes in Unrealized Gain/(Loss) included in Net Income as of December 31, 2017 [1] [2]	Changes in Unrealized Gain/(Loss) included in Net Income as of December 31, 2016 [1] [2]
Assets
Fixed Maturities, AFS
CMBS	(2)	(2)
Corporate	—	(5)
Total Fixed Maturities, AFS	(2)	(7)
Equity Securities, AFS	—	(1)
Freestanding Derivatives, net
Equity	(5)	—
Interest rate	(7)	—
Other Contracts	—	(1)
Total Freestanding Derivatives, net	(12)	(1)
Total Assets	(14)	(9)
Liabilities
Contingent Consideration [3]	(4)	(2)
Total Liabilities	$(4)	$(2)

[1]	All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

[3]
For additional information, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements for discussion of the contingent consideration in connection with the acquisition of Lattice.

Fair Value Option
The Company has elected the fair value option for certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential real estate, and these securities are included within Fixed Maturities, FVO on the Condensed Consolidated Balance Sheets. For certain previously consolidated investment funds, the Company classified the underlying fixed maturities within Fixed Maturities, FVO as a result of the Company's management, control and significant ownership interest of the funds. The Company reported the underlying fixed maturities of these consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies.
The Company also previously elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedged the risk associated with the investments. The swaps did not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps were recorded in net realized capital gains and losses. These equity securities were classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. Income earned from FVO securities was recorded in net investment income and changes in fair value were recorded in net realized capital gains and losses. The Company did not hold any of these equity securities as of December 31, 2017 or December 31, 2016 .

Changes in Fair Value of Assets using Fair Value Option

	For the year ended December 31,
	2017	2016	2015
Assets
Fixed maturities, FVO
Corporate	$(1)	$—	$(4)
Foreign government	—	(1)	—
RMBS	—	5	—
Total fixed maturities, FVO	(1)	4	(4)
Equity, FVO	1	—	—
Total realized capital gains (losses)	$—	$4	$(4)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value of Assets and Liabilities using the Fair Value Option

	As of December 31,
	2017	2016
Assets
Fixed maturities, FVO
ABS	$—	$7
CDOs	—	3
CMBS	—	8
Corporate	—	40
U.S. government	—	7
RMBS	41	146
Total fixed maturities, FVO	41	211
Financial Instruments Not Carried at Fair Value
Financial Assets and Liabilities Not Carried at Fair Value

	Fair Value Hierarchy Level	Carrying Amount	Fair Value
	December 31, 2017
Assets
Mortgage loans	Level 3	$3,175	$3,220
Liabilities
Other policyholder funds and benefits payable	Level 3	$825	$827
Senior notes [1]	Level 2	$3,415	$4,054
Junior subordinated debentures [1]	Level 2	$1,583	$1,699
	December 31, 2016
Assets
Mortgage loans	Level 3	$2,886	$2,878
Liabilities
Other policyholder funds and benefits payable	Level 3	$611	$613
Senior notes [1]	Level 2	$3,826	$4,316
Junior subordinated debentures [1]	Level 2	$1,083	$1,246
[1]Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments

Net Investment Income

	For the years ended December 31,
(Before-tax)	2017	2016	2015
Fixed maturities [1]	$1,303	$1,319	$1,301
Equity securities	24	22	17
Mortgage loans	124	116	115
Limited partnerships and other alternative investments	174	128	130
Other investments [2]	49	51	57
Investment expenses	(71)	(59)	(59)
Total net investment income	$1,603	$1,577	$1,561

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that hedge fixed maturities and qualify for hedge accounting.
Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2017	2016	2015
Gross gains on sales	$275	$222	$219
Gross losses on sales	(113)	(159)	(194)
Net OTTI losses recognized in earnings	(8)	(27)	(41)
Valuation allowances on mortgage loans	(1)	—	(1)
Transactional foreign currency revaluation	14	(78)	—
Non-qualifying foreign currency derivatives	(14)	83	13
Other, net [1]	12	(151)	(8)
Net realized capital gains (losses)	$165	$(110)	$(12)

[1]
Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $8, $(9), and $(20), respectively for 2017, 2016 and 2015. Also included for the year ended December 31, 2016, is a loss related to the write-down of investments in solar energy partnerships, which generated tax benefits, and a loss related to the sale of the Company's U.K. property and casualty run-off subsidiaries.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $152, $36, and $(5) for the years ended December 31, 2017, 2016, and 2015, respectively.

Sales of AFS Securities

	For the years ended December 31,
	2017	2016	2015
Fixed maturities, AFS
Sale proceeds	$17,614	$9,984	$11,161
Gross gains	204	196	177
Gross losses	(90)	(138)	(156)
Equity securities, AFS
Sale proceeds	$607	$359	$733
Gross gains	69	26	35
Gross losses	(23)	(20)	(20)
Sales of AFS securities in 2017 were primarily a result of duration and liquidity management as well as tactical changes to the portfolio as a result of changing market conditions.
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
Impairments in Earnings by Type

	For the years ended December 31,
	2017	2016	2015
Credit impairments	$2	$21	$6
Impairments on equity securities	6	4	2
Intent-to-sell impairments	—	2	30
Other impairments	—	—	3
Total impairments	$8	$27	$41

Cumulative Credit Impairments

	For the years ended December 31,
(Before-tax)	2017	2016	2015
Balance as of beginning of period	$(110)	$(113)	$(128)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(1)	(16)	(4)
Securities previously impaired	(1)	(5)	(2)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	76	15	10
Securities the Company made the decision to sell or more likely than not will be required to sell	—	—	1
Securities due to an increase in expected cash flows	11	9	10
Balance as of end of period	$(25)	$(110)	$(113)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Available-for-Sale Securities
AFS Securities by Type

	December 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]
ABS	$1,119	$9	$(2)	$1,126	$—	$1,385	$8	$(4)	$1,389	$—
CDOs	1,257	3	—	1,260	—	960	18	(2)	976	—
CMBS	3,304	58	(26)	3,336	(5)	2,772	52	(34)	2,790	(5)
Corporate	12,370	490	(56)	12,804	—	10,703	399	(129)	10,973	—
Foreign govt./govt. agencies	1,071	43	(4)	1,110	—	827	15	(16)	826	—
Municipal	11,743	754	(12)	12,485	—	9,727	635	(65)	10,297	—
RMBS	2,985	63	(4)	3,044	—	2,995	32	(21)	3,006	—
U.S. Treasuries	1,763	46	(10)	1,799	—	1,927	29	(31)	1,925	—
Total fixed maturities, AFS	35,612	1,466	(114)	36,964	(5)	31,296	1,188	(302)	32,182	(5)
Equity securities, AFS	907	121	(16)	1,012	—	878	84	(17)	945	—
Total AFS securities	$36,519	$1,587	$(130)	$37,976	$(5)	$32,174	$1,272	$(319)	$33,127	$(5)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2017 and 2016.

Fixed maturities, AFS, by Contractual Maturity Year

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,507	$1,513	$1,174	$1,185
Over one year through five years	5,007	5,119	4,830	4,987
Over five years through ten years	6,505	6,700	5,476	5,596
Over ten years	13,928	14,866	11,704	12,253
Subtotal	26,947	28,198	23,184	24,021
Mortgage-backed and asset-backed securities	8,665	8,766	8,112	8,161
Total fixed maturities, AFS	$35,612	$36,964	$31,296	$32,182
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of December 31, 2017 or December 31, 2016. As of December 31, 2017, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the New York State Dormitory Authority, New York City Transitional Finance Authority, and the Commonwealth of Massachusetts which each comprised less than 1% of total invested assets. As of December 31, 2016, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were Commonwealth of Massachusetts, New York State Dormitory Authority, and the State of California which each comprised less than 1% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2017 were municipal securities, CMBS, and RMBS which comprised approximately 28%, 7% and 7%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2016 were municipal investments, RMBS, and CMBS which comprised approximately 26%, 8% and 7%, respectively, of total invested assets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Unrealized Losses on AFS Securities
Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2017

	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$461	$460	$(1)	$30	$29	$(1)	$491	$489	$(2)
CDOs	359	359	—	1	1	—	360	360	—
CMBS	1,178	1,167	(11)	243	228	(15)	1,421	1,395	(26)
Corporate	2,322	2,302	(20)	1,064	1,028	(36)	3,386	3,330	(56)
Foreign govt./govt. agencies	244	242	(2)	51	49	(2)	295	291	(4)
Municipal	511	507	(4)	236	228	(8)	747	735	(12)
RMBS	889	887	(2)	137	135	(2)	1,026	1,022	(4)
U.S. Treasuries	658	652	(6)	254	250	(4)	912	902	(10)
Total fixed maturities, AFS	6,622	6,576	(46)	2,016	1,948	(68)	8,638	8,524	(114)
Equity securities, AFS	176	163	(13)	24	21	(3)	200	184	(16)
Total securities in an unrealized loss position	$6,798	$6,739	$(59)	$2,040	$1,969	$(71)	$8,838	$8,708	$(130)
Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2016

	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$333	$331	$(2)	$103	$101	$(2)	$436	$432	$(4)
CDOs	316	315	(1)	160	159	(1)	476	474	(2)
CMBS	1,018	997	(21)	154	141	(13)	1,172	1,138	(34)
Corporate	2,883	2,784	(99)	433	403	(30)	3,316	3,187	(129)
Foreign govt./govt. agencies	409	395	(14)	21	19	(2)	430	414	(16)
Municipal	1,401	1,338	(63)	43	41	(2)	1,444	1,379	(65)
RMBS	1,107	1,089	(18)	393	390	(3)	1,500	1,479	(21)
U.S. Treasuries	1,047	1,016	(31)	—	—	—	1,047	1,016	(31)
Total fixed maturities, AFS	8,514	8,265	(249)	1,307	1,254	(53)	9,821	9,519	(302)
Equity securities, AFS	271	258	(13)	33	29	(4)	304	287	(17)
Total securities in an unrealized loss position	$8,785	$8,523	$(262)	$1,340	$1,283	$(57)	$10,125	$9,806	$(319)
As of December 31, 2017, AFS securities in an unrealized loss position consisted of 2,526 securities, primarily in the corporate sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of December 31, 2017, 96% of these securities were depressed less than 20% of cost or amortized cost. The improvement in unrealized losses during 2017 was primarily attributable to tighter credit spreads.
Most of the securities depressed for twelve months or more relate to corporate securities and structured securities with exposure to commercial real estate. Corporate securities and commercial real estate securities were primarily depressed because current market spreads are wider than spreads at the securities' respective purchase dates. Certain other corporate securities were depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.

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
As of December 31, 2017, commercial mortgage loans had an amortized cost and carrying value of $3.2 billion. As of December 31, 2016, commercial mortgage loans had an amortized cost and carrying value of $2.9 billion. Amortized cost represents carrying value prior to valuation allowances, if any.
As of December 31, 2017 the carrying value of mortgage loans that had a valuation allowance was $24. As of December 31, 2016, there were no mortgage loans that had a valuation allowance or were held-for-sale. As of December 31, 2017, the Company had an immaterial amount of mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.
Valuation Allowance Activity

	For the years ended December 31,
	2017	2016	2015
Balance as of January 1	$—	$(4)	$(3)
(Additions)/Reversals	(1)	—	(3)
Deductions	—	4	2
Balance as of December 31	$(1)	$—	$(4)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 52% as of December 31, 2017, while the weighted-average LTV ratio at origination of these loans was 61%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of December 31, 2017 and December 31, 2016 , the Company held no delinquent commercial mortgages loan past due by 90 days or more.
Commercial Mortgage Loans Credit Quality

	December 31, 2017		December 31, 2016
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$18	1.27x	$—	0.00x
65% - 80%	265	1.95x	386	2.16x
Less than 65%	2,892	2.76x	2,500	2.95x
Total commercial mortgage loans	$3,175	2.69x	$2,886	2.83x
Mortgage Loans by Region

	December 31, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$251	7.9%	$239	8.3%
Middle Atlantic	272	8.6%	297	10.3%
Mountain	31	1.0%	61	2.1%
New England	293	9.2%	252	8.7%
Pacific	760	23.9%	795	27.5%
South Atlantic	710	22.4%	585	20.3%
West North Central	149	4.7%	40	1.4%
West South Central	278	8.7%	210	7.3%
Other [1]	431	13.6%	407	14.1%
Total mortgage loans	$3,175	100.0%	$2,886	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.
Mortgage Loans by Property Type

	December 31, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	817	25.7%	675	23.4%
Multifamily	1,006	31.7%	830	28.8%
Office	751	23.7%	756	26.2%
Retail	367	11.5%	425	14.7%
Other	234	7.4%	200	6.9%
Total mortgage loans	$3,175	100.0%	$2,886	100.0%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees income over the period that services are performed. As of December 31, 2017, under this program, the Company serviced commercial mortgage loans with a total outstanding principal of $1.3 billion, of which $402 was serviced on behalf of third parties, $566 was retained and reported in total investments and $356 was reported in assets held for sale on the Company's Consolidated Balance Sheets. As of December 31, 2016, under this program the Company serviced commercial mortgage loans with a total outstanding principal balance of $901, of which $251 was serviced on behalf of third parties, $417 was retained and reported in total investments and $233 was reported in assets held for sale on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were zero as of December 31, 2017 and 2016 because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of December 31, 2017, the Company did not hold any securities for which it is the primary beneficiary. As of December 31, 2016, the Company held one CDO for which it was the primary beneficiary. The CDO represented a structured investment vehicle for which the Company had a controlling financial interest. As of December 31, 2016 the Company held total CDO assets of $5 included in cash with an associated liability of $5 included in other liabilities on the Company's Consolidated Balance Sheets. The Company did not have any additional exposure to loss associated with this investment.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2017 and 2016 is limited to the total carrying value of $920 and $871, respectively, which are included in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets. As of December 31, 2017 and 2016, the Company has outstanding commitments totaling $787 and $701, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
As of December 31, 2016, the Company held a significant variable interest in a VIE for which it was not the primary beneficiary. This VIE represented a contingent capital facility that had been held by the Company since February 2007. Assets and liabilities recorded were $1 and $3, respectively, as of December 31, 2016, as well as a maximum exposure to loss of $3. The Company did not have a controlling financial interest and as such, did not consolidate its variable interest in the facility. As of December 31, 2017, the Company no longer held an interest in the facility. For further information on the facility, see Note 13 of these financial statements.
Securities Lending, Repurchase Agreements and Other Collateral Transactions
The Company enters into securities financing transactions as a way to earn additional income or manage liquidity, primarily through securities lending and repurchase agreements.
Securities Lending
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s Condensed Consolidated Balance Sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Consolidated Balance Sheets. Income associated with securities lending transactions is reported as a component of net investment income in the Company’s Consolidated Statements of Operations.
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

Securities Lending and Repurchase Agreements
	December 31, 2017	December 31, 2016
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$922	$53
Gross amount of associated liability for collateral received [1]	$945	$54

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$174	$123
Gross amount of collateral pledged related to repurchase agreements [2]	$176	$127

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Consolidated Balance Sheets. Amount includes additional securities collateral received of $0 and $13 million which are excluded from the Company's Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of December 31, 2017 and December 31, 2016, the fair value of securities on deposit was $2.5 billion and $2.5 billion, respectively.
As of December 31, 2017 and December 31, 2016, the Company has pledged collateral of $104 and $102, respectively, of U.S. government securities and government agency securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section of Note 7 of these financial statements.
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, real estate funds, and private equity funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The remainder of investments in limited partnerships and other alternative investments consists primarily of investments in insurer-owned life insurance accounted for at cash surrender value. For those limited partnerships and other alternative investments accounted for under the equity method, the Company’s maximum exposure to loss as of December 31, 2017 is limited to the total carrying value of $1.2 billion. In addition, the Company has outstanding commitments totaling $829 to fund limited partnership and other alternative investments as of December 31, 2017. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

management of the limited partnerships. In 2017, aggregate investment income from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income (loss). Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $165.9 billion and $93.7 billion as of December 31, 2017 and 2016, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $47.8 billion and $13.6 billion as of December 31, 2017 and 2016, respectively. Aggregate net investment income of the limited partnerships in which the Company invested totaled $1.9 billion, $844, and $914 for the periods ended December 31, 2017, 2016 and 2015, respectively. Aggregate net income of the limited partnerships in which the Company invested totaled $9.8 billion, $7.7 billion and $6.5 billion for the periods ended December 31, 2017, 2016 and 2015, respectively. As of, and for the period ended, December 31, 2017, the aggregated summarized financial data reflects the latest available financial information.

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
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 of these financial statements. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities. The hedge strategies by hedge accounting designation include:
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. In addition, during 2017, the Company entered into interest rate swaps to convert the variable interest payments on junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 13 of these financial statements.
The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the future purchase of fixed-rate securities, primarily to hedge interest rate risk inherent in the assumptions used to price certain group benefits liabilities.
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
Non-qualifying Strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate, foreign currency and equity risk of certain fixed maturities and equities do not qualify for hedge accounting. The non-qualifying strategies include:
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2017 and 2016, the notional amount of interest rate swaps in offsetting relationships was $7.3 billion and $7.9 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. The Company also enters into foreign currency forwards to hedge non-U.S. dollar denominated cash and, previously, equity securities. In addition, the Company previously entered into foreign currency forwards to hedge currency impacts on changes in equity of the U.K. property and casualty run-off subsidiaries that were sold in May 2017. For further information on the disposition, see Note 2 of these financial statements.
Equity Index Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. The Company previously entered into total return swaps to hedge equity risk of specific common stock investments which were accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). The Company has not held these total return swaps since January 2016.
Commodity Contracts
The Company previously used put options contracts on oil futures to partially offset potential losses related to certain fixed maturity securities that could be impacted by changes in oil prices. These options were terminated at the end of 2015.
Contingent Capital Facility Put Option
The Company previously entered into a put option agreement that provided the Company the right to require a third-party trust to purchase, at any time, The Hartford’s junior subordinated notes in a maximum aggregate principal amount of $500. On February 8, 2017, The Hartford exercised the put option resulting in the issuance of $500 in junior subordinated notes with proceeds received on February 15, 2017. Under the put option agreement, The Hartford had been paying premiums on a periodic basis and had agreed to reimburse the trust for certain fees and ordinary expenses. For further information on the put option agreement, see the Contingent Capital Facility section within Note 13 of these financial statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives (continued)

Derivative Balance Sheet Classification
For reporting purposes, the Company has elected to offset within assets or liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements was $100 and $112 as of December 31, 2017 and 2016, respectively. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.
Derivative Balance Sheet Presentation

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
Cash flow hedges
Interest rate swaps	$2,190	$1,646	$—	$(86)	$94	$2	$(94)	$(88)
Foreign currency swaps	153	75	(13)	1	—	1	(13)	—
Total cash flow hedges	2,343	1,721	(13)	(85)	94	3	(107)	(88)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	7,986	8,969	(83)	(479)	340	15	(423)	(494)
Foreign exchange contracts
Foreign currency swaps and forwards	213	682	(1)	32	—	34	(1)	(2)
Credit contracts
Credit derivatives that purchase credit protection	61	78	1	(1)	1	—	—	(1)
Credit derivatives that assume credit risk [1]	823	851	3	6	20	10	(17)	(4)
Credit derivatives in offsetting positions	1,046	2,311	2	—	13	23	(11)	(23)
Equity contracts
Equity index options	258	5	1	—	1	—	—	—
Other
Contingent capital facility put option	—	500	—	1	—	1	—	—
Total non-qualifying strategies	10,387	13,396	(77)	(441)	375	83	(452)	(524)
Total cash flow hedges and non-qualifying strategies	$12,730	$15,117	$(90)	$(526)	$469	$86	$(559)	$(612)
Balance Sheet Location
Fixed maturities, available-for-sale	$153	$201	$—	$1	$—	$1	$—	$—
Other investments	9,957	10,888	10	(415)	448	52	(438)	(467)
Other liabilities	2,620	4,028	(100)	(112)	21	33	(121)	(145)
Total derivatives	$12,730	$15,117	$(90)	$(526)	$469	$86	$(559)	$(612)

[1]	The derivative instruments related to this strategy are held for other investment purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives (continued)

Offsetting Derivative Assets and Liabilities

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of December 31, 2017
Other investments	$469	$466	$10	$(7)	$1	$2
Other liabilities	$(559)	$(454)	$(100)	$(5)	$(96)	$(9)
As of December 31, 2016
Other investments	$85	$82	$(415)	$418	$2	$1
Other liabilities	$(612)	$(488)	$(112)	$(12)	$(108)	$(16)

[1]	Included in other investments in the Company's Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2017	2016	2015
Interest rate swaps	$8	$—	$25
Foreign currency swaps	(14)	1	—
Total	$(6)	$1	$25
	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	2017	2016	2015
Interest rate swaps
Net realized capital gain/(loss)	$5	$10	$5
Net investment income	37	37	31
Total	$42	$47	$36

During the years ended December 31, 2017, 2016, and 2015 the Company had no ineffectiveness recognized in income within net realized capital gains (losses).
As of December 31, 2017, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $86. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is less than one year.
During the years ended December 31, 2017, 2016, and 2015, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives (continued)

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)

	For the Year Ended December 31,
	2017	2016	2015
Foreign exchange contracts
Foreign currency swaps and forwards	(14)	83	13
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions and futures	(5)	1	(8)
Credit contracts
Credit derivatives that purchase credit protection	28	(17)	5
Credit derivatives that assume credit risk	(7)	28	(7)
Equity contracts
Equity options	(7)	(15)	—
Commodity contracts
Commodity options	—	—	(4)
Other
Contingent capital facility put option	(1)	(6)	(6)
Total other non-qualifying derivatives	8	(9)	(20)
Total [1]	$(6)	$74	$(7)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives (continued)

Credit Derivatives by Type

				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of December 31, 2017
Single name credit default swaps
Investment grade risk exposure	$130	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Below investment grade risk exposure	9	—	Less than 1 year	Corporate Credit	B	9	—
Basket credit default swaps [4]
Investment grade risk exposure	1,137	2	3 years	Corporate Credit	BBB+	454	(2)
Below investment grade risk exposure	27	2	3 years	Corporate Credit	B+	27	—
Investment grade risk exposure	13	(1)	5 years	CMBS Credit	A	3	—
Below investment grade risk exposure	30	(6)	Less than 1 year	CMBS Credit	CCC	30	7
Total [5]	$1,346	$—				$523	$5
As of December 31, 2016
Single name credit default swaps
Investment grade risk exposure	$81	$—	4 years	Corporate Credit/ Foreign Gov.	A-	$6	$—
Below investment grade risk exposure	34	—	Less than 1 year	Corporate Credit	BBB-	34	—
Basket credit default swaps [4]
Investment grade risk exposure	1,572	17	2 years	Corporate Credit	A-	979	(8)
Below investment grade risk exposure	28	2	4 years	Corporate Credit	BB-	28	(2)
Investment grade risk exposure	139	(3)	3 years	CMBS Credit	AA+	56	—
Below investment grade risk exposure	53	(13)	1 year	CMBS Credit	CCC	53	13
Embedded credit derivatives
Investment grade risk exposure	100	100	Less than 1 year	Corporate Credit	A+	—	—
Total [5]	$2,007	$103				$1,156	$3

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

[4]
Comprised of swaps of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2017 and 2016, the Company pledged cash collateral associated with derivative instruments with a fair value of $1 and $489, respectively, for which the collateral receivable has been primarily included within other investments on the Company's Consolidated Balance Sheets. As of December 31, 2017 and 2016, the Company also pledged securities collateral associated with derivative instruments with a fair value of $101 and $240,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivatives (continued)

respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of December 31, 2017 and 2016, the Company accepted cash collateral associated with derivative instruments of $11 and $53, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of December 31, 2017 and 2016 with a fair value of $2 and $2, respectively, none of which the Company has the ability to sell or repledge. As of December 31, 2017 and 2016, the Company had no repledged securities and did not sell any securities. In addition, as of December 31, 2017 and 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

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
In December 31, 2016, the Company entered into an asbestos and environmental adverse development cover (“ADC”) reinsurance agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”), to reduce uncertainty about potential adverse development of asbestos and environmental reserves. Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss reserve development up to $1.5 billion above the Company’s existing net asbestos and environmental (“A&E”) reserves as of December 31, 2016 of approximately $1.7 billion.  The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. As of December 31, 2016, other liabilities included $650 for the accrued reinsurance premium. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.  The ADC covers substantially all the Company’s A&E reserve development up to the reinsurance limit.
The ADC has been accounted for as retroactive reinsurance and the Company reported the $650 cost as a loss on reinsurance transaction in 2016 in the Consolidated Statements of Operations. For segment reporting, the loss on reinsurance was reported in Property and Casualty Other Operations. Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit.  Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred.  Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. As of December 31, 2017, the Company has incurred $285 in adverse development on asbestos and environmental reserves that have been ceded under the ADC treaty with NICO.
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
Reinsurance Recoverables

	As of
	December 31, 2017	December 31, 2016
Property and Casualty Insurance Products
Paid loss and loss adjustment expenses	$84	$89
Unpaid loss and loss adjustment expenses [1]	3,496	3,161
Gross reinsurance recoverables [1]	3,580	3,250
Allowance for uncollectible reinsurance	(104)	(165)
Net reinsurance recoverables [1]	3,476	3,085
Group Benefits net reinsurance recoverables [2]	236	208
Retained life and annuity business in Corporate	349	366
Reinsurance recoverables, net	$4,061	$3,659

[1]
Reflects the addition of $688 and $712 into Property & Casualty Commercial Lines of reinsurance recoverables as of December 31, 2017 and 2016, respectively, for structured settlements recoverables due from the Company's life and annuity run-off business now classified as held for sale. These amounts were previously eliminated in consolidation.

[2]	No allowance for uncollectible reinsurance was required as of December 31, 2017 and 2016.
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
Insurance Revenues
The effect of reinsurance on insurance revenues is as follows:

Property and Casualty Insurance Revenue

	For the years ended December 31,
Premiums Written	2017	2016	2015
Direct	$10,865	$10,906	$10,861
Assumed	223	253	297
Ceded	(571)	(591)	(580)
Net	$10,517	$10,568	$10,578
Premiums Earned
Direct	$10,923	$10,871	$10,704
Assumed	232	261	298
Ceded	(600)	(583)	(586)
Net	$10,555	$10,549	$10,416
Ceded losses, which reduce losses and loss adjustment expenses incurred, were $901, $388 and $336 for the years ended December 31, 2017, 2016 and 2015, respectively.
Group Benefits Revenue

	For the years ended December 31,
	2017	2016	2015
Gross earned premiums, fees and other considerations	$3,281	$3,160	$3,107
Reinsurance assumed	446	107	97
Reinsurance ceded	(50)	(44)	(68)
Net earned premiums, fees and other considerations	$3,677	$3,223	$3,136
For its group benefits products, the Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance arrangements and variations thereto. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. The increase in premiums assumed in 2017 was primarily due to premiums related to Aetna's U.S. group life and disability business acquired by the Company effective November 1, 2017 whereby Aetna is fronting the business for a period of time.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Deferred Policy Acquisition Costs

Changes in the DAC Balance

	For the years ended December 31,
	2017	2016	2015
Balance, beginning of period	$645	$636	$623
Deferred costs	1,377	1,378	1,377
Amortization — DAC	(1,372)	(1,377)	(1,364)
Add: Maxum acquisition	—	8	—
Balance, end of period	$650	$645	$636

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Goodwill & Other Intangible Assets

Goodwill Carrying Value as of December 31, 2017

	Small Commercial	Personal Lines	Mutual Funds	Group Benefits	Corporate [1]	Total
Balance at December 31, 2015	$—	$119	$149	$—	$230	$498
Goodwill related to acquisitions [2]	38	—	31	—	—	69
Balance at December 31, 2016	$38	$119	$180	$—	$230	$567
Goodwill related to acquisitions [2]	—	—	—	723	—	723
Balance at December 31, 2017	$38	$119	$180	$723	$230	$1,290

[1]
The Corporate category includes goodwill that was acquired at a holding company level and not pushed down to a subsidiary within a reportable segment. Carrying value of goodwill within Corporate as of December 31, 2017, 2016, and 2015 includes$138 and $92 for the Group Benefits and Mutual Funds reporting units, respectively.

[2]	For further discussion on goodwill related to the acquisition of Aetna's U.S. group life and disability business, refer to Note 2 - Business Acquisitions to Consolidated Financial Statements.
The annual goodwill assessment for The Hartford's reporting units was completed as of October 31, 2017, 2016, and 2015, which resulted in no write-downs of goodwill in the respective years then ended. In 2017, all reporting units passed the first step of their annual impairment test with a significant margin.
Other Intangible Assets

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Expected Life
Amortized Intangible Assets:
Value of in-force contracts [1]	$23	$(3)	$20	$—	$—	$—	1
Customer relationships [1]	590	(6)	584	—	—	—	15
Marketing agreement with Aetna [1]	16	—	16	—	—	—	15
Distribution Agreement	70	(52)	18	70	(48)	22	15
Agency relationships & Other	9	(2)	7	9	(1)	8	9
Total Finite Life Intangibles	708	(63)	645	79	(49)	30	15
Total Indefinite Life Intangible Assets	14	—	14	14	—	14
Total Other Intangible Assets	$722	$(63)	$659	$93	$(49)	$44
[1] For additional information associated with the fair value of consideration transferred and identifiable intangible assets assumed as a result of the acquisition of Aetna's U.S. group life and disability business, see Note 2 - Business Acquisitions.
Expected Pre-tax Amortization Expense

For the years ended December 31,
2018	$64
2019	$45
2020	$45
2021	$45
2022	$45

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses

Property and Casualty Insurance Products

Roll-forward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2017	2016	2015
Beginning liabilities for unpaid losses and loss adjustment expenses, gross [1]	$22,545	$22,568	$22,579
Reinsurance and other recoverables [1]	3,488	3,625	3,814
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,057	18,943	18,765
Add: Maxum acquisition	—	122	—
Provision for unpaid losses and loss adjustment expenses
Current accident year	7,381	6,990	6,647
Prior accident year development	(41)	457	250
Total provision for unpaid losses and loss adjustment expenses	7,340	7,447	6,897
Less: payments
Current accident year	2,751	2,749	2,653
Prior accident years	3,828	4,219	4,066
Total payments	6,579	6,968	6,719
Less: net reserves transferred to liabilities held for sale	—	487	—
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,818	19,057	18,943
Reinsurance and other recoverables [1]	3,957	3,488	3,625
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$23,775	$22,545	$22,568

[1]
Reflects the addition of $688, $712 and $743 into Property & Casualty Commercial Lines of gross reserves and reinsurance recoverables for 2017, 2016 and 2015, respectively, for structured settlements reserves and recoverables due from the Company's life and annuity run-off business now classified as held for sale. These amounts were previously eliminated in consolidation.

Property and Casualty Insurance Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2017			2016			2015
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts		$1,387			$1,504			$1,607
Less: amount of discount	410			483			523
Carrying value of liability for unpaid losses and loss adjustment expenses		$977			$1,021			$1,084
Discount accretion included in losses and loss adjustment expenses		$30			$29			$38
Weighted average discount rate	3.06%			3.11%			3.24%
Range of discount rates	1.77%	-	14.15%	1.77%	-	14.15%	1.77%	-	14.15%
The current accident year benefit from discounting property and casualty insurance product reserves was $15 in 2017, $27 in 2016 and $35 in 2015. The reduction in the discount benefit in 2017 as compared to 2016 and in 2016 as compared to 2015 reflects lower claim volume and a shorter than expected payment pattern. Reserves are discounted at rates in effect at the time claims were incurred, ranging from 1.77% for accident year 2012 to 14.15% for accident year 1981.
The reserves recorded for the Company’s property and casualty insurance products at December 31, 2017 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows.
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
(Favorable) Unfavorable Prior Accident Year Development

	For the years ended December 31,
	2017	2016	2015
Workers’ compensation	$(79)	$(119)	$(37)
Workers’ compensation discount accretion	28	28	29
General liability	11	65	8
Package business	(25)	65	28
Commercial property	(8)	1	(6)
Professional liability	1	(37)	(36)
Bond	32	(8)	(2)
Automobile liability - Commercial Lines	17	57	62
Automobile liability - Personal Lines	—	160	(8)
Homeowners	(14)	(10)	9
Net asbestos reserves	—	197	146
Net environmental reserves	—	71	55
Catastrophes	(16)	(7)	(18)
Uncollectible reinsurance	(15)	(30)	—
Other reserve re-estimates, net	27	24	20
Total prior accident year development	$(41)	$457	$250
2017 re-estimates of prior accident year reserves

•
Workers’ compensation reserves were reduced in Small Commercial and Middle Market, given the continued emergence of favorable frequency, primarily for accident years 2013 to 2015, as well as a reduction in estimated reserves for unallocated loss adjustment expenses ("ULAE"), partially offset by strengthening reserves for captive programs within Specialty Commercial.

•
General liability reserves were increased for the 2013 to 2016 accident years on a class of business that insures service and maintenance contractors. This increase was partially offset by a decrease in recent accident year reserves for other Middle Market general liability reserves.

•	Package business reserves were reduced for accident years 2013 and prior largely due to reducing the Company’s estimate of allocated loss adjustment expenses incurred to settle the claims.

•
Bond business reserves increased for customs bonds written between 2000 and 2010 which was partly offset by a reduction in reserves for recent accident years as reported losses for commercial and contract surety have emerged favorably.

•
Automobile liability reserves within Commercial Lines were increased in Small Commercial and large national accounts for the 2013 to 2016 accident years, driven by higher frequency of more severe accidents, including litigated claims.

•
Asbestos and environmental reserves were unchanged as $285 of adverse development arising from the fourth quarter 2017 comprehensive annual review was offset by a $285 recoverable from NICO. For additional information related to the adverse development cover with NICO, see Note 8 - Reinsurance and Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

•	Catastrophes reserves were reduced primarily due to lower estimates of 2016 wind and hail event losses and a decrease in losses on a 2015 wildfire.

•	Uncollectible reinsurance reserves decreased as a result of giving greater weight to favorable collectibility experience in recent calendar periods in estimating future collections.
2016 re-estimates of prior accident year reserves

•
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

•
Automobile liability reserves increased due to increases in both commercial lines automobile and personal lines automobile. Commercial automobile liability reserves increased, predominately for the 2015 accident year, primarily due to increased frequency of large claims. Personal automobile liability reserves increased, primarily related to increased bodily injury frequency and severity for the 2015 accident year, including for uninsured and under-insured motorist claims, and increased bodily injury severity for the 2014 accident year. Increases in automobile liability loss costs were across both the direct and agency distribution channels.

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

•	Package business reserves increased due to higher than expected severity on liability claims, impacting recent accident years.

•
Professional liability reserves decreased for claims made years 2009 through 2012 primarily for large accounts. Claim costs have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•	Automobile liability reserves within Commercial Lines were increased due to increased severity of large claims predominantly for accident years 2010 to 2013.

•	Asbestos and environmental reserves were increased during the period as a result of the 2015 comprehensive annual review.

•	Catastrophe reserves decreased primarily for accident year 2014 as fourth quarter 2014 catastrophes have developed favorably.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses As of December 31, 2017

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Accident Years Displayed in Triangles	Cumulative Paid for Accident Years Displayed in Triangles	Unpaid for Accident Years not Displayed in Triangles [1]	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Workers' compensation	$18,351	$(10,945)	$2,242	$346	$(394)	$9,600	$2,166	$11,766
General liability	3,473	(1,894)	500	88	—	2,167	239	2,406
Package business	6,553	(5,198)	46	99	—	1,500	45	1,545
Commercial property	3,263	(2,898)	15	10	—	390	53	443
Commercial automobile liability	3,446	(2,559)	17	23	—	927	41	968
Commercial automobile physical damage	238	(227)	2	—	—	13	—	13
Professional liability	1,647	(1,146)	43	17	—	561	282	843
Bond	598	(333)	4	17	—	286	15	301
Personal automobile liability	12,363	(10,749)	19	74	—	1,707	21	1,728
Personal automobile physical damage	1,884	(1,856)	1	3	—	32	—	32
Homeowners	7,588	(7,161)	4	40	—	471	50	521
Other ongoing business			204	—	(16)	188	308	496
Asbestos and environmental [2]			1,452	—	—	1,452	765	2,217
Other operations [2]			402	122	—	524	(28)	496
Total P&C	$59,404	$(44,966)	$4,951	$839	$(410)	$19,818	$3,957	$23,775

[1]	Amounts represent reserves for claims that were incurred more than ten years ago for long-tail lines and more than three years ago for short-tail lines.

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
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Workers' Compensation

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR Reserves	Claims Reported
2008	$1,456	$1,444	$1,456	$1,470	$1,473	$1,477	$1,477	$1,492	$1,493	$1,493	$123	141,627
2009		1,462	1,455	1,478	1,493	1,504	1,504	1,519	1,529	1,522	166	135,731
2010			1,560	1,775	1,814	1,858	1,857	1,882	1,881	1,878	242	156,515
2011				2,013	2,099	2,204	2,206	2,221	2,224	2,232	361	177,652
2012					2,185	2,207	2,207	2,181	2,168	2,169	443	171,021
2013						2,020	1,981	1,920	1,883	1,861	510	150,884
2014							1,869	1,838	1,789	1,761	638	125,487
2015								1,873	1,835	1,801	806	112,970
2016									1,772	1,772	944	110,072
2017										1,862	1,349	102,626
Total										$18,351

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$264	$581	$781	$917	$1,015	$1,089	$1,146	$1,190	$1,216	$1,242
2009		265	587	792	937	1,042	1,115	1,170	1,208	1,242
2010			316	709	970	1,154	1,287	1,374	1,439	1,489
2011				371	841	1,156	1,368	1,518	1,622	1,690
2012					359	809	1,106	1,313	1,436	1,529
2013						304	675	917	1,071	1,175
2014							275	598	811	960
2015								261	576	778
2016									255	579
2017										261
Total										$10,945

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

General Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR Reserves	Claims Reported
2008	$501	$457	$468	$454	$451	$416	$398	$401	$398	$394	$40	21,374
2009		382	398	394	382	359	348	347	346	341	33	20,530
2010			355	362	352	355	343	345	376	377	33	18,729
2011				353	343	323	316	315	320	318	49	16,637
2012					321	315	310	295	304	298	66	11,614
2013						318	321	332	352	344	88	9,715
2014							317	318	336	342	128	10,048
2015								316	346	345	194	10,326
2016									352	351	262	11,028
2017										363	302	8,823
Total										$3,473

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$31	$69	$141	$216	$270	$300	$318	$330	$337	$343
2009		22	63	124	181	227	256	277	287	297
2010			14	51	115	181	224	259	314	331
2011				11	47	93	154	198	234	252
2012					8	39	75	124	167	198
2013						7	35	95	152	207
2014							11	31	88	142
2015								7	32	80
2016									8	32
2017										12
Total										$1,894

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Package Business

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR Reserves	Claims Reported
2008	$667	$703	$709	$677	$675	$674	$676	$673	$675	$674	$16	58,109
2009		587	584	584	572	578	577	576	576	574	20	50,351
2010			657	662	654	652	652	651	653	651	24	52,345
2011				810	792	790	800	808	814	813	37	60,892
2012					736	725	728	731	736	735	38	59,621
2013						579	565	573	585	586	50	43,284
2014							566	578	601	602	86	42,718
2015								582	588	585	137	41,202
2016									655	638	228	42,042
2017										695	348	39,524
Total										$6,553

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$278	$451	$510	$562	$595	$620	$633	$643	$649	$652
2009		227	351	411	463	503	527	539	547	550
2010			270	414	487	539	570	601	613	618
2011				377	555	621	684	727	748	762
2012					286	486	560	616	652	673
2013						225	339	414	467	504
2014							226	345	416	468
2015								212	332	383
2016									225	353
2017										235
Total										$5,198

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Commercial Property

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR Reserves	Claims Reported
2008	$478	$465	$465	$464	$467	$464	$464	$463	$464	$464	$—	31,995
2009		267	264	259	258	251	257	257	257	257	—	28,286
2010			286	283	279	282	284	284	284	284	—	28,515
2011				357	356	356	362	361	360	359	—	29,103
2012					329	301	301	305	306	305	1	25,785
2013						234	218	219	220	216	—	20,287
2014							268	260	262	264	—	19,742
2015								264	264	268	3	19,031
2016									328	331	6	19,868
2017										515	81	18,883
Total										$3,263

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$280	$422	$449	$459	$464	$464	$464	$465	$466	$465
2009		179	247	252	256	256	257	257	257	257
2010			198	266	276	281	283	284	284	284
2011				231	332	350	355	358	359	360
2012					171	279	294	300	304	303
2013						157	208	216	218	215
2014							168	243	258	264
2015								172	239	255
2016									188	285
2017										210
Total										$2,898

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Commercial Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR Reserves	Claims Reported
2008	$303	$311	$304	$303	$304	$304	$302	$307	$306	$306	$4	43,885
2009		306	292	287	287	297	301	302	302	302	1	38,688
2010			277	280	296	319	323	328	327	324	7	38,112
2011				272	310	356	356	366	365	362	7	39,262
2012					311	376	390	401	394	390	14	35,970
2013						309	314	329	336	335	24	31,881
2014							306	314	328	333	48	29,171
2015								302	353	368	99	27,928
2016									372	380	155	27,771
2017										346	243	22,665
Total										$3,446

Cumulative Paid Losses & Allocated Loss Adjustment Expense, Net of Reinsurance
	For the years ended December 31
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$61	$124	$185	$238	$270	$289	$295	$299	$300	$302
2009		56	115	175	237	274	291	298	300	301
2010			55	125	188	252	289	300	308	313
2011				62	133	211	273	315	339	348
2012					65	142	233	306	345	358
2013						61	128	199	255	289
2014							58	129	195	249
2015								61	141	204
2016									62	140
2017										55
Total										$2,559

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Commercial Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	IBNR Reserves	Claims Reported
2015	$74	$75	$75	$—	26,812
2016		79	78	—	26,320
2017			85	4	22,965
Total			$238

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017
2015	$69	$75	$75
2016		71	78
2017			74
Total			$227

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Professional Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR Reserves	Claims Reported
2008	$281	$253	$244	$274	$280	$276	$276	$282	$277	$284	$16	4,959
2009		254	251	244	266	257	263	255	257	257	19	5,114
2010			202	211	212	205	201	200	195	199	31	4,890
2011				226	228	232	226	219	219	220	44	4,707
2012					174	172	168	149	146	144	33	3,729
2013						136	136	123	110	103	35	2,782
2014							116	123	118	114	44	2,878
2015								104	113	113	51	2,943
2016									106	106	66	3,090
2017										107	82	2,733
Total										$1,647

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$13	$61	$126	$166	$202	$221	$230	$260	$264	$266
2009		17	69	127	177	194	226	225	226	235
2010			22	62	103	137	148	157	162	166
2011				11	57	100	128	163	170	173
2012					11	41	60	89	97	107
2013						4	19	31	39	55
2014							4	21	40	64
2015								4	23	49
2016									4	25
2017										6
Total										$1,146

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Bond

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR Reserves	Claims Reported
2008	$75	$67	$62	$52	$47	$47	$44	$47	$48	$46	$7	3,450
2009		71	71	69	58	57	51	49	49	49	4	3,309
2010			71	75	80	79	73	69	70	90	24	2,670
2011				72	76	76	75	70	70	69	10	2,126
2012					69	69	60	53	48	48	16	1,719
2013						63	58	54	48	48	29	1,452
2014							69	65	65	66	20	1,362
2015								65	65	62	29	1,347
2016									59	59	45	1,227
2017										61	53	1,018
Total										$598

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$5	$18	$23	$30	$32	$34	$39	$39	$39	$39
2009		9	32	45	46	44	43	44	44	44
2010			13	46	59	58	59	63	66	66
2011				12	39	51	56	57	59	59
2012					12	25	26	24	25	25
2013						3	9	17	18	18
2014							18	31	40	43
2015								9	19	23
2016									2	11
2017										5
Total										$333

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Personal Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR Reserves	Claims Reported
2008	$1,253	$1,249	$1,227	$1,207	$1,197	$1,196	$1,192	$1,191	$1,188	$1,188	$3	248,990
2009		1,351	1,305	1,280	1,255	1,256	1,260	1,259	1,257	1,257	3	254,551
2010			1,346	1,321	1,293	1,287	1,282	1,275	1,265	1,265	3	248,944
2011				1,181	1,170	1,180	1,173	1,166	1,154	1,154	7	221,879
2012					1,141	1,149	1,146	1,142	1,133	1,130	8	210,740
2013						1,131	1,145	1,144	1,153	1,152	14	205,428
2014							1,146	1,153	1,198	1,200	34	208,817
2015								1,195	1,340	1,338	92	216,189
2016									1,407	1,402	235	213,563
2017										1,277	554	175,871
Total										$12,363

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$469	$861	$1,031	$1,121	$1,160	$1,175	$1,181	$1,183	$1,184	$1,184
2009		492	888	1,083	1,171	1,223	1,240	1,246	1,250	1,251
2010			496	915	1,108	1,202	1,239	1,251	1,256	1,258
2011				447	826	1,006	1,088	1,126	1,140	1,145
2012					441	818	986	1,067	1,104	1,114
2013						442	816	1,002	1,091	1,121
2014							430	843	1,032	1,125
2015								475	935	1,142
2016									505	968
2017										441
Total										$10,749

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Personal Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	IBNR Reserves	Claims Reported
2015	$629	$632	$630	$—	395,923
2016		665	656	2	406,162
2017			598	(8)	343,178
Total			$1,884

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017
2015	$610	$630	$629
2016		634	653
2017			574
Total			$1,856

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Homeowners

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR Reserves	Claims Reported
2008	$742	$768	$777	$778	$779	$779	$779	$779	$780	$779	$—	165,108
2009		757	777	776	772	772	772	772	769	768	—	149,790
2010			838	850	838	840	840	840	836	834	—	161,581
2011				955	920	919	916	914	911	908	1	179,377
2012					774	741	741	741	739	738	2	142,804
2013						673	638	637	634	632	4	113,469
2014							710	707	702	700	5	121,809
2015								690	703	690	9	119,722
2016									669	673	20	118,748
2017										866	96	115,488
Total										$7,588

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$548	$721	$750	$764	$773	$775	$777	$777	$778	$778
2009		559	727	749	759	763	765	766	766	767
2010			599	789	815	825	829	832	833	833
2011				709	871	891	899	903	905	908
2012					547	696	719	727	731	734
2013						467	590	611	622	626
2014							526	663	684	691
2015								487	645	665
2016									481	621
2017										538
Total										$7,161
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
Reserves for losses are set by line of business within the reporting segments. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Lines of business for which reported losses emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which reported losses emerge more quickly are referred to as short-tail lines of business. The Company’s shortest tail lines of business are homeowners, commercial property and automobile physical damage. The longest tail lines of business include workers’ compensation, general liability and professional liability. For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods after a given

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

accident year and, accordingly, may not be indicative of ultimate losses.
The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. While actuarial methods used and judgments change depending on the age of the accident year, in 2017, there were no new methods or types of judgments introduced or changes in how those methods and judgments were applied. The reserve selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates.
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
Paid development and reported development techniques are used for most lines of business though more weight is given to the reported development method for some of the long-tailed lines like general liability. In addition, for long-tailed lines of business, the Company relies on the expected loss ratio method for immature accident years. Frequency/severity techniques are used predominantly for professional liability and are also used for automobile liability. For most lines, reserves for allocated loss adjustment expenses ("ALAE", or those expenses related to specific claims) are analyzed using paid development techniques and an analysis of the relationship between ALAE and loss payments. Reserves for ULAE are determined using the expected cost per claim year and the anticipated claim closure pattern as well as the ratio of paid ULAE to paid losses.
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
Cumulative number of reported claims
For property and casualty, claim counts represent the number of claim features on a reported claim where a claim feature is each separate coverage for each claimant affected by the claim event.  For example, one car accident that results in two bodily injury claims and one automobile damage liability claim would be counted as three claims within the personal automobile liability triangle. Similarly, a fire that impacts one commercial building may result in multiple claim features due to the potential for claims related to business interruption, structural damage, and loss of the physical contents of the building. Claim features that result in no paid losses are included in the reported claim counts.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Workers' compensation	16.0%	19.9%	13.1%	9.2%	6.4%	4.7%	3.5%	2.7%	2.0%	1.7%
General liability	3.7%	9.0%	16.0%	17.4%	13.8%	9.4%	7.7%	3.6%	2.2%	1.6%
Package business	38.9%	22.0%	10.3%	8.3%	5.5%	3.6%	1.9%	1.2%	0.7%	0.4%
Commercial property	61.8%	27.8%	4.6%	1.6%	0.5%	0.1%	0.1%	0.1%	—%	—%
Commercial automobile liability	17.4%	20.5%	20.3%	18.1%	11.0%	5.0%	2.3%	1.1%	0.4%	0.5%
Commercial automobile physical damage	90.1%	8.2%	(0.3)%
Professional liability	5.5%	18.5%	18.7%	16.2%	10.3%	6.8%	1.6%	4.3%	2.4%	0.4%
Bond	14.6%	26.8%	13.6%	3.7%	0.9%	2.0%	3.8%	—%	(0.1)%	0.6%
Personal automobile liability	37.6%	33.1%	15.4%	7.4%	3.2%	1.1%	0.4%	0.3%	0.1%	—%
Personal automobile physical damage	96.5%	3.1%	(0.2)%
Homeowners	72.1%	20.8%	3.1%	1.3%	0.6%	0.3%	0.1%	0.1%	0.1%	—%
Group Life, Disability and Accident Products

Roll-forward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2017	2016	2015
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$5,772	$5,889	$6,013
Reinsurance recoverables	208	218	209
Beginning liabilities for unpaid losses and loss adjustment expenses, net	5,564	5,671	5,804
Add: Aetna U.S. group life and disability business acquisition [3]	2,833	—	—
Provision for unpaid losses and loss adjustment expenses
Current incurral year	2,868	2,562	2,447
Prior year's discount accretion	202	202	214
Prior incurral year development [1]	(185)	(162)	(146)
Total provision for unpaid losses and loss adjustment expenses [2]	2,885	2,602	2,515
Less: payments
Current incurral year	1,528	1,327	1,257
Prior incurral years	1,451	1,382	1,391
Total payments	2,979	2,709	2,648
Ending liabilities for unpaid losses and loss adjustment expenses, net	8,303	5,564	5,671
Reinsurance recoverables	209	208	218
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,512	$5,772	$5,889

[1]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[2]
Includes unallocated loss adjustment expenses of $111, $100 and $96 for the years ended December 31, 2017, 2016 and 2015, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

[3]	Represents Aetna U.S. group life and disability business reserves, net as of the acquisition date, subject to final purchase accounting.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Group Life, Disability and Accident Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2017			2016			2015
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts		$9,071			$6,382			$6,565
Less: amount of discount	1,536			1,303			1,382
Carrying value of liability for unpaid losses and loss adjustment expenses		$7,535			$5,079			$5,183
Weighted average discount rate	3.5%			4.3%			4.4%
Range of discount rate	2.1%	-	8.0%	3.0%	-	8.0%	3.0%	-	8.0%
Reserves are discounted at rates in effect at the time claims were incurred, ranging from 2.1% for life and disability reserves acquired from Aetna based on interest rates in effect at the acquisition date of November 1, 2017, to 8.0% for the Company’s pre-acquisition reserves for incurral year 1990, and vary by product. Prior year's discount accretion has been calculated as the average reserve balance for the year times the weighted average discount rate. The decrease in the weighted average discount rate for 2017 was primarily due to the fact that reserves for the Aetna U.S. group life and disability business are discounted at market rates in effect as of the acquisition date.
Re-estimates of prior incurral years reserves in 2017 was driven by the following:

•
Group Disability- Prior period estimates decreased by approximately $125 driven by group long-term disability favorable claim incidence for incurral year 2016 and claim recoveries higher than prior reserve assumptions.

•
Group Life and Accident (including Group Life Premium Waiver)- Contributing to an approximately $60 decrease in prior period reserve estimates was favorable claim incidence on group life premium waiver for incurral year 2016.

Re-estimates of prior incurral years reserves in 2016 was driven by the following:

•
Group Disability- Prior period estimates decreased by approximately $90 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions, particularly in the older incurral years. This favorability was partially offset by lower Social Security Disability approvals driven by lower approval rates and backlogs in the Social Security Administration.

•
Group Life and Accident (including Group Life Premium Waiver)- Contributing to an approximately $75 decrease in prior period reserve estimates was favorable claim incidence on group life premium waiver for incurral year 2015.

Re-estimates of prior incurral years reserves in 2015 was driven by the following:

•
Group Disability- Prior period estimates decreased by approximately $90 largely driven by updated assumptions related to the probability and timing of long-term disability claim recoveries, which were updated to reflect recent favorable trends. This favorability was partially offset by lower approval rates and backlogs in the Social Security Administration.

•
Group Life and Accident (including Group Life Premium Waiver- Prior period estimates decreased by approximately $50 largely driven by favorable claim incidence and recovery experience on group life premium waiver.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2017

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Incurral Years Displayed in Triangles	Cumulative Paid for Incurral Years Displayed in Triangles	Unpaid for Incurral Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Group long-term disability	$10,511	$(5,138)	$2,651	$166	$(1,383)	$6,807	$207	$7,014
Group life and accident, excluding premium waiver	5,839	(5,350)	138	3	(21)	609	1	610
Group short-term disability			99	5	—	104	—	104
Group life premium waiver			869	7	(132)	744	1	745
Group supplemental health			39	—	—	39	—	39
Total Group Benefits	$16,350	$(10,488)	$3,796	$181	$(1,536)	$8,303	$209	$8,512
The following loss triangles present historical loss development for incurred and paid claims by the year the insured claim occurred, referred to as the incurral year. Triangles are limited to the number of years for which claims incurred typically remain outstanding. For group long-term disability, the Company has provided seven incurral years of claims data as data for earlier periods was not available with respect to the U.S. group life and disability business acquired from Aetna. Short-tail lines, which represent claims generally expected to be paid within a few years, have three years of claim development displayed.
Group Long-Term Disability

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	IBNR Reserves	Claims Reported
2011	1,917	1,761	1,660	1,659	1,669	1,660	1,649	1	39,149
2012		1,829	1,605	1,539	1,532	1,530	1,515	—	37,438
2013			1,660	1,479	1,429	1,429	1,416	2	31,752
2014				1,636	1,473	1,430	1,431	2	32,936
2015					1,595	1,442	1,422	15	33,349
2016						1,651	1,481	38	33,413
2017							1,597	687	23,158
Total							$10,511

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017
2011	118	508	743	886	996	1,087	1,167
2012		108	483	708	835	933	1,014
2013			102	443	664	791	881
2014				103	448	675	801
2015					108	460	687
2016						112	479
2017							109
Total							$5,138
Group Life and Accident, excluding Premium Waiver

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2015	2016	2017	IBNR Reserves	Claims Reported
2015	$1,983	$1,919	$1,921	$8	47,954
2016		1,974	1,919	23	44,762
2017			1,999	401	35,592
Total			$5,839

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2015	2016	2017
2015	$1,541	$1,889	$1,911
2016		1,529	1,888
2017			1,551
Total			$5,350
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
For incurral years with IBNR claims, estimates of ultimate losses are made by applying completion factors to the dollar amount of claims reported or expected depending on the market segment. IBNR represents estimated ultimate losses less both DLR and cumulative paid amounts for all reported claims. Completion factors are derived using standard actuarial techniques using triangles that display historical claim count emergence by incurral month. These estimates are reviewed for reasonableness and are adjusted for current trends and other factors expected to cause a change in claim emergence. The IBNR includes an estimate of unpaid claim expenses, including a provision for the cost of initial set-up of the claim once reported.
For all products, including LTD, there is a period generally ranging from two to twelve months, depending on the product and market segment, where emerged claim information for an incurral year is not yet credible enough to be a basis for an IBNR projection.  In

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
11. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

these cases, the ultimate losses and allocated loss adjustment expenses are estimated using earned premium multiplied by an expected loss ratio.
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

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year
Group long-term disability	7.2%	24.4%	15.3%	8.7%	6.5%	5.4%	4.8%
Group life and accident, excluding premium waiver	79.2%	18.4%	1.1%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
12. Reserve for Future Policy Benefits

Changes in Reserves for Future Policy Benefits [1]
Liability balance as of January 1, 2017	$322
Acquired [2]	346
Incurred	86
Paid	(50)
Change in unrealized investment gains and losses	9
Liability balance as of December 31, 2017	$713
Reinsurance recoverable asset, as of January 1, 2017	$28
Incurred	(1)
Paid	(1)
Reinsurance recoverable asset, as of December 31, 2017	$26

Liability balance as of January 1, 2016	$492
Incurred	(139)
Paid	(45)
Change in unrealized investment gains and losses	14
Liability balance as of December 31, 2016	$322
Reinsurance recoverable asset, as of January 1, 2016	$27
Incurred	1
Paid	—
Reinsurance recoverable asset, as of December 31, 2016	$28

[1]
Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for structured settlement and terminal funding agreement liabilities retained which are in the Corporate category.

[2]
Represents reserves, net, related to the U.S. group life and disability business acquired from Aetna, as of the acquisition date. For additional information. see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Debt

The Company’s long-term debt securities are issued by HFSG Holding Company, and are unsecured obligations of HFSG Holding Company, and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company. Debt issued by HLI with a carrying amount of $142 is included in liabilities held for sale in the accompanying consolidated balance sheets and, therefore, is not included in the table below.
Debt is carried net of discount and issuance cost.
Interest expense on debt is included in the corporate category for segment reporting.
Short-term and Long-term Debt by Issuance

	As of December 31,
	2017	2016
Revolving Credit Facilities	$—	$—
Senior Notes and Debentures
5.375% Notes, due 2017	—	416
6.3% Notes, due 2018	320	320
6.0% Notes, due 2019	413	413
5.5% Notes, due 2020	500	500
5.125% Notes, due 2022	800	800
5.95% Notes, due 2036	300	300
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	409	409
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	300	300
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
3 month Libor + 2.125% Notes, due 2067 [1]	500	—
8.125% Notes, due 2068	500	500
Total Notes and Debentures	5,115	5,031
Unamortized discount and debt issuance cost [2]	(117)	(122)
Total Debt	4,998	4,909
Less: Current maturities	320	416
Long-Term Debt	$4,678	$4,493

[1]
In April 2017, the Company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments for this debenture into fixed interest payments of approximately 4.39%.

[2]	The amount primarily consists of $79 and $83 as of December 31, 2017 and 2016, respectively, on the 6.1% Notes, due 2041.
The effective interest rate on the 6.1% senior notes due 2041 is 7.9%. The effective interest rate on the remaining notes does not differ materially from the stated rate. The Company incurred interest expense of $316, $327 and $346 on debt for the years ended December 31, 2017, 2016 and 2015, respectively.
Senior Notes
On March 15, 2017, the Company repaid its $416, 5.375% senior notes at maturity.

Junior Subordinated Debentures
Junior Subordinated Debentures by Issuance

Issue	7.875% Debentures	8.125% Debentures [3]	3 Month Libor + 2.125%
Face Value	$600	$500	$500
Interest Rate [1]	7.875% [2]	8.125% [4]	N/A	[5]
Call Date	April 15, 2022	June 15, 2018	February 15, 2017	[6]
Interest Rate Subsequent to Call Date [2]	3 Month Libor + 5.596%	3 Month Libor + 4.6025%	3 Month Libor + 2.125%	[7]
Final Maturity	April 15, 2042	June 15, 2068	February 12, 2067

[1]	Interest rate in effect until call date.

[2]	Payable quarterly in arrears.

[3]	The 8.125% debentures have a scheduled maturity date of June 15, 2038.

[4]	Payable semi-annually in arrears.

[5]	Debentures were issued on call date.

[6]	Reflects original call date: Replacement Capital Covenant associated with the debenture prohibits the Company from redeeming all or any portion of the notes on or prior to February 15, 2022.

[7]
In April, 2017 the company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the interest payments for the 3 month Libor + 2.125% debenture into fixed interest payments of approximately 4.39%.

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
The Company has the right to defer interest payments for up to ten consecutive years without giving rise to an event of default. Deferred interest will continue to accrue and will accrue additional interest at the then applicable interest rate. If the Company defers interest payments, the Company generally may not make payments on or redeem or purchase any shares of its capital stock or any of its debt securities or guarantees that rank upon liquidation, dissolution or winding up equally with or junior to the debentures, subject to certain limited exceptions. If the Company defers interest on the 8.125% and 3 month Libor plus 2.125% debentures for five consecutive years or, if earlier, pays current interest during a deferral period, the Company will be required to pay deferred interest from proceeds from the sale of certain qualifying securities.
The 7.875% , 8.125% and 3 month Libor plus 2.125% debentures may be redeemed in whole prior to the call date upon certain tax or rating agency events, at a price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount plus any accrued and unpaid interest. The Company may elect to redeem the 8.125% debentures in whole or part at its option prior to the call date at a price equal to the greater of 100% of the principal amount being redeemed and the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Debt (continued)

applicable make-whole amount plus any accrued and unpaid interest. The Company may elect to redeem the 7.875% , 8.125% and 3 month Libor plus 2.125% debentures in whole or in part on or after the call date for the principal amount being redeemed plus accrued and unpaid interest to the date of redemption.
In connection with the offering of the 8.125% debentures, the Company entered into a replacement capital covenant ("RCC") for the benefit of holders of one or more designated series of the Company's indebtedness, initially the Company’s 6.1% notes due 2041. Under the terms of the RCC, if the Company redeems the 8.125% debentures at any time prior to June 15, 2048 it can only do so with the proceeds from the sale of certain qualifying replacement securities. On February 7, 2017, the Company executed an amendment to the RCC to lengthen the amount of time the Company has to issue qualifying replacement securities prior to the redemption of the 8.125% debentures and to amend the definition of certain qualifying replacement securities. The 3 month Libor plus 2.125% debentures are qualifying replacement securities within the definition of the RCC, as amended.
In connection with the offering of the three month LIBOR plus 2.125% debenture, the Company entered into a RCC for the benefit of holders of one or more designated series of the Company's indebtedness, initially the Company's 4.3% notes due 2043. Under the terms of the RCC, if the Company redeems the debenture any time prior to February 12, 2047 (or such earlier date on which the RCC terminates by its terms) it can only do so with the proceeds from the sale of certain qualifying replacement securities. The RCC also prohibits the Company from redeeming all or any portion of the notes on or prior to February 15, 2022.
In April, 2017 the company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments for the 3 month Libor plus 2.125% debenture into fixed interest payments of approximately 4.39%.
Long-Term Debt
Long-term Debt Maturities (at par value) as of December 31, 2017

2018 - Current maturities	$320
2019	$413
2020	$500
2021	$—
2022	$800
Thereafter	$3,082
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
Contingent Capital Facility
The Hartford was party to a put option agreement that provided The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford's junior subordinated notes in a maximum aggregate principal amount not to exceed $500. On February 8, 2017, The Hartford exercised the put option resulting in the issuance of $500 in junior subordinated notes with proceeds received on February 15, 2017. Under the Put Option Agreement, The Hartford had been paying the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. Up until the Company exercised the put option, the Company held a variable interest in the Glen Meadow ABC Trust where the Company was not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust.
The junior subordinated notes have a scheduled maturity of February 12, 2047, and a final maturity of February 12, 2067. As noted in the table above, the Company is required to use reasonable efforts to sell certain qualifying replacement securities in order to repay the debentures at the scheduled maturity date. The junior subordinated notes bear interest at an annual rate of three-month LIBOR plus 2.125%, payable quarterly, and are unsecured, subordinated indebtedness of The Hartford.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of December 31, 2017, no borrowings were outstanding under the Credit Facility. As of December 31, 2017, the Company was in compliance with all financial covenants within the Credit Facility.
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2017, there was no commercial paper outstanding.

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
Mutual Funds Litigation
In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940.  During the course of the litigation, the claims regarding distribution fees were dismissed without prejudice, the lineup of funds as plaintiffs changed several times, and the plaintiffs added as a defendant Hartford Funds Management Company(“HFMC”), an indirect subsidiary of the Company that assumed the role of advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to one fund. In March 2016, the court denied the plaintiff's motion, and granted summary judgment for HIFSCO and HFMC with respect to one fund, leaving six funds as plaintiffs: The Hartford Balanced Fund, The Hartford Capital Appreciation Fund, The Hartford Floating Rate Fund, The Hartford Growth Opportunities Fund, The Hartford Healthcare Fund, and The Hartford Inflation Plus Fund. The court further ruled that the appropriate measure of damages on the surviving claims would be the difference, if any, between the actual advisory fees paid through trial and the fees permitted under the applicable legal standard. A bench trial on the issue of liability was held in November 2016. In February 2017, the court granted judgment for HIFSCO and HFMC as to all claims. Plaintiffs have appealed to the United State Court of Appeals for the Third Circuit.
Asbestos and Environmental Claims
The Company continues to receive asbestos and environmental claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.
The Company wrote several different categories of insurance contracts that may cover asbestos and environmental claims. First, the Company wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, the Company wrote excess and umbrella policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage. Third, the Company acted as a reinsurer assuming a portion of those risks assumed by other insurers writing primary, excess, umbrella and reinsurance coverages. Fourth, subsidiaries of the Company participated in the London Market, writing both direct insurance and assumed reinsurance business.
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
While the Company believes that its current asbestos and environmental reserves are appropriate, significant uncertainties limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not estimable now, could be material to The Hartford's consolidated operating results and liquidity.
As of December 31, 2017, the Company reported $1.2 billion of net asbestos reserves and $237 of net environmental reserves. While the Company believes that its current asbestos and environmental reserves are appropriate, significant uncertainties limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
Effective December 31, 2016, the Company entered into an ADC reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., to reduce uncertainty about potential adverse development of asbestos and environmental reserves. Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net asbestos and environmental reserves as of December 31, 2016 of approximately $1.7 billion. The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, cumulative adverse development of asbestos and environmental claims could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these changes could be material to the Company’s consolidated operating results and liquidity. As of December 31, 2017, the Company has incurred $285 in adverse development on asbestos and environmental reserves that have been ceded under the ADC treaty with NICO.
Lease Commitments
The total rental expense on operating leases was $57, $53, and $60 in 2017, 2016, and 2015, respectively, which excludes sublease rental income of $3, $2, and $3 in 2017, 2016 and 2015, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Commitments and Contingencies (continued)

Future minimum lease commitments as of December 31, 2017

Operating Leases
2018	$45
2019	38
2020	30
2021	19
2022	12
Thereafter	41
Total minimum lease payments [1]	$185

[1]	Excludes expected future minimum sublease income of approximately $3, $3, $1, $0, $0 and $0 in 2018, 2019, 2020, 2021, 2022 and thereafter respectively.
The Company’s lease commitments consist primarily of lease agreements for office space, automobiles, and office equipment that expire at various dates.
Unfunded Commitments
As of December 31, 2017, the Company has outstanding commitments totaling $989 million, of which $829 million is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $54 of the outstanding commitments relate to various funding obligations associated with private placement securities. The remaining outstanding commitments of $106 relate to mortgage loans the Company is expecting to fund in the first half of 2018.
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
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of

December 31, 2017 and 2016 the liability balance was $113 and $126, respectively. As of December 31, 2017 and 2016 amounts related to premium tax offsets of $6 and $19, respectively, were included in other assets.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2017 was $534. Of this $534, the legal entities have posted collateral of $609, which is inclusive of initial margin requirements, in the normal course of business. Based on derivative market values as of December 31, 2017, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of December 31, 2017, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require additional $10 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity

Capital Purchase Program ("CPP") Warrants
As of December 31, 2017 and 2016, respectively, the Company has 2.2 million and 4.0 million CPP warrants outstanding and exercisable. The CPP warrants were issued in 2009 as part of a program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008. The CPP warrants expire in June 2019.
CPP warrant exercises were 1.8 million, 0.4 million and 2.8 million during the years ended December 31, 2017, 2016 and 2015, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the CPP warrant exercise price was $8.999, $9.126 and $9.264 as of December 31, 2017, 2016 and 2015, respectively. The exercise price will be settled by the Company withholding the number of common shares issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of the Company's common stock on the trading day on which the warrants are exercised and notice is delivered to the warrant agent.
Equity Repurchase Program
In October 2016, the Board of Directors authorized a new equity repurchase program for $1.3 billion for the period commencing October 31, 2016 through December 31, 2017. The $1.3 billion authorization is in addition to the Company's prior authorization for $4.375 billion, which was completed by December 31, 2016.
During the year ended December 31, 2017, the Company repurchased 20.2 million common shares for $1,028. Effective October 13, 2017 the Company suspended 2017 equity repurchases. The Company does not currently expect to authorize an equity repurchase plan in 2018.
Statutory Results
The domestic insurance subsidiaries of The Hartford prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, predominately use interest rate and mortality assumptions prescribed by the NAIC for life benefit reserves, generally carry bonds at amortized cost, and present reinsurance assets and liabilities net of reinsurance. For reporting purposes, statutory capital and surplus is referred to collectively as "statutory capital". Life insurance subsidaries include the

Company's group benefits subsidiary, Hartford Life and Accident Insurance Company (HLA) and the Company's run-off life and annuity subsidiaries held for sale.
Statutory Net Income

	For the years ended December 31,
	2017	2016	2015
Group Benefits Insurance Subsidiary	$(1,066)	$208	$168
Property and Casualty Insurance Subsidiaries	950	304	1,486
Life and Annuity Run-Off Business	369	349	371
Total	$253	$861	$2,025
Statutory Capital

	As of December 31,
	2017	2016
Group Benefits Insurance Subsidiary	$2,029	$1,624
Property and Casualty Insurance Subsidiaries	7,396	8,261
Life and Annuity Run-Off Business	3,552	4,398
Total	$12,977	$14,283
Regulatory Capital Requirements
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. On an aggregate basis, the Company's U.S. property and casualty insurance companies' RBC ratio was in excess of 200% of its Company Action Level as of December 31, 2017 and 2016. The RBC ratios for the Company's group benefits insurance operating subsidiary (HLA) was in excess of 300% of its Company Action Level as of December 31, 2017 and 2016. The RBC ratio of the Company's held for sale life insurance and annuity run-off entities was in excess of 300% of its respective Company Action Levels as of December 31, 2017 and 2016. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising, or promotional activities.

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
Dividend Restrictions
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are domiciled or deemed commercially domiciled under applicable state insurance laws contain similar or in certain state(s) more restrictive limitations on the payment of dividends. In addition, if any dividend of a domiciled insurer exceeds the insurer's earned surplus or certain other thresholds as calculated under applicable state insurance law, the dividend requires the prior approval of the domestic regulator. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of Hartford Life, Inc. ("HLI"), the holding company of its life and annuity run-off business held for sale, and Hartford Life and Accident Insurance Company ("HLA") and other factors. Dividends paid to HFSG from HLI are subject to provisions of the Stock and Asset Purchase agreement related to the sale of HLI and its run-off life and annuity insurance business and provides for expected dividends from HLI of $300 prior to closing of the sale, subject to regulatory approval. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company.
Total dividends received by HFSG in 2017 from its P&C insurance subsidiaries were $2.4 billion. In connection with the purchase of Aetna's U.S. group life and disability business in the fourth quarter of 2017, the P&C insurance subsidiaries received approval and paid an extraordinary dividend to the HFSG Holding Company of $1.4 billion, of which $800 was funded by approved extraordinary dividends from HLIC. The $800 of extraordinary dividends from HLIC was used to pay down principal on the intercompany note owed by Hartford Holdings, Inc. (HHI) to Hartford Fire Insurance Company. In addition, $100 of Hartford Fire Insurance Company dividends were subsequently contributed to a run-off P&C subsidiary and $63 of P&C insurance subsidiary dividends relate to principal and interest payments on an intercompany note owed by HHI to Hartford Fire Insurance

Company. Accordingly, the net dividend to HFSG Holding Company for the 2017 full year from P&C insurance subsidiaries was approximately $1.5 billion.
The $800 of extraordinary dividends from HLIC were funded in part by $550 of extraordinary dividends from HLIC's indirect wholly-owned subsidiary, Hartford Life and Annuity Insurance Company.
Total net dividends received by HFSG from subsidiaries in 2017 were $3.1 billion, including the $1.5 billion of net dividends from P&C subsidiaries, $1.4 billion from HLIC, $188 from HLA and $75 from Mutual Funds
In 2018, The Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. In 2018, HFSG Holding Company anticipates receiving net dividends of approximately $350 from its property and casualty insurance subsidiaries.
In 2018, Hartford Life and Accident Insurance Company ("HLA") has no dividend capacity for 2018 and does not anticipate paying dividends to the HSFG Holding Company.
On December 4, 2017, The Hartford announced it had entered into a definitive agreement to sell its life and annuity run-off businesses to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group. Up until the anticipated close of the sale, HLIC does not have any additional dividend capacity. Prior to the expected close in 2018, HSFG Holding company anticipates receiving $300 of dividends from HLIC through HLI, subject to approval by the Connecticut Insurance Commissioner. Other intercompany transactions with HLI will be net settled prior to closing.
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders.
Restricted Net Assets
The Company's insurance subsidiaries had net assets of $16 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval at December 31, 2017.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income (loss) from continuing operations before income taxes included income from domestic operations of $704, $521 and $1,517 for the years ended December 31, 2017, 2016 and 2015, and income (losses) from foreign operations of $19, $(74) and $(39) for the years ended December 31, 2017, 2016 and 2015.
Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform establishes new tax laws that will affect 2018, including, but not limited to, (1) reduction of the U.S. federal corporate income tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, (3) limitations on the deductibility of certain executive compensation, (4) changes to the discounting of statutory reserves for tax purposes, and (5) limitations on net operating losses (NOLs) generated after December 31, 2017 though there is no impact to the Company’s current NOL carryforwards.
In connection with our initial analysis of the impact of Tax Reform, the Company recorded a provisional net income tax expense of $877 in the period ending December 31, 2017. This net expense consists of a $821 reduction of The Company’s deferred tax assets primarily due to the reduction in the U.S. federal corporate income tax rate and a $56 sequestration fee payable associated with refundable AMT credits. Net of the sequestration fee payable, the Company's AMT credits of $790 have been reclassified to a current income tax receivable. Tax reform allows for the refund of AMT credits over time but no later than 2022.
For components where we have made provisional estimates of the impact of Tax Reform, future guidance could change these estimates, particularly the estimated amount of sequestration fee payable. Adjustments to income tax expense, if any, will be made in the period the adjustments become known in 2018.
Income Tax Expense (Benefit)

	For the years ended December 31,
	2017	2016	2015
Income Tax Expense (Benefit)
Current - U.S. Federal	$116	$10	$(91)
International	1	—	3
Total current	117	10	(88)
Deferred - U.S. Federal	866	(173)	377
International	2	(3)	—
Total deferred	868	(176)	377
Total income tax expense (benefit)	$985	$(166)	$289
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities as of December 31, 2017 shown in the table below reflect the reduction in deferred taxes required as a result of Tax Reform.  In addition, as a result of entering into a definitive agreement to sell the life and annuity run-off business, deferred tax balances that will be transferred to the buyer have been removed from the following table and are included in assets held for sale.  Included in deferred taxes as of December 31, 2017 are deferred tax assets of the life and annuity run-off business that will be retained by the Company, including $437 for the tax effect of net operating loss carryovers, and $23 of foreign tax credits. While the Company recognized a pre-tax loss of $3.3 billion on the sale of the life and annuity run-off business in 2017, the Company did not record a tax benefit on the sale.  Rather the Company plans to elect to retain tax net operating loss carryovers in lieu of recognizing a tax capital loss in 2018.
Deferred Tax Assets (Liabilities)

	As of December 31,
	2017	2016
Deferred Tax Assets
Loss reserves and tax discount	$104	$262
Unearned premium reserve and other underwriting related reserves	352	384
Investment-related items	194	458
Employee benefits	313	508
Alternative minimum tax credit [1]	—	640
General business credit carryover	3	99
Net operating loss carryover	710	1,458
Foreign tax credit carryover	26	56
Other	1	—
Total Deferred Tax Assets	1,703	3,865
Deferred Tax Liabilities
Deferred acquisition costs	(103)	(176)
Net unrealized gains on investments	(306)	(348)
Other depreciable and amortizable assets	(130)	(243)
Other	—	(99)
Total Deferred Tax Liabilities	(539)	(866)
Net Deferred Tax Asset	$1,164	$2,999
[1]As of December 31, 2017, alternative minimum tax credits of $790 have been reclassified as a current tax receivable. See further discussion below.
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
Future Tax Benefits

	As of
	December 31, 2017		Expiration
	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$3,380	$710	2020			$1
			2023	-	2036	$3,379
Net operating loss carryover - foreign	$3	$—	No expiration			$3
Foreign tax credit carryover	$26	$26	2023	-	2024	$26
Alternative minimum tax credit carryover	$790	$790	No expiration			$—
General business credit carryover	$3	$3	2031	-	2037	$3
Net Operating Loss Carryover
NOLs reflected above arose in taxable years prior to 2017 and are still subject to prior tax law which allows for carryback and limits the period over which carryforwards may be used to offset taxable income as shown in the above table. Utilization of the Company's loss carryovers is dependent upon the generation of sufficient future taxable income. Most of the net operating loss carryover originated from the Company's U.S. and international annuity business, including from the hedging program. The U.S. net operating loss carryover in the table above included $437 of NOL's of the life and annuity run-off business that the Company will retain. Given the expected earnings of the Company going forward, including earnings of its property and casualty, group benefits and mutual fund businesses, the Company expects to generate sufficient taxable income in the future to utilize its net operating loss carryover. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time.
Tax Credit Carryovers
Alternative Minimum Tax Credits- As noted above, because AMT credits are refundable, the Company reflected AMT credits, net of a sequestration fee payable, as a current tax receivable at its undiscounted amount and they are no longer included as deferred tax assets.
Foreign Tax Credits- These credits are available to offset regular federal income taxes from future taxable income. The use of these credits prior to expiration depends on the generation of sufficient taxable income to first utilize all U.S. net operating loss carryovers. However, the Company has purchased certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided.

Income Tax Rate Reconciliation

	For the years ended December 31,
	2017	2016	2015
Tax provision at U.S. federal statutory rate	$253	$157	$517
Tax-exempt interest	(123)	(124)	(132)
Decrease in deferred tax valuation allowance	—	(79)	(102)
Stock-based compensation	(15)	—	—
Solar credits	—	(79)	—
Sale of HFPI and foreign rate differential	5	(37)	—
Tax Reform	877	—	—
Other	(12)	(4)	6
Provision (benefit) for income taxes	$985	$(166)	$289
In addition to the effect of tax-exempt interest, the Company's effective tax rate for the year ended December 31, 2017 reflects a federal income tax benefit of $15 related to a deduction for stock-based compensation that vested at a fair value per share greater than the fair value on the date of grant.
The Company recognized an $877 increase in income tax expense in 2017 due to the effects of Tax Reform, primarily due to the reduction in net deferred tax assets as a result of the reduction in the Federal corporate income tax rate from 35% to 21%.
Additionally, reflected above is a benefit of $79 in 2016 due to the investment in solar energy partnerships. The total tax benefit from the transaction was $113 which includes the tax effects of the related financial statement realized loss from writing down the investments in the partnerships.
Also included in 2016 is a tax benefit primarily due to the sale of the Company's U.K. property and casualty run-off subsidiaries.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Income Taxes (continued)

The tax benefit of $37 relates to the difference between the tax basis and book basis of the Company's investment in the subsidiaries net of additional foreign tax rate differentials. The total estimated tax benefit recognized in 2016 related to the sale of the U.K. property and casualty run-off subsidiaries was $76. For discussion of this transaction, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
Roll-forward of Unrecognized Tax Benefits

	For the years ended December 31,
	2017	2016	2015
Balance, beginning of period	$12	$12	$48
Gross increases - tax positions in prior period	3	—	12
Gross decreases - tax positions in prior period	—	—	(48)
Gross decreases - tax reform	(6)	—	—
Balance, end of period	$9	$12	$12
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
As of December 31, 2017, the Company had a current income tax receivable of $811, including $790 of AMT credits receivable which consist of $846 of AMT credits offset by a $56 sequestration fee payable. As of December 31, 2016, the Company had a current income tax receivable of $141.
The federal audit of the years 2012 and 2013 was completed as of March 31, 2017 with no additional adjustments. The federal audit of The Company's recently acquired subsidiary Maxum for the 2014 tax year was completed as of December 31, 2017 with no adjustments. Management believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized no interest expense for the years ended December 31, 2017, 2016 and 2015. The Company had no interest payable as of December 31, 2017 and 2016. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, Net of Tax for the Year Ended December 31, 2017

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,276	$(3)	$76	$6	$(1,692)	$(337)
OCI before reclassifications	857	—	(8)	28	(146)	731
Amounts reclassified from AOCI	(202)	—	(50)	—	521	269
OCI, net of tax	655	—	(58)	28	375	1,000
Ending balance	$1,931	$(3)	$18	$34	$(1,317)	$663
Changes in AOCI, Net of Tax for the Year Ended December 31, 2016

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,279	$(7)	$130	$(55)	$(1,676)	$(329)
OCI before reclassifications	83	1	(8)	(37)	(52)	(13)
Amounts reclassified from AOCI	(86)	3	(46)	98	36	5
OCI, net of tax	(3)	4	(54)	61	(16)	(8)
Ending balance	$1,276	$(3)	$76	$6	$(1,692)	$(337)
Changes in AOCI, Net of Tax for the Year ended December 31, 2015

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928
OCI before reclassifications	(1,112)	(3)	18	(47)	(135)	(1,279)
Amounts reclassified from AOCI	21	1	(38)	—	38	22
OCI, net of tax	(1,091)	(2)	(20)	(47)	(97)	(1,257)
Ending balance	$1,279	$(7)	$130	$(55)	$(1,676)	$(329)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Net Unrealized Gain on Securities
Available-for-sale securities	$152	$36	$(5)	Net realized capital gains (losses)
	152	36	(5)	Total before tax
	53	13	(2)	Income tax expense (benefit)
	103	63	(18)	(Loss) income from discontinued operations, net of tax
	$202	$86	$(21)	Net (loss) income
OTTI Losses in OCI
Other than temporary impairments	$—	$(2)	$(1)	Net realized capital gains (losses)
	—	(2)	(1)	Total before tax
	—	(1)	—	Income tax expense (benefit)
	—	(2)	—	(Loss) income from discontinued operations, net of tax
	—	(3)	(1)	Net (loss) income
Net Gain on Cash Flow Hedging Instruments
Interest rate swaps	$5	$10	$5	Net realized capital gains (losses)
Interest rate swaps	37	37	31	Net investment income
	42	47	36	Total before tax
	15	17	13	Income tax expense (benefit)
	$23	$16	$15	(Loss) income from discontinued operations, net of tax
	$50	$46	$38	Net (loss) income
Foreign Currency Translation Adjustments
Currency translation adjustments [1]	$—	$(118)	$—	Net realized capital gains (losses)
	—	(118)	—	Total before tax
	—	(20)	—	Income tax expense (benefit)
	$—	$(98)	$—	Net (loss) income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$7	$6	$7	Insurance operating costs and other expenses
Amortization of actuarial loss	(61)	(61)	(65)	Insurance operating costs and other expenses
Settlement loss	(747)	—	—	Insurance operating costs and other expenses
	(801)	(55)	(58)	Total before tax
	(280)	(19)	(20)	Income tax expense (benefit)
	(521)	(36)	(38)	Net (loss) income
Total amounts reclassified from AOCI	$(269)	$(5)	$(22)	Net (loss) income

[1]	Amount in 2016 relates to the sale of the U.K. property and casualty.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans

Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in a variety of investments, including up to 10% in a fund consisting largely of common stock of The Hartford. The Company's contributions include a non-elective contribution of 2.0% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee each pay period. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the dollar-for-dollar matching contributions of employee compensation in excess of the amount that can be contributed under the tax-qualified Investment and Savings Plan. An employee's eligible compensation includes overtime and bonuses but for the Investment and Savings Plan and Excess Savings Plan combined, is limited to $1 annually. The total cost to The Hartford for these plans was approximately $113, $115 and $117 for the years ended December 31, 2017, 2016 and 2015, respectively.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for the years ended December 31, 2017, 2016 and 2015 for these plans was immaterial.
As of December 31, 2017 and 2016 , Investment and Savings Plan assets totaling $540 and $438, respectively, were invested in the separate accounts of HLIC.
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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense under the defined benefit pension plan and group retiree health plan are the discount rate and the expected long-term rate of return on plan assets. The assumed discount rates and yield curve is based on high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. Based on all available market and industry information, it was determined that 3.73% and 3.55% were the appropriate discount rates as of December 31, 2017 to calculate the Company’s pension and other postretirement obligations, respectively.
The expected long-term rate of return is based on actual compound rates of return earned over various historical time periods. The Company also considers the investment volatility, duration and total returns for various time periods related to the characteristics of the pension obligation, which are influenced by the Company's workforce demographics. In addition, the Company considers long-term market return expectations for an investment mix that generally anticipates 60% fixed income securities and 40% non fixed income securities (global equities, hedge funds and private market alternatives) to derive an expected long-term rate of return. Based upon these analyses, management determined the long-term rate of return assumption to be 6.60% and 6.70% for the years ended December 31, 2017 and 2016, respectively. To determine the Company's 2018 expense, the Company is currently assuming an expected long-term rate of return on plan assets of 6.60%.
Weighted Average Assumptions Used in Calculating the Benefit Obligations and the Net Amount Recognized

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2017	2016	2017	2016
Discount rate	3.73%	4.22%	3.55%	3.97%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Weighted Average Assumptions Used in Calculating the Net Periodic Benefit Cost for Pension Plans

	For the years ended December 31,
	2017	2016	2015
Discount rate	4.22%	4.25%	4.00%
Expected long-term rate of return on plan assets	6.60%	6.70%	6.90%
Weighted Average Assumptions Used in Calculating the Net Periodic Benefit Cost for Other Postretirement Plans

	For the years ended December 31,
	2017	2016	2015
Discount rate	3.97%	4.00%	3.75%
Expected long-term rate of return on plan assets	6.60%	6.60%	6.90%
Assumed Health Care Cost Trend Rates

	For the years ended December 31,
	2017	2016	2015
Pre-65 health care cost trend rate	6.75%	6.90%	7.30%
Post-65 health care cost trend rate	N/A	N/A	5.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2024	2023
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

Change in Benefit Obligation

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2017	2016	2017	2016
Benefit obligation — beginning of year	$5,650	$5,734	$272	$301
Service cost	4	2	—	—
Interest cost	170	237	8	11
Plan participants’ contributions	—	—	11	25
Actuarial loss	139	9	5	4
Settlements	(1,647)	—	—	—
Plan Amendment	—	—	—	(1)
Changes in assumptions	332	(30)	10	—
Benefits and expenses paid	(273)	(303)	(51)	(68)
Retiree drug subsidy	—	—	1	—
Foreign exchange adjustment	1	1	—	—
Benefit obligation — end of year	$4,376	$5,650	$256	$272
Changes in assumptions in 2017 primarily included a $350 increase in the benefit obligation for pension benefits as a result of a decline in the discount rate from 4.22% as of the December 31, 2016 valuation to 3.73% as of the December 31, 2017 valuation. Changes in assumptions in 2016 included a decrease of $51 related to the Company's use of updated mortality rates, partially offset by an increase of $21 related to a reduction in the discount rate.
On June 30, 2017, the Company transferred invested assets and cash from plan assets to purchase a group annuity contract that transferred approximately $1.6 billion of the Company's outstanding pension obligations related to certain U.S. retirees, terminated vested participants and beneficiaries. As a result of this transaction, the Company recognized a pre-tax settlement charge of $750. The settlement charge was included in the corporate category for segment reporting.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Change in Plan Assets

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2017	2016	2017	2016
Fair value of plan assets — beginning of year	$4,678	$4,430	$138	$162
Actual return on plan assets	549	250	11	9
Employer contributions	280	301	—	—
Benefits paid [1]	(248)	(279)	(35)	(33)
Expenses paid	(21)	(24)	—	—
Settlements	(1,647)	—	—	—
Foreign exchange adjustment	1	—	—	—
Fair value of plan assets — end of year	$3,592	$4,678	$114	$138
Funded status — end of year	$(784)	$(972)	$(142)	$(134)

[1]	Other postretirement benefits paid represent non-key employee postretirement medical benefits paid from the Company's prefunded trust fund.
The fair value of assets for pension benefits, and hence the funded status, presented in the table above excludes assets of $144 and $132 as of December 31, 2017 and 2016, respectively, held in rabbi trusts and designated for the non-qualified pension plans. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The rabbi trust assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, pension plan assets would have been $3,736 and $4,811 as of December 31, 2017 and 2016, respectively, and the funded status of pension benefits would have been $(640) and $(840) as of December 31, 2017 and 2016, respectively.
Defined Benefit Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2017	2016
Projected benefit obligation	$4,376	$5,650
Accumulated benefit obligation	4,376	5,650
Fair value of plan assets	3,592	4,678
As of December 31, 2017 and 2016 , pension and other postretirement benefits plan assets totaling $3.7 billion and $4.8 billion, respectively, were invested in the separate accounts of HLIC. On January 2, 2018, all the invested assets of the defined benefit pension plans and post-retirement benefit plan were transferred to a third party custodian.

Amounts Recognized in the Consolidated Balance Sheets

	Pension Benefits		Other Postretirement Benefits
	As of December 31,
	2017	2016	2017	2016
Other liabilities	$784	$972	$142	$134
Components of Net Periodic Benefit Cost (Benefit) and Other Amounts Recognized in Other Comprehensive Income (Loss)
As a result of the pension settlement, in 2017, the Company recognized a pre-tax settlement charge of $750 ($488 after-tax) and a reduction to shareholders' equity of $144.
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
This change does not affect the measurement of the Company's total benefit obligations as the change in the interest cost in net income is completely offset in the actuarial (gain) loss reported for the period in other comprehensive income. The change reduced the before tax interest cost component of net periodic benefit cost by $32 as of December 31, 2017. The discount rate being used to measure interest cost is 3.58% for the period from January 1, 2017 to June 30, 2017 and 3.37% for the period from July 1, 2017 to December 31, 2017 for the qualified pension plan, 3.55% for the non-qualified pension plan, and 3.13% for the postretirement benefit plan. Under the Company's historical estimation approach, the weighted average discount rate for the interest cost component would have been 4.22% for the period from January 1, 2017 to June 30, 2017 and 3.92% for the period from July 1, 2017 to December 31, 2017 for the qualified pension plan, 4.19% for the non-qualified pension plan and 3.97% for the postretirement benefit plan. The Company accounted for this change as a change in estimate, and accordingly, has recognized the effect prospectively beginning in 2017.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Net Periodic Cost (Benefit)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2017	2016	2015	2017	2016	2015
Service cost	$4	$2	$2	$—	$—	$—
Interest cost	170	237	235	8	11	12
Expected return on plan assets	(267)	(311)	(311)	(8)	(10)	(12)
Amortization of prior service credit	—	—	—	(7)	(6)	(7)
Amortization of actuarial loss	56	56	60	5	5	5
Settlements	750	—	—	—	—	—
Net periodic cost (benefit)	$713	$(16)	$(14)	$(2)	$—	$(2)
Amounts Recognized in Other Comprehensive Income (Loss)

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2017	2016	2017	2016
Amortization of actuarial loss	$56	$56	$5	$5
Settlement loss	750	—	—	—
Amortization of prior service credit	—	—	(7)	(6)
Net loss arising during the year	(209)	(66)	(12)	(4)
Total	$597	$(10)	$(14)	$(5)
Amounts in Accumulated Other Comprehensive Income (Loss), Before Tax, not yet Recognized as Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	As of December 31,
	2017	2016	2017	2016
Net loss	$(1,966)	$(2,563)	$(129)	$(122)
Prior service credit	—	—	78	85
Total	$(1,966)	$(2,563)	$(51)	$(37)
The pension settlement transaction resulted in an decrease to unrecognized net loss of $750 in 2017. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2018 is $48. The estimated prior service cost for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2018 is $(7). The estimated net loss for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2018 is $6.
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
Target Asset Allocation

	Pension Plans		Other Postretirement Plans
	minimum	maximum	minimum	maximum
Equity securities	5%	35%	15%	45%
Fixed income securities	50%	70%	55%	85%
Alternative assets	—%	45%	—%	—%
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
The majority of the Plan assets are invested in Hartford Life Insurance Company separate accounts managed by HIMCO, a wholly-owned subsidiary of the Company. On January 2, 2018, the assets of the plan previously invested in the separate accounts of HLIC were transferred to a third party custodian. The Plan invests in commingled funds and partnerships managed by unaffiliated managers to gain exposure to emerging markets, equity, hedge funds and other alternative investments. These portfolios encompass multiple asset classes reflecting the current needs of the Plan, the investment preferences and risk tolerance of the Plan and the desired degree of diversification. These asset classes include publicly traded equities, bonds and alternative investments and are made up of individual investments in cash

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

and cash equivalents, equity securities, debt securities, asset-backed securities and hedge funds. Hedge fund investments represent a diversified portfolio of partnership investments in a variety of strategies.
In addition, the Company uses U.S. Treasury bond futures contracts and U.S. Treasury STRIPS in a duration overlay program to adjust the duration of Plan assets to better match the duration of the benefit obligation.
Investment Valuation
For further discussion of the valuation of investments, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Pension Plan Assets at Fair Value as of December 31, 2017

Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$21	$168	$—	$189
Fixed Income Securities:
Corporate	—	1,549	14	1,563
RMBS	—	28	2	30
U.S. Treasuries	3	74	—	77
Foreign government	—	16	1	17
CMBS	—	28	2	30
Other fixed income [1]	—	97	2	99
Mortgage Loans	—	—	140	140
Equity Securities:
Large-cap domestic	595	89	—	684
Mid-cap domestic	11	—	—	11
International	343	—	—	343
Total pension plan assets at fair value, in the fair value hierarchy [2]	$973	$2,049	$161	$3,183
Other Investments, at net asset value [3]:
Private Market Alternatives	—	—	—	168
Hedge funds	—	—	—	212
Total pension plan assets at fair value.	$973	$2,049	$161	$3,563

[1]	Includes ABS, municipal bonds, and CDOs.

[2]
Excludes approximately $1 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Also excludes approximately $30 of interest receivable.

[3]	Investments that are measured at net asset value per share or an equivalent and have not been classified in the fair value hierarchy.

Pension Plan Assets at Fair Value as of December 31, 2016

Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$12	$299	$—	$311
Fixed Income Securities:
Corporate	—	1,469	13	1,482
RMBS	—	266	10	276
U.S. Treasuries	69	649	4	722
Foreign government	—	37	1	38
CMBS	—	131	—	131
Other fixed income [1]	—	96	18	114
Mortgage Loans	—	—	121	121
Equity Securities:
Large-cap domestic	589	107	—	696
Mid-cap domestic	23	—	—	23
International	300	—	—	300
Total pension plan assets at fair value, in the fair value hierarchy [2]	$993	$3,054	$167	$4,214
Other Investments, at net asset value [3]:
Private Market Alternatives	—	—	—	87
Hedge funds	—	—	—	340
Total pension plan assets at fair value.	$993	$3,054	$167	$4,641

[1]	Includes ABS,municipal bonds, and CDOs.

[2]
Excludes approximately $2 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Also excludes approximately $39 of interest receivable.

[3]	Investments that are measured at net asset value per share or an equivalent and have not been classified in the fair value hierarchy.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

2017 Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Mortgage loans	Other [1]	Totals
Fair Value as of January 1, 2017	$13	$10	$1	$121	$22	$167
Realized gains,net	—	—	—	—	2	2
Changes in unrealized gains, net	2	—	—	2	2	6
Purchases	11	1	—	17	7	36
Settlements	—	(5)	—	—	(1)	(6)
Sales	(12)	(4)	—	—	(19)	(35)
Transfers into Level 3	—	—	—	—	2	2
Transfers out of Level 3	—	—	—	—	(11)	(11)
Fair Value as of December 31, 2017	$14	$2	$1	$140	$4	$161

[1]	"Other" includes U.S. Treasuries, Other fixed income and CMBS investments.
During the year ended December 31, 2017, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.

2016 Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Mortgage loans	Other [1]	Totals
Fair Value as of January 1, 2016	$19	$24	$5	$54	$5	$107
Realized gains,net	—	—	—	—	1	1
Changes in unrealized gains (losses), net	—	—	—	(3)	—	(3)
Purchases	15	—	—	70	24	109
Settlements	—	(14)	—	—	(1)	(15)
Sales	(10)	—	(4)	—	(9)	(23)
Transfers into Level 3	—	2	—	—	3	5
Transfers out of Level 3	(11)	(2)	—	—	(1)	(14)
Fair Value as of December 31, 2016	$13	$10	$1	$121	$22	$167
[1]"Other" includes U.S. Treasuries and Other fixed income investments.
During the year ended December 31, 2016, transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.
There was no Company common stock included in the Plan’s assets as of December 31, 2017 and 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Other Postretirement Plan Assets at Fair Value as of December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$4	$—	$—	$4
Fixed Income Securities:
Corporate	—	25	—	25
RMBS	—	17	—	17
U.S. Treasuries	1	25	—	26
Foreign government	—	1	—	1
CMBS	—	5	—	5
Other fixed income	—	4	1	5
Equity Securities:
Large-cap	30	—	—	30
Total other postretirement plan assets at fair value [1]	$35	$77	$1	$113

[1]
Excludes approximately $0 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Also excludes approximately $1 of interest receivable.

Other Postretirement Plan Assets at Fair Value as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$4	$—	$—	$4
Fixed Income Securities:
Corporate	—	35	1	36
RMBS	—	24	1	25
U.S. Treasuries	5	14	—	19
Foreign government	—	2	—	2
CMBS	—	9	—	9
Other fixed income	—	4	1	5
Equity Securities:
Large-cap	37	—	—	37
Total other postretirement plan assets at fair value [1]	$46	$88	$3	$137

[1]	Excludes approximately $1 of interest receivable carried at fair value.

Other Postretirement Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign Government	Other Fixed Income	Totals
Fair Value as of January 1, 2017	$1	$1	$—	$1	$3
Changes in unrealized gains (losses), net	—	—	—	—	—
Purchases	1	—	—	1	2
Settlements	—	(1)	—	—	(1)
Sales	(2)	—	—	—	(2)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	(1)	(1)
Fair Value as of December 31, 2017	$—	$—	$—	$1	$1

Other Postretirement Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign Government	Other Fixed Income	Totals
Fair Value as of January 1, 2016	$2	$3	$—	$—	$5
Changes in unrealized gains (losses), net	—	—	—	—	—
Purchases	1	—	—	1	2
Settlements	—	(2)	—	—	(2)
Sales	(1)	—	—	—	(1)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1)	—	—	—	(1)
Fair Value as of December 31, 2016	$1	$1	$—	$1	$3

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2017 and 2016.
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
Cash Flows
Company Contributions

Employer Contributions	Pension Benefits	Other Postretirement Benefits
2017	$281	$—
2016	$301	$—
In 2017, the Company, at its discretion, made $280 in contributions to the U.S. qualified defined benefit pension plan. The Company does not have a 2018 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2018. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2018 to make this determination.
Employer contributions in 2017 and 2016 were made in cash and did not include contributions of the Company’s common stock.

Benefit Payments
Amounts of Benefits Expected to be Paid over the next Ten Years from Pension and other Postretirement Plans as of December 31, 2017

	Pension Benefits	Other Postretirement Benefits
2018	$221	$30
2019	237	27
2020	240	24
2021	247	22
2022	247	20
2023 - 2027	1,253	74
Total	$2,445	$197

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Stock Compensation Plans

The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2017, 2016 and 2015, the Company issued shares from treasury in satisfaction of stock-based compensation.
Stock-based compensation expense, included in insurance operating costs and other expenses in the consolidated statement of operations, was as follows:
Stock-Based Compensation Expense

	For the years ended December 31,
	2017	2016	2015
Stock-based compensation plans expense [1]	$116	$81	$78
Income tax benefit	(41)	(29)	(27)
Excess tax benefit on awards vested, exercised and expired	(15)	—	—
Total stock-based compensation plans expense, after-tax	$60	$52	$51

[1]
The increase in stock-based compensation plans expense in 2017 was largely due to a change made in 2017 to provide accelerated vesting of newly issued restricted stock unit and performance share awards to retirement eligible employees.

The Company did not capitalize any cost of stock-based compensation. As of December 31, 2017, the total compensation cost related to non-vested awards not yet recognized was $68, which is expected to be recognized over a weighted average period of 1.5 years.
Stock Plan
Future stock-based awards may be granted under The Hartford's 2014 Incentive Stock Plan (the "Incentive Stock Plan") other than the Subsidiary Stock Plan and the Employee Stock Purchase Plan described below. The Incentive Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The maximum number of shares, subject to adjustments set forth in the Incentive Stock Plan, that may be issued to Company employees and third party service providers during the 10-year duration of the Incentive Stock Plan is 12,000,000 shares. If any award under an earlier incentive stock plan is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the Incentive Stock Plan and such shares shall be added to the maximum limit. As of December 31, 2017, there were 8,397,784 shares available for future issuance.
The fair values of awards granted under the Incentive Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally 3 years. For stock option awards to retirement-eligible employees the Company recognizes the expense over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. Beginning with awards granted in 2017, employees with restricted stock units and performance shares receive accelerated vesting upon meeting certain retirement eligibility criteria.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Stock Compensation Plans (continued)

Stock Options Valuation Assumptions

	For the years ended December 31,
	2017			2016			2015
Expected dividend yield	1.9%			2.0%			1.8%
Expected annualized spot volatility	21.8%	-	37.9%	27.3%	-	41.3%	22.1%	-	39.4%
Weighted average annualized volatility	29.5%			34.1%			32.7%
Risk-free spot rate	0.4%	-	2.4%	0.3%	-	1.8%	—%	-	2.6%
Expected term	5.0 years			5.0 years			5.0 years
Non-qualified Stock Option Activity Under the Incentive Stock Plan

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2017
Outstanding at beginning of year	4,599	$34.31
Granted	988	$48.89
Exercised	(330)	$26.47
Forfeited	(22)	$51.98
Expired	(23)	$90.26
Outstanding at end of year	5,212	$37.25	6.2 years	$97
Outstanding, fully vested and expected to vest	5,156	$37.66	6.2 years	$94
Exercisable at end of year	3,331	$32.24	5.0 years	$79
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2017, 2016, and 2015 was $12.38, $12.14 and $10.60, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $8, $1, and $16, respectively.
Share Awards
Share awards granted under the Incentive Stock Plan and outstanding include restricted stock units and performance shares.
Restricted Stock and Restricted Stock Units
Restricted stock units are share equivalents that are credited with dividend equivalents. Dividend equivalents are accumulated and paid in incremental shares when the underlying units vest. Restricted stock are shares of The Hartford's common stock with restrictions as to transferability until vested. Restricted stock units and restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. Generally, restricted stock units vest at the end of or over three years; certain restricted stock units vest at the end of 5 years. Beginning in 2017, restricted stock units vest at the earlier of employees retirement eligibility date or three years. Equity awards granted to non-employee directors generally vest in one year and were made in the form of restricted stock units in 2017, 2016 and 2015.
Performance Shares
Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved at the end of or over three years. While most performance shares vest at the end of or over three years, certain performance shares vest at the end of five years. Beginning in 2017, performance shares vest at the earlier of employees retirement eligibility date or three years.
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
Assumptions

	For the years ended December 31,
	2017			2016			2015
Volatility of common stock	20.3%			22.2%			21.4%
Average volatility of peer companies	15.0%	-	25.0%	15.0%	-	26.0%	14.0%	-	24.0%
Average correlation coefficient of peer companies	60.0%			56.0%			54.0%
Risk-free spot rate	1.5%			1.0%			1.1%
Term	3.0 years			3.0 years			3.0 years
Total Share Awards
Non-vested Share Award Activity Under the Incentive Stock Plan

	Restricted Stock and Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2017
Non-vested at beginning of year	4,913	$39.87	941	$40.72
Granted	1,425	$48.90	404	$48.89
Performance based adjustment			353	$42.40
Vested	(1,496)	$35.97	(721)	$42.40
Forfeited	(398)	$42.86	(182)	$42.95
Non-vested at end of year	4,444	$43.94	795	$45.16
The weighted average grant-date fair value per share of restricted stock units and restricted stock granted during the years ended December 31, 2017, 2016, and 2015 was $48.90, $42.87 and $42.25, respectively. The weighted average grant-date fair value per share of performance shares granted during the years ended December 31, 2017, 2016, and 2015 was $48.89, $41.50 and $42.40, respectively.
The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $94, $128 and $144, respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2017, 2016 and 2015.
Subsidiary Stock Plan
In 2013 the Company established a subsidiary stock-based compensation plan similar to The Hartford Incentive Stock Plan except that it awards non-public subsidiary stock as compensation. The Company recognized stock-based compensation plan expense of $9, $7 and $7 in the years ended December 31, 2017, 2016 and 2015, respectively, for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company recognizes a noncontrolling equity interest. Employees are restricted from selling vested subsidiary stock to anyone other than the Company and the Company has discretion on the amount of stock to repurchase. Therefore the subsidiary stock is classified as equity because it is not mandatorily redeemable. For the year ended December 31, 2017, the Company repurchased $2 in subsidiary stock.
Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Accordingly, the plan is a noncompensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2017, there were 4,517,633 shares available for future issuance. During the years ended December 31, 2017, 2016 and 2015, 204,533 shares, 222,113 shares, and 249,344 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $2.63, $2.26 and $2.15 during the years ended December 31, 2017, 2016 and 2015, respectively. The fair value is estimated based on the 5% discount off the market price per share on the last trading day of the offering period.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Business Dispositions and Discontinued Operations

Business Dispositions
Sale of U.K. business
On May 10, 2017, the Company completed the sale of its U.K. property and casualty run-off subsidiaries, Hartford Financial Products International Limited and Downlands Liability Management Limited, in a cash transaction to Catalina Holdings U.K. Limited ("buyer"), for approximately $272, net of transaction costs. The Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. Revenues and earnings are not material to the Company's consolidated results of operations for the years ended December 31, 2017, 2016 and 2015.
The sale resulted in an after-tax capital loss from the transaction of $5 on the sale for the year ended December 31, 2016.
Major Classes of Assets and Liabilities Transferred by the Company to the Buyer in Connection with the Sale

	Carrying Value as of
	Closing	December 31, 2016 [2]
Assets
Cash and investments	$669	$657
Reinsurance recoverables and other [1]	268	213
Total assets held for sale	937	870
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	653	600
Other liabilities	12	11
Total liabilities held for sale	$665	$611

[1]	Includes intercompany reinsurance recoverables of $71 as of December 31, 2016, settled in cash at closing.

[2]	Classified as assets and liabilities held for sale.
Discontinued Operations
Sale of life and annuity run-off business
On December 3, 2017, the Company’s wholly-owned subsidiary, Hartford Holdings, Inc. (HHI) entered into a definitive agreement to sell the Company's life and annuity run-off business, to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group. Under the terms of the sale agreement, the investor group will form a limited partnership that will acquire Hartford Life, Inc. (HLI), a holding company, and its life and annuity operating subsidiaries, for cash of approximately $1.4 billion after a pre-closing dividend to The Hartford of $300 and The Hartford will receive a 9.7% ownership interest in the limited partnership valued at a cost of $164. All equity investors of the limited partnership are restricted from selling their interest for five years. In addition, as part of the terms of the sale agreement, The Hartford will reduce its long-term debt by $142 because the debt, which was issued by HLI, will be included as part of the sale. Including cash proceeds and the retained equity interest and net of transaction costs, net proceeds for the sale are approximately $1.5 billion.
In addition, The Hartford will retain estimated tax benefits of the life and annuity run-off business totaling approximately $700 based on the newly enacted tax rate of 21%. The estimated retained tax benefits, which will be available for realization subject to the level and timing of The Hartford’s taxable income, include principally $437 of net operating loss carryovers and $235 of alternative minimum tax credits. The amount of net operating loss carryovers ultimately retained will be based on the tax basis of the operations sold. As a result of The Hartford's election to retain a portion of the net operating loss carryovers of the life and annuity run-off business, the Company did not recognize a tax benefit for the loss on sale.
Prior to the closing of the sale, the Company’s group benefits and mutual funds subsidiaries, which are currently subsidiaries of HLI, will be transferred from HLI to HHI and will not be part of the sale.
The transaction completes The Hartford’s exit from the life and annuity run-off businesses and is anticipated to close by June 30, 2018, subject to regulatory approval and other closing conditions. The life and annuity run-off operations meet the criteria for reporting as discontinued operations and are reported in the Corporate category.
For the year ended December 31, 2017, the Company has recognized an estimated loss on sale within discontinued operations of approximately $3.3 billion. Under the agreement, results from the discontinued operations inure to the buyer; therefore, the loss from discontinued operations during the period between signing and closing will remain largely unchanged as any income earned by the life and annuity run-off business will be offset by a higher loss on sale. At closing, shareholders’ equity will be further reduced for the amount of accumulated other comprehensive income (AOCI) of the life and annuity run-off business, which was approximately $1.0 billion as of December 31, 2017, largely consisting of net unrealized gains on investments, net of shadow DAC.
Following the sale, the Company will manage invested assets of the life and annuity run-off business for an initial term of five years and provide transition services for an estimated period of 12 to 24 months.
The following table summarizes the major classes of assets and liabilities of discontinued operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Business Dispositions and Discontinued Operations (continued)

Major Classes of Assets and Liabilities to be Transferred to the Buyer in Connection with the Sale

	Carrying Value as of 12/31/2017	Carrying Value as of 12/31/2016
Assets
Cash and investments	$30,135	$31,433
Reinsurance recoverables	20,785	20,364
Loss accrual [1]	(3,257)	—
Other assets	1,439	688
Separate account assets	115,834	115,665
Total assets held for sale	164,936	168,150
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	$14,482	$13,609
Other policyholder funds and benefits payable	29,228	30,574
Long-term debt	142	142
Other liabilities	2,756	2,933
Separate account liabilities	115,834	115,665
Total liabilities held for sale	$162,442	$162,923

[1]	Represents the estimated accrued loss on sale of the Company's life and annuity run-off business.
To settle outstanding claims, the Company’s property and casualty operations previously bought structured settlements from the life and annuity run-off business held for sale. As of December 31, 2017 and 2016, the Company had $688 and $712, respectively, of liabilities for structured settlements in cases where the Company did not obtain a release of liability from the claimant which are included in liabilities held for sale. As the life and annuity run-off business will become a third party to the Company upon closing of the sale, as of December 31, 2017 and 2016, the accompanying consolidated balance sheets include a reinsurance recoverable from the life and annuity run-off business of $688 and $712, respectively, with corresponding unpaid loss and loss adjustment expense reserves of $688 and $712, respectively, representing the Company’s direct obligation to claimants.
The Hartford has guaranteed the obligations of certain life, accident and health and annuity contracts of the life and annuity run-off business written by Hartford Life Insurance Company ("HLIC") between 1990 and 1997and written by Hartford Life and Annuity Insurance Company ("HLAIC") between 1993 and 2009. After the sale closes, HLIC, HLAIC and the purchaser will indemnify the Company for any liability arising under the guarantees. The  guarantees have no limitation as to maximum potential future payments. The Hartford has not recorded a liability and the likelihood for any payments under these guarantees is remote.
Reconciliation of the Major Line Items Constituting Pretax Profit (Loss) of Discontinued Operations

	For the years ended December 31,
	2017	2016	2015
Revenues
Earned premiums	$106	$114	$92
Fee income and other	912	931	1,040
Net investment income	1,289	1,384	1,469
Net realized capital losses	(53)	(158)	(144)
Total revenues	2,254	2,271	2,457
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	1,416	1,390	1,450
Amortization of DAC	45	146	138
Insurance operating costs and other expenses [1]	368	378	367
Total benefits, losses and expenses	1,829	1,914	1,955
Income before income taxes	425	357	502
Income tax expense	37	74	16
Income from operations of discontinued operations, net of tax	388	283	486
Net realized capital loss on disposal, net of tax	(3,257)	—	—
(Loss) income from discontinued operations, net of tax	$(2,869)	$283	$486
[1]Corporate allocated overhead has been included in continuing operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Business Dispositions and Discontinued Operations (continued)

Cash flows from discontinued operations included in the Consolidated Statement of Cash Flows were as follows:
Cash Flows from Discontinued Operations

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities from discontinued operations	$797	$784	$682
Net cash provided by investing activities from discontinued operations	$1,466	$864	$1,446
Net cash used in financing activities from discontinued operations [1]	$(884)	$(647)	$(1,080)
Cash paid for interest	$11	$11	$11

[1]	Excludes return of capital to parent of $1,396, $752, and $1,001 for 2017, 2016 and 2015, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Quarterly Results (Unaudited)

The following table presents current and historical quarterly results of the Company. As a result of the Company's definitive agreement to sell its life and annuity run-off business, the results of this transaction have been retrospectively reclassified as discontinued operations, and as such, the quarterly results for the prior periods presented below differ from previously reported amounts.

For further discussion of this transaction, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenues	$4,123	$3,930	$4,168	$4,085	$4,144	$4,114	$4,539	$3,978
Benefits, losses and expenses	3,722	3,556	4,449	4,060	3,963	3,690	4,117	4,354
Income (loss) from continuing operations, net of tax	303	298	(152)	99	145	351	(558)	(135)
Income from discontinued operations, net of tax	75	25	112	117	89	87	(3,145)	54
Net income (loss)	$378	$323	$(40)	$216	$234	$438	$(3,703)	$(81)
Basic
(Loss) income from continuing operations, net of tax	$0.82	$0.75	$(0.42)	$0.25	$0.40	$0.91	$(1.56)	$(0.36)
(Loss) income from discontinued operations, net of tax	$0.20	$0.06	$0.31	$0.30	$0.25	$0.23	$(8.81)	$0.14
Net income per common share	$1.02	$0.81	$(0.11)	$0.55	$0.65	$1.14	$(10.37)	$(0.22)
Diluted
(Loss) income from continuing operations, net of tax	$0.80	$0.73	$(0.42)	$0.25	$0.40	$0.90	$(1.56)	$(0.36)
(Loss) income from discontinued operations, net of tax	$0.20	$0.06	$0.31	$0.29	$0.24	$0.22	$(8.81)	$0.14
Net (loss) income per common share	$1.00	$0.79	$(0.11)	$0.54	$0.64	$1.12	$(10.37)	$(0.22)
Weighted average common shares outstanding, basic	371.4	398.5	366.0	391.8	360.2	383.8	357.0	376.6
Weighted average shares outstanding and dilutive potential common shares [1]	378.6	406.3	366.0	398.6	367.0	390.5	357.0	376.6

[1]
As a result of the net loss from continuing operations for the quarters ended December 31, 2017, June 30, 2017, and December 31, 2016, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for stock compensation plans and warrants would have been antidilutive to the earnings (loss) per share calculation.

Part IV - Schedule I. Summary of Investments - Other Investments in Affiliates

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(in millions)

	As of December 31, 2017
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$4,492	$4,536	$4,536
States, municipalities and political subdivisions	11,743	12,485	12,485
Foreign governments	1,071	1,110	1,110
Public utilities	2,097	2,188	2,188
All other corporate bonds	10,273	10,616	10,616
All other mortgage-backed and asset-backed securities	5,936	6,029	6,029
Total fixed maturities, available-for-sale	35,612	36,964	36,964
Fixed maturities, at fair value using fair value option	40	41	41
Total fixed maturities	35,652	37,005	37,005
Equity Securities
Common stocks
Industrial, miscellaneous and all other	859	959	959
Non-redeemable preferred stocks	48	53	53
Total equity securities	907	1,012	1,012
Mortgage loans	3,175	3,220	3,175
Futures, options and miscellaneous	167	96	96
Short-term investments	2,270	2,270	2,270
Investments in partnerships and trusts	1,588		1,588
Total investments	$43,759		$45,146

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(In millions)

	As of December 31,
Condensed Balance Sheets	2017	2016
Assets
Fixed maturities, available-for-sale, at fair value	$637	$849
Other investments	(1)	1
Short-term investments	442	321
Cash	2	—
Investment in affiliates [1]	19,023	21,889
Deferred income taxes	693	1,488
Unamortized issue costs	1	3
Other assets	11	35
Total assets	$20,808	$24,586
Liabilities and Stockholders’ Equity
Net payable to affiliates	$1,598	$1,503
Short-term debt (includes current maturities of long-term debt)	320	416
Long-term debt	4,678	4,494
Other liabilities	718	1,270
Total liabilities	7,314	7,683
Total stockholders’ equity	13,494	16,903
Total liabilities and stockholders’ equity	$20,808	$24,586

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2017	2016	2015
Net investment income	$15	$21	$14
Net realized capital losses	(1)	(6)	(6)
Total revenues	14	15	8
Interest expense	316	328	346
Pension settlement	750	—	—
Other expenses	1	9	35
Total expenses	1,067	337	381
Loss before income taxes and earnings of subsidiaries	(1,053)	(322)	(373)
Income tax (benefit)	106	(117)	(131)
Loss before earnings of subsidiaries	(1,159)	(205)	(242)
Earnings of subsidiaries [1]	(1,972)	1,101	1,924
Net income (loss)	(3,131)	896	1,682
Other comprehensive income (loss) - parent company:
Change in net gain/loss on cash-flow hedging instruments	2	—	—
Change in net unrealized gain/loss on securities	280	1	(1)
Change in pension and other postretirement plan adjustments	107	(6)	(82)
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	389	(5)	(83)
Other comprehensive income of subsidiaries	611	(3)	(1,174)
Total other comprehensive income (loss)	1,000	(8)	(1,257)
Total comprehensive income (loss)	$(2,131)	$888	$425
[1] Includes amounts for the life and annuity run-off business accounted for as held for sale and operating results for that business included in discontinued operations in the Consolidated Financial Statements. See Note 20 – Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2017	2016	2015
Operating Activities
Net income	$(3,131)	$896	$1,682
Loss on extinguishment of debt	—	—	21
Undistributed earnings of subsidiaries	1,972	(1,101)	(1,924)
Change in operating assets and liabilities	3,220	1,634	1,167
Cash provided by operating activities	2,061	1,429	946
Investing Activities
Net sales of short-term investments	(121)	30	609
Capital contributions to subsidiaries	(633)	491	742
Cash provided by (used for) investing activities	(754)	521	1,351
Financing Activities
Proceeds from issuance of long-term debt	500	—	—
Repayments of long-term debt	(416)	(275)	(773)
Treasury stock acquired	(1,028)	(1,330)	(1,250)
Proceeds from net issuances of common shares under incentive and stock compensation plans and excess tax benefits	(20)	(11)	42
Dividends paid — Common Shares	(341)	(334)	(316)
Cash used for financing activities	(1,305)	(1,950)	(2,297)
Net change in cash	2	—	—
Cash — beginning of year	—	—	—
Cash — end of year	$2	$—	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$312	$326	$351
Dividends Received from Subsidiaries	$2,142	$1,320	$1,127

Part IV - Schedule III. Supplementary Insurance Information

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Reserve for Future Policy Benefits	Unearned Premiums	Other Policyholder Funds and Benefits Payable

As of December 31, 2017
Commercial Lines	$467	$18,893	$—	$3,504	$—
Personal Lines	127	2,294	—	1,768	—
Property & Casualty Other Operations	—	2,588	—	10	—
Group Benefits	47	8,512	441	40	492
Mutual Funds	9	—	—	—	—
Corporate	—	—	272	—	324
Consolidated	$650	$32,287	$713	$5,322	$816
As of December 31, 2016
Commercial Lines	$448	$17,950	$—	$3,441	$—
Personal Lines	143	2,094	—	1,898	—
Property & Casualty Other Operations	$—	$2,501	$—	$11	$—
Group Benefits	42	5,772	82	42	265
Mutual Funds	$12	$—	$—	$—	$—
Corporate	—	—	240	—	337
Consolidated	$645	$28,317	$322	$5,392	$602

Part IV - Schedule III. Supplementary Insurance Information

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income (Loss)	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Insurance Operating Costs and Other Expenses [1] [2]	Net Written Premiums [3]
For the year December 31, 2017
Commercial Lines	$6,902	$949	$4,322	$1,009	$1,381	$6,956
Personal Lines	3,819	141	3,000	309	649	3,561
Property & Casualty Other Operations	—	106	18	—	9	—
Group Benefits	3,677	381	2,803	33	924	—
Mutual Funds	804	3	—	21	617	—
Corporate	4	23	31	—	1,125	—
Consolidated	$15,206	$1,603	$10,174	$1,372	$4,705	$10,517
For the year December 31, 2016
Commercial Lines	$6,690	$917	$3,994	$973	$1,244	$6,732
Personal Lines	4,023	135	3,175	348	669	3,837
Property & Casualty Other Operations	—	127	278	—	663	(1)
Group Benefits	3,223	366	2,514	31	776	—
Mutual Funds	701	1	—	24	557	—
Corporate	3	31	—	1	413	—
Consolidated	$14,640	$1,577	$9,961	$1,377	$4,322	$10,568
For the year December 31, 2015
Commercial Lines	$6,551	$910	$3,886	$951	$1,232	$6,625
Personal Lines	3,997	128	2,768	359	714	3,918
Property & Casualty Other Operations	32	133	243	—	25	35
Group Benefits	3,136	371	2,427	31	788	—
Mutual Funds	723	1	—	22	568	—
Corporate	9	18	—	1	504	—
Consolidated	$14,448	$1,561	$9,324	$1,364	$3,831	$10,578
[1] includes interest expense, loss on extinguishment of debt, restructuring and other costs, and reinsurance loss on disposition
[2] Includes amortization of intangible assets
[3] Excludes life insurance pursuant to Regulation S-X.

Part IV - Schedule IV. Reinsurance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded Amount	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2017
Life insurance in-force	$700,860	$9,493	$301,573	$992,940	30%
Insurance revenues
Property and casualty insurance	$10,923	$600	$232	$10,555	2%
Life insurance and annuities	1,526	14	232	1,744	13%
Accident and health insurance	1,755	36	214	1,933	11%
Total insurance revenues	$14,204	$650	$678	$14,232	5%
For the year ended December 31, 2016
Life insurance in-force	$657,197	$7,919	$22,239	$671,517	3%
Insurance revenues
Property and casualty insurance	$10,871	$583	$261	$10,549	2%
Life insurance and annuities	1,471	11	52	1,512	3%
Accident and health insurance	1,689	33	55	1,711	3%
Total insurance revenues	$14,031	$627	$368	$13,772	3%
For the year ended December 31, 2015
Life insurance in-force	$619,490	$4,648	$21,406	$636,248	3%
Insurance revenues
Property and casualty insurance	$10,704	$586	$298	$10,416	3%
Life insurance and annuities	1,439	10	49	1,478	3%
Accident and health insurance	1,668	58	48	1,658	3%
Total insurance revenues	$13,811	$654	$395	$13,552	3%

Part IV - Schedule V. Valuation and Qualifying Accounts

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance January 1,	Increase (decrease) in Costs and Expenses	Write-offs/ Payments/ Other	Balance December 31,
2017
Allowance for doubtful accounts and other	$137	$42	$(47)	$132
Allowance for uncollectible reinsurance	165	4	(65)	104
Valuation allowance on mortgage loans	—	1	—	1
Valuation allowance for deferred taxes	—	—	—	—
2016
Allowance for doubtful accounts and other	$134	$39	$(36)	$137
Allowance for uncollectible reinsurance	266	3	(104)	165
Valuation allowance on mortgage loans	4	—	(4)	—
Valuation allowance for deferred taxes	79	(79)	—	—
2015
Allowance for doubtful accounts and other	$131	$44	$(41)	$134
Allowance for uncollectible reinsurance	271	12	(17)	266
Valuation allowance on mortgage loans	3	3	(2)	4
Valuation allowance for deferred taxes	181	(102)	—	79

Part IV - Schedule VI. Supplementary Information Concerning Property and Casualty Insurance Operations

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(In millions)

	Discount Deducted From Liabilities [1]	Losses and Loss Adjustment Expenses Incurred Related to:		Paid Losses and Loss Adjustment Expenses
		Current Year	Prior Year
Years ended December 31,
2017	$410	$7,381	$(41)	$6,579
2016	$483	$6,990	$457	$6,968
2015	$523	$6,647	$250	$6,719

[1]
Reserves for permanently disabled claimants have been discounted using the weighted average interest rates of 3.06%, 3.11%, and 3.24% for the years ended December 31, 2017, 2016, and 2015, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. ("The Hartford") dated as of September 4, 2012.	10-Q	001-13958	2.01	11/01/2012
2.02	Stock and Asset Purchase Agreement dated December 3, 2017 by and between The Hartford Financial Services Group, Inc., Hartford Holdings, Inc. Hopmeadow Acquisition, Inc. Hopmeadow Holdings, LP and Hopmeadow Holdings GP LLC.	8-K	001-13958	2.01	12/04/2017
2.03	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford dated as of September 27, 2012.	10-Q	001-13958	2.02	11/01/2012
2.04	Commitment Agreement by and between The Hartford Financial Services Group, Inc., The Prudential Insurance Company of America and State Street Global Advisors Trust Company, as the Independent Fiduciary of The Hartford Retirement Plan for U.S. Employees, dated as of June 23, 2017.	10-Q	001-13958	2.01	07/27/2017
2.05	Master Transaction Agreement by and between Hartford Life & Accident Insurance Company, a subsidiary of The Hartford Financial Services Group, Inc., and Aetna Inc. dated as of October 22, 2017.	8-K	001-13958	2.01	10/23/2017
2.06	Stock Purchase Agreement, dated as of April 28, 2014, between Hartford Life, Inc., a subsidiary of The Hartford Financial Services Group, Inc., and ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation.	8-K	001-13958	2.01	04/28/2014
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.01	7/21/2016
4.01	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.01	03/12/2004
4.02	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford Financial Services Group, Inc., and Wilmington Trust Company (as successor to LaSalle Bank, National Association), as Trustee.	8-K	001-13958	4.01	02/16/2007
4.03	Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	S-3ASR	333-142044	4.03	04/11/2007
4.04	Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.01	06/06/2008
4.05	First Supplemental Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.02	06/06/2008
4.06	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K/A	001-13958	4.03	04/06/2012

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.07	First Supplemental Indenture, dated as of August 9, 2013, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3ASR	333-190506	4.07	08/09/2013
4.08	Replacement Capital Covenant dated as of June 6, 2008.	8-K	001-13958	4.04	06/06/2008
4.09	Amendment dated as of February 7, 2017 to the Replacement Capital Covenant dated as of June 6, 2008.	8-K	001-13958	4.02	02/08/2017
4.10	Replacement Capital Covenant dated as of February 15, 2017.	8-K	001-13958	4.01	02/15/2017
4.11	Warrant to Purchase Shares of Common Stock of The Hartford Financial Services Group, Inc., dated June 26, 2009.	8-K	001-13958	4.01	06/26/2009
10.01
Aggregate Excess of Loss Reinsurance Agreement by and between Hartford Fire Insurance Company, First State Insurance Company, New England Insurance Company, New England Reinsurance Corporation, Hartford Accident and Indemnity Company, Hartford Casualty Insurance Company, Hartford Fire Insurance Company, Hartford Insurance Company of Illinois, Hartford Insurance Company of the Midwest, Hartford Insurance Company of the Southeast, Hartford Lloyd’s Insurance Company, Hartford Underwriters Insurance Company, Nutmeg Insurance Company, Pacific Insurance Company, Limited, Property and Casualty Insurance Company of Hartford, Sentinel Insurance Company, Ltd., Trumbull Insurance Company, Twin City Fire Insurance Company (collectively, the "Reinsured") and National Indemnity Company (the "Reinsurer") dated as of December 30, 2016. ^
		10-K	001-13958	10.01	02/24/2017
10.02	Five-Year Revolving Credit Facility Agreement dated October 31, 2014, among The Hartford Financial Services Group, Inc., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. Citibank, N.A., U.S. Bank National Association and Wells Fargo, National Association as syndication agents, and the lenders referred to therein.	8-K	001-13958	10.01	11/03/2014
10.03	Form of Commercial Paper Dealer Agreement between The Hartford Financial Services Group, Inc. as Issuer, and the Dealer party thereto.	8-K	001-13958	10.01	12/29/2014
*10.04	The Hartford Senior Executive Officer Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.04	02/27/2015
*10.05	The Hartford Senior Executive Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.05	02/27/2015
*10.06	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.06	02/27/2015
*10.07	The Hartford 2010 Incentive Stock Plan, as amended and restated, effective February 25, 2014.	10-K	001-13958	10.05	02/28/2014
*10.08	The Hartford 2014 Incentive Stock Plan, effective May 21, 2014.	S-8	333-197671	4.03	07/28/2014
*10.09	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.10	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.01	04/28/2016

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.11	The Hartford 2014 Incentive Stock Plan Form of Individual Award Agreement.	10-Q	001-13958	10.01	03/31/2017
*10.12	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.01	07/27/2015
*10.13	Summary of Annual Executive Bonus Program.	10-Q	001-13958	10.07	07/30/2014
*10.14	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010.	10-K	001-13958	10.10	02/25/2011
*10.15	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.04	08/04/2010
*10.16	The Hartford 2005 Incentive Stock Plan, as amended for the fiscal year ended 2009.	10-K	001-13958	10.10	02/23/2010
*10.17	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements.	8-K	001-13958	10.02	05/24/2005
*10.18	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.19	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.20	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.21	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.22	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	10-Q	001-13958	10.01	07/29/2013
12.01	Statement Re: Computation of Ratio of Earnings to Fixed Charges. **
21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **
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
Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 23, 2018

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Bombara	Executive Vice President and Chief Financial Officer	February 23, 2018

	Beth A. Bombara	(Principal Financial Officer)

	/s/ Scott R. Lewis	Senior Vice President and Controller	February 23, 2018

	Scott R. Lewis	(Principal Accounting Officer)

	*	Director	February 23, 2018

Robert B. Allardice III

	*	Director	February 23, 2018

Trevor Fetter

	*	Director	February 23, 2018

Stephen P. McGill

	*	Director	February 23, 2018
Kathryn A. Mikells

	*	Director	February 23, 2018

Michael G. Morris

	*	Director	February 23, 2018

Thomas A. Renyi

	*	Director	February 23, 2018

Julie G. Richardson

	*	Director	February 23, 2018

Teresa W. Roseborough

	*	Director	February 23, 2018

Virginia P. Ruesterholz

	*	Director	February 23, 2018

Charles B. Strauss

	*	Director	February 23, 2018

H. Patrick Swygert

	*	Director	February 23, 2018
Greig Woodring

*By:	/s/ David C. Robinson

David C. Robinson
As Attorney-in-Fact