Form 10-Q
period 2018-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2018-04-26
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 24, 2018, there were outstanding 358,139,192 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
[a]The information required by this item is set forth in the Enterprise Risk Management section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements or in Part I, Item 1A, Risk Factors in The Hartford’s 2017 Form 10-K Annual Report, and those identified from time to time in our other filings with the Securities and Exchange Commission ("SEC").

•	Risks Related to Economic, Political and Global Market Conditions:

◦
challenges related to the Company’s current operating environment, including global political, economic and market conditions, and the effect of financial market disruptions, economic downturns, trade tariffs or other potentially adverse macroeconomic developments on the demand for our products and returns in our investment portfolios;

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

◦	the potential for further impairments of our goodwill or the potential for changes in valuation allowances against deferred tax assets

◦	the significant uncertainties that limit our ability to estimate the ultimate reserves necessary for asbestos and environmental claims;

•	Strategic and Operational Risks:

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

◦	unfavorable judicial or legislative developments;

◦	the impact of changes in federal or state tax laws;

◦	regulatory requirements that could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests;

◦	the impact of potential changes in accounting principles and related financial reporting requirements;

•	Risks Related to the Company's Life and Annuity Business in Discontinued Operations:

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
Hartford, Connecticut
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company ") as of March 31, 2018, the related condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 26, 2018

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(In millions, except for per share data)	2018	2017
	(Unaudited)
Revenues
Earned premiums	$3,927	$3,438
Fee income	323	278
Net investment income	451	410
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	(2)	(3)
OTTI losses recognized in other comprehensive income (“OCI”)	2	2
Net OTTI losses recognized in earnings	—	(1)
Other net realized capital (losses) gains	(30)	25
Total net realized capital (losses) gains	(30)	24
Other revenues	20	19
Total revenues	4,691	4,169
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,695	2,424
Amortization of deferred policy acquisition costs ("DAC")	342	344
Insurance operating costs and other expenses	1,037	919
Interest expense	80	80
Amortization of other intangible assets	18	1
Total benefits, losses and expenses	4,172	3,768
Income from continuing operations before income taxes	519	401
Income tax expense	91	98
Income from continuing operations, net of tax	428	303
Income from discontinued operations, net of tax	169	75
Net income	$597	$378
Income from continuing operations, net of tax, per common share
Basic	$1.20	$0.82
Diluted	$1.18	$0.80
Net income per common share
Basic	$1.67	$1.02
Diluted	$1.64	$1.00
Cash dividends declared per common share	$0.25	$0.23
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions)	2018	2017
	(Unaudited)
Net income	$597	$378
Other comprehensive income (loss):
Changes in net unrealized gain on securities	(855)	137
Changes in OTTI losses recognized in other comprehensive income	(2)	(1)
Changes in net gain on cash flow hedging instruments	(44)	(18)
Changes in foreign currency translation adjustments	(6)	2
Changes in pension and other postretirement plan adjustments	10	10
OCI, net of tax	(897)	130
Comprehensive income (loss)	$(300)	$508
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $35,330 and $35,612)	$35,924	$36,964
Fixed maturities, at fair value using the fair value option	38	41
Equity securities, at fair value	1,123	—
Equity securities, available-for-sale, at fair value (cost of $0 and $907)	—	1,012
Mortgage loans (net of allowances for loan losses of $1 and $1)	3,221	3,175
Limited partnerships and other alternative investments	1,649	1,588
Other investments	92	96
Short-term investments	2,385	2,270
Total investments	44,432	45,146
Cash	228	180
Premiums receivable and agents’ balances, net	3,994	3,910
Reinsurance recoverables, net	4,039	4,061
Deferred policy acquisition costs	663	650
Deferred income taxes, net	1,215	1,164
Goodwill	1,290	1,290
Property and equipment, net	1,018	1,034
Other intangible assets	687	659
Other assets	2,549	2,230
Assets held for sale	156,551	164,936
Total assets	$216,666	$225,260
Liabilities
Unpaid losses and loss adjustment expenses	$32,213	$32,287
Reserve for future policy benefits	678	713
Other policyholder funds and benefits payable	800	816
Unearned premiums	5,450	5,322
Short-term debt	413	320
Long-term debt	4,755	4,678
Other liabilities	5,020	5,188
Liabilities held for sale	154,194	162,442
Total liabilities	$203,523	$211,766
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 and 384,923,222 shares issued	$4	$4
Additional paid-in capital	4,363	4,379
Retained earnings	10,156	9,642
Treasury stock, at cost — 26,846,017 and 28,088,186 shares	(1,141)	(1,194)
Accumulated other comprehensive income (loss), net of tax	(239)	663
Total stockholders’ equity	$13,143	$13,494
Total liabilities and stockholders’ equity	$216,666	$225,260
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended March 31,
(In millions, except for share data)	2018	2017
	(Unaudited)
Common Stock	$4	$4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,379	5,247
Issuance of shares under incentive and stock compensation plans	(74)	(66)
Stock-based compensation plans expense	61	36
Issuance of shares for warrant exercise	(3)	(40)
Additional Paid-in Capital, end of period	4,363	5,177
Retained Earnings
Retained Earnings, beginning of period	9,642	13,114
Cumulative effect of accounting changes, net of tax	5	—
Adjusted balance, beginning of period	9,647	13,114
Net income	597	378
Dividends declared on common stock	(88)	(86)
Retained Earnings, end of period	10,156	13,406
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,194)	(1,125)
Treasury stock acquired	—	(325)
Issuance of shares under incentive and stock compensation plans	81	72
Net shares acquired related to employee incentive and stock compensation plans	(31)	(33)
Issuance of shares for warrant exercise	3	40
Treasury Stock, at cost, end of period	(1,141)	(1,371)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Loss, net of tax, beginning of period	663	(337)
Cumulative effect of accounting changes, net of tax	(5)	—
Adjusted balance, beginning of period	658	(337)
Total other comprehensive income	(897)	130
Accumulated Other Comprehensive Income, net of tax, end of period	(239)	(207)
Total Stockholders’ Equity	$13,143	$17,009

Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	356,835	373,949
Treasury stock acquired	—	(6,709)
Issuance of shares under incentive and stock compensation plans	1,770	1,690
Return of shares under incentive and stock compensation plans to treasury stock	(595)	(674)
Issuance of shares for warrant exercise	67	940
Common Shares Outstanding, at end of period	358,077	369,196
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2018	2017
Operating Activities	(Unaudited)
Net income	$597	$378
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	9	20
Amortization of deferred policy acquisition costs	383	363
Additions to deferred policy acquisition costs	(356)	(352)
Depreciation and amortization	116	96
Gain on sale	(62)	—
Other operating activities, net	324	111
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	19	(7)
Increase in accrued and deferred income taxes	122	256
Increase in unpaid losses and loss adjustment expenses, reserve for future policy benefits, and unearned premiums	58	293
Net change in other assets and other liabilities	(498)	(933)
Net cash provided by operating activities	712	225
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	6,639	8,020
Fixed maturities, fair value option	6	62
Equity securities, at fair value	185	—
Equity securities, available-for-sale	—	216
Mortgage loans	154	213
Partnerships	75	83
Payments for the purchase of:
Fixed maturities, available-for-sale	(5,874)	(7,809)
Equity securities, at fair value	(256)	—
Equity securities, available-for-sale	—	(278)
Mortgage loans	(178)	(199)
Partnerships	(126)	(86)
Net payments for derivatives	(189)	(56)
Net additions of property and equipment	(39)	(41)
Net payments for short-term investments	(608)	(1,317)
Other investing activities, net	(31)	(16)
Net cash used for investing activities	(242)	(1,208)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,366	1,398
Withdrawals and other deductions from investment and universal life-type contracts	(7,670)	(3,773)
Net transfers from separate accounts related to investment and universal life-type contracts	5,918	2,057
Repayments at maturity or settlement of consumer notes	(4)	(7)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(368)	1,115
Repayment of debt	(320)	(416)
Proceeds from the issuance of debt	490	500
Net return of shares under incentive and stock compensation plans	1	(26)
Treasury stock acquired	—	(325)
Dividends paid on common stock	(90)	(87)
Net cash provided by (used for) financing activities	(677)	436
Foreign exchange rate effect on cash	(5)	2
Net decrease in cash, including cash classified as assets held for sale	(212)	(545)
Less: Net decrease in cash classified as assets held for sale	(260)	(318)
Net increase (decrease) in cash	48	(227)
Cash – beginning of period	180	328
Cash – end of period	$228	$101
Supplemental Disclosure of Cash Flow Information
Income tax received (paid)	$(1)	$132
Interest paid	$65	$71
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
For further discussion of these transactions, see Note 2 - Business Acquisitions and Note 17 - Business Dispositions and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2017 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., and entities in which the Company directly or indirectly has a controlling financial interest. Entities in which the Company has significant influence over the operating and financing decisions but does not control are reported using the equity method. All intercompany transactions and balances between The Hartford and its subsidiaries and affiliates that are not held for sale have been eliminated.

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
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In particular:
With respect to the Condensed Consolidated Statement of Operations:

•	Amortization of other intangible assets has been reclassified out of insurance operating costs and other expenses to a separate line item.

•	Distribution costs within the Mutual Funds segment that were previously netted against fee income are presented gross in insurance operating costs and other expenses.
Adoption of New Accounting Standards
Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings
In February 2018, the FASB issued new accounting guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. Under U.S. GAAP, the Company recorded the total effect of the change in enacted tax rates on deferred tax balances as a charge to income tax expense within net income, including

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

the change in deferred tax balances related to components of AOCI. The new accounting guidance permits the Company to reclassify the “stranded” tax effects out of AOCI and into retained earnings that resulted from recording the tax effects of unrealized investment gains, unrecognized actuarial losses on pension and other postretirement benefit plans, and cumulative translation adjustments at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. On January 1, 2018, the Company adopted the new guidance and recorded a reclassification of $88 from AOCI to retained earnings. As a result of the reclassification, in the first quarter of 2018, the Company reduced the estimated loss on sale recorded in income from discontinued operations by $193, net of tax, for the increase in AOCI related to the assets held for sale. The reduction in the loss on sale resulted in a corresponding increase in assets held for sale and AOCI as of January 1, 2018 and the AOCI associated with assets held for sale will be removed from the balance sheet when the sale closes.  Additionally, as of January 1, 2018, the Company reclassified $105 of stranded tax effects related to continuing operations which reduced AOCI and increased retained earnings.
Financial Instruments- Recognition and Measurement
On January 1, 2018, the Company adopted updated guidance issued by the FASB for the recognition and measurement of financial instruments through a cumulative effect adjustment to the opening balances of retained earnings and AOCI. The new guidance requires investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. The new guidance also requires a deferred tax asset resulting from net unrealized losses on available-for-sale fixed maturities that are recognized in AOCI to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under prior guidance, the Company reported equity securities, available for sale ("AFS"), at fair value with changes in fair value reported in other comprehensive income. As of January 1, 2018, the Company reclassified from AOCI to retained earnings net unrealized gains of $83, after tax, related to equity securities having a fair value of $1.0 billion. In addition, $10 of net unrealized gains net of shadow DAC related to discontinued operations were reclassified from AOCI to retained earnings of the life and annuity run-off business held for sale, which increased the estimated loss on sale by the same amount. Beginning in 2018, the Company reports equity securities at fair value with changes in fair value reported in net realized capital gains and losses.
Revenue Recognition
On January 1, 2018, the Company adopted the FASB’s updated guidance for recognizing revenue from contracts with customers, which excludes insurance contracts and financial instruments. Revenue subject to the guidance is recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to receive in exchange for those goods or services. For all but certain revenues associated with our Mutual Funds business, the updated guidance is consistent with previous guidance for the Company’s transactions and did not have an effect on the Company’s financial position, cash flows or net income. The updated guidance also updated criteria for determining when the Company acts as a principal or an agent. The Company determined that it is the principal for some of its mutual fund distribution service contracts and, upon adoption, reclassified distribution costs of $46 for the three months ended March 31, 2017, that were previously netted against fee income to insurance operating costs and other expenses.
Information about the nature, amount, timing of recognition and cash flows for the Company’s revenues subject to the updated guidance follows.
Revenue from Non-Insurance Contracts with Customers

		Three months ended March 31,
	Revenue Line Item	2018	2017
Commercial Lines
Installment billing fees	Fee income	$9	$10
Personal Lines
Installment billing fees	Fee income	10	11
Insurance servicing revenues	Other revenues	19	19
Group Benefits
Administrative services	Fee income	44	19
Mutual Funds
Advisor, distribution and other management fees	Fee income	238	212
Other fees	Fee income	20	26
Corporate	Fee income	2	1
Total revenues subject to updated guidance		$342	$298
Installment fees are charged on property and casualty insurance contracts for billing the insurance customer in installments over the policy term. These fees are recognized in fee income as earned on collection.
Insurance servicing revenues within Personal Lines consist of up-front commissions earned for collecting premiums and processing claims on insurance policies for which The Hartford does not assume underwriting risk, predominantly related to the National Flood Insurance Plan program. These insurance servicing revenues are recognized over the period of the flood program's policy terms.
Group Benefits products earn fee income from employers for the administration of underwriting, implementation and claims processing for employer self-funded plans and for leave management services. Fees are recognized as services are provided and collected monthly.
The Company provides investment management, administrative and distribution services to mutual funds and exchange-traded

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

products. The Company assesses investment advisory, distribution and other asset management fees primarily based on the average daily net asset values from mutual funds and exchange-traded products, which are recorded in the period in which the services are provided and collected monthly. Fluctuations in domestic and international markets and related investment performance, volume and mix of sales and redemptions of mutual funds or exchange-traded products, and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.
Mutual Funds other fees primarily include transfer agent fees, generally assessed as a charge per account, and are recognized as fee income in the period in which the services are provided with payments collected monthly.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Acquisitions

Aetna Group Insurance
On November 1, 2017, The Hartford acquired Aetna's U.S. group life and disability business through a reinsurance transaction for total consideration of $1.452 billion. The acquisition date fair values of certain assets and liabilities, including insurance reserves and intangible assets, as well as the related estimated useful lives of intangibles, are provisional and are subject to revision within one year of the acquisition date. Under the terms of the agreement, a final balance sheet will be agreed to in 2018 and our estimates of fair values are pending finalization. There were no adjustments to the provisional amounts during the three month period ended March 31, 2018.
The following table presents supplemental pro forma amounts of revenue and net income for the Company for the three months ended March 31, 2017, as though the business was acquired on January 1, 2016.
Pro Forma Results

Three months ended March 31, 2017 [1]
Total Revenue	$4,739
Net Income	$390
[1]Pro forma adjustments include the revenue and earnings of the Aetna U.S. group life and disability business as well as amortization of identifiable intangible assets acquired and the fair value adjustment to acquired insurance reserves. Pro forma adjustments do not include retrospective adjustments to defer and amortize acquisition costs as would be recorded under the Company’s accounting policy.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended March 31,
(In millions, except for per share data)	2018	2017
Earnings
Income from continuing operations, net of tax	$428	$303
Income from discontinued operations, net of tax	169	75
Net income	$597	$378
Shares
Weighted average common shares outstanding, basic	357.5	371.4
Dilutive effect of stock compensation plans	4.4	4.2
Dilutive effect of warrants	2.0	3.0
Weighted average common shares outstanding and dilutive potential common shares	363.9	378.6
Net income per common share
Basic
Income from continuing operations, net of tax	$1.20	$0.82
Income from discontinued operations, net of tax	$0.47	$0.20
Net income per common share	$1.67	$1.02
Diluted
Income from continuing operations, net of tax	$1.18	$0.80
Income from discontinued operations, net of tax	$0.46	$0.20
Net income per common share	$1.64	$1.00

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information

The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, and Mutual Funds, as well as a Corporate category. The Company includes in the Corporate category discontinued operations of the Company's life and annuity run-off business accounted for as held for sale, reserves for structured settlement and terminal funding agreement liabilities retained, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
The Company's revenues are generated primarily in the United States ("U.S."). Any foreign sourced revenue is immaterial.
Net Income

	Three Months Ended March 31,
	2018	2017
Commercial Lines	$298	$231
Personal Lines	89	33
Property & Casualty Other Operations	17	24
Group Benefits	54	45
Mutual Funds	34	23
Corporate	105	22
Net income	$597	$378

Revenues

	Three Months Ended March 31,
	2018	2017
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$818	$813
Liability	151	148
Package business	332	314
Automobile	149	161
Professional liability	62	60
Bond	58	55
Property	150	147
Total Commercial Lines	1,720	1,698
Personal Lines
Automobile	607	662
Homeowners	262	283
Total Personal Lines [1]	869	945
Group Benefits
Group disability	677	381
Group life	664	399
Other	60	55
Total Group Benefits	1,401	835
Mutual Funds
Mutual fund and ETP [2]	232	211
Life and annuity run-off business held for sale	26	26
Total Mutual Funds	258	237
Corporate	2	1
Total earned premiums and fee income	4,250	3,716
Net investment income	451	410
Net realized capital gains (losses)	(30)	24
Other revenues	20	19
Total revenues	$4,691	$4,169

[1]	For the three months ended March 31, 2018 and 2017, AARP members accounted for earned premiums of $758 and $800, respectively.

[2]	Excludes distribution costs of $46 for the three months ended March 31, 2017 that were previously netted against fee income and are now presented gross in insurance operating costs and other expenses.

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

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$911	$—	$897	$14
Collateralized debt obligations ("CDOs")	1,144	—	1,038	106
Commercial mortgage-backed securities ("CMBS")	3,311	—	3,278	33
Corporate	12,634	—	12,119	515
Foreign government/government agencies	1,082	—	1,080	2
Municipal	11,544	—	11,528	16
Residential mortgage-backed securities ("RMBS")	3,086	—	1,853	1,233
U.S. Treasuries	2,212	458	1,754	—
Total fixed maturities	35,924	458	33,547	1,919
Fixed maturities, FVO	38	—	38	—
Equity securities, at fair value	1,123	1,009	49	65
Derivative assets
Credit derivatives	11	—	11	—
Equity derivatives	1	—	—	1
Total derivative assets [1]	12	—	11	1
Short-term investments	2,385	874	1,511	—
Total assets accounted for at fair value on a recurring basis	$39,482	$2,341	$35,156	$1,985
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	1	—	1	—
Foreign exchange derivatives	(21)	—	(21)	—
Interest rate derivatives	(66)	—	(68)	2
Total derivative liabilities [2]	(86)	—	(88)	2
Contingent consideration [3]	(27)	—	—	(27)
Total liabilities accounted for at fair value on a recurring basis	$(113)	$—	$(88)	$(25)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,126	$—	$1,107	$19
Collateralized debt obligations ("CDOs")	1,260	—	1,165	95
Commercial mortgage-backed securities ("CMBS")	3,336	—	3,267	69
Corporate	12,804	—	12,284	520
Foreign government/government agencies	1,110	—	1,108	2
Municipal	12,485	—	12,468	17
Residential mortgage-backed securities ("RMBS")	3,044	—	1,814	1,230
U.S. Treasuries	1,799	333	1,466	—
Total fixed maturities	36,964	333	34,679	1,952
Fixed maturities, FVO	41	—	41	—
Equity securities, AFS	1,012	887	49	76
Derivative assets
Credit derivatives	9	—	9	—
Equity derivatives	1	—	—	1
Foreign exchange derivatives	(1)	—	(1)	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	10	—	9	1
Short-term investments	2,270	1,098	1,172	—
Total assets accounted for at fair value on a recurring basis	$40,297	$2,318	$35,950	$2,029
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(3)	—	(3)	—
Foreign exchange derivatives	(13)	—	(13)	—
Interest rate derivatives	(84)	—	(85)	1
Total derivative liabilities [2]	(100)	—	(101)	1
Contingent consideration [3]	(29)	—	—	(29)
Total liabilities accounted for at fair value on a recurring basis	$(129)	$—	$(101)	$(28)

[1]
Includes derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. See footnote 2 to this table for derivative liabilities.

[2]
Includes derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law.

[3]	For additional information see the Contingent Consideration section below.
Fixed Maturities, Equity Securities, Short-term Investments, and Derivatives
Valuation Techniques
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

The fair value of derivative instruments is determined primarily using a discounted cash flow model or option model technique and incorporate counterparty credit risk. In some cases, quoted market prices for exchange-traded and OTC-cleared derivatives may be used and in other cases independent broker quotes may be used. The pricing valuation models primarily use inputs that are observable in the market or can be corroborated by observable market data. The valuation of certain derivatives may include significant inputs that are unobservable, such as volatility levels, and reflect the Company’s view of what other market participants would use when pricing such instruments.
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

Valuation Inputs Used in Levels 2 and 3 Measurements for Securities and Derivatives
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2018
CMBS [3]	$21	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,040 bps	389 bps	Decrease
Corporate [4]	$277	Discounted cash flows	Spread	112 bps	768 bps	197 bps	Decrease
Municipal	$16	Discounted cash flows	Spread	199 bps	240 bps	218 bps	Decrease
RMBS [3]	$1,163	Discounted cash flows	Spread	6 bps	335 bps	69 bps	Decrease
			Constant prepayment rate	1%	25%	7%	Decrease [5]
			Constant default rate	—%	9%	4%	Decrease
			Loss severity	—%	100%	59%	Decrease
As of December 31, 2017
CMBS [3]	$56	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,040 bps	400 bps	Decrease
Corporate [4]	$251	Discounted cash flows	Spread	103 bps	1,000 bps	242 bps	Decrease
Municipal [3]	$17	Discounted cash flows	Spread	192 bps	250 bps	219 bps	Decrease
RMBS [3]	$1,215	Discounted cash flows	Spread	24 bps	351 bps	74 bps	Decrease
			Constant prepayment rate	1%	25%	6%	Decrease [5]
			Constant default rate	—%	9%	4%	Decrease
			Loss severity	—%	100%	66%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

Significant Unobservable Inputs for Level 3 - Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of March 31, 2018
Interest rate swaptions [2]	$2	Option model	Interest rate volatility	3%	3%	Increase
Equity Options	1	Option model	Equity volatility	20%	27%	Increase
As of December 31, 2017
Interest rate swaptions [2]	$1	Option model	Interest rate volatility	2%	2%	Increase
Equity options	$1	Option model	Equity volatility	18%	22%	Increase

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

The tables above exclude the portion of ABS, CRE CDOs and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the three months ended March 31, 2018, no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $333 and $391 for three months ended March 31, 2018 and 2017, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. There was an immaterial amount of transfers from Level 2 to Level 1 for the three months ended March 31, 2018, and no transfers from Level 2 to Level 1 for the same period in 2017. See the fair value rollforward tables for the three months ended March 31, 2018 and 2017, for the transfers into and out of Level 3.
Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") in 2016 requires the Company to make payments to former owners of

Lattice of up to $60 contingent upon growth in exchange-traded products ("ETP") AUM over a four-year period beginning on the date of acquisition. The contingent consideration is measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout is discounted back to the valuation date using a risk-adjusted discount rate of 16.7% The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2018
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2018	Included in net income [1] [5]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2018
Assets
Fixed Maturities, AFS
ABS	$19	$—	$—	$—	$(2)	$—	$—	$(3)	$14
CDOs	95	—	—	21	—	—	—	(10)	106
CMBS	69	—	(1)	—	(1)	—	—	(34)	33
Corporate	520	1	(1)	65	(14)	(23)	—	(33)	515
Foreign Govt./Govt. Agencies	2	—	—	—	—	—	—	—	2
Municipal	17	—	(1)	—	—	—	—	—	16
RMBS	1,230	—	(3)	102	(81)	—	—	(15)	1,233
Total Fixed Maturities, AFS	1,952	1	(6)	188	(98)	(23)	—	(95)	1,919
Equity Securities, at fair value	76	28	—	—	—	(39)	—	—	65
Derivatives, net [4]
Equity	1	2	—	—	—	(2)	—	—	1
Interest rate	1	1	—	—	—	—	—	—	2
Total Derivatives, net [4]	2	3	—	—	—	(2)	—	—	3
Total Assets	$2,030	$32	$(6)	$188	$(98)	$(64)	$—	$(95)	$1,987
Liabilities
Contingent Consideration [6]	(29)	2	—	—	—	—	—	—	(27)
Total Liabilities	$(29)	$2	$—	$—	$—	$—	$—	$—	$(27)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2017
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1] [5]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2017
Assets
Fixed Maturities, AFS
ABS	$45	$—	$—	$33	$(3)	$—	$23	$(17)	$81
CDOs	154	—	3	—	(1)	—	—	(36)	120
CMBS	59	(1)	—	28	(2)	—	—	(12)	72
Corporate	514	1	5	100	(37)	(97)	35	—	521
Foreign Govt./Govt. Agencies	47	—	2	—	—	—	—	—	49
Municipal	46	—	3	—	—	(5)	—	—	44
RMBS	1,261	—	4	88	(55)	(7)	—	—	1,291
Total Fixed Maturities, AFS	2,126	—	17	249	(98)	(109)	58	(65)	2,178
Fixed Maturities, FVO	11	—	—	4	(2)	(13)	—	—	—
Equity Securities, AFS	55	—	(2)	2	—	—	—	—	55
Derivatives, net [4]
Equity	—	(1)	—	5	—	—	—	—	4
Interest rate	9	(4)	—	—	—	—	—	—	5
Other contracts	1	(1)	—	—	—	—	—	—	—
Total Derivatives, net [4]	10	(6)	—	5	—	—	—	—	9
Total Assets	$2,202	$(6)	$15	$260	$(100)	$(122)	$58	$(65)	$2,242
Liabilities
Contingent Consideration [6]	(25)	(1)	—	—	—	—	—	—	(26)
Total Liabilities	$(25)	$(1)	$—	$—	$—	$—	$—	$—	$(26)

[1]	Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	All amounts are before income taxes.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

[5]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[6]
For additional information, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements included in the Company's 2017 form 10-K Annual Report for discussion of the contingent consideration in connection with the acquisition of Lattice.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three months ended March 31,
	2018 [1] [2]	2017 [1] [2]
Assets
Fixed Maturities, AFS
CMBS	$—	$(1)
Total Fixed Maturities, AFS	—	(1)
Derivatives, net
Equity	—	(1)
Interest rate	1	(3)
Total Derivatives, net	1	(4)
Total Assets	$1	$(5)
Liabilities
Contingent Consideration [3]	2	(1)
Total Liabilities	$2	$(1)

[1]	All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

[3]
For additional information, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements included in the Company's 2017 form 10-K Annual Report for discussion of the contingent consideration in connection with the acquisition of Lattice.

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

Changes in Fair Value of Assets using Fair Value Option
	Three Months Ended March 31,
	2018	2017
Assets
Fixed maturities, FVO
Corporate	$—	$(1)
Total realized capital gains (losses)	$—	$(1)

Fair Value of Assets and Liabilities using the Fair Value Option
	March 31, 2018	December 31, 2017
Assets
Fixed maturities, FVO
RMBS	$38	$41
Total fixed maturities, FVO	$38	$41

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	Fair Value Hierarchy Level	Carrying Amount	Fair Value
March 31, 2018
Assets
Mortgage loans	Level 3	$3,221	$3,220
Liabilities
Other policyholder funds and benefits payable	Level 3	$809	$811
Senior notes [1]	Level 2	$3,585	$4,097
Junior subordinated debentures [1]	Level 2	$1,583	$1,694
December 31, 2017
Assets
Mortgage loans	Level 3	$3,175	$3,220
Liabilities
Other policyholder funds and benefits payable	Level 3	$825	$827
Senior notes [1]	Level 2	$3,415	$4,054
Junior subordinated debentures [1]	Level 2	$1,583	$1,699

[1]	Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2018	2017
Gross gains on sales	$19	$61
Gross losses on sales	(57)	(46)
Equity securities [1]	16	—
Net OTTI losses recognized in earnings	—	(1)
Transactional foreign currency revaluation	1	6
Non-qualifying foreign currency derivatives	(3)	(7)
Other, net [2]	(6)	11
Net realized capital gains (losses)	$(30)	$24

[1]	Effective January 1, 2018, with adoption of new accounting guidance for equity securities at fair value, includes all changes in fair value and trading gains and losses for equity securities.

[2]	Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $(10) and $7, respectively, for the three months ended March 31, 2018 and 2017.
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (losses) on sales and impairments previously reported as unrealized gains or losses in AOCI were $(38) and $14 for the three months ended March 31, 2018 and 2017, respectively. Proceeds from sales of AFS securities totaled $4.3 billion for the three months ended March 31, 2018 and the three months ended March 31, 2017. Effective January 1, 2018, with adoption of new accounting guidance for equity securities, the proceeds from sales of AFS securities no longer includes equity securities.
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2018, was $(14) for the three months ended March 31, 2018. Prior to January 1, 2018, these amounts were included in net unrealized gains (losses) in AOCI.
Recognition and Presentation of Other-Than-Temporary Impairments
The Company will record an other-than-temporary impairment (“OTTI”) for fixed maturities if the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value. A corresponding charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.
The Company will also record an OTTI for those fixed maturities for which the Company does not expect to recover the entire amortized cost basis. For these securities, the excess of the amortized cost basis over its fair value is separated into the portion representing a credit OTTI, which is recorded in net realized capital losses, and the remaining non-credit amount, which is recorded in OCI. The credit OTTI amount is the excess of its amortized cost basis over the Company’s best estimate of discounted expected future cash flows. The non-credit amount is the excess of the best estimate of the discounted expected future cash flows over the fair value. The Company’s best estimate of discounted expected future cash flows becomes the new cost basis and accretes prospectively into net investment income over the estimated remaining life of the security.
Developing the Company’s best estimate of expected future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions regarding the future performance. The Company's considerations include, but are not limited to, (a) changes in the financial condition of the issuer and the underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) credit ratings, (d) payment structure of the security and (e) the extent to which the fair value has been less than the amortized cost of the security.
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
Prior to January 1, 2018, the Company recorded an OTTI for certain equity securities with debt-like characteristics if the Company intended to sell or it was more likely than not that the Company was required to sell the security before a recovery in value as well as for those equity securities for which the Company did not expect to recover the entire amortized cost basis. The Company also recorded an OTTI for equity securities where the decline in the fair value was deemed to be other-than-temporary. For further discussion of these policies, see Recognition and Presentation of Other-Than-Temporary Impairments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2017 Form 10-K Annual Report.

Impairments in Earnings by Type
	Three Months Ended March 31,
	2018	2017
Credit impairments	$—	$1
Intent-to-sell impairments	—	—
Impairments on equity securities	—	—
Total impairments	$—	$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Cumulative Credit Impairments
	Three Months Ended March 31,
(Before tax)	2018	2017
Balance as of beginning of period	$(25)	$(110)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	(1)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	4	7
Securities due to an increase in expected cash flows	—	5
Balance as of end of period	$(21)	$(99)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities

AFS Securities by Type
	March 31, 2018					December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$911	$6	$(6)	$911	$—	$1,119	$9	$(2)	$1,126	$—
CDOs	1,145	1	(2)	1,144	—	1,257	3	—	1,260	—
CMBS	3,334	34	(57)	3,311	(5)	3,304	58	(26)	3,336	(5)
Corporate	12,550	294	(210)	12,634	—	12,370	490	(56)	12,804	—
Foreign govt./govt. agencies	1,076	22	(16)	1,082	—	1,071	43	(4)	1,110	—
Municipal	11,052	541	(49)	11,544	—	11,743	754	(12)	12,485	—
RMBS	3,064	54	(32)	3,086	—	2,985	63	(4)	3,044	—
U.S. Treasuries	2,198	35	(21)	2,212	—	1,763	46	(10)	1,799	—
Total fixed maturities, AFS	35,330	987	(393)	35,924	(5)	35,612	1,466	(114)	36,964	(5)
Equity securities, AFS [2]						907	121	(16)	1,012	—
Total AFS securities	$35,330	$987	$(393)	$35,924	$(5)	$36,519	$1,587	$(130)	$37,976	$(5)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses in AOCI as of March 31, 2018, and December 31, 2017.

[2]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of March 31, 2018.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Fixed maturities, AFS, by Contractual Maturity Year
	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,425	$1,430	$1,507	$1,513
Over one year through five years	5,361	5,414	5,007	5,119
Over five years through ten years	6,499	6,525	6,505	6,700
Over ten years	13,591	14,103	13,928	14,866
Subtotal	26,876	27,472	26,947	28,198
Mortgage-backed and asset-backed securities	8,454	8,452	8,665	8,766
Total fixed maturities, AFS	$35,330	$35,924	$35,612	$36,964
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of March 31, 2018 or December 31, 2017.
Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of March 31, 2018
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$520	$515	$(5)	$33	$32	$(1)	$553	$547	$(6)
CDOs	905	903	(2)	—	—	—	905	903	(2)
CMBS	1,701	1,662	(39)	242	224	(18)	1,943	1,886	(57)
Corporate	5,931	5,785	(146)	1,066	1,002	(64)	6,997	6,787	(210)
Foreign govt./govt. agencies	552	539	(13)	51	48	(3)	603	587	(16)
Municipal	2,077	2,044	(33)	230	214	(16)	2,307	2,258	(49)
RMBS	1,448	1,421	(27)	132	127	(5)	1,580	1,548	(32)
U.S. Treasuries	850	838	(12)	272	263	(9)	1,122	1,101	(21)
Total fixed maturities, AFS in an unrealized loss position	13,984	13,707	(277)	2,026	1,910	(116)	16,010	15,617	(393)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2017
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$461	$460	$(1)	$30	$29	$(1)	$491	$489	$(2)
CDOs	359	359	—	1	1	—	360	360	—
CMBS	1,178	1,167	(11)	243	228	(15)	1,421	1,395	(26)
Corporate	2,322	2,302	(20)	1,064	1,028	(36)	3,386	3,330	(56)
Foreign govt./govt. agencies	244	242	(2)	51	49	(2)	295	291	(4)
Municipal	511	507	(4)	236	228	(8)	747	735	(12)
RMBS	889	887	(2)	137	135	(2)	1,026	1,022	(4)
U.S. Treasuries	658	652	(6)	254	250	(4)	912	902	(10)
Total fixed maturities, AFS	6,622	6,576	(46)	2,016	1,948	(68)	8,638	8,524	(114)
Equity securities, AFS [1]	176	163	(13)	24	21	(3)	200	184	(16)
Total securities in an unrealized loss position	$6,798	$6,739	$(59)	$2,040	$1,969	$(71)	$8,838	$8,708	$(130)
[1]Effective January 1, 2018, with the adoption of new accounting guidance for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of March 31, 2018.
As of March 31, 2018, AFS securities in an unrealized loss position consisted of 2,629 securities, primarily in the corporate, municipal and commercial real estate sectors, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of March 31, 2018, 98% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the three months ended March 31, 2018 was primarily attributable to higher interest rates and wider credit spreads.
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
As of both March 31, 2018 and December 31, 2017, commercial mortgage loans had an amortized cost and carrying value of $3.2 billion, with a valuation allowance of $1.
As of both March 31, 2018 and December 31, 2017, the carrying value of mortgage loans that had a valuation allowance was $24.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

There were no mortgage loans held-for-sale as of March 31, 2018 or December 31, 2017. As of March 31, 2018, the Company had an immaterial amount of mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

Valuation Allowance Activity
	2018	2017
Balance, as of January 1	$(1)	$—
Reversals	—	—
Deductions	—	—
Balance, as of March 31	$(1)	$—
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 51% as of March 31, 2018, while the weighted-average LTV ratio at origination of these loans was 61%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of March 31, 2018 and December 31, 2017, the Company held no delinquent commercial mortgage loans past due by 90 days or more.

Commercial Mortgage Loans Credit Quality
	March 31, 2018		December 31, 2017
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$—	0.00x	$18	1.27x
65% - 80%	265	1.95x	265	1.95x
Less than 65%	2,956	2.78x	2,892	2.76x
Total commercial mortgage loans	$3,221	2.71x	$3,175	2.69x

Mortgage Loans by Region
	March 31, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$251	7.8%	$251	7.9%
Middle Atlantic	272	8.4%	272	8.6%
Mountain	31	1.0%	31	1.0%
New England	292	9.1%	293	9.2%
Pacific	828	25.7%	760	23.9%
South Atlantic	693	21.5%	710	22.4%
West North Central	148	4.6%	149	4.7%
West South Central	277	8.6%	278	8.7%
Other [1]	429	13.3%	431	13.6%
Total mortgage loans	$3,221	100.0%	$3,175	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$830	25.8%	$817	25.7%
Multifamily	1,043	32.4%	1,006	31.7%
Office	749	23.3%	751	23.7%
Retail	365	11.2%	367	11.5%
Other	234	7.3%	234	7.4%
Total mortgage loans	$3,221	100.0%	$3,175	100.0%
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees income over the period that services are performed. As of March 31, 2018, under this program, the Company serviced commercial mortgage loans with a total outstanding principal of $1.5 billion, of which $581 was serviced on behalf of third parties, $652 was retained and reported in total investments and $225 was reported in assets held for sale on the Company's Condensed Consolidated Balance Sheets . As of December 31, 2017, the Company serviced commercial mortgage loans with a total outstanding principal balance of $1.3 billion, of which $402 was serviced on behalf of third parties, $566 was retained and reported in total investments and $356 was reported in assets held for sale on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were zero as of March 31, 2018 and December 31, 2017, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager.
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
Consolidated VIEs
As of March 31, 2018 and December 31, 2017, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2018 and December 31, 2017 was limited to the total carrying value of $967 and $920 which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the Company has outstanding commitments totaling $711 and $787, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2017 Form 10-K Annual Report.
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

Securities Lending and Repurchase Agreements
	March 31, 2018	December 31, 2017
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$741	$922
Gross amount of associated liability for collateral received [1]	$755	$945

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$171	$174
Gross amount of collateral pledged related to repurchase agreements [2]	$174	$176

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $4 and $0 million which are excluded from the Company's Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of March 31, 2018 and December 31, 2017, the fair value of securities on deposit was $2.6 billion and $2.5 billion, respectively.
As of March 31, 2018 and December 31, 2017, the Company pledged collateral of $46 and $104, respectively, of U.S. government securities and government agency securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.

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
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2017 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities. The hedge strategies by hedge accounting designation include:
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 13 - Debt of Notes to the Consolidated Financial Statements, included in The Hartford's 2017 Form 10-K Annual Report.
The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the future purchase of fixed-rate securities, primarily to hedge interest rate risk inherent in the assumptions used to price certain group benefits liabilities.
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
Non-qualifying Strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate, foreign currency and equity risk of certain fixed maturities and equities do not qualify for hedge accounting. The non-qualifying strategies include:

Credit Contracts
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in the value of fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity or referenced index as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company also enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of March 31, 2018 and December 31, 2017, the notional amount of interest rate swaps in offsetting relationships was $7.2 billion and $7.3 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. The Company may at times enter into foreign currency forwards to hedge non-U.S. dollar denominated cash and, previously, equity securities. The Company previously entered into foreign currency forwards to hedge currency impacts on changes in equity of the U.K. property and casualty run-off subsidiaries that were sold in May 2017. For further information on the disposition, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements, included in The Hartford's 2017 Form 10-K Annual Report.
Equity Index Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio.
Derivative Balance Sheet Classification
For reporting purposes, the Company has elected to offset within assets or liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. The Company’s derivative instruments are held for risk management purposes, unless

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2018	Dec. 31, 2017
Cash flow hedges
Interest rate swaps	$2,176	$2,190	$—	$—	$137	$94	$(137)	$(94)
Foreign currency swaps	153	153	(20)	(13)	—	—	(20)	(13)
Total cash flow hedges	2,329	2,343	(20)	(13)	137	94	(157)	(107)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,108	7,986	(66)	(83)	338	340	(404)	(423)
Foreign exchange contracts
Foreign currency swaps and forwards	362	213	(1)	(1)	1	—	(2)	(1)
Credit contracts
Credit derivatives that purchase credit protection	7	61	—	1	—	1	—	—
Credit derivatives that assume credit risk [1]	978	823	12	3	14	20	(2)	(17)
Credit derivatives in offsetting positions	965	1,046	—	2	8	13	(8)	(11)
Equity contracts
Equity index swaps and options	126	258	1	1	1	1	—	—
Total non-qualifying strategies	10,546	10,387	(54)	(77)	362	375	(416)	(452)
Total cash flow hedges and non-qualifying strategies	$12,875	$12,730	$(74)	$(90)	$499	$469	$(573)	$(559)
Balance Sheet Location
Fixed maturities, available-for-sale	$153	$153	$—	$—	$—	$—	$—	$—
Other investments	1,702	9,957	12	10	35	448	(23)	(438)
Other liabilities	11,020	2,620	(86)	(100)	464	21	(550)	(121)
Total derivatives	$12,875	$12,730	$(74)	$(90)	$499	$469	$(573)	$(559)

[1]	The derivative instruments related to this strategy are held for other investment purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of March 31, 2018
Other investments	$499	$497	$12	$(10)	$2	$—
Other liabilities	$(573)	$(478)	$(86)	$(9)	$(85)	$(10)
As of December 31, 2017
Other investments	$469	$466	$10	$(7)	$1	$2
Other liabilities	$(559)	$(454)	$(100)	$(5)	$(96)	$(9)

[1]	Included in other investments in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2018	2017
Interest rate swaps	$(14)	$(3)
Foreign currency swaps	(7)	—
Total	$(21)	$(3)

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31,
	2018	2017
Interest rate swaps
Net realized capital gains	$1	$4
Net investment income	8	9
Total	$9	$13

During the three months ended March 31, 2018, and March 31, 2017, the Company had no ineffectiveness recognized in income within net realized capital gains (losses).
As of March 31, 2018, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $28. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is less than one year.
During the three months ended March 31, 2018, and March 31, 2017, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
	2018	2017
Foreign exchange contracts
Foreign currency swaps and forwards	(3)	(7)
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	(2)	5
Credit contracts
Credit derivatives that purchase credit protection	(1)	(5)
Credit derivatives that assume credit risk	(8)	9
Equity contracts
Equity index swaps and options	1	(1)
Other
Contingent capital facility put option	—	(1)
Total other non-qualifying derivatives	(10)	7
Total [1]	$(13)	$—

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Credit Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of March 31, 2018
Single name credit default swaps
Investment grade risk exposure	$170	$4	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	1,252	10	4 years	Corporate Credit	BBB+	453	(1)
Investment grade risk exposure	12	(1)	6 years	CMBS Credit	A-	2	—
Below investment grade risk exposure	27	(6)	Less than 1 year	CMBS Credit	CCC	27	6
Total [5]	$1,461	$7				$482	$5
As of December 31, 2017
Single name credit default swaps
Investment grade risk exposure	$130	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Below investment grade risk exposure	9	—	Less than 1 year	Corporate Credit	B	9	—
Basket credit default swaps [4]
Investment grade risk exposure	1,137	2	3 years	Corporate Credit	BBB+	454	(2)
Below investment grade risk exposure	27	2	3 years	Corporate Credit	B+	27	—
Investment grade risk exposure	13	(1)	5 years	CMBS Credit	A	3	—
Below investment grade risk exposure	30	(6)	Less than 1 year	CMBS Credit	CCC	30	7
Total [5]	$1,346	$—				$523	$5

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

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2018 and December 31, 2017, the Company pledged cash collateral associated with derivative instruments with a fair value of $1, for which the collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of March 31, 2018 and December 31, 2017, the Company also pledged securities collateral associated with derivative instruments with a fair value of $93 and $101, respectively, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2018 and December 31, 2017, the Company has also pledged initial margin of securities related to OTC- cleared and exchange traded derivatives of $92 and $96, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
As of March 31, 2018 and December 31, 2017, the Company accepted cash collateral associated with derivative instruments of $14 and $11, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

sheet. The Company also accepted securities collateral as of March 31, 2018 and December 31, 2017, with a fair value of $2, none of which the Company has the ability to sell or repledge. As of March 31, 2018 and December 31, 2017, the Company had no repledged securities and did not sell any securities held as collateral. In addition, as of March 31, 2018 and December 31, 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill & Other Intangible Assets

During the three months ended March 31, 2018, The Company entered into a renewal rights agreement with Farmers Exchanges of the Farmers Group of Companies to acquire its Foremost-branded small commercial business sold through independent agents. In connection with the renewal rights agreement, the Company recorded a customer relationships intangible asset of $46 which will be amortized over 10 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses

Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2018	2017
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,775	$22,545
Reinsurance and other recoverables	3,957	3,488
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,818	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year	1,640	1,762
Prior accident year development	(32)	12
Total provision for unpaid losses and loss adjustment expenses	1,608	1,774
Less: payments
Current accident year	327	352
Prior accident years	1,322	1,300
Total payments	1,649	1,652
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,777	19,179
Reinsurance and other recoverables	3,938	3,478
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$23,715	$22,657

Unfavorable (Favorable) Prior Accident Year Development

	For the three months ended March 31,
	2018	2017
Workers’ compensation	$(25)	$(20)
Workers’ compensation discount accretion	10	8
General liability	8	10
Package business	8	—
Commercial property	(13)	1
Professional liability	2	—
Bond	—	(10)
Automobile liability - Commercial Lines	(5)	20
Automobile liability - Personal Lines	—	—
Homeowners	(12)	—
Net asbestos reserves	—	—
Net environmental reserves	—	—
Catastrophes	(3)	(3)
Uncollectible reinsurance	—	—
Other reserve re-estimates, net	(2)	6
Total prior accident year development	$(32)	$12

Re-estimates of prior accident year reserves for the three months ended March 31, 2018
Workers’ compensation reserves were reduced in small commercial, primarily for accident years 2011 to 2015, as both claim frequency and medical claim severity have emerged favorably compared to previous reserve estimates.
General liability reserves were increased modestly, primarily due to an increase in reserves for specialty business within middle market for accident years 2009 to 2017, largely offset by a decrease in reserves for other lines within middle market, including premises and operations and products liability, principally for accident years 2015 and prior.  Contributing to the increase in reserves for specialty general liability reserves was an increase in large losses.  Contributing to the reduction in reserves for other middle market lines was more favorable outcomes on litigated claims.
Package business reserves were increased primarily due to increased severity of 2017 accident year property claims.
Commercial property reserves were reduced, driven by an increase in estimated reinsurance recoverable on marine losses from the 2017 accident year.
Homeowners reserves were reduced, primarily in accident years 2013 to 2017, driven by lower than expected severity across multiple perils.

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
Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2018	2017
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,512	$5,772
Reinsurance recoverables	209	208
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,303	5,564
Provision for unpaid losses and loss adjustment expenses
Current incurral year	1,185	678
Prior year's discount accretion	62	52
Prior incurral year development [1]	(127)	(69)
Total provision for unpaid losses and loss adjustment expenses [2]	1,120	661
Less: payments
Current incurral year	318	178
Prior incurral years	840	519
Total payments	1,158	697
Ending liabilities for unpaid losses and loss adjustment expenses, net	8,265	5,528
Reinsurance recoverables	233	208
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,498	$5,736

[1]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[2]
Includes unallocated loss adjustment expenses of $41, and $24 for the three months ended March 31, 2018 and 2017, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

Re-estimates of prior incurral years reserves for the three months ended March 31, 2018
Group disability- Prior period reserve estimates decreased by approximately $85 largely driven by group long-term disability claim terminations (recoveries and claimant deaths) higher than prior reserve assumptions and claim incidence lower than prior assumptions.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $40 largely driven by lower-than-previously expected claim incidence on group life, group life premium waiver, and group accidental death & dismemberment claims.

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
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $35 largely driven by lower-than-previously expected claim incidence. This was partially offset by higher-than-expected claim severity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Reserve for Future Policy Benefits

Changes in Reserves for Future Policy Benefits[1]
Liability balance as of January 1, 2018	$713
Incurred	10
Paid	(8)
Change in unrealized investment gains and losses	(37)
Liability balance as of March 31, 2018	$678
Reinsurance recoverable asset, as of January 1, 2018	$26
Incurred	8
Paid	—
Reinsurance recoverable asset, as of March 31, 2018	$34

Liability balance as of January 1, 2017	$322
Incurred	20
Paid	(10)
Change in unrealized investment gains and losses	(10)
Liability balance as of March 31, 2017	$322
Reinsurance recoverable asset, as of January 1, 2017	$28
Incurred	2
Paid	—
Reinsurance recoverable asset, as of March 31, 2017	$30
[1]Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for structured settlement and terminal funding agreement liabilities retained which are in the Corporate category.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Debt

Senior Notes
On March 15, 2018, The Hartford issued $500 of 4.4% senior notes ("4.4% Notes") due March 15, 2048 for net proceeds of approximately $490, after deducting underwriting discounts and expenses from the offering. Interest is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 2018. The Hartford, at its option, can redeem the 4.4% Notes at any time, in whole or in part, at a redemption price equal to the greater of 100% of the principal amount being redeemed or a make-whole amount based on a comparable maturity US Treasury plus 25 basis points, plus any accrued and unpaid interest, except the option of a make-whole payment is not applicable within the final six months before maturity.
On March 15, 2018, The Hartford repaid at maturity the $320  principal amount of its 6.3% senior notes.
Revolving Credit Facility
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity of up to $1 billion of unsecured credit through October 31, 2019, subject to amended terms and conditions as described below, available in U.S. Dollars, Euro, Sterling, Canadian Dollars and Japanese Yen. Of the aggregate principal amount available, up to $250 is available to support letters of credit. U.S. Dollar loans will bear interest at the higher of a rate (the prime rate or the Federal Funds Rate plus 0.50% ) plus a basis point spread based on The Hartford’s credit rating and will mature no later than October 31, 2019. Letters of credit issued from the Credit Facility bear a fee based on The Hartford’s credit rating and expire no later than October 31, 2020. The Credit Facility requires the Company to maintain a minimum consolidated net worth excluding AOCI, limits debt based on a maximum senior debt to capitalization ratio of 35%, and includes other customary covenants.
As of March 31, 2018, no borrowings were outstanding and $3 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
On March 29, 2018, the Company entered into an amendment (the "Amendment") to its Credit Facility that reset the level of the Company’s minimum consolidated net worth financial covenant to $9 billion excluding AOCI from its former $13.5 billion (where net worth was defined as stockholders' equity excluding AOCI and including junior subordinated debt), among other updates. The Amendment also provides for an amended and restated credit agreement that would, upon and subject to certain conditions including consummation of the sale of the life and annuity run-off business and among other changes, (i) decrease the aggregate principal amount of the facility from $1 billion to $750, including a reduction to the amount available for letters of credit from $250 to $100 (ii) change the maturity date to March 29, 2023, and (iii) modify the liens covenant and certain other covenants therein.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Income Taxes

Income Tax Rate Reconciliation
	Three Months Ended March 31,
	2018	2017
Tax provision at U.S. federal statutory rate [1]	$109	$140
Tax-exempt interest	(17)	(30)
Executive compensation	4	—
Stock-based compensation	(2)	(7)
Tax reform	(3)	—
Other	—	(5)
Provision for income taxes	$91	$98
[1]Due to the passage of tax reform on December 22, 2017, current and prior period federal statutory rates are reflected at 21% and 35% respectively.

Rollforward of Unrecognized Tax Benefits
	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$9	$12
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Balance, end of period	$9	$12

The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
The federal audits have been completed through 2013, and the Company is not currently under examination for any open years. Management believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized no interest expense for the periods ended March 31, 2018 and 2017. The Company had no interest payable as of March 31, 2018 and 2017. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover and general business credit carryforward as shown in the table below.

Future Tax Benefits
	As of
	March 31, 2018		Expiration
	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$3,087	$648	2020			$1
			2023	-	2036	$3,086
Net operating loss carryover - foreign	$4	$—	No expiration			$4
Foreign tax credit carryover	$21	$21	2023	-	2024	$21
General business credit carryover	$3	$3	2031	-	2037	$3
Net Operating Loss Carryover
U.S. NOL's reflected above arose in taxable years prior to 2017 and are still subject to prior tax law which allows for carryback and limits the period over which carryforwards may be used to offset taxable income as shown in the above table. Utilization of the Company's loss carryovers is dependent upon the generation of sufficient future taxable income. The U.S. net operating loss carryover in the table above included $422 of NOL's of the life and annuity run-off business that the Company will retain. Given the expected earnings of the Company going forward, including earnings of its property and casualty, group benefits and mutual fund businesses, the Company expects to generate sufficient taxable income in the future to utilize its net operating loss carryover. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time.
Tax Credit Carryovers
Foreign Tax Credits and General Business Credits- These credits are available to offset regular federal income taxes from future taxable income. The use of these credits prior to expiration depends on the generation of sufficient taxable income to first utilize all U.S. net operating loss carryovers. However, the Company has purchased certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Income Taxes (continued)

Alternative Minimum Tax Credit Carryovers- As of March 31, 2018, the Company had an alternative minimum tax credit (AMT) carryover, net of a sequestration fee payable, of $793 which is reflected as a current income tax receivable within Other Assets in the accompanying condensed consolidated balance sheet. AMT credits may be used to offset a regular tax liability for any taxable year beginning after December 31, 2017, and are refundable at an amount equal to 50 percent of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Any remaining credits not used against regular tax liability are refundable in the 2021 tax year to be collected in 2022. The sequestration fee applies to refunds of AMT credits but does not apply if those credits are used against regular tax liability. As of March 31, 2018, the Company's AMT credit carryover was net of an estimated sequestration fee payable of $53, but the amount of the fee that is ultimately payable is subject to change depending on the level and timing of future taxable income and any subsequent changes in the sequestration rate. During the first quarter of 2018, the Company recorded an income tax benefit of $3 related to the reduction of the sequestration rate from 6.6 percent to 6.2 percent.

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
In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Commitments and Contingencies (continued)

emerging legal doctrines. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. Plaintiffs and insureds also have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers and unanticipated developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future.
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
While the Company believes that its current asbestos and environmental reserves are appropriate, significant uncertainties limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not estimable now, could be material to The Hartford’s consolidated operating results and liquidity.

As of March 31, 2018, the Company reported $1.2 billion of net asbestos reserves and $231 of net environmental reserves. While the Company believes that its current asbestos and environmental reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
Effective December 31, 2016, the Company entered into an ADC reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., to reduce uncertainty about potential adverse development of asbestos and environmental reserves. Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net asbestos and environmental reserves as of December 31, 2016 of approximately $1.7 billion. The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, cumulative adverse development of asbestos and environmental claims could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these changes could be material to the Company’s consolidated operating results and liquidity. As of March 31, 2018, the Company has incurred $285 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the ADC treaty with NICO, leaving approximately $1.2 billion of coverage available for future adverse net reserve development, if any.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Commitments and Contingencies (continued)

positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2018 was $96. Of this $96 , the legal entities have posted collateral of $94 in the normal course of business. Based on derivative market values as of March 31, 2018, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would require an additional $10 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Equity

Capital Purchase Program ("CPP") Warrants
As of March 31, 2018 and December 31, 2017, respectively, the Company has 2.2 million of CPP warrants outstanding and exercisable. CPP warrant exercises were 0.1 million and 1.0 million for the three months ended March 31, 2018 and 2017, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended March 31, 2018 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $8.964 as of March 31, 2018 and $8.999 as of December 31, 2017.
Equity Repurchase Program
The Company does not currently have an equity repurchase authorization in 2018.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2018
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,931	$(3)	$18	$34	$(1,317)	$663
Cumulative effect of accounting changes, net of tax [1]	273	—	2	4	(284)	(5)
Adjusted balance, beginning of period	2,204	(3)	20	38	(1,601)	658
OCI before reclassifications	(882)	(2)	(31)	(6)	1	(920)
Amounts reclassified from AOCI	27	—	(13)	—	9	23
OCI, net of tax	(855)	(2)	(44)	(6)	10	(897)
Ending balance	$1,349	$(5)	$(24)	$32	$(1,591)	$(239)
[1]Includes reclassification to retained earnings of $88 of stranded tax effects and $93 of net unrealized gains, after tax, related to equity securities. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies for further information.

Reclassifications from AOCI
	Three Months Ended March 31, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$(38)	Net realized capital gains (losses)
	(38)	Total before tax
	(8)	Income tax expense
	$3	Income from discontinued operations, net of tax
	$(27)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$1	Net realized capital gains (losses)
Interest rate swaps	8	Net investment income
	9	Total before tax
	2	Income tax expense
	$6	Income from discontinued operations, net of tax
	$13	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	Insurance operating costs and other expenses
Amortization of actuarial loss	(13)	Insurance operating costs and other expenses
	(12)	Total before tax
	(3)	Income tax expense
	$(9)	Net income
Total amounts reclassified from AOCI	$(23)	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2017
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,276	$(3)	$76	$6	$(1,692)	$(337)
OCI before reclassifications	160	(1)	(4)	2	—	157
Amounts reclassified from AOCI	(23)	—	(14)	—	10	(27)
OCI, net of tax	137	(1)	(18)	2	10	130
Ending balance	$1,413	$(4)	$58	$8	$(1,682)	$(207)

Reclassifications of AOCI
	Three Months Ended March 31, 2017	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$14	Net realized capital gains (losses)
	14	Total before tax
	5	Income tax expense
	14	Income from discontinued operations, net of tax
	$23	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$4	Net realized capital gains (losses)
Interest rate swaps	9	Net investment income
	13	Total before tax
	4	Income tax expense
	5	Income from discontinued operations, net of tax
	$14	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	Insurance operating costs and other expenses
Amortization of actuarial loss	(16)	Insurance operating costs and other expenses
	(15)	Total before tax
	(5)	Income tax expense
	$(10)	Net income
Total amounts reclassified from AOCI	$27	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Employee Benefit Plans

The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2017 Annual Report on Form 10-K.

Net Periodic Benefit
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Service cost	$1	$1	$—	$—
Interest cost	35	49	2	2
Expected return on plan assets	(56)	(79)	(2)	(2)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of actuarial loss	12	15	1	1
Net periodic benefit	$(8)	$(14)	$—	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Business Dispositions and Discontinued Operations

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
The Company has recognized an estimated loss on sale within discontinued operations of approximately $3.2 billion including $3.3 billion in the fourth quarter of 2017 and a reduction of loss on sale of $62 in the first quarter of 2018. The reduction in loss in the first quarter of 2018 was largely due to the reclassification to retained earnings of $193 of tax effects stranded in AOCI due to the accounting for tax reform, less $107 of operating income from discontinued operations in the first quarter of 2018 and a reclassification of $10 of net unrealized gains net of shadow DAC from AOCI to retained earnings. See Note 1 - Adoption of New Accounting Standards within Basis of Presentation and Significant Accounting Policies, for additional information about the reclassifications from AOCI to retained earnings. Under the agreement, results from the discontinued operations inure to the buyer; therefore, apart from the effect of the reclassification of amounts from AOCI to retained earnings, the loss from discontinued operations during the period between signing and closing will remain largely unchanged as any income earned by the life and annuity run-off business will be offset by a higher loss on sale. At closing, shareholders’ equity will be further reduced for the amount of accumulated other comprehensive income (AOCI) of the life and annuity run-off business, which was approximately $892 and $1 billion as of March 31, 2018 and December 31, 2017, respectively, largely consisting of net unrealized gains on investments, net of shadow DAC.
Following the sale, the Company will manage invested assets of the life and annuity run-off business for an initial term of five years and provide transition services for an estimated period of 12 to 24 months.
The following table summarizes the major classes of assets and liabilities of discontinued operations.

Major Classes of Assets and Liabilities to be Transferred to the Buyer in Connection with the Sale

	Carrying Value as of 3/31/2018	Carrying Value as of 12/31/2017
Assets
Cash and investments	$29,227	$30,135
Reinsurance recoverables	20,701	20,785
Loss accrual [1]	(3,195)	(3,257)
Other assets	1,425	1,439
Separate account assets	108,393	115,834
Total assets held for sale	156,551	164,936
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	$14,282	$14,482
Other policyholder funds and benefits payable	28,921	29,228
Long-term debt	142	142
Other liabilities	2,456	2,756
Separate account liabilities	108,393	115,834
Total liabilities held for sale	$154,194	$162,442

[1]	Represents the estimated accrued loss on sale of the Company's life and annuity run-off business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Business Dispositions and Discontinued Operations (continued)

Reconciliation of the Major Line Items Constituting Pretax Profit (Loss) of Discontinued Operations

	For the periods ended March 31,
	2018	2017
Revenues
Earned premiums	$27	$36
Fee income and other	232	223
Net investment income	312	318
Net realized capital losses	21	(45)
Total revenues	592	532
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	328	333
Amortization of DAC	41	19
Insurance operating costs and other expenses [1]	101	94
Total benefits, losses and expenses	470	446
Income before income taxes	122	86
Income tax expense	15	11
Income from operations of discontinued operations, net of tax	107	75
Net realized capital gain on disposal, net of tax	62	—
Income from discontinued operations, net of tax	$169	$75
[1]Corporate allocated overhead has been included in continuing operations.
Cash flows from discontinued operations included in the Consolidated Statement of Cash Flows were as follows:
Cash Flows from Discontinued Operations

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities from discontinued operations	$267	$342
Net cash (used in) provided by investing activities from discontinued operations	$(187)	$(467)
Net cash (used in) provided by financing activities from discontinued operations [1]	$(340)	$105
Cash paid for interest	$2	$2
[1] Excludes return of capital to parent of $300 for the three months ended March 31, 2017.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion and in Part I, Item 1A, Risk Factors in The Hartford’s 2017 Form 10-K Annual Report, and those identified from time to time in our other filings with the Securities and Exchange Commission. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
On February 16, 2018, The Hartford entered into a renewal rights agreement with the Farmers Exchanges, of the Farmers Insurance Group of Companies, to acquire its Foremost-branded small commercial business sold through independent agents.
On December 3, 2017, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, entered into a definitive agreement to sell all of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company, and its life and annuity operating subsidiaries. For discussion of this transaction, see Note 17 - Business Dispositions and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
On November 1, 2017, Hartford Life and Accident Insurance Company ("HLA"), a wholly owned subsidiary of the Company, completed the acquisition of Aetna's U.S. group life and disability business through a reinsurance transaction. Aetna's U.S. group life and disability revenue and earnings since the acquisition date are included in the operating results of the Company's Group Benefits reporting segment. For discussion of this transaction, see Note 2 - Business Acquisitions of Notes to Condensed Consolidated Financial Statements.
On May 10, 2017, the Company completed the sale of its U.K. property and casualty run-off subsidiaries. The operating results of the Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. For discussion of this transaction, see Note 20 - Business Dispositions and Discontinued Operations in The Hartford's 2017 Form 10K Annual Report Notes to Consolidated Financial Statements.
Certain reclassifications have been made to historical financial information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") to conform to the current period presentation.

Amortization of intangible assets has been reclassified out of Insurance operating costs and other expenses on the Condensed Consolidated Statements of Operations into their own line item.
Distribution costs within the Mutual Funds segment that were previously netted against fee income are presented gross in insurance operating costs and other expenses.
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
Policy loans have been reclassified to Other investments on the Condensed Consolidated Balance Sheets.
Other intangible assets have been reclassified out of Other assets on the Condensed Consolidated Balance Sheets into their own line item.
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
Definitions of Non-GAAP and Other Measures and Ratios
Assets Under Management ("AUM")- include mutual fund and Exchange-Traded Products ("ETP") assets. AUM is a measure used by the Company because a significant portion of the Company’s mutual fund revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
Book Value per Diluted Share-excluding AOCI, is calculated based upon a non-GAAP financial measure. It is calculated by dividing (a) total stockholders' equity, excluding AOCI, after tax, by (b) common shares outstanding and dilutive potential common shares. The Company provides this measure to enable investors to analyze the amount of the Company's net worth that is primarily attributable to the Company's business operations. The Company believes it is useful to investors because it eliminates the effect of items that can fluctuate significantly from period to period, primarily based on changes in interest rates.
Catastrophe Ratio-(a component of the loss and loss adjustment expense ratio) represents the ratio of catastrophe losses incurred in the current calendar year (net of reinsurance) to earned premiums and includes catastrophe losses incurred for both the current and prior accident years. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers, as defined by the Property Claim Service office of Verisk. The catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.
Combined Ratio-the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expenses for every $100 of earned premiums. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses.
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
Reconciliation of Net Income to Core Earnings

	Three Months Ended March 31,
	2018	2017
Net income	$597	$378
Less: Net realized capital gains (losses) excluded from core earnings, before tax	(30)	23
Less: Integration and transaction costs associated with acquired business, before tax	(12)	—
Less: Income tax benefit (expense)	9	(8)
Less: Income from discontinued operations, after tax	169	75
Core earnings	$461	$288

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
Fee Income- largely driven from amounts earned as a result of contractually defined percentages of assets under management in our Mutual Funds business. These fees are generally earned on a daily basis. Therefore, the growth in assets under management either through positive net flows or favorable market performance will have a favorable impact on fee income. Conversely, either negative net flows or unfavorable market performance will reduce fee income.
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
Mutual Fund and Exchange-Traded Product Assets- are owned by the shareholders of those products and not by the Company and, therefore, are not reflected in the Company’s consolidated financial statements except in instances where the Company seeds new mutual funds and holds an investment in the fund for a period of time. Mutual fund and ETP assets are a measure used by the Company primarily because a significant portion of the Company’s Mutual Funds segment revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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
Traditional life and disability insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection for the policyholder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth.

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
THE HARTFORD’S OPERATIONS
Overview
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Mutual Funds, as well as a Corporate category. The Hartford includes in its Corporate category discontinued operations of the Company's life and annuity run-off business accounted for as held for sale, reserves for structured settlement and terminal funding agreement liabilities retained, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
The Company derives its revenues principally from: (a) premiums earned for insurance coverage provided to insureds; (b) management fees on mutual fund and ETP assets; (c) net investment income; (d) fees earned for services provided to third parties; and (e) net realized capital gains and losses. Premiums charged for insurance coverage are earned principally on a pro rata basis over the terms of the related policies in-force.
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
Similar to Property & Casualty, profitability of the Group Benefits business depends, in large part, on the ability to evaluate and rice risks appropriately and make reliable estimates of mortality, morbidity, disability and longevity. To manage the pricing risk, Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. However, as policies are typically sold with rate guarantees of up to three years, pricing for the Company’s products could prove to be inadequate if loss trends emerge adversely during the rate guarantee period. For some of its products, the Company is required to obtain approval for its premium rates from state insurance departments. New and renewal business for group benefits business, particularly for long-term disability, are priced using an assumption about expected investment yields over time. While the Company employs asset-liability duration matching strategies to mitigate risk and may use interest-rate sensitive derivatives to hedge its exposure in the Group Benefits investment portfolio, cash flow patterns related to the payment of benefits and claims are uncertain and actual investment yields could differ significantly from expected investment yields, affecting profitability of the business. In addition to appropriately evaluating and pricing risks, the profitability of the Group Benefits business depends on other factors, including the Company’s response to pricing decisions and other actions taken by competitors, its ability to offer voluntary products and self-service capabilities, the persistency of its sold business and its ability to manage its expenses which it seeks to achieve through economies of scale and operating efficiencies.
The financial results in the Company’s mutual fund and ETP businesses depend largely on the amount of assets under management on which it earns fees and the level of fees charged based, in part, on asset share class and product type. Changes in assets under management are driven by two main factors: net flows, and the market return of the funds, which is heavily influenced by the return realized in the equity and bond markets. Net flows are comprised of new sales less redemptions by mutual fund and ETP shareholders. Financial results are highly correlated to the growth in assets under management since these products generally earn fee income on a daily basis.
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
The primary investment objective for the Company is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after tax income to meet policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.
For further information on the Company's reporting segments refer to Part I, Item 1, Business - Reporting Segments in The Hartford’s 2017 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

Net Income	Net Income per Diluted Share	Book Value per Diluted Share
Net income increased to $597, or $1.67 per basic share and $1.64 per diluted share, from first quarter 2017 net income of $378, or $1.02 per basic share and $1.00 per diluted share, primarily due to the effects of a lower corporate Federal income tax rate, a higher underwriting gain in Property and Casualty, increased net investment income benefiting both Property and Casualty and Group Benefits, higher earnings in Mutual Funds and an increase in income from discontinued operations.
Book value per diluted share decreased to $36.06 from $37.11 as of December 31, 2017 as a result of a 3% decrease in stockholders' equity resulting primarily from a decrease in accumulated other comprehensive income ("AOCI") over the three month period, partially offset by net income in excess of shareholder dividends. AOCI decreased mainly due to lower net unrealized capital gains.

Net Investment Income	Annualized Investment Yield After tax
Net investment income of $451 increased 10% compared with first quarter 2017 primarily due to higher fixed maturities asset levels driven by the acquisition of Aetna's U.S. group life and disability business and higher income from limited partnerships and other alternative investments.
Net realized gains (losses) declined by $54 from the first quarter 2017 to $30 of net losses in 2018 principally due to a change to net realized losses on sales, primarily the result of duration, liquidity and credit management.
Annualized investment yield of 3.5%, after tax, increased from 3.1%, after tax, compared with first quarter 2017, primarily due the effect of a lower corporate Federal income tax rate.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net unrealized gains, after tax, in the investment portfolio decreased by $855 in first quarter 2018 primarily due to the effect of higher interest rates and wider credit spreads.

Written Premiums	Combined Ratio
Written premiums for Property & Casualty decreased 2% compared with first quarter 2017 reflecting a decrease in Personal Lines, partially offset by an increase in Commercial Lines.
Combined ratio for Property & Casualty decreased 4.3 points to 93.1 compared with a combined ratio of 97.4 in first quarter 2017, largely due to lower catastrophes, more favorable prior accident year development and lower current accident year auto liability loss costs.
Catastrophe losses of $103, before tax, decreased from catastrophe losses of $150, before tax, in first quarter 2017, largely due to lower losses from winter storm events during the first quarter of 2018 compared to higher losses from wind and hail events in the first quarter of 2017.
Prior accident year development was a net favorable $32, before tax, in first quarter 2018, primarily due to a decrease in workers' compensation and homeowners reserves. Reserve development was a net unfavorable $12, before tax, in first quarter 2017, largely due to increased reserves for commercial automobile and general liability, partially offset by a decrease in reserves for workers' compensation.

Net Income Margin - Group Benefits
Net income margin on Group Benefits decreased to 3.6% from 4.9% in the first quarter 2017, primarily due to a change to net realized capital losses, integration costs incurred in the first quarter of 2018, a lower net investment yield and higher group life loss ratio, partially offset by an improvement in the expense ratio and an improved group disability loss ratio.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes beginning on page F-1 as well as with the segment operating results sections of MD&A.

	Three Months Ended March 31,
	2018	2017	Change
Earned premiums	$3,927	$3,438	14%
Fee income	323	278	16%
Net investment income	451	410	10%
Net realized capital gains (losses)	(30)	24	NM
Other revenues	20	19	5%
Total revenues	4,691	4,169	13%
Benefits, losses and loss adjustment expenses	2,695	2,424	11%
Amortization of deferred policy acquisition costs	342	344	(1%)
Insurance operating costs and other expenses	1,037	919	13%
Interest expense	80	80	—%
Amortization of other intangible assets	18	1	NM
Total benefits, losses and expenses	4,172	3,768	11%
Income from continuing operations before income taxes	519	401	29%
Income tax expense	91	98	(7%)
Income from continuing operations, net of tax	428	303	41%
Income from discontinued operations, net of tax	169	75	125%
Net income	$597	$378	58%
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net income increased by $219 with an increase in income from both continuing operations and discontinued operations. Income from continuing operations increased by $125, primarily due to the effects of a lower corporate Federal income tax rate, a higher underwriting gain in Property and Casualty, increased net investment income benefiting both Property and Casualty and Group Benefits and higher earnings in Mutual Funds.
Earned premiums increased by $489 before tax, primarily due to the acquisition of the Aetna U.S. group life and disability business in November 2017 that has increased earned premiums in our Group Benefits segment. Earned premiums in Property and Casualty declined reflecting an 8% decline in Personal Lines, partially offset by 1% growth in Commercial Lines. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by Segment.
Fee income increased by 16% reflecting increased fee income in Mutual Funds largely due to higher assets under management.
Net investment income increased by 10%, primarily due to a higher level of invested assets due to the acquisition of the Aetna U.S. group life and disability business and higher income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.
Net realized capital losses of $30 in the first quarter of 2018 compared with net realized capital gains of $24 in the first quarter of 2017, with losses in 2018 driven by sales of fixed maturities, AFS primarily the result of duration, liquidity and credit management. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Benefits, losses and loss adjustment expenses decreased in Property & Casualty and increased in Group Benefits. The increase in Group Benefits was largely due to the acquisition of the Aetna U.S. group life and disability business and higher group life mortality, partially offset by a lower group disability loss ratio. The net decrease in incurred losses for Property & Casualty was driven by:

•
Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty decreased $75, before tax, primarily resulting from the effect of lower Personal Lines earned premium and lower Personal Lines automobile liability loss costs.

•	Current accident year catastrophe losses of $103, before tax, for the three months ended March 31, 2018, compared to

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$150, before tax, for the prior year period. Catastrophe losses in 2018 were primarily from East coast winter storms. Catastrophe losses in 2017 were primarily due to multiple wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Net prior accident year reserve development in Property & Casualty was favorable $32, before tax, for the three months ended March 31, 2018, compared to unfavorable net reserve development of $12, before tax, for the prior year period. Prior accident year development in 2018 primarily included a decrease in reserves for workers’ compensation and homeowners claims. Prior accident year development in 2017 was largely due to an increase in commercial automobile liability. For additional information, see MD&A - Critical Accounting Estimates, Reserve Rollforwards and Development.

Amortization of deferred policy acquisition costs was relatively flat year over year as a decrease in Personal Lines was largely offset by an increase in Commercial Lines.
Insurance operating costs and other expenses increased due to operating costs associated with the acquisition of the Aetna U.S. group life and disability business and, to a lesser extent, higher variable expenses in Mutual Funds.

Amortization of other intangible assets increased reflecting the amortization of customer relationship intangibles in the Group Benefits segment that arose from the acquisition of the Aetna U.S. group life and disability business.
Income tax expense decreased primarily due to the effect of a lower corporate Federal income tax rate, partially offset by the effect of an increase in pre-tax income. Differences between the Company's effective income tax rate and the U.S. statutory rate of 21% and 35% in 2018 and 2017, respectively, are due primarily to tax-exempt interest earned on invested assets and stock-based compensation. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Income from discontinued operations net of tax increased to $169 from $75 in the prior year quarter. The $169 of income from discontinued operations in the first quarter of 2018 was mostly attributable to the reclassification of $193 of stranded tax effects from AOCI to retained earnings related to the life and annuity run-off business. The reclassification reduced the estimated loss on sale with a corresponding increase in AOCI related to the assets held for sale. For more information on the reclassification of stranded tax effects, see Note 1 of Notes to Condensed Consolidated Financial Statements. Refer to the Corporate category MD&A discussion for more information about operating earnings from the life and annuity run-off business held for sale.
INVESTMENT RESULTS

Composition of Invested Assets
	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$35,924	80.9%	$36,964	81.9%
Fixed maturities, at fair value using the fair value option ("FVO")	38	0.1%	41	0.1%
Equity securities, at fair value [1]	1,123	2.5%
Equity securities, AFS, at fair value [1]			1,012	2.3%
Mortgage loans	3,221	7.2%	3,175	7.0%
Limited partnerships and other alternative investments	1,649	3.7%	1,588	3.5%
Other investments [2]	92	0.2%	96	0.2%
Short-term investments	2,385	5.4%	2,270	5.0%
Total investments	$44,432	100.0%	$45,146	100.0%

[1]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of March 31, 2018.

[2]	Primarily relates to derivative instruments.
March 31, 2018 compared to December 31, 2017
Total investments decreased primarily due to a decrease in fixed maturities, AFS, partially offset by slight increases in short-term investments and equity securities.
Fixed maturities, AFS decreased primarily due to the a decrease in valuations due to higher interest rates and wider credit spreads.

Short-term investments increased largely due to holding more short-term investments until those assets are reinvested into longer duration asset classes.
Equity securities increased largely due to purchases of common stock, slightly offset by a decrease in valuations.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended March 31,
	2018		2017
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$349	3.9%	$319	4.0%
Equity securities	6	2.3%	5	2.1%
Mortgage loans	33	4.1%	30	4.1%
Limited partnerships and other alternative investments	73	18.6%	58	15.5%
Other [3]	8		15
Investment expense	(18)		(17)
Total net investment income	$451	4.2%	$410	4.2%
Total net investment income excluding limited partnerships and other alternative investments	$378	3.7%	$352	3.8%

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
Three months ended March 31, 2018, compared to the three months ended March 31, 2017
Total net investment income increased primarily due to higher income from fixed maturities and limited partnerships and other alternative investments. Fixed maturities income increased as compared to the prior year quarter primarily due to higher asset levels driven by the acquisition of Aetna's U.S. group life and disability business. Income from limited partnership and other alternative investments was above the prior year quarter due to higher returns on private equity investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was 3.7% in 2018 and 3.8% for the same period in 2017. Excluding non-routine items, which primarily include make-whole payments on fixed maturities, the annualized investment income yield was 3.6% for the three months ended March 31, 2018, down from 3.7% for the same period in 2017.

New money yield excluding certain U.S. Treasury securities and cash equivalent securities for the three months ended March 31, 2018, was approximately 3.8% which was above the average yield of sales and maturities of 3.3% for the same period. For the three months ended March 31, 2018, the average reinvestment rate of 3.8% increased from 3.5% for the three months ended March 31, 2017, due to higher interest rates.
As investment income in 2018 will include the lower yield on Aetna group life and disability assets that were recorded at current yields as of the November 1, 2017 acquisition date, we expect the annualized net investment income yield for the 2018 calendar year, excluding limited partnerships and other alternative investments, to be flat to slightly lower than the portfolio yield earned in 2017 though it could be higher depending on the level of non-routine income and if reinvestment rates stay above the sales/maturity yield. The estimated impact on net investment income yield is subject to change as the composition of the portfolio changes through portfolio management and changes in market conditions.

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2018	2017
Gross gains on sales	$19	$61
Gross losses on sales	(57)	(46)
Equity securities [1]	16	—
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [2]	—	(1)
Transactional foreign currency revaluation	1	6
Non-qualifying foreign currency derivatives	(3)	(7)
Other, net [3]	(6)	11
Net realized capital gains (losses)	$(30)	$24

[1]	Effective January 1, 2018, with adoption of new accounting standards for equity securities at fair value, includes all changes in fair value and trading gains and losses for equity securities.

[2]	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[3]	Primarily consists of changes in value of non-qualifying derivatives and including credit derivatives.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2018
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate securities, U.S. treasury securities, and tax-exempt municipal bonds.
Equity securities gains were primarily driven by the sale of a private direct equity investment, partially offset by a decline in fair value of common stock investments.
Other, net gains and losses were primarily due to losses of $6 related to credit derivatives driven by credit spread widening.
Three months ended March 31, 2017
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate securities, equity securities, residential mortgage-backed securities ("RMBS") and U.S. treasury securities.
Other, net gains primarily related to $9 of interest rate derivatives used to manage duration.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2017 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2018.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense ("LAE") Reserves of $19,777, Net of Reinsurance, by Segment as of March 31, 2018
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are adjusted after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, adjustments are made more quickly to more mature accident years and less volatile lines of business. Such adjustments of reserves are referred to as “prior accident year development”. Increases in previous estimates of ultimate loss costs are referred to as either an increase in prior accident year reserves or as unfavorable reserve development. Decreases in previous estimates of ultimate loss costs are referred to as either a decrease in prior accident year reserves or as favorable reserve development. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2018

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$18,893	$2,294	$2,588	$23,775
Reinsurance and other recoverables	3,147	71	739	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	971	566	—	1,537
Current accident year ("CAY") catastrophes ("CATS")	69	34	—	103
Prior accident year development ("PYD")	(19)	(13)	—	(32)
Total provision for unpaid losses and loss adjustment expenses	1,021	587	—	1,608
Less: payments	893	688	68	1,649
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,874	2,122	1,781	19,777
Reinsurance and other recoverables	3,146	62	730	3,938
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$19,020	$2,184	$2,511	$23,715
Earned premiums and fee income	$1,720	$869
Loss and loss expense paid ratio [1]	51.9	79.2
Loss and loss expense incurred ratio	59.7	68.3
Prior accident year development (pts) [2]	(1.1)	(1.5)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Current Accident Year Catastrophe Losses for the Three Months Ended March 31, 2018, Net of Reinsurance

	Commercial Lines	Personal Lines
Wind and hail	$7	$12
Winter Storms	62	22
Total Catastrophe Losses	$69	$34

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2018

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(25)	$—	$—	$(25)
Workers’ compensation discount accretion	10	—	—	10
General liability	8	—	—	8
Package business	8	—	—	8
Commercial property	(13)	—	—	(13)
Professional liability	2	—	—	2
Bond	—	—	—	—
Automobile liability	(5)	—	—	(5)
Homeowners	—	(12)	—	(12)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(8)	5	—	(3)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	4	(6)	—	(2)
Total prior accident year development	$(19)	$(13)	$—	$(32)

Workers’ compensation reserves were reduced in small commercial, primarily for accident years 2011 to 2015, as both claim frequency and medical claim severity have emerged favorably compared to previous reserve estimates.
General liability reserves were increased modestly, primarily due to an increase in reserves for specialty business within middle market for accident years 2009 to 2017, largely offset by a decrease in reserves for other lines within middle market, including premises and operations and products liability, principally for accident years 2015 and prior.  Contributing to the increase in reserves for specialty general liability reserves was an increase in large losses.  Contributing to the reduction in reserves for other middle market lines was more favorable outcomes on litigated claims.
Package business reserves were increased primarily due to increased severity of 2017 accident year property claims.
Commercial property reserves were reduced, driven by an increase in estimated reinsurance recoverable on marine losses from the 2017 accident year.
Homeowners reserves were reduced, primarily in accident years 2013 to 2017, driven by lower than expected severity across multiple perils.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$17,950	$2,094	$2,501	$22,545
Reinsurance and other recoverables	3,037	25	426	3,488
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	968	644	—	1,612
Current accident year catastrophes	71	79	—	150
Prior accident year development	15	(4)	1	12
Total provision for unpaid losses and loss adjustment expenses	1,054	719	1	1,774
Less: payments	863	710	79	1,652
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,104	2,078	1,997	19,179
Reinsurance and other recoverables	3,042	25	411	3,478
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$18,146	$2,103	$2,408	$22,657
Earned premiums and fee income	$1,698	$945
Loss and loss expense paid ratio [1]	50.8	75.1
Loss and loss expense incurred ratio	62.4	77.0
Prior accident year development (pts) [2]	0.9	(0.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Current Accident Year Catastrophe Losses for the Three Months Ended March 31, 2017, Net of Reinsurance

	Commercial Lines	Personal Lines
Wind and hail	$70	$76
Winter storms	1	3
Total Catastrophe Losses	$71	$79

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(20)	$—	$—	$(20)
Workers’ compensation discount accretion	8	—	—	8
General liability	10	—	—	10
Commercial property	1	—	—	1
Bond	(10)	—	—	(10)
Automobile liability	20	—	—	20
Catastrophes	—	(3)	—	(3)
Other reserve re-estimates, net	6	(1)	1	6
Total prior accident year development	$15	$(4)	$1	$12

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

Asbestos and Environmental Net Reserves

	Asbestos	Environmental
March 31, 2018
Property and Casualty Other Operations	$1,113	$176
Commercial Lines and Personal Lines	71	55
Ending liability — net	$1,184	$231
December 31, 2017
Property and Casualty Other Operations	$1,143	$182
Commercial Lines and Personal Lines	72	55
Ending liability — net	$1,215	$237
Property & Casualty Reserves Asbestos and Environmental ("A&E") Summary as of March 31, 2018

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,378	$327	$1,705
Assumed Reinsurance	419	46	465
Total	1,797	373	2,170
Ceded- other than NICO	(430)	(40)	(470)
Ceded - NICO ADC	(183)	(102)	(285)
Net	$1,184	$231	$1,415
Rollforward of Asbestos and Environmental Losses and LAE for the Three Months Ended March 31, 2018 and March 31, 2017

	Asbestos	Environmental
2018
Beginning liability—net	$1,215	$237
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	(31)	(6)
Reclassification of allowance for uncollectible reinsurance	—	—
Ending liability – net	$1,184	$231
2017
Beginning liability—net	$1,363	$292
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	(44)	(28)
Reclassification of allowance for uncollectible reinsurance [1]	1	—
Ending liability – net	$1,320	$264
[1]Related to the reclassification of an allowance for uncollectible reinsurance from the "All Other" category of P&C Other Operations reserves.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company classifies its asbestos and environmental reserves into two categories: Direct and Assumed Reinsurance.

•	Direct Insurance- includes primary and excess coverage. Of the two categories of claims, direct policies tend to have the greatest factual development from which to estimate the Company’s exposures.

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
Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016, will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain.  The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings.
As of March 31, 2018, the Company has incurred a cumulative $285 in adverse development on asbestos and environmental reserves that have been ceded under the ADC treaty with NICO, leaving approximately $1.2 billion of coverage available for future adverse net reserve development, if any.

Net and Gross Survival Ratios
Net and Gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e. survive) if future annual payments were consistent with the calculated historical average.
The survival ratios shown below are calculated for the one and three year periods ended March 31, 2018. The net basis survival ratio has been materially affected by the adverse development cover entered into between the Company and NICO. The Company cedes adverse asbestos and environmental development in excess of its December 31, 2016 net carried reserves of $1.7 billion to NICO up to a limit of $1.5 billion. Since December 31, 2016, net reserves for asbestos and environmental have been declining as the Company has had no net incurred losses but continues to pay down net loss reserves. As a result, this has the effect of reducing the one- and three-year net survival ratios shown in the table below. For asbestos, the table also presents the three-year net survival ratios excluding the effect of the PPG settlement in 2016.
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio	8.7	7.0
Three year net survival ratio- excluding PPG	7.5	4.7
One year gross survival ratio	9.8	9.5
Three year gross survival ratio - excluding PPG settlement	8.7	6.6
Asbestos and Environmental Paid and Incurred Losses and LAE Development for the Three Months Ended March 31, 2018

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross	$42	$—	$6	$—
Ceded- other than NICO	(11)	—	—	—
Ceded - NICO ADC	—	—	—	—
Net	$31	$—	$6	$—
Annual Reserve Reviews
Review of Asbestos Reserves
In 2018, the Company expects to perform its regular comprehensive annual review of asbestos reserves in the fourth quarter.
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

$183 in the fourth quarter of 2017 which was offset by $183 of ceded losses under the ADC agreement.
Review of Environmental Reserves
In 2018, the Company expects to perform its regular comprehensive annual review of environmental reserves in the fourth quarter.
As part of its evaluation in the fourth quarter of 2017, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts for both direct and assumed reinsurance. Based on this evaluation, the Company increased its net environmental reserves for prior year development by $102 in the fourth quarter 2017 which was offset by $102 of ceded losses under the ADC agreement.
2017 Reserve Reviews
For a discussion of the Company's 2017 comprehensive annual review of asbestos and environmental reserves, see Part II, Item 7 MD&A, Critical Accounting Estimates, Property & Casualty Other Operations section in the Company’s 2017 Form 10-K Annual Report.
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
As of March 31, 2018 , the Company reported $1.2 billion of net asbestos reserves and $231 of net environmental reserves. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its asbestos and environmental reserves. As discussed above the effect of these changes could be material to the Company's liquidity and, if cumulative adverse development subsequent to December 31, 2016 exceeded $650, the effect of the changes could be material to the Company's consolidated operating results. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2017 Form 10-K Annual Report.
Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company's reserving practices, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance

Product Reserves, Net of Reinsurance in the Company's 2017 Form 10-K Annual Report.
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and certain tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of March 31, 2018, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of March 31, 2018 and December 31, 2017, the Company had no valuation allowance. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax assets.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2018	2017	Change
Written premiums	$1,851	$1,821	2%
Change in unearned premium reserve	140	133	5%
Earned premiums	1,711	1,688	1%
Fee income	9	10	(10%)
Losses and loss adjustment expenses
Current accident year before catastrophes	971	968	—%
Current accident year catastrophes [1]	69	71	(3%)
Prior accident year development [1]	(19)	15	NM
Total losses and loss adjustment expenses	1,021	1,054	(3%)
Amortization of deferred policy acquisition costs	257	249	3%
Underwriting expenses	324	323	—%
Dividends to policyholders	4	4	—%
Underwriting gain	114	68	68%
Net investment income [2]	258	243	6%
Net realized capital gains (losses) [2]	(8)	11	(173%)
Other income	2	1	100%
Income before income taxes	366	323	13%
Income tax expense [3]	68	92	(26%)
Net income	$298	$231	29%

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Premium Measures [1]

	Three Months Ended March 31,
	2018	2017
New business premium	$337	$313
Standard commercial lines policy count retention	82%	85%
Standard commercial lines renewal written price increase	2.5%	3.2%
Standard commercial lines renewal earned price increase	3.3%	2.4%
Standard commercial lines policies in-force as of end of period (in thousands)	1,337	1,347

[1]	Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude Maxum, middle market specialty programs and livestock lines of business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	Three Months Ended March 31,
	2018	2017	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.8	57.3	(0.5)
Current accident year catastrophes	4.0	4.2	(0.2)
Prior accident year development	(1.1)	0.9	(2.0)
Total loss and loss adjustment expense ratio	59.7	62.4	(2.7)
Expense ratio	33.4	33.3	0.1
Policyholder dividend ratio	0.2	0.2	—
Combined ratio	93.3	96.0	(2.7)
Current accident year catastrophes and prior year development	2.9	5.1	(2.2)
Underlying combined ratio	90.4	90.9	(0.5)
Net Income
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net income increased in 2018 due to a higher underwriting gain, a lower corporate Federal income tax rate and an increase in net investment income, partially offset by a change from net realized capital gains in 2017 to net realized capital losses in 2018. For further discussion of investment results, see MD&A - Investment Results).

Underwriting Gain
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Underwriting gain increased in 2018 primarily due to a change from unfavorable prior accident year development in 2017 to favorable development in 2018 and a lower loss and loss adjustment expense ratio before catastrophes and prior accident year development.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
[1]Other of $12 for the three months ended March 31, 2017, and 2018, is included in the total.
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Earned premiums increased in 2018 reflecting written premium growth over the preceding twelve months.
Written premiums increased in 2018 primarily due to growth in small commercial and middle market.

•
Small commercial written premium growth for 2018 was primarily due to higher new business premium, renewal written price increases and growth from Maxum, partially offset by the effect of lower policy retention.

•	Middle market written premiums increased in 2018 due to growth in new business and higher renewal premium, due in part to renewal written pricing increases, partially offset by lower policy retention.

•	Specialty commercial written premiums in 2018 were down modestly driven by declines in bond and national accounts, partially offset by growth in financial products.

Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Loss and LAE ratio before catastrophes and prior accident year development decreased in 2018, primarily due to a lower loss and loss adjustment expense ratio in both auto and general liability.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Current accident year catastrophe losses for 2018 were primarily from winter storms on the east coast. Catastrophe losses for 2017 were primarily due to wind and hail events and winter storms in the midwest, Texas and the southeast.
Prior accident year development was favorable in 2018 compared to unfavorable prior accident year development in 2017. Net reserve decreases for 2018 were primarily related to lower loss reserve estimates for workers' compensation. Net reserves increases for 2017 were primarily related to commercial

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

automobile liability and general liability, largely offset by a decrease in reserves for bond and workers' compensation.

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
Underwriting Summary	2018	2017	Change
Written premiums	$807	$889	(9%)
Change in unearned premium reserve	(52)	(45)	(16%)
Earned premiums	859	934	(8%)
Fee income	10	11	(9%)
Losses and loss adjustment expenses
Current accident year before catastrophes	566	644	(12%)
Current accident year catastrophes [1]	34	79	(57%)
Prior accident year development [1]	(13)	(4)	NM
Total losses and loss adjustment expenses	587	719	(18%)
Amortization of DAC	71	81	(12%)
Underwriting expenses	143	137	4%
Amortization of other intangible assets	1	1	—%
Underwriting gain	67	7	NM
Net servicing income [2]	4	3	33%
Net investment income [3]	40	36	11%
Net realized capital gains [3]	—	2	(100%)
Other income	(1)	(1)	—%
Income before income taxes	110	47	134%
Income tax expense [4]	21	14	50%
Net income	$89	$33	170%

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	Includes servicing revenues of $19 for the three months ended March 31, 2018 and 2017 and includes servicing expenses of $15 and $16, for the three months ended March 31, 2018 and 2017, respectively.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results.

[4]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended March 31,
Written Premiums	2018	2017	Change
Product Line
Automobile	$581	$645	(10%)
Homeowners	226	244	(7%)
Total	$807	$889	(9%)
Earned Premiums
Product Line
Automobile	$600	$654	(8%)
Homeowners	259	280	(8%)
Total	$859	$934	(8%)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended March 31,
Premium Measures	2018	2017
Policies in-force end of period (in thousands)
Automobile	1,641	1,905
Homeowners	1,008	1,144
New business written premium
Automobile	$37	$42
Homeowners	$9	$12
Policy count retention
Automobile	80%	82%
Homeowners	82%	82%
Renewal written price increase
Automobile	9.7%	10.3%
Homeowners	9.5%	8.9%
Renewal earned price increase
Automobile	10.7%	8.2%
Homeowners	8.9%	8.2%
Underwriting Ratios

	Three Months Ended March 31,
Underwriting Ratios	2018	2017	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.9	69.0	(3.1)
Current accident year catastrophes	4.0	8.5	(4.5)
Prior year development	(1.5)	(0.4)	(1.1)
Total loss and loss adjustment expense ratio	68.3	77.0	(8.7)
Expense ratio	23.9	22.3	1.6
Combined ratio	92.2	99.3	(7.1)
Current accident year catastrophes and prior year development	2.5	8.1	(5.6)
Underlying combined ratio	89.8	91.2	(1.4)
Product Combined Ratios

	Three Months Ended March 31,
	2018	2017	Change
Automobile
Combined ratio	93.1	97.5	(4.4)
Underlying combined ratio	94.2	96.6	(2.4)
Homeowners
Combined ratio	89.8	103.4	(13.6)
Underlying combined ratio	78.9	78.9	—

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net income in 2018 increased primarily due to lower current accident year catastrophe losses, more favorable prior accident year reserve development and improved current accident year underwriting gains before catastrophes, partially offset by higher expenses associated with increased marketing spending. Net income also benefited from the enactment of lower Federal income tax rates.
Underwriting Gain
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Underwriting gain increased in 2018 primarily due to lower current accident year catastrophe losses, more favorable prior accident year development, and lower current accident year loss and loss adjustment expense ratios in both automobile and homeowners, partially offset by the effect of lower earned premium. Before catastrophes and prior accident year development, underwriting gain increased modestly as the effect of lower current accident year loss and loss adjustment expense ratios was offset by the effect of lower earned premium and the effect of an increase in direct marketing spending to generate new business.
Earned Premiums
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Earned premiums decreased in 2018, reflecting a decline in written premium over the prior six to twelve months in both Agency channels and in AARP Direct.
Written premiums decreased in 2018 in both Agency channels and in AARP Direct primarily due to a decline in new business, as well as lower policy count retention in automobile, partially offset by the effect of renewal written price increases.
Renewal written pricing increases in 2018 were higher in homeowners and have moderated in automobile with high single-digit price increases in both lines driven by actions taken to improve profitability.
Policy count retention decreased in 2018 in automobile driven in part by renewal written pricing increases. Policy count retention in homeowners stayed flat in 2018 despite higher renewal written price increases.
Policies in-force decreased in 2018 in both automobile and homeowners, driven by low new business and low policy count retention.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Loss and LAE ratio before catastrophes and prior accident year development decreased in 2018, primarily as a result of lower automobile liability frequency, lower non-catastrophe weather-related homeowners loss costs, and the effect of earned pricing increases.

Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Current accident year catastrophe losses for 2018 were from seven named catastrophe events across the country including several East coast winter storms and, to a lesser extent, wind and hail events in the South. Catastrophe losses for 2017 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in the Midwest, Texas and the Southeast.
Prior accident year development was favorable in 2018 primarily due to decreases in reserves for prior accident year homeowners losses and loss adjustment expenses. Net reserves decreased in 2017 primarily due to decreases in reserves for prior accident year catastrophes.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
Underwriting Summary	2018	2017	Change
Losses and loss adjustment expenses
Prior accident year development [1]	—	1	(100%)
Total losses and loss adjustment expenses	—	1	(100%)
Underwriting expenses	3	5	(40%)
Underwriting loss	(3)	(6)	50%
Net investment income [2]	24	31	(23%)
Net realized capital gains (losses) [2]	(1)	4	(125%)
Other income	—	2	(100%)
Income before income taxes	20	31	(35%)
Income tax expense [3]	3	7	(57%)
Net income	$17	$24	(29%)
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income

Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net income for the three months ended March 31, 2018 decreased, as compared to prior year period, primarily due to lower net investment income and a change to net realized capital losses in the current year period from net realized capital gains in the prior year period.
Asbestos and environmental comprehensive annual reserve reviews will occur in the fourth quarter of 2018. For information on asbestos and environmental reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended March 31,
	2018	2017	Change
Premiums and other considerations	$1,401	$835	68%
Net investment income [1]	121	95	27%
Net realized capital gains (losses) [1]	(25)	8	NM
Total revenues	1,497	938	60%
Benefits, losses and loss adjustment expenses	1,085	651	67%
Amortization of DAC	10	8	25%
Insurance operating costs and other expenses	321	220	46%
Amortization of other intangible assets	17	—	NM
Total benefits, losses and expenses	1,433	879	63%
Income before income taxes	64	59	8%
Income tax expense [2]	10	14	(29)%
Net income	$54	$45	20%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results.

[2]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended March 31,
	2018	2017	Change
Fully insured – ongoing premiums	$1,357	$805	69%
Buyout premiums	—	11	(100)%
Fee income	44	19	132%
Total premiums and other considerations	$1,401	$835	68%
Fully insured ongoing sales, excluding buyouts	$454	$211	115%

Ratios, Excluding Buyouts
	Three Months Ended March 31,
	2018	2017	Change
Group disability loss ratio	74.9%	82.9%	8.0
Group life loss ratio	80.9%	73.1%	(7.8)
Total loss ratio	77.4%	77.7%	0.3
Expense ratio [1]	24.0%	27.7%	3.7
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Margin
	Three Months Ended March 31,
	2018	2017	Change
Net income margin	3.6%	4.9%	(1.3)
Less: Net realized capital gains (losses) excluded from core earnings, after tax	(1.4)%	0.6%	(2.0)
Less: Integration and transaction costs associated with acquired business, after tax	(0.6)%	—%	(0.6)
Core earnings margin	5.6%	4.3%	1.3
Net Income
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net income increased for the three month period, primarily due to higher investment income and higher premium and other considerations, partially offset by a change to net realized capital losses and higher insurance operating costs and other expenses, including integration costs related to the acquisition of Aetna's U.S. group life and disability business in November 2017.
Insurance operating costs and other expenses increased 46%, primarily due to the acquisition of Aetna's U.S. group life and disability business and integration expenses, partially offset by state guaranty fund assessments incurred in the first quarter 2017 related to the liquidation of a life and health insurance company.

Fully Insured Ongoing Premiums
[1] Other of $55 and $60 is included in the three months ended March 31, 2017, and 2018, respectively
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Fully insured ongoing premiums increased 69% driven primarily by the acquisition of Aetna's U.S. group life and disability business, sales in excess of cancellations, strong group life and group disability persistency and premium from the New York Paid Family Leave product.
Fully insured ongoing sales, excluding buyouts increased 115% primarily due to new business generated by the sales force acquired with Aetna's U.S. group life and disability business. Excluding the impact of the acquisition, the Company saw an increase in fully insured sales in disability in 2018 due, in part, to the addition of a new New York Paid Family Leave product.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Total loss ratio decreased 0.3 points reflecting a lower group disability loss ratio, largely offset by a higher group life loss ratio. The group life loss ratio increased 7.8 points driven by the higher loss ratios associated with the business from the Aetna acquisition and higher mortality, partially offset by lower than expected claim incidence related to prior incurral years on group life, group life premium waiver and group accidental death and dismemberment claims. The group disability loss ratio decreased 8.0 points due to favorable incidence and favorable terminations (recoveries and claimant deaths), driving favorable development on prior incurral year reserves, as well as modest price increases. In addition, results were favorable as a result of a lower discount accretion on reserves acquired with Aetna's group disability business.
Expense ratio decreased 3.7 points. Of the decline, 2.4 points is driven by state guaranty fund assessments in 2017 related to the liquidation of a life and health insurance company. The remaining 1.3 point decline is driven by a greater mix of lower commission national accounts business due to the acquisition of Aetna's U.S. group life and disability business and higher revenues to cover fixed costs, partially offset by intangible asset amortization incurred in 2018.

MUTUAL FUNDS
Results of Operations
Operating Summary

	Three Months Ended March 31,
	2018	2017	Change
Fee income and other revenue	$258	$237	9%
Net investment income	1	1	—%
Total revenues	259	238	9%
Amortization of DAC	4	6	(33)%
Operating costs and other expenses [1]	212	197	8%
Total benefits, losses and expenses	216	203	6%
Income before income taxes	43	35	23%
Income tax expense	9	12	(25)%
Net income	$34	$23	48%

Daily average total Mutual Funds segment AUM	$117,301	$101,114	16%
Return on Assets ("ROA") [2]
Net income	11.9	9.2	29%
Core Earnings	11.9	9.2	29%

[1]	2017 includes distribution costs of $46 that were previously netted against fee income and are now presented gross in insurance operating costs and other expenses.

[2]	Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Mutual Funds Segment AUM

	Three Months Ended March 31,
	2018	2017 [1]	Change
Mutual Fund and ETP AUM - beginning of period	$99,090	$81,507	22%
Sales - mutual fund	6,177	7,218	(14)%
Redemptions - mutual fund	(5,693)	(5,885)	3%
Net flows - ETP	194	22	NM
Net flows - mutual fund and ETP	678	1,355	(50)%
Change in market value and other	115	4,214	(97)%
Mutual fund and ETP AUM - end of period	99,883	87,076	15%
Life and annuity run-off business held for sale	15,614	16,123	(3)%
Total Mutual Funds segment AUM	$115,497	$103,199	12%
[1]ETP AUM has been combined with mutual fund AUM. Previously ETPs were shown separately.
Mutual Fund and ETP AUM by Asset Class

	March 31, 2018	March 31, 2017	Change
Equity	$64,702	$54,683	18%
Fixed Income	14,378	13,973	3%
Multi-Strategy Investments [1]	20,137	18,142	11%
Exchange-traded Products	666	278	140%
Mutual Fund and ETP AUM	$99,883	$87,076	15%
[1]Includes balanced, allocation, and alternative investment products.

Net Income
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net income increased compared to the prior year, in part, due to higher investment management fees as a result of higher daily average AUM for the period, partially offset by higher variable costs including sub-advisory and distribution and services expenses. Also contributing to the increase was the effect of a lower corporate Federal income tax rate.

Total Mutual Funds Segment AUM
March 31, 2018 compared to March 31, 2017
Total Mutual Funds segment AUM increased in 2018 primarily due to positive net flows and market appreciation over the past 12 months, partially offset by the continued runoff of AUM related to the life and annuity run-off business held for sale.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended March 31,
Operating Summary	2018	2017	Change
Fee income	$2	$1	100%
Net investment income	7	4	75%
Net realized capital gains (losses)	4	(1)	NM
Total revenues	13	4	NM
Benefits, losses and loss adjustment expenses [1]	2	—	NM
Insurance operating costs and other expenses	15	18	(17%)
Interest expense [2]	80	80	—%
Total benefits, losses and expenses	97	98	(1%)
Loss before income taxes	(84)	(94)	11%
Income tax benefit [3]	(20)	(41)	51%
Loss from continuing operations, net of tax	(64)	(53)	21%
Income from discontinued operations, net of tax	169	75	125%
Net income	$105	$22	NM

[1]	Represents benefits expense on life and annuity business retained by the Company.

[2]	For discussion of debt, see Note 11 - Debt of Notes to Consolidated Financial Statements.

[3]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Consolidated Financial Statements.
Net Income
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net income increased from the prior year period primarily due to an increase in income from discontinued operations, partially offset by a lower tax benefit that was principally due to the reduction in the corporate Federal income tax rate. The income from discontinued operations in the first quarter of 2018 was mostly attributable to the reclassification of $193 of stranded tax effects from AOCI to retained earnings related to the life and annuity run-off business. The reclassification reduced the estimated loss on sale with a corresponding increase in AOCI related to the assets held for sale. Partially offsetting was the reclassification from AOCI to retained earnings of $10 of net unrealized gains net of shadow DAC related to the business held for sale which increased estimated loss on sale by the same amount. For more information on the reclassification of stranded tax effects and the reclassification of net unrealized gains net of shadow DAC, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Operating earnings from the life and annuity run-off business of $107 during the first quarter of 2018 had no effect on income from discontinued operations since operating earnings of the business during the period inured to the benefit of the buyer and, therefore, resulted in an offsetting increase to estimated loss on sale. Operating income from discontinued operations increased from $75 in the 2017 period to $107 in the 2018 period primarily due to a change from net realized capital losses in 2017 to net realized capital gains in 2018 and the effect of a lower corporate Federal income tax rate, partially offset by a change from a favorable unlock in 2017 to an unfavorable unlock in 2018 and a reduction in tax benefits related to the dividends received deduction.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Interest expense remained unchanged from 2017 to 2018. In March 31, 2018, the Company issued $500 of 4.4% senior notes due March 15, 2048 for net proceeds of approximately $490. The Company used a portion of the net proceeds to repay the Company's $320 of 6.3% notes at maturity. See Note 11 -Debt of Notes to the Consolidated Financial Statements.

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
The Company categorizes its main risks as insurance risk, operational risk and financial risk. Insurance risk and financial risk are described in more detail below. Operational risk and specific risk tolerances for natural catastrophes, terrorism risk and pandemic risk are described in the ERM section of the MD&A in The Hartford’s 2017 Form 10-K Annual Report.
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

Primary Catastrophe Treaty Reinsurance Coverages as of March 31, 2018

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

Reinsurance for Asbestos and Environmental Reserve Development- Under an ADC reinsurance agreement, NICO, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”), assumes adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s net asbestos and environmental reserves recorded as of December 31, 2016. Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid for the ADC are recognized as a dollar-for-dollar offset to direct losses incurred. As of March 31, 2018, $285 of cumulative incurred asbestos and environmental losses had been ceded to NICO, leaving approximately 1.2 billion of coverage available for future adverse net reserve development, if any. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, there is a risk that cumulative adverse development of asbestos and environmental claims could ultimately exceed the $1.5 billion treaty limit in which case all adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these changes could be material to the Company’s consolidated operating results and liquidity.
Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Reinsurance Recoverables

	As of March 31, 2018	As of December 31, 2017
Paid loss and loss adjustment expenses	$79	$84
Unpaid loss and loss adjustment expenses	3,478	3,496
Gross reinsurance recoverables	$3,557	$3,580
Less: Allowance for uncollectible reinsurance	(104)	(104)
Net reinsurance recoverables	$3,453	$3,476

Group benefits reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
Group Benefits Reinsurance Recoverables

Reinsurance Recoverables	As of March 31, 2018	As of December 31, 2017
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$242	$236
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$242	$236
[1]No allowance for uncollectible reinsurance is required as of March 31, 2018 and December 31, 2017.
For further explanation of the Company's insurance risk management strategy, see MD&A Enterprise Risk Management Insurance Risk Management in The Hartford's 2017 Form 10-K Annual Report.
Financial Risk
Financial risks include direct and indirect risks to the Company's financial objectives coming from events that impact market conditions or prices. Some events may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's general account invested assets. Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss on a U.S. GAAP, statutory, and economic basis. Exposures are actively monitored, and mitigated where appropriate. The Company uses various risk management strategies, including over-the-counter and exchange traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives are utilized to achieve one of four Company-approved objectives: hedging risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; managing liquidity; controlling transaction costs; or entering into synthetic replication transactions. Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management.
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
As of March 31, 2018, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
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
For the company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in one legal entity that have a threshold greater than zero. The maximum combined threshold for a single counterparty across all legal entities that use derivatives and have a threshold greater than zero is $10. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 13 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2018, the Company incurred no losses on derivative instruments due to counterparty default.
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
The Company has exposure to interest rates arising from its fixed maturity securities, liabilities such as structured settlements and terminal funding agreement liabilities and discount rate assumptions associated with the Company’s pension and other post retirement benefit obligations. In addition, certain product liabilities expose the Company to interest rate risk, in particular short and long-term disability claim reserves.
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
The Company may also utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

portfolio or to hedge liabilities. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration.
Equity Risk
Equity risk is defined as the risk of financial loss due to changes in the value of global equities or equity indices. The Company has exposure to equity risk from invested assets, mutual fund assets under management, and assets that support the Company’s pension and other post-retirement benefit plans. The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, and hedging of changes in equity indices.
Declines in equity markets may result in losses due to sales or impairments that are recognized as realized losses in earnings or in reductions in market value that are recognized as unrealized losses in accumulated other comprehensive income ("AOCI"). In 2018, changes in the market value of equity securities are recorded within our reported earnings. Declines in equity markets may also decrease the value of limited partnerships and other alternative investments or result in losses on derivatives, including on embedded product derivatives, thereby negatively impacting our reported earnings.
The Company’s mutual funds are significantly influenced by the
U.S. and other equity markets. Generally, declines in equity markets will reduce the value of assets under management and the amount of fee income generated from those assets.
Increases in equity markets will generally have the inverse impact.
For the assets that support its pension plans and other post-retirement benefit plans, the Company may be required to make additional plan contributions if equity investments in the plan portfolio decline in value. The asset allocation mix is reviewed on a periodic basis. In order to minimize the risk, the pension plans maintain a listing of permissible and prohibited investments and impose concentration limits and investment quality requirements on permissible investment options.
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

Fixed Maturities by Credit Quality
	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$4,998	$4,972	13.8%	$4,492	$4,536	12.3%
AAA	5,681	5,812	16.2%	5,864	6,072	16.4%
AA	6,750	6,942	19.3%	7,467	7,810	21.1%
A	8,697	8,873	24.7%	8,510	8,919	24.1%
BBB	7,742	7,839	21.8%	7,632	7,931	21.5%
BB & below	1,462	1,486	4.2%	1,647	1,696	4.6%
Total fixed maturities, AFS	$35,330	$35,924	100%	$35,612	$36,964	100%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2017, primarily due a decrease in valuations due to higher interest rates and wider credit spreads. Also, municipal bonds were reallocated into corporate bonds and U.S. treasury securities during the period. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type
	March 31, 2018					December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$797	$5	$(3)	$799	2.2%	$925	$7	$(2)	$930	2.5%
Other	114	1	(3)	112	0.3%	194	2	—	196	0.5%
Collateralized debt obligations ("CDOs")
CLOs	1,145	1	(2)	1,144	3.2%	1,257	3	—	1,260	3.4%
CMBS
Agency [1]	1,308	10	(27)	1,291	3.6%	1,199	16	(14)	1,201	3.2%
Bonds	1,685	17	(26)	1,676	4.6%	1,726	32	(9)	1,749	4.7%
Interest only (“IOs”)	341	7	(4)	344	1.0%	379	10	(3)	386	1.0%
Corporate
Basic industry	499	19	(6)	512	1.4%	523	28	(1)	550	1.5%
Capital goods	1,093	29	(14)	1,108	3.1%	1,050	44	(4)	1,090	2.9%
Consumer cyclical	888	18	(12)	894	2.5%	857	33	(2)	888	2.4%
Consumer non-cyclical	1,621	25	(33)	1,613	4.5%	1,643	46	(7)	1,682	4.6%
Energy	1,069	27	(14)	1,082	3.0%	1,056	43	(3)	1,096	3.0%
Financial services	2,932	37	(48)	2,921	8.1%	2,722	77	(10)	2,789	7.5%
Tech./comm.	1,546	58	(26)	1,578	4.4%	1,618	87	(9)	1,696	4.6%
Transportation	522	8	(6)	524	1.5%	555	18	—	573	1.6%
Utilities	2,133	72	(46)	2,159	6.0%	2,097	110	(19)	2,188	5.9%
Other	247	1	(5)	243	0.7%	249	4	(1)	252	0.7%
Foreign govt./govt. agencies	1,076	22	(16)	1,082	3.0%	1,071	43	(4)	1,110	3.0%
Municipal bonds
Taxable	561	21	(11)	571	1.6%	537	30	(5)	562	1.5%
Tax-exempt	10,491	520	(38)	10,973	30.5%	11,206	724	(7)	11,923	32.3%
RMBS
Agency	1,492	6	(29)	1,469	4.1%	1,530	10	(4)	1,536	4.2%
Non-agency	394	3	(3)	394	1.1%	227	3	—	230	0.6%
Alt-A	53	3	—	56	0.2%	58	4	—	62	0.2%
Sub-prime	1,125	42	—	1,167	3.2%	1,170	46	—	1,216	3.3%
U.S. Treasuries	2,198	35	(21)	2,212	6.2%	1,763	46	(10)	1,799	4.9%
Fixed maturities, AFS	35,330	987	(393)	35,924	100%	35,612	1,466	(114)	36,964	100%
Equity securities
Financial services						115	19	—	134	13.3%
Other						792	102	(16)	878	86.7%
Equity securities, AFS [2]						907	121	(16)	1,012	100%
Total AFS securities	$35,330	$987	$(393)	$35,924		$36,519	$1,587	$(130)	$37,976
Fixed maturities, FVO				$38					$41
Equity securities, at fair value [2]				$1,123

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]	Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities, at fair value.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The fair value of AFS securities decreased as compared to December 31, 2017, primarily due to a decrease in valuations due to higher interest rates and wider credit spreads. Also, municipal bonds were reallocated into corporate bonds and U.S. treasury securities during the period.
Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturities and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

Financial Services by Credit Quality
	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$20	$21	$1	$25	$26	$1
AA	158	160	2	147	150	3
A	1,487	1,478	(9)	1,525	1,575	50
BBB	1,181	1,175	(6)	1,061	1,089	28
BB & below	86	87	1	79	83	4
Total [1]	$2,932	$2,921	$(11)	$2,837	$2,923	$86

[1]
Includes equity, AFS securities with an amortized cost and fair value of $115 and $134 as of December 31, 2017. Effective January 1, 2018, with the adoption of new accounting guidance for financial instruments, equity securities, AFS were reclassified to equity securities, at fair value and are excluded from the table above as of March 31, 2018.

The Company's fair value of investments in the financial services sector remained largely the same with December 31, 2017 due to purchases of corporate securities, offset by a decline in valuations due to higher interest rates and wider credit spreads.
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

Exposure to CMBS Bonds as of March 31, 2018
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$29	$29	$5	$5	$—	$—	$—	$—	$9	$9	$43	$43
2009	—	—	2	2	—	—	—	—	—	—	2	2
2010	18	18	—	—	—	—	—	—	—	—	18	18
2011	39	41	—	—	2	2	—	—	—	—	41	43
2012	17	17	9	8	—	—	5	5	—	—	31	30
2013	3	3	11	11	36	37	1	—	—	—	51	51
2014	286	288	36	36	43	42	5	4	5	5	375	375
2015	136	134	111	111	155	158	20	21	3	4	425	428
2016	175	169	107	105	78	80	9	9	—	—	369	363
2017	131	127	142	138	—	—	—	—	—	—	273	265
2018	46	47	5	5	6	6	—	—	—	—	57	58
Total	$880	$873	$428	$421	$320	$325	$40	$39	$17	$18	$1,685	$1,676
Credit protection	30.8%		21.4%		14.3%		11.7%		40.9%		25.0%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS Bonds as of December 31, 2017
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$32	$32	$5	$6	$—	$—	$—	$—	$9	$9	$46	$47
2009	—	—	2	2	—	—	—	—	—	—	2	2
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	40	42	—	—	2	2	—	—	—	—	42	44
2012	17	18	9	9	—	—	5	5	—	—	31	32
2013	—	—	11	11	36	38	—	—	—	—	47	49
2014	284	292	36	37	43	43	4	4	5	5	372	381
2015	206	207	111	112	155	159	25	25	3	3	500	506
2016	201	200	107	107	78	81	9	9	—	—	395	397
2017	131	131	142	141	—	—	—	—	—	—	273	272
Total	$929	$941	$423	$425	$314	$323	$43	$43	$17	$17	$1,726	$1,749
Credit protection	30.8%		21.4%		14.1%		11.3%		41.0%		25.1%

[1]	The vintage year represents the year the pool of loans was originated.
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

Commercial Mortgage Loans
	March 31, 2018			December 31, 2017
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Whole loans	$3,222	$(1)	$3,221	$3,176	$(1)	$3,175
Total	$3,222	$(1)	$3,221	$3,176	$(1)	$3,175
[1]Amortized cost represents carrying value prior to valuation allowances, if any.
The Company funded $70 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 57% and a weighted average yield of 4.0% during the three months ended March 31, 2018. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of March 31, 2018 or December 31, 2017.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,586	$1,656	AA	$1,976	$2,087	AA
Pre-Refunded [1]	1,894	1,986	AAA	1,960	2,067	AAA
Revenue
Transportation	1,682	1,786	A+	1,638	1,790	A+
Health Care	1,227	1,277	AA-	1,278	1,359	AA-
Water & Sewer	1,032	1,074	AA	1,069	1,131	AA
Education	1,054	1,071	AA	1,079	1,130	AA
Leasing [2]	801	833	AA-	809	858	AA-
Sales Tax	535	573	AA	537	590	AA
Power	396	420	AA-	442	478	AA-
Housing	22	23	A	79	82	AA-
Other	823	845	AA-	876	913	AA-
Total Revenue	7,572	7,902	AA-	7,807	8,331	AA-
Total Municipal	$11,052	$11,544	AA	$11,743	$12,485	AA

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

As of both March 31, 2018 and December 31, 2017, the largest issuer concentrations were the New York Dormitory Authority, the New York City Transitional Finance Authority, and the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total municipal bonds make up 26% of the fair value of the Company's investment portfolio. The Company has evaluated its portfolio allocation to municipal bonds with respect to the changes in corporate income tax rates that began in 2018. While tax-exempt municipal debt remains a high quality asset class with very low expected defaults and is a source of portfolio diversification, the Company has begun to slightly reduce exposure to the sector through both asset sales and principal repayments. The Company will continue to actively assess the impacts of the income tax rate changes on the municipal market and may continue to make portfolio changes over time based upon our view of the value of the sector.
Limited Partnerships and Other Alternative Investments
The following tables present the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds, and private equity funds. Real estate funds consist of investments primarily in real estate joint venture and equity funds, including some funds with public market exposure. Private equity funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential as well as limited exposure to public markets.

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended March 31,
	2018		2017
	Amount	Yield	Amount	Yield
Hedge funds	$—	—%	$2	50.7%
Real estate funds	(1)	(0.3)%	4	3.1%
Private equity funds	72	42.7%	47	30.3%
Other alternative investments	2	1.7%	5	5.7%
Total	$73	18.6%	$58	15.5%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Hedge funds	$34	2.1%	$22	1.4%
Real estate funds	506	30.7%	486	30.6%
Private equity and other funds	721	43.7%	693	43.6%
Other alternative investments [1]	388	23.5%	387	24.4%
Total	$1,649	100%	$1,588	100%
[1]Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $393 as of March 31, 2018 and have increased $263, or 202%, from December 31, 2017, primarily due to higher interest rates and wider credit spreads. As of March 31, 2018, $385 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $8 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily securities with exposure to commercial real estate which are depressed primarily due to higher rates since the securities were purchased.
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

Unrealized Loss Aging for AFS Securities
	March 31, 2018				December 31, 2017
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	1,300	$9,134	$8,992	$(142)	1,286	$4,315	$4,289	$(26)
Greater than three to six months	585	3,057	2,973	(84)	342	1,694	1,673	(21)
Greater than six to nine months	195	1,426	1,381	(45)	157	601	594	(7)
Greater than nine to eleven months	65	367	361	(6)	89	188	183	(5)
Twelve months or more	484	2,026	1,910	(116)	652	2,040	1,969	(71)
Total	2,629	$16,010	$15,617	$(393)	2,526	$8,838	$8,708	$(130)

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%
	March 31, 2018				December 31, 2017
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	2	$2	$1	$(1)	30	$14	$10	$(4)
Greater than three to six months	—	—	—	—	12	10	7	(3)
Greater than six to nine months	2	6	4	(2)	—	—	—	—
Twelve months or more	38	12	7	(5)	47	13	7	(6)
Total	42	$20	$12	$(8)	89	$37	$24	$(13)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other-than-temporary Impairments Recognized in Earnings by Security Type
	Three months ended March 31,
	2018	2017
Credit Impairments
CMBS	$—	$1
Equity Impairments	—	—
Intent-to-Sell Impairments	—	—
Total	$—	$1
Three months ended March 31, 2018
For the three months ended March 31, 2018, there were no impairments recognized in earnings.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
There were no non-credit impairments recognized in other comprehensive income for the three months ended March 31, 2018.
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

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available at the holding company as of March 31, 2018:

•	$1.1 billion in fixed maturities, short-term investments and cash at HFSG Holding Company

•	Borrowings available under a commercial paper program to a maximum of $1 billion. As of March 31, 2018 there was no commercial paper outstanding

•
A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $1 billion of unsecured credit through October 31, 2019, though, as discussed below, upon and subject to, among other conditions, the closing of the sale of the life and annuity run-off business, the amount of the facility will be reduced to $750 and the term will be extended to March 29, 2023. No borrowings were outstanding as of March 31, 2018.

Expected liquidity requirements for the next twelve months as of March 31, 2018:

•	$500 junior subordinated debt expected to be called in June of 2018

•	$413 maturing debt payment due in January of 2019

•	$270 of interest on debt, of which $3 is related to debt included in liabilities held for sale.

•	$365 of common stockholders dividends, subject to the discretion of the Board of Directors

Equity repurchase program:

•	The Company does not currently have an equity repurchase authorization in 2018.

2018 dividend capacity:

•
The Company has dividend capacity of $1.4 billion from its property and casualty subsidiaries and expects to pay net dividends of $350 to HFSG Holding Company in 2018. During the first three months of 2018, there were no property and casualty dividends.

•	Hartford Life and Accident Insurance Company ("HLA") has no dividend capacity for 2018 and does not anticipate paying dividends to the HFSG Holding Company.

•
In connection with the announced sale of the life and annuity run-off business, Hartford Life Insurance Company ("HLIC") expects to pay a pre-closing dividend to the Company of up to $300, subject to approval by the Connecticut Insurance Commissioner. Other intercompany transactions with HLI will be net settled

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

prior to closing. During the first three months of 2018, there were no HLIC dividends.
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
As of March 31, 2018, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.1 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include an expected call of $500 junior subordinated notes in June 2018, payment of 6.0% senior note of $413 at maturity in January 2019, interest payments on debt of approximately $270, and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $365.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of March 31, 2018, there were no amounts outstanding from the HFSG Holding Company.
Debt
On March 15, 2018, The Hartford issued $500 of 4.4% senior notes ("4.4% Notes") due March 15, 2048 for net proceeds of approximately $490, after deducting underwriting discounts and expenses from the offering. Interest is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 2018. The Hartford, at its option, can redeem the 4.4% Notes at any time, in whole or in part, at a redemption price equal to the greater of 100% of the principal amount being redeemed or a make-whole amount based on a comparable maturity US Treasury plus 25 basis points, plus any accrued and unpaid interest, except the option of a make-whole payment is not applicable within the final six months of maturity. The Hartford used a portion of the net proceeds from this issuance to repay $320 at maturity of the Company’s 6.3% notes due March 15, 2018, and the balance of the proceeds will be used for general corporate purposes.
Intercompany Liquidity Agreements
As of March 31, 2018, the company has $2 billion available under its intercompany liquidity agreement.

Equity
The Company does not currently have an equity repurchase authorization in 2018.
For further information about equity repurchases, see Part II. Other Information, Item 2.
Dividends
On February 22, 2018, The Hartford's Board of Directors declared a quarterly dividend of $0.25 per common share payable on April 2, 2018 to common shareholders of record as of March 5, 2018.
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders.
For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see the following "Dividends from Insurance Subsidiaries" discussion. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Pension Plans and Other Postretirement Benefits
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
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI, Hartford Holdings, Inc. ("HHI") and other factors. In addition to statutory limitations on paying dividends,

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiaries, regulatory capital requirements and liquidity requirements of the individual operating company.
For 2018, the Company has dividend capacity of $1.4 billion for property and casualty insurance subsidiaries and no dividend capacity for HLA.
During the first three months of 2018, HFSG holding company did not receive any dividends from its subsidiaries with the exception of $27 from Mutual Funds.
Over the remainder of 2018, the Company anticipates receiving approximately $350 of net dividends from property and casualty subsidiaries and approximately $82 of dividends from Mutual Funds.
In connection with the announced sale of the life and annuity run-off business, HLIC expects to pay a pre-close dividend to the company of up to $300, subject to approval by the Connecticut Insurance Commissioner. Other intercompany transactions with HLI will be net settled prior to closing. In connection with the proceeds from that sale, the property and casualty subsidiaries expect to make dividends to HFSG Holding Company which would be funded by a pay down of principal on the intercompany note owed by Hartford Holdings Inc. to Hartford Fire Insurance Company.
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
Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $1 billion. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of March 31, 2018, there was no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity of up to $1 billion of unsecured credit through October 31, 2019,

subject to amended terms and conditions as described below, available in U.S. Dollars, Euro, Sterling, Canadian Dollars and Japanese Yen. Of the aggregate principal amount available, up to $250 is available to support letters of credit. U.S. Dollar loans will bear interest at a rate based on the higher of a rate (the prime rate or the Federal Funds Rate plus 0.50%) plus a basis point spread based on The Hartford’s credit rating and will mature no later than October 31, 2019. Letters of credit issued from the Credit Facility bear a fee based on The Hartford’s credit rating and expire no later than October 31, 2020. The Credit Facility requires the Company to maintain a minimum consolidated net worth excluding AOCI, limits debt based on a maximum senior debt to capitalization ratio of 35%, and includes other customary covenants.
As of March 31, 2018, no borrowings were outstanding and $3 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
On March 29, 2018, the Company entered into an amendment (the "Amendment") to its Credit Facility that reset the level of the Company’s minimum consolidated net worth financial covenant to $9 billion excluding AOCI from its former $13.5 billion (where net worth was defined as stockholders' equity excluding AOCI and including junior subordinated debt), among other updates. The Amendment also provides for an amended and restated credit agreement that would, upon and subject to certain conditions including consummation of the sale of the life and annuity run-off business and among other changes, (i) decrease the aggregate principal amount of the facility from $1 billion to $750, including a reduction to the amount available for letters of credit from $250 to $100 (ii) change the maturity date to March 29, 2023, and (iii) modify the liens covenant and certain other covenants therein.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2018 was $96. Of this $96, the legal entities have posted collateral of $94 in the normal course of business. Based on derivative market values as of March 31, 2018 , a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would require an additional $10 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of March 31, 2018, the Company did not participate in any derivative relationships that would be subject to an immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
Insurance Operations
While subject to variability period to period, claim frequency and severity patterns continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2017 Form 10-K Annual Report.
The principal sources of operating funds are premiums, fees earned from assets under management and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
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

Property & Casualty
As of March 31, 2018
Fixed maturities	$25,060
Short-term investments	1,217
Cash	144
Less: Derivative collateral	82
Total	$26,339

Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums or proceeds received through the sale of invested assets. A sale of invested assets could result in significant realized capital losses.
Group Benefits Operations
Group Benefits operations’ total unpaid loss and loss adjustment expense reserves of $8.5 billion are supported by $11.7 billion of cash and invested assets, including assets available to meet liquidity needs as shown below.

Group Benefits Operations
As of March 31, 2018
Fixed maturities	$10,155
Short-term investments	364
Cash	44
Less: Derivative collateral	26
Total	$10,537
Capital resources available to pay Group Benefits loss and loss adjustment expense reserves will be funded by Hartford Life and Accident Insurance Company.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2017 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capitalization

Capital Structure
	March 31, 2018	December 31, 2017	Change
Short-term debt (includes current maturities of long-term debt)	$413	$320	29%
Long-term debt	4,755	4,678	2%
Total debt	5,168	4,998	3%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	13,382	12,831	4%
AOCI, net of tax	(239)	663	(136)%
Total stockholders’ equity	$13,143	$13,494	(3)%
Total capitalization	$18,311	$18,492	(1)%
Debt to stockholders’ equity	39%	37%
Debt to capitalization	28%	27%
Total capitalization decreased $181, or 1%, as of March 31, 2018 compared to December 31, 2017 primarily due to decreases in AOCI, partially offset by an increase in total debt.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 15 - Changes In and

Reclassifications From Accumulated Other Comprehensive Income, and Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
Cash Flow[1]

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$712	$225
Net cash used for investing activities	$(242)	$(1,208)
Net cash provided by (used for) financing activities	$(677)	$436
Cash – end of period	$228	$101
[1] Cash activities include cash flows from Discontinued Operations; see Note 17 - Business Dispositions and Discontinued Operations of Notes to Condensed Consolidated Financial Statements for information on cash flows from Discontinued Operations
Cash provided by operating activities increased in 2018 as compared to the prior year period primarily due to the payment in 2017 of a reinsurance premium of $650 for the ADC reinsurance agreement partially offset by a reduction in income taxes received in 2018. Other changes in cash provided by operating activities include an increase in cash received for insurance premiums, net investment income and fee income largely offset by an increase in cash paid for benefits, losses and loss adjustment expenses as well as operating expenses. The acquisition of Aetna's U.S. group life and disability business contributed to the increase in cash received for insurance premiums and net investment income and the increase in cash paid for benefits, losses and other expenses.
Cash used for investing activities decreased in 2018 compared to the prior year period primarily due to a decrease in net purchases of short-term investments.
Cash provided by (used for) financing activities changed from cash provided by financing activities in 2017 to cash used for financing activities in 2018, primarily due to a decrease in securities loaned or sold under agreements to repurchase, partially offset by a decrease in treasury stock acquired.

Operating cash flow for the three months ended March 31, 2018, together with $490 of net proceeds from the issuance of the 4.4% Notes, have been adequate to meet liquidity requirements.
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

Insurance Financial Strength Ratings as of April 24, 2018
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
Statutory Capital

Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries	Group Benefits Insurance Subsidiary	Life and Annuity Run-Off Business	Total
U.S. statutory capital at January 1, 2018	$7,396	$2,029	$3,552	$12,977
Variable annuity surplus impacts	—	—	106	106
Statutory income	434	92	149	675
Other items	(56)	(9)	(170)	(235)
Net change to U.S. statutory capital	378	83	85	546
U.S. statutory capital at March 31, 2018	$7,774	$2,112	$3,637	$13,523
Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and "Asbestos and Environmental Claims" in Note 13 - Commitments and Contingencies Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.

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
United States Department of Labor Fiduciary Rule
On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a final regulation (the “Rule” or “Fiduciary Rule") expanding the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. While implementation of the Rule was to be phased in, the DOL has since delayed those dates. Based on comments received, the DOL has delayed the transition period to July 1, 2019. DOL intends to continue coordination with the SEC and other regulators, including state insurance regulators.

The impact of the Rule on our mutual fund business is difficult to assess because it is new and is still being studied. While we continue to analyze the Rule, we believe it may impact the compensation paid to the financial intermediaries who sell our mutual funds to their retirement clients and could negatively impact our mutual funds business.

In 2016, several plaintiffs, including insurers and industry groups such as the U.S. Chamber of Commerce and the Securities Industry and Financial Markets Association (SIFMA), filed a lawsuit against the DOL challenging the constitutionality of the Fiduciary Rule, and the DOL's rulemaking authority. In most cases, the district courts have entered a summary judgment in favor of the DOL. Certain cases were appealed to the Fifth Circuit and on July 5, 2017, the DOL filed a brief in support of upholding the Rule. On March 13, 2018, the Tenth Circuit upheld one of the exemptions of the Rule as valid, however, the Fifth Circuit overturned and vacated the Fiduciary Rule in its entirety on March 15, 2018. While the Rule remains technically in effect, the DOL announced that it will not enforce the Rule pending potential review of the Fifth Circuit decision. The DOL may petition for rehearing of the decision but absent such a request, the Fifth Circuit is expected to enter a mandate vacating the Fiduciary Rule on May 7, 2018. That mandate would vacate the Rule on a nationwide basis, restoring the status quo before the Rule took effect. We continue to monitor the impacts of the legal proceedings and the regulatory landscape on our mutual funds business.
Tax Reform
At the end of 2017, Congress passed and the president signed, the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), which enacted significant reforms to the U.S. tax code. The major areas of interest to the company include the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. We continue to analyze Tax Reform for other potential impacts. The U.S. Treasury and IRS will develop guidance implementing Tax Reform, and Congress may consider additional technical corrections to the legislation. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2017 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Item 1. Legal Proceedings

Item 1. LEGAL PROCEEDINGS
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to The Hartford's asbestos and environmental claims discussed in Note 13 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. In addition to the matters described below, these actions include putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
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

Part I - Item 1A. Risk Factors

Item 1A.    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

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
The Company does not currently have an equity repurchase authorization in 2018.

Part II - Item 6. Exhibits

Item 6. EXHIBITS

See Exhibits Index on page	110.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2018
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.01	7/21/2016
4.01	Global note for $500,000,000 aggregate principal amount of 4.400% Senior Notes due 2048.	8-K	001-13958	4.3	3/15/2018
10.01	Amendment dated March 29, 2018 to the Existing Credit Agreement, dated as of October 31, 2014, among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto	8-K	001-13958	10.01	3/30/2018
*10.02	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements**
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	April 26, 2018	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)