Form 10-Q
period 2018-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2018-07-26
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 24, 2018, there were outstanding 358,419,118 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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

◦
challenges related to the Company’s current operating environment, including global political, economic and market conditions, and the effect of financial market disruptions, economic downturns, changes in trade regulation including tariffs and other barriers or other potentially adverse macroeconomic developments on the demand for our products and returns in our investment portfolios;

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

◦
losses due to nonperformance or defaults by others including credit risk with counterparties associated with investments, derivatives, premiums receivable, reinsurance recoverables and indemnifications provided by third parties in connection with previous dispositions;

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

◦	unfavorable judicial or legislative developments;

◦	the impact of changes in federal or state tax laws;

◦	regulatory requirements that could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests;

◦	the impact of potential changes in accounting principles and related financial reporting requirements
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
Hartford, Connecticut

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company ") as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2018 and 2017, and the condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 26, 2018

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2018	2017	2018	2017
	(Unaudited)
Revenues
Earned premiums	$3,958	$3,455	$7,885	$6,893
Fee income	327	286	650	564
Net investment income	428	395	879	805
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	—	(4)	(2)	(7)
OTTI losses recognized in other comprehensive income (“OCI”)	—	2	2	4
Net OTTI losses recognized in earnings	—	(2)	—	(3)
Other net realized capital gains	52	57	22	82
Total net realized capital gains	52	55	22	79
Other revenues	24	23	44	42
Total revenues	4,789	4,214	9,480	8,383
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,738	2,420	5,433	4,844
Amortization of deferred policy acquisition costs ("DAC")	344	345	686	689
Insurance operating costs and other expenses	1,067	1,650	2,104	2,569
Loss on extinguishment of debt	6	—	6	—
Interest expense	79	79	159	159
Amortization of other intangible assets	18	1	36	2
Total benefits, losses and expenses	4,252	4,495	8,424	8,263
Income (loss) from continuing operations before income taxes	537	(281)	1,056	120
Income tax expense (benefit)	103	(129)	194	(31)
Income (loss) from continuing operations, net of tax	434	(152)	862	151
Income from discontinued operations, net of tax	148	112	317	187
Net income (loss)	$582	$(40)	$1,179	$338
Income (loss) from continuing operations, net of tax, per common share
Basic	$1.21	$(0.42)	$2.41	$0.41
Diluted	$1.19	$(0.42)	$2.37	$0.40
Net income (loss) per common share
Basic	$1.62	$(0.11)	$3.29	$0.92
Diluted	$1.60	$(0.11)	$3.24	$0.90
Cash dividends declared per common share	$0.25	$0.23	$0.50	$0.46
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
	(Unaudited)
Net income (loss)	$582	$(40)	$1,179	$338
Other comprehensive income (loss):
Changes in net unrealized gain on securities	(1,138)	342	(1,993)	479
Changes in OTTI losses recognized in other comprehensive income	2	1	—	—
Changes in net gain on cash flow hedging instruments	12	(1)	(32)	(19)
Changes in foreign currency translation adjustments	1	5	(5)	7
Changes in pension and other postretirement plan adjustments	9	354	19	364
OCI, net of tax	(1,114)	701	(2,011)	831
Comprehensive income (loss)	$(532)	$661	$(832)	$1,169
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $35,913 and $35,612)	$36,194	$36,964
Fixed maturities, at fair value using the fair value option	36	41
Equity securities, at fair value	1,003	—
Equity securities, available-for-sale, at fair value (cost of $0 and $907)	—	1,012
Mortgage loans (net of allowances for loan losses of $1 and $1)	3,355	3,175
Limited partnerships and other alternative investments	1,670	1,588
Other investments	94	96
Short-term investments	3,296	2,270
Total investments	45,648	45,146
Cash	147	180
Premiums receivable and agents’ balances, net	4,001	3,910
Reinsurance recoverables, net	3,912	4,061
Deferred policy acquisition costs	662	650
Deferred income taxes, net	1,282	1,164
Goodwill	1,290	1,290
Property and equipment, net	1,013	1,034
Other intangible assets	669	659
Other assets	2,151	2,230
Assets held for sale	—	164,936
Total assets	$60,775	$225,260
Liabilities
Unpaid losses and loss adjustment expenses	$32,080	$32,287
Reserve for future policy benefits	668	713
Other policyholder funds and benefits payable	784	816
Unearned premiums	5,446	5,322
Short-term debt	413	320
Long-term debt	4,262	4,678
Other liabilities	4,576	5,188
Liabilities held for sale	—	162,442
Total liabilities	$48,229	$211,766
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 and 384,923,222 shares issued	$4	$4
Additional paid-in capital	4,374	4,379
Retained earnings	10,649	9,642
Treasury stock, at cost — 26,563,921 and 28,088,186 shares	(1,128)	(1,194)
Accumulated other comprehensive income (loss), net of tax	(1,353)	663
Total stockholders’ equity	$12,546	$13,494
Total liabilities and stockholders’ equity	$60,775	$225,260
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Six Months Ended June 30,
(In millions, except for share data)	2018	2017
	(Unaudited)
Common Stock	$4	$4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,379	5,247
Issuance of shares under incentive and stock compensation plans	(83)	(65)
Stock-based compensation plans expense	83	56
Issuance of shares for warrant exercise	(5)	(43)
Additional Paid-in Capital, end of period	4,374	5,195
Retained Earnings
Retained Earnings, beginning of period	9,642	13,114
Cumulative effect of accounting changes, net of tax	5	—
Adjusted balance, beginning of period	9,647	13,114
Net income	1,179	338
Dividends declared on common stock	(177)	(170)
Retained Earnings, end of period	10,649	13,282
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,194)	(1,125)
Treasury stock acquired	—	(650)
Issuance of shares under incentive and stock compensation plans	95	79
Net shares acquired related to employee incentive and stock compensation plans	(34)	(34)
Issuance of shares for warrant exercise	5	43
Treasury Stock, at cost, end of period	(1,128)	(1,687)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	663	(337)
Cumulative effect of accounting changes, net of tax	(5)	—
Adjusted balance, beginning of period	658	(337)
Total other comprehensive income (loss)	(2,011)	831
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(1,353)	494
Total Stockholders’ Equity	$12,546	$17,288

Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	356,835	373,949
Treasury stock acquired	—	(13,299)
Issuance of shares under incentive and stock compensation plans	2,042	1,850
Return of shares under incentive and stock compensation plans to treasury stock	(637)	(686)
Issuance of shares for warrant exercise	119	1,006
Common Shares Outstanding, at end of period	358,359	362,820
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2018	2017
Operating Activities	(Unaudited)
Net income	$1,179	$338
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	31	(55)
Amortization of deferred policy acquisition costs	744	731
Additions to deferred policy acquisition costs	(701)	(695)
Depreciation and amortization	237	191
Loss on extinguishment of debt	6	—
Gain on sale	(213)	—
Pension settlement	—	747
Other operating activities, net	291	291
Change in assets and liabilities:
Decrease in reinsurance recoverables	136	25
Decrease (increase) in accrued and deferred income taxes	(112)	40
Increase (decrease) in unpaid losses and loss adjustment expenses, reserve for future policy benefits, and unearned premiums	(77)	443
Net change in other assets and other liabilities	(251)	(1,162)
Net cash provided by operating activities	1,270	894
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	14,712	15,847
Fixed maturities, fair value option	11	76
Equity securities, at fair value	1,027	—
Equity securities, available-for-sale		512
Mortgage loans	234	351
Partnerships	331	138
Payments for the purchase of:
Fixed maturities, available-for-sale	(13,261)	(15,954)
Equity securities, at fair value	(953)	—
Equity securities, available-for-sale	—	(397)
Mortgage loans	(383)	(458)
Partnerships	(316)	(222)
Net payments for derivatives	(234)	(40)
Net additions of property and equipment	(59)	(92)
Net payments for short-term investments	(2,427)	(1,453)
Other investing activities, net	(4)	(6)
Proceeds from business sold, net of cash transferred	1,115	222
Net cash used for investing activities	(207)	(1,476)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,814	2,526
Withdrawals and other deductions from investment and universal life-type contracts	(9,206)	(7,076)
Net transfers from separate accounts related to investment and universal life-type contracts	6,949	3,976
Repayments at maturity or settlement of consumer notes	(2)	(11)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(671)	1,346
Repayment of debt	(826)	(416)
Proceeds from the issuance of debt	490	500
Net return of shares under incentive and stock compensation plans	5	(22)
Treasury stock acquired	—	(650)
Dividends paid on common stock	(180)	(173)
Net cash provided by (used for) financing activities	(1,627)	—
Foreign exchange rate effect on cash	(6)	62
Net decrease in cash, including cash classified as assets held for sale	(570)	(520)
Less: Net decrease in cash classified as assets held for sale	(537)	(293)
Net (decrease) in cash	(33)	(227)
Cash – beginning of period	180	328
Cash – end of period	$147	$101
Supplemental Disclosure of Cash Flow Information
Income tax received (paid)	$(1)	$2
Interest paid	$156	$164
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
On May 31, 2018, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, completed the sale of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company for its life and annuity operating subsidiaries. For further discussion of this transaction, see Note 18 - Business Dispositions and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
On November 1, 2017, Hartford Life and Accident Insurance Company ("HLA"), a wholly owned subsidiary of the Company, completed the acquisition of Aetna's U.S. group life and disability business through a reinsurance transaction. For further discussion of this transaction, see Note 2 - Business Acquisitions of Notes to Condensed Consolidated Financial Statements.
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
Adoption of New Accounting Standards
Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings
In February 2018, the FASB issued new accounting guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from legislated Tax Cuts and Jobs Act of 2017 ("Tax Reform") enacted on December 22, 2017. Tax Reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. Under U.S. GAAP, the Company recorded the total effect of the change in enacted tax rates on deferred tax balances as a charge to income tax expense within net income during the fourth quarter of 2017, including the change in deferred tax balances related to components of AOCI. The new accounting guidance permitted the Company to reclassify the “stranded” tax effects out of AOCI and into retained

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

earnings that resulted from recording the tax effects of unrealized investment gains, unrecognized actuarial losses on pension and other postretirement benefit plans, and cumulative translation adjustments at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. On January 1, 2018, the Company adopted the new guidance and recorded a reclassification of $88 from AOCI to retained earnings. As a result of the reclassification, in the first quarter of 2018, the Company reduced the estimated loss on sale recorded in income from discontinued operations by $193, net of tax, for the increase in AOCI related to the assets held for sale. The reduction in the loss on sale resulted in a corresponding increase in assets held for sale and AOCI as of January 1, 2018 and the AOCI associated with assets held for sale was removed from the balance sheet when the sale closed on May 31, 2018. Additionally, as of January 1, 2018, the Company reclassified $105 of stranded tax effects related to continuing operations which reduced AOCI and increased retained earnings.
Financial Instruments- Recognition and Measurement
On January 1, 2018, the Company adopted updated guidance issued by the FASB for the recognition and measurement of financial instruments through a cumulative effect adjustment to the opening balances of retained earnings and AOCI. The new guidance requires investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. The new guidance also requires a deferred tax asset resulting from net unrealized losses on available-for-sale fixed maturities that are recognized in AOCI to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under prior guidance, the Company reported equity securities, available for sale ("AFS"), at fair value with changes in fair value reported in other comprehensive income. As of January 1, 2018, the Company reclassified from AOCI to retained earnings net unrealized gains of $83, after tax, related to equity securities having a fair value of $1.0 billion. In addition, $10 of net unrealized gains net of shadow DAC related to discontinued operations were reclassified from AOCI to retained earnings of the life and annuity run-off business held for sale, which increased the estimated loss on sale in 2018 by the same amount. Beginning in 2018, the Company reports equity securities at fair value with changes in fair value reported in net realized capital gains and losses.
Revenue Recognition
On January 1, 2018, the Company adopted the FASB’s updated guidance for recognizing revenue from contracts with customers, which excludes insurance contracts and financial instruments. Revenue subject to the guidance is recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to receive in exchange for those goods or services. For all but certain revenues associated with our Mutual Funds business, the updated guidance is consistent with previous guidance for the Company’s transactions and did not have an effect on the Company’s financial position, cash flows or net income. The updated guidance also updated criteria for determining when the Company acts as a principal or an agent. The Company determined that it is the principal for some of its mutual fund distribution service contracts and, upon adoption, reclassified distribution costs of $46 and $92 for the three and six months ended June 30, 2017, respectively, that were previously netted against fee income to insurance operating costs and other expenses.
Information about the nature, amount, timing of recognition and cash flows for the Company’s revenues subject to the updated guidance follows.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Revenue from Non-Insurance Contracts with Customers

		Three months ended June 30,		Six months ended June 30,
	Revenue Line Item	2018	2017	2018	2017
Commercial Lines
Installment billing fees	Fee income	$8	$9	$17	$19
Personal Lines
Installment billing fees	Fee income	10	11	20	22
Insurance servicing revenues	Other revenues	23	23	42	42
Group Benefits
Administrative services	Fee income	44	19	88	38
Mutual Funds
Advisor, distribution and other management fees	Fee income	239	220	477	431
Other fees	Fee income	22	27	42	53
Corporate
Investment management and other fees	Fee income	4	—	6	1
Transition service revenues	Other revenues	2	—	2	—
Total revenues subject to updated guidance		$352	$309	$694	$606
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

Corporate investment management and other fees are primarily for managing third party invested assets, including management of the invested assets of the Talcott Resolution life and annuity run-off business sold in the second quarter of 2018 ("Talcott Resolution"). These fees, calculated based on the average quarterly net asset values, are recorded in the period in which the services are provided and are collected quarterly. Fluctuations in markets and interest rates and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.
Corporate transition service revenues consist of operational services provided to The Hartford’s former life and annuity run-off business that will be provided for a period up to 24 months from the May 31, 2018 sale date. The transition service revenues are recognized as other revenues in the period in which the services are provided with payments collected monthly.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Acquisitions

Aetna Group Insurance
On November 1, 2017, The Hartford acquired Aetna's U.S. group life and disability business through a reinsurance transaction for total consideration of $1.452 billion. The acquisition date fair values of certain assets and liabilities, including insurance reserves and intangible assets, as well as the related estimated useful lives of intangibles, are provisional and are subject to revision within one year of the acquisition date. Under the terms of the agreement, a final balance sheet will be agreed to in 2018 and our estimates of fair values are pending finalization. There were no adjustments to the provisional amounts during the six month period ended June 30, 2018.
The following table presents supplemental pro forma amounts of revenue and net income for the Company for the three and six months ended June 30, 2017, as though the business was acquired on January 1, 2016.
Pro Forma Results

	Three months ended June 30, 2017 [1]	Six months ended June 30, 2017 [1]
Total Revenue	$4,793	$9,532
Net Income	$(20)	$370
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2018	2017	2018	2017
Earnings
Income (loss) from continuing operations, net of tax	$434	$(152)	$862	$151
Income from discontinued operations, net of tax	148	112	317	187
Net income (loss)	$582	$(40)	$1,179	$338
Shares
Weighted average common shares outstanding, basic	358.3	366.0	357.9	368.7
Dilutive effect of stock compensation plans	4.0	—	4.2	4.0
Dilutive effect of warrants	1.9	—	2.0	2.8
Weighted average common shares outstanding and dilutive potential common shares	364.2	366.0	364.1	375.5
Net income per common share
Basic
Income (loss) from continuing operations, net of tax	$1.21	$(0.42)	$2.41	$0.41
Income from discontinued operations, net of tax	$0.41	$0.31	$0.88	$0.51
Net income (loss) per common share	$1.62	$(0.11)	$3.29	$0.92
Diluted
Income (loss) from continuing operations, net of tax	$1.19	$(0.42)	$2.37	$0.40
Income from discontinued operations, net of tax	$0.41	$0.31	$0.87	$0.50
Net income (loss) per common share	$1.60	$(0.11)	$3.24	$0.90
As a result of the net loss from continuing operations for the three months ended June 30, 2017, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of 3.8 million shares for stock compensation plans and 2.5 million shares for warrants would have been antidilutive to the earnings (loss) per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 372.3 million.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information

The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, and Mutual Funds, as well as a Corporate category. The Company includes in the Corporate category investment management fees and expenses related to managing third party business, including management of the invested assets of the Talcott Resolution life and annuity run-off business sold in the second quarter of 2018, discontinued operations related to the sale of Talcott Resolution, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. In addition, Corporate includes a 9.7% ownership interest in the limited partnership that acquired Talcott Resolution. For further discussion of continued involvement with Talcott Resolution, see Note 18 - Business Dispositions and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
The Company's revenues are generated primarily in the United States ("U.S."). Any foreign sourced revenue is immaterial.
Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commercial Lines	$372	$258	$670	$489
Personal Lines	6	24	95	57
Property & Casualty Other Operations	5	20	22	44
Group Benefits	96	69	150	114
Mutual Funds	37	24	71	47
Corporate	66	(435)	171	(413)
Net income (loss)	$582	$(40)	$1,179	$338

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$832	$820	$1,650	$1,633
Liability	159	152	310	300
Package business	338	326	670	640
Automobile	148	161	297	322
Professional liability	63	60	125	120
Bond	61	58	119	113
Property	152	152	302	299
Total Commercial Lines	1,753	1,729	3,473	3,427
Personal Lines
Automobile	604	660	1,211	1,322
Homeowners	262	281	524	564
Total Personal Lines [1]	866	941	1,735	1,886
Group Benefits
Group disability	690	379	1,367	760
Group life	652	394	1,316	793
Other	59	51	119	106
Total Group Benefits	1,401	824	2,802	1,659
Mutual Funds
Mutual fund and Exchange-Traded Products ("ETP") [2]	236	221	468	432
Talcott Resolution life and annuity separate accounts [3]	25	26	51	52
Total Mutual Funds	261	247	519	484
Corporate	4	—	6	1
Total earned premiums and fee income	4,285	3,741	8,535	7,457
Net investment income	428	395	879	805
Net realized capital gains	52	55	22	79
Other revenues	24	23	44	42
Total revenues	$4,789	$4,214	$9,480	$8,383

[1]
For the three months ended June 30, 2018 and 2017, AARP members accounted for earned premiums of $758 and $800, respectively. For the six months ended June 30, 2018 and 2017, AARP members accounted for earned premiums of $1.5 billion and $1.6 billion, respectively.

[2]
Excludes distribution costs of $46 and $92 for the three and six months ended June 30, 2017, respectively, that were previously netted against fee income and are now presented gross in insurance operating costs and other expenses.

[3]	Relates to Talcott Resolution life and annuity business sold in May, 2018 that is still managed by the Company's Mutual Funds segment.

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

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$994	$—	$937	$57
Collateralized debt obligations ("CDOs")	1,089	—	930	159
Commercial mortgage-backed securities ("CMBS")	3,494	—	3,466	28
Corporate	13,349	—	12,790	559
Foreign government/government agencies	1,133	—	1,130	3
Municipal	11,142	—	11,133	9
Residential mortgage-backed securities ("RMBS")	3,207	—	2,070	1,137
U.S. Treasuries	1,786	378	1,408	—
Total fixed maturities	36,194	378	33,864	1,952
Fixed maturities, FVO	36	—	36	—
Equity securities, at fair value	1,003	892	45	66
Derivative assets
Credit derivatives	15	—	15	—
Equity derivatives	1	—	—	1
Foreign exchange derivatives	(1)	—	(1)	—
Total derivative assets [1]	15	—	14	1
Short-term investments	3,296	861	2,435	—
Total assets accounted for at fair value on a recurring basis	$40,544	$2,131	$36,394	$2,019
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(5)	—	(5)	—
Foreign exchange derivatives	(11)	—	(11)	—
Interest rate derivatives	(59)	—	(61)	2
Total derivative liabilities [2]	(75)	—	(77)	2
Contingent consideration [3]	(31)	—	—	(31)
Total liabilities accounted for at fair value on a recurring basis	$(106)	$—	$(77)	$(29)

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

[1]
Includes derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law. See footnote 2 to this table for derivative liabilities.

[2]
Includes derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law.

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

•
Prices from third-party pricing services, which primarily utilize a combination of techniques. These services utilize recently reported trades of identical, similar, or benchmark securities making adjustments for market observable inputs available through the reporting date. If there are no recently reported trades, they may use a discounted cash flow technique to develop a price using expected cash flows based upon the anticipated future performance of the underlying collateral discounted at an estimated market rate. Both

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

techniques develop prices that consider the time value of future cash flows and provide a margin for risk, including liquidity and credit risk. Most prices provided by third-party pricing services are classified as Level 2 because the inputs used in pricing the securities are observable. However, some securities that are less liquid or trade less actively are classified as Level 3. Additionally, certain long-dated securities, such as municipal securities and bank loans, include benchmark interest rate or credit spread assumptions that are not observable in the marketplace and are thus classified as Level 3.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2018
CMBS [3]	$17	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,040 bps	182 bps	Decrease
Corporate [4]	$284	Discounted cash flows	Spread	113 bps	767 bps	209 bps	Decrease
Municipal	$9	Discounted cash flows	Spread	161 bps	161 bps	161 bps	Decrease
RMBS [3]	$1,071	Discounted cash flows	Spread	19 bps	326 bps	69 bps	Decrease
			Constant prepayment rate	1%	25%	7%	Decrease [5]
			Constant default rate	—%	8%	4%	Decrease
			Loss severity	—%	100%	58%	Decrease
As of December 31, 2017
CMBS [3]	$56	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,040 bps	400 bps	Decrease
Corporate [4]	$251	Discounted cash flows	Spread	103 bps	1,000 bps	242 bps	Decrease
Municipal	$17	Discounted cash flows	Spread	192 bps	250 bps	219 bps	Decrease
RMBS [3]	$1,215	Discounted cash flows	Spread	24 bps	351 bps	74 bps	Decrease
			Constant prepayment rate	1%	25%	6%	Decrease [5]
			Constant default rate	—%	9%	4%	Decrease
			Loss severity	—%	100%	66%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company bases fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

Significant Unobservable Inputs for Level 3 - Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of June 30, 2018
Interest rate swaptions [2]	$2	Option model	Interest rate volatility	3%	3%	Increase
Equity Options	1	Option model	Equity volatility	16%	24%	Increase
As of December 31, 2017
Interest rate swaptions [2]	$1	Option model	Interest rate volatility	2%	2%	Increase
Equity options	$1	Option model	Equity volatility	18%	22%	Increase

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

The tables above excludes ABS and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the three and six months ended June 30, 2018, no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $549 and $882 for three and six months ended June 30, 2018, respectively, and $428 and $806 for the three and six months ended June 30, 2017, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. Transfers from Level 2 to Level 1 for both the three and six months ended June 30, 2018, were immaterial and there were no transfers from Level 2 to Level 1 for the same period in 2017. See the fair value rollforward tables for the three and six months ended June 30, 2018 and 2017, for the transfers into and out of Level 3.
Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") in 2016 requires the Company to make payments to former owners of Lattice of up to $60 contingent upon growth in exchange-traded products ("ETP") assets under management ("AUM") over a four-year period beginning on the date of acquisition. The contingent consideration is measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout is discounted back to the valuation date using a risk-adjusted discount rate of 16.7% The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
The contingency period for ETP AUM growth ends in June, 2020 and management will adjust the fair value of the contingent consideration if and when it revises its projection of ETP AUM for the acquired business.  Before discounting to fair value, the Company has accrued a contingent commission payable of $40 assuming ETP AUM for the acquired business grows to approximately $4 billion over the contingency period.  The Company will evaluate the projected AUM growth again in the third quarter of 2018.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2018
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2018	Included in net income [1] [5]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2018
Assets
Fixed Maturities, AFS
ABS	$14	$—	$—	$50	$(1)	$—	$3	$(9)	$57
CDOs	106	—	—	77	—	(4)	—	(20)	159
CMBS	33	—	—	25	(2)	(8)	—	(20)	28
Corporate	515	—	(7)	66	(18)	(8)	15	(4)	559
Foreign Govt./Govt. Agencies	2	—	—	1	—	—	—	—	3
Municipal	16	—	—	—	—	—	—	(7)	9
RMBS	1,233	—	(4)	68	(93)	(1)	—	(66)	1,137
Total Fixed Maturities, AFS	1,919	—	(11)	287	(114)	(21)	18	(126)	1,952
Equity Securities, at fair value	65	—	1	1	—	(1)	—	—	66
Derivatives, net [4]
Equity	1	(1)	—	1	—	—	—	—	1
Interest rate	2	—	—	—	—	—	—	—	2
Total Derivatives, net [4]	3	(1)	—	1	—	—	—	—	3
Total Assets	$1,987	$(1)	$(10)	$289	$(114)	$(22)	$18	$(126)	$2,021
Liabilities
Contingent Consideration [6]	(27)	(4)	—	—	—	—	—	—	(31)
Total Liabilities	$(27)	$(4)	$—	$—	$—	$—	$—	$—	$(31)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2018
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2018	Included in net income [1] [5]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2018
Assets
Fixed Maturities, AFS
ABS	$19	$—	$—	$50	$(3)	$—	$3	$(12)	$57
CDOs	95	—	—	98	—	(4)	—	(30)	159
CMBS	69	—	(1)	25	(3)	(8)	—	(54)	28
Corporate	520	1	(8)	131	(32)	(31)	15	(37)	559
Foreign Govt./Govt. Agencies	2	—	—	1	—	—	—	—	3
Municipal	17	—	(1)	—	—	—	—	(7)	9
RMBS	1,230	—	(7)	170	(174)	(1)	—	(81)	1,137
Total Fixed Maturities, AFS	1,952	1	(17)	475	(212)	(44)	18	(221)	1,952
Equity Securities, at fair value	76	28	1	1	—	(40)	—	—	66
Derivatives, net [4]
Equity	1	1	—	1	—	(2)	—	—	1
Interest rate	1	1	—	—	—	—	—	—	2
Total Derivatives, net [4]	2	2	—	1	—	(2)	—	—	3
Total Assets	$2,030	$31	$(16)	$477	$(212)	$(86)	$18	$(221)	$2,021
Liabilities
Contingent Consideration [6]	(29)	(2)	—	—	—	—	—	—	(31)
Total Liabilities	$(29)	$(2)	$—	$—	$—	$—	$—	$—	$(31)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2017	Included in net income [1] [5]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2017
Assets
Fixed Maturities, AFS
ABS	$81	$—	$—	$23	$—	$—	$—	$(41)	$63
CDOs	120	—	(3)	186	(100)	—	—	—	203
CMBS	72	—	—	14	(2)	—	—	(19)	65
Corporate	521	—	6	33	(4)	(20)	—	(8)	528
Foreign Govt./Govt. Agencies	49	—	—	5	—	(2)	—	(30)	22
Municipal	44	4	(2)	—	—	(30)	—	—	16
RMBS	1,291	—	18	29	(66)	—	—	—	1,272
Total Fixed Maturities, AFS	2,178	4	19	290	(172)	(52)	—	(98)	2,169
Equity Securities, AFS	55	—	—	—	—	—	—	—	55
Derivatives, net [4]
Equity	4	(2)	—	—	—	—	—	—	2
Interest rate	5	(2)	—	—	—	—	—	—	3
Other contracts	—	—	—	—	—	—	—	—	—
Total Derivatives, net [4]	9	(4)	—	—	—	—	—	—	5
Total Assets	$2,242	$—	$19	$290	$(172)	$(52)	$—	$(98)	$2,229
Liabilities
Contingent Consideration [6]	(26)	(1)	—	—	—	—	—	—	(27)
Total Liabilities	$(26)	$(1)	$—	$—	$—	$—	$—	$—	$(27)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1] [5]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2017
Assets
Fixed Maturities, AFS
ABS	$45	$—	$—	$56	$(3)	$—	$23	$(58)	$63
CDOs	154	—	—	186	(101)	—	—	(36)	203
CMBS	59	(1)	—	42	(4)	—	—	(31)	65
Corporate	514	1	11	133	(41)	(117)	35	(8)	528
Foreign Govt./Govt. Agencies	47	—	2	5	—	(2)	—	(30)	22
Municipal	46	4	1	—	—	(35)	—	—	16
RMBS	1,261	—	22	117	(121)	(7)	—	—	1,272
Total Fixed Maturities, AFS	2,126	4	36	539	(270)	(161)	58	(163)	2,169
Fixed Maturities, FVO	11	—	—	4	(2)	(13)	—	—	—
Equity Securities, AFS	55	—	(2)	2	—	—	—	—	55
Derivatives, net [4]
Equity	—	(3)	—	5	—	—	—	—	2
Interest rate	9	(6)	—	—	—	—	—	—	3
Other contracts	1	(1)	—	—	—	—	—	—	—
Total Derivatives, net [4]	10	(10)	—	5	—	—	—	—	5
Total Assets	$2,202	$(6)	$34	$550	$(272)	$(174)	$58	$(163)	$2,229
Liabilities
Contingent Consideration [6]	(25)	(2)	—	—	—	—	—	—	(27)
Total Liabilities	$(25)	$(2)	$—	$—	$—	$—	$—	$—	$(27)

[1]	Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	All amounts are before income taxes.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

[5]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[6]
For additional information, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements included in the Company's 2017 form 10-K Annual Report for discussion of the contingent consideration in connection with the acquisition of Lattice.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three months ended June 30,		Six months ended June 30,
	2018 [1] [2]	2017 [1] [2]	2018 [1] [2]	2017 [1] [2]
Assets
Fixed Maturities, AFS
CMBS	$—	$—	$—	$(1)
Total Fixed Maturities, AFS	—	—	—	(1)
Derivatives, net
Equity	(1)	(2)	—	(2)
Interest rate	—	(2)	1	(2)
Total Derivatives, net	(1)	(4)	1	(4)
Total Assets	$(1)	$(4)	$1	$(5)
Liabilities
Contingent Consideration [3]	(4)	(1)	(2)	(2)
Total Liabilities	$(4)	$(1)	$(2)	$(2)

[1]	All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

[3]
For additional information, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements included in the Company's 2017 form 10-K Annual Report for discussion of the contingent consideration in connection with the acquisition of Lattice.

Fair Value Option
The Company has elected the fair value option for certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential real estate, and these securities are included within Fixed Maturities, FVO on the Condensed Consolidated Balance Sheets. The Company reports changes in the fair value of these securities in net realized capital gains and losses.

Changes in Fair Value of Assets using Fair Value Option
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Assets
Fixed maturities, FVO
Corporate	$—	$—	$—	$(1)
RMBS	—	1	—	1
Total fixed maturities, FVO	—	1	—	—
Total realized capital gains	$—	$1	$—	$—

Fair Value of Assets and Liabilities using the Fair Value Option
	June 30, 2018	December 31, 2017
Assets
Fixed maturities, FVO
RMBS	$36	$41
Total fixed maturities, FVO	$36	$41

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	Fair Value Hierarchy Level	Carrying Amount	Fair Value
June 30, 2018
Assets
Mortgage loans	Level 3	$3,355	$3,340
Liabilities
Other policyholder funds and benefits payable	Level 3	$795	$797
Senior notes [1]	Level 2	$3,586	$3,991
Junior subordinated debentures [1]	Level 2	$1,089	$1,173
December 31, 2017
Assets
Mortgage loans	Level 3	$3,175	$3,220
Liabilities
Other policyholder funds and benefits payable	Level 3	$825	$827
Senior notes [1]	Level 2	$3,415	$4,054
Junior subordinated debentures [1]	Level 2	$1,583	$1,699

[1]	Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments

Net Realized Capital Gains
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2018	2017	2018	2017
Gross gains on sales	$46	$77	$65	$138
Gross losses on sales	(31)	(22)	(88)	(68)
Equity securities [1]	26	—	42	—
Net OTTI losses recognized in earnings	—	(2)	—	(3)
Transactional foreign currency revaluation	—	8	1	14
Non-qualifying foreign currency derivatives	4	(7)	1	(14)
Other, net [2]	7	1	1	12
Net realized capital gains	$52	$55	$22	$79

[1]	Effective January 1, 2018, with adoption of new accounting guidance for equity securities at fair value, includes all changes in fair value and trading gains and losses for equity securities.

[2]
Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $8 and $1, respectively, for the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, the non-qualifying derivatives, excluding foreign currency derivatives were $(2) and $8, respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (losses) on sales and impairments previously reported as unrealized gains or losses in AOCI were $(6) and $(44) for the three and six months ended June 30, 2018, respectively, and $56 and $71 for the three and six months ended June 30, 2017, respectively. Proceeds from sales of AFS securities totaled $4.2 billion and $8.5 billion for the three and six months ended June 30, 2018, respectively, and $4.2 billion and $8.5 billion for the three and six months ended June 30, 2017, respectively. Effective January 1, 2018, with adoption of new accounting guidance for equity securities, the proceeds from sales of AFS securities no longer includes equity securities.
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2018, was $17 for the three months ended June 30, 2018 and $11 for the six months ended June 30, 2018. Prior to January 1, 2018, changes in net unrealized gains (losses) on equity securities were included in AOCI.
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

Impairments in Earnings by Type
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Credit impairments	$—	$1	$—	$2
Intent-to-sell impairments	—	—	—	—
Impairments on equity securities	—	1	—	1
Total impairments	$—	$2	$—	$3

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Cumulative Credit Impairments
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2018	2017	2018	2017
Balance as of beginning of period	$(21)	$(99)	$(25)	$(110)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	(1)	—	(1)
Securities previously impaired	—	—	—	(1)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	1	1	5	9
Securities due to an increase in expected cash flows	—	5	—	9
Balance as of end of period	$(20)	$(94)	$(20)	$(94)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities

AFS Securities by Type
	June 30, 2018					December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$993	$4	$(3)	$994	$—	$1,119	$9	$(2)	$1,126	$—
CDOs	1,091	1	(3)	1,089	—	1,257	3	—	1,260	—
CMBS	3,536	31	(73)	3,494	(4)	3,304	58	(26)	3,336	(5)
Corporate	13,493	192	(336)	13,349	—	12,370	490	(56)	12,804	—
Foreign govt./govt. agencies	1,149	12	(28)	1,133	—	1,071	43	(4)	1,110	—
Municipal	10,678	508	(44)	11,142	—	11,743	754	(12)	12,485	—
RMBS	3,200	48	(41)	3,207	—	2,985	63	(4)	3,044	—
U.S. Treasuries	1,773	35	(22)	1,786	—	1,763	46	(10)	1,799	—
Total fixed maturities, AFS	35,913	831	(550)	36,194	(4)	35,612	1,466	(114)	36,964	(5)
Equity securities, AFS [2]						907	121	(16)	1,012	—
Total AFS securities	$35,913	$831	$(550)	$36,194	$(4)	$36,519	$1,587	$(130)	$37,976	$(5)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses in AOCI as of June 30, 2018 and December 31, 2017.

[2]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of June 30, 2018.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Fixed maturities, AFS, by Contractual Maturity Year
	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,321	$1,326	$1,507	$1,513
Over one year through five years	5,955	5,980	5,007	5,119
Over five years through ten years	6,614	6,546	6,505	6,700
Over ten years	13,203	13,558	13,928	14,866
Subtotal	27,093	27,410	26,947	28,198
Mortgage-backed and asset-backed securities	8,820	8,784	8,665	8,766
Total fixed maturities, AFS	$35,913	$36,194	$35,612	$36,964
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of June 30, 2018 or December 31, 2017.
Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of June 30, 2018
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$477	$475	$(2)	$32	$31	$(1)	$509	$506	$(3)
CDOs	556	553	(3)	—	—	—	556	553	(3)
CMBS	2,002	1,947	(55)	251	233	(18)	2,253	2,180	(73)
Corporate	7,467	7,213	(254)	1,035	953	(82)	8,502	8,166	(336)
Foreign govt./govt. agencies	676	652	(24)	61	57	(4)	737	709	(28)
Municipal	1,845	1,817	(28)	225	209	(16)	2,070	2,026	(44)
RMBS	1,751	1,716	(35)	137	131	(6)	1,888	1,847	(41)
U.S. Treasuries	741	728	(13)	240	231	(9)	981	959	(22)
Total fixed maturities, AFS in an unrealized loss position	15,515	15,101	(414)	1,981	1,845	(136)	17,496	16,946	(550)

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
[1]Effective January 1, 2018, with the adoption of new accounting guidance for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of June 30, 2018.
As of June 30, 2018, AFS securities in an unrealized loss position consisted of 2,855 securities, primarily in the corporate and commercial real estate sectors, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of June 30, 2018, 98% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the six months ended June 30, 2018 was primarily attributable to higher interest rates and wider credit spreads.
Most of the securities depressed for twelve months or more relate to corporate securities, structured securities with exposure to commercial real estate, and municipal bonds. Corporate securities and commercial real estate securities were primarily depressed because current market spreads are wider than spreads at the securities' respective purchase dates. Certain municipal bonds were depressed because the securities have long-dated maturities and interest rates have increased since their purchase. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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
As of June 30, 2018 and December 31, 2017, commercial mortgage loans had an amortized cost and carrying value of $3.4 billion and $3.2 billion, respectively, with a valuation allowance of $1 for both periods.
As of both June 30, 2018 and December 31, 2017, the carrying value of mortgage loans that had a valuation allowance was $24. There were no mortgage loans held-for-sale as of June 30, 2018

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

or December 31, 2017. As of June 30, 2018, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

Valuation Allowance Activity
	2018	2017
Balance, as of January 1	$(1)	$—
Reversals	—	—
Deductions	—	—
Balance, as of June 30	$(1)	$—
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 51% as of June 30, 2018, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of June 30, 2018 and December 31, 2017, the Company held no delinquent commercial mortgage loans past due by 90 days or more.

Commercial Mortgage Loans Credit Quality
	June 30, 2018		December 31, 2017
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$—	0.00x	$18	1.27x
65% - 80%	361	1.63x	265	1.95x
Less than 65%	2,994	2.76x	2,892	2.76x
Total commercial mortgage loans	$3,355	2.68x	$3,175	2.69x

Mortgage Loans by Region
	June 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$251	7.5%	$251	7.9%
Middle Atlantic	271	8.1%	272	8.6%
Mountain	31	0.9%	31	1.0%
New England	291	8.7%	293	9.2%
Pacific	803	23.9%	760	23.9%
South Atlantic	691	20.6%	710	22.4%
West North Central	148	4.4%	149	4.7%
West South Central	383	11.4%	278	8.7%
Other [1]	486	14.5%	431	13.6%
Total mortgage loans	$3,355	100.0%	$3,175	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$964	28.7%	$817	25.7%
Multifamily	1,022	30.5%	1,006	31.7%
Office	762	22.7%	751	23.7%
Retail	363	10.8%	367	11.5%
Other	244	7.3%	234	7.4%
Total mortgage loans	$3,355	100.0%	$3,175	100.0%
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees income over the period that services are performed. As of June 30, 2018, under this program, the Company serviced commercial mortgage loans with a total outstanding principal of $5.7 billion, of which $3.5 billion was serviced on behalf of third parties and $2.2 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets . As of December 31, 2017, the Company serviced commercial mortgage loans with a total outstanding principal balance of $1.3 billion, of which $402 was serviced on behalf of third parties, $566 was retained and reported in total investments and $356 was reported in assets held for sale on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were zero as of June 30, 2018 and December 31, 2017, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.

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
Consolidated VIEs
As of June 30, 2018 and December 31, 2017, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2018 and December 31, 2017 was limited to the total carrying value of $940 and $920, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, the Company has outstanding commitments totaling $733 and $787, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2017 Form 10-K Annual Report.
In addition, the Company also makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, AFS and FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
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

Securities Lending and Repurchase Agreements
	June 30, 2018	December 31, 2017
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$687	$922
Gross amount of associated liability for collateral received [1]	$704	$945

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$165	$174
Gross amount of collateral pledged related to repurchase agreements [2]	$170	$176

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $9 and $0 million which are excluded from the Company's Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of June 30, 2018 and December 31, 2017, the fair value of securities on deposit was $2.6 billion and $2.5 billion, respectively.
As of June 30, 2018 and December 31, 2017, the Company pledged collateral of $46 and $104, respectively, of U.S. government securities and government agency securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.

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
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on the 3 month Libor + 2.125% junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 13 - Debt of Notes to the Consolidated Financial Statements, included in The Hartford's 2017 Form 10-K Annual Report.
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
The Company also previously entered into forward starting swap agreements to hedge the interest rate exposure related to the future purchase of fixed-rate securities, primarily to hedge interest rate risk inherent in the assumptions used to price certain group benefits liabilities.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of June 30, 2018 and December 31, 2017, the notional amount of interest rate swaps in offsetting relationships was $8.1 billion and $7.3 billion, respectively.
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
Equity Index Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. The Company also enters into call options on equity securities to generate additional return.
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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives [1]		Liability Derivatives [1]
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun. 30, 2018	Dec. 31, 2017	Jun. 30, 2018	Dec. 31, 2017	Jun. 30, 2018	Dec. 31, 2017	Jun. 30, 2018	Dec. 31, 2017
Cash flow hedges
Interest rate swaps	$2,120	$2,190	$—	$—	$—	$1	$—	$(1)
Foreign currency swaps	153	153	(12)	(13)	1	—	(13)	(13)
Total cash flow hedges	2,273	2,343	(12)	(13)	1	1	(13)	(14)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,849	7,986	(59)	(83)	5	7	(64)	(90)
Foreign exchange contracts
Foreign currency swaps and forwards	341	213	—	(1)	1	—	(1)	(1)
Credit contracts
Credit derivatives that purchase credit protection	6	61	—	1	—	2	—	(1)
Credit derivatives that assume credit risk [2]	973	823	10	3	12	3	(2)	—
Credit derivatives in offsetting positions	51	1,046	—	2	7	11	(7)	(9)
Equity contracts
Equity index swaps and options	136	258	1	1	1	1	—	—
Total non-qualifying strategies	10,356	10,387	(48)	(77)	26	24	(74)	(101)
Total cash flow hedges and non-qualifying strategies	$12,629	$12,730	$(60)	$(90)	$27	$25	$(87)	$(115)
Balance Sheet Location
Fixed maturities, available-for-sale	$153	$153	$—	$—	$—	$—	$—	$—
Other investments	2,022	9,957	15	10	20	16	(5)	(6)
Other liabilities	10,454	2,620	(75)	(100)	7	9	(82)	(109)
Total derivatives	$12,629	$12,730	$(60)	$(90)	$27	$25	$(87)	$(115)

[1]	Certain prior year amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	The derivative instruments related to this strategy are held for other investment purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities) [1]	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [2] (Liabilities) [3]	Accrued Interest and Cash Collateral (Received) [4] Pledged [3]	Financial Collateral (Received) Pledged [5]	Net Amount
As of June 30, 2018
Other investments	$27	$22	$15	$(10)	$3	$2
Other liabilities	$(87)	$(11)	$(75)	$(1)	$(68)	$(8)
As of December 31, 2017
Other investments	$25	$22	$10	$(7)	$1	$2
Other liabilities	$(115)	$(10)	$(100)	$(5)	$(96)	$(9)

[1]	Certain prior year amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	Included in other investments in the Company's Condensed Consolidated Balance Sheets.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[5]	Excludes collateral associated with exchange-traded derivative instruments.
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

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest rate swaps	$(2)	$17	$(16)	$14
Foreign currency swaps	8	(4)	1	(4)
Total	$6	$13	$(15)	$10

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest rate swaps
Net realized capital gains	$—	$1	$1	$5
Net investment income	9	10	17	19
Total	$9	$11	$18	$24
During the three and six months ended June 30, 2018, and June 30, 2017, the Company had no ineffectiveness recognized in income within net realized capital gains (losses).
As of June 30, 2018, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $26. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and six months ended June 30, 2018, and June 30, 2017, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign exchange contracts
Foreign currency swaps and forwards	$4	$(7)	$1	$(14)
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	8	(7)	6	(2)
Credit contracts
Credit derivatives that purchase credit protection	1	23	—	18
Credit derivatives that assume credit risk	—	(16)	(8)	(7)
Equity contracts
Equity index swaps and options	(1)	1	—	—
Other
Contingent capital facility put option	—	—	—	(1)
Total other non-qualifying derivatives	8	1	(2)	8
Total [1]	$12	$(6)	$(1)	$(6)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of June 30, 2018
Single name credit default swaps
Investment grade risk exposure	$169	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	794	7	6 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	12	—	5 years	CMBS Credit	A-	2	—
Below investment grade risk exposure	24	(6)	Less than 1 year	CMBS Credit	CCC	24	6
Total [5]	$999	$4				$26	$6
As of December 31, 2017
Single name credit default swaps
Investment grade risk exposure	$130	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Below investment grade risk exposure	9	—	Less than 1 year	Corporate Credit	B	9	—
Basket credit default swaps [4]
Investment grade risk exposure	1,137	2	3 years	Corporate Credit	BBB+	454	(2)
Below investment grade risk exposure	27	2	3 years	Corporate Credit	B+	27	—
Investment grade risk exposure	13	(1)	5 years	CMBS Credit	A	3	—
Below investment grade risk exposure	30	(6)	Less than 1 year	CMBS Credit	CCC	30	7
Total [5]	$1,346	$—				$523	$5

[1]
The average credit ratings are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements and applicable law, which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

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

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2018 and December 31, 2017, the Company pledged cash collateral with a fair value of $1 associated with derivative instruments. The collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of June 30, 2018 and December 31, 2017, the Company also pledged securities collateral associated with derivative instruments with a fair value of $72 and $101, respectively, which have been included in fixed maturities on the

Condensed Consolidated Balance Sheets. In addition, as of June 30, 2018 and December 31, 2017, the Company has also pledged initial margin of securities related to OTC- cleared and exchange traded derivatives with a fair value of $84 and $96, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
As of June 30, 2018 and December 31, 2017, the Company accepted cash collateral associated with derivative instruments of $11 which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

also accepted securities collateral as of June 30, 2018 and December 31, 2017, with a fair value of $4 and $2, none of which the Company has the ability to sell or repledge. As of June 30, 2018 and December 31, 2017, the Company had no repledged securities and did not sell any securities held as collateral. In addition, as of June 30, 2018 and December 31, 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Other Intangible Assets

On February 16, 2018, The Company entered into a renewal rights agreement with Farmers Exchanges of the Farmers Group of Companies to acquire its Foremost-branded small commercial business sold through independent agents. In connection with the renewal rights agreement, the Company recorded a customer relationships intangible asset of $46 which will be amortized over 10 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses

Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2018	2017
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,775	$22,545
Reinsurance and other recoverables	3,957	3,488
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,818	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year	3,362	3,563
Prior accident year development	(79)	2
Total provision for unpaid losses and loss adjustment expenses	3,283	3,565
Less payments
Current accident year	934	1,009
Prior accident years	2,308	2,292
Total payments	3,242	3,301
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,859	19,321
Reinsurance and other recoverables	3,772	3,508
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$23,631	$22,829

Unfavorable (Favorable) Prior Accident Year Development

	For the six months ended June 30,
	2018	2017
Workers’ compensation	$(73)	$(20)
Workers’ compensation discount accretion	20	16
General liability	28	10
Package business	(7)	—
Commercial property	(12)	(6)
Professional liability	8	—
Bond	—	(10)
Automobile liability - Commercial Lines	(10)	20
Automobile liability - Personal Lines	—	—
Homeowners	(13)	—
Net asbestos reserves	—	—
Net environmental reserves	—	—
Catastrophes	(34)	(13)
Uncollectible reinsurance	11	—
Other reserve re-estimates, net	3	5
Total prior accident year development	$(79)	$2

Re-estimates of prior accident year reserves for the six months ended June 30, 2018
Workers’ compensation reserves were reduced in small commercial and middle market, primarily for accident years 2011 to 2015, as both claim frequency and medical claim severity have emerged favorably compared to previous reserve estimates.
General liability reserves were increased, primarily due to an increase in reserves for higher hazard general liability exposures in middle market for accident years 2009 to 2017, partially offset by a decrease in reserves for other lines within middle market, including premises and operations, umbrella and products liability, principally for accident years 2015 and prior. Contributing to the increase in reserves for higher hazard general liability exposures was an increase in large losses and, in more recent accident years, an increase in claim frequency. Contributing to the reduction in reserves for other middle market lines were more favorable outcomes due to initiatives to reduce legal expenses. In addition, reserve increases for claims with lead paint exposure were offset by reserve decreases for other mass torts and extra-contractual liability claims.
Commercial property reserves were reduced, driven by an increase in estimated reinsurance recoverables on middle market property losses from the 2017 accident year.
Automobile liability reserves were reduced, primarily driven by reduced estimates of loss adjustment expenses in small commercial for recent accident years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Homeowners reserves were reduced, primarily in accident years 2013 to 2017, driven by lower than expected severity across multiple perils.
Catastrophe reserves were reduced, primarily as a result of lower estimated net losses from 2017 catastrophes, principally related to hurricanes Harvey and Irma. Before reinsurance, estimated losses for 2017 catastrophe events decreased by $123 in the six months ended June 30, 2018, resulting in a decrease in reinsurance recoverables of $90 as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty as aggregate ultimate losses for 2017 catastrophe events are now projected to be less than $850.
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
Bond business reserves related to recent accident years were reduced, as reported losses for commercial and contract surety have emerged favorably.
Automobile liability reserves within Commercial Lines were increased in small commercial and large national accounts for the 2013 to 2016 accident years, driven by higher frequency of more severe accidents, including litigated claims.
Catastrophe reserves were reduced primarily due to lower estimates of 2016 wind and hail event losses and a decrease in losses on a 2015 wildfire.
Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2018	2017
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,512	$5,772
Reinsurance recoverables	209	208
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,303	5,564
Provision for unpaid losses and loss adjustment expenses
Current incurral year	2,317	1,319
Prior year's discount accretion	120	101
Prior incurral year development [1]	(217)	(112)
Total provision for unpaid losses and loss adjustment expenses [2]	2,220	1,308
Less: payments
Current incurral year	974	542
Prior incurral years	1,335	833
Total payments	2,309	1,375
Ending liabilities for unpaid losses and loss adjustment expenses, net	8,214	5,497
Reinsurance recoverables	235	212
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,449	$5,709

[1]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[2]
Includes unallocated loss adjustment expenses of $85, and $48 for the six months ended June 30, 2018 and 2017, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Re-estimates of prior incurral years reserves for the six months ended June 30, 2018
Group disability- Prior period reserve estimates decreased by approximately $150 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions and claim incidence lower than prior assumptions.  Short-term disability has also experienced favorable claim recoveries.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $65 largely driven by lower-than-previously expected claim incidence inclusive of group life, group life premium waiver, and group accidental death & dismemberment.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Reserve for Future Policy Benefits

Changes in Reserves for Future Policy Benefits[1]
Liability balance as of January 1, 2018	$713
Incurred	14
Paid	(19)
Change in unrealized investment gains and losses	(40)
Liability balance as of June 30, 2018	$668
Reinsurance recoverable asset, as of January 1, 2018	$26
Incurred	9
Paid	—
Reinsurance recoverable asset, as of June 30, 2018	$35

Liability balance as of January 1, 2017	$322
Incurred	23
Paid	(18)
Change in unrealized investment gains and losses	(9)
Liability balance as of June 30, 2017	$318
Reinsurance recoverable asset, as of January 1, 2017	$28
Incurred	(5)
Paid	—
Reinsurance recoverable asset, as of June 30, 2017	$23
[1]Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities which are in the Corporate category.

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
Junior Subordinated Debentures
On June 15, 2018, The Hartford completed its previously announced redemption of $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068. During the initial offering of the 8.125% debentures, the Company entered into a replacement capital covenant ("RCC"), and under the terms of the RCC, if the Company redeemed the 8.125% debentures at any time prior to June 15, 2048 it could only do so with the proceeds from the sale of certain qualifying replacement securities. The 3 month Libor plus 2.125% debentures issued February 15, 2017 are qualifying replacement securities within the definition of RCC. In connection with this redemption, the Company recognized a $6 loss on extinguishment of debt for unamortized deferred debt issuance costs.
Revolving Credit Facility
As previously reported, on March 29, 2018, the Company entered into an amendment to its Five-Year Credit Agreement dated October 31, 2014. The Amendment reset the level of the Company's minimum consolidated net worth financial covenant to $9 billion excluding AOCI from its former $13.5 billion (where net worth was defined as stockholders' equity excluding AOCI and including junior subordinated debt), among other updates. Among other changes, under an amended and restated credit agreement that became effective in June 2018 after the closing of the sale of the Company's life and annuity run-off business, the aggregate amount of principal of the credit facility decreased from $1 billion to $750, including a reduction to the amount available for letters of credit from $250 to $100, the maturity date was extended to March 29, 2023, and the liens covenant and certain other covenants were modified.
Revolving loans from the Credit Facility may be in multiple currencies. U.S. dollar loans will bear interest at a floating rate equivalent to an indexed rate depending on the type of borrowing and a basis point spread based on The Hartford's credit rating and will mature no later than March 29, 2023. Letters of credit issued from the Credit Facility bear a fee based on The Hartford's credit rating and expire no later than March 29, 2024. The Credit Facility requires the Company to maintain a minimum consolidated net worth excluding AOCI of $9 billion, limits the ratio of senior debt to capitalization, excluding AOCI, at 35% and meet other customary covenants. The Credit Facility is for general corporate purposes.

As of June 30, 2018, no borrowings were outstanding and $3 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Commercial Paper
As of June 30, 2018, the Hartford's maximum borrowings available under its commercial paper program was $1 billion and there was no commercial paper outstanding. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. On July 19, 2018 the Board of Directors revised the Company's commercial paper issuance authorization from $1 billion to $750 to align the program with the Company's $750 five year revolving credit facility which became effective on June 11, 2018.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Income Taxes

Income Tax Rate Reconciliation
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Tax provision at U.S. federal statutory rate [1]	$112	$(99)	$221	$41
Tax-exempt interest	(17)	(30)	(34)	(60)
Executive compensation	3	—	7	—
Stock-based compensation	—	(1)	(2)	(8)
Other	5	1	2	(4)
Provision for income taxes	$103	$(129)	$194	$(31)
[1]Due to the passage of Tax Reform on December 22, 2017, current and prior period federal statutory rates are reflected at 21% and 35% respectively.

Rollforward of Unrecognized Tax Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$9	$12	$9	$12
Gross increases - tax positions in prior period	—	—	—	—
Gross decreases - tax positions in prior period	—	—	—	—
Balance, end of period	$9	$12	$9	$12

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
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized no interest expense for the three and six months ended June 30, 2018 and 2017, respectively. The Company had no interest payable as of June 30, 2018 and 2017. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover and general business credit carryforward as shown in the table below.

Future Tax Benefits
	As of
	June 30, 2018		Expiration
	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$3,219	$676	2023	-	2036	$3,219
Net operating loss carryover - foreign	$4	$—	No expiration			$4
Foreign tax credit carryover	$14	$14	2023	-	2024	$14
General business credit carryover	$4	$4	2031	-	2037	$4
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
Alternative Minimum Tax Credit Carryovers- As of June 30, 2018, the Company had alternative minimum tax credit (AMT) carryovers, net of a sequestration fee payable, of $793, which are reflected as current income tax receivables within Other Assets in the accompanying condensed consolidated balance sheet. AMT credits may be used to offset a regular tax liability for any taxable year beginning after December 31, 2017, and are refundable at an amount equal to 50 percent of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Any remaining credits not used against regular tax liability are refundable in the 2021 tax year to be collected in 2022. The sequestration fee applies to refunds of AMT credits but does not apply if those credits are used against regular tax liability. As of June 30, 2018, the Company's AMT credit carryover was net of an estimated sequestration fee payable of $53, but the amount of the fee that is ultimately payable is subject to change depending on the level and timing of future taxable income and any subsequent changes in the sequestration rate. For the three and six months ended June 30, 2018, the Company recorded income tax benefits of $0 and $3 related to the reduction of the sequestration rate from 6.6 percent to 6.2 percent.

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
Asbestos and Environmental Claims –The Company continues to receive asbestos and environmental ("A&E") claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.
The Company wrote several different categories of insurance contracts that may cover A&E claims. First, the Company wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, the Company wrote excess and umbrella policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage. Third, the Company acted as a reinsurer assuming a portion of those risks assumed by other insurers writing primary, excess, umbrella and reinsurance coverages.
Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid gross losses and expenses related to environmental and particularly asbestos claims. The degree of variability of gross reserve estimates for these exposures is significantly greater than for other more traditional exposures.
In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Commitments and Contingencies (continued)

emerging legal doctrines. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. Plaintiffs and insureds also have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers and unanticipated developments pertaining to the Company’s ability to recover reinsurance for A&E claims. Management believes these issues are not likely to be resolved in the near future.
In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liability and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims, and uncertainty as to the monetary amount being sought by the claimant from the insured.
The reporting pattern for assumed reinsurance claims, including those related to A&E claims, is much longer than for direct claims. In many instances, it takes months or years to determine that the policyholder’s own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.
It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of A&E claims.
Given the factors described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for A&E exposures. For this reason, the Company principally relies on exposure-based analysis to estimate the ultimate costs of these claims, both gross and net of reinsurance, and regularly evaluates new account information in assessing its potential A&E exposures. The Company supplements this exposure-based analysis with evaluations of the Company’s historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.
While the Company believes that its current A&E reserves are appropriate, significant uncertainties limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not estimable now, could be material to The Hartford’s consolidated operating results and liquidity.
As of June 30, 2018, the Company reported $1.1 billion of net asbestos reserves and $223 of net environmental reserves. While the Company believes that its current A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
Effective December 31, 2016, the Company entered into an A&E adverse development cover ("ADC") reinsurance agreement with National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., to reduce uncertainty about potential adverse development of A&E reserves. Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. The $650 reinsurance premium was placed in a collateral trust account as security for NICO’s claim payment obligations to the Company. Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, cumulative adverse development of A&E claims could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these changes could be material to the Company’s consolidated operating results and liquidity. As of June 30, 2018, the Company has incurred $285 in cumulative adverse development on A&E reserves that have been ceded under the ADC treaty with NICO, leaving approximately $1.2 billion of coverage available for future adverse net reserve development, if any.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Commitments and Contingencies (continued)

contingent features that are in a net liability position as of June 30, 2018 was $77. Of this $77, the legal entities have posted collateral of $73 in the normal course of business. Based on derivative market values as of June 30, 2018, a downgrade of one level below the current financial strength rates by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of June 30, 2018, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require an additional $7 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, if required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Equity

Capital Purchase Program ("CPP") Warrants
As of June 30, 2018 and December 31, 2017, respectively, the Company has 2.1 million and 2.2 million of CPP warrants outstanding and exercisable. CPP warrant exercises were 0.1 million for the three months ended June 30, 2018 and 2017, respectively. CPP warrant exercises were 0.1 million and 1.1 million for the six months ended June 30, 2018 and 2017, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended June 30, 2018 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $8.930 as of June 30, 2018 and $8.999 as of December 31, 2017.
Equity Repurchase Program
The Company does not currently have an equity repurchase authorization in 2018.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2018
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,349	$(5)	$(24)	$32	$(1,591)	$(239)
OCI before reclassifications [1]	(1,148)	3	18	1	(1)	(1,127)
Amounts reclassified from AOCI	10	(1)	(6)	—	10	13
OCI, net of tax	(1,138)	2	12	1	9	(1,114)
Ending balance	$211	$(3)	$(12)	$33	$(1,582)	$(1,353)
[1]The reduction in AOCI included the effect of removing $758 of Talcott Resolution AOCI from the balance sheet when the business was sold effective May 31, 2018.

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2018
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,931	$(3)	$18	$34	$(1,317)	$663
Cumulative effect of accounting changes, net of tax [1]	273	—	2	4	(284)	(5)
Adjusted balance, beginning of period	2,204	(3)	20	38	(1,601)	658
OCI before reclassifications [2]	(2,030)	1	(13)	(5)	(1)	(2,048)
Amounts reclassified from AOCI	37	(1)	(19)	—	20	37
OCI, net of tax	(1,993)	—	(32)	(5)	19	(2,011)
Ending balance	$211	$(3)	$(12)	$33	$(1,582)	$(1,353)
[1]Includes reclassification to retained earnings of $88 of stranded tax effects and $93 of net unrealized gains. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies for further information.
[2]The reduction in AOCI included the effect of removing $758 of Talcott Resolution AOCI from the balance sheet when the business was sold effective May 31, 2018.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$(6)	$(44)	Net realized capital gains
	(6)	(44)	Total before tax
	(1)	(9)	Income tax expense (benefit)
	(5)	(2)	Income from discontinued operations, net of tax
	$(10)	$(37)	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$—	$—	Net realized capital gains
	—	—	Total before tax
	—	—	Income tax expense (benefit)
	$1	$1	Income from discontinued operations, net of tax
	$1	$1	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$1	Net realized capital gains
Interest rate swaps	9	17	Net investment income
	9	18	Total before tax
	2	4	Income tax expense (benefit)
	$(1)	$5	Income from discontinued operations, net of tax
	$6	$19	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(15)	(28)	Insurance operating costs and other expenses
	(13)	(25)	Total before tax
	(3)	(5)	Income tax expense (benefit)
	$(10)	$(20)	Net income (loss)
Total amounts reclassified from AOCI	$(13)	$(37)	Net income (loss)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications of AOCI
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$56	$71	Net realized capital gains
	56	71	Total before tax
	20	25	Income tax expense (benefit)
	26	39	Income from discontinued operations, net of tax
	$62	$85	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$1	$5	Net realized capital gains
Interest rate swaps	10	19	Net investment income
	11	24	Total before tax
	4	8	Income tax expense (benefit)
	7	11	Income from discontinued operations, net of tax
	$14	$27	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(16)	(32)	Insurance operating costs and other expenses
Settlement loss	(747)	(747)	Insurance operating costs and other expenses
	(761)	(776)	Total before tax
	(266)	(272)	Income tax expense (benefit)
	$(495)	$(504)	Net income (loss)
Total amounts reclassified from AOCI	$(419)	$(392)	Net income (loss)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Employee Benefit Plans

The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2017 Annual Report on Form 10-K.

Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Service cost	$1	$1	$—	$—
Interest cost	36	49	1	2
Expected return on plan assets	(59)	(80)	(1)	(2)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	13	15	2	1
Settlements	—	750	—	—
Net periodic cost (benefit)	$(9)	$735	$—	$(1)

Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$2	$2	$—	$—
Interest cost	71	98	3	4
Expected return on plan assets	(115)	(159)	(3)	(4)
Amortization of prior service credit	—	—	(3)	(3)
Amortization of actuarial loss	25	30	3	2
Settlements	—	750	—	—
Net periodic cost (benefit)	$(17)	$721	$—	$(1)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Stock Compensation Plans

In the second quarter of 2018, The Hartford modified the terms of the portion of its outstanding 2016 and 2017 performance share awards that are based on actual versus targeted return on equity over the performance period. The modification eliminated the benefit to return on equity that arose from the charge against earnings in 2017 driven by the effect of the lower corporate income tax rate on the carrying value of net deferred tax assets. This modification had no impact on compensation cost recognized over the vesting period since compensation cost based on the original performance share conditions is projected to be higher than what the cost would be based on the performance share conditions as modified.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Business Dispositions and Discontinued Operations

Discontinued Operations
Sale of life and annuity run-off business
On May 31, 2018, the Company’s wholly-owned subsidiary, Hartford Holdings, Inc. (HHI), completed the sale of its life and annuity run-off business to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group. Under the terms of the sale agreement signed December 3, 2017, the investor group formed a limited partnership, Hopmeadow Holdings LP, that acquired Hartford Life, Inc. (HLI), and its life and annuity operating subsidiaries, for cash of approximately $1.4 billion after a pre-closing dividend to The Hartford of $300. The Hartford received a 9.7% ownership interest in the limited partnership valued at a cost of $164. In addition, as part of the terms of the sale agreement, The Hartford reduced its long-term debt by $142 because the debt, which was issued by HLI, was included as part of the sale. Including cash proceeds and the retained equity interest and net of transaction costs, net proceeds for the sale were approximately $1.5 billion. The life and annuity run-off operations met the criteria for reporting as discontinued operations and are reported in the Corporate category through the date of sale.
The Company has recognized a loss on sale within discontinued operations of approximately $3.0 billion including $3.3 billion in the fourth quarter of 2017 and a reduction in loss on sale of $213 in the first six months of 2018. The reduction in loss on sale in 2018 primarily resulted from the reclassification to retained earnings of $193 of tax effects stranded in AOCI due to the accounting for Tax Reform and a $133 increase in estimated retained tax benefits, primarily net operating loss carryovers, partially offset by $104 of operating income from discontinued operations during the period up until the closing date and a reclassification of $10 of net unrealized capital gains from AOCI to retained earnings. See Note 1 - Adoption of New Accounting Standards within Basis of Presentation and Significant Accounting Policies, for additional information about the reclassifications from AOCI to retained earnings. The estimated amount of retained net operating loss carryovers depends on the estimated tax basis of the business sold which has increased since the date the Company entered into the sale agreement. At closing, shareholders’ equity was further reduced for the amount of AOCI of the life and annuity run-off business, which was approximately $758 largely consisting of net unrealized gains on investments, net of shadow DAC. The AOCI balance was $1 billion as of December 31, 2017.
Cash inflows and outflows from and to the life and annuity run-off business after closing were immaterial to the overall inflows and outflows the Company. Additionally, the revenues and expenses presented in continuing operations related to pre-disposal operations were immaterial.
The Company will manage invested assets of the life and annuity run-off business for an initial term of five years and provide transition services for an estimated period of 12 to 24 months.
The Hartford reported its 9.7% ownership interest in Hopmeadow Holdings LP in other assets in the Consolidated Balance Sheet, to be accounted for under the equity method. The

Hartford will recognize its share of income in other revenues in the Consolidated Statement of Operations. Information about before tax income of Hopmeadow Holdings LP after the disposition and recognition of the Company's share of that income will be reported on a delayed-basis when financial information from the investee becomes available, as private equity partnerships are generally reported on a three-month delay. Before tax income (loss) of Talcott Resolution for the period the business was wholly-owned by the Company was $(9) and $113 for the three and six months ended June 30, 2018 and $143 and $227 for the three and six months ended June 30, 2017.
Major Classes of Assets and Liabilities Transferred to the Buyer in Connection with the Sale

	Carrying Value as of Closing	Carrying Value as of 12/31/2017
Assets
Cash and investments	$27,058	$30,135
Reinsurance recoverables	20,718	20,785
Loss accrual [1]	(3,044)	(3,257)
Other assets	2,907	1,439
Separate account assets	110,773	115,834
Total assets held for sale	158,412	164,936
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	$14,308	$14,482
Other policyholder funds and benefits payable	28,680	29,228
Long-term debt	142	142
Other liabilities	2,222	2,756
Separate account liabilities	110,773	115,834
Total liabilities held for sale	$156,125	$162,442

[1]	Represents the estimated accrued loss on sale of the Company's life and annuity run-off business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Business Dispositions and Discontinued Operations (continued)

Reconciliation of the Major Line Items Constituting Pretax Profit (Loss) of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Earned premiums	$12	$35	$39	$70
Fee income and other	150	226	382	448
Net investment income	207	320	519	639
Net realized capital losses	(93)	21	(72)	(25)
Total revenues	276	602	868	1,132
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	207	346	535	679
Amortization of DAC	17	24	58	43
Insurance operating costs and other expenses [1]	61	89	162	183
Total benefits, losses and expenses	285	459	755	905
Income before income taxes	(9)	143	113	227
Income tax expense	(6)	30	9	41
Income from operations of discontinued operations, net of tax	(3)	113	104	186
Net realized capital gain on disposal, net of tax	151	—	213	—
Income from discontinued operations, net of tax	$148	$113	$317	$186
[1]Corporate allocated overhead has been included in continuing operations.
Cash flows from discontinued operations included in the Consolidated Statement of Cash Flows were as follows:
Cash Flows from Discontinued Operations

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities from discontinued operations	$603	$525
Net cash provided by (used in) investing activities from discontinued operations	$463	$(316)
Net cash used in financing activities from discontinued operations [1]	$(737)	$(203)
Cash paid for interest	$—	$2
[1] Excludes return of capital to parent of $619 and $299 for the six months ended June 30, 2018 and 2017, respectively.

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
On May 31, 2018, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, completed the sale of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company, and its life and annuity operating subsidiaries. For discussion of this transaction, see Note 18 - Business Dispositions and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
On February 16, 2018, The Hartford entered into a renewal rights agreement with the Farmers Exchanges, of the Farmers Insurance Group of Companies, to acquire its Foremost-branded small commercial business sold through independent agents. Renewal premium from this agreement is expected beginning in the third quarter of 2018.
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
Book Value per Diluted Share excluding accumulated other comprehensive income ("AOCI")- is calculated based upon a non-GAAP financial measure. It is calculated by dividing (a) total stockholders' equity, excluding AOCI, after tax, by (b) common shares outstanding and dilutive potential common shares. The Company provides this measure to enable investors to analyze the amount of the Company's net worth that is primarily attributable to the Company's business operations. The Company believes it is useful to investors because it eliminates the effect of items that can fluctuate significantly from period to period, primarily based on changes in interest rates.
Current Accident Year Catastrophe Ratio-a component of the loss and loss adjustment expense ratio, represents the ratio of catastrophe losses incurred in the current accident year (net of reinsurance) to earned premiums. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers, as defined by the Property Claim Service office of Verisk. The current accident year catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.
Combined Ratio-the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expenses for every $100 of earned premiums. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses.

Core Earnings- a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the underlying performance of the Company’s businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, certain restructuring and other costs, integration and transaction costs in connection with an acquired business, pension settlements, loss on extinguishment of debt, gains and losses on reinsurance transactions, income tax benefit from a reduction in deferred income tax valuation allowance, impact of the Tax Cuts and Jobs Act of 2017 ("Tax Reform") on net deferred tax assets, and results of discontinued operations. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses that tend to be variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure to core earnings. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.
Reconciliation of Net Income to Core Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$582	$(40)	$1,179	$338
Less: Net realized capital gains excluded from core earnings, before tax	50	53	20	76
Less: Loss on extinguishment of debt, before tax	(6)	—	(6)	—
Less: Pension settlement, before tax	—	(750)	—	(750)
Less: Integration and transaction costs associated with acquired business, before tax	(11)	—	(23)	—
Less: Income tax benefit (expense)	(11)	242	(2)	234
Less: Income from discontinued operations, after tax	148	112	317	187
Core earnings	$412	$303	$873	$591
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

Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both net income margin and core earnings margin when reviewing performance. A reconciliation of net income margin to core earnings margin is set forth in the Results of Operations section within MD&A - Group Benefits.
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
The expense ratio for Group Benefits is expressed as the ratio of insurance operating costs and other expenses including amortization of intangibles and amortization of deferred policy acquisition costs, to premiums and other considerations, excluding buyout premiums. The expense ratio does not include integration and other transaction costs associated with an acquired business.
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
Loss Ratio, excluding Buyouts- utilized for the Group Benefits segment and is expressed as a ratio of benefits, losses and loss adjustment expenses to premiums and other considerations, excluding buyout premiums. Since Group Benefits occasionally buys a block of claims for a stated premium amount, the Company excludes this buyout from the loss ratio used for evaluating the profitability of the business as buyouts may distort the loss ratio. Buyout premiums represent takeover of open claim liabilities and other non-recurring premium amounts.
Mutual Fund and Exchange-Traded Product Assets- are owned by the shareholders of those products and not by the Company and, therefore, are not reflected in the Company’s consolidated financial statements except in instances where the Company seeds new investment products and holds an investment in the fund for a period of time. Mutual fund and ETP assets are a measure used by the Company primarily because a significant portion of the Company’s Mutual Funds segment revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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
Reinstatement Premiums- represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsured loss recoverable by the Company.
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
Return on Assets (“ROA”), Core Earnings- a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of the Mutual Funds segment’s operating performance. ROA, core earnings is calculated by dividing core earnings by a daily average AUM. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of the Mutual Funds segment because it reveals trends in our business that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our Mutual Funds business. Therefore, the Company believes it is important for investors to evaluate both ROA, and ROA, core earnings when reviewing the Mutual Funds segment performance. A reconciliation of ROA to ROA, core earnings is set forth in the Results of Operations section within MD&A - Mutual Funds.
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
Underwriting Gain (Loss)- The Company's management evaluates profitability of the P&C businesses primarily on the basis of underwriting gain (loss). Underwriting gain (loss) is a before tax measure that represents earned premiums less incurred losses, loss adjustment expenses, amortization of deferred policy acquisition costs, underwriting expenses and dividends to policyholders. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of the Company's pricing. Underwriting profitability over time is also greatly influenced by the Company's pricing and underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Net income (loss) is the most directly comparable GAAP measure. The Company believes that underwriting gain (loss) provides investors with a valuable measure of before tax profitability derived from underwriting activities, which are managed separately from the Company's investing activities. A reconciliation of underwriting gain (loss) to net income (loss) for Commercial Lines, Personal Lines and Property & Casualty Other Operations is set forth in segment sections of MD&A.
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
Traditional life and disability insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection for the policyholder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. Persistency refers to the percentage of premium remaining in-force from year-to-year.
THE HARTFORD’S OPERATIONS
Overview
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Mutual Funds, as well as a Corporate category. The Company includes in the

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate category investment management fees and expenses related to managing third party business, including management of the invested assets of the Talcott Resolution life and annuity run-off business sold in the second quarter of 2018 ("Talcott Resolution"), discontinued operations related to the sale of Talcott Resolution, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. In addition, Corporate includes a 9.7% ownership interest in the limited partnership that acquired Talcott Resolution.
The Company derives its revenues principally from: (a) premiums earned for insurance coverage provided to insureds; (b) management fees on mutual fund and ETP assets; (c) net investment income; (d) fees earned for services provided to third parties; (e) net realized capital gains and losses; and (f) other revenues earned from its 9.7% ownership interest in the limited partnership that owns Talcott Resolution. Premiums charged for insurance coverage are earned principally on a pro rata basis over the terms of the related policies in-force.
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
The financial results in the Company’s mutual fund and ETP businesses depend largely on the amount of assets under management and the level of fees charged based, in part, on asset share class and product type. Changes in assets under management are driven by two main factors, net flows, and the market return of the funds, which is heavily influenced by the return realized in the equity and bond markets. Net flows are comprised of new sales less redemptions by mutual fund and ETP shareholders. Financial results are highly correlated to the growth in assets under management since these products generally earn fee income on a daily basis.
The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits, losses and loss adjustment expenses are paid. Due to the need to maintain sufficient liquidity to satisfy claim obligations, the majority of the Company’s invested assets have been held in available-for-sale securities, including, among other asset classes, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-backed securities and asset-backed securities and collateralized debt obligations.
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
Net income (loss) of $582, or $1.62 per basic share and $1.60 per diluted share, increased from second quarter 2017 net loss of $40, or $0.11 per basic share and $0.11 per diluted share, primarily due to higher earnings from both continuing and discontinued operations. The higher income from continuing operations was primarily driven by a pension settlement charge of $488, after-tax, in second quarter 2017 and an increase in income in Commercial Lines, Group Benefits and Mutual Funds that was partially attributable to a lower corporate Federal income tax rate in 2018.
Book value per diluted share decreased to $34.44 from $37.11 as of December 31, 2017 as a result of a 7% decrease in stockholders' equity resulting primarily from a decrease in AOCI over the six month period, partially offset by net income in excess of shareholder dividends. AOCI decreased mainly due to the removal of AOCI related to Talcott Resolution upon the closing of the sale of that business, as well as lower net unrealized capital gains, driven by higher interest rates and wider credit spreads.

Net Investment Income	Annualized Investment Yield After tax
Net investment income of $428 increased 8% compared with second quarter 2017 primarily due to higher fixed maturities asset levels driven by the acquisition of Aetna's U.S. group life and disability business.
Net realized gains (losses) were relatively flat compared with net realized capital gains in second quarter 2017 , with gains in 2018 driven by sales and appreciation of equity securities due to higher equity market levels and tactical repositioning, the sale of a private real estate investment, sales of fixed maturity securities, and changes in value of non-qualifying interest rate derivatives.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Annualized investment yield of 3.3%, after tax, increased from 3.0%, after tax, compared with second quarter 2017, primarily due to the effect of a lower corporate Federal income tax rate.
Net unrealized gains, after tax, for fixed maturities in the investment portfolio decreased by $1,138 in second quarter 2018 primarily due to the effect of higher interest rates, wider credit spreads and the reduction in assets due to the sale of Talcott Resolution.

Written Premiums	Combined Ratio
Written premiums for Property & Casualty decreased 1.5% compared with second quarter 2017 reflecting a decrease in Personal Lines, partially offset by an increase in Commercial Lines.
Combined ratio for Property & Casualty decreased 1.4 points to 95.7 compared with a combined ratio of 97.1 in second quarter 2017, largely due to a lower current accident year loss and loss adjustment expense ratio for auto and non-catastrophe property claims and more favorable prior accident year development, partially offset by higher catastrophe losses and a higher expense ratio.
Catastrophe losses of $188, before tax, increased from catastrophe losses of $155, before tax, in second quarter 2017, largely due to a greater number of wind and hail events in the second quarter of 2018.
Prior accident year development was a net favorable $47, before tax, in second quarter 2018, primarily due to a decrease in reserves for workers' compensation and for the 2017 hurricanes, partially offset by an increase in reserves for higher hazard general liability exposures in middle market. Reserve development was a net favorable $10, before tax, in second quarter 2017, primarily due to a release of prior year catastrophe reserves.

Net Income Margin - Group Benefits
Net income margin on Group Benefits decreased to 6.3% from 7.5% in the second quarter 2017, primarily due to lower net realized capital gains, integration costs incurred in the second quarter of 2018, and a higher group life loss ratio, partially offset by revenue growth

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

due to the acquisition of the Aetna U.S. group life and disability business, an improvement in the expense ratio and an improved group disability loss ratio.
CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes beginning on page 6 as well as with the segment operating results sections of MD&A.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Earned premiums	$3,958	$3,455	15%	$7,885	$6,893	14%
Fee income	327	286	14%	650	564	15%
Net investment income	428	395	8%	879	805	9%
Net realized capital gains	52	55	(5%)	22	79	(72%)
Other revenues	24	23	4%	44	42	5%
Total revenues	4,789	4,214	14%	9,480	8,383	13%
Benefits, losses and loss adjustment expenses	2,738	2,420	13%	5,433	4,844	12%
Amortization of deferred policy acquisition costs	344	345	—%	686	689	—%
Insurance operating costs and other expenses	1,067	1,650	(35%)	2,104	2,569	(18%)
Loss on extinguishment of debt	6	—	NM	6	—	NM
Interest expense	79	79	—%	159	159	—%
Amortization of other intangible assets	18	1	NM	36	2	NM
Total benefits, losses and expenses	4,252	4,495	(5%)	8,424	8,263	2%
Income (loss) from continuing operations before income taxes	537	(281)	NM	1,056	120	NM
Income tax expense (benefit)	103	(129)	180%	194	(31)	NM
Income from continuing operations, net of tax	434	(152)	NM	862	151	NM
Income from discontinued operations, net of tax	148	112	32%	317	187	70%
Net income (loss)	$582	$(40)	NM	$1,179	$338	NM
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Net income (loss) increased by $622 with an increase in income from both continuing operations and discontinued operations. Income from continuing operations increased by $586, primarily due to a pension settlement charge of $488, after tax, in the quarter ended June 30, 2017 and an increase in income in Commercial Lines, Group Benefits and Mutual Funds that was partially attributable to a lower corporate Federal income tax rate in 2018. The higher income from continuing operations was also attributable to a higher before tax underwriting gain in Property & Casualty, increased before tax income in Group Benefits due to favorable disability results and contribution from the fourth quarter 2017 acquisition of the Aetna U.S. group life and disability benefits business, and higher earnings in Mutual Funds driven by an increase in assets under management. Contributing to the higher underwriting gain in Property & Casualty was more favorable prior accident year development, partially offset by higher current accident year catastrophes and an increase in insurance operating costs and other expenses.

Earned premiums increased by $503 before tax, primarily due to the acquisition of the Aetna U.S. group life and disability business in November 2017 that has increased earned premiums in the Group Benefits segment. Earned premiums in Property and Casualty declined reflecting an 8% decline in Personal Lines, partially offset by a 1% increase in Commercial Lines. For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income increased by 14% reflecting increased fee income in Mutual Funds largely due to higher assets under management.
Net investment income increased by 8%, primarily due to a higher level of invested assets due to the acquisition of the Aetna U.S. group life and disability business. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.
Net realized capital gains of $52 in the second quarter of 2018 were relatively flat compared with net realized capital gains in the second quarter of 2017, with gains in 2018 driven by sales and appreciation of equity securities due to higher equity market levels and tactical repositioning, the sale of a private real

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

estate investment, sales of fixed maturities, and changes in value of non-qualifying interest rate derivatives. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains.
Benefits, losses and loss adjustment expenses decreased in Property & Casualty and increased in Group Benefits. The increase in Group Benefits was largely due to the acquisition of the Aetna U.S. group life and disability business and higher group life mortality, partially offset by a lower group disability loss ratio. The net decrease in incurred losses for Property & Casualty was driven by:

•
Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty decreased $112, before tax, primarily resulting from the effect of lower Personal Lines earned premium, lower non-catastrophe property loss costs, partially offset by higher workers’ compensation claim frequency.

•
Current accident year catastrophe losses of $188, before tax, for the three months ended June 30, 2018, compared to $155, before tax, for the prior year period. Catastrophe losses in 2018 were primarily from wind and hail events in Colorado as well as wind and thunderstorm events across the Midwest, South and Mid-Atlantic. Catastrophe losses in 2017 were primarily due to multiple wind and hail events across various U.S. geographic regions, primarily in the Midwest, Texas and Colorado. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Net prior accident year reserve development in Property & Casualty was favorable $47, before tax, for the three months ended June 30, 2018, compared to favorable net reserve development of $10, before tax, for the prior year period. Prior accident year development in 2018 primarily included a decrease in reserves for workers’ compensation and a decrease in catastrophe reserves for the 2017 hurricanes, partially offset by a reserve increase for general liability. Prior accident year development in 2017 was largely due to a decrease in catastrophe reserves. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

Amortization of deferred policy acquisition costs was relatively flat year over year as a decrease in Personal Lines was largely offset by an increase in Commercial Lines.
Insurance operating costs and other expenses decreased due to a $750 pension settlement charge in the 2017 period, partially offset by an increase in operating costs associated with the acquisition of the Aetna U.S. group life and disability business, an increase in direct marketing expenses in Personal Lines to generate new business growth, higher incentive-based compensation, higher commissions in middle market, and higher variable expenses in Mutual Funds. In addition, in the three months ended June 30, 2018, the Company recognized an $8 before tax expense for Texas Windstorm Insurance Association (TWIA) assessments related to hurricane Harvey in 2017, offset by a $12 reduction of loss based assessments in other states.
Amortization of other intangible assets

increased reflecting the amortization of customer relationship intangibles in the Group Benefits segment that arose from the acquisition of the Aetna U.S. group life and disability business.
Income tax expense increased due to an increase in before tax income, partially offset by the effect of a lower corporate Federal income tax rate. Differences between the Company's effective income tax rate and the U.S. statutory rate of 21% and 35% in 2018 and 2017, respectively, are due primarily to tax-exempt interest earned on invested assets and stock-based compensation. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Income from discontinued operations net of tax increased to $148 from $112 in the prior year quarter. The $148 of income from discontinued operations in the second quarter of 2018 was mostly attributable to recognizing tax benefits for additional net operating loss carryovers we expect to retain from the sale of Talcott Resolution due to a higher estimated tax basis of the operation sold.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Net income increased primarily due to a pension settlement charge of $488, after tax, in the six months ended June 30, 2017, a $130 increase in income from discontinued operations and an increase in income across Property & Casualty, Group Benefits and Mutual Funds that was partially attributable to a lower corporate Federal income tax rate in 2018. Within Property & Casualty, an improvement in before tax earnings was mostly driven by favorable prior accident year development related to workers’ compensation and 2017 catastrophe events and due to improved Personal Lines auto results. The improvement in Group Benefits income before tax was largely due to revenue growth, including from the acquisition of the Aetna U.S. group life and disability benefits business, and the higher earnings in Mutual Funds was driven by an increase in assets under management.
Earned premiums increased by 14% or $992, before tax, primarily due to the acquisition of the Aetna U.S. group life and disability benefits business that has increased earned premiums in our Group Benefits segment. Earned premiums in Property and Casualty declined reflecting an 8% decline in Personal Lines, partially offset by a 1% increase in Commercial Lines. For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income increased by 15% reflecting increased fee income in Mutual Funds largely due to higher assets under management.
Net investment income increased primarily due to a higher level of invested assets due to the acquisition of the Aetna U.S. group life and disability business as well as higher income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.
Net realized capital gains of $22 in the six months ended June 30, 2018 were lower than net realized capital gains in the prior year period. Net gains in 2018 were driven by sales and

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

appreciation of equity securities, due to higher equity market levels and tactical repositioning, as well as a gain on the sale of a private real estate investment.  These gains were partially offset by net losses on sales of fixed maturity securities driven by duration, liquidity and credit management. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains .
Benefits, losses and loss adjustment expenses decreased in Property & Casualty and increased in Group Benefits with the increase in Group Benefits primarily due to the effect of growth in earned premium largely resulting from the acquisition of the Aetna U.S. group life an disability business and a higher group life loss ratio, partially offset by a lower group disability loss ratio. The net decrease in incurred losses for Property & Casualty was driven by:

•
Current accident year loss and loss adjustment expenses before catastrophes in Property & Casualty decreased $187, before tax, primarily resulting from the effect of lower Personal Lines earned premium as well as lower non-catastrophe property loss costs.

•
Current accident year catastrophe losses of $291, before tax, for the six months ended June 30, 2018 were down modestly compared to $305, before tax, for the prior year period. Catastrophe losses in 2018 were primarily from multiple wind and hail events in Colorado, the Midwest, South and Mid-Atlantic as well as from East coast winter storms. Catastrophe losses in 2017 were primarily due to multiple wind and hail events across various U.S. geographic regions, primarily in the Midwest, Colorado, Texas and the Southeast. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Net prior accident year reserve development in Property & Casualty was favorable $79, before tax, for the six months ended June 30, 2018, compared to unfavorable net reserve development of $2, before tax, for the prior year period. Prior accident year development in 2018 primarily included a decrease in reserves for workers’ compensation and a decrease in catastrophe reserves for the 2017 hurricanes, partially offset by a reserve increase for general liability.

Amortization of deferred policy acquisition costs was relatively flat year over year as a decrease in

Personal Lines was largely offset by an increase in Commercial Lines.
Insurance operating costs and other expenses decreased due to a $750 pension settlement charge in the 2017 period, partially offset by an increase in operating costs associated with the acquisition of the Aetna U.S. group life and disability business, higher incentive-based compensation, increased commissions in Commercial Lines, and higher variable expenses in Mutual Funds.
Amortization of other intangible assets increased reflecting the amortization of customer relationship intangibles in the Group Benefits segment that arose from the acquisition of the Aetna U.S. group life and disability business.
Income tax expense increased primarily due to an increase in before tax income, partially offset by the effect of a lower corporate Federal income tax rate. Differences between the Company's effective income tax rate and the U.S. statutory rate of 21% and 35% in 2018 and 2017, respectively, are due primarily to tax-exempt interest earned on invested assets and stock-based compensation. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Income from discontinued operations net of tax increased to $317 from $187 in the prior year period. The $317 of income from discontinued operations in the first half of 2018 was mostly attributable to recognizing additional retained tax benefits from the sale of the Talcott Resolution life and annuity run-off business and the reclassification of $193 of stranded tax effects from AOCI to retained earnings related to the sale of Talcott Resolution, both of which reduced the estimated loss on sale. The reclassification of stranded tax effects resulted in a corresponding increase in AOCI related to the assets held for sale. For more information on the reclassification of stranded tax effects, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements. Refer to the Corporate category MD&A discussion for more information about operating earnings from the Talcott Resolution life and annuity run-off business held for sale recognized up until the sale closed on May 31, 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT RESULTS

Composition of Invested Assets
	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$36,194	79.3%	$36,964	81.9%
Fixed maturities, at fair value using the fair value option ("FVO")	36	0.1%	41	0.1%
Equity securities, at fair value [1]	1,003	2.2%
Equity securities, AFS, at fair value [1]			1,012	2.3%
Mortgage loans	3,355	7.3%	3,175	7.0%
Limited partnerships and other alternative investments	1,670	3.7%	1,588	3.5%
Other investments [2]	94	0.2%	96	0.2%
Short-term investments	3,296	7.2%	2,270	5.0%
Total investments	$45,648	100.0%	$45,146	100.0%

[1]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of June 30, 2018.

[2]	Primarily relates to derivative instruments.
June 30, 2018 compared to December 31, 2017
Total investments increased primarily due to an increase in short-term investments offset by a decrease in fixed maturities, AFS.

Fixed maturities, AFS decreased primarily due to a decrease in valuations due to higher interest rates and wider credit spreads.
Short-term investments increased largely due to proceeds from the sale of Talcott Resolution, partially offset by a decline in the Company's securities lending agreements.

Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$358	3.9%	$326	4.0%	$707	3.9%	$645	4.0%
Equity securities	6	2.4%	5	2.6%	12	2.4%	10	2.4%
Mortgage loans	34	4.2%	30	4.1%	67	4.2%	60	4.1%
Limited partnerships and other alternative investments	39	9.5%	39	10.1%	112	14.3%	97	13.0%
Other [3]	9		11		17		26
Investment expense	(18)		(16)		(36)		(33)
Total net investment income	$428	3.9%	$395	4.1%	$879	4.1%	$805	4.2%
Total net investment income excluding limited partnerships and other alternative investments	$389	3.7%	$356	3.8%	$767	3.7%	$708	3.8%

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
Three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017
Total net investment income increased primarily due to higher income from fixed maturities as a result of higher asset levels driven by the acquisition of Aetna's U.S. group life and disability business. In addition, for the six month period, total net investment income increased due to limited partnerships and other alternative investments as a result of higher returns on private equity investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was 3.7% for the six months ended June 30, 2018 and 3.8% for the same period in 2017. Excluding non-routine items, which primarily include prepayment penalties on mortgage loans and

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

make-whole payments on fixed maturities, the annualized investment income yield was 3.6% for the six months ended June 30, 2018, down from 3.7% for the same period in 2017.
New money yield excluding certain U.S. Treasury securities and cash equivalent securities for the six months ended June 30, 2018, was approximately 3.9% which was above the average yield of sales and maturities of 3.5% for the same period. For the six months ended June 30, 2018, the average reinvestment rate of 3.9% increased from 3.5% for the six month period in 2017, due to higher interest rates.
Though new money rates have risen, as investment income in 2018 will include the lower yield on Aetna group life and disability assets that were recorded at current yields as of the November 1, 2017 acquisition date, we expect the annualized net investment income yield for the 2018 calendar year, excluding limited partnerships and other alternative investments, to approximate the portfolio yield earned in 2017 though it could be higher depending on the level of non-routine income and if reinvestment rates stay above the sales/maturity yield. The estimated impact on net investment income yield is subject to change as the composition of the portfolio changes through portfolio management and changes in market conditions.

Net Realized Capital Gains
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2018	2017	2018	2017
Gross gains on sales	$46	$77	$65	$138
Gross losses on sales	(31)	(22)	(88)	(68)
Equity securities [1]	26	—	42	—
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [2]	—	(2)	—	(3)
Transactional foreign currency revaluation	—	8	1	14
Non-qualifying foreign currency derivatives	4	(7)	1	(14)
Other, net [3]	7	1	1	12
Net realized capital gains	$52	$55	$22	$79

[1]	Effective January 1, 2018, with adoption of new accounting standards for equity securities at fair value, includes all changes in fair value and trading gains and losses for equity securities.

[2]	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[3]	Primarily consists of changes in value of non-qualifying derivatives and including credit derivatives.
Three and six months ended June 30, 2018
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate securities, U.S. treasury securities, and tax-exempt municipal bonds as well as the sale of a private real estate investment.
Equity securities net gains were driven by sales and appreciation of equity securities due to higher equity market levels and tactical repositioning.
Other, net gains for the three month period were primarily due to gains of $8 on interest rate derivatives due to an increase in interest rates.
Three and six months ended June 30, 2017
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate securities, equity securities, residential mortgage-backed securities ("RMBS") and U.S. treasury securities.
Other, net gains for the six month period were primarily due to gains of $8 on credit derivatives as a result of credit spread tightening and gains of $3 on interest rate derivatives used to manage duration.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2017 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2018.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense ("LAE") Reserves of $19,859, Net of Reinsurance, by Segment as of June 30, 2018

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2018

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$18,893	$2,294	$2,588	$23,775
Reinsurance and other recoverables	3,147	71	739	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,948	1,123	—	3,071
Current accident year ("CAY") catastrophes	143	148	—	291
Prior accident year development ("PYD")	(92)	(3)	16	(79)
Total provision for unpaid losses and loss adjustment expenses	1,999	1,268	16	3,283
Less: payments	1,784	1,331	127	3,242
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,961	2,160	1,738	19,859
Reinsurance and other recoverables	3,059	22	691	3,772
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$19,020	$2,182	$2,429	$23,631
Earned premiums and fee income	$3,473	$1,735
Loss and loss expense paid ratio [1]	51.4	76.7
Loss and loss expense incurred ratio	57.8	73.9
Prior accident year development (pts) [2]	(2.7)	(0.2)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Current Accident Year Catastrophe Losses for the Six Months Ended June 30, 2018, Net of Reinsurance

	Commercial Lines	Personal Lines	Total
Wind and hail	$83	$123	$206
Winter storms	59	22	81
Flooding	1	1	2
Volcanic eruption	—	2	2
Total catastrophe losses	$143	$148	$291

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2018

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(48)	$—	$—	$(48)
Workers’ compensation discount accretion	10	—	—	10
General liability	20	—	—	20
Package business	(15)	—	—	(15)
Commercial property	1	—	—	1
Professional liability	6	—	—	6
Bond	—	—	—	—
Automobile liability	(5)	—	—	(5)
Homeowners	—	(1)	—	(1)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(44)	13	—	(31)
Uncollectible reinsurance	—	—	11	11
Other reserve re-estimates, net	2	(2)	5	5
Total prior accident year development	$(73)	$10	$16	$(47)

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(73)	$—	$—	$(73)
Workers’ compensation discount accretion	20	—	—	20
General liability	28	—	—	28
Package business	(7)	—	—	(7)
Commercial property	(12)	—	—	(12)
Professional liability	8	—	—	8
Bond	—	—	—	—
Automobile liability	(10)	—	—	(10)
Homeowners	—	(13)	—	(13)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(52)	18	—	(34)
Uncollectible reinsurance	—	—	11	11
Other reserve re-estimates, net	6	(8)	5	3
Total prior accident year development	$(92)	$(3)	$16	$(79)
Workers’ compensation reserves were reduced in small commercial and middle market, primarily for accident years 2011 to 2015, as both claim frequency and medical claim severity have emerged favorably compared to previous reserve estimates.
General liability reserves were increased, primarily due to an increase in reserves for higher hazard general liability exposures in middle market for accident years 2009 to 2017, partially offset by a decrease in reserves for other lines within middle market, including premises and operations, umbrella and products liability, principally for accident years 2015 and prior. Contributing to the increase in reserves for higher hazard general liability exposures was an increase in large losses and, in more recent accident years, an increase in claim frequency.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Contributing to the reduction in reserves for other middle market lines were more favorable outcomes due to initiatives to reduce legal expenses. In addition, reserve increases for claims with lead paint exposure were offset by reserve decreases for other mass torts and extra-contractual liability claims.
Commercial property reserves were reduced, driven by an increase in estimated reinsurance recoverables on middle market property losses from the 2017 accident year.
Automobile liability reserves were reduced, primarily driven by reduced estimates of loss adjustment expenses in small commercial for recent accident years.

Homeowners reserves were reduced, primarily in accident years 2013 to 2017, driven by lower than expected severity across multiple perils.
Catastrophe reserves were reduced, primarily as a result of lower estimated net losses from 2017 catastrophes, principally related to hurricanes Harvey and Irma. Before reinsurance, estimated losses for 2017 catastrophe events decreased by $123 in the six months ended June 30, 2018, resulting in a decrease in reinsurance recoverables of $90 as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty as aggregate ultimate losses for 2017 catastrophe events are now projected to be less than $850.
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$17,950	$2,094	$2,501	$22,545
Reinsurance and other recoverables	3,037	25	426	3,488
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,962	1,296	—	3,258
Current accident year catastrophes	134	171	—	305
Prior accident year development	15	(14)	1	2
Total provision for unpaid losses and loss adjustment expenses	2,111	1,453	1	3,565
Less: payments	1,737	1,431	133	3,301
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,287	2,091	1,943	19,321
Reinsurance and other recoverables	3,083	24	401	3,508
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$18,370	$2,115	$2,344	$22,829
Earned premiums and fee income	$3,427	$1,886
Loss and loss expense paid ratio [1]	50.7	75.9
Loss and loss expense incurred ratio	61.9	78.0
Prior accident year development (pts) [2]	0.4	(0.8)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Current Accident Year Catastrophe Losses for the Six Months Ended June 30, 2017, Net of Reinsurance

	Commercial Lines	Personal Lines	Total
Wind and hail	$133	$168	$301
Winter storms	1	3	4
Total catastrophe losses	$134	$171	$305

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation discount accretion	8	—	—	8
Commercial property	(7)	—	—	(7)
Catastrophes	(2)	(8)	—	(10)
Other reserve re-estimates, net	1	(2)	—	(1)
Total prior accident year development	$—	$(10)	$—	$(10)

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2017
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(20)	$—	$—	$(20)
Workers’ compensation discount accretion	16	—	—	16
General liability	10	—	—	10
Commercial property	(6)	—	—	(6)
Bond	(10)	—	—	(10)
Automobile liability	20	—	—	20
Catastrophes	(2)	(11)	—	(13)
Other reserve re-estimates, net	7	(3)	1	5
Total prior accident year development	$15	$(14)	$1	$2
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
Catastrophe reserves were reduced primarily due to lower estimates of 2016 wind and hail event losses and a decrease in losses on a 2015 wildfire.

P&C Other Operations Total Reserves, Net of Reinsurance
Asbestos and Environmental Reserves
Reserves for asbestos and environmental ("A&E") are primarily within P&C Other Operations with less significant amounts of A&E reserves included within Commercial Lines and Personal Lines. The following tables include all A&E reserves, including

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

reserves in P&C Other Operations and Commercial Lines and Personal Lines.
Asbestos and Environmental Net Reserves

	Asbestos	Environmental
June 30, 2018
Property and Casualty Other Operations	$1,055	$169
Commercial Lines and Personal Lines	70	54
Ending liability — net	$1,125	$223
December 31, 2017
Property and Casualty Other Operations	$1,143	$182
Commercial Lines and Personal Lines	72	55
Ending liability — net	$1,215	$237
Property & Casualty Reserves Asbestos and Environmental Summary as of June 30, 2018

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,306	$309	$1,615
Assumed Reinsurance	409	45	454
Total	1,715	354	2,069
Ceded - other than National Indemnity Company ("NICO")	(407)	(29)	(436)
Ceded - NICO adverse development cover ("ADC ")	(183)	(102)	(285)
Net	$1,125	$223	$1,348

Rollforward of Asbestos and Environmental Losses and LAE for the Six Months Ended June 30, 2018 and June 30, 2017

	Asbestos	Environmental
2018
Beginning liability—net	$1,215	$237
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	90	14
Reclassification of allowance for uncollectible reinsurance	—	—
Ending liability – net	$1,125	$223
2017
Beginning liability—net	$1,363	$292
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	76	33
Reclassification of allowance for uncollectible reinsurance [1]	1	—
Ending liability – net	$1,288	$259
[1]Related to the reclassification of an allowance for uncollectible reinsurance from the "All Other" category of P&C Other Operations reserves.
The Company classifies its A&E reserves into two categories: Direct and Assumed Reinsurance.

•	Direct Insurance- includes primary and excess coverage. Of the two categories of claims, direct policies tend to have the greatest factual development from which to estimate the Company’s exposures.

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

Adverse Development Cover
Effective December 31, 2016, the Company entered into an A&E ADC reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., to reduce uncertainty about potential adverse development. Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion.  The $650 reinsurance premium was placed in a collateral trust account as security for NICO’s claim payment obligations to the Company. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

certain conditions. The ADC covers substantially all the Company’s A&E reserve development up to the reinsurance limit.
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016, will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain.  The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings.
As of June 30, 2018, the Company has incurred a cumulative $285 in adverse development on A&E reserves that have been ceded under the ADC treaty with NICO, leaving approximately $1.2 billion of coverage available for future adverse net reserve development, if any.
Net and Gross Survival Ratios
Net and Gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e. survive) if future annual payments were consistent with the calculated historical average.
The survival ratios shown below are calculated for the one and three year periods ended June 30, 2018. The net basis survival ratio has been materially affected by the ADC entered into between the Company and NICO. The Company cedes adverse A&E development in excess of its December 31, 2016 net carried reserves of $1.7 billion to NICO up to a limit of $1.5 billion. Since December 31, 2016, net reserves for A&E have been declining as the Company has had no net incurred losses but continues to pay down net loss reserves. This has the effect of reducing the one- and three-year net survival ratios shown in the table below. For asbestos, the table also presents the three-year net survival ratios excluding the effect of the PPG Industries, Inc. ("PPG") settlement in 2016. For further discussion of the PPG settlement, see Part II, Item 7 MD&A, Critical Accounting Estimates, Annual Reserves Reviews section in the Company’s 2017 Form 10-K Annual Report.
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio	7.0	6.2
Three year net survival ratio- excluding PPG settlement	6.8	4.5
One year gross survival ratio	7.6	6.9
Three year gross survival ratio - excluding PPG settlement	8.0	5.9

Asbestos and Environmental Paid and Incurred Losses and LAE Development for the Six Months Ended June 30, 2018

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross	$123	$—	$25	$—
Ceded- other than NICO	(33)	—	(11)	—
Ceded - NICO ADC	—	—	—	—
Net	$90	$—	$14	$—
Annual Reserve Reviews
Review of Asbestos Reserves
In 2018, the Company expects to perform its regular comprehensive annual review of asbestos reserves in the fourth quarter.
As part of its evaluation in the fourth quarter of 2017, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts. Based on this evaluation, the Company increased its net asbestos reserves for prior year development by $183 in the fourth quarter of 2017 which was offset by $183 of ceded losses under the ADC agreement.
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
2017 Reserve Reviews
For a discussion of the Company's 2017 comprehensive annual review of A&E reserves, see Part II, Item 7 MD&A, Critical Accounting Estimates, Annual Reserves Reviews section in the Company’s 2017 Form 10-K Annual Report.
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for A&E reserves before considering the effect of the reinsurance agreement with NICO, including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment, resolution of coverage disputes with our policyholders and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for A&E adds a greater degree of

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

variability to these reserve estimates than reserve estimates for more traditional exposures.
As of June 30, 2018 , the Company reported $1.1 billion of net asbestos reserves and $223 of net environmental reserves. The Company believes that its current A&E reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its A&E reserves. As discussed above, the effect of these changes could be material to the Company's liquidity and, if cumulative adverse development subsequent to December 31, 2016 exceeded $650, the effect of the changes could be material to the Company's consolidated operating results. The process of estimating A&E reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2017 Form 10-K Annual Report.
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
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and certain tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of June 30, 2018, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of June 30, 2018 and December 31, 2017, the Company had no valuation allowance. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax assets.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Written premiums	$1,734	$1,706	2%	$3,585	$3,527	2%
Change in unearned premium reserve	(11)	(14)	21%	129	119	8%
Earned premiums	1,745	1,720	1%	3,456	3,408	1%
Fee income	8	9	(11%)	17	19	(11%)
Losses and loss adjustment expenses
Current accident year before catastrophes	977	994	(2%)	1,948	1,962	(1%)
Current accident year catastrophes [1]	74	63	17%	143	134	7%
Prior accident year development [1]	(73)	—	NM	(92)	15	NM
Total losses and loss adjustment expenses	978	1,057	(7%)	1,999	2,111	(5%)
Amortization of deferred policy acquisition costs	259	252	3%	516	501	3%
Underwriting expenses	336	324	4%	660	647	2%
Amortization of other intangible assets	1	—	NM	1	—	NM
Dividends to policyholders	6	3	100%	10	7	43%
Underwriting gain	173	93	86%	287	161	78%
Net servicing income	1	1	—%	1	1	—%
Net investment income [2]	242	240	1%	500	483	4%
Net realized capital gains [2]	42	32	31%	34	43	(21%)
Other income (expenses)	(3)	—	NM	(1)	1	NM
Income before income taxes	455	366	24%	821	689	19%
Income tax expense [3]	83	108	(23%)	151	200	(25%)
Net income	$372	$258	44%	$670	$489	37%

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Premium Measures [1]

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New business premium	$318	$277	$655	$590
Standard commercial lines policy count retention	81%	83%	82%	84%
Standard commercial lines renewal written price increase	3.1%	3.4%	2.8%	3.3%
Standard commercial lines renewal earned price increase	3.2%	2.7%	3.2%	2.5%
Standard commercial lines policies in-force as of end of period (in thousands)			1,330	1,344

[1]
Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude Maxum, higher hazard general liability in middle market and livestock lines of business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.0	57.8	(1.8)	56.4	57.6	(1.2)
Current accident year catastrophes	4.2	3.7	0.5	4.1	3.9	0.2
Prior accident year development	(4.2)	—	(4.2)	(2.7)	0.4	(3.1)
Total loss and loss adjustment expense ratio	56.0	61.5	(5.5)	57.8	61.9	(4.1)
Expense ratio	33.7	33.0	0.7	33.6	33.1	0.5
Policyholder dividend ratio	0.3	0.2	0.1	0.3	0.2	0.1
Combined ratio	90.1	94.6	(4.5)	91.7	95.3	(3.6)
Current accident year catastrophes and prior year development	—	3.7	(3.7)	1.4	4.3	(2.9)
Underlying combined ratio	90.0	90.9	(0.9)	90.2	90.9	(0.7)
Net Income
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Net income increased for the three months ended June 30, 2018 due to a higher underwriting gain, a lower corporate Federal income tax rate and, to a lesser extent, an increase in net realized capital gains. (For further discussion of investment results, see MD&A - Investment Results)
Net income increased for the six months ended June 30, 2018 due to a higher underwriting gain, a lower corporate Federal income tax rate and, to a lesser extent, an increase in net investment income, partially offset by a decrease in net realized capital gains. (For further discussion of investment results, see MD&A - Investment Results)

Underwriting Gain
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Underwriting gain increased for the three months ended June 30, 2018 primarily due to favorable prior accident year development in the second quarter of 2018, and lower current accident year loss and loss adjustment expenses before catastrophes, primarily related to lower property loss costs, partially offset by higher current accident year catastrophes and higher underwriting expenses.
Underwriting gain increased for the six months ended June 30, 2018 primarily due to a change from unfavorable prior accident year development in 2017 to favorable development in 2018 and lower current accident year loss and loss adjustment expenses before catastrophes, primarily related to lower loss costs for property, automobile and general liability, partially offset by higher current accident year catastrophes and higher underwriting expenses.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
[1]Other of $12 and $11 for the three months ended June 30, 2017, and 2018, respectively, and $24 and $23 for the six months ended June 30, 2017, and 2018, respectively, is included in the total.
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Earned premiums increased for the three and six months ended June 30, 2018 reflecting written premium growth over the preceding twelve months.
Written premiums increased for the three and six months ended June 30, 2018 due to growth in middle market and specialty commercial, partially offset by a decline in small commercial for the three month period.

•
Small commercial written premium declined for the three months ended June 30, 2018 primarily due to lower renewal premium, partially offset by higher new business premium. For the six month period, the increase in new business premium offset the decline in renewal premium. For both the three and six month periods, the decline in renewal premium was driven by lower audit premium and the effect of lower policy retention, partially offset by renewal written price increases.

•	Middle market written premium growth for both the three and six month periods was primarily due to strong new business growth in workers compensation.

•	Specialty commercial written premium growth for both the three and six month periods was driven by growth in bond and financial products.
Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Loss and LAE ratio before catastrophes and prior accident year development decreased for the three months ended June 30, 2018 primarily due to lower commercial property losses in small commercial and middle market and a lower loss and loss adjustment expense ratio in general liability, partially offset by a higher loss and loss adjustment expense ratio in workers compensation.
Loss and LAE ratio before catastrophes and prior accident year development decreased for the six months ended June 30, 2018 primarily due to lower commercial property losses in small commercial and middle market and lower loss and loss adjustment expense ratios in both automobile and general liability.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Current accident year catastrophe losses totaled $74, before tax, for the three months ended June 30, 2018, compared to $63, before tax, for the three months ended June 30, 2017. Catastrophe losses for the three months ended June 30, 2018 were primarily due to wind and hail events in Colorado as well as wind and thunderstorm events across the

Midwest, South and Mid-Atlantic. Catastrophe losses for the three months ended June 30, 2017 were primarily due to wind and hail events in the Midwest, Texas and Colorado.
Current accident year catastrophe losses totaled $143, before tax, for the six months ended June 30, 2018, compared to $134, before tax, for the six months ended June 30, 2017. Catastrophe losses for the six months ended June 30, 2018 were primarily due to multiple wind and hail events in Colorado, the Midwest, South and Mid-Atlantic as well as winter storms on the east coast. Catastrophe losses for the six months ended June 30, 2017 were primarily due to wind and hail events in the Midwest, Colorado, Texas and the Southeast.
Prior accident year development was a net favorable $73 for the three months ended June 30, 2018, compared with no net prior accident year development for the three months ended June 30, 2017, and was a net favorable $92 for the six months ended June 30, 2018 compared to unfavorable prior accident year development of $15, before tax, for the six months ended June 30, 2017. Net reserve decreases for the three months ended June 30, 2018 were primarily related to decreases in reserves for workers' compensation and the 2017 hurricanes, partially offset by an increase in reserves for general liability. Estimated losses for 2017 catastrophe events in Commercial Lines decreased by $75 and $93 in the three and six months ended June 30, 2018, respectively, resulting in a decrease in reinsurance recoverables of $29 and $43 in the three and six months ended June 30, 2018, respectively, as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty.
For the three months ended June 30, 2017, a reduction of commercial property and catastrophe reserves was offset by workers’ compensation discount accretion.
Net reserve increases for the six months ended June 30, 2017 were primarily related to commercial automobile liability and general liability, largely offset by a decrease in reserves for bond.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Written premiums	$857	$925	(7%)	$1,664	$1,814	(8%)
Change in unearned premium reserve	1	(5)	120%	(51)	(50)	(2%)
Earned premiums	856	930	(8%)	1,715	1,864	(8%)
Fee income	10	11	(9%)	20	22	(9%)
Losses and loss adjustment expenses
Current accident year before catastrophes	557	652	(15%)	1,123	1,296	(13%)
Current accident year catastrophes [1]	114	92	24%	148	171	(13%)
Prior accident year development [1]	10	(10)	NM	(3)	(14)	79%
Total losses and loss adjustment expenses	681	734	(7%)	1,268	1,453	(13%)
Amortization of DAC	70	79	(11%)	141	160	(12%)
Underwriting expenses	156	140	11%	299	277	8%
Amortization of other intangible assets	1	1	—%	2	2	—%
Underwriting gain (loss)	(42)	(13)	NM	25	(6)	NM
Net servicing income [2]	4	4	—%	8	7	14%
Net investment income [3]	37	35	6%	77	71	8%
Net realized capital gains [3]	5	5	—%	5	7	(29%)
Other income (expenses)	1	(1)	NM	—	(2)	100%
Income before income taxes	5	30	(83%)	115	77	49%
Income tax expense (benefit) [4]	(1)	6	(117%)	20	20	—%
Net income	$6	$24	(75%)	$95	$57	67%

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

[2]
Includes servicing revenues of $23 and $42 for the three and six months ended June 30, 2018, respectively, and $23 and $42 for the three and six months ended June 30, 2017, respectively. Includes servicing expenses of $19 and $34 for the three and six months ended June 30, 2018, respectively, and $19 and $35 for the three and six months ended June 30, 2017, respectively.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results.

[4]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2018	2017	Change	2018	2017	Change
Product Line
Automobile	$586	$638	(8%)	$1,167	$1,283	(9%)
Homeowners	271	287	(6%)	497	531	(6%)
Total	$857	$925	(7%)	$1,664	$1,814	(8%)
Earned Premiums
Product Line
Automobile	$596	$652	(9%)	$1,196	$1,306	(8%)
Homeowners	260	278	(6%)	519	558	(7%)
Total	$856	$930	(8%)	$1,715	$1,864	(8%)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2018	2017	2018	2017
Policies in-force end of period (in thousands)
Automobile			1,589	1,839
Homeowners			978	1,109
New business written premium
Automobile	$42	$38	$79	$80
Homeowners	$11	$12	$20	$24
Policy count retention
Automobile	82%	81%	81%	82%
Homeowners	84%	83%	83%	82%
Renewal written price increase
Automobile	8.2%	10.4%	8.9%	10.4%
Homeowners	10.4%	9.1%	10.0%	9.0%
Renewal earned price increase
Automobile	10.4%	9.1%	10.5%	8.7%
Homeowners	9.2%	8.5%	9.1%	8.3%
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2018	2017	Change	2018	2017	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.1	70.1	(5.0)	65.5	69.5	(4.0)
Current accident year catastrophes	13.3	9.9	3.4	8.6	9.2	(0.6)
Prior year development	1.2	(1.1)	2.3	(0.2)	(0.8)	0.6
Total loss and loss adjustment expense ratio	79.6	78.9	0.7	73.9	78.0	(4.1)
Expense ratio	25.4	22.5	2.9	24.6	22.4	2.2
Combined ratio	104.9	101.4	3.5	98.5	100.3	(1.8)
Current accident year catastrophes and prior year development	14.5	8.8	5.7	8.4	8.4	—
Underlying combined ratio	90.4	92.6	(2.2)	90.1	91.9	(1.8)
Product Combined Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Automobile
Combined ratio	99.7	100.8	(1.1)	96.4	99.1	(2.7)
Underlying combined ratio	96.5	99.1	(2.6)	95.4	97.8	(2.4)
Homeowners
Combined ratio	117.8	103.4	14.4	103.8	103.4	0.4
Underlying combined ratio	76.4	77.6	(1.2)	77.7	78.2	(0.5)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Net income in 2018 decreased for the three month period, primarily due to a larger underwriting loss, partially offset by a lower Federal income tax rate and, to a lesser extent, higher net investment income. Net income for the six month period increased, primarily due to a higher underwriting gain, a lower Federal income tax rate and higher net investment income.
Underwriting Gain (Loss)
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Underwriting loss increased in three months ended June 30, 2018 primarily due to higher current accident year catastrophe losses, a change to unfavorable prior accident year development related to catastrophes, higher expenses and the effect of lower earned premium. These effects were partially offset by lower current accident year loss and loss adjustment expense ratios before catastrophes in both automobile and homeowners. The increase in expenses was largely driven by an increase in direct marketing spending to generate new business. For the six month period, underwriting gain (loss) improved, primarily due to a lower current accident year loss and loss adjustment expense ratio before catastrophes for both automobile and homeowners and lower current accident year catastrophes, partially offset by less favorable prior accident year development, higher expenses, and the effect of a decline in earned premium.
Earned Premiums
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Earned premiums decreased in 2018, reflecting a decline in written premium over the prior six to twelve months in both agency channels and in AARP Direct.
Written premiums decreased in 2018 in both agency channels and in AARP Direct primarily due to not generating enough new business to offset the loss of non-renewed premium.
Renewal written pricing increases in 2018 were higher in homeowners and have moderated in automobile with high single-digit price increases in automobile and low double-digit price increases in homeowners driven by actions taken to improve profitability.
Policy count retention increased in 2018 in automobile in the three month period as renewal written pricing increases moderated. Policy count retention in homeowners increased for both the three and six month periods in 2018 despite higher renewal written price increases.
Policies in-force decreased in 2018 in both automobile and homeowners, driven by low new business and low policy count retention.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Loss and LAE ratio before catastrophes and prior accident year development decreased in both the three and six month periods in 2018, primarily due to the effect of earned pricing increases in both the automobile and homeowners lines and lower non-catastrophe weather-related homeowners loss costs.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Current accident year catastrophe losses for three months ended June 30, 2018 were from catastrophe events across the country including multiple wind and hail events in Colorado as well as wind and thunderstorm events in the Northeast, Midwest and South. Catastrophe losses for three months ended June 30, 2017 were primarily due to multiple wind and hail events across various U.S. geographic regions, concentrated in Colorado, Texas, and the Midwest. Catastrophe losses for the six months ended June 30, 2018 included multiple wind and hail events across the Great Plains, Midwest, South, and Northeast as well as from east coast winter storms. Catastrophe losses for the six months ended June 30, 2017 were primarily due to multiple wind and hail events across various geographic regions, concentrated in Texas, Colorado, the Midwest and the Southeast.
Prior accident year development was unfavorable in the three months ended June 30, 2018 primarily due to net increases in reserves for prior accident year catastrophes. Prior accident year development for the six months ended June 30, 2018 included decreases in reserves for homeowners partially offset by increases in reserves for prior accident year catastrophes. Estimated losses for 2017 catastrophe events in Personal Lines decreased by $27 and $30 in the three and six

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

months ended June 30, 2018, respectively, resulting in a decrease in reinsurance recoverables of $40 and $47 in the three and six months ended June 30, 2018, respectively, as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty. Prior accident year development for the three and six month periods in 2017 primarily included a decrease in reserves for catastrophes.

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Losses and loss adjustment expenses
Prior accident year development [1]	16	—	NM	$16	$1	NM
Total losses and loss adjustment expenses	16	—	NM	16	1	NM
Underwriting expenses	3	3	—%	6	8	(25%)
Underwriting loss	(19)	(3)	NM	(22)	(9)	(144%)
Net investment income [2]	22	27	(19%)	46	58	(21%)
Net realized capital gains [2]	3	5	(40%)	2	9	(78%)
Other income	—	—	—%	—	2	(100%)
Income before income taxes	6	29	(79%)	26	60	(57%)
Income tax expense [3]	1	9	(89%)	4	16	(75%)
Net income	$5	$20	(75%)	$22	$44	(50%)
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Net Income for the three and six months ended June 30, 2018 decreased, as compared to prior year periods, primarily due to prior accident year reserve increases for certain mass torts and the allowance for uncollectible reinsurance as well as lower net investment income.
Underwriting loss decreased for the three and six months ended June 30, 2018 primarily due to an increase in unfavorable prior accident year development.
A&E comprehensive annual reserve reviews will occur in the fourth quarter of 2018. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Premiums and other considerations	$1,401	$824	70%	$2,802	$1,659	69%
Net investment income [1]	115	88	31%	236	183	29%
Net realized capital gains (losses) [1]	2	13	(85%)	(23)	21	NM
Total revenues	1,518	925	64%	3,015	1,863	62%
Benefits, losses and loss adjustment expenses	1,059	628	69%	2,144	1,279	68%
Amortization of DAC	11	8	38%	21	16	31%
Insurance operating costs and other expenses	317	193	64%	638	413	54%
Amortization of other intangible assets	16	—	NM	33	—	NM
Total benefits, losses and expenses	1,403	829	69%	2,836	1,708	66%
Income before income taxes	115	96	20%	179	155	15%
Income tax expense [2]	19	27	(30%)	29	41	(29%)
Net income	$96	$69	39%	$150	$114	32%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results.

[2]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Fully insured – ongoing premiums	$1,352	$802	69%	$2,709	$1,607	69%
Buyout premiums	5	3	67%	5	14	(64%)
Fee income	44	19	132%	88	38	132%
Total premiums and other considerations	$1,401	$824	70%	$2,802	$1,659	69%
Fully insured ongoing sales, excluding buyouts	$85	$67	27%	$539	$278	94%

Ratios, Excluding Buyouts
	Three Months Ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Group disability loss ratio	74.3%	78.9%	(4.6)	74.6%	80.9%	(6.3)
Group life loss ratio	77.4%	74.2%	3.2	79.2%	73.6%	5.6
Total loss ratio	75.5%	76.1%	(0.6)	76.5%	76.9%	(0.4)
Expense ratio [1]	23.9%	24.5%	(0.6)	23.9%	26.1%	(2.2)
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Margin
	Three Months Ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Net income margin	6.3%	7.5%	(1.2)	5.0%	6.2%	(1.2)
Less: Net realized capital gains (losses) excluded from core earnings, after tax	(0.1%)	0.8%	(0.9)	(0.7%)	0.7%	(1.4)
Less: Integration and transaction costs associated with acquired business, after tax	(0.5%)	—%	(0.5)	(0.5%)	—%	(0.5)
Core earnings margin	6.9%	6.7%	0.2	6.2%	5.5%	0.7
Net Income
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Net income increased for the three month period, primarily due to higher investment income, higher premium and other considerations and a lower loss ratio, partially offset by lower net realized capital gains, amortization of intangible assets, and higher insurance operating costs and other expenses, including integration costs related to the acquisition of Aetna's U.S. group life and disability business in November 2017. For the six months ended June 30, 2018 net income increased due to higher net investment income, higher premium and other considerations and lower loss ratio, partially offset by a change to net realized capital losses, amortization of intangible assets, and higher insurance operating costs and other expenses, including integration costs related to the acquisition of Aetna's U.S. group life and disability business in November 2017.
Insurance operating costs and other expenses for the three month period increased 64% primarily due to the acquisition of Aetna's U.S. group life and disability business and integration expenses. For the six months ended June 30, 2018, operating costs and other expenses increased 54% primarily due to the acquisition of Aetna's U.S. group life and disability business and integration expenses, partially offset by state guaranty fund assessments incurred in the first quarter 2017 related to the liquidation of a life and health insurance company.

Fully Insured Ongoing Premiums
[1] Other of $51 and $59 is included in the three months ended June 30, 2017, and 2018, respectively, and $106 and $119 for the six months ended June 30, 2017, and 2018, respectively is included in the total.
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Fully insured ongoing premiums increased 69% for the three and six months ended June 30, 2018 driven primarily by the acquisition of Aetna's U.S. group life and disability business, sales in excess of cancellations, strong group life and disability persistency and premium from the New York Paid Family Leave product.
Fully insured ongoing sales, excluding buyouts for the three and six months ended June 30, 2018 increased 27% and 94%, respectively, primarily due to new business generated by our larger combined sales force following the acquisition of Aetna's U.S. group life and disability business. Excluding the impact of the acquisition, the Company saw an increase in the sale of voluntary products and fully insured sales in disability in 2018 due, in part, to the addition of a new New York Paid Family Leave product.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Total loss ratio decreased 0.6 points and 0.4 points respectively for the three and six month period ending June 30, 2018 reflecting a lower group disability loss ratio, partially offset by a higher group life loss ratio.  The group life loss ratio increased 3.2 points for the three month period and 5.6 points for the six month period driven by the higher loss ratios associated with the business from the Aetna acquisition and higher mortality, primarily in the first quarter of 2018.  Partially offsetting the higher mortality was lower than expected claim incidence related to prior incurral years on group life and accidental death and dismemberment claims. The group disability loss ratio decreased 4.6 points for the three month period and 6.3 points for the six month period primarily  due to declining incidence and continued strong recoveries driving favorable development on prior incurral year reserves, as well as modest price increases.  In addition, the group disability loss ratio improved as a result of a lower discount accretion on reserves acquired with Aetna's group disability business.
Expense ratio decreased 0.6 points for the three months ended June 30, 2018. The decline is driven by a greater mix of lower commission national accounts business due to the acquisition of Aetna's U.S. group life and disability business and higher revenues to cover fixed costs, partially offset by intangible asset amortization incurred in 2018. For the six months ended June 30, 2018, the expense ratio decreased 2.2 points. Of the decline, 1.2 points is driven by state guaranty fund assessments in 2017 related to the liquidation of a life and health insurance company. The remaining 1.0 point decline is driven by a greater mix of lower commission national accounts business due to the acquisition of Aetna's U.S. group life and disability business and higher revenues to cover fixed costs, partially offset by intangible asset amortization incurred in 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MUTUAL FUNDS
Results of Operations
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Fee income and other revenue	$261	$247	6%	$519	$484	7%
Net investment income	1	—	NM	2	1	100%
Net realized capital losses	(1)	—	NM	(1)	—	NM
Total revenues	261	247	6%	520	485	7%
Amortization of DAC	4	5	(20%)	8	11	(27%)
Operating costs and other expenses [1]	211	204	3%	423	401	5%
Total benefits, losses and expenses	215	209	3%	431	412	5%
Income before income taxes	46	38	21%	89	73	22%
Income tax expense	9	14	(36%)	18	26	(31%)
Net income	$37	$24	54%	$71	$47	51%

Daily average total Mutual Funds segment AUM	$117,070	$105,625	11%	$117,184	$103,382	13%
Return on Assets ("ROA") [2]
Net income	12.6	9.2	37%	12.2	9.2	33%
Core Earnings	12.8	9.2	39%	12.4	9.2	35%

[1]
Includes distribution costs of $46 and $92 for the three and six months ended June 30, 2017, respectively, that were previously netted against fee income and are now presented gross in insurance operating costs and other expenses.

[2]	Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Mutual Funds Segment AUM

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017 [1]	Change	2018	2017	Change
Mutual Fund and ETP AUM - beginning of period	$99,883	$87,076	15%	$99,090	$81,507	22%
Sales - mutual fund	5,252	6,248	(16%)	11,429	13,466	(15%)
Redemptions - mutual fund	(5,007)	(4,934)	(1%)	(10,700)	(10,819)	1%
Net flows - ETP	228	33	NM	422	55	NM
Net flows - mutual fund and ETP	473	1,347	(65%)	1,151	2,702	(57%)
Change in market value and other	1,309	3,158	(59%)	1,424	7,372	(81%)
Mutual fund and ETP AUM - end of period	101,665	91,581	11%	101,665	91,581	11%
Talcott Resolution life and annuity separate account AUM [2]	15,376	16,098	(4%)	15,376	16,098	(4%)
Total Mutual Funds segment AUM	$117,041	$107,679	9%	$117,041	$107,679	9%
[1]ETP AUM has been combined with mutual fund AUM. Previously ETPs were shown separately.
[2]Represents AUM of the Talcott Resolution life and annuity business sold in May, 2018 that is still managed by the Company's Mutual Funds segment.
Mutual Fund and ETP AUM by Asset Class

	June 30, 2018	June 30, 2017	Change
Equity	$66,285	$58,047	14%
Fixed Income	14,556	14,286	2%
Multi-Strategy Investments [1]	19,894	18,923	5%
Exchange-traded Products	930	325	186%
Mutual Fund and ETP AUM	$101,665	$91,581	11%
[1]Includes balanced, allocation, and alternative investment products.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Net income for both the three and six month periods increased compared to the prior year due to higher investment management fees and other revenue, partially offset by higher variable costs, including sub-advisory and distribution and services expenses. Also contributing to the increase was the effect of a lower corporate Federal income tax rate.

Total Mutual Funds Segment AUM
Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Total Mutual Funds segment AUM increased in 2018 primarily resulting from positive net flows and market appreciation. The increase in Mutual Fund business AUM was partially offset by the continued runoff of AUM still managed by the Company that is related to the Talcott Resolution life and annuity business sold in May, 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Fee income	$4	$—	NM	$6	$1	NM
Other revenue	2	—	NM	2	—	NM
Net investment income	11	5	120%	18	9	100%
Net realized capital gains (losses)	1	—	NM	5	(1)	NM
Total revenues	18	5	NM	31	9	NM
Benefits, losses and loss adjustment expenses [1]	4	—	NM	6	—	NM
Insurance operating costs and other expenses	19	16	19%	34	34	—%
Amortization of other intangible assets	—	—	—%	—	—	—%
Pension settlement	—	750	(100%)	—	750	(100%)
Loss on extinguishment of debt [2]	6	—	NM	6	—	NM
Interest expense [2]	79	79	—%	159	159	—%
Total benefits, losses and expenses	108	845	(87%)	205	943	(78%)
Loss before income taxes	(90)	(840)	89%	(174)	(934)	81%
Income tax benefit [3]	(8)	(293)	97%	(28)	(334)	92%
Loss from continuing operations, net of tax	(82)	(547)	(85%)	(146)	(600)	(76%)
Income from discontinued operations, net of tax	148	112	32%	317	187	70%
Net income (loss)	$66	$(435)	115%	$171	$(413)	141%

[1]	Represents benefits expense on life and annuity business previously underwritten by the Company.

[2]	For discussion of debt, see Note 11 - Debt of Notes to Consolidated Financial Statements.

[3]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Consolidated Financial Statements.
Net Income (Loss)

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Net income for both the three and sixth month periods increased from a net loss in the prior year periods primarily due to a pension settlement charge of $488, after-tax in 2017. The settlement charge related to the purchase of a group annuity contract to transfer $1.6 billion of certain U.S. qualified pension plan liabilities to a third-party. Additionally, there was an increase in income from discontinued operations for both the three and six month periods, partially offset by a lower tax benefit that was principally due to the reduction in the corporate Federal income tax rate and the effect of non-deductible executive compensation. The increase in income from discontinued operations was primarily due to a reduction in loss on sale in 2018. For the three months ended June 30, 2018, the reduction in loss on sale was largely attributable to an increase in the estimated retained net operating loss carryover tax benefits from Talcott Resolution. For the six months ended June 30, 2018, the reduction in loss on sale of Talcott Resolution was primarily due to the increase in retained tax benefits as well as the reclassification to retained earnings of $193 of tax effects stranded in AOCI due to the accounting for Tax Reform. For more information on the reclassification of stranded tax effects, see Note 1 - Basis of Presentation and

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements.
Interest Expense

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Interest expense for both the three and sixth month periods remained unchanged from 2017 to 2018. On March 15, 2018, the Company issued $500 of 4.4% senior notes due March 15, 2048 for net proceeds of approximately $490. The Company used a portion of the net proceeds to repay the Company's $320 of 6.3% notes at maturity. On June 15, 2018, The Hartford completed its previously announced redemption of $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 and recognized a $6 loss on extinguishment of debt for unamortized deferred debt issuance costs.See Note 11 -Debt of Notes to the Condensed Consolidated Financial Statements.

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
Insurance Risk
The Company categorizes its insurance risks across property-

casualty, group benefits and life products. Non-catastrophe insurance risk arises from a number of exposures including property, liability, mortality, morbidity, disability and longevity. Catastrophe risk primarily arises in the property, group life, group disability, and workers' compensation product lines. The Company establishes risk limits to control potential loss and actively monitors the risk exposures as a percent of statutory surplus. The Company also uses reinsurance to transfer insurance risk to well-established and financially secure reinsurers.
Reinsurance as a Risk Management Strategy
The Company uses reinsurance to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that reinsure property and workers' compensation exposures, and individual risk or quota share arrangements, that reinsure losses from specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is used by the Company to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program (“TRIPRA”) and other reinsurance programs relating to particular risks or specific lines of business.
Reinsurance for Catastrophes- The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Primary Catastrophe Treaty Reinsurance Coverages as of June 30, 2018

Coverage	Effective for the period	% of layer(s) reinsurance	Per occurrence limit		Retention
Property losses arising from a single catastrophe event [1] [2]	1/1/2018 to 1/1/2019	89%	$850		$350
Property catastrophe losses from a Personal Lines Florida hurricane	6/1/2018 to 6/1/2019	90%	$96	[3]	$32
Workers compensation losses arising from a single catastrophe event [4]	1/1/2018 to 12/31/2018	80%	$350		$100

[1]	Certain aspects of our principal catastrophe treaty have terms that extend beyond the traditional one year term. While the overall treaty is placed at 89%, each layer's placement varies slightly.

[2]	$100 of the property occurrence treaty can alternatively be used as part of the Property Aggregate treaty referenced below.

[3]
The per occurrence limit on the FHCF treaty is $96 for the 6/1/2018 to 6/1/2019 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in January 2018.

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
Reinsurance for Terrorism- For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by nuclear, biological, chemical or radiological attacks. As such, the Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through TRIPRA to the end of 2020.
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
Reinsurance for A&E Reserve Development- Under an ADC reinsurance agreement, NICO assumes adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s net A&E reserves recorded as of December 31, 2016. Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion. Cumulative ceded losses up to the $650 reinsurance premium paid for the ADC are recognized as a dollar-for-dollar offset to direct losses incurred. As of June 30, 2018, $285 of cumulative incurred A&E losses had been ceded to NICO, leaving approximately $1.2 billion of coverage available for future adverse net reserve development, if any. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, there is a risk that cumulative adverse development of A&E claims could ultimately exceed the $1.5 billion treaty limit in which case all adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these changes could be material to the Company’s consolidated operating results and liquidity.
Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Reinsurance Recoverables

	As of June 30, 2018	As of December 31, 2017
Paid loss and loss adjustment expenses	$116	$84
Unpaid loss and loss adjustment expenses	3,323	3,496
Gross reinsurance recoverables	3,439	3,580
Less: Allowance for uncollectible reinsurance	(115)	(104)
Net reinsurance recoverables	$3,324	$3,476

Group benefits reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
Group Benefits Reinsurance Recoverables

	As of June 30, 2018	As of December 31, 2017
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$241	$236
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$241	$236
[1]No allowance for uncollectible reinsurance is required as of June 30, 2018 and December 31, 2017.
For further explanation of the Company's insurance risk management strategy, see MD&A Enterprise Risk Management Insurance Risk in The Hartford's 2017 Form 10-K Annual Report.
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
As of June 30, 2018, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
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
For the six months ended June 30, 2018, the Company incurred no losses on derivative instruments due to counterparty default.
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
Declines in equity markets may result in losses due to sales or reductions in market value that are recorded within our reported earnings. Declines in equity markets may also decrease the value of limited partnerships and other alternative investments or result in losses on derivatives, including on embedded product derivatives, thereby negatively impacting our reported earnings.
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

Fixed Maturities by Credit Quality
	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$4,765	$4,722	13.0%	$4,492	$4,536	12.3%
AAA	5,919	6,027	16.7%	5,864	6,072	16.4%
AA	6,927	7,096	19.6%	7,467	7,810	21.1%
A	8,767	8,846	24.4%	8,510	8,919	24.1%
BBB	8,197	8,157	22.5%	7,632	7,931	21.5%
BB & below	1,338	1,346	3.8%	1,647	1,696	4.6%
Total fixed maturities, AFS	$35,913	$36,194	100%	$35,612	$36,964	100%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2017, primarily due a decrease in valuations due to higher interest rates and wider credit spreads. Also, municipal bonds were reallocated into corporate bonds and U.S. government agency securities during the period. Fixed maturities,

FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type
	June 30, 2018					December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$878	$4	$(3)	$879	2.4%	$925	$7	$(2)	$930	2.5%
Other	115	—	—	115	0.3%	194	2	—	196	0.5%
Collateralized debt obligations ("CDOs")
CLOs	1,091	1	(3)	1,089	3.0%	1,257	3	—	1,260	3.4%
CMBS
Agency [1]	1,475	10	(34)	1,451	4.0%	1,199	16	(14)	1,201	3.2%
Bonds	1,738	12	(37)	1,713	4.8%	1,726	32	(9)	1,749	4.7%
Interest only (“IOs”)	323	9	(2)	330	0.9%	379	10	(3)	386	1.0%
Corporate
Basic industry	597	13	(13)	597	1.6%	523	28	(1)	550	1.5%
Capital goods	1,087	13	(22)	1,078	3.0%	1,050	44	(4)	1,090	2.9%
Consumer cyclical	947	11	(20)	938	2.6%	857	33	(2)	888	2.4%
Consumer non-cyclical	1,903	16	(52)	1,867	5.2%	1,643	46	(7)	1,682	4.6%
Energy	1,122	19	(25)	1,116	3.1%	1,056	43	(3)	1,096	3.0%
Financial services	3,338	21	(76)	3,283	9.1%	2,722	77	(10)	2,789	7.5%
Tech./comm.	1,626	40	(44)	1,622	4.5%	1,618	87	(9)	1,696	4.6%
Transportation	532	4	(12)	524	1.4%	555	18	—	573	1.6%
Utilities	2,091	55	(65)	2,081	5.7%	2,097	110	(19)	2,188	5.9%
Other	250	—	(7)	243	0.7%	249	4	(1)	252	0.7%
Foreign govt./govt. agencies	1,149	12	(28)	1,133	3.1%	1,071	43	(4)	1,110	3.0%
Municipal bonds
Taxable	581	16	(14)	583	1.6%	537	30	(5)	562	1.5%
Tax-exempt	10,097	492	(30)	10,559	29.2%	11,206	724	(7)	11,923	32.3%
RMBS
Agency	1,517	4	(36)	1,485	4.1%	1,530	10	(4)	1,536	4.2%
Non-agency	600	3	(5)	598	1.7%	227	3	—	230	0.6%
Alt-A	49	3	—	52	0.1%	58	4	—	62	0.2%
Sub-prime	1,034	38	—	1,072	3.0%	1,170	46	—	1,216	3.3%
U.S. Treasuries	1,773	35	(22)	1,786	4.9%	1,763	46	(10)	1,799	4.9%
Fixed maturities, AFS	35,913	831	(550)	36,194	100.0%	35,612	1,466	(114)	36,964	100%
Equity securities
Financial services						115	19	—	134	13.3%
Other						792	102	(16)	878	86.7%
Equity securities, AFS [2]						907	121	(16)	1,012	100%
Total AFS securities	$35,913	$831	$(550)	$36,194		$36,519	$1,587	$(130)	$37,976
Fixed maturities, FVO				$36					$41
Equity securities, at fair value [2]				$1,003

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]	Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities, at fair value.
The fair value of AFS securities decreased as compared to December 31, 2017, primarily due to a decrease in valuations due to higher interest rates and wider credit spreads. Also, municipal bonds were reallocated into corporate bonds and U.S. government agency securities during the period.

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

Financial Services by Credit Quality
	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$28	$29	$1	$25	$26	$1
AA	422	423	1	147	150	3
A	1,598	1,566	(32)	1,525	1,575	50
BBB	1,200	1,175	(25)	1,061	1,089	28
BB & below	90	90	—	79	83	4
Total [1]	$3,338	$3,283	$(55)	$2,837	$2,923	$86

[1]
Includes equity, AFS securities with an amortized cost and fair value of $115 and $134 as of December 31, 2017. Effective January 1, 2018, with the adoption of new accounting guidance for financial instruments, equity securities, AFS were reclassified to equity securities, at fair value and are excluded from the table above as of June 30, 2018.

The Company's fair value of investments in the financial services sector increased as compared to December 31, 2017 due to purchases of corporate securities, slightly offset by a decline in valuations due to higher interest rates and wider credit spreads.
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

Exposure to CMBS Bonds as of June 30, 2018
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$26	$27	$5	$5	$—	$—	$—	$—	$9	$9	$40	$41
2009	—	—	2	2	—	—	—	—	—	—	2	2
2010	18	18	—	—	—	—	—	—	—	—	18	18
2011	38	39	—	—	2	2	—	—	—	—	40	41
2012	17	17	9	8	—	—	5	5	—	—	31	30
2013	—	—	11	11	36	37	1	1	—	—	48	49
2014	284	284	36	36	43	42	4	4	—	—	367	366
2015	136	132	111	110	155	156	8	9	—	—	410	407
2016	167	160	107	104	78	79	9	9	—	—	361	352
2017	152	145	142	136	—	—	—	—	—	—	294	281
2018	62	61	5	5	42	42	18	18	—	—	127	126
Total	$900	$883	$428	$417	$356	$358	$45	$46	$9	$9	$1,738	$1,713
Credit protection	30.9%		21.5%		14.3%		12.1%		69.3%		24.9%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS Bonds as of December 31, 2017
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$32	$32	$5	$6	$—	$—	$—	$—	$9	$9	$46	$47
2009	—	—	2	2	—	—	—	—	—	—	2	2
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	40	42	—	—	2	2	—	—	—	—	42	44
2012	17	18	9	9	—	—	5	5	—	—	31	32
2013	—	—	11	11	36	38	—	—	—	—	47	49
2014	284	292	36	37	43	43	4	4	5	5	372	381
2015	206	207	111	112	155	159	25	25	3	3	500	506
2016	201	200	107	107	78	81	9	9	—	—	395	397
2017	131	131	142	141	—	—	—	—	—	—	273	272
Total	$929	$941	$423	$425	$314	$323	$43	$43	$17	$17	$1,726	$1,749
Credit protection	30.8%		21.4%		14.1%		11.3%		41.0%		25.1%

[1]	The vintage year represents the year the pool of loans was originated.
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

Commercial Mortgage Loans
	June 30, 2018			December 31, 2017
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Whole loans	$3,356	$(1)	$3,355	$3,176	$(1)	$3,175
Total	$3,356	$(1)	$3,355	$3,176	$(1)	$3,175
[1]Amortized cost represents carrying value prior to valuation allowances, if any.
The Company funded $298 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 61% and a weighted average yield of 4.3% during the six months ended June 30, 2018. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of June 30, 2018 or December 31, 2017.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,531	$1,595	AA	$1,976	$2,087	AA
Pre-Refunded [1]	1,960	2,045	AAA	1,960	2,067	AAA
Revenue
Transportation	1,548	1,648	A+	1,638	1,790	A+
Health Care	1,066	1,110	AA-	1,278	1,359	AA-
Water & Sewer	992	1,031	AA	1,069	1,131	AA
Education	1,005	1,023	AA	1,079	1,130	AA
Leasing [2]	763	793	AA-	809	858	AA-
Sales Tax	525	562	AA	537	590	AA
Power	374	396	AA-	442	478	AA-
Housing	35	36	A+	79	82	AA-
Other	879	903	AA-	876	913	AA-
Total Revenue	7,187	7,502	AA-	7,807	8,331	AA-
Total Municipal	$10,678	$11,142	AA	$11,743	$12,485	AA

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

As of both June 30, 2018 and December 31, 2017, the largest issuer concentrations were the New York Dormitory Authority, the New York City Transitional Finance Authority, and the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total municipal bonds make up 24% of the fair value of the Company's investment portfolio. The Company has evaluated its portfolio allocation to municipal bonds with respect to the changes in corporate income tax rates that began in 2018. While tax-exempt municipal debt remains a high quality asset class with very low expected defaults and is a source of portfolio diversification, the Company reduced exposure to the sector through both asset sales and principal repayments. The Company will continue to actively assess the impacts of the income tax rate changes on the municipal market and may continue to make portfolio changes over time based upon our view of the value of the sector.
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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$—	—%	$—	—%	$—	—%	$2	30.9%
Real estate funds	11	8.3%	1	1.4%	10	4.1%	5	2.3%
Private equity funds	29	16.6%	34	20.8%	101	31.0%	81	26.5%
Other alternative investments	(1)	(1.1%)	4	3.2%	1	0.3%	9	4.4%
Total	$39	9.5%	$39	10.1%	$112	14.3%	$97	13.0%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Hedge funds	$37	2.2%	$22	1.4%
Real estate funds	526	31.5%	486	30.6%
Private equity and other funds	720	43.1%	693	43.6%
Other alternative investments [1]	387	23.2%	387	24.4%
Total	$1,670	100%	$1,588	100%
[1]Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $550 as of June 30, 2018 and have increased $420, or 323%, from December 31, 2017, primarily due to higher interest rates and wider credit spreads. As of June 30, 2018, $542 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $8 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily securities with exposure to commercial real estate which are depressed primarily due to higher rates since the securities were purchased.
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

Unrealized Loss Aging for AFS Securities
	June 30, 2018				December 31, 2017
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	596	$3,950	$3,913	$(37)	1,286	$4,315	$4,289	$(26)
Greater than three to six months	1,051	7,259	7,045	(214)	342	1,694	1,673	(21)
Greater than six to nine months	536	2,914	2,807	(107)	157	601	594	(7)
Greater than nine to eleven months	180	1,392	1,336	(56)	89	188	183	(5)
Twelve months or more	492	1,981	1,845	(136)	652	2,040	1,969	(71)
Total	2,855	$17,496	$16,946	$(550)	2,526	$8,838	$8,708	$(130)

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%
	June 30, 2018				December 31, 2017
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	4	$5	$4	$(1)	30	$14	$10	$(4)
Greater than three to six months	2	2	1	(1)	12	10	7	(3)
Greater than nine to eleven months	1	4	3	(1)	—	—	—	—
Twelve months or more	38	11	6	(5)	47	13	7	(6)
Total	45	$22	$14	$(8)	89	$37	$24	$(13)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other-than-temporary Impairments Recognized in Earnings by Security Type
	Three Months Ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Credit Impairments
CMBS	$—	$1	$—	$2
Equity Impairments	—	1	—	1
Intent-to-Sell Impairments	—	—	—	—
Total	$—	$2	$—	$3
Three and six months ended June 30, 2018
For the three and six months ended June 30, 2018, there were no impairments recognized in earnings.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Non-credit impairments recognized in other comprehensive income were $0 and$2 for the three and six months ended June 30, 2018, respectively.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations.
Three and six months ended June 30, 2017
For the three and six months ended June 30, 2017, impairments recognized in earnings were comprised of credit impairments of $1 and $2, respectively and impairments on equity of $1 and $1, respectively. The credit impairments were primarily related to interest-only CMBS and were identified through security specific review of the expected future cash flows. The impairments on equity securities were in an unrealized loss position and the Company no longer believed the securities would recover in the foreseeable future. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available at the holding company as of June 30, 2018:

•	$2.3 billion in fixed maturities, short-term investments and cash at HFSG Holding Company

•
A senior unsecured five-year revolving credit facility was amended on June 11, 2018 to, among other changes, decrease the aggregate principal amount of the facility from $1 billion to $750 and extend the maturity date to March 29, 2023. No borrowings were outstanding as of June 30, 2018.

•
As of June 30, 2018, The Hartford's maximum borrowings available under the commercial paper program was $1 billion and there was no commercial paper outstanding. On July 19, 2018, the Board of Directors revised the Company's commercial paper issuance authorization to $750 to align the program with the Company's $750 five year revolving credit facility which became effective on June 11, 2018.

Expected liquidity requirements for the next twelve months as of June 30, 2018:

•	$413 maturing debt payment due in January of 2019

•	$275 of interest on debt

•	$435 of common stockholders dividends, subject to the discretion of the Board of Directors

Equity repurchase program:

•	The Company does not currently have an equity repurchase authorization in 2018.

2018 dividend capacity:

•
For the remainder of 2018, the Company has $125 remaining dividend capacity for property and casualty (P&C) insurance subsidiaries. During the first six months of 2018, P&C subsidiaries paid $2.1 billion of dividends, of which $1.9 billion was primarily funded by cash proceeds and pre-closing dividends from the sale of Talcott Resolution that was paid to P&C as a principal paydown on an intercompany note.

•	Hartford Life and Accident Insurance Company ("HLA") has no dividend capacity for 2018 and does not anticipate paying dividends in 2018.

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
As of June 30, 2018, HFSG Holding Company held fixed maturities, short-term investments and cash of $2.3 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payment of the 6.0% senior note of $413 at maturity in January 2019, interest payments on debt of approximately $275, and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $435.
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
On June 15, 2018 The Hartford completed its previously announced redemption of $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068. In connection with the initial offering of the 8.125% debentures, the Company entered into a replacement capital covenant ("RCC"), and under the terms of the RCC, if the Company redeemed the 8.125% debentures at any time prior to June 15, 2048 it could only do so with the proceeds from the sale of certain qualifying replacement securities. The 3 month Libor plus 2.125% debentures issued February 15, 2017 are qualifying replacement securities within the definition of the RCC. In connection with this redemption, the Company recognized a $6 loss on extinguishment of debt for unamortized deferred debt issuance costs.
Equity
The Company does not currently have an equity repurchase authorization in 2018.
For further information about equity repurchases, see Part II.

Other Information, Item 2.
Dividends
On May 17, 2018, The Hartford's Board of Directors declared a quarterly dividend of $0.25 per common share payable on July 2, 2018 to common shareholders of record as of June 1, 2018.
On July 19, 2018, The Hartford's Board of Directors declared an increase in the quarterly dividend from $0.25 to $0.30 per common share payable on October 1, 2018 to common shareholders of record as of September 4, 2018.
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
For 2018, the Company has $125 remaining dividend capacity for property and casualty ("P&C") insurance subsidiaries and no dividend capacity for HLA.
During the first six months of 2018, total dividends paid by P&C subsidiaries to HFSG holding company were $2.1 billion. This includes an extraordinary dividend of $2.0 billion, which was comprised of a $1.9 billion principal paydown on the intercompany note owed by HHI to Hartford Fire Insurance Company related to the sale of Talcott Resolution and $92 related to interest payments on the note. In addition, there was $50 of ordinary P&C dividends that were paid to HFSG holding company, though these were subsequently contributed to a run-off P&C subsidiary. Excluding the interest payments on the intercompany note and dividends that were subsequently contributed to a P&C subsidiary, net dividends paid by P&C subsidiaries to HFSG holding company were $1.9 billion during the first six months of 2018.
Total net dividends received by HFSG holding company were $2.0 billion, including $1.9 billion from P&C subsidiaries and $55 from Mutual Funds during the first six months of 2018.
Over the remainder of 2018, the Company anticipates receiving approximately $55 of dividends from Mutual Funds and does not anticipate receiving any additional dividends from P&C subsidiaries or from HLA.
Other Sources of Capital for the HFSG Holding Company
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the "Ratings" section below for further discussion), and shareholder returns. As a result, the Company may from time to time raise capital from the issuance of debt, common equity, equity-related debt or other capital securities and is continuously evaluating strategic opportunities. The issuance of debt, common equity, equity-related debt or other capital securities could result in the dilution of shareholder interests or reduced net income due to additional interest expense.
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the Securities and Exchange Commission ("the SEC") on July 29, 2016 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
Revolving Credit Facilities and Commercial Paper
Revolving Credit Facilities
As previously reported, on March 29, 2018, the Company entered into an amendment to its Five-Year Credit Agreement dated October 31, 2014. The Amendment reset the level of the Company's minimum consolidated net worth financial covenant to $9 billion excluding AOCI from its former $13.5 billion (where net worth was defined as stockholders' equity excluding AOCI and including junior subordinated debt), among other updates. Among other changes, under an amended and restated credit agreement that became effective in June 2018, after the closing of the sale of the Company's life and annuity run-off business, the aggregate amount of principal of the credit facility decreased from $1 billion to $750, including a reduction to the amount available for letters of credit from $250 to $100, the maturity date was extended to March 29, 2023, and the liens covenant and certain other covenants were modified.
Revolving loans from the Credit Facility may be in multiple currencies. U.S. dollar loans will bear interest at a floating rate equivalent to an indexed rate depending on the type of borrowing and a basis point spread based on The Hartford's credit rating and will mature no later than March 29, 2023. Letters of credit issued from the Credit Facility bear a fee based on The Hartford's credit rating and expire no later than March 29, 2024. The Credit Facility requires the Company to maintain a minimum consolidated net worth excluding AOCI of $9.0 billion, limit the ratio of senior debt to capitalization excluding AOCI to no more than 35% and meet other customary covenants. The Credit Facility is for general corporate purposes.
As of June 30, 2018, no borrowings were outstanding and $3 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Commercial Paper
As of June 30, 2018, The Hartford's maximum borrowings available under its commercial paper program was $1 billion and there was no commercial paper outstanding. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. On July 19, 2018, the Board of Directors revised the Company's commercial paper issuance authorization from $1 billion to $750 to align the program with the Company's $750 five year revolving credit facility which became effective on June 11, 2018.
Intercompany Liquidity Agreements
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
On May 25, 2018 Hartford Financial Services Group issued a Revolving Note (the "Note") in the principal amount of $165 to Hartford Fire Insurance Company. The note was repaid on June 1, 2018.
As of June 30, 2018, there were no amounts outstanding at the HFSG Holding Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2018 was $77. Of this $77, the legal entities have posted collateral of $73 in the normal course of business. Based on derivative market values as of June 30, 2018, a downgrade of one level below the current financial strength rates by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of June 30, 2018, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $7 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of June 30, 2018, the Company did not participate in any derivative relationships that would be subject to an immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty Operations
Property & Casualty Operations holds fixed maturity securities including a significant short-term investment position (securities with maturities of one year or less at the time of purchase) to meet liquidity needs as shown in the table below.

Property & Casualty
As of June 30, 2018
Fixed maturities	$25,440
Short-term investments	998
Cash	95
Less: Derivative collateral	65
Total	$26,468
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums or proceeds received through the sale of invested assets. A sale of invested assets could result in significant realized capital losses.
Group Benefits Operations
Group Benefits operations’ total unpaid loss and loss adjustment expense reserves of $8.4 billion are supported by $11.7 billion of cash and invested assets, including assets available to meet liquidity needs as shown below.

Group Benefits Operations
As of June 30, 2018
Fixed maturities	$9,941
Short-term investments	401
Cash	35
Less: Derivative collateral	20
Total	$10,357
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capitalization

Capital Structure
	June 30, 2018	December 31, 2017	Change
Short-term debt (includes current maturities of long-term debt)	$413	$320	29%
Long-term debt	4,262	4,678	(9%)
Total debt	4,675	4,998	(6%)
Stockholders’ equity excluding AOCI, net of tax	13,899	12,831	8%
AOCI, net of tax	(1,353)	663	NM
Total stockholders’ equity	$12,546	$13,494	(7%)
Total capitalization	$17,221	$18,492	(7%)
Debt to stockholders’ equity	37%	37%
Debt to capitalization	27%	27%
Total capitalization decreased $1,271, or 7%, as of June 30, 2018 compared to December 31, 2017 primarily due to decreases in net unrealized capital gains from securities within AOCI and a decrease in long-term debt.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 15 - Changes In and

Reclassifications From Accumulated Other Comprehensive Income, and Note 6 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on Debt, see Note 11 - Debt.
Cash Flow[1]

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$1,270	$894
Net cash used for investing activities	$(207)	$(1,476)
Net cash provided by (used for) financing activities	$(1,627)	$—
Cash – end of period	$147	$101
[1] Cash activities include cash flows from Discontinued Operations; see Note 18 - Business Dispositions and Discontinued Operations of Notes to Condensed Consolidated Financial Statements for information on cash flows from Discontinued Operations
Cash provided by operating activities increased in 2018 as compared to the prior year period primarily due to the effect of a $650 payment in 2017 for the ADC reinsurance agreement with NICO and the effect of an increase in premium and fee income received, partially offset by an increase in benefits, losses, insurance operating expenses and operating expenses paid that was mostly driven by the acquisition of the Aetna U.S. group life and disability business.
Cash used for investing activities decreased in 2018 compared to the prior year period primarily due proceeds from the 2018 sale of the Talcott Resolution run-off life and annuity business, net of cash transferred, as well as a change from net purchases of fixed maturities in the 2017 period to net proceeds from sales of fixed maturities in the 2018 period.
Cash used for financing activities increased from the 2017 period primarily due to a change to a decrease in securities loaned or sold under agreements to repurchase, as well as an increase in debt repayments in 2018, partially offset by a reduction in treasury stock acquired.
Operating cash flow for the six months ended June 30, 2018 have been adequate to meet liquidity requirements.

Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk, Liquidity Risk and Financial Risk on Statutory Capital sections in this MD&A.
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
The following ratings actions were announced in connection with the close of the sale of Talcott Resolution:
On June 1, 2018, Moody's Investor Services upgraded the long-term debt ratings of The Hartford Financial Services Group, Inc. (senior to Baa1 from Baa2) following the company's announcement that it has completed the sale of Talcott Resolution, its life and annuity run-off operations, to an investor group for total consideration of $2.05 billion, excluding the value of the Talcott Resolution tax benefits that will be retained. This

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

rating action concludes a review for upgrade initiated on December 4, 2017, at the time of The Hartford's announcement of the transaction. The insurance financial strength (IFS) ratings of Hartford's P&C operations and group benefits businesses were not affected. The Outlook for the ratings is stable.

Insurance Financial Strength Ratings as of July 24, 2018
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A	A	A2

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
Commercial paper	AMB-1	A-2	P-2

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
Statutory Capital

Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries	Group Benefits Insurance Subsidiary	Total
U.S. statutory capital at January 1, 2018	$7,396	$2,029	$9,425
Statutory income	821	209	1,030
Other items	(166)	(22)	(188)
Net change to U.S. statutory capital	655	187	842
U.S. statutory capital at June 30, 2018	$8,051	$2,216	$10,267
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
In 2016, several plaintiffs, including insurers and industry groups such as the U.S. Chamber of Commerce and the Securities Industry and Financial Markets Association (SIFMA), filed a lawsuit against the DOL challenging the constitutionality of the Fiduciary Rule, and the DOL's rule making authority. In most cases, the district courts entered summary judgment in favor of the DOL. Certain cases were appealed to the Fifth Circuit and on July 5, 2017, the DOL filed a brief in support of upholding the Rule. On March 13, 2018, the Tenth Circuit upheld one of the exemptions of the Rule as valid.
However, the Fifth Circuit overturned and vacated the Fiduciary Rule in its entirety on March 15, 2018. Without the DOL petitioning for a rehearing or to the U.S. Supreme Court, the Fifth Circuit on June 21, 2018 made effective its decision, issuing a mandate vacating the Fiduciary Rule in its entirety and rendering it null and void.
Tax Reform
At the end of 2017, Congress passed and the president signed, Tax Reform, which enacted significant reforms to the U.S. tax code. The major areas of interest to the company include the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. We continue to analyze Tax Reform for other potential impacts. The U.S. Treasury and IRS will develop guidance implementing Tax Reform, and Congress may consider additional technical corrections to the legislation. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Item 1. Legal Proceedings

Item 1. LEGAL PROCEEDINGS
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to The Hartford's A&E claims discussed in Note 13 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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

Part II - Item 1A. Risk Factors

Item 1A.    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (collectively, the "Company's Risk Factors" or individually, the "Company's Risk Factor"), any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
The Company’s Risk Factors are amended due to the sale of the Company's life and annuity business. On May 31, 2018, the Company completed the sale of its life and annuity run-off business, Talcott Resolution, to a group of investors, led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group.
The introduction to the Company’s Risk Factors is updated to remove references to the sale of the Company’s life and annuity business and replaced in its entirety with the following:
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
The Company’s Risk Factor “We are vulnerable to losses from catastrophes, both natural and man-made" is also updated to remove references to separate accounts and the sentence below is replaced in its entirety with the following:

These consequences could have an adverse effect on the value of the assets in our investment portfolio.

In addition, the Company's Risk Factor "Losses due to nonperformance or defaults by counterparties can have a material adverse effect on the value of our investments, reduce our profitability or sources of liquidity" is updated and replaced in its entirety with the following:
We have credit risk with counterparties associated with investments, derivatives, premiums receivable, reinsurance recoverables and indemnifications provided by third parties in connection with previous dispositions. Among others, our counterparties include issuers of fixed maturity and equity securities we hold, borrowers of mortgage loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options and "cleared" over-the-counter derivatives, the Company is generally exposed to the credit risk of the relevant central counterparty clearing house. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity. Additionally, if the underlying assets supporting the structured securities we invest in default on their payment obligations, our securities will incur losses.
The Company's Risk Factors are also updated to remove in its entirety the Risk Factor “Risks Relating to the Pending Sale of Our Life and Annuity Business."

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
The Company does not currently have an equity repurchase authorization in 2018.

Part II - Item 6. Exhibits

Item 6. EXHIBITS

See Exhibits Index on page	121.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2018
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.01	7/21/2016
*10.01	Amended and Restated Credit Agreement dated as of the Extension Date (as defined therein) among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto	8-K	001-13958	10.02	3/30/2018
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	July 26, 2018	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)