Form 10-Q
period 2018-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2018-10-25
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

•     whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	☒
As of October 23, 2018, there were outstanding 358,734,819 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements; Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q; Part II, Item 1A, Risk Factors in The Hartford's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018; Part I, Item 1A, Risk Factors in The Hartford’s 2017 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission ("SEC").

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

◦
losses due to nonperformance or defaults by others, including credit risk with counterparties associated with investments, derivatives, premiums receivable, reinsurance recoverables and indemnifications provided by third parties in connection with previous dispositions;

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

◦	failure to complete our proposed acquisition of The Navigators Group, Inc. may cause volatility in our securities;

◦	the risks, challenges and uncertainties associated with our capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

◦	the potential for difficulties arising from outsourcing and similar third-party relationships;

◦	the Company’s ability to protect its intellectual property and defend against claims of infringement;

•	Regulatory and Legal Risks:

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
Hartford, Connecticut

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2018 and 2017, and the condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 25, 2018

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2018	2017	2018	2017
	(Unaudited)
Revenues
Earned premiums	$3,987	$3,447	$11,872	$10,340
Fee income	344	291	994	855
Net investment income	444	404	1,323	1,209
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	(4)	(4)	(6)	(11)
OTTI losses recognized in other comprehensive income (“OCI”)	3	3	5	7
Net OTTI losses recognized in earnings	(1)	(1)	(1)	(4)
Other net realized capital gains	39	27	61	109
Total net realized capital gains	38	26	60	105
Other revenues	29	24	73	66
Total revenues	4,842	4,192	14,322	12,575
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,786	2,638	8,219	7,482
Amortization of deferred policy acquisition costs ("DAC")	348	341	1,034	1,030
Insurance operating costs and other expenses	1,091	952	3,195	3,521
Loss on extinguishment of debt	—	—	6	—
Interest expense	69	79	228	238
Amortization of other intangible assets	18	1	54	3
Total benefits, losses and expenses	4,312	4,011	12,736	12,274
Income from continuing operations before income taxes	530	181	1,586	301
Income tax expense	103	36	297	5
Income from continuing operations, net of tax	427	145	1,289	296
Income from discontinued operations, net of tax	5	89	322	276
Net income	$432	$234	$1,611	$572
Income from continuing operations, net of tax, per common share
Basic	$1.19	$0.40	$3.60	$0.81
Diluted	$1.17	$0.40	$3.54	$0.79
Net income per common share
Basic	$1.20	$0.65	$4.50	$1.56
Diluted	$1.19	$0.64	$4.42	$1.54
Cash dividends declared per common share	$0.30	$0.23	$0.80	$0.69
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
	(Unaudited)
Net income	$432	$234	$1,611	$572
Other comprehensive income (loss):
Changes in net unrealized gain on securities	(171)	85	(2,164)	564
Changes in OTTI losses recognized in other comprehensive income	(1)	(1)	(1)	(1)
Changes in net gain on cash flow hedging instruments	(5)	(14)	(37)	(33)
Changes in foreign currency translation adjustments	1	14	(4)	21
Changes in pension and other postretirement plan adjustments	10	7	29	371
OCI, net of tax	(166)	91	(2,177)	922
Comprehensive income (loss)	$266	$325	$(566)	$1,494
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $36,094 and $35,612)	$36,166	$36,964
Fixed maturities, at fair value using the fair value option	24	41
Equity securities, at fair value	1,035	—
Equity securities, available-for-sale, at fair value (cost of $0 and $907)	—	1,012
Mortgage loans (net of allowances for loan losses of $1 and $1)	3,559	3,175
Limited partnerships and other alternative investments	1,712	1,588
Other investments	98	96
Short-term investments	3,540	2,270
Total investments	46,134	45,146
Cash	102	180
Premiums receivable and agents’ balances, net	4,025	3,910
Reinsurance recoverables, net	3,931	4,061
Deferred policy acquisition costs	670	650
Deferred income taxes, net	1,244	1,164
Goodwill	1,290	1,290
Property and equipment, net	997	1,034
Other intangible assets, net	651	659
Other assets	2,393	2,230
Assets held for sale	—	164,936
Total assets	$61,437	$225,260
Liabilities
Unpaid losses and loss adjustment expenses	$32,297	$32,287
Reserve for future policy benefits	656	713
Other policyholder funds and benefits payable	775	816
Unearned premiums	5,388	5,322
Short-term debt	413	320
Long-term debt	4,263	4,678
Other liabilities	4,916	5,188
Liabilities held for sale	—	162,442
Total liabilities	$48,708	$211,766
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 shares issued at September 30, 2018 and December 31, 2017	$4	$4
Additional paid-in capital	4,385	4,379
Retained earnings	10,973	9,642
Treasury stock, at cost — 26,247,219 and 28,088,186 shares	(1,114)	(1,194)
Accumulated other comprehensive income (loss), net of tax	(1,519)	663
Total stockholders’ equity	$12,729	$13,494
Total liabilities and stockholders’ equity	$61,437	$225,260
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Nine Months Ended September 30,
(In millions, except for share data)	2018	2017
	(Unaudited)
Common Stock	$4	$4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,379	5,247
Issuance of shares under incentive and stock compensation plans	(92)	(68)
Stock-based compensation plans expense	105	77
Issuance of shares for warrant exercise	(7)	(65)
Additional Paid-in Capital, end of period	4,385	5,191
Retained Earnings
Retained Earnings, beginning of period	9,642	13,114
Cumulative effect of accounting changes, net of tax	5	—
Adjusted balance, beginning of period	9,647	13,114
Net income	1,611	572
Dividends declared on common stock	(285)	(252)
Retained Earnings, end of period	10,973	13,434
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,194)	(1,125)
Treasury stock acquired	—	(975)
Issuance of shares under incentive and stock compensation plans	109	90
Net shares acquired related to employee incentive and stock compensation plans	(36)	(36)
Issuance of shares for warrant exercise	7	65
Treasury Stock, at cost, end of period	(1,114)	(1,981)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	663	(337)
Cumulative effect of accounting changes, net of tax	(5)	—
Adjusted balance, beginning of period	658	(337)
Total other comprehensive income (loss)	(2,177)	922
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(1,519)	585
Total Stockholders’ Equity	$12,729	$17,233

Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	356,835	373,949
Treasury stock acquired	—	(19,281)
Issuance of shares under incentive and stock compensation plans	2,373	2,078
Return of shares under incentive and stock compensation plans to treasury stock	(694)	(718)
Issuance of shares for warrant exercise	162	1,512
Common Shares Outstanding, at end of period	358,676	357,540
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2018	2017
Operating Activities	(Unaudited)
Net income	$1,611	$572
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(7)	(52)
Amortization of deferred policy acquisition costs	1,092	1,088
Additions to deferred policy acquisition costs	(1,057)	(1,039)
Depreciation and amortization	359	300
Loss on extinguishment of debt	6	—
Gain on sale	(202)	—
Pension settlement	—	747
Other operating activities, net	346	328
Change in assets and liabilities:
Decrease in reinsurance recoverables	111	43
Decrease (increase) in accrued and deferred income taxes	(74)	64
Increase (decrease) in unpaid losses and loss adjustment expenses, reserve for future policy benefits, and unearned premiums	(119)	845
Net change in other assets and other liabilities	(224)	(1,372)
Net cash provided by operating activities	1,842	1,524
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	20,069	21,371
Fixed maturities, fair value option	21	140
Equity securities, at fair value	1,171	—
Equity securities, available-for-sale	—	599
Mortgage loans	314	558
Partnerships	377	190
Proceeds from repurchase agreements program	(11)	—
Payments for the purchase of:
Fixed maturities, available-for-sale	(18,679)	(22,021)
Equity securities, at fair value	(1,084)	—
Equity securities, available-for-sale	—	(517)
Mortgage loans	(667)	(943)
Partnerships	(408)	(344)
Repayments of repurchase agreements program	42	—
Net payments for derivatives	(228)	(98)
Net additions of property and equipment	(70)	(129)
Net payments for short-term investments	(2,720)	(523)
Other investing activities, net	(4)	10
Proceeds from business sold, net of cash transferred	1,115	222
Net cash used for investing activities	(762)	(1,485)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,814	3,628
Withdrawals and other deductions from investment and universal life-type contracts	(9,210)	(10,623)
Net transfers from separate accounts related to investment and universal life-type contracts	6,949	6,080
Repayments at maturity or settlement of consumer notes	(2)	(12)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(646)	1,434
Repayment of debt	(826)	(416)
Proceeds from the issuance of debt	490	500
Net issuance (return) of shares under incentive and stock compensation plans	10	(16)
Treasury stock acquired	—	(975)
Dividends paid on common stock	(270)	(258)
Net cash used for financing activities	(1,691)	(658)
Foreign exchange rate effect on cash	(4)	70
Net decrease in cash, including cash classified as assets held for sale	(615)	(549)
Less: Net decrease in cash classified as assets held for sale	(537)	(315)
Net (decrease) in cash	(78)	(234)
Cash – beginning of period	180	328
Cash – end of period	$102	$94
Supplemental Disclosure of Cash Flow Information
Income tax received (paid)	$(1)	$3
Interest paid	$197	$205
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
On August 22, 2018, the Company announced it entered into a definitive agreement to acquire all outstanding common shares of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.1 billion in cash. The transaction is expected to close in the first half of 2019, subject to approval by Navigators Group's shareholders and other customary closing conditions, including receipt of regulatory approvals.
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
Adoption of New Accounting Standards
Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings
On January 1, 2018, the Company adopted the FASB's new guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from the Tax Cuts and Jobs Act of 2017

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

("Tax Reform") enacted on December 22, 2017. Tax Reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. Under U.S. GAAP, the Company recorded the total effect of the change in enacted tax rates on deferred tax balances as a charge to income tax expense within net income during the fourth quarter of 2017, including the change in deferred tax balances related to components of AOCI. The new accounting guidance permitted the Company to reclassify the “stranded” tax effects out of AOCI and into retained earnings that resulted from recording the tax effects of unrealized investment gains, unrecognized actuarial losses on pension and other postretirement benefit plans, and cumulative translation adjustments at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. On adoption, the Company recorded a reclassification of $88 from AOCI to retained earnings. As a result of the reclassification, in the first quarter of 2018, the Company reduced the estimated loss on sale recorded in income from discontinued operations by $193, net of tax, for the increase in AOCI related to the assets held for sale. The reduction in the loss on sale resulted in a corresponding increase in assets held for sale and AOCI as of January 1, 2018 and the AOCI associated with assets held for sale was removed from the balance sheet when the sale closed on May 31, 2018. Additionally, as of January 1, 2018, the Company reclassified $105 of stranded tax effects related to continuing operations which reduced AOCI and increased retained earnings.
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
Revenue Recognition
On January 1, 2018, the Company adopted the FASB’s updated guidance for recognizing revenue from contracts with customers, which excludes insurance contracts and financial instruments. Revenue subject to the guidance is recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to receive in exchange for those goods or services. For all but certain revenues associated with our Mutual Funds business, the updated guidance is consistent with previous guidance for the Company’s transactions and did not have an effect on the Company’s financial position, cash flows or net income. The updated guidance also updated criteria for determining when the Company acts as a principal or an agent. The Company determined that it is the principal for some of its mutual fund distribution service contracts and, upon adoption, reclassified distribution costs of $48 and $140 for the three and nine months ended September 30, 2017, respectively, that were previously netted against fee income to insurance operating costs and other expenses.
Information about the nature, amount, timing of recognition and cash flows for the Company’s revenues subject to the updated guidance follows.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Revenue from Non-Insurance Contracts with Customers

		Three months ended September 30,		Nine months ended September 30,
	Revenue Line Item	2018	2017	2018	2017
Commercial Lines
Installment billing fees	Fee income	$9	$9	$26	$28
Personal Lines
Installment billing fees	Fee income	10	11	30	33
Insurance servicing revenues	Other revenues	24	24	66	66
Group Benefits
Administrative services	Fee income	43	19	131	57
Mutual Funds
Advisor, distribution and other management fees	Fee income	245	229	722	660
Other fees	Fee income	21	22	63	75
Corporate
Investment management and other fees	Fee income	15	1	21	2
Transition service revenues	Other revenues	6	—	8	—
Total revenues subject to updated guidance		$373	$315	$1,067	$921
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
Future Adoption of New Accounting Standards
Hedging Activities
The FASB issued updated guidance on hedge accounting. See Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report for more information on the future adoption of the new hedging activities accounting standard. The Company will adopt the updated guidance January 1, 2019, as required, although earlier adoption is permitted. The adoption is not expected to have a material effect on the Company’s financial position, cash flows or net income.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Leases
In accordance with the FASB’s update to its new lease accounting standard, the Company will adopt the new guidance as of the January 1, 2019 effective date with no change to comparative periods. See Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report for more information on the future adoption of the new lease accounting standard. We do not expect a material impact to the consolidated financial statements; however, it is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date.
Reserve for Future Policy Benefits
The FASB issued new guidance on accounting for long-duration insurance contracts. The Company’s long-duration insurance contracts include paid-up life insurance and whole-life insurance policies resulting from conversion from group life policies and run-off structured settlement and terminal funding agreement liabilities. Under existing guidance, a reserve for future policy benefits is calculated as the present value of future benefits and related expenses less the present value of any future premiums using assumptions “locked in” at the time the policies were issued, including discount rate, lapse rate, mortality, and expense assumptions. Under existing guidance, assumptions are only updated if there is an expected premium deficiency. The new guidance will require that underlying cash flow assumptions (such as for lapse rate, mortality and expenses) be reviewed and updated at least annually in the same quarter each year. The new guidance also requires that the discount rate assumption be updated each quarter and be based on an upper-medium grade (low-credit-risk) fixed-income investment yield. The change in the reserve estimate as a result of updating cash flow assumptions will be recognized in net income. The change in the reserve estimate as a result of updating the discount rate assumption will be recognized in other comprehensive income. Because reserves will be based on updated assumptions and no longer locked in at contract inception, there will no longer be a test for premium deficiency. The new guidance will be effective January 1, 2021, and will be applied to balances in place as of the earliest period presented. Early adoption is permitted. The Company has not yet determined the method or timing for adoption or estimated the effect on the Company’s financial statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Acquisitions

Aetna Group Insurance
On November 1, 2017, The Hartford acquired Aetna's U.S. group life and disability business through a reinsurance transaction for total consideration of $1.452 billion and recorded provisional estimates of the fair value of the assets acquired and liabilities assumed. In September 2018, The Hartford and Aetna agreed on the final assets acquired and liabilities assumed as of the acquisition date and The Hartford finalized its provisional estimates with a final cash settlement in October. As a result, in the third quarter of 2018, The Hartford recorded additional assets and liabilities at fair value of $80 and $80, respectively, with no change in goodwill. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, the measurement period adjustments recorded, and the final purchase price allocation.
Fair Value of Assets Acquired and Liabilities Assumed at the Acquisition Date

	Preliminary Value as of November 1, 2017 (as previously reported as of December 31, 2017)	Measurement Period Adjustments	As Adjusted Value as of November 1, 2017
Assets
Cash and invested assets [1]	$3,360	$45	$3,405
Premiums receivable	96	7	103
Deferred income taxes, net	56	13	69
Other intangible assets	629	—	629
Property and equipment	68	—	68
Reinsurance recoverables	—	31	31
Other assets	16	(16)	—
Total Assets Acquired	4,225	80	4,305
Liabilities
Unpaid losses and loss adjustment expenses	2,833	71	2,904
Reserve for future policy benefits payable	346	1	347
Other policyholder funds and benefits payable	245	1	246
Unearned premiums	3	1	4
Other liabilities	69	6	75
Total Liabilities Assumed	3,496	80	3,576
Net identifiable assets acquired	729	—	729
Goodwill [2]	723	—	723
Net Assets Acquired	$1,452	$—	$1,452

[1]
Includes $45 of cash received from Aetna in October 2018 in settlement of the final balance sheet and reported as a receivable in other assets in the Condensed Consolidated Balance Sheet as of September 30, 2018.

[2]	Approximately $610 is deductible for income tax purposes.
The effect of measurement period adjustments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 was immaterial and was determined as if the accounting had been completed as of the acquisition date.
The following table presents supplemental pro forma amounts of revenue and net income for the Company for the three and nine months ended September 30, 2017, as though the business was acquired on January 1, 2016.

Pro Forma Results

	Three months ended September 30, 2017 [1]	Nine months ended September 30, 2017 [1]
Total Revenue	$4,777	$14,309
Net Income	$249	$619
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2018	2017	2018	2017
Earnings
Income from continuing operations, net of tax	$427	$145	$1,289	$296
Income from discontinued operations, net of tax	5	89	322	276
Net income	$432	$234	$1,611	$572
Shares
Weighted average common shares outstanding, basic	358.6	360.2	358.1	365.9
Dilutive effect of stock compensation plans	3.6	4.5	4.0	4.1
Dilutive effect of warrants	1.9	2.3	2.0	2.6
Weighted average common shares outstanding and dilutive potential common shares	364.1	367.0	364.1	372.6
Net income per common share
Basic
Income from continuing operations, net of tax	$1.19	$0.40	$3.60	$0.81
Income from discontinued operations, net of tax	$0.01	$0.25	$0.90	$0.75
Net income per common share	$1.20	$0.65	$4.50	$1.56
Diluted
Income from continuing operations, net of tax	$1.17	$0.40	$3.54	$0.79
Income from discontinued operations, net of tax	$0.02	$0.24	$0.88	$0.75
Net income per common share	$1.19	$0.64	$4.42	$1.54

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
The Company's revenues are generated primarily in the United States ("U.S."). Any foreign sourced revenue is immaterial.
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial Lines	$289	$90	$959	$579
Personal Lines	51	8	146	65
Property & Casualty Other Operations	9	18	31	62
Group Benefits	77	71	227	185
Mutual Funds	41	26	112	73
Corporate	(35)	21	136	(392)
Net income	$432	$234	$1,611	$572

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$845	$828	$2,495	$2,461
Liability	170	150	480	450
Package business	343	325	1,013	965
Automobile	157	155	454	477
Professional liability	65	63	190	183
Bond	60	59	179	172
Property	154	152	456	451
Total Commercial Lines	1,794	1,732	5,267	5,159
Personal Lines
Automobile	598	653	1,809	1,975
Homeowners	261	279	785	843
Total Personal Lines [1]	859	932	2,594	2,818
Group Benefits
Group disability	684	386	2,051	1,146
Group life	652	383	1,968	1,176
Other	60	53	179	159
Total Group Benefits	1,396	822	4,198	2,481
Mutual Funds
Mutual fund and Exchange-Traded Products ("ETP") [2]	242	225	710	657
Talcott Resolution life and annuity separate accounts [3]	25	26	76	78
Total Mutual Funds	267	251	786	735
Corporate	15	1	21	2
Total earned premiums and fee income	4,331	3,738	12,866	11,195
Net investment income	444	404	1,323	1,209
Net realized capital gains	38	26	60	105
Other revenues	29	24	73	66
Total revenues	$4,842	$4,192	$14,322	$12,575

[1]
For the three months ended September 30, 2018 and 2017, AARP members accounted for earned premiums of $758 and $801, respectively. For the nine months ended September 30, 2018 and 2017, AARP members accounted for earned premiums of $2.3 billion and $2.4 billion, respectively.

[2]
Excludes distribution costs of $48 and $140 for the three and nine months ended September 30, 2017, respectively, that were previously netted against fee income and are now presented gross in insurance operating costs and other expenses.

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

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,191	$—	$1,137	$54
Collateralized loan obligations ("CLOs")	1,326	—	1,030	296
Commercial mortgage-backed securities ("CMBS")	3,657	—	3,635	22
Corporate	13,492	—	12,941	551
Foreign government/government agencies	952	—	949	3
Municipal	10,602	—	10,593	9
Residential mortgage-backed securities ("RMBS")	3,118	—	2,184	934
U.S. Treasuries	1,828	695	1,133	—
Total fixed maturities	36,166	695	33,602	1,869
Fixed maturities, FVO	24	—	24	—
Equity securities, at fair value	1,035	905	52	78
Derivative assets
Credit derivatives	14	—	14	—
Equity derivatives	1	—	—	1
Foreign exchange derivatives	(1)	—	(1)	—
Total derivative assets [1]	14	—	13	1
Short-term investments	3,540	980	2,560	—
Total assets accounted for at fair value on a recurring basis	$40,779	$2,580	$36,251	$1,948
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	(10)	—	(10)	—
Interest rate derivatives	(51)	—	(53)	2
Total derivative liabilities [2]	(61)	—	(63)	2
Contingent consideration [3]	(32)	—	—	(32)
Total liabilities accounted for at fair value on a recurring basis	$(93)	$—	$(63)	$(30)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,126	$—	$1,107	$19
Collateralized loan obligations ("CLOs")	1,260	—	1,165	95
Commercial mortgage-backed securities ("CMBS")	3,336	—	3,267	69
Corporate	12,804	—	12,284	520
Foreign government/government agencies	1,110	—	1,108	2
Municipal	12,485	—	12,468	17
Residential mortgage-backed securities ("RMBS")	3,044	—	1,814	1,230
U.S. Treasuries	1,799	333	1,466	—
Total fixed maturities	36,964	333	34,679	1,952
Fixed maturities, FVO	41	—	41	—
Equity securities, AFS	1,012	887	49	76
Derivative assets
Credit derivatives	9	—	9	—
Equity derivatives	1	—	—	1
Foreign exchange derivatives	(1)	—	(1)	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	10	—	9	1
Short-term investments	2,270	1,098	1,172	—
Total assets accounted for at fair value on a recurring basis	$40,297	$2,318	$35,950	$2,029
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(3)	—	(3)	—
Foreign exchange derivatives	(13)	—	(13)	—
Interest rate derivatives	(84)	—	(85)	1
Total derivative liabilities [2]	(100)	—	(101)	1
Contingent consideration [3]	(29)	—	—	(29)
Total liabilities accounted for at fair value on a recurring basis	$(129)	$—	$(101)	$(28)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2018
CMBS [3]	$12	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,040 bps	177 bps	Decrease
Corporate [4]	$289	Discounted cash flows	Spread	100 bps	761 bps	201 bps	Decrease
Municipal	$9	Discounted cash flows	Spread	160 bps	160 bps	160 bps	Decrease
RMBS [3]	$913	Discounted cash flows	Spread	7 bps	288 bps	67 bps	Decrease
			Constant prepayment rate	1%	15%	6%	Decrease [5]
			Constant default rate	1%	8%	3%	Decrease
			Loss severity	—%	100%	60%	Decrease
As of December 31, 2017
CMBS [3]	$56	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,040 bps	400 bps	Decrease
Corporate [4]	$251	Discounted cash flows	Spread	103 bps	1,000 bps	242 bps	Decrease
Municipal	$17	Discounted cash flows	Spread	192 bps	250 bps	219 bps	Decrease
RMBS [3]	$1,215	Discounted cash flows	Spread	24 bps	351 bps	74 bps	Decrease
			Constant prepayment rate	1%	25%	6%	Decrease [5]
			Constant default rate	—%	9%	4%	Decrease
			Loss severity	—%	100%	66%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company bases fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

Significant Unobservable Inputs for Level 3 - Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of September 30, 2018
Interest rate swaptions [2]	$2	Option model	Interest rate volatility	3%	3%	Increase
Equity Options	1	Option model	Equity volatility	19%	26%	Increase
As of December 31, 2017
Interest rate swaptions [2]	$1	Option model	Interest rate volatility	2%	2%	Increase
Equity options	$1	Option model	Equity volatility	18%	22%	Increase

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

The tables above excludes ABS and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of September 30, 2018, no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $379 and $1.3 billion for three and nine months ended September 30, 2018, respectively, and $300 and $1.1 billion for the three and nine months ended September 30, 2017, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. Transfers from Level 2 to Level 1 for both the three and nine months ended September 30, 2018, were immaterial and there were no transfers from Level 2 to Level 1 for the same period in 2017. See the fair value rollforward tables for the three and nine months ended September 30, 2018 and 2017, for the transfers into and out of Level 3.
Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") in 2016 requires the Company to make payments to former owners of Lattice of up to $60 contingent upon growth in exchange-traded products ("ETP") assets under management ("AUM") over a four-year period beginning on the date of acquisition. The contingent consideration is measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout is discounted back to the valuation date using a risk-adjusted discount rate of 16.7%. The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
The contingency period for ETP AUM growth ends in June, 2020 and management will adjust the fair value of the contingent consideration if and when it revises its projection of ETP AUM for the acquired business. Before discounting to fair value, the Company has accrued a contingent commission payable of $32 assuming ETP AUM for the acquired business grows to approximately $4 billion over the contingency period. The Company will evaluate the projected AUM growth again in the fourth quarter of 2018.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2018
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2018	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2018
Assets
Fixed Maturities, AFS
ABS	$57	$—	$—	$39	$(2)	$—	$9	$(49)	$54
CLOs	159	—	—	211	—	—	—	(74)	296
CMBS	28	(1)	1	—	(1)	—	—	(5)	22
Corporate	559	—	(2)	12	(2)	(12)	—	(4)	551
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
Municipal	9	—	—	—	—	—	—	—	9
RMBS	1,137	—	(3)	—	(77)	(26)	—	(97)	934
Total Fixed Maturities, AFS	1,952	(1)	(4)	262	(82)	(38)	9	(229)	1,869
Equity Securities, at fair value	66	—	—	12	—	—	—	—	78
Derivatives, net [4]
Equity	1	—	—	—	—	—	—	—	1
Interest rate	2	—	—	—	—	—	—	—	2
Total Derivatives, net [4]	3	—	—	—	—	—	—	—	3
Total Assets	$2,021	$(1)	$(4)	$274	$(82)	$(38)	$9	$(229)	$1,950
Liabilities
Contingent Consideration [5]	(31)	(1)	—	—	—	—	—	—	(32)
Total Liabilities	$(31)	$(1)	$—	$—	$—	$—	$—	$—	$(32)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2018
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2018	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2018
Assets
Fixed Maturities, AFS
ABS	$19	$—	$—	$89	$(5)	$—	$12	$(61)	$54
CLOs	95	—	—	309	—	(4)	—	(104)	296
CMBS	69	(1)	—	25	(4)	(8)	—	(59)	22
Corporate	520	1	(10)	143	(34)	(43)	15	(41)	551
Foreign Govt./Govt. Agencies	2	—	—	1	—	—	—	—	3
Municipal	17	—	(1)	—	—	—	—	(7)	9
RMBS	1,230	—	(10)	170	(251)	(27)	—	(178)	934
Total Fixed Maturities, AFS	1,952	—	(21)	737	(294)	(82)	27	(450)	1,869
Equity Securities, at fair value	76	28	1	13	—	(40)	—	—	78
Derivatives, net [4]
Equity	1	1	—	1	—	(2)	—	—	1
Interest rate	1	1	—	—	—	—	—	—	2
Total Derivatives, net [4]	2	2	—	1	—	(2)	—	—	3
Total Assets	$2,030	$30	$(20)	$751	$(294)	$(124)	$27	$(450)	$1,950
Liabilities
Contingent Consideration [5]	(29)	(3)	—	—	—	—	—	—	(32)
Total Liabilities	$(29)	$(3)	$—	$—	$—	$—	$—	$—	$(32)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2017	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2017
Assets
Fixed Maturities, AFS
ABS	$63	$—	$—	$—	$(3)	$(6)	$4	$(32)	$26
CLOs	203	—	—	9	—	—	—	(116)	96
CMBS	65	(1)	—	—	(3)	—	—	—	61
Corporate	528	—	5	36	(1)	(24)	19	(30)	533
Foreign Govt./Govt. Agencies	22	—	1	7	—	—	—	(5)	25
Municipal	16	—	—	—	—	—	—	—	16
RMBS	1,272	—	17	39	(72)	—	—	(1)	1,255
Total Fixed Maturities, AFS	2,169	(1)	23	91	(79)	(30)	23	(184)	2,012
Equity Securities, AFS	55	—	(2)	20	—	—	—	—	73
Derivatives, net [4]
Equity	2	—	—	—	—	—	—	—	2
Interest rate	3	(1)	—	—	—	—	—	—	2
Total Derivatives, net [4]	5	(1)	—	—	—	—	—	—	4
Total Assets	$2,229	$(2)	$21	$111	$(79)	$(30)	$23	$(184)	$2,089
Liabilities
Contingent Consideration [5]	(27)	(1)	—	—	—	—	—	—	(28)
Total Liabilities	$(27)	$(1)	$—	$—	$—	$—	$—	$—	$(28)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2017
Assets
Fixed Maturities, AFS
ABS	$45	$—	$—	$56	$(6)	$(6)	$27	$(90)	$26
CLOs	154	—	—	195	(101)	—	—	(152)	96
CMBS	59	(2)	—	42	(7)	—	—	(31)	61
Corporate	514	1	16	169	(42)	(141)	54	(38)	533
Foreign Govt./Govt. Agencies	47	—	3	12	—	(2)	—	(35)	25
Municipal	46	4	1	—	—	(35)	—	—	16
RMBS	1,261	—	39	156	(193)	(7)	—	(1)	1,255
Total Fixed Maturities, AFS	2,126	3	59	630	(349)	(191)	81	(347)	2,012
Fixed Maturities, FVO	11	—	—	4	(2)	(13)	—	—	—
Equity Securities, AFS	55	—	(4)	22	—	—	—	—	73
Derivatives, net [4]
Equity	—	(3)	—	5	—	—	—	—	2
Interest rate	9	(7)	—	—	—	—	—	—	2
Other contracts	1	(1)	—	—	—	—	—	—	—
Total Derivatives, net [4]	10	(11)	—	5	—	—	—	—	4
Total Assets	$2,202	$(8)	$55	$661	$(351)	$(204)	$81	$(347)	$2,089
Liabilities
Contingent Consideration [5]	(25)	(3)	—	—	—	—	—	—	(28)
Total Liabilities	$(25)	$(3)	$—	$—	$—	$—	$—	$—	$(28)

[1]	Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	All amounts are before income taxes.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three months ended September 30,		Nine months ended September 30,
	2018 [1] [2]	2017 [1] [2]	2018 [1] [2]	2017 [1] [2]
Assets
Fixed Maturities, AFS
CMBS	$—	$—	$—	$(1)
Total Fixed Maturities, AFS	—	—	—	(1)
Derivatives, net
Equity	(1)	—	(1)	(2)
Interest rate	—	(1)	—	(6)
Total Derivatives, net	(1)	(1)	(1)	(8)
Total Assets	$(1)	$(1)	$(1)	$(9)
Liabilities
Contingent Consideration [3]	(1)	(1)	(3)	(3)
Total Liabilities	$(1)	$(1)	$(3)	$(3)

[1]	All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

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
As of September 30, 2018 and December 31, 2017, the fair value of assets and liabilities using the fair value option was $24 and $41, respectively, within the residential real estate sector.
For three and nine months ended September 30, 2018 there were no realized capital gains (losses) related to the fair value of assets using the fair value option. For both the three and nine months ended September 30, 2017 the realized capital gains (losses) related to the fair value of assets using the fair value option were $(1) within the residential real estate and corporate sectors.

Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	Fair Value Hierarchy Level	Carrying Amount	Fair Value
September 30, 2018
Assets
Mortgage loans	Level 3	$3,559	$3,518
Liabilities
Other policyholder funds and benefits payable	Level 3	$784	$785
Senior notes [1]	Level 2	$3,587	$3,940
Junior subordinated debentures [1]	Level 2	$1,089	$1,142
December 31, 2017
Assets
Mortgage loans	Level 3	$3,175	$3,220
Liabilities
Other policyholder funds and benefits payable	Level 3	$825	$827
Senior notes [1]	Level 2	$3,415	$4,054
Junior subordinated debentures [1]	Level 2	$1,583	$1,699

[1]	Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments

Net Realized Capital Gains
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2018	2017	2018	2017
Gross gains on sales	$26	$46	$91	$184
Gross losses on sales	(41)	(16)	(129)	(84)
Equity securities [1]	46	—	88	—
Net OTTI losses recognized in earnings	(1)	(1)	(1)	(4)
Transactional foreign currency revaluation	—	—	1	14
Non-qualifying foreign currency derivatives	1	—	2	(14)
Other, net [2]	7	(3)	8	9
Net realized capital gains	$38	$26	$60	$105

[1]	Effective January 1, 2018, with adoption of new accounting guidance for equity securities at fair value, includes all changes in fair value and trading gains and losses for equity securities.

[2]
Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $8 and $(1), respectively, for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, the non-qualifying derivatives, excluding foreign currency derivatives, were $6 and $7, respectively.

Net realized capital gains (losses) from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (losses) on sales and impairments previously reported as unrealized gains or losses in AOCI were $(15) and $(59) for the three and nine months ended September 30, 2018, respectively, and $32 and $102 for the three and nine months ended September 30, 2017, respectively. Proceeds from sales of AFS securities totaled $4.6 billion and $13.1 billion for the three and nine months ended September 30, 2018, respectively, and $2.9 billion and $11.4 billion for the three and nine months ended September 30, 2017, respectively. Effective January 1, 2018, with adoption of new accounting guidance for equity securities, the proceeds from sales of AFS securities no longer includes equity securities.
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of September 30, 2018, was $41 and $50 for the three and nine months ended September 30, 2018, respectively. Prior to January 1, 2018, changes in net unrealized gains (losses) on equity securities were included in AOCI.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Impairments in Earnings by Type
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Credit impairments	$1	$—	$1	$2
Intent-to-sell impairments	—	—	—	—
Impairments on equity securities	—	1	—	2
Total impairments	$1	$1	$1	$4

Cumulative Credit Impairments
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2018	2017	2018	2017
Balance as of beginning of period	$(20)	$(94)	$(25)	$(110)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	—	—	—
Securities previously impaired	(1)	—	(1)	(2)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	1	—	6	8
Securities due to an increase in expected cash flows	—	—	—	10
Balance as of end of period	$(20)	$(94)	$(20)	$(94)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Available-for-Sale Securities

AFS Securities by Type
	September 30, 2018					December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,191	$3	$(3)	$1,191	$—	$1,119	$9	$(2)	$1,126	$—
CLOs	1,328	1	(3)	1,326	—	1,257	3	—	1,260	—
CMBS	3,718	25	(86)	3,657	(5)	3,304	58	(26)	3,336	(5)
Corporate	13,640	176	(324)	13,492	—	12,370	490	(56)	12,804	—
Foreign govt./govt. agencies	961	11	(20)	952	—	1,071	43	(4)	1,110	—
Municipal	10,276	402	(76)	10,602	—	11,743	754	(12)	12,485	—
RMBS	3,126	44	(52)	3,118	—	2,985	63	(4)	3,044	—
U.S. Treasuries	1,854	17	(43)	1,828	—	1,763	46	(10)	1,799	—
Total fixed maturities, AFS	36,094	679	(607)	36,166	(5)	35,612	1,466	(114)	36,964	(5)
Equity securities, AFS [2]						907	121	(16)	1,012	—
Total AFS securities	$36,094	$679	$(607)	$36,166	$(5)	$36,519	$1,587	$(130)	$37,976	$(5)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses in AOCI as of September 30, 2018 and December 31, 2017.

[2]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of September 30, 2018.

Fixed maturities, AFS, by Contractual Maturity Year
	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,033	$1,037	$1,507	$1,513
Over one year through five years	6,233	6,242	5,007	5,119
Over five years through ten years	6,543	6,469	6,505	6,700
Over ten years	12,922	13,126	13,928	14,866
Subtotal	26,731	26,874	26,947	28,198
Mortgage-backed and asset-backed securities	9,363	9,292	8,665	8,766
Total fixed maturities, AFS	$36,094	$36,166	$35,612	$36,964
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of September 30, 2018 or December 31, 2017.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of September 30, 2018
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$668	$666	$(2)	$74	$73	$(1)	$742	$739	$(3)
CLOs	929	926	(3)	10	10	—	939	936	(3)
CMBS	1,995	1,952	(43)	740	697	(43)	2,735	2,649	(86)
Corporate	7,586	7,364	(222)	1,412	1,310	(102)	8,998	8,674	(324)
Foreign govt./govt. agencies	552	537	(15)	95	90	(5)	647	627	(20)
Municipal	2,206	2,151	(55)	266	245	(21)	2,472	2,396	(76)
RMBS	1,795	1,751	(44)	184	176	(8)	1,979	1,927	(52)
U.S. Treasuries	1,024	1,001	(23)	402	382	(20)	1,426	1,383	(43)
Total fixed maturities, AFS in an unrealized loss position	$16,755	$16,348	$(407)	$3,183	$2,983	$(200)	$19,938	$19,331	$(607)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2017
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$461	$460	$(1)	$30	$29	$(1)	$491	$489	$(2)
CLOs	359	359	—	1	1	—	360	360	—
CMBS	1,178	1,167	(11)	243	228	(15)	1,421	1,395	(26)
Corporate	2,322	2,302	(20)	1,064	1,028	(36)	3,386	3,330	(56)
Foreign govt./govt. agencies	244	242	(2)	51	49	(2)	295	291	(4)
Municipal	511	507	(4)	236	228	(8)	747	735	(12)
RMBS	889	887	(2)	137	135	(2)	1,026	1,022	(4)
U.S. Treasuries	658	652	(6)	254	250	(4)	912	902	(10)
Total fixed maturities, AFS	6,622	6,576	(46)	2,016	1,948	(68)	8,638	8,524	(114)
Equity securities, AFS [1]	176	163	(13)	24	21	(3)	200	184	(16)
Total securities in an unrealized loss position	$6,798	$6,739	$(59)	$2,040	$1,969	$(71)	$8,838	$8,708	$(130)
[1]Effective January 1, 2018, with the adoption of new accounting guidance for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of September 30, 2018.
As of September 30, 2018, AFS securities in an unrealized loss position consisted of 2,926 securities, primarily in the corporate and commercial real estate sectors, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of September 30, 2018, 99% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the nine months ended September 30, 2018 was primarily attributable to higher interest rates and wider credit spreads.
Most of the securities depressed for twelve months or more relate to corporate securities, structured securities with exposure to commercial real estate, and municipal bonds. Corporate securities and commercial real estate securities were primarily depressed because current market spreads are wider and interest rates are higher than at the securities' respective purchase dates. Certain municipal bonds were depressed because the securities have long-dated maturities and interest rates have increased since their purchase. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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
As of September 30, 2018 and December 31, 2017, mortgage loans had an amortized cost and carrying value of $3.6 billion and $3.2 billion, respectively, with a valuation allowance of $1 for both periods.
As of both September 30, 2018 and December 31, 2017, the carrying value of mortgage loans that had a valuation allowance was $24. There were no mortgage loans held-for-sale as of September 30, 2018 or December 31, 2017. As of September 30, 2018, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

Valuation Allowance Activity
	2018	2017
Balance, as of January 1	$(1)	$—
Reversals/(Additions)	—	(1)
Deductions	—	1
Balance, as of September 30	$(1)	$—
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 53% as of September 30, 2018, while the weighted-average LTV ratio at origination of these loans was 61%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of September 30, 2018 and December 31, 2017, the Company held no delinquent mortgage loans past due by 90 days or more.

Mortgage Loans Credit Quality
	September 30, 2018		December 31, 2017
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$—	—	$18	1.27x
65% - 80%	406	1.68x	265	1.95x
Less than 65%	3,153	2.60x	2,892	2.76x
Total mortgage loans	$3,559	2.50x	$3,175	2.69x

Mortgage Loans by Region
	September 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$250	7.0%	$251	7.9%
Middle Atlantic	271	7.6%	272	8.6%
Mountain	31	0.9%	31	1.0%
New England	290	8.2%	293	9.2%
Pacific	870	24.4%	760	23.9%
South Atlantic	713	20.0%	710	22.4%
West North Central	148	4.2%	149	4.7%
West South Central	421	11.8%	278	8.7%
Other [1]	565	15.9%	431	13.6%
Total mortgage loans	$3,559	100.0%	$3,175	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments (continued)

Mortgage Loans by Property Type
	September 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$1,018	28.6%	$817	25.7%
Multifamily	1,083	30.4%	1,006	31.7%
Office	760	21.4%	751	23.7%
Retail	373	10.5%	367	11.5%
Single Family	82	2.3%	—	—%
Other	243	6.8%	234	7.4%
Total mortgage loans	$3,559	100.0%	$3,175	100.0%
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of September 30, 2018, under this program, the Company serviced commercial mortgage loans with a total outstanding principal of $5.9 billion, of which $3.6 billion was serviced on behalf of third parties and $2.3 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets . As of December 31, 2017, the Company serviced commercial mortgage loans with a total outstanding principal balance of $1.3 billion, of which $402 was serviced on behalf of third parties, $566 was retained and reported in total investments and $356 was reported in assets held for sale on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were zero as of September 30, 2018 and December 31, 2017, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of September 30, 2018 and December 31, 2017, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2018 and December 31, 2017 was limited to the total carrying value of $1.0 billion and $920, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, the Company has outstanding commitments totaling $689 and $787, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2017 Form 10-K Annual Report.
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
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The agreements require additional collateral to be transferred to the Company when necessary and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. The receivable for reverse repurchase agreements is included within short term investments in the Company's Condensed Consolidated Balance Sheets.

Securities Lending and Repurchase Agreements
	September 30, 2018	December 31, 2017
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$697	$922
Gross amount of associated liability for collateral received [1]	$714	$945

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$167	$174
Gross amount of collateral pledged related to repurchase agreements [2]	$168	$176
Gross amount of recognized receivables for reverse repurchase agreements	$36	$—

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments and is included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $2 and $0 million which are excluded from the Company's Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of September 30, 2018 and December 31, 2017, the fair value of securities on deposit were $2.5 billion .
As of September 30, 2018 and December 31, 2017, the Company pledged collateral of $46 and $104, respectively, of U.S. government securities and government agency securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of September 30, 2018 and December 31, 2017, the notional amount of interest rate swaps in offsetting relationships was $7.1 billion and $7.3 billion, respectively.
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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives [1]		Liability Derivatives [1]
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep. 30, 2018	Dec. 31, 2017	Sep. 30, 2018	Dec. 31, 2017	Sep. 30, 2018	Dec. 31, 2017	Sep. 30, 2018	Dec. 31, 2017
Cash flow hedges
Interest rate swaps	$2,080	$2,190	$—	$—	$—	$1	$—	$(1)
Foreign currency swaps	153	153	(11)	(13)	1	—	(12)	(13)
Total cash flow hedges	2,233	2,343	(11)	(13)	1	1	(12)	(14)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,111	7,986	(51)	(83)	3	7	(54)	(90)
Foreign exchange contracts
Foreign currency swaps and forwards	318	213	—	(1)	1	—	(1)	(1)
Credit contracts
Credit derivatives that purchase credit protection	8	61	—	1	—	2	—	(1)
Credit derivatives that assume credit risk [2]	923	823	14	3	15	3	(1)	—
Credit derivatives in offsetting positions	46	1,046	—	2	6	11	(6)	(9)
Equity contracts
Equity index swaps and options	125	258	1	1	1	1	—	—
Total non-qualifying strategies	9,531	10,387	(36)	(77)	26	24	(62)	(101)
Total cash flow hedges and non-qualifying strategies	$11,764	$12,730	$(47)	$(90)	$27	$25	$(74)	$(115)
Balance Sheet Location
Fixed maturities, available-for-sale	$153	$153	$—	$—	$—	$—	$—	$—
Other investments	9,377	9,957	14	10	19	16	(5)	(6)
Other liabilities	2,234	2,620	(61)	(100)	8	9	(69)	(109)
Total derivatives	$11,764	$12,730	$(47)	$(90)	$27	$25	$(74)	$(115)

[1]	Certain prior year amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	The derivative instruments related to this strategy are held for other investment purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities) [1]	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [2] (Liabilities) [3]	Accrued Interest and Cash Collateral (Received) [4] Pledged [3]	Financial Collateral (Received) Pledged [5]	Net Amount
As of September 30, 2018
Other investments	$27	$23	$14	$(10)	$2	$2
Other liabilities	$(74)	$(5)	$(61)	$(8)	$(61)	$(8)
As of December 31, 2017
Other investments	$25	$22	$10	$(7)	$1	$2
Other liabilities	$(115)	$(10)	$(100)	$(5)	$(96)	$(9)

[1]	Certain prior year amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	Included in other investments in the Company's Condensed Consolidated Balance Sheets.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[5]	Excludes collateral associated with exchange-traded derivative instruments.
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

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate swaps	$—	$2	$(16)	$16
Foreign currency swaps	—	(4)	1	(8)
Total	$—	$(2)	$(15)	$8

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate swaps
Net realized capital gains	$—	$—	$1	$5
Net investment income	7	8	24	27
Total	$7	$8	$25	$32
During the three and nine months ended September 30, 2018, and September 30, 2017, the Company had no ineffectiveness recognized in income within net realized capital gains (losses).
As of September 30, 2018, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $24. This expectation is based on the anticipated interest payments on

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and nine months ended September 30, 2018, and September 30, 2017, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign exchange contracts
Foreign currency swaps and forwards	$1	$—	$2	$(14)
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	1	(4)	7	(6)
Credit contracts
Credit derivatives that purchase credit protection	—	8	—	26
Credit derivatives that assume credit risk	8	(2)	—	(9)
Equity contracts
Equity index swaps and options	(1)	(3)	(1)	(3)
Other
Contingent capital facility put option	—	—	—	(1)
Total other non-qualifying derivatives	8	(1)	6	7
Total [1]	$9	$(1)	$8	$(7)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of September 30, 2018
Single name credit default swaps
Investment grade risk exposure	$170	$4	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	743	10	6 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	12	—	5 years	CMBS Credit	A-	2	—
Below investment grade risk exposure	21	(6)	Less than 1 year	CMBS Credit	CCC	21	6
Total [5]	$946	$8				$23	$6
As of December 31, 2017
Single name credit default swaps
Investment grade risk exposure	$130	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Below investment grade risk exposure	9	—	Less than 1 year	Corporate Credit	B	9	—
Basket credit default swaps [4]
Investment grade risk exposure	1,137	2	3 years	Corporate Credit	BBB+	454	(2)
Below investment grade risk exposure	27	2	3 years	Corporate Credit	B+	27	—
Investment grade risk exposure	13	(1)	5 years	CMBS Credit	A	3	—
Below investment grade risk exposure	30	(6)	Less than 1 year	CMBS Credit	CCC	30	7
Total [5]	$1,346	$—				$523	$5

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

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2018 and December 31, 2017, the Company pledged cash collateral with a fair value of $1 associated with derivative instruments. The collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of September 30, 2018 and December 31, 2017, the Company also pledged securities collateral associated with derivative instruments with a fair value of $68 and $101, respectively, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. In addition, as of September 30, 2018 and December 31, 2017, the Company has also pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $99 and $96, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
As of September 30, 2018 and December 31, 2017, the Company accepted cash collateral associated with derivative instruments of $13 and $11, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Derivative Instruments (continued)

sheet. The Company also accepted securities collateral as of September 30, 2018 and December 31, 2017, with a fair value of $2, none of which the Company has the ability to sell or repledge. As of September 30, 2018 and December 31, 2017, the Company had no repledged securities and did not sell any securities held as collateral. In addition, as of September 30, 2018 and December 31, 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses

Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2018	2017
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,775	$22,545
Reinsurance and other recoverables	3,957	3,488
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,818	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year	5,151	5,587
Prior accident year development	(139)	1
Total provision for unpaid losses and loss adjustment expenses	5,012	5,588
Less payments
Current accident year	1,647	1,770
Prior accident years	3,166	3,143
Total payments	4,813	4,913
Ending liabilities for unpaid losses and loss adjustment expenses, net	20,017	19,732
Reinsurance and other recoverables	3,780	3,508
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$23,797	$23,240
Unfavorable (Favorable) Prior Accident Year Development

	For the nine months ended September 30,
	2018	2017
Workers’ compensation	$(97)	$(29)
Workers’ compensation discount accretion	30	21
General liability	32	10
Package business	(16)	(22)
Commercial property	(10)	(5)
Professional liability	(12)	—
Bond	—	10
Automobile liability - Commercial Lines	(15)	20
Automobile liability - Personal Lines	(10)	—
Homeowners	(20)	—
Net asbestos reserves	—	—
Net environmental reserves	—	—
Catastrophes	(47)	(12)
Uncollectible reinsurance	22	—
Other reserve re-estimates, net	4	8
Total prior accident year development	$(139)	$1

Re-estimates of prior accident year reserves for the nine months ended September 30, 2018
Workers’ compensation reserves were reduced in small commercial and middle market, primarily for accident years 2012 to 2015, as both claim frequency and medical claim severity have emerged favorably compared to previous reserve estimates.
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
Package business reserves were reduced, primarily due to lower reserve estimates for both liability and property for accident years 2010 and prior, including a recovery of loss adjustment expenses for the 2005 accident year.
Commercial property reserves were reduced, driven by an increase in estimated reinsurance recoverables on middle market property losses from the 2017 accident year.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Professional liability reserves were reduced, principally for accident years 2014 and prior, for directors and officers liability claims principally due to a number of older claims closing with limited or no payment.
Automobile liability reserves were reduced, primarily driven by reduced estimates of loss adjustment expenses in small commercial for recent accident years and favorable development in personal automobile liability for accident years 2014 to 2017, principally due to lower severity, including with uninsured and underinsured motorist claims.
Homeowners reserves were reduced, primarily in accident years 2013 to 2017, driven by lower than expected severity across multiple perils.
Catastrophes reserves were reduced, primarily as a result of lower estimated net losses from 2017 catastrophes, principally related to hurricanes Harvey and Irma. Before reinsurance, estimated losses for 2017 catastrophe events decreased by $133 in the nine months ended September 30, 2018, resulting in a decrease in reinsurance recoverables of $90 as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty as aggregate ultimate losses for 2017 catastrophe events are now projected to be less than $850.
Uncollectible reinsurance reserves were increased due to lower anticipated recoveries related to older accident years.
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
Package reserves were reduced for accident years 2013 and prior largely due to reducing the Company's estimate of allocated loss adjustment expenses incurred to settle the claims.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses (continued)

Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2018	2017
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,512	$5,772
Reinsurance recoverables	209	208
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,303	5,564
Add: Aetna U.S. group life and disability business acquisition [1]	42	—
Provision for unpaid losses and loss adjustment expenses
Current incurral year	3,423	1,960
Prior year's discount accretion	175	148
Prior incurral year development [2]	(284)	(162)
Total provision for unpaid losses and loss adjustment expenses [3]	3,314	1,946
Less: payments
Current incurral year	1,659	917
Prior incurral years	1,741	1,118
Total payments	3,400	2,035
Ending liabilities for unpaid losses and loss adjustment expenses, net	8,259	5,475
Reinsurance recoverables	241	208
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,500	$5,683

[1]	Represents an adjustment to Aetna U.S. group life and disability business reserves, net of reinsurance as of the acquisition date, upon finalization of the opening balance sheet.

[2]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[3]
Includes unallocated loss adjustment expenses of $131, and $74 for the nine months ended September 30, 2018 and 2017, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

Re-estimates of prior incurral years reserves for the nine months ended September 30, 2018
Group disability- Prior period reserve estimates decreased by approximately $195 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions and claim incidence lower than prior assumptions.  Short-term disability has also experienced favorable claim recoveries.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $85 largely driven by lower-than-previously expected claim incidence inclusive of group life, group life premium waiver, and group accidental death & dismemberment.
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2017
Group disability- Prior period reserve estimates decreased by approximately $105 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions. This favorability was partially reduced by lower expectation of future benefit offsets, particularly lower Social Security disability income approval rates and longer decision turnaround times in the Social Security Administration.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $55 largely driven by lower than previously expected claim incidence in group life and group life premium waiver and lower than expected severity on group accidental death & dismemberment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Reserve for Future Policy Benefits

Changes in Reserves for Future Policy Benefits[1]
Liability balance as of January 1, 2018	$713
Incurred	10
Paid	(25)
Change in unrealized investment gains and losses	(42)
Liability balance as of September 30, 2018	$656
Reinsurance recoverable asset, as of January 1, 2018	$26
Incurred	10
Paid	(1)
Reinsurance recoverable asset, as of September 30, 2018	$35

Liability balance as of January 1, 2017	$322
Incurred	27
Paid	(24)
Change in unrealized investment gains and losses	(9)
Liability balance as of September 30, 2017	$316
Reinsurance recoverable asset, as of January 1, 2017	$28
Incurred	(6)
Paid	—
Reinsurance recoverable asset, as of September 30, 2017	$22
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
Junior Subordinated Debentures
On June 15, 2018, The Hartford redeemed $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068. During the initial offering of the 8.125% debentures, the Company entered into a replacement capital covenant ("RCC"), and under the terms of the RCC, if the Company redeemed the 8.125% debentures at any time prior to June 15, 2048 it could only do so with the proceeds from the sale of certain qualifying replacement securities. The 3 month Libor plus 2.125% debentures issued February 15, 2017 are qualifying replacement securities within the definition of RCC. In connection with this redemption, the Company recognized a $6 loss on extinguishment of debt for unamortized deferred debt issuance costs.
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
Revolving loans from the Credit Facility may be in multiple currencies. U.S. dollar loans will bear interest at a floating rate equivalent to an indexed rate depending on the type of borrowing and a basis point spread based on The Hartford's credit rating and will mature no later than March 29, 2023. Letters of credit issued from the Credit Facility bear a fee based on The Hartford's credit rating and expire no later than March 29, 2024. The Credit Facility requires the Company to maintain a minimum consolidated net worth excluding AOCI of $9 billion, limit the ratio of senior debt to capitalization, excluding AOCI, at 35% and meet other customary covenants. The Credit Facility is for general corporate purposes.
As of September 30, 2018, no borrowings were outstanding and

$3 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Commercial Paper
As of September 30, 2018, the Hartford's maximum borrowings available under its commercial paper program was $750 and there was no commercial paper outstanding. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. On July 19, 2018, the Board of Directors revised the Company's commercial paper issuance authorization from $1 billion to $750 to align the program with the Company's $750 five year revolving credit facility which became effective on June 11, 2018.
Collateralized Advances with Federal Home Loan Bank of Boston
In August 2018, the Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), became members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. FHLBB membership required the purchase of member stock and requires additional member stock ownership of 3% or 4% of any amount borrowed. Acceptable forms of collateral include real estate backed fixed maturities and mortgage loans and the amount of advances that can be taken is limited to a percentage of the fair value of the assets that ranges from a high of 97% for US government-backed fixed maturities maturing within 3 years to a low of 40% for A-rated commercial mortgage-backed fixed maturities maturing in 5 years or more. In its consolidated balance sheets, The Hartford would present the liability for advances taken based on use of the funds with advances for general corporate purposes presented in short- or long-term debt and advances to earn incremental investment income presented in other liabilities, consistent with other collateralized financing transactions such as securities lending and repurchase agreements. The Connecticut Department of Insurance (“CTDOI”) permits Hartford Fire and HLA to pledge up to $1.3 billion and $0.5 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2018. The pledge limit is determined annually based on statutory admitted assets and capital and surplus of Hartford Fire and HLA, respectively. As of September 30, 2018, there were no advances outstanding under the FHLBB facility.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Income Taxes

Income Tax Rate Reconciliation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tax provision at U.S. federal statutory rate [1]	$112	$64	$333	$105
Tax-exempt interest	(16)	(31)	(50)	(91)
Executive compensation	1	—	8	—
Stock-based compensation	(3)	(4)	(5)	(12)
Tax Reform	11	—	13	—
Other	(2)	7	(2)	3
Provision for income taxes	$103	$36	$297	$5
[1]Due to the passage of Tax Reform on December 22, 2017, current and prior period federal statutory rates are reflected at 21% and 35% respectively.

Rollforward of Unrecognized Tax Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$9	$12	$9	$12
Gross increases - tax positions in prior period	5	—	5	—
Gross decreases - tax positions in prior period	—	—	—	—
Balance, end of period	$14	$12	$14	$12
The Company's unrecognized tax benefits were increased by $5 for the three and nine months ended September 30, 2018 due to the filing of the Company's 2017 federal income tax return.

The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release. In addition, for the three and nine months ended September 30, 2018 the Company recorded a receivable of $5 related to a tax indemnification agreement associated with the sale of Talcott Resolution. The receivable is separate from the tax liability and is classified as an other asset on the balance sheet.
For the three and nine months ended September 30, 2018, the Company recorded income tax expenses of $11 and $13, respectively, related to tax reform due to the filing of the Company's 2017 federal income tax return and finalization of the opening balance sheet for the Aetna Group Benefits acquisition as a lower corporate income tax rate (post acquisition) reduced the value of net deferred tax assets that were adjusted during the measurement period.
The federal audits have been completed through 2013, and the Company is not currently under examination for any open years. Management believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized no interest expense for the three and nine months ended September 30, 2018 and 2017. The Company had no interest payable as of September 30, 2018 and 2017. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover and general business credit carryforward as shown in the table below.

Future Tax Benefits
	As of
	September 30, 2018		Expiration
	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover - U.S.	$2,814	$591	2023	-	2036	$2,814
Net operating loss carryover - foreign	$4	$—	No expiration			$4
Foreign tax credit carryover	$5	$5	2023	-	2024	$5
General business credit carryover	$4	$4	2031	-	2037	$4
Net Operating Loss Carryover
U.S. Net Operating Losses ("NOLs") reflected above arose in taxable years prior to 2017 and are still subject to prior tax law which allows for carryback and limits the period over which carryforwards may be used to offset taxable income as shown in the above table. Utilization of the Company's loss carryovers is dependent upon the generation of sufficient future taxable income. Given the expected earnings of the Company going forward, including earnings of its property and casualty, group benefits and mutual fund businesses, the Company expects to generate sufficient taxable income in the future to utilize its net operating loss carryover. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time.

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
Alternative Minimum Tax Credit Carryovers- As of September 30, 2018, the Company had alternative minimum tax credit (AMT) carryovers, net of a sequestration fee payable, of $789, which are reflected as current income tax receivables within Other Assets in the accompanying condensed consolidated balance sheet. For the three and nine months ended September 30, 2018, the Company recorded a decrease in the AMT of $4 due to the filing of the 2017 federal income tax return as well as filings of the 2014, 2015 and 2016 amended federal income tax returns. AMT credits may be used to offset a regular tax liability for any taxable year beginning after December 31, 2017, and are refundable at an amount equal to 50 percent of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Any remaining credits not used against regular tax liability are refundable in the 2021 tax year to be collected in 2022. The sequestration fee applies to refunds of AMT credits but does not apply if those credits are used against regular tax liability. As of September 30, 2018, the Company's AMT credit carryover was net of an estimated sequestration fee payable of $52, but the amount of the fee that is ultimately payable is subject to change depending on the level and timing of future taxable income and any subsequent changes in the sequestration rate. For the three and nine months ended September 30, 2018, the Company recorded income tax benefits of $0 and $3, respectively, related to the reduction of the sequestration rate from 6.6 percent to 6.2 percent.

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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. In addition to the matter described below, these actions include putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper sales or underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability, life and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. During the course of the litigation, the claims regarding distribution fees were dismissed without prejudice, the lineup of funds as plaintiffs changed several times, and the plaintiffs added as a defendant Hartford Funds Management Company (“HFMC”), an indirect subsidiary of the

Company that assumed the role of advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to one fund. In March 2016, the court denied the plaintiff's motion, and granted summary judgment for HIFSCO and HFMC with respect to one fund, leaving six funds as plaintiffs: The Hartford Balanced Fund, The Hartford Capital Appreciation Fund, The Hartford Floating Rate Fund, The Hartford Growth Opportunities Fund, The Hartford Healthcare Fund, and The Hartford Inflation Plus Fund. A bench trial on the issue of liability was held in November 2016. In February 2017, the court granted judgment for HIFSCO and HFMC as to all claims. Plaintiffs appealed. In August 2018, the judgment was affirmed by the United States Court of Appeals for the Third Circuit. Although plaintiffs may still seek review by the United States Supreme Court, management believes that the possibility of a material adverse outcome in this matter is remote.
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
As of September 30, 2018, the Company reported $1.1 billion of net asbestos reserves and $214 of net environmental reserves. While the Company believes that its current A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
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

Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, cumulative adverse development of A&E claims could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these changes could be material to the Company’s consolidated operating results and liquidity. As of September 30, 2018, the Company has incurred $285 in cumulative adverse development on A&E reserves that have been ceded under the ADC treaty with NICO, leaving approximately $1.2 billion of coverage available for future adverse net reserve development, if any.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2018 was $69, of which the legal entities have posted collateral of $68 in the normal course of business. Based on derivative market values as of September 30, 2018, a downgrade of one level below the current financial strength rates by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of September 30, 2018, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require an additional $8 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, if required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Equity

Capital Purchase Program ("CPP") Warrants
As of September 30, 2018 and December 31, 2017, respectively, the Company has 2.1 million and 2.2 million of CPP warrants outstanding and exercisable. CPP warrant exercises were 0.1 million and 0.6 million for the three months ended September 30, 2018 and 2017, respectively. CPP warrant exercises were 0.2 million and 1.7 million for the nine months ended September 30, 2018 and 2017, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended September 30, 2018 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $8.886 as of September 30, 2018 and $8.999 as of December 31, 2017.
Equity Repurchase Program
The Company does not currently have an equity repurchase authorization in 2018.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2018
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$211	$(3)	$(12)	$33	$(1,582)	$(1,353)
OCI before reclassifications	(183)	(1)	1	1	1	(181)
Amounts reclassified from AOCI	12	—	(6)	—	9	15
OCI, net of tax	(171)	(1)	(5)	1	10	(166)
Ending balance	$40	$(4)	$(17)	$34	$(1,572)	$(1,519)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2018
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,931	$(3)	$18	$34	$(1,317)	$663
Cumulative effect of accounting changes, net of tax [1]	273	—	2	4	(284)	(5)
Adjusted balance, beginning of period	2,204	(3)	20	38	(1,601)	658
OCI before reclassifications [2]	(2,213)	—	(12)	(4)	—	(2,229)
Amounts reclassified from AOCI	49	(1)	(25)	—	29	52
OCI, net of tax	(2,164)	(1)	(37)	(4)	29	(2,177)
Ending balance	$40	$(4)	$(17)	$34	$(1,572)	$(1,519)
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$(15)	$(59)	Net realized capital gains
	(15)	(59)	Total before tax
	(3)	(12)	Income tax expense
	—	(2)	Income from discontinued operations, net of tax
	$(12)	$(49)	Net income
OTTI Losses in OCI
Other than temporary impairments	$—	$—	Net realized capital gains
	—	—	Total before tax
	—	—	Income tax expense
	$—	$1	Income from discontinued operations, net of tax
	$—	$1	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$1	Net realized capital gains
Interest rate swaps	7	24	Net investment income
	7	25	Total before tax
	1	5	Income tax expense
	$—	$5	Income from discontinued operations, net of tax
	$6	$25	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(14)	(42)	Insurance operating costs and other expenses
	(12)	(37)	Total before tax
	(3)	(8)	Income tax expense
	$(9)	$(29)	Net income
Total amounts reclassified from AOCI	$(15)	$(52)	Net income

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2017
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,755	$(3)	$57	$13	$(1,328)	$494
OCI before reclassifications	119	(1)	(2)	14	1	131
Amounts reclassified from AOCI	(34)	—	(12)	—	6	(40)
OCI, net of tax	85	(1)	(14)	14	7	91
Ending balance	$1,840	$(4)	$43	$27	$(1,321)	$585

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss) (continued)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2017
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,276	$(3)	$76	$6	$(1,692)	$(337)
OCI before reclassifications	683	(1)	7	21	(144)	566
Amounts reclassified from AOCI	(119)	—	(40)	—	515	356
OCI, net of tax	564	(1)	(33)	21	371	922
Ending balance	$1,840	$(4)	$43	$27	$(1,321)	$585

Reclassifications from AOCI
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$32	$102	Net realized capital gains
	32	102	Total before tax
	11	36	Income tax expense
	13	53	Income from discontinued operations, net of tax
	$34	$119	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$5	Net realized capital gains
Interest rate swaps	8	27	Net investment income
	8	32	Total before tax
	3	11	Income tax expense
	7	19	Income from discontinued operations, net of tax
	$12	$40	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$—	Insurance operating costs and other expenses
Amortization of actuarial loss	(12)	(45)	Insurance operating costs and other expenses
Settlement loss	—	(747)	Insurance operating costs and other expenses
	(10)	(792)	Total before tax
	(4)	(277)	Income tax expense
	$(6)	$(515)	Net income
Total amounts reclassified from AOCI	$40	$(356)	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Employee Benefit Plans

The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2017 Annual Report on Form 10-K. The Company made a contribution of $101 in September 2018 to the U.S. qualified defined benefit pension plan.

Net Periodic Benefit
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Service cost	$1	$1	$—	$—
Interest cost	36	36	1	2
Expected return on plan assets	(57)	(55)	(2)	(2)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	12	11	2	1
Settlements	—	—	—	—
Net periodic benefit	$(8)	$(7)	$(1)	$(1)

Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$3	$3	$—	$6
Interest cost	107	134	4	(6)
Expected return on plan assets	(172)	(214)	(5)	(5)
Amortization of prior service credit	—	—	(5)	—
Amortization of actuarial loss	37	41	5	4
Settlements	—	750	—	—
Net periodic cost (benefit)	$(25)	$714	$(1)	$(1)

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
The Company has recognized a loss on sale within discontinued operations of approximately $3.1 billion including $3.3 billion in the fourth quarter of 2017 and a reduction in loss on sale of $202 in the first nine months of 2018. The reduction in loss on sale in 2018 primarily resulted from the reclassification to retained earnings of $193 of tax effects stranded in AOCI due to the accounting for Tax Reform and a $141 increase in estimated retained tax benefits, primarily net operating loss carryovers, partially offset by $104 of operating income from discontinued operations during the period up until the closing date and a reclassification of $10 of net unrealized capital gains from AOCI to retained earnings. See Note 1 - Adoption of New Accounting Standards within Basis of Presentation and Significant Accounting Policies, for additional information about the reclassifications from AOCI to retained earnings. The estimated amount of retained net operating loss carryovers depends on the estimated tax basis of the business sold which has increased since the date the Company entered into the sale agreement. At closing, shareholders’ equity was further reduced for the amount of AOCI of the life and annuity run-off business, which was approximately $758 largely consisting of net unrealized gains on investments, net of shadow DAC. The AOCI balance was $1 billion as of December 31, 2017.
Cash inflows and outflows from and to the life and annuity run-off business after closing were immaterial to the overall inflows and outflows the Company. Additionally, the revenues and expenses presented in continuing operations related to pre-disposal operations were immaterial.
The Company will manage invested assets of the life and annuity run-off business for an initial term of five years and provide transition services for up to 24 months.
The Hartford reported its 9.7% ownership interest in Hopmeadow Holdings LP in other assets in the Consolidated Balance Sheet, which is accounted for under the equity method.

The Hartford recognizes its share of income in other revenues in the Condensed Consolidated Statement of Operations on a three month delay when financial information from the investee becomes available. The Company recognized $2 of income for the three and nine months ended September 30, 2018. The post-sale period amount represents month of June 2018 results as the Company's share of net income is dependent on the availability of financial information from the investee.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Business Dispositions and Discontinued Operations (continued)

Reconciliation of the Major Line Items Constituting Pretax Profit (Loss) of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Earned premiums	$—	$27	$39	$97
Fee income and other	—	217	382	665
Net investment income	—	326	519	964
Net realized capital gains (losses)	4	(29)	(68)	(53)
Total revenues	4	541	872	1,673
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	—	356	535	1,036
Amortization of DAC	—	15	58	58
Insurance operating costs and other expenses [1]	(5)	93	157	275
Total benefits, losses and expenses	(5)	464	750	1,369
Income before income taxes	9	77	122	304
Income tax expense (benefit)	(7)	(12)	2	28
Income from operations of discontinued operations, net of tax	16	89	120	276
Net realized capital gain (loss) on disposal, net of tax	(11)	—	202	—
Income from discontinued operations, net of tax	$5	$89	$322	$276
[1]Corporate allocated overhead has been included in continuing operations.
Cash flows from discontinued operations included in the Consolidated Statement of Cash Flows were as follows:
Cash Flows from Discontinued Operations

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities from discontinued operations	$603	$612
Net cash provided by investing activities from discontinued operations	$463	$266
Net cash used in financing activities from discontinued operations [1]	$(737)	$(595)
Cash paid for interest	$—	$2
[1] Excludes return of capital to parent of $619 and $598 for the nine months ended September 30, 2018 and 2017, respectively.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion; Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q; Part II, Item 1A, Risk Factors in The Hartford's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018; Part I, Item 1A, Risk Factors in The Hartford’s 2017 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
On August 22, 2018, the Company announced it entered into a definitive agreement to acquire all outstanding common shares of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.1 billion in cash. The transaction is expected to close in the first half of 2019, subject to approval by Navigators Group's shareholders and other customary closing conditions, including receipt of regulatory approvals.
On May 31, 2018, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, completed the sale of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company, and its life and annuity operating subsidiaries. For discussion of this transaction, see Note 18 - Business Dispositions and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
On February 16, 2018, The Hartford entered into a renewal rights agreement with the Farmers Exchanges, of the Farmers Insurance Group of Companies, to acquire its Foremost-branded small commercial business sold through independent agents. Written premium from this agreement began in the third quarter of 2018.
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
Reconciliation of Net Income to Core Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$432	$234	$1,611	$572
Less: Net realized capital gains excluded from core earnings, before tax	37	25	57	101
Less: Loss on extinguishment of debt, before tax	—	—	(6)	—
Less: Pension settlement, before tax	—	—	—	(750)
Less: Integration and transaction costs associated with acquired business, before tax	(12)	—	(35)	—
Less: Income tax benefit (expense)	(16)	(10)	(18)	224
Less: Income from discontinued operations, after tax	5	89	322	276
Core earnings	$418	$130	$1,291	$721
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
Similar to Property & Casualty, profitability of the Group Benefits business depends, in large part, on the ability to evaluate and price risks appropriately and make reliable estimates of mortality, morbidity, disability and longevity. To manage the pricing risk,

Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. However, as policies are typically sold with rate guarantees of up to three years, pricing for the Company’s products could prove to be inadequate if loss and expense trends emerge adversely during the rate guarantee period. For some of its products, the Company is required to obtain approval for its premium rates from state insurance departments. New and renewal business for group benefits business, particularly for long-term disability, are priced using an assumption about expected investment yields over time. While the Company employs asset-liability duration matching strategies to mitigate risk and may use interest-rate sensitive derivatives to hedge its exposure in the Group Benefits investment portfolio, cash flow patterns related to the payment of benefits and claims are uncertain and actual investment yields could differ significantly from expected investment yields, affecting profitability of the business. In addition to appropriately evaluating and pricing risks, the profitability of the Group Benefits business depends on other factors, including the Company’s response to pricing decisions and other actions taken by competitors, its ability to offer voluntary products and self-service capabilities, the persistency of its sold business and its ability to manage its expenses which it seeks to achieve through economies of scale and operating efficiencies.
The financial results of the Company’s mutual fund and ETP businesses depend largely on the amount of assets under management and the level of fees charged based, in part, on asset share class and product type. Changes in assets under management are driven by two main factors, net flows, and the market return of the funds, which is heavily influenced by the return realized in the equity and bond markets. Net flows are comprised of new sales less redemptions by mutual fund and ETP shareholders. Financial results are highly correlated to the growth in assets under management since these products generally earn fee income on a daily basis.
The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits, losses and loss adjustment expenses are paid. Due to the need to maintain sufficient liquidity to satisfy claim obligations, the majority of the Company’s invested assets have been held in available-for-sale securities, including, among other asset classes, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-backed securities, asset-backed securities and collateralized loan obligations.
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
Net income of $432, or $1.20 per basic share and $1.19 per diluted share, increased from third quarter 2017 net income of $234, or $0.65 per basic share and $0.64 per diluted share, primarily due to higher earnings from continuing operations, partially offset by a decrease in income from discontinued operations. The higher income from continuing operations was primarily driven by an increase in income in Property and Casualty, Group Benefits and Mutual Funds that was partially attributable to a lower corporate Federal income tax rate in 2018.
Book value per diluted share decreased to $34.95 from $37.11 as of December 31, 2017 as a result of a 6% decrease in stockholders' equity resulting primarily from a decrease in AOCI over the nine month period, partially offset by net income in excess of shareholder dividends. AOCI decreased mainly due to the removal of AOCI related to Talcott Resolution upon the closing of the sale of that business, as well as lower net unrealized capital gains, driven by higher interest rates.

Net Investment Income	Annualized Investment Yield After tax
Net investment income of $444 increased 10% compared with third quarter 2017 primarily due to higher fixed maturities asset levels primarily driven by the acquisition of Aetna's U.S. group life and disability business.
Net realized gains increased compared with the third quarter 2017, with gains in 2018 primarily driven by appreciation in value of equity securities due to higher equity market levels, partially offset by net losses on sales in 2018 of fixed maturity securities driven by sector repositioning.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Annualized investment yield of 3.3%, after tax, increased from 3.0%, after tax, compared with third quarter 2017, primarily due to the effect of a lower corporate Federal income tax rate.
Net unrealized gains, after tax, for fixed maturities in the investment portfolio decreased by $171 in third quarter 2018 primarily due to the effect of higher interest rates.

Written Premiums	Combined Ratio
Written premiums for Property & Casualty decreased 1% compared with third quarter 2017 reflecting a decrease in Personal Lines, largely offset by an increase in Commercial Lines.
Combined ratio for Property & Casualty decreased 9.8 points to 97.3 compared with a combined ratio of 107.1 in third quarter 2017, largely due to lower catastrophes, a lower current accident year loss and loss adjustment expense ratio for automobile and homeowners and favorable prior accident year development, partially offset by higher workers' compensation loss costs and a higher expense ratio.
Catastrophe losses of $169, before tax, decreased from catastrophe losses of $352, before tax, in third quarter 2017, largely due to losses from hurricanes Harvey and Irma in 2017.
Prior accident year development was a net favorable $60, before tax, in third quarter 2018, primarily due to a decrease in reserves for workers' compensation, professional liability, auto liability and 2017 catastrophes. Reserve development was a net favorable $1, before tax, in third quarter 2017, primarily due to a decrease in reserves for small commercial package business offset by a reserve increase for customs bond claims.

Net Income Margin - Group Benefits
Net income margin for Group Benefits decreased to 5.1% from 7.7% in the third quarter 2017, primarily due to integration costs in 2018, a change from net realized capital gains to net realized capital losses, income tax expense from the impact of lower tax rates on

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

deferred tax assets recognized upon filing of the 2017 tax return and finalization of the opening balance sheet for the Aetna U.S. group life and disability benefits acquisition and amortization of other intangible assets in 2018. Contributing to the net income margin in both the 2018 and 2017 periods was favorable prior incurral year development net of discount accretion with favorable life mortality and long term disability incidence trends in third quarter 2018, partially offset by lower claim terminations.
CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes beginning on page 6 as well as with the segment operating results sections of MD&A.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Earned premiums	$3,987	$3,447	16%	$11,872	$10,340	15%
Fee income	344	291	18%	994	855	16%
Net investment income	444	404	10%	1,323	1,209	9%
Net realized capital gains	38	26	46%	60	105	(43%)
Other revenues	29	24	21%	73	66	11%
Total revenues	4,842	4,192	16%	14,322	12,575	14%
Benefits, losses and loss adjustment expenses	2,786	2,638	6%	8,219	7,482	10%
Amortization of deferred policy acquisition costs	348	341	2%	1,034	1,030	—%
Insurance operating costs and other expenses	1,091	952	15%	3,195	3,521	(9%)
Loss on extinguishment of debt	—	—	—%	6	—	NM
Interest expense	69	79	(13%)	228	238	(4%)
Amortization of other intangible assets	18	1	NM	54	3	NM
Total benefits, losses and expenses	4,312	4,011	8%	12,736	12,274	4%
Income (loss) from continuing operations before income taxes	530	181	193%	1,586	301	NM
Income tax expense	103	36	186%	297	5	NM
Income from continuing operations, net of tax	427	145	194%	1,289	296	NM
Income from discontinued operations, net of tax	5	89	(94%)	322	276	17%
Net income	$432	$234	85%	$1,611	$572	182%
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
Net income increased by $198 with an increase in income from continuing operations partially offset by a decrease in income from discontinued operations due to the sale of the run-off life and annuity business. Income from continuing operations increased by $282, primarily due to a higher before tax underwriting gain in Property & Casualty, increased before tax income in Group Benefits due to favorable life results and contribution from the fourth quarter 2017 acquisition of the Aetna U.S. group life and disability benefits business, and higher earnings in Mutual Funds driven by an increase in assets under management. Also contributing to the increase was the effect of a lower corporate Federal income tax rate in 2018. Contributing to the higher underwriting gain in Property & Casualty was lower current accident year catastrophes, more favorable prior accident year development, and an increase in current accident year underwriting results before catastrophes in Personal Lines automobile.

Earned premiums increased by $540 before tax, primarily due to the acquisition of the Aetna U.S. group life and disability business in November 2017 that has increased earned premiums in the Group Benefits segment. Earned premiums in Property and Casualty declined slightly, reflecting an 8% decline in Personal Lines, partially offset by a 4% increase in Commercial Lines. For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income increased by 18% reflecting higher fee income in Group Benefits related to an increase in administrative service contracts as a result of the Aetna acquisition, in Mutual Funds largely due to higher assets under management, and in Corporate resulting from fees earned on the management of Talcott Resolution's investment portfolio.
Net investment income increased by 10%, primarily due to a higher level of invested assets due to the acquisition of the Aetna U.S. group life and disability business. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net realized capital gains of $38 in the third quarter of 2018 increased from the third quarter of 2017, with gains in 2018 primarily driven by appreciation in value of equity securities due to higher equity market levels, partially offset by losses on sales of fixed maturity securities driven by sector repositioning. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains.
Benefits, losses and loss adjustment expenses increased in Group Benefits, partially offset by a decrease in Property & Casualty. The increase in Group Benefits was largely due to the acquisition of the Aetna U.S. group life and disability business. The decrease in incurred losses for Property & Casualty was driven by:

•
Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty decreased $52 before tax, primarily resulting from the effect of lower earned premium and a lower automobile loss ratio in Personal Lines, partially offset by the effect of higher earned premium in Commercial Lines and higher workers’ compensation claim frequency.

•
Current accident year catastrophe losses of $169, before tax, for the three months ended September 30, 2018, compared to $352, before tax, for the prior year period. Catastrophe losses in 2018 were primarily from hurricane Florence, wind and hail events in Colorado and wildfires in California and Colorado. Catastrophe losses in 2017 were primarily from hurricanes Harvey and Irma which accounted for $332, before tax, of catastrophe losses in the quarter. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Net prior accident year reserve development in Property & Casualty was favorable $60, before tax, for the three months ended September 30, 2018, compared to favorable net reserve development of $1, before tax, for the prior year period. Prior accident year development in 2018 primarily included reserve decreases in reserves for workers’ compensation, professional liability, auto liability and catastrophe reserves. Prior accident year development in 2017 included a decrease in reserves for small commercial package business offset by a reserve increase for customs bond claims. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

Amortization of deferred policy acquisition costs was up slightly year over year as an increase in Commercial Lines was mostly offset by a decrease in Personal Lines.
Insurance operating costs and other expenses increased due to operating costs associated with the acquisition of the Aetna U.S. group life and disability business, an increase in direct marketing expenses in Personal Lines to generate new business growth, higher commissions in middle market, and higher variable expenses in Mutual Funds.
Amortization of other intangible assets increased reflecting the amortization of customer relationship and other intangibles in the Group Benefits segment that arose from the acquisition of the Aetna U.S. group life and disability business.
Income tax expense increased due to an increase in before tax income, partially offset by the effect of a lower corporate Federal income tax rate. Differences between the Company's effective income tax rate and the U.S. statutory rate of 21% and 35% in 2018 and 2017, respectively, are due primarily to tax-exempt interest earned on invested assets, stock-based compensation and non-deductible executive compensation. In the third quarter of 2018, the Company recorded adjustments to 2017 tax year estimates as a result of filing the 2017 Federal income tax return and finalization of the opening balance sheet for the Aetna U.S. group life and disability business acquisition that resulted in increasing income tax expense by $14 in Group Benefits offset by an income tax benefit within income from discontinued operations of $11 in Corporate. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Net income increased primarily due to a pension settlement charge of $488, after tax, in the nine months ended September 30, 2017, an increase in income across Property & Casualty, Group Benefits and Mutual Funds that was partially attributable to a lower corporate Federal income tax rate in 2018. Within Property & Casualty, an improvement in before tax earnings was mostly driven by lower current accident year catastrophes, favorable prior accident year development related to workers’ compensation and 2017 catastrophe events and due to improved Personal Lines automobile results. The improvement in Group Benefits income before tax was largely due to a lower disability ratio and revenue growth, including from the acquisition of the Aetna U.S. group life and disability benefits business, and the higher earnings in Mutual Funds was driven by an increase in assets under management.
Earned premiums increased by 15% or $1,532, before tax, primarily due to the acquisition of the Aetna U.S. group life and disability benefits business that has increased earned premiums in the Group Benefits segment. Earned premiums in Property and Casualty declined reflecting an 8% decline in Personal Lines, partially offset by a 2% increase in Commercial Lines. For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income increased by 16% reflecting higher income in Group Benefits related to an increase in administrative service contracts as a result of the Aetna acquisition and in Mutual Funds largely due to higher assets under management.
Net investment income increased primarily due to a higher level of invested assets due to the acquisition of the Aetna U.S. group life and disability business. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.
Net realized capital gains of $60 in the nine months ended September 30, 2018 were lower than net realized capital gains in the prior year period. Net gains in 2018 were driven by sales and appreciation of equity securities, due to higher equity

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

market levels and tactical repositioning, as well as a gain on the sale of a private real estate investment. These gains were partially offset by net losses on sales of fixed maturity securities driven by duration, liquidity and credit management. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains.
Benefits, losses and loss adjustment expenses increased in Group Benefits, partially offset by a decrease in Property & Casualty with the increase in Group Benefits primarily due to the effect of growth in earned premium largely resulting from the acquisition of the Aetna U.S. group life and disability business, partially offset by a lower group disability loss ratio. The decrease in incurred losses for Property & Casualty was driven by:

•
Current accident year loss and loss adjustment expenses before catastrophes in Property & Casualty decreased $239, before tax, primarily resulting from the effect of lower Personal Lines earned premium and lower loss costs in Personal Lines auto, homeowners and general liability, partially offset by higher workers’ compensation claim frequency.

•
Current accident year catastrophe losses of $460, before tax, for the nine months ended September 30, 2018 decreased compared to $657, before tax, for the prior year period. Catastrophe losses in 2018 were primarily from multiple wind and hail events in Colorado, the Midwest, South and Mid-Atlantic, winter storms on the East Coast, hurricane Florence, and wildfires in California and Colorado. Catastrophe losses in 2017 were primarily due to hurricanes Harvey and Irma in the third quarter and multiple wind and hail events across various U.S. geographic regions, primarily in the Midwest, Colorado, Texas and the Southeast. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Net prior accident year reserve development in Property & Casualty was favorable $139, before tax, for the nine months ended September 30, 2018, compared to unfavorable net reserve development of $1, before tax, for the prior year period. Prior accident year development in 2018 primarily included a decrease in reserves for workers’ compensation and a decrease in catastrophe reserves for the 2017 hurricanes.

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
Amortization of other intangible assets increased, reflecting the amortization of customer relationship intangibles in the Group Benefits segment that arose from the acquisition of the Aetna U.S. group life and disability business.

Income tax expense increased primarily due to an increase in before tax income, partially offset by the effect of a lower corporate Federal income tax rate. Differences between the Company's effective income tax rate and the U.S. statutory rate of 21% and 35% in 2018 and 2017, respectively, are due primarily to tax-exempt interest earned on invested assets, stock-based compensation and non-deductible executive compensation. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Income from discontinued operations net of tax increased to $322 from $276 in the prior year period. The $322 of income from discontinued operations in 2018 was mostly attributable to recognizing additional retained tax benefits from the sale of the Talcott Resolution life and annuity run-off business and the reclassification of $193 of stranded tax effects from AOCI to retained earnings related to the sale of Talcott Resolution, both of which reduced the estimated loss on sale. The reclassification of stranded tax effects resulted in a corresponding increase in AOCI related to the assets held for sale. For more information on the reclassification of stranded tax effects, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements. Refer to the Corporate category MD&A discussion for more information about operating earnings from the Talcott Resolution life and annuity run-off business held for sale recognized up until the sale closed on May 31, 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT RESULTS

Composition of Invested Assets
	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$36,166	78.4%	$36,964	81.9%
Fixed maturities, at fair value using the fair value option ("FVO")	24	0.1%	41	0.1%
Equity securities, at fair value [1]	1,035	2.2%
Equity securities, AFS, at fair value [1]			1,012	2.3%
Mortgage loans	3,559	7.7%	3,175	7.0%
Limited partnerships and other alternative investments	1,712	3.7%	1,588	3.5%
Other investments [2]	98	0.2%	96	0.2%
Short-term investments	3,540	7.7%	2,270	5.0%
Total investments	$46,134	100.0%	$45,146	100.0%

[1]	Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value.

[2]	Includes derivative instruments.
September 30, 2018 compared to December 31, 2017
Total investments increased primarily due to an increase in short-term investments and mortgage loans, offset by a decrease in fixed maturities, AFS.
Fixed maturities, AFS decreased primarily due to a decrease in valuations due to higher interest rates.

Short-term investments increased largely due to proceeds from the sale of Talcott Resolution, partially offset by a decline in the Company's securities lending program.
Mortgage loans increased largely due to new originations of commercial mortgage loans within the industrial, multi-family, and single family markets.

Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$370	3.9%	$327	4.0%	$1,077	3.9%	$972	4.0%
Equity securities	6	2.5%	4	2.1%	18	2.4%	14	2.3%
Mortgage loans	35	4.0%	31	4.1%	102	4.1%	91	4.1%
Limited partnerships and other alternative investments	45	10.6%	48	12.8%	157	13.3%	145	13.2%
Other [3]	10		13		27		39
Investment expense	(22)		(19)		(58)		(52)
Total net investment income	$444	4.0%	$404	4.1%	$1,323	4.0%	$1,209	4.1%
Total net investment income excluding limited partnerships and other alternative investments	$399	3.7%	$356	3.8%	$1,166	3.7%	$1,064	3.8%

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017
Total net investment income increased primarily due to higher income from fixed maturities as a result of higher asset levels driven by the acquisition of Aetna's U.S. group life and disability business. In addition, for the nine month period, total net investment income increased due to limited partnerships and other alternative investments as a result of higher returns on private equity and real estate investments.
Annualized net investment income yield, excluding non-routine items which primarily include prepayment penalties on mortgage loans, paydowns and make-whole payments on fixed maturities, was 3.7% for the nine month periods in 2018 and 2017.
New money yield, excluding certain U.S. Treasury securities and cash equivalent securities for the 2018 nine month period, was approximately 4.0% which was above the average yield of sales and maturities of 3.6% for the same period. For the 2018 nine month period, the average reinvestment rate of 4.0% increased from 3.5% for the 2017 nine month period, due to higher interest rates.
Though new money rates have risen, since investment income in 2018 includes the lower yield on Aetna group life and disability assets that were recorded at current yields as of the November 1, 2017 acquisition date, we expect the annualized net investment income yield for the 2018 calendar year, excluding limited partnerships and other alternative investments, to approximate the portfolio yield earned in 2017 though it could be higher depending on the level of non-routine income and if reinvestment rates stay above the sales/maturity yield. The estimated impact on net investment income yield is subject to change as the composition of the portfolio changes through portfolio management and changes in market conditions.

Net Realized Capital Gains
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2018	2017	2018	2017
Gross gains on sales	$26	$46	$91	$184
Gross losses on sales	(41)	(16)	(129)	(84)
Equity securities [1]	46	—	88	—
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [2]	(1)	(1)	(1)	(4)
Transactional foreign currency revaluation	—	—	1	14
Non-qualifying foreign currency derivatives	1	—	2	(14)
Other, net [3]	7	(3)	8	9
Net realized capital gains	$38	$26	$60	$105

[1]	Effective January 1, 2018, with adoption of new accounting standards for equity securities at fair value, includes all changes in fair value and trading gains and losses for equity securities.

[2]	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[3]	Primarily consists of changes in value of non-qualifying derivatives and including credit derivatives.
Three and nine months ended September 30, 2018
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate securities, U.S. treasury securities, and tax-exempt municipal bonds as well as from the sale of a private real estate investment.
Equity securities net gains were driven by appreciation of equity securities due to higher equity market levels and, for the nine month period, gains on sales due to tactical repositioning.
Other, net gains for the three month period were primarily due to gains on credit derivatives of $6 driven by credit spread tightening. Gains for the nine month period were primarily driven by gains on interest rate derivatives of $7 due to an increase in interest rates.

Three and nine months ended September 30, 2017
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate securities, equity securities, tax-exempt municipal bonds, residential mortgage-backed securities ("RMBS") and U.S. treasury securities.
Other, net losses for the three month period were primarily due to losses of $4 on interest rate derivatives due to an increase in interest rates and losses on equity derivatives of $3 due to an increase in the equity markets, partially offset by gains on credit derivatives of $4 driven by credit spread tightening. Gains for the nine month period gains were primarily due to gains on credit derivatives of $12 driven by credit spread tightening, partially offset by losses of $5 on equity derivatives due to an increase in the equity markets.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2017 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2018.

Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense ("LAE") Reserves of $20,017, Net of Reinsurance, by Segment as of September 30, 2018
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are adjusted after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, adjustments are made more quickly to more mature accident years and less volatile lines of business. Such adjustments of reserves are referred to as “prior accident year development”. Increases in previous estimates of ultimate loss costs are referred to as either an increase in prior accident year reserves or as unfavorable reserve development. Decreases in previous estimates of ultimate loss costs are referred to as either a decrease in prior accident year reserves or as favorable reserve development. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$18,893	$2,294	$2,588	$23,775
Reinsurance and other recoverables	3,147	71	739	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,003	1,688	—	4,691
Current accident year ("CAY") catastrophes	238	222	—	460
Prior accident year development ("PYD")	(145)	(21)	27	(139)
Total provision for unpaid losses and loss adjustment expenses	3,096	1,889	27	5,012
Less: payments	2,676	1,967	170	4,813
Ending liabilities for unpaid losses and loss adjustment expenses, net	16,166	2,145	1,706	20,017
Reinsurance and other recoverables	3,089	21	670	3,780
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$19,255	$2,166	$2,376	$23,797
Earned premiums and fee income	$5,267	$2,594
Loss and loss expense paid ratio [1]	50.8	75.8
Loss and loss expense incurred ratio	59.1	73.7
Prior accident year development (pts) [2]	(2.8)	(0.8)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Nine Months Ended September 30, 2018, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$118	$158	$276
Winter storms	57	22	79
Flooding	1	1	2
Volcanic eruption	—	2	2
Wildfire	2	32	34
Hurricane	59	6	65
Massachusetts gas explosion	1	1	2
Total catastrophe losses	$238	$222	$460

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(24)	$—	$—	$(24)
Workers’ compensation discount accretion	10	—	—	10
General liability	4	—	—	4
Package business	(9)	—	—	(9)
Commercial property	2	—	—	2
Professional liability	(20)	—	—	(20)
Bond	—	—	—	—
Automobile liability	(5)	(10)	—	(15)
Homeowners	—	(7)	—	(7)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(11)	(2)	—	(13)
Uncollectible reinsurance	—	—	11	11
Other reserve re-estimates, net	—	1	—	1
Total prior accident year development	$(53)	$(18)	$11	$(60)

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(97)	$—	$—	$(97)
Workers’ compensation discount accretion	30	—	—	30
General liability	32	—	—	32
Package business	(16)	—	—	(16)
Commercial property	(10)	—	—	(10)
Professional liability	(12)	—	—	(12)
Bond	—	—	—	—
Automobile liability	(15)	(10)	—	(25)
Homeowners	—	(20)	—	(20)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(63)	16	—	(47)
Uncollectible reinsurance	—	—	22	22
Other reserve re-estimates, net	6	(7)	5	4
Total prior accident year development	$(145)	$(21)	$27	$(139)
Workers’ compensation reserves were reduced in small commercial and middle market, primarily for accident years 2012 to 2015, as both claim frequency and medical claim severity have emerged favorably compared to previous reserve estimates.
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
Package business reserves were reduced, primarily due to lower reserve estimates for both liability and property for accident years 2010 and prior, including a recovery of loss adjustment expenses for the 2005 accident year.
Commercial property reserves were reduced, driven by an increase in estimated reinsurance recoverables on middle market property losses from the 2017 accident year.
Professional liability reserves were reduced, principally for accident years 2014 and prior, for directors and officers liability claims principally due to a number of older claims closing with limited or no payment.
Automobile liability reserves were reduced, primarily driven by reduced estimates of loss adjustment expenses in small commercial for recent accident years and favorable development in personal automobile liability for accident years 2014 to 2017, principally due to lower severity, including with uninsured and underinsured motorist claims.

Homeowners reserves were reduced, primarily in accident years 2013 to 2017, driven by lower than expected severity across multiple perils.
Catastrophes reserves were reduced, primarily as a result of lower estimated net losses from 2017 catastrophes, principally related to hurricanes Harvey and Irma. Before reinsurance, estimated losses for 2017 catastrophe events decreased by $133 in the nine months ended September 30, 2018, resulting in a decrease in reinsurance recoverables of $90 as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty as aggregate ultimate losses for 2017 catastrophe events are now projected to be less than $850.
Uncollectible reinsurance reserves were increased due to lower anticipated recoveries related to older accident years.

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2017
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$17,950	$2,094	$2,501	$22,545
Reinsurance and other recoverables	3,037	25	426	3,488
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,971	1,959	—	4,930
Current accident year catastrophes	404	253	—	657
Prior accident year development	12	(12)	1	1
Total provision for unpaid losses and loss adjustment expenses	3,387	2,200	1	5,588
Less: payments	2,602	2,118	193	4,913
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,698	2,151	1,883	19,732
Reinsurance and other recoverables	3,095	24	389	3,508
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$18,793	$2,175	$2,272	$23,240
Earned premiums and fee income	$5,159	$2,818
Loss and loss expense paid ratio [1]	50.4	75.2
Loss and loss expense incurred ratio	66.0	79.0
Prior accident year development (pts) [2]	0.2	(0.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophe Losses for the Nine Months Ended September 30, 2017, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$137	$174	$311
Hurricanes [1]	266	76	342
Winter storms	1	3	4
Total catastrophe losses	$404	$253	$657
[1] Includes catastrophe losses from Hurricane Harvey and Hurricane Irma of $175 and $157, respectively.

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2017
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(9)	$—	$—	$(9)
Workers’ compensation discount accretion	5	—	—	5
Package business	(22)	—	—	(22)
Commercial property	1	—	—	1
Bond	20	—	—	20
Catastrophes	1	—	—	1
Other reserve re-estimates, net	1	2	—	3
Total prior accident year development	$(3)	$2	$—	$(1)

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2017
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(29)	$—	$—	$(29)
Workers’ compensation discount accretion	21	—	—	21
General liability	10	—	—	10
Package business	(22)	—	—	(22)
Commercial property	(5)	—	—	(5)
Bond	10	—	—	10
Automobile liability	20	—	—	20
Catastrophes	(1)	(11)	—	(12)
Other reserve re-estimates, net	8	(1)	1	8
Total prior accident year development	$12	$(12)	$1	$1
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

Package reserves were reduced for accident years 2013 and prior largely due to reducing the Company's estimate of allocated loss adjustment expenses incurred to settle the claims.
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
P&C Other Operations Total Reserves, Net of Reinsurance
Asbestos and Environmental Reserves
Reserves for asbestos and environmental ("A&E") are primarily within P&C Other Operations with less significant amounts of A&E reserves included within Commercial Lines and Personal Lines. The following tables include all A&E reserves, including reserves in P&C Other Operations and Commercial Lines and Personal Lines.
Asbestos and Environmental Net Reserves

	Asbestos	Environmental
September 30, 2018
Property and Casualty Other Operations	$1,022	$161
Commercial Lines and Personal Lines	68	53
Ending liability — net	$1,090	$214
December 31, 2017
Property and Casualty Other Operations	$1,143	$182
Commercial Lines and Personal Lines	72	55
Ending liability — net	$1,215	$237

Property & Casualty Reserves Asbestos and Environmental Summary as of September 30, 2018

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,268	$300	$1,568
Assumed Reinsurance	402	44	446
Total	1,670	344	2,014
Ceded - other than National Indemnity Company ("NICO")	(397)	(28)	(425)
Ceded - NICO adverse development cover ("ADC ")	(183)	(102)	(285)
Net	$1,090	$214	$1,304
Rollforward of Asbestos and Environmental Losses and LAE for the Nine Months Ended September 30, 2018 and September 30, 2017

	Asbestos	Environmental
2018
Beginning liability—net	$1,215	$237
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	125	23
Reclassification of allowance for uncollectible reinsurance	—	—
Ending liability – net	$1,090	$214
2017
Beginning liability—net	$1,363	$292
Losses and loss adjustment expenses paid	111	48
Reclassification of allowance for uncollectible reinsurance [1]	1	—
Ending liability – net	$1,253	$244
[1]Related to the reclassification of an allowance for uncollectible reinsurance from the "All Other" category of P&C Other Operations reserves.
The Company classifies its A&E reserves into two categories: Direct and Assumed Reinsurance.

•	Direct Insurance- includes primary and excess coverage. Of the two categories of claims, direct policies tend to have the greatest factual development from which to estimate the Company’s exposures.

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
As of September 30, 2018, the Company has incurred a cumulative $285 in adverse development on A&E reserves that have been ceded under the ADC treaty with NICO, leaving approximately $1.2 billion of coverage available for future adverse net reserve development, if any.
Net and Gross Survival Ratios
Net and Gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e. survive) if future annual payments were consistent with the calculated historical average.
The survival ratios shown below are calculated for the one and three year periods ended September 30, 2018. The net basis survival ratio has been materially affected by the ADC entered into between the Company and NICO. The Company cedes adverse A&E development in excess of its December 31, 2016 net carried reserves of $1.7 billion to NICO up to a limit of $1.5 billion. Since December 31, 2016, net reserves for A&E have been declining as the Company has had no net incurred losses but continues to pay down net loss reserves. This has the effect of reducing the one- and three-year net survival ratios shown in the table below. For asbestos, the table also presents the three-year net survival ratios excluding the effect of the PPG Industries, Inc. ("PPG") settlement in 2016. For further discussion of the PPG settlement, see Part II, Item 7 MD&A, Critical Accounting

Estimates, Annual Reserves Reviews section in the Company’s 2017 Form 10-K Annual Report.
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio	6.7	6.9
Three year net survival ratio- excluding PPG settlement	6.6	4.3
One year gross survival ratio	7.3	8.0
Three year gross survival ratio - excluding PPG settlement	7.7	5.8
Asbestos and Environmental Paid and Incurred Losses and LAE Development for the Nine Months Ended September 30, 2018

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross	$168	$—	$35	$—
Ceded- other than NICO	(43)	—	(12)	—
Ceded - NICO ADC	—	—	—	—
Net	$125	$—	$23	$—
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
2017 Reserve Reviews
For a discussion of the Company's 2017 comprehensive annual review of A&E reserves, see Part II, Item 7 MD&A, Critical

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Accounting Estimates, Annual Reserves Reviews section in the Company’s 2017 Form 10-K Annual Report.
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for A&E reserves before considering the effect of the reinsurance agreement with NICO, including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment, resolution of coverage disputes with our policyholders and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for A&E adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures.
As of September 30, 2018, the Company reported $1.1 billion of net asbestos reserves and $214 of net environmental reserves. The Company believes that its current A&E reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its A&E reserves. As discussed above, the effect of these changes could be material to the Company's liquidity and, if cumulative adverse development subsequent to December 31, 2016 exceeded $650, the effect of the changes could be material to the Company's consolidated operating results. The process of estimating A&E reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2017 Form 10-K Annual Report.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Written premiums	$1,751	$1,702	3%	$5,336	$5,229	2%
Change in unearned premium reserve	(34)	(21)	(62%)	95	98	(3%)
Earned premiums	1,785	1,723	4%	5,241	5,131	2%
Fee income	9	9	—%	26	28	(7%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,055	1,009	5%	3,003	2,971	1%
Current accident year catastrophes [1]	95	270	(65%)	238	404	(41%)
Prior accident year development [1]	(53)	(3)	NM	(145)	12	NM
Total losses and loss adjustment expenses	1,097	1,276	(14%)	3,096	3,387	(9%)
Amortization of deferred policy acquisition costs	264	253	4%	780	754	3%
Underwriting expenses	353	348	1%	1,013	995	2%
Amortization of other intangible assets	2	—	NM	3	—	NM
Dividends to policyholders	8	4	100%	18	11	64%
Underwriting gain (loss)	70	(149)	147%	357	12	NM
Net servicing income	(1)	1	NM	—	2	(100%)
Net investment income [2]	250	241	4%	750	724	4%
Net realized capital gains [2]	29	13	123%	63	56	13%
Other income (expenses)	2	(1)	NM	1	—	NM
Income before income taxes	350	105	NM	1,171	794	47%
Income tax expense [3]	61	15	NM	212	215	(1%)
Net income	$289	$90	NM	$959	$579	66%

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Premium Measures [1]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New business premium	$314	$274	$969	$864
Standard commercial lines policy count retention	83%	83%	82%	84%
Standard commercial lines renewal written price increase	1.7%	3.4%	2.4%	3.3%
Standard commercial lines renewal earned price increase	2.9%	3.0%	3.1%	2.7%
Standard commercial lines policies in-force as of end of period (in thousands)			1,333	1,341

[1]
Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude Maxum, higher hazard general liability in middle market and livestock lines of business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	59.1	58.6	0.5	57.3	57.9	(0.6)
Current accident year catastrophes	5.3	15.7	(10.4)	4.5	7.9	(3.4)
Prior accident year development	(3.0)	(0.2)	(2.8)	(2.8)	0.2	(3.0)
Total loss and loss adjustment expense ratio	61.5	74.1	(12.6)	59.1	66.0	(6.9)
Expense ratio	34.2	34.4	(0.2)	33.8	33.5	0.3
Policyholder dividend ratio	0.4	0.2	0.2	0.3	0.2	0.1
Combined ratio	96.1	108.6	(12.5)	93.2	99.8	(6.6)
Current accident year catastrophes and prior year development	2.3	15.5	(13.2)	1.7	8.1	(6.4)
Underlying combined ratio	93.7	93.2	0.5	91.4	91.7	(0.3)
Net Income
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Net income in 2018 for the three month period increased due to a change from an underwriting loss to an underwriting gain, a lower corporate Federal income tax rate and, to a lesser extent, an increase in net realized capital gains and net investment income. (For further discussion of investment results, see MD&A - Investment Results)
Net income in 2018 for the nine month period increased due to a higher underwriting gain, a lower corporate Federal income tax rate and, to a lesser extent, an increase in net investment income. (For further discussion of investment results, see MD&A - Investment Results)

Underwriting Gain (Loss)
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Underwriting gain (loss) changed from an underwriting loss to an underwriting gain for the three month period in 2018 compared to the three month period in 2017 primarily due to lower current accident year catastrophes, more favorable prior accident year reserve development and higher earned premium, partially offset by higher underwriting expenses.
Underwriting gain increased for the nine month period primarily due to lower current accident year catastrophes, a change from unfavorable prior accident year reserve development in 2017 to favorable development in 2018, higher earned premium and a lower current accident year loss and loss adjustment expense ratio before catastrophes, primarily related to lower loss costs for general liability and automobile. Partially offsetting the increase were higher underwriting expenses and a higher current accident year loss and loss adjustment expense ratio for workers' compensation.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
[1]Other of $11 and $12 for the three months ended September 30, 2017, and 2018, respectively, and $35 and for both the nine months ended September 30, 2017, and 2018, respectively, is included in the total.
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Earned premiums increased in both the three and nine month periods reflecting written premium growth over the preceding twelve months.
Written premiums increased in both the three and nine month periods due to growth in middle market and small commercial and, for the nine month period, growth in specialty commercial, principally in financial products and bond. In standard commercial lines, renewal written price increases declined in the third quarter of 2018, mostly attributable to bigger rate decreases in Small Commercial workers' compensation. New business and renewal written premium increased across most lines of business except for a decline in workers' compensation.

•	Small commercial written premium increased for the three month period primarily due to higher new business, primarily driven by the business acquired under a renewal rights agreement with Farmers Group to acquire its Foremost-branded small commercial business. For the nine month period, the increase in new business premium was largely offset by the decline in renewal premium. For the nine month period, the decline in renewal premium was driven by the effect of lower policy retention, partially offset by renewal written price increases.

•	Middle market written premium growth for both the three and nine month periods was primarily due to strong new business growth.

•	Specialty commercial written premium was flat for the three month period. The increase for the nine month period was driven by growth in financial products and bond.
Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Loss and LAE ratio before catastrophes and prior accident year development increased for the three month period primarily due to a higher loss and loss adjustment expense ratio in workers' compensation due to increased claim frequency and an increase in non-catastrophe property losses, partially offset by a lower loss and loss adjustment expense ratio in general liability and automobile.
Loss and LAE ratio before catastrophes and prior accident year development decreased slightly for the nine month month period primarily due to a lower loss and loss adjustment expense ratio in general liability and automobile, largely offset by a higher loss and loss adjustment expense ratio in workers' compensation, principally due to higher claim frequency.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Current accident year catastrophe losses totaled $95, before tax, for the three month period in 2018 compared to $270, before tax, for the three month period in 2017. Catastrophe losses for the three month 2018 period were primarily due to wind and hail events in Colorado and hurricane

Florence. Catastrophe losses for the three month 2017 period were primarily from hurricanes Harvey and Irma.
Current accident year catastrophe losses totaled $238 before tax, for the nine month period in 2018, compared to $404, before tax, for the nine month period in 2017. Catastrophe losses for the nine month 2018 period were primarily due to multiple wind and hail events in Colorado, the Midwest, South and Mid-Atlantic and hurricane Florence as well as winter storms on the east coast. Catastrophe losses for the nine month 2017 period were primarily from Hurricanes Harvey and Irma, but also included wind and hail events in the Midwest, Texas and Colorado.
Prior accident year development was a net favorable $53 for the three month period in 2018, compared with $3 of net favorable prior accident year development for the three month period in 2017, and was a net favorable $145 for the nine month period in 2018 compared to unfavorable prior accident year development of $12, before tax, for the nine month period in 2017. Net reserve decreases for the three month 2018 period were primarily related to decreases in reserves for workers' compensation, professional liability and the 2017 hurricanes. Net reserve decreases for the nine month 2018 period were primarily related to decreases for workers' compensation and catastrophe reserves. Estimated losses for 2017 catastrophe events in Commercial Lines decreased by $93 in the nine month 2018 period resulting in a decrease in reinsurance recoverables of $43 as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty.
Net reserve decreases for the three month 2017 period were primarily related to reductions in package business and workers' compensation reserves, partially offset by an increase in bond reserves.
Net reserve increases for the nine month 2017 period were primarily related to commercial automobile liability, general liability, and bond, largely offset by a decrease in reserves for package business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Written premiums	$854	$924	(8%)	$2,518	$2,738	(8%)
Change in unearned premium reserve	5	3	67%	(46)	(47)	2%
Earned premiums	849	921	(8%)	2,564	2,785	(8%)
Fee income	10	11	(9%)	30	33	(9%)
Losses and loss adjustment expenses
Current accident year before catastrophes	565	663	(15%)	1,688	1,959	(14%)
Current accident year catastrophes [1]	74	82	(10%)	222	253	(12%)
Prior accident year development [1]	(18)	2	NM	(21)	(12)	(75%)
Total losses and loss adjustment expenses	621	747	(17%)	1,889	2,200	(14%)
Amortization of DAC	68	76	(11%)	209	236	(11%)
Underwriting expenses	155	145	7%	454	422	8%
Amortization of other intangible assets	1	1	—%	3	3	—%
Underwriting gain (loss)	14	(37)	138%	39	(43)	191%
Net servicing income [2]	5	4	25%	13	11	18%
Net investment income [3]	39	36	8%	116	107	8%
Net realized capital gains [3]	5	2	150%	10	9	11%
Other income	1	3	(67%)	1	1	—%
Income before income taxes	64	8	NM	179	85	111%
Income tax expense [4]	13	—	NM	33	20	65%
Net income	$51	$8	NM	$146	$65	125%

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

[2]
Includes servicing revenues of $24 for the three months ended September 30, 2018 and 2017 and $66 for the nine months ended September 30, 2018 and 2017. Includes servicing expenses of $19 and $53 for the three and nine months ended September 30, 2018, respectively, and $20 and $55 for the three and nine months ended September 30, 2017, respectively.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results.

[4]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2018	2017	Change	2018	2017	Change
Product Line
Automobile	$583	$636	(8%)	$1,750	$1,919	(9%)
Homeowners	271	288	(6%)	768	819	(6%)
Total	$854	$924	(8%)	$2,518	$2,738	(8%)
Earned Premiums
Product Line
Automobile	$591	$644	(8%)	$1,787	$1,950	(8%)
Homeowners	258	277	(7%)	777	835	(7%)
Total	$849	$921	(8%)	$2,564	$2,785	(8%)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2018	2017	2018	2017
Policies in-force end of period (in thousands)
Automobile			1,547	1,768
Homeowners			948	1,071
New business written premium
Automobile	$47	$37	$126	$117
Homeowners	$12	$11	$32	$35
Policy count retention
Automobile	83%	80%	82%	81%
Homeowners	83%	83%	83%	82%
Renewal written price increase
Automobile	6.1%	11.8%	7.9%	10.8%
Homeowners	10.0%	8.5%	10.0%	8.8%
Renewal earned price increase
Automobile	9.3%	10.1%	10.1%	9.1%
Homeowners	9.6%	8.7%	9.2%	8.4%
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2018	2017	Change	2018	2017	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.5	72.0	(5.5)	65.8	70.3	(4.5)
Current accident year catastrophes	8.7	8.9	(0.2)	8.7	9.1	(0.4)
Prior year development	(2.1)	0.2	(2.3)	(0.8)	(0.4)	(0.4)
Total loss and loss adjustment expense ratio	73.1	81.1	(8.0)	73.7	79.0	(5.3)
Expense ratio	25.2	22.9	2.3	24.8	22.5	2.3
Combined ratio	98.4	104.0	(5.6)	98.5	101.5	(3.0)
Current accident year catastrophes and prior year development	6.6	9.1	(2.5)	7.9	8.7	(0.8)
Underlying combined ratio	91.8	94.9	(3.1)	90.6	92.9	(2.3)
Product Combined Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Automobile
Combined ratio	98.9	106.3	(7.4)	97.2	101.5	(4.3)
Underlying combined ratio	98.5	101.6	(3.1)	96.4	99.1	(2.7)
Homeowners
Combined ratio	96.9	97.9	(1.0)	101.5	101.6	(0.1)
Underlying combined ratio	76.3	78.9	(2.6)	77.2	78.4	(1.2)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Net income in 2018 increased for the three and nine month periods primarily due to a change from an underwriting loss to an underwriting gain, the effect of a lower Federal income tax rate and, to a lesser extent, higher net investment income.
Underwriting Gain (Loss)
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Underwriting gain (loss) changed from an underwriting loss to an underwriting gain in both the three month and nine month periods primarily due to a lower current accident year loss and loss adjustment expense ratio before catastrophes in both auto and homeowners, lower current accident year catastrophes, and more favorable prior accident year reserve development, partially offset by higher expenses and the effect of lower earned premium. The increase in expenses was largely driven by an increase in direct marketing spending, selling expenses, and operational costs to generate new business.
Earned Premiums
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Earned premiums decreased in 2018, reflecting a decline in written premium over the prior six to twelve months in both agency channels and in AARP Direct.
Written premiums decreased in 2018 in both agency channels and in AARP Direct primarily due to not generating enough new business to offset the loss of non-renewed premium.
Renewal written pricing increases in 2018 were higher in homeowners and have decreased in automobile with mid single-digit price increases in automobile in the third quarter of 2018 and low double-digit price increases in homeowners driven by actions taken to improve profitability.
Policy count retention increased in automobile in both the three month and nine month periods as renewal written pricing increases decreased. Policy count retention in homeowners was flat for the three month period and increased for the nine month period despite higher renewal written price increases.
Policies in-force decreased in 2018 in both automobile and homeowners, driven by low new business and low policy count retention.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Loss and LAE ratio before catastrophes and prior accident year development decreased in both the three and nine month periods in 2018, primarily due to the effect of earned pricing increases in both the automobile and homeowners lines and lower non-catastrophe weather-related homeowners loss costs.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Current accident year catastrophe losses for the three month 2018 period were from catastrophe events across the country, principally wildfires in California and Colorado, wind and hail storms in Colorado and wind storms in the Midwest, Midatlantic and Northeast. Catastrophe losses for three month 2017 period were primarily due to hurricanes Harvey and Irma. Catastrophe losses for the nine month 2018 period included multiple wind and hail events across the Mountain West, Midwest, South, and Northeast and wildfires in California and Colorado as well as from east coast winter storms. Catastrophe losses for the nine month 2017 period were primarily due to hurricanes Harvey and Irma as well as multiple wind and hail events across various U.S. geographic regions, concentrated in Texas, Colorado, the Midwest and the Southeast.
Prior accident year development was favorable in the 2018 three month period primarily due to decreases in reserves for both auto liability and homeowners related to recent accident years. Prior accident year development for the 2018 nine month period included decreases in reserves for auto liability and for homeowners partially offset by increases in reserves for prior accident year catastrophes. Estimated losses

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

for 2017 catastrophe events in Personal Lines decreased by $30 in the 2018 nine month period, resulting in a decrease in reinsurance recoverables of $47, as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty. Prior accident year development for the three and nine month periods in 2017 primarily included a decrease in reserves for catastrophes.

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Losses and loss adjustment expenses
Prior accident year development [1]	11	—	NM	$27	$1	NM
Total losses and loss adjustment expenses	11	—	NM	27	1	NM
Underwriting expenses	3	3	—%	9	11	(18%)
Underwriting loss	(14)	(3)	NM	(36)	(12)	NM
Net investment income [2]	22	26	(15%)	68	84	(19%)
Net realized capital gains [2]	3	1	NM	5	10	(50%)
Other income	—	2	(100%)	—	4	(100%)
Income before income taxes	11	26	(58%)	37	86	(57%)
Income tax expense [3]	2	8	(75%)	6	24	(75%)
Net income	$9	$18	(50%)	$31	$62	(50%)
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income

Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Net Income decreased for the three months, primarily due to prior accident year reserve increases for the allowance for uncollectible reinsurance. Net income decreased for the nine month period due to reserve increases for the allowance for uncollectible reinsurance and certain mass torts as well as lower net investment income.
Underwriting loss increased for both periods, primarily due to unfavorable prior accident year development.
Comprehensive annual reserve reviews of A&E will occur in the fourth quarter of 2018. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Premiums and other considerations	$1,396	$822	70%	$4,198	$2,481	69%
Net investment income [1]	117	95	23%	353	278	27%
Net realized capital gains (losses) [1]	(3)	9	(133%)	(26)	30	(187%)
Total revenues	1,510	926	63%	4,525	2,789	62%
Benefits, losses and loss adjustment expenses	1,054	614	72%	3,198	1,893	69%
Amortization of DAC	12	8	50%	33	24	38%
Insurance operating costs and other expenses	319	204	56%	957	617	55%
Amortization of other intangible assets	15	—	NM	48	—	NM
Total benefits, losses and expenses	1,400	826	69%	4,236	2,534	67%
Income before income taxes	110	100	10%	289	255	13%
Income tax expense [2]	33	29	14%	62	70	(11%)
Net income	$77	$71	8%	$227	$185	23%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results.

[2]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Fully insured – ongoing premiums	$1,353	$803	68%	$4,062	$2,410	69%
Buyout premiums	—	—	—%	5	14	(64%)
Fee income	43	19	126%	131	57	130%
Total premiums and other considerations	$1,396	$822	70%	$4,198	$2,481	69%
Fully insured ongoing sales, excluding buyouts	$104	$68	53%	$643	$346	86%

Ratios, Excluding Buyouts
	Three Months Ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Group disability loss ratio	75.9%	73.0%	2.9	75.0%	78.3%	(3.3)
Group life loss ratio	76.6%	77.7%	(1.1)	78.3%	75.0%	3.3
Total loss ratio	75.5%	74.7%	0.8	76.2%	76.2%	0.0
Expense ratio [1]	23.9%	25.8%	(1.9)	23.9%	26.0%	(2.1)
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Margin
	Three Months Ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Net income margin	5.1%	7.7%	(2.6)	5.0%	6.7%	(1.7)
Less: Net realized capital gains (losses) excluded from core earnings, after tax	(0.1%)	0.5%	(0.6)	(0.5%)	0.6%	(1.1)
Less: Integration and transaction costs associated with acquired business, after tax	(0.6%)	—%	(0.6)	(0.6%)	—%	(0.6)
Less: Income tax benefit	(0.9%)	—%	(0.9)	(0.3%)	—%	(0.3)
Core earnings margin	6.7%	7.2%	(0.5)	6.4%	6.1%	0.3
Net Income
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Net income increased for both the three and nine month periods, primarily due to higher premiums and other considerations and higher net investment income, including from the acquisition of Aetna's U.S. group life and disability business, and the benefit of a lower corporate income tax rate, partially offset by higher insurance operating costs and other expenses, including integration costs, and amortization of intangible assets in connection with the acquisition. For both periods, the benefit of the lower corporate income tax rate was partially offset by $14 of additional tax expense that was primarily driven by the effect of the lower rate on deferred tax assets due to the filing of the Company's 2017 Federal income tax return and finalization of the opening balance sheet for the Aetna Group Benefits acquisition. Also driving the increase in net income was lower group life mortality for the three month period and favorable disability loss trends for the nine month period, including from favorable prior incurral year development.
Insurance operating costs and other expenses for the three and nine month periods increased primarily due to the acquisition of Aetna's U.S. group life and disability business, including integration costs and amortization of intangible assets. For the nine months ended September 30, 2018, the increase was partially offset by state guaranty fund assessments incurred in the first quarter 2017 related to the liquidation of a life and health insurance company.
Fully Insured Ongoing Premiums
[1] Other of $53 and $60 is included in the three months ended September 30, 2017, and 2018, respectively, and $159 and $179 for the nine months ended September 30, 2017, and 2018, respectively is included in the total.
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Fully insured ongoing premiums increased 68% and 69%, respectively, for the three and nine month 2018 periods driven primarily by the acquisition of Aetna's U.S. group life and disability business, sales in excess of cancellations, strong group life and disability persistency and premium from the New York Paid Family Leave product.
Fully insured ongoing sales, excluding buyouts for the three and nine month periods increased 53% and 86%, respectively, primarily due to new business generated by our larger combined sales force following the acquisition of Aetna's U.S. group life and disability business. The Company also saw an increase in the sale of voluntary products and fully insured sales in disability in 2018 due, in part, to the addition of a new New York Paid Family Leave product.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Total loss ratio increased 0.8 points for the three month period. For the nine month period, the total loss ratio was flat year over year as a decrease in the group disability loss ratio was offset by an increase in the group life loss ratio. The group life loss ratio decreased 1.1 points for the three month period and increased 3.3 points for the nine month period. In the three month period, mortality continued to moderate from the higher mortality experienced in the first quarter of 2018 and improved from the comparable 2017 three month period.  Both the three and nine month periods also include higher 2018 expected loss ratios associated with the business from the Aetna acquisition.
The group disability loss ratio increased 2.9 points for the three month period and decreased 3.3 points for the nine month period with favorable incidence in both the three and nine month periods. Recoveries were unusually favorable in the three month period in 2017 largely due to a high number of death terminations. In addition, for both the three and nine month periods, the group disability loss ratio reflects a lower 2018 expected discount accretion on reserves acquired with Aetna's group disability business.
Expense ratio decreased 1.9 points and 2.1 points, respectively, for the three and nine month 2018 periods. The decline was driven by a greater mix of lower commission national accounts business due to the acquisition of Aetna's U.S. group life and disability business, higher revenues to cover fixed costs and, for the nine month period, the effect of state guaranty fund assessments in 2017 related to the liquidation of a life and health insurance company, partially offset by intangible asset amortization incurred in 2018.

MUTUAL FUNDS
Results of Operations
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Fee income and other revenue	$267	$251	6%	$786	$735	7%
Net investment income	1	1	—%	3	2	50%
Net realized capital losses	—	—	—%	(1)	—	NM
Total revenues	268	252	6%	788	737	7%
Amortization of DAC	4	5	(20%)	12	16	(25%)
Operating costs and other expenses [1]	212	207	2%	635	608	4%
Total benefits, losses and expenses	216	212	2%	647	624	4%
Income before income taxes	52	40	30%	141	113	25%
Income tax expense	11	14	(21%)	29	40	(28%)
Net income	$41	$26	58%	$112	$73	53%

Daily average total Mutual Funds segment AUM	$119,897	$109,640	9%	$118,098	$105,491	12%
Return on Assets ("ROA") [2]
Net income	13.6	9.5	43%	12.7	9.3	37%
Core Earnings	13.6	9.5	43%	12.8	9.3	38%

[1]
Includes distribution costs of $48 and $140 for the three and nine months ended September 30, 2017, respectively, that were previously netted against fee income and are now presented gross in insurance operating costs and other expenses.

[2]	Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Mutual Funds Segment AUM

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017 [1]	Change	2018	2017 [1]	Change
Mutual Fund and ETP AUM - beginning of period	$101,665	$91,581	11%	$99,090	$81,507	22%
Sales - mutual fund	5,176	5,364	(4%)	16,605	18,830	(12%)
Redemptions - mutual fund	(5,192)	(4,597)	(13%)	(15,892)	(15,416)	(3%)
Net flows - ETP	261	60	NM	683	115	NM
Net flows - mutual fund and ETP	245	827	(70%)	1,396	3,529	(60%)
Change in market value and other	3,623	3,189	14%	5,047	10,561	(52%)
Mutual fund and ETP AUM - end of period	105,533	95,597	10%	105,533	95,597	10%
Talcott Resolution life and annuity separate account AUM [2]	15,543	16,127	(4%)	15,543	16,127	(4%)
Total Mutual Funds segment AUM	$121,076	$111,724	8%	$121,076	$111,724	8%
[1]ETP AUM has been combined with mutual fund AUM. Previously ETPs were shown separately.
[2]Represents AUM of the Talcott Resolution life and annuity business sold in May, 2018 that is still managed by the Company's Mutual Funds segment.
Mutual Fund and ETP AUM by Asset Class

	September 30, 2018	September 30, 2017	Change
Equity	$69,463	$61,163	14%
Fixed Income	14,831	14,454	3%
Multi-Strategy Investments [1]	20,062	19,571	3%
Exchange-traded Products	1,177	409	188%
Mutual Fund and ETP AUM	$105,533	$95,597	10%
[1]Includes balanced, allocation, and alternative investment products.
Net Income
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Net income for both the three and nine month periods increased compared to the prior year due to higher investment management fees, partially offset by higher variable costs, including sub-advisory and distribution and services expenses. Also contributing to the increase was the effect of a lower corporate Federal income tax rate.

Total Mutual Funds Segment AUM
Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Total Mutual Funds segment AUM increased in 2018 primarily resulting from positive net flows and market appreciation. The increase in Mutual Fund business AUM was partially offset by the continued runoff of AUM still managed by the Company that is related to the Talcott Resolution life and annuity business sold in May, 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Fee income	$15	$1	NM	$21	$2	NM
Other revenue	6	—	NM	8	—	NM
Net investment income	15	5	NM	33	14	136%
Net realized capital gains	4	1	NM	9	—	NM
Total revenues	40	7	NM	71	16	NM
Benefits, losses and loss adjustment expenses [1]	3	—	NM	9	—	NM
Insurance operating costs and other expenses	25	26	(4%)	59	60	(2%)
Amortization of other intangible assets	—	—	—%	—	—	—%
Pension settlement	—	—	—%	—	750	(100%)
Loss on extinguishment of debt [2]	—	—	—%	6	—	NM
Interest expense [2]	69	79	(13%)	228	238	(4%)
Total benefits, losses and expenses	97	105	(8%)	302	1,048	(71%)
Loss before income taxes	(57)	(98)	42%	(231)	(1,032)	78%
Income tax benefit [3]	(17)	(30)	43%	(45)	(364)	88%
Loss from continuing operations, net of tax	(40)	(68)	(41%)	(186)	(668)	(72%)
Income from discontinued operations, net of tax	5	89	(94%)	322	276	17%
Net income (loss)	$(35)	$21	NM	$136	$(392)	135%

[1]	Represents benefits expense on life and annuity business previously underwritten by the Company.

[2]	For discussion of debt, see Note 11 - Debt of Notes to Consolidated Financial Statements.

[3]	For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Consolidated Financial Statements.
Net Income (Loss)

Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Net loss for the three months ended September 30, 2018 compared to net income in the prior year period due to a decrease in income from discontinued operations as a result of the sale of the Talcott Resolution run-off life and annuity business which closed on May 31, 2018. The loss from continuing operations, net of tax, decreased for the three months ended September 30, 2018 compared to the prior year period, primarily due to higher net investment income as a result of an increase in short-term interest rates and reinvesting the proceeds from the sale of Talcott as well as lower interest expense, partially offset by a lower tax benefit that was principally due to the reduction in the corporate Federal income tax rate.
Net income for the nine months ended September 30, 2018 compared to a net loss for the comparable period in 2017, primarily due to a pension settlement charge of $488, after tax in 2017. The settlement charge related to the purchase of a group annuity contract to transfer $1.6 billion of certain U.S. qualified pension plan liabilities to a third-party. Additionally, there was an increase in income from discontinued operations for the 2018 nine month period, partially offset by a lower tax benefit that was principally due to the reduction in the corporate Federal income

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

tax rate and the effect of non-deductible executive compensation. The increase in income from discontinued operations was primarily due to a reduction in loss on sale in 2018, partially offset by lower operating earnings from Talcott Resolution in 2018 since the business was sold on May 31, 2018. The reduction in loss on sale for the nine month period was largely attributable to an increase in the estimated retained net operating loss carryover tax benefits from Talcott Resolution as well as the reclassification to retained earnings of $193 of tax effects stranded in AOCI due to the accounting for Tax Reform. For more information on the reclassification of stranded tax effects, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements.
Interest Expense

Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Interest expense decreased for both the three and nine month periods, primarily due to the redemption of junior subordinated debentures. On June 15, 2018, The Hartford redeemed $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 and recognized a $6 loss on extinguishment of debt for unamortized deferred debt issuance costs. On March 15, 2018, the Company issued $500 of 4.4% senior notes due March 15, 2048 for net proceeds of approximately $490. The Company used a portion of the net proceeds to repay the Company's $320 of 6.3% notes at maturity. See Note 11 -Debt of Notes to the Condensed Consolidated Financial Statements.

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

Insurance Risk
The Company categorizes its insurance risks across property-casualty and group benefits products. Non-catastrophe insurance risk arises from a number of exposures including property, liability, mortality, morbidity, disability and longevity. Catastrophe risk primarily arises in the property, automobile, group life, group disability, and workers' compensation product lines. The Company establishes risk limits to control potential loss and actively monitors the risk exposures as a percent of statutory surplus. The Company also uses reinsurance to transfer insurance risk to well-established and financially secure reinsurers.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance for Catastrophes- The Company has catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events.
Primary Catastrophe Treaty Reinsurance Coverages as of September 30, 2018

Per Occurrence Property Catastrophe Treaty for 1/1/2018 to 12/31/2018 [1] [3]	Portion of losses reinsured	Portion of losses retained by The Hartford
Losses of $0 to $350 from one event	None	100% retained
Losses of $350 to $500 from one event	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.1 billion from one event [2]	90% of $600 in excess of $500	10% co-participation
Aggregate Property Catastrophe Treaty for 1/1/2018 to 12/31/2018 [3]
$0 to $825 of aggregate losses	None	100% retained
$825 to $1.025 billion of aggregate losses	100%	None
Workers' Compensation Catastrophe Treaty for 1/1/2018 to 12/31/2018
Losses of $0 to $100 from one event	None	100% retained
Losses of $100 to $450 from one event [4]	80% of $350 in excess of $100	20% co-participation

[1]
In addition to the Property Occurrence Treaty, for Florida events, The Hartford has purchased the mandatory FHCF reinsurance for the period from 6/1/2018 to 5/30/2019. While final calculations are not made available by the FHCF until later in 2018, the estimate is that FHCF would cover $96 of per event losses in excess of a $32 retention.

[2]	Portions of this layer of coverage extend beyond the traditional one year term.

[3]
$100 of the Aggregate Property Catastrophe Treaty can alternatively be used as per occurrence cover in excess of $1.1 billion. The aggregate treaty is not limited to a single event; rather, it is designed to provide reinsurance protection for the aggregate of all events designated as catastrophes by PCS (Property Claims Services/Verisk) with a $350 limit on any one event.

[4]
In addition to the limits shown, the worker's compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of $30 in per event losses in excess of a $20 retention.

In addition to the property catastrophe reinsurance coverage described in the above table, the Company has other reinsurance agreements that cover property catastrophe losses. The Per Occurrence Property Catastrophe Treaty and Workers' Compensation Catastrophe Treaty include a provision to reinstate limits in the event that a catastrophe loss exhausts limits on one or more layers under the treaties.
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
Reinsurance for A&E Reserve Development- Under an ADC reinsurance agreement, NICO assumes adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s net A&E reserves recorded as of December 31, 2016. Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion. Cumulative ceded losses up to the $650 reinsurance premium paid for the ADC are recognized as a dollar-for-dollar offset to direct losses incurred. As of September 30, 2018, $285 of cumulative incurred A&E losses had been ceded to NICO, leaving approximately $1.2 billion of coverage available for future adverse net reserve development, if any. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, there is a risk that cumulative adverse development of A&E claims could ultimately exceed the $1.5 billion treaty limit in which case all adverse

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these changes could be material to the Company’s consolidated operating results and liquidity.

Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.
Property & Casualty Reinsurance Recoverables

	As of September 30, 2018	As of December 31, 2017
Paid loss and loss adjustment expenses	$132	$84
Unpaid loss and loss adjustment expenses	3,329	3,496
Gross reinsurance recoverables	3,461	3,580
Less: Allowance for uncollectible reinsurance	(126)	(104)
Net reinsurance recoverables	$3,335	$3,476
Group benefits reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
Group Benefits Reinsurance Recoverables

	As of September 30, 2018	As of December 31, 2017
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$256	$236
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$256	$236
[1]No allowance for uncollectible reinsurance is required as of September 30, 2018 and December 31, 2017.
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
The Company manages credit risk on an on-going basis through the use of various processes and analyses. Both the investment and reinsurance areas have formulated procedures for counterparty approvals and authorizations, which establish minimum levels of creditworthiness and financial stability. Credits considered for investment are subjected to underwriting reviews. Within the investment portfolio, private securities are subject to committee review for approval. Mitigation strategies vary across the three sources of credit risk, but may include:

•	Investing in a portfolio of high-quality and diverse securities;

•	Selling investments subject to credit risk;

•	Hedging through use of credit default swaps;

•	Clearing transactions through central clearing houses that require daily variation margin;

•	Entering into contracts only with strong creditworthy institutions;

•	Requiring collateral; and

•	Non-renewing policies/contracts or reinsurance treaties.
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
As of September 30, 2018, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity.  The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the nine months ended September 30, 2018, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 13 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
Declines in equity markets may result in losses due to sales or reductions in market value that are recorded within our reported earnings. Declines in equity markets may also decrease the value of limited partnerships and other alternative investments or result in losses on derivatives, thereby negatively impacting our reported earnings.
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
The open foreign currency exposure of non-U.S. dollar denominated investments will most commonly be reduced through the sale of the assets or through hedges using currency futures/forwards/swaps. In order to manage the currency risk related to any non-U.S. dollar denominated liability contracts, the Company holds non-U.S. dollar denominated investments which match the underlying currency exposure of the liabilities.
Investment Portfolio Risk
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this section are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

Fixed Maturities by Credit Quality
	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$4,839	$4,735	13.1%	$4,492	$4,536	12.3%
AAA	6,312	6,379	17.6%	5,864	6,072	16.4%
AA	6,984	7,085	19.6%	7,467	7,810	21.1%
A	8,508	8,543	23.6%	8,510	8,919	24.1%
BBB	8,274	8,232	22.8%	7,632	7,931	21.5%
BB & below	1,177	1,192	3.3%	1,647	1,696	4.6%
Total fixed maturities, AFS	$36,094	$36,166	100.0%	$35,612	$36,964	100.0%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2017, primarily due a decrease in valuations due to higher interest rates. United States government/government agencies and AAA-rated bonds increased as compared to December 31, 2017, primarily due to the reallocation of tax-

exempt municipal bonds into structured and U.S. government agency securities. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type
	September 30, 2018					December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,025	$2	$(2)	$1,025	2.8%	$925	$7	$(2)	$930	2.5%
Other	166	1	(1)	166	0.5%	194	2	—	196	0.5%
Collateralized loan obligations ("CLOs")	1,328	1	(3)	1,326	3.7%	1,257	3	—	1,260	3.4%
CMBS
Agency [1]	1,521	5	(43)	1,483	4.1%	1,199	16	(14)	1,201	3.2%
Bonds	1,892	11	(41)	1,862	5.2%	1,726	32	(9)	1,749	4.7%
Interest only (“IOs”)	305	9	(2)	312	0.9%	379	10	(3)	386	1.0%
Corporate
Basic industry	573	11	(11)	573	1.6%	523	28	(1)	550	1.5%
Capital goods	1,115	12	(24)	1,103	3.0%	1,050	44	(4)	1,090	2.9%
Consumer cyclical	915	9	(18)	906	2.5%	857	33	(2)	888	2.4%
Consumer non-cyclical	1,917	14	(50)	1,881	5.2%	1,643	46	(7)	1,682	4.6%
Energy	1,129	21	(22)	1,128	3.1%	1,056	43	(3)	1,096	3.0%
Financial services	3,450	16	(71)	3,395	9.4%	2,722	77	(10)	2,789	7.5%
Tech./comm.	1,582	41	(37)	1,586	4.4%	1,618	87	(9)	1,696	4.6%
Transportation	557	6	(12)	551	1.5%	555	18	—	573	1.6%
Utilities	2,153	46	(71)	2,128	5.9%	2,097	110	(19)	2,188	5.9%
Other	249	—	(8)	241	0.7%	249	4	(1)	252	0.7%
Foreign govt./govt. agencies	961	11	(20)	952	2.6%	1,071	43	(4)	1,110	3.0%
Municipal bonds
Taxable	614	12	(21)	605	1.7%	537	30	(5)	562	1.5%
Tax-exempt	9,662	390	(55)	9,997	27.6%	11,206	724	(7)	11,923	32.3%
RMBS
Agency	1,464	5	(45)	1,424	3.9%	1,530	10	(4)	1,536	4.2%
Non-agency	737	2	(6)	733	2.0%	227	3	—	230	0.6%
Alt-A	46	2	—	48	0.1%	58	4	—	62	0.2%
Sub-prime	879	35	(1)	913	2.5%	1,170	46	—	1,216	3.3%
U.S. Treasuries	1,854	17	(43)	1,828	5.1%	1,763	46	(10)	1,799	4.9%
Fixed maturities, AFS	36,094	679	(607)	36,166	100.0%	35,612	1,466	(114)	36,964	100%
Equity securities
Financial services						115	19	—	134	13.3%
Other						792	102	(16)	878	86.7%
Equity securities, AFS [2]						907	121	(16)	1,012	100%
Total AFS securities	$36,094	$679	$(607)	$36,166		$36,519	$1,587	$(130)	$37,976
Fixed maturities, FVO				$24					$41
Equity securities, at fair value [2]				$1,035

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]	Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities, at fair value.
The fair value of AFS securities decreased as compared to December 31, 2017, primarily due to a decrease in valuations due to higher interest rates. Also, tax-exempt municipal bonds were reallocated into corporate bonds, structured and U.S. government agency securities during the period.

Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturities and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Services by Credit Quality
	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$28	$29	$1	$25	$26	$1
AA	515	514	(1)	147	150	3
A	1,616	1,582	(34)	1,525	1,575	50
BBB	1,236	1,214	(22)	1,061	1,089	28
BB & below	55	56	1	79	83	4
Total [1]	$3,450	$3,395	$(55)	$2,837	$2,923	$86

[1]
Includes equity, AFS securities with an amortized cost and fair value of $115 and $134 as of December 31, 2017. Effective January 1, 2018, with the adoption of new accounting guidance for financial instruments, equity securities, AFS were reclassified to equity securities, at fair value and are excluded from the table above as of September 30, 2018.

The Company's fair value of investments in the financial services sector increased as compared to December 31, 2017 due to purchases of investment grade corporate securities, slightly offset by a decline in valuations due to higher interest rates and wider credit spreads.
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

Exposure to CMBS Bonds as of September 30, 2018
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$20	$21	$5	$5	$—	$—	$—	$—	$9	$9	$34	$35
2009	—	—	2	2	—	—	—	—	—	—	2	2
2010	18	18	—	—	—	—	—	—	—	—	18	18
2011	38	39	—	—	2	2	—	—	—	—	40	41
2012	17	17	9	8	—	—	5	5	—	—	31	30
2013	—	—	11	11	36	37	—	—	—	—	47	48
2014	284	283	36	36	43	42	—	—	—	—	363	361
2015	136	132	111	110	156	157	8	9	—	—	411	408
2016	167	159	106	102	78	79	9	9	—	—	360	349
2017	202	194	142	135	—	—	—	—	—	—	344	329
2018	150	149	23	23	46	46	23	23	—	—	242	241
Total	$1,032	$1,012	$445	$432	$361	$363	$45	$46	$9	$9	$1,892	$1,862
Credit protection	30.7%		21.6%		14.3%		12.1%		69.7%		25.1%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS Bonds as of December 31, 2017
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$32	$32	$5	$6	$—	$—	$—	$—	$9	$9	$46	$47
2009	—	—	2	2	—	—	—	—	—	—	2	2
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	40	42	—	—	2	2	—	—	—	—	42	44
2012	17	18	9	9	—	—	5	5	—	—	31	32
2013	—	—	11	11	36	38	—	—	—	—	47	49
2014	284	292	36	37	43	43	4	4	5	5	372	381
2015	206	207	111	112	155	159	25	25	3	3	500	506
2016	201	200	107	107	78	81	9	9	—	—	395	397
2017	131	131	142	141	—	—	—	—	—	—	273	272
Total	$929	$941	$423	$425	$314	$323	$43	$43	$17	$17	$1,726	$1,749
Credit protection	30.8%		21.4%		14.1%		11.3%		41.0%		25.1%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to commercial mortgage loans. These loans are collateralized by real estate properties that are diversified both geographically throughout the United States and by property type. These loans are primarily originated by the Company as high quality whole loans, most of which portions are participated out to institutional clients. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement.
As of September 30, 2018 and December 31, 2017, commercial mortgage loans had an amortized cost and carrying value of $3.6 billion and $3.2 billion, respectively, with a valuation allowance of $1 for both periods.

The Company funded $450 of commercial loans with a weighted average loan-to-value (“LTV”) ratio of 61% and a weighted average yield of 4.4% during the nine months ended September 30, 2018. The Company continues to originate commercial loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of September 30, 2018 or December 31, 2017.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,379	$1,424	AA-	$1,976	$2,087	AA
Pre-Refunded [1]	1,963	2,030	AAA	1,960	2,067	AAA
Revenue
Transportation	1,452	1,530	A+	1,638	1,790	A+
Health Care	1,109	1,135	AA-	1,278	1,359	AA-
Education	947	948	AA	1,079	1,130	AA
Water & Sewer	910	938	AA	1,069	1,131	AA
Leasing [2]	754	775	AA-	809	858	AA-
Sales Tax	548	578	AA	537	590	AA
Power	373	390	AA-	442	478	AA-
Housing	33	34	A+	79	82	AA-
Other	808	820	AA-	876	913	AA-
Total Revenue	6,934	7,148	AA-	7,807	8,331	AA-
Total Municipal	$10,276	$10,602	AA	$11,743	$12,485	AA

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

As of both September 30, 2018 and December 31, 2017, the largest issuer concentrations were the New York City Transitional Finance Authority, the New York Dormitory Authority, and the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 23% of the fair value of the Company's investment portfolio. The Company has evaluated its portfolio allocation to municipal bonds with respect to the changes in corporate income tax rates that began in 2018 and has reduced exposure through both asset sales and principal repayments. The Company will continue to actively assess the  sector’s relative value over time.

Limited Partnerships and Other Alternative Investments
The following tables present the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds, and private equity funds. Real estate funds consist of investments primarily in real estate joint venture and equity funds. Private equity funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential as well as limited exposure to public markets.

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$3	20.0%	$—	—%	$3	9.3%	$2	28.6%
Real estate funds	26	20.0%	24	20.0%	36	9.6%	29	8.2%
Private equity funds	18	9.7%	25	15.6%	119	24.5%	106	23.7%
Other alternative investments	(2)	(1.1%)	(1)	(0.7%)	(1)	(0.2%)	8	2.7%
Total	$45	10.6%	$48	12.8%	$157	13.3%	$145	13.2%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Hedge funds	$47	2.7%	$22	1.4%
Real estate funds	533	31.1%	486	30.6%
Private equity and other funds	746	43.6%	693	43.6%
Other alternative investments [1]	386	22.6%	387	24.4%
Total	$1,712	100%	$1,588	100%
[1]Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $607 as of September 30, 2018 and have increased $477, or 367%, from December 31, 2017, primarily due to higher interest rates. As of September 30, 2018, $600 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $7 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily securities with exposure to commercial real estate which are depressed primarily due to higher interest rates since the securities were purchased.
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

Unrealized Loss Aging for AFS Securities
	September 30, 2018				December 31, 2017
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	602	$5,147	$5,109	$(38)	1,286	$4,315	$4,289	$(26)
Greater than three to six months	352	2,673	2,630	(43)	342	1,694	1,673	(21)
Greater than six to nine months	898	6,380	6,156	(224)	157	601	594	(7)
Greater than nine to eleven months	472	2,555	2,453	(102)	89	188	183	(5)
Twelve months or more	602	3,183	2,983	(200)	652	2,040	1,969	(71)
Total	2,926	$19,938	$19,331	$(607)	2,526	$8,838	$8,708	$(130)

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%
	September 30, 2018				December 31, 2017
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	—	$—	$—	$—	30	$14	$10	$(4)
Greater than three to six months	3	2	2	—	12	10	7	(3)
Greater than six to nine months	2	2	1	(1)	—	—	—	—
Twelve months or more	38	14	8	(6)	47	13	7	(6)
Total	43	$18	$11	$(7)	89	$37	$24	$(13)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other-than-temporary Impairments Recognized in Earnings by Security Type
	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Credit Impairments
CMBS	$1	$—	$1	$2
Equity Impairments	—	1	—	2
Intent-to-Sell Impairments	—	—	—	—
Total	$1	$1	$1	$4
Three and nine months ended September 30, 2018
For the three and nine months ended September 30, 2018, impairments recognized in earnings were comprised of credit impairments of $1 and $1, respectively. The credit impairments were primarily related to interest-only CMBS and were identified through security specific review of the expected future cash flows.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Non-credit impairments recognized in other comprehensive income were $3 and$5 for the three and nine months ended September 30, 2018, respectively.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations.
Three and nine months ended September 30, 2017
For the three and nine months ended September 30, 2017, impairments recognized in earnings were comprised of credit impairments of $0 and $2, respectively and impairments on equity of $1 and $2, respectively. The credit impairments were primarily related to interest-only CMBS and were identified through security specific review of the expected future cash flows. The impairments on equity securities were in an unrealized loss position and the Company no longer believed the securities would recover in the foreseeable future.
CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of September 30, 2018:

•	$2.3 billion in fixed maturities, short-term investments, investment sales receivable and cash at HFSG Holding Company.

•
A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023. No borrowings were outstanding as of September 30, 2018.

•	Borrowings available under a commercial paper program to a maximum of $750. As of September 30, 2018 there was no commercial paper outstanding.

•
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes.

•
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the Federal Home Loan Bank of Boston (“FHLBB”) and have access to collateralized advances of up to $1.3 billion and $0.5 billion, respectively, without prior approval of the Connecticut Department of Insurance (“CTDOI”).  As of September 30, 2018, there were no advances outstanding under either FHLBB facility.

2018 dividend capacity:

•
For the remainder of 2018, the Company has $125 remaining dividend capacity for property and casualty (P&C) insurance subsidiaries. Hartford Fire Insurance Company has sought approval from the Connecticut Department of Insurance to pay an extraordinary dividend of approximately $1.0 billion to the HFSG Holding Company during the fourth quarter of 2018. The dividends may be used to fund obligations of the HFSG Holding Company.

•	Hartford Life and Accident Insurance Company ("HLA") has no dividend capacity for 2018 and does not anticipate paying dividends in 2018.

Expected liquidity requirements for the next twelve months as of September 30, 2018:

•	$413 maturing debt payment due in January of 2019.

•	$285 of interest on debt.

•	$435 of common stockholders dividends, subject to the discretion of the Board of Directors.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	$2.2 billion of cash consideration including transaction expenses to acquire all outstanding common shares of Navigators Group, a global specialty underwriter.
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
As of September 30, 2018, HFSG Holding Company held fixed maturities, short-term investments, investment sales receivable and cash of $2.3 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payment of the 6.0% senior note of $413 at maturity in January 2019, interest payments on debt of approximately $285, and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $435.
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
On June 15, 2018 The Hartford redeemed $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068. In connection with the initial offering of the 8.125% debentures, the Company entered into a replacement capital covenant ("RCC"), and under the terms of the RCC, if the Company redeemed the 8.125% debentures at any time prior to June 15, 2048 it could only do so with the proceeds from the sale of certain qualifying replacement securities. The 3 month Libor plus 2.125% debentures issued February 15, 2017 are qualifying replacement securities within the definition of the RCC. In connection with this redemption, the Company recognized a $6 loss on extinguishment of debt for unamortized deferred debt issuance costs.

Equity
The Company does not currently have an equity repurchase authorization in 2018.
Dividends
The Hartford's Board of Directors declared the following quarterly dividends:

Declared	Record	Payable	Amount
October 18, 2018	December 3, 2018	January 2, 2019	$0.30
July 19, 2018	September 4, 2018	October 1, 2018	$0.30
May 17, 2018	June 1, 2018	July 2, 2018	$0.25
February 22, 2018	March 5, 2018	April 2, 2018	$0.25
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
Pension Plans and Other Postretirement Benefits
The Company does not have a 2018 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company contributed $101 in September 2018 to its U.S. qualified defined benefit pension plan.
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
During the first nine months of 2018, total dividends paid by P&C subsidiaries to HFSG holding company were $2.1 billion. This includes an extraordinary dividend of $2.0 billion, which was comprised of a $1.9 billion principal paydown on the intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company related to the sale of Talcott Resolution and $92 related to interest payments on the note. In addition, there was $50 of ordinary P&C dividends that were paid to HFSG holding company, though these were subsequently contributed to a run-off P&C subsidiary. Excluding the interest payments on the intercompany note and dividends that were subsequently contributed to a P&C subsidiary, net dividends paid by P&C subsidiaries to HFSG holding company were $1.9 billion during the first nine months of 2018.
Total net dividends received by HFSG holding company were $2.0 billion, including $1.9 billion from P&C subsidiaries and $85 from Mutual Funds during the first nine months of 2018.
Over the remainder of 2018, the Company anticipates receiving approximately $30 of dividends from Mutual Funds and does not anticipate receiving any additional dividends from HLA. Hartford Fire Insurance Company has sought approval from the Connecticut Department of Insurance to pay an extraordinary dividend of approximately $1.0 billion to the HFSG Holding Company during the fourth quarter of 2018. The dividends may be used to fund obligations of the HFSG Holding Company.
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
Revolving loans from the Credit Facility may be in multiple currencies. U.S. dollar loans will bear interest at a floating rate equivalent to an indexed rate depending on the type of borrowing and a basis point spread based on The Hartford's credit rating and will mature no later than March 29, 2023. Letters of credit issued from the Credit Facility bear a fee based on The Hartford's credit rating and expire no later than March 29, 2024. The Credit Facility requires the Company to maintain a minimum consolidated net worth excluding AOCI of $9 billion, limit the ratio of senior debt to capitalization excluding AOCI to no more than 35% and meet other customary covenants. The Credit Facility is for general corporate purposes.
As of September 30, 2018, no borrowings were outstanding and $3 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Commercial Paper
As of September 30, 2018, The Hartford's maximum borrowings available under its commercial paper program is $750 and there was no commercial paper outstanding. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. On July 19, 2018, the Board of Directors revised the Company's commercial paper issuance authorization from $1 billion to $750 to align the program with the Company's $750 five year revolving credit facility which became effective on June 11, 2018.
Intercompany Liquidity Agreements
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes. The Connecticut Department of Insurance ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes.
On May 25, 2018 Hartford Financial Services Group issued a Revolving Note (the "Note") in the principal amount of $165 to Hartford Fire Insurance Company. The note was repaid on June 1, 2018.
As of September 30, 2018, there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
In August 2018, the Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), became members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

may be short- or long-term with fixed or variable rates. FHLBB membership required the purchase of member stock and requires additional member stock ownership of 3% or 4% of any amount borrowed. Acceptable forms of collateral include real estate backed fixed maturities and mortgage loans and the amount of advances that can be taken is limited to a percentage of the fair value of the assets that ranges from a high of 97% for US government-backed fixed maturities maturing within 3 years to a low of 40% for A-rated commercial mortgage-backed fixed maturities maturing in 5 years or more. In its consolidated balance sheets, The Hartford would present the liability for advances taken based on use of the funds with advances for general corporate purposes presented in short- or long-term debt and advances to earn incremental investment income presented in other liabilities, consistent with other collateralized financing transactions such as securities lending and repurchase agreements. The CTDOI permits Hartford Fire and HLA to pledge up to $1.3 billion and $0.5 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2018. The pledge limit is determined annually based on statutory admitted assets and capital and surplus of Hartford Fire and HLA, respectively. As of September 30, 2018, there were no advances outstanding under either FHLBB facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2018 was $69. Of this $69, the legal entities have posted collateral of $68 in the normal course of business. Based on derivative market values as of September 30, 2018, a downgrade of one level below the current financial strength rates by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of September 30, 2018, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $8 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of September 30, 2018, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
Insurance Operations
While subject to variability period to period, underwriting and investment cash flows continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2017 Form 10-K Annual Report.
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

Property & Casualty
As of September 30, 2018
Fixed maturities	$25,446
Short-term investments	1,340
Cash	70
Less: Derivative collateral	62
Total	$26,794
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums or proceeds received through the sale of invested assets. A sale of invested assets could result in significant realized capital losses.
Group Benefits Operations
Group Benefits operations’ total unpaid loss and loss adjustment expense reserves of $8.5 billion are supported by $11.8 billion of cash and invested assets, including assets available to meet liquidity needs as shown below.

Group Benefits Operations
As of September 30, 2018
Fixed maturities	$9,898
Short-term investments	500
Cash	11
Less: Derivative collateral	20
Total	$10,389

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

Capitalization

Capital Structure
	September 30, 2018	December 31, 2017	Change
Short-term debt (includes current maturities of long-term debt)	$413	$320	29%
Long-term debt	4,263	4,678	(9%)
Total debt	4,676	4,998	(6%)
Stockholders’ equity excluding AOCI, net of tax	14,248	12,831	11%
AOCI, net of tax	(1,519)	663	NM
Total stockholders’ equity	$12,729	$13,494	(6%)
Total capitalization	$17,405	$18,492	(6%)
Debt to stockholders’ equity	37%	37%
Debt to capitalization	27%	27%
Total capitalization decreased $1,087, or 6%, as of September 30, 2018 compared to December 31, 2017 primarily due to decreases in net unrealized capital gains from securities within AOCI and a decrease in long-term debt.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 15 - Changes In and

Reclassifications From Accumulated Other Comprehensive Income, and Note 6 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on Debt, see Note 11 - Debt.
Cash Flow[1]

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$1,842	$1,524
Net cash used for investing activities	$(762)	$(1,485)
Net cash used for financing activities	$(1,691)	$(658)
Cash – end of period	$102	$94
[1] Cash activities include cash flows from Discontinued Operations; see Note 18 - Business Dispositions and Discontinued Operations of Notes to Condensed Consolidated Financial Statements for information on cash flows from Discontinued Operations.
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
Cash used for investing activities decreased in 2018 compared to the prior year period primarily due proceeds from the 2018 sale of the Talcott Resolution run-off life and annuity business, which were used to acquire short term investments. Additionally, there was a change from net purchases of fixed maturities in the 2017 period to net proceeds from sales of fixed maturities in the 2018 period.

Cash used for financing activities increased from the 2017 period primarily due to a change to a decrease in securities loaned or sold under agreements to repurchase, as well as an increase in debt repayments in 2018, partially offset by a reduction in treasury stock acquired as well a decrease in net payments for deposits, transfers and withdrawals for investments and universal life products due to the sale of Talcott in May, 2018.
Operating cash flow for the nine months ended September 30, 2018 have been adequate to meet liquidity requirements.
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

Insurance Financial Strength Ratings as of October 23, 2018
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
Statutory Capital

Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2018	$7,396	$2,029	$9,425
Statutory income	1,028	247	1,275
Other items	(81)	(8)	(89)
Net change to U.S. statutory capital	947	239	1,186
U.S statutory capital at September 30, 2018	$8,343	$2,268	$10,611

[1]
The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by HHI to Hartford Fire Insurance Company. Accordingly, neither the $1.9 billion principal paydown of the note nor an associated $1.9 billion of dividends to the holding company during the nine months ended September 30, 2018 are reflected in this table.

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
Tax Reform
At the end of 2017, Congress passed and the president signed, Tax Reform, which enacted significant reforms to the U.S. tax code. The major areas of interest to the company include the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. We continue to analyze Tax Reform for other potential impacts. The U.S. Treasury and IRS have issued and continue to issue guidance implementing Tax Reform, and Congress may consider additional technical corrections to the legislation. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2018.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. In addition to the matter described below, these actions include putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper sales or underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. During the course of the litigation, the claims regarding distribution fees were dismissed without prejudice, the lineup of funds as plaintiffs changed several times, and the plaintiffs added as a defendant Hartford Funds Management Company (“HFMC”), an indirect subsidiary of the Company that assumed the role of advisor to the funds as of January 2013. In June 2015, HFMC and HIFSCO moved for summary judgment, and plaintiffs cross-moved for partial summary judgment with respect to one fund. In March 2016, the court denied the plaintiff's motion, and granted summary judgment for HIFSCO and HFMC with respect to one fund, leaving six funds as plaintiffs: The Hartford Balanced Fund, The Hartford Capital Appreciation Fund, The Hartford Floating Rate Fund, The Hartford Growth Opportunities Fund, The Hartford Healthcare Fund, and The Hartford Inflation Plus Fund. A bench trial on the issue of liability was held in November 2016. In February 2017, the court granted judgment for HIFSCO and HFMC as to all claims. Plaintiffs appealed. In August 2018, the judgment was affirmed by the United States Court of Appeals for the Third Circuit. Although plaintiffs may still seek review by the United States Supreme Court, management believes that the possibility of a material adverse outcome in this matter is remote.

Part II - Item 1A. Risk Factors

Item 1A.    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed below and in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as updated by Item 1A of Part II of the Company's Form 10-Q for the period ended June 30, 2018, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
Strategic and Operational Risks
Failure to complete our proposed acquisition of Navigators Group could impact our securities.
The completion of the Navigators Group acquisition is subject to a number of conditions, including the approval of Navigators Group’s shareholders and the receipt of required antitrust and insurance regulatory approvals. The failure to satisfy all the required conditions could prevent the acquisition from occurring. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. We can provide no assurance that we will obtain the necessary approvals within the estimated timeframe or at all, or that any such requirements that are imposed by regulators would not result in the termination of the transaction. Investors’ reactions to a failure to complete the Navigators Group acquisition, including possible speculation about alternative uses of capital, may cause volatility in our securities. A failure to complete a proposed transaction of this nature can also result in litigation by shareholders and other disaffected parties. Furthermore, we will have incurred costs, and devoted management time and resources, in connection with the transaction for which we will receive little or no benefit. In addition, even if we complete the proposed Navigators Group acquisition, we may not be able to successfully integrate Navigators Group into our business and therefore may not be able to achieve the synergies we would expect to receive as a result of the acquisition.

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The Company does not currently have an equity repurchase authorization in 2018.

Part II - Item 6. Exhibits

Item 6. EXHIBITS

See Exhibits Index on page	118.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2018
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
2.01	Agreement and Plan of Merger, dated as of August 22, 2018, by and among The Navigators Group, Inc., The Hartford Financial Services Group, Inc. and Renato Acquisition Co.	8-K/A	001-13958	2.1	8/22/2018
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.1	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.1	7/21/2016
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.01	Voting Agreement, dated as of August 22, 2018, by and among The Hartford Financial Services Group, Inc., Terence N. Deeks, Monica J. Deeks, the Deeks Family Foundation and the trusts for the benefit of members of the Deeks family that are parties thereto	8-K/A	001-13958	99.2	8/22/2018
99.02	Voting Agreement, dated as of August 22, 2018, by and between The Hartford Financial Services Group, Inc. and Stanley A. Galanski	8-K/A	001-13958	99.3	8/22/2018
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	October 25, 2018	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)