Form 10-K
period 2018-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2019-02-22
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Depositary Shares, Each Representing a 1/1,000th Interest in a Share of 6.000% Non-Cumulative Preferred Stock, Series G, par value $0.01 per share
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 29, 2018 was approximately $18 billion, based on the closing price of $51.13 per share of the Common Stock on the New York Stock Exchange on June 29, 2018.
As of February 20, 2019, there were outstanding 359,470,401 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

◦	market risks associated with our business, including changes in credit spreads, equity prices, interest rates, inflation rate, and market volatility;

◦	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

◦
the impacts of changing climate and weather patterns on our businesses, operations and investment portfolio including on claims, demand and pricing of our products, the availability and cost of reinsurance, our modeling data used to evaluate and manage risks of catastrophes and severe weather events, the value of our investment portfolios and credit risk with reinsurers and other counterparties;

◦
the risks associated with the change in or replacement of the London Inter-Bank Offered Rate ("LIBOR") on the securities we hold or may have issued, other financial instruments and any other assets and liabilities whose value is tied to LIBOR;

•	Insurance Industry and Product-Related Risks:

◦	the possibility of unfavorable loss development, including with respect to long-tailed exposures;

◦	the significant uncertainties that limit our ability to estimate the ultimate reserves necessary for asbestos and environmental claims

◦	the possibility of a pandemic, earthquake, or other natural or man-made disaster that may adversely affect our businesses;

◦
weather and other natural physical events, including the intensity and frequency of storms, hail, wildfires, flooding, winter storms, hurricanes and tropical storms, as well as climate change and its potential impact on weather patterns;

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

◦
risk associated with the use of analytical models in making decisions in key areas such as underwriting, pricing, capital management, reserving, investments, reinsurance and catastrophe risk management;

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

◦
risks associated with acquisitions and divestitures including the challenges of integrating acquired companies or businesses or separating from our divested businesses that may result in our not being able to achieve the anticipated benefits and synergies and may result in unintended consequences;

◦
difficulty in attracting and retaining talented and qualified personnel including key employees, such as executives, managers and employees with strong technological, analytical and other specialized skills;

◦	the Company’s ability to protect its intellectual property and defend against claims of infringement;

•	Regulatory and Legal Risks:

◦
the cost and other potential effects of increased regulatory and legislative developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels;

◦	unfavorable judicial or legislative developments;

◦	the impact of changes in federal or state tax laws;

◦	regulatory requirements that could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests; and

◦	the impact of potential changes in accounting principles and related financial reporting requirements.
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

Part I - Item 1. Business

Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
GENERAL
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is a holding company for a group of subsidiaries that provide property and casualty insurance, group benefits, and mutual funds and exchange-traded products to individual and business customers in the United States. The Hartford is headquartered in Connecticut and its oldest subsidiary, Hartford Fire Insurance Company, dates back to 1810. At December 31, 2018, total assets and total stockholders’ equity of The Hartford were $62.3 billion and $13.1 billion, respectively.
ORGANIZATION
The Hartford strives to maintain and enhance its position as a market leader within the financial services industry. The Company sells diverse and innovative products through multiple distribution channels to individuals and businesses and is considered a leading property and casualty and employee group benefits insurer. The Company endeavors to expand its insurance product offerings and distribution and capitalize on the strength of the Company's brand. The Hartford Stag logo is one of the most recognized symbols in the financial services industry. The Company is also working to increase efficiencies through investments in technology.
As a holding company, The Hartford Financial Services Group, Inc. is separate and distinct from its subsidiaries and has no significant business operations of its own. The holding company relies on the dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations, pay dividends and repurchase common stock. Information regarding the cash flow and liquidity needs of The Hartford Financial Services Group, Inc. may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Capital Resources and Liquidity.
REPORTING SEGMENTS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Hartford Funds (previously referred to as "Mutual Funds"), as well as a Corporate category. The Company includes in the Corporate category discontinued operations related to the life and annuity business sold in May 2018, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). Talcott Resolution is the new holding company of the life and annuity business that we sold in May 2018. In addition, Corporate includes a 9.7% ownership interest in the legal entity that acquired the life and annuity business sold.
2018 Revenues of $18,955 [1] by Segment
[1]Includes Revenue of $86 for P&C Other Operations and $105 for Corporate.
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

Part I - Item 1. Business

COMMERCIAL LINES
2018 Earned Premiums of $7,047 by Line of Business

2018 Earned Premiums of $7,047 by Product
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

Bond
Encompasses fidelity and surety insurance, including commercial surety, contract surety and fidelity bonds. Commercial surety includes bonds that insure non-performance by contractors, license and permit bonds to help meet government-mandated requirements and probate and judicial bonds for fiduciaries and civil court proceedings. Contract surety bonds may include payment and performance bonds for contractors. Fidelity bonds may include ERISA bonds related to the handling of retirement plan assets and bonds protecting against employee theft or fraud. The Company also provides credit and political risk insurance offered to clients with global operations.

Through its three lines of business of small commercial, middle market and specialty, Commercial Lines principally provides workers’ compensation, property, automobile and general liability insurance products to businesses, primarily throughout the

United States. In addition, the specialty line of business provides professional liability, bond, credit and political risk, loss-sensitive workers compensation, general liability, automobile liability and automobile physical damage coverages. The majority of

Part I - Item 1. Business

Commercial Lines written premium is generated by small commercial and middle market, which provide coverage options and customized pricing based on the policyholder’s individual risk characteristics. Within small commercial, both property and general liability coverages are offered under a single package policy, marketed under the Spectrum name. Specialty provides a variety of customized insurance products and services.
Small commercial provides coverages for small businesses, which the Company considers to be businesses with an annual payroll under $12, revenues under $25 and property values less than $20 per location. Through Maxum Specialty Insurance Group ("Maxum"), small commercial also provides excess and surplus lines coverage to small businesses including umbrella, general liability, property and other coverages. Middle market provides insurance coverages to medium-sized businesses, which are companies whose payroll, revenue and property values exceed the small business definition. The Company has a small amount of property and casualty business written internationally. For U.S. exporters and other U.S. companies with international exposures, the Company covers property, marine and liability risks outside the U.S. as the assuming reinsurer under reinsurance agreements with third parties.
In addition to offering standard commercial lines products, middle market includes program business which provides tailored programs, primarily to customers with common risk characteristics. Within specialty, a significant portion of the business is written through large deductible programs for national accounts. Other programs written within specialty are retrospectively-rated where the premiums are adjustable based on loss experience. Also within specialty, the Company writes captive programs business, which provides tailored programs to those seeking a loss sensitive solution where premiums are adjustable based on loss experience. On August 22, 2018, the Company entered into a definitive agreement to acquire The Navigators Group, Inc., a global specialty underwriter. This acquisition could change the way we go to market as a commercial lines carrier.
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
Competition
Small Commercial
In small commercial, The Hartford competes against large national carriers, regional carriers and direct writers. Competitors include stock companies, mutual companies and other underwriting organizations. The small commercial market remains highly competitive and fragmented as carriers seek to differentiate themselves through product expansion, price reduction, enhanced service and leading technology. Larger carriers such as The Hartford continually advance their pricing sophistication and ease of doing business with agents and customers through the use of technology, analytics and other capabilities that improve the process of evaluating a risk, quoting new business and servicing customers. The Company also continuously enhances digital capabilities as customers and distributors demand more access and convenience, and expands product and underwriting capabilities to accommodate both larger accounts and a broader risk appetite. Existing competitors and new entrants, including start-up and non-traditional carriers, are actively looking to expand sales of business insurance products to small businesses through increasing their underwriting appetite, deepening their relationships with distribution partners, and through on-line and direct-to-consumer marketing.
Middle Market
Middle market business is considered “high touch” and involves individual underwriting and pricing decisions. The pricing of middle market accounts is prone to significant volatility over time due to changes in individual account characteristics and exposure, as well as legislative and macro-economic forces. National and regional carriers participate in the middle market insurance sector, resulting in a competitive environment where pricing and policy terms are critical to securing new business and retaining existing accounts. Within this competitive environment, The Hartford is working to deepen its product and underwriting capabilities, leverage its sales and underwriting talent and expand its use of data analytics to make risk selection and pricing decisions. In product development and related areas such as claims and risk engineering, the Company is extending its capabilities in industry verticals, such as energy, construction, automobile parts manufacturing, food processing and hospitality. Through a business partner, the Company offers business insurance coverages to exporters and other U.S. companies with a physical presence overseas. The Hartford’s middle market business will leverage the investments in product, underwriting, and technology to better match price to individual risk as the firm pursues responsible growth strategies to deliver target returns.
Specialty Commercial
Specialty commercial competes on an account-by-account basis due to the complex nature of each transaction. Competition in this market includes stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations.
For specialty casualty businesses, pricing competition continues to be significant, particularly for the larger individual accounts. As a means to mitigate the cost of insurance on larger accounts, more insureds may opt for the loss-sensitive products offered in our national accounts segment, including retrospectively rated contracts, in lieu of guaranteed cost policies. Under a retrospectively-rated contract, the ultimate premium collected from the insured is adjusted based on how incurred losses for the policy year develop over time, subject to a minimum and maximum premium. Within national accounts, the Company implemented a new risk management platform, allowing customers better access to claims data and other information needed by corporate risk managers. This system allows the Company to work more closely with customers to improve long-term account performance.

Part I - Item 1. Business

In the bond business, favorable underwriting results in recent years has led to increased competition for market share.
In professional liability, large and medium-sized businesses are in differing competitive environments. Large public director &

officers coverage, specifically excess layers, is under significant competitive price pressure. The middle market private management liability segment is in a more stable competitive and pricing environment.

PERSONAL LINES
2018 Earned Premiums of $3,399 by Line of Business

2018 Earned Premiums of $3,399 by Product
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

Personal Lines provides automobile, homeowners and personal umbrella coverages to individuals across the United States, including a program designed exclusively for members of AARP (“AARP Program”). The Hartford's automobile and homeowners products provide coverage options and pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, they represent a significant portion of the total Personal Lines' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $3.0 billion, $3.2 billion and $3.3 billion in 2018, 2017 and 2016, respectively.
During 2018, Personal Lines continued to refine its automobile and home product offerings marketed under the Open Road Auto and Home Advantage names. Overall rate levels, price segmentation, rating factors and underwriting procedures were examined and updated to reflect the company’s actual experience with these products. In addition, Personal Lines also continued working with carrier partners to provide risk protection options for AARP members with needs beyond the company’s current product offering.
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

Part I - Item 1. Business

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
Most of Personal Lines' sales are associated with its exclusive licensing arrangement with AARP, with the current agreement in place through January 1, 2023, to market automobile, homeowners and personal umbrella coverages to AARP's approximately 37 million members, primarily direct but also through independent agents. This relationship with AARP, which has been in place since 1984, provides Personal Lines with an important competitive advantage given the increase in the population of those over age 50 and the strength of the AARP brand. In most states, auto and home policies issued to AARP members include a lifetime continuation agreement endorsement, providing that the policies will be renewed as long as certain terms are met, such as timely payment of premium and maintaining a driver’s license in good standing.
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
The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business, and carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments. The Company continues to invest in capabilities to better utilize data and analytics, and thereby, refine and manage underwriting and pricing.
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
2018 Premiums and Fee Income of $5,598
Principal Products and Services

Group Life
Typically is term life insurance provided in the form of yearly renewable term life insurance. Other life coverages in this category include accidental death and dismemberment and travel accident insurance.

Group Disability
Typically comprised of both short-term and long-term disability coverage that pays a percentage of an employee’s salary for a period of time if they are ill or injured and cannot perform the duties of their job. Short-term and long-term disability policies have elimination periods that must be satisfied prior to benefit payments. The Company also earns fee income from leave management services and the administration of underwriting, enrollment and claims processing for employer self-funded plans.

Other Products	Includes other group coverages such as retiree health insurance, critical illness, accident, hospital indemnity and participant accident coverages.
Group insurance typically covers an entire group of people under a single contract, most typically the employees of a single employer or members of an association.
Group Benefits provides group life, disability and other group coverages to members of employer groups, associations and affinity groups through direct insurance policies and provides reinsurance to other insurance companies. In addition to employer paid coverages, the segment offers voluntary product coverages which are offered through employee payroll deductions. Group Benefits also offers disability underwriting, administration, and claims processing to self-funded employer plans. In addition, the segment offers a single-company leave management solution, which integrates work absence data from the insurer’s short-term and long-term group disability and workers’ compensation insurance with its leave management administration services.
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
Marketing and Distribution
The Group Benefits distribution network is managed through a regional sales office system to distribute its group insurance products and services through a variety of distribution outlets including brokers, consultants, third-party administrators and trade associations. Additionally, the segment has relationships with several private exchanges which offer its products to employer groups.
The acquisition of Aetna's U.S. group life and disability business further enhanced Group Benefit's distribution footprint by increasing its sales force. The acquisition also provided Group Benefits an exclusive, multi year collaboration to sell it's group life and disability products through Aetna's medical sales team.

Part I - Item 1. Business

Competition
Group Benefits competes with numerous insurance companies and financial intermediaries marketing insurance products. In order to differentiate itself, Group Benefits uses its risk management expertise and economies of scale to derive a competitive advantage. Competitive factors include the extent of products offered, price, the quality of customer and claims handling services, and the Company's relationship with third-party distributors and private exchanges. Active price competition continues in the marketplace, resulting in multi-year rate guarantees being offered to customers. Top tier insurers in the marketplace also offer on-line and self service capabilities to third party distributors and consumers. The relatively large size and underwriting capacity of the Group Benefits business provides a competitive advantage over smaller competitors.
Group Benefits' acquisition of Aetna's U.S. group life and disability business further increased its market presence and competitive capabilities through the addition of industry-leading digital technology and an integrated absence management and claims platform.
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

HARTFORD FUNDS
Hartford Funds Segment AUM of $104,840 as of December 31, 2018

Mutual Fund AUM as of December 31, 2018
Principal Products and Services

Mutual Funds
Includes 70 actively managed open-ended mutual funds across a variety of asset classes including domestic and international equity, fixed income, and multi-strategy investments, principally subadvised by two unaffiliated institutional asset management firms that have comprehensive global investment capabilities.

ETP
Includes a suite of exchange-traded products (“ETP”) traded on the New York Stock Exchange that is comprised of strategic beta and actively managed fixed income exchange-traded funds ("ETF"). Strategic beta ETF’s are designed to track indices using both active and passive investment techniques that strive to improve performance relative to traditional capitalization weighted indices.

Talcott Resolution life and annuity separate accounts	Relates to assets of the life and annuity business sold in May 2018 that are still managed by the Company's Hartford Funds segment.
The Hartford Funds segment provides investment management, administration, product distribution and related services to investors through a diverse set of investment products in domestic and international markets. Hartford Funds'

comprehensive range of products and services assist clients in achieving their desired investment objectives. Assets under management are separated into three distinct categories referred to as mutual funds, ETP and Talcott Resolution life and annuity

Part I - Item 1. Business

separate accounts, which relate to the life and annuity business sold in May 2018. The Hartford Funds segment will continue to manage the mutual fund assets of Talcott Resolution, though these assets are expected to continue to decline over time.
Marketing and Distribution
Our funds and ETPs are sold through national and regional broker-dealer organizations, independent financial advisers, defined contribution plans, financial consultants, bank trust groups and registered investment advisers. Our distribution team is organized to sell primarily in the United States. The investment products for Talcott Resolution are not actively distributed.

Competition
The investment management industry is mature and highly competitive. Firms are differentiated by investment performance, range of products offered, brand recognition, financial strength, proprietary distribution channels, quality of service and level of fees charged relative to quality of investment products. The Hartford Funds segment competes with a large number of asset management firms and other financial institutions and differentiates itself through superior fund performance, product breadth, strong distribution and competitive fees. In recent years demand for lower cost passive investment strategies has outpaced demand for actively managed strategies and has taken market share from active managers.

CORPORATE
The Company includes in the Corporate category investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.

Additionally, included in the Corporate category are discontinued operations from the Company's life and annuity business sold in May 2018 and a 9.7% ownership interest in the legal entity that acquired this business. The assets and liabilities of this business had been accounted for as held for sale until closing and operating results of the life and annuity business are included in discontinued operations for all periods prior to the closing date.

RESERVES
Total Reserves as of December 31, 2018

[1]
Includes reserves for future policy benefits and other policyholder funds and benefits payable of $642 and $767, respectively, of which $427 and $455, respectively, relate to the Group Benefits segment with the remainder related to run-off structured settlement and terminal funding agreements within Corporate.

Total Property & Casualty Reserves as of December 31, 2018
The reserve for unpaid losses and loss adjustment expenses includes a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these insurance claims, including reserves related to both Property & Casualty and Group Benefits.
Further discussion of The Hartford’s property and casualty insurance product reserves, including asbestos and environmental claims reserves within P&C Other Operations,

Part I - Item 1. Business

may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Property and Casualty Insurance Product Reserves. Additional discussion may be found in Notes to Consolidated Financial Statements, including in the Company’s accounting policies for insurance product reserves within Note 1 - Basis of Presentation and Significant Accounting Policies and in Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
Total Group Benefits Reserves as of December 31, 2018
[1]Includes $118 of short-term disability ("STD") reserves and $43 of supplemental health reserves.
[2]Includes $311 of paid up life reserves and policy reserves on life policies, $107 of reserves for conversions to individual life and $9 of other reserves.
Other policyholder funds and benefits payable represent deposits from policyholders where the company does not have insurance risk but is subject to investment risk. Reserves for future policy benefits represent life-contingent reserves for which the company is subject to insurance and investment risk.
Further discussion of The Hartford's Group Benefits long-term disability reserves may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Group Benefits Long-term Disability ("LTD") Reserves, Net of Reinsurance. Additional discussion may be found in Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

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
Geographic Distribution of Earned Premium (% of total)

Location	Commercial Lines	Personal Lines	Group Benefits	Total
California	8%	2%	3%	13%
New York	5%	1%	3%	9%
Texas	3%	2%	2%	7%
Florida	2%	2%	2%	6%
New Jersey	3%	—%	2%	5%
All other [1]	23%	15%	22%	60%
Total	44%	22%	34%	100%

[1]	No other single state or country accounted for 5% or more of the Company's consolidated earned premium written in 2018.

Part I - Item 1. Business

CLAIMS ADMINISTRATION FOR P&C AND GROUP BENEFITS
Claims administration includes the functions associated with the receipt of initial loss notices, claims adjudication and estimates, legal representation for insureds where appropriate, establishment of case reserves, payment of losses and notification to reinsurers. These activities are performed by approximately 6,720 claim professionals located in 49 states, organized to meet the specific claim service needs for our various product offerings. Our combined Workers’ Compensation and Group Benefits units enable us to leverage synergies for improved outcomes.
Claim payments for benefit, loss and loss adjustment expenses are the largest expenditure for the Company.
REINSURANCE
For discussion of reinsurance, see Part II, Item 7, MD&A — Enterprise Risk Management and Note 8 - Reinsurance of Notes to Consolidated Financial Statements.
INVESTMENT OPERATIONS
Hartford Investment Management Company (“HIMCO”) is an SEC registered investment advisor and manages the Company's investment operations. HIMCO provides customized investment strategies for The Hartford's investment portfolio, as well as for The Hartford's pension plan and institutional clients. In connection with the life and annuity business sold in May 2018, HIMCO entered into an agreement for an initial five year term to manage the invested assets of Talcott Resolution.
As of December 31, 2018 and 2017, the fair value of HIMCO’s total assets under management was approximately $89.6 billion and $98.6 billion, respectively, of which $40.2 billion and $2.1 billion, respectively, were held in HIMCO managed third party accounts.
Management of The Hartford's Investment Portfolio
HIMCO manages the Company's investment portfolios to maximize economic value and generate the returns necessary to support the Hartford’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, but are not limited to, asset sector, credit issuer allocation limits, and maximum portfolio limits for below investment grade holdings. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching and the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A — Enterprise Risk Management.
The Hartford's Investment Portfolio of $46.8 billion as of December 31, 2018
ENTERPRISE RISK MANAGEMENT
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

Part I - Item 1. Business

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
The National Association of Insurance Commissioners (“NAIC”), the organization that works to promote standardization of best practices and assists state insurance regulatory authorities and insurers, conducted the “Solvency Modernization Initiative” (the “Solvency Initiative”). The effort focused on reviewing the U.S. financial regulatory system and financial regulation affecting insurance companies including: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. As a result of the Solvency Initiative, among other items, the NAIC adopted the Corporate Governance Annual Disclosure Model Act, which was enacted by the Company’s lead domestic state of Connecticut. The model law requires insurers to make an annual confidential filing regarding their corporate governance policies commencing in 2016. In addition, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which also has been adopted by Connecticut. ORSA requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer’s material risks in normal and stressed environments. Many state insurance holding company laws, including those of Connecticut, have also been amended to require insurers to file an annual confidential enterprise risk report with their lead domestic regulator, disclosing material risks within the entire holding company system that could pose an enterprise risk to the insurer.
Federal and State Securities and Financial Regulation Laws
The Company sells and distributes its mutual funds through a broker dealer subsidiary, and is subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority (“FINRA”), the SEC and/or, in some instances, state securities administrators. Other subsidiaries operate as investment advisers registered with the SEC under the Investment Advisers’ Act of 1940, as amended, and are registered as investment advisers under certain state laws, as applicable. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include, among other things, regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, recordkeeping, and reporting requirements.
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
EMPLOYEES
The Hartford has approximately 18,500 employees as of December 31, 2018.
AVAILABLE INFORMATION
The Company’s Internet address is www.thehartford.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations section of our website, https://ir.thehartford.com, as soon as reasonably practicable after they are filed electronically with the SEC. Reports filed with the SEC may be viewed at www.sec.gov. References in this report to our website address are provided only as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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
The Company’s investment portfolio and insurance liabilities are sensitive to changes in economic, political and global capital market conditions, such as the effect of a weak economy and changes in credit spreads, equity prices, interest rates and inflation. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, a weak real estate market, lower business investment and lower consumer spending may adversely affect the demand for insurance and financial products and lower the Company’s profitability in some cases. In addition, a deterioration in global economic conditions, including due to a trade war, tariffs or other actions with respect to international trade agreements or policies, has the potential to, among other things, reduce demand for our products, reduce exposures we insure, drive higher inflation that could increase the Company’s loss costs and result in increased incidence of claims, particularly for workers’ compensation and disability claims. The Company’s investment portfolio includes limited partnerships and other alternative investments and equity securities for which changes in value are reported in earnings. These investments may be adversely impacted by economic volatility, including real estate market deterioration, which could impact our net investment returns and result in an adverse impact on operating results.
Below are several key factors impacted by changes in economic, political, and global market conditions and their potential effect on the Company’s business and results of operation:

•	Credit Spread Risk - Credit spread exposure is reflected in the market prices of fixed income instruments where lower rated securities generally trade at a higher credit spread. If issuer credit spreads increase or widen, the market value of our investment portfolio may decline. If the credit spread widening is significant and occurs over an extended period of time, the Company may recognize other-than-temporary impairments, resulting in decreased earnings. If credit spreads tighten, significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, the value of credit derivatives under which the Company assumes exposure or purchases protection are impacted by changes in credit spreads, with losses occurring when credit spreads widen for assumed exposure or when credit spreads tighten if credit protection has been purchased.

•
Equity Markets Risk - A decline in equity markets may result in unrealized capital losses on investments in equity securities recorded against net income and lower earnings from Hartford Funds where fee income is earned based upon the fair value of the assets under management. Equity markets are unpredictable. During 2018, the equity markets were more volatile than in prior periods, which could be indicative of a greater risk of a decline. For additional information on equity market sensitivity, see Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A), Enterprise Risk Management, Financial Risk- Equity Risk.

•
Interest Rate Risk - Global economic conditions may result in the persistence of a low interest rate environment which would continue to pressure our net investment income and could result in lower margins on certain products. For additional information on interest rate sensitivity, see Part II, Item 7, MD&A, Enterprise Risk Management, Financial Risk - Interest Rate Risk

New and renewal business for our property and casualty and group benefits products is priced considering prevailing interest rates. As interest rates decline, in order to achieve the same economic return, we would have to increase product prices to offset the lower anticipated investment income earned on invested premiums. Conversely, as interest rates rise, pricing targets will tend to decrease to reflect higher anticipated investment income. Our ability to effectively react to such changes in interest rates may affect our competitiveness in the marketplace, and in turn, could reduce written premium and earnings. For additional information on interest rate sensitivity, see Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A), Enterprise Risk Management, Financial Risk - Interest Rate Risk.
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
Changing climate and weather patterns may adversely affect our business, financial condition and results of operation.
Climate change presents risks to us as an insurer, investor and employer. Climate models indicate that rising temperatures will likely result in rising sea levels over the decades to come and may increase the frequency and intensity of natural catastrophes and severe weather events. Extreme weather events such as abnormally high temperatures may result in increased losses associated with our property, auto, workers’ compensation and group benefits businesses. Changing climate patterns may also increase the duration, frequency and intensity of heat/cold waves, which may result in increased claims for property damage, business interruption and losses under workers’ compensation, group disability and group life coverages. Precipitation patterns across the U.S. are projected to change, which if realized, may increase risks of flash floods and wildfires. Additionally, there may be an impact on the demand, price and availability of automobile and homeowners insurance, and there is a risk of higher reinsurance costs or more limited availability of reinsurance coverage. Changes in climate conditions may also cause our underlying modeling data to not adequately reflect frequency and severity, limiting our ability to effectively evaluate and manage risks of catastrophes and severe weather events. Among other impacts, this could result in not charging enough premiums or not obtaining timely state approvals for rate increases to cover the risks we insure. We may also experience significant interruptions to the Company’s systems and operations that hinder our ability to sell and service business, manage claims and operate our business.
In addition, climate change-related risks may adversely impact the value of the securities that we hold. The effects of climate change could also lead to increased credit risk of other counterparties we transact business with, including reinsurers. Rising sea levels may lead to decreases in real estate values in coastal areas, reducing premium and demand for commercial property and homeowners insurance and adversely impacting the value of our real estate-related investments. Additionally, government policies or regulations to slow climate change, such as emission controls or technology mandates, may have an adverse impact on sectors such as utilities, transportation and manufacturing, affecting demand for our products and our investments in these sectors.
Changes in security asset prices may impact the value of our fixed income, real estate and commercial mortgage investments, resulting in realized or unrealized losses on our invested assets. Our decision to invest in certain securities and loans may also be impacted by changes in climate patterns due to:

•	changes in supply/demand characteristics for fuel (e.g., coal, oil, natural gas)

•	advances in low-carbon technology and renewable energy development and

•	effects of extreme weather events on the physical and operational exposure of industries and issuers
Because there is significant variability associated with the impacts of climate change, we cannot predict how physical, legal, regulatory and social responses may impact our business.
A change in or replacement of the London Inter-Bank Offered Rate ("LIBOR") may adversely affect the value of certain derivatives and floating rate securities we hold and floating rate securities we have issued, and any other assets or liabilities whose value may be tied to LIBOR.
Should financial institutions stop reporting the benchmark interest rate known as LIBOR or change how the rate is calculated, the Company could suffer economic loss to the extent it has fixed maturity investments or other financial instruments that do not provide for a replacement reference rate and which mature after the date LIBOR is changed or is no longer published. LIBOR is the interest rate at which banks have historically offered to lend funds to one another for short-term loans. Actions by regulators or law enforcement agencies, as well as the Intercontinental Exchange (ICE) Benchmark Administration (the current administrator of LIBOR) may result in changes to the way LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, it is not possible to predict how markets will respond to these new rates, and the effect that any changes in LIBOR or discontinuation of LIBOR might have on new or existing financial instruments. If LIBOR ceases to exist or if the

Part I - Item 1A. Risk Factors

methods of calculating LIBOR change from current methods for any reason, outstanding contracts with interest rates tied to LIBOR may be adversely affected if those contracts either do not automatically provide for a replacement rate such as SOFR or convert to another reference rate that could be less favorable to the Company. Outstanding contracts that could be affected include interest rates on certain derivatives and floating rate securities we hold, securities we have issued, and any other assets or liabilities whose value is tied to LIBOR. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of such instruments.
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
We continue to receive asbestos and environmental ("A&E") claims, the vast majority of which relate to policies written before 1986. Estimating the ultimate gross reserves needed for unpaid losses and related expenses for asbestos and environmental claims is particularly difficult for insurers and reinsurers. The actuarial tools and other techniques used to estimate the ultimate cost of more traditional insurance exposures tend to be less precise when used to estimate reserves for some A&E exposures.
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
Effective December 31, 2016, the Company entered into an agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”) whereby the Company is reinsured for subsequent adverse development on substantially all of its net A&E reserves up to an aggregate net limit of $1.5 billion. The adverse development cover excludes risk of adverse development on net A&E reserves held by the Company's U.K. Property and Casualty run-off subsidiaries which have been accounted for as liabilities held for sale in the consolidated balance sheets as of December 31, 2016. We remain directly liable to claimants and if the reinsurer does not fulfill its obligations under the agreement or if future adverse development exceeds the $1.5 billion aggregate limit, we may need to increase our recorded net reserves which could have a material adverse effect on our financial condition, results of operations and liquidity. As of December 31, 2018, $977 of aggregated limit remained available under the adverse development cover. Furthermore, if cumulative A&E losses ceded to NICO were to exceed the $650 of ceded premium paid to NICO, the Company would defer recognition of the reinsurance benefit related to incurred losses above $650, resulting in a charge to earnings until such periods as reinsurance recoveries begin to be collected. As of December 31, 2018, the Company had ceded cumulative losses of $523 to NICO. For additional information related to risks associated with the adverse development cover, see Note 8 - Reinsurance and Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
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
The geographic distribution of our business subjects us to catastrophe exposure for events occurring in a number of areas, including, but not limited to: hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States; tornadoes and hail in the Midwest and Southeast; earthquakes in geographical regions exposed to seismic activity; wildfires in the West and the spread of disease. Any increases in the values and concentrations of insureds and property in these areas would increase the severity of catastrophic events in the future. In addition, changes in climate and/or weather patterns may increase the frequency and/or intensity of severe weather and natural catastrophe events potentially leading to increased insured losses. Potential examples include, but are not limited to:

•	an increase in the frequency or intensity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere,

•	more frequent and larger wildfires in certain geographies,

•	higher incidence of deluge flooding, and

•	the potential for an increase in frequency and severity of hurricane events.
For a further discussion of climate-related risks, see the above-referenced Risk Factor, “Changing climate and weather patterns

Part I - Item 1A. Risk Factors

may adversely affect our business, financial condition and results of operation.”
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
Terrorism is an example of a significant man-made caused potential catastrophe. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. In addition, workers' compensation policies generally do not have exclusions or limitations for terrorism losses. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) is also limited and only applies for certified acts of terrorism that exceed a certain threshold of industry losses. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks or other geopolitical or military crises, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio. Terrorist attacks also could disrupt our operation centers. In addition, TRIPRA expires on December 31, 2020 and if the U.S. Congress does not reauthorize the program or significantly reduces the government’s share of covered terrorism losses, the Company’s exposure to terrorism losses could increase materially unless it can purchase alternative terrorism reinsurance protection in the private markets at affordable prices or takes actions to materially reduce its exposure in lines of business subject to terrorism risk. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Enterprise Risk Management - Insurance Risk Management, Reinsurance as a Risk Management Strategy.
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

Part I - Item 1A. Risk Factors

Competitive activity, use of data analytics, or technological changes may adversely affect our market share, demand for our products, or our financial results.
The industries in which we operate are highly competitive. Our principal competitors are other property and casualty insurers, group benefits providers and providers of mutual funds and exchange-traded products. Competitors may expand their risk appetites in products and services where The Hartford currently enjoys a competitive advantage. Larger competitors with more capital and new entrants to the market could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. For example, larger competitors, including those formed through consolidation or who may acquire new entrants to the market, such as insurtech firms, may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. In addition, a number of insurers are making use of "big data" analytics to, among other things, improve pricing accuracy, be more targeted in marketing, strengthen customer relationships and provide more customized loss prevention services. If they are able to use big data more effectively than we are, it may give them a competitive advantage. Because of the highly competitive nature of the industries we compete in, there can be no assurance that we will continue to compete effectively with our industry rivals, or that competitive pressure will not have a material adverse effect on our business and results of operations.
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
We distribute our insurance products, mutual funds and ETPs through a variety of distribution channels and financial intermediaries, including brokers, independent agents, broker-dealers, banks, registered investment advisors, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through third-party arrangements. For example, we market personal lines products in large part through an exclusive licensing arrangement with AARP that continues through January 1, 2023. Our ability to distribute products through the AARP program may be adversely impacted by membership levels and the pace of membership growth. In addition, the independent agent and broker distribution channel is consolidating which could result in a larger proportion of written premium being concentrated among fewer agents and brokers, potentially increasing our cost of acquiring new business. While we periodically seek to renew or extend third party arrangements, there can be no assurance that our relationship with these third parties will continue or that the economics of these relationships won't change to make them less financially attractive to the Company. An interruption in our relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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

Part I - Item 1A. Risk Factors

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

Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. The RBC ratio could also be negatively affected if the NAIC or state insurance regulators change the statutory accounting guidance for determining statutory capital. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may need to use holding company resources or seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
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

Part I - Item 1A. Risk Factors

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
Moreover, as a holding company that is separate and distinct from our insurance subsidiaries, we have no significant business operations of our own. Therefore, we rely on dividends from our insurance company subsidiaries and other subsidiaries as the principal source of cash flow to meet our obligations. Subsidiary dividends fund payments on our debt securities and the payment of dividends to stockholders on our capital stock. Connecticut state laws and certain other jurisdictions in which we operate limit the payment of dividends and require notice to and approval by the state insurance commissioner for the declaration or payment of dividends above certain levels. Dividends paid from our insurance subsidiaries are further dependent on their cash requirements. In addition, in the event of liquidation or reorganization of a subsidiary, prior claims of a subsidiary’s creditors may take precedence over the holding company’s right to a dividend or distribution from the subsidiary except to the extent that the holding company may be a creditor of that subsidiary. For further discussion on dividends from insurance subsidiaries, see Part II, Item 7, MD&A - Capital Resources & Liquidity.

Risks Relating to Estimates, Assumptions and Valuations
Actual results could materially differ from the analytical models we use to assist our decision making in key areas such as underwriting, pricing, capital management, reserving, investments, reinsurance and catastrophe risks.
We use models to help make decisions related to, among other things, underwriting, pricing, capital allocation, reserving, investments, reinsurance, and catastrophe risk. Both proprietary and third party models we use incorporate numerous assumptions and forecasts about the future level and variability of interest rates, capital requirements, loss frequency and severity, currency exchange rates, policyholder behavior, equity markets and inflation, among others. The models are subject to the inherent limitations of any statistical analysis as the historical internal and industry data and assumptions used in the models may not be indicative of what will happen in the future. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or our estimates of the risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.
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

Part I - Item 1A. Risk Factors

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
Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and carry-forwards for possible foreign tax credits, capital losses and net operating losses. Deferred tax assets are assessed periodically by management to determine if it is more likely than not that the deferred income tax assets will be realized. Factors in management's determination include the performance of the business, including the ability to generate, from a variety of sources and tax planning strategies, sufficient future taxable income and capital gains before net operating loss and capital loss carry-forwards expire. As interest rates rise, it may be difficult to generate realized capital gains from the sale of fixed maturity securities to use capital loss carryforwards. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on deferred tax assets, then a valuation allowance will be established with a corresponding charge to net income (loss). Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.
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
We use technology to process, store, retrieve, evaluate and utilize customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. We and our third party vendors must be able to access our systems to provide insurance quotes, process premium payments, make changes to existing policies, file and pay claims, administer mutual funds, provide customer support, manage our investment portfolios, report on financial results and perform other necessary business functions.
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

Part I - Item 1A. Risk Factors

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
Our ability to execute on capital management plans, expense reduction initiatives and other actions is subject to material challenges, uncertainties and risks.
The ability to execute on capital management plans is subject to material challenges, uncertainties and risks. From time to time, our capital management plans may include the repurchase of common stock, the paydown of outstanding debt or both. We may not achieve all of the benefits we expect to derive from these plans. In the case an equity repurchase plan is approved by the Board, such capital management plan would be subject to execution risks, including, among others, risks related to market fluctuations, investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that we will fully execute any such plan. In addition, we may not be successful in keeping our businesses cost efficient. The Company may not be able to achieve all the revenue increases, expense reductions and other synergies that it expects to realize as a result of acquisitions, divestitures or restructurings. We may take future actions, including acquisitions, divestitures or restructurings that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations and liquidity.
Failure to complete our proposed acquisition of The Navigators Group, Inc. could impact our securities.
The completion of the acquisition of The Navigators Group, Inc. (Navigators Group) is subject to a number of conditions, including required regulatory approvals. The failure to satisfy all the required conditions could prevent the acquisition from occurring.

In addition, regulators could impose additional requirements or obligations as conditions for their approval. We can provide no assurance that we will obtain the necessary approvals within the estimated timeframe or at all, or that any such requirements that are imposed by regulators would not result in the termination of the transaction. Investors’ reactions to a failure to complete the acquisition of Navigators Group, including possible speculation about alternative uses of capital, may cause volatility in our securities. A failure to complete a proposed transaction of this nature can also result in litigation by stockholders and other disaffected parties. Furthermore, we will have incurred costs, and devoted management time and resources, in connection with the transaction for which we will receive little or no benefit. In addition, even if we complete the proposed Navigators Group acquisition, we may not be able to successfully integrate Navigators Group into our business and therefore may not be able to achieve the synergies we would expect to receive as a result of the acquisition.
Acquisitions and divestitures may not produce the anticipated benefits and may result in unintended consequences, which could have a material adverse impact on our financial condition and results of operations.
We may not be able to successfully integrate acquired businesses or achieve the expected synergies as a result of such acquisitions or divestitures. The process of integrating an acquired company or business can be complex and costly and may create unforeseen operating difficulties including ineffective integration of underwriting, risk management, claims handling, finance, information technology and actuarial practices. Difficulties integrating an acquired business may also result in the acquired business performing differently than we expected including through the loss of customers or in our failure to realize anticipated increased premium growth or expense-related efficiencies. We could be adversely affected by the acquisition due to unanticipated performance issues and additional expense, unforeseen liabilities, transaction-related charges, downgrades of third-party rating agencies, diversion of management time and resources to integration challenges, loss of key employees, regulatory requirements, exposure to tax liabilities, amortization of expenses related to intangibles and charges for impairment of long-term assets or goodwill. In addition, we may be adversely impacted by uncertainties related to reserve estimates of the acquired company and its design and operation of internal controls over financial reporting. We may be unable to distribute as much capital to the holding company as planned due to regulatory restrictions or other reasons that may adversely affect our liquidity.
In addition in the case of business dispositions, we may have difficulties in separating from our divested businesses which may result in our incurring additional, unforeseen expenses, and diversion of management’s time and resources to the challenges of business separation. In the case of business or asset dispositions, we may have continued financial exposure to the divested businesses through reinsurance, indemnification or other financial arrangements following the transaction. We may also retain a position in securities of the acquirer that purchased the divested business, which subjects us to risks related to the price of the equity securities and our ability to monetize such securities. The expected benefits of acquired or divested

Part I - Item 1A. Risk Factors

businesses may not be realized and involve additional uncertainties and risks that may negatively impact our business, financial condition, results of operations and liquidity.
Difficulty in attracting and retaining talented and qualified personnel may adversely affect the execution of our business strategies.
Our ability to attract, develop and retain talented employees, managers and executives is critical to our success. There is significant competition within and outside the insurance and financial services industry for qualified employees, particularly for individuals with highly specialized knowledge in areas such as underwriting, actuarial, data and analytics, technology and digital commerce. Our continued ability to compete effectively in our businesses and to expand into new business areas depends on our ability to attract new employees and to retain and motivate our existing employees. The loss of any one or more key employees, including executives, managers and employees with strong technological, analytical and other specialized skills, may adversely impact the execution of our business objectives or result in loss of important institutional knowledge. Our inability to attract and retain key personnel could have a material adverse effect on our financial condition and results of operations.
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
In the U.S., regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict. For example, further reforms to the Affordable Care Act, and potential modification of the Dodd-Frank Act could have unanticipated consequences for the Company and its businesses. It is unclear whether and to what extent Congress will make changes to the Dodd-Frank Act, and how those changes might impact the Company, its business, financial conditions, results of operations and liquidity.
We are subject to extensive laws and regulations that are complex, subject to change and often conflicting in their approach or intended outcomes. Compliance with these laws and regulations can increase cost, affect our strategy, and constrain our ability to adequately price our products.
Our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled, licensed or authorized to conduct business. State regulations generally seek to protect the interests of policyholders rather than an insurer or the insurer’s stockholders and other investors. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing and authorizing lines of business, approving policy forms and premium rates, setting statutory capital and reserve requirements, limiting the types and amounts of certain investments and restricting underwriting practices. State insurance departments also set constraints on domestic insurer transactions with affiliates and dividends and, in many cases, must approve affiliate transactions and extraordinary dividends as well as strategic transactions such as acquisitions and divestitures.
In addition, future regulatory initiatives could be adopted at the federal or state level that could impact the profitability of our businesses. For example, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC continues to enhance the U.S. system of insurance solvency regulation, with a particular focus on group supervision, risk-based capital, accounting and financial reporting, enterprise risk management and reinsurance which could, among other things, affect statutory measures of capital sufficiency, including risk-based capital ratios.
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

Part I - Item 1A. Risk Factors

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act" ("Tax Reform"). There is a risk that Congress may enact a technical corrections bill or other legislation that could affect how provisions of Tax Reform apply to The Hartford. In response to the recent changes in the federal tax law, we could see states enact changes to their tax laws which, in turn, could affect the Company negatively. Among other risks, there is risk that these additional clarifications could increase the taxes on the Company, further increase administrative costs, make the sale of our products more costly and/or make our products less competitive.
While the Company expects a benefit to earnings from lower corporate federal income tax rates, there is uncertainty about how insurance carriers will adjust their product pricing, if at all, going forward. If the Company reduces its pricing in response to competition or to state regulatory action, product price reductions could serve to reduce, or even eliminate, the benefit of lower Corporate federal tax rates in periods after 2018.
Regulatory requirements could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests.
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the acquirer's plans for the future operations of the domestic insurer, and any such additional information as the insurance commissioner may deem necessary or appropriate for the protection of policyholders or in the public interest. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10 percent or more of the voting securities of the domestic insurer or its parent company. Because a person acquiring 10 percent or more of our common stock would indirectly control the same percentage of the stock of our U.S. insurance subsidiaries, the insurance change of control laws of various U.S. jurisdictions would likely apply to such a transaction. Other laws or required approvals pertaining to one or more of our existing subsidiaries, or a future subsidiary, may contain similar or additional restrictions on the acquisition of control of the Company. These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change of control, including transactions that our Board of Directors and some or all of our stockholders might consider to be desirable.

Part I - Item 1A. Risk Factors

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
Item 2. PROPERTIES
As of December 31, 2018, The Hartford owned building space of approximately 1.8 million square feet which comprised its Hartford, Connecticut location and other properties within the greater Hartford, Connecticut area. In addition, as of December 31, 2018, The Hartford leased approximately 1.5 million square feet, throughout the United States of America, and approximately two thousand square feet in Canada. All of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. In addition, these actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability, and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases.
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

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5. MARKET FOR THE HARTFORD’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”. As of February 21, 2019, the Company had approximately 11,146 registered holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
On June 1, 2018, the Company’s Chief Executive Officer certified to the NYSE that he is not aware of any violation by the Company of NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE’s Listed Company Manual.
There are various legal and regulatory limitations governing the extent to which The Hartford’s insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in the Liquidity Requirements and Sources of Capital section of Part II, Item 7, MD&A — Capital Resources and Liquidity.
For information related to securities authorized for issuance under equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

During the year ended December 31, 2018, the Company did not repurchase any common shares. In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. Based on projected holding company resources, the Company expects to use a portion of the authorization in 2019 but anticipates using the majority of the program in 2020. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.
Total Return to Stockholders
The following tables present The Hartford’s annual return percentage and five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.

Annual Return Percentage
	For the years ended
Company/Index	2014	2015	2016	2017	2018
The Hartford Financial Services Group, Inc.	17.13%	6.12%	11.76%	20.26%	(19.24%)
S&P 500 Index	13.69%	1.38%	11.96%	21.83%	(4.38%)
S&P Insurance Composite Index	8.29%	2.33%	17.58%	16.19%	(11.21%)

Cumulative Five-Year Total Return
	Base
	Period	For the years ended
Company/Index	2013	2014	2015	2016	2017	2018
The Hartford Financial Services Group, Inc.	$100	117.13	124.30	138.92	167.06	134.92
S&P 500 Index	$100	113.69	115.26	129.05	157.22	150.33
S&P Insurance Composite Index	$100	108.29	110.81	130.29	151.38	134.42

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

(In millions, except per share data)	2018	2017	2016	2015	2014
Income Statement Data
Total revenues	$18,955	$17,162	$16,291	$16,187	$15,905
Income from continuing operations before income taxes	$1,753	$723	$447	$1,478	$1,232
Income (loss) from continuing operations, net of tax	$1,485	$(262)	$613	$1,189	$925
Income (loss) from continuing operations, net of tax, available to common stockholders	$1,479	$(262)	$613	$1,189	$925
Income (loss) from discontinued operations, net of tax	$322	$(2,869)	$283	$493	$(127)
Net income (loss)	$1,807	$(3,131)	$896	$1,682	$798
Balance Sheet Data
Total assets	$62,307	$225,260	$224,576	$229,616	$245,566
Short-term debt	$413	$320	$416	$275	$456
Total debt (including capital lease obligations)	$4,678	$4,998	$4,910	$5,216	$5,966
Preferred stock	$334	$—	$—	$—	$—
Total stockholders’ equity	$13,101	$13,494	$16,903	$18,024	$19,130
Income (loss) from continuing operations, net of tax, available to common stockholders per common share
Basic	$4.13	$(0.72)	$1.58	$2.86	$2.09
Diluted	$4.06	$(0.72)	$1.55	$2.80	$2.01
Cash dividends declared per common share	$1.10	$0.94	$0.86	$0.78	$0.66

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
On August 22, 2018, the Company announced it entered into a definitive agreement to acquire all outstanding common shares of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.1 billion in cash. The transaction is expected to close in late March or April 2019, subject to customary closing conditions, including receipt of regulatory approvals.
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
On July 29, 2016, the Company completed the acquisition of Maxum Specialty Insurance Group and Lattice Strategies LLC. Maxum's revenue and earnings since the acquisition date are included in the operating results of the Company's Commercial Lines reporting segment. Lattice's revenue and earnings since the acquisition date are included in the operating results of the Company's Hartford Funds reporting segment. For discussion of these transactions, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements.
Certain reclassifications have been made to historical financial information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") to conform to the current period presentation.
Distribution costs within the Hartford Funds segment that were previously netted against fee income are presented gross in insurance operating costs and other expenses.
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
Definitions of Non-GAAP and Other Measures and Ratios
Assets Under Management (“AUM”)- include mutual fund and exchange-traded products ("ETP") assets. AUM is a measure used by the Company's Hartford Funds segment because a significant portion of the Company’s mutual fund and ETP revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
Book Value per Diluted Share excluding accumulated other comprehensive income ("AOCI")- is calculated based upon a non-GAAP financial measure. It is calculated by dividing (a) common stockholders' equity, excluding AOCI, after tax, by (b) common shares outstanding and dilutive potential common shares. Book value per diluted share is the most directly comparable U.S. GAAP ("GAAP") measure. The Company provides this measure to enable investors to analyze the amount of the Company's net worth that is primarily attributable to the Company's business operations. The Company believes it is useful to investors because it eliminates the effect of items in AOCI that can fluctuate significantly from period to period, primarily based on changes in interest rates.
Current Accident Year Catastrophe Ratio- a component of the loss and loss adjustment expense ratio, represents the ratio of catastrophe losses incurred in the current accident year (net of reinsurance) to earned premiums. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers, as defined by the Property Claim Service office of Verisk. The current accident year catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.

Combined Ratio- the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expenses for every $100 of earned premiums. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses.
Core Earnings- a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the underlying performance of the Company’s businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, certain restructuring and other costs, loss on extinguishment of debt, pension settlements, integration and transaction costs in connection with an acquired business, gains and losses on reinsurance transactions, income tax benefit from a reduction in deferred income tax valuation allowance, impact of the Tax Cuts and Jobs Act of 2017 ("Tax Reform") on net deferred tax assets, and results of discontinued operations. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses that tend to be variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Core earnings are net of preferred stock dividends declared since they are a cost of financing more akin to interest expense on debt and are expected to be a recurring expense as long as the preferred stock is outstanding. Net income (loss), net income (loss) available to common stockholders and income (loss) from continuing operations, net of tax, available to common stockholders are the most directly comparable U.S. GAAP measures to core earnings. Core earnings should not be considered as a substitute for net income (loss), net income (loss) available to common stockholders or income (loss) from continuing operations, net of tax, available to common stockholders and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate net income (loss), net income (loss) available to common stockholders, income (loss) from continuing operations, net of tax, available to common stockholders and core earnings when reviewing the Company’s performance.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income (Loss) to Core Earnings

	For the years ended December 31,
	2018	2017	2016
Net income (loss)	$1,807	$(3,131)	$896
Preferred stock dividends	6	—	—
Net income (loss) available to common stockholders	1,801	$(3,131)	$896
Less: Net realized capital gains (losses) excluded from core earnings, before tax	(118)	160	(112)
Less: Loss on extinguishment of debt, before tax	(6)	—	—
Less: Loss on reinsurance transactions, before tax	—	—	(650)
Less: Pension settlement, before tax	—	(750)	—
Less: Integration and transaction costs associated with acquired business, before tax	(47)	(17)	—
Less: Income tax benefit (expense) [1]	75	(669)	463
Less: Income (loss) from discontinued operations, net of tax	322	(2,869)	283
Core earnings	$1,575	$1,014	$912

[1]
Includes income tax benefit on items not included in core earnings and other federal income tax benefits and charges, including an $877 charge in 2017 primarily due to a reduction in net deferred tax assets as a result of the decrease in the Federal income tax rate from 35% to 21%.

Core Earnings Margin- a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. Core earnings margin is calculated by dividing (a) core earnings by (b) revenues excluding buyouts and realized gains (losses). Net income margin is the most directly comparable U.S. GAAP measure. The Company believes that core earnings margin provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses) on revenues or obscured by the effect on net income of realized capital gains (losses), integration costs, and the impact of Tax Reform on net deferred tax assets. Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both net income margin and core earnings margin when reviewing performance. A reconciliation of net income margin to core earnings margin is set forth in the Results of Operations section within MD&A - Group Benefits.
Expense Ratio- for the underwriting segments of Commercial Lines and Personal Lines is the ratio of underwriting expenses less fee income, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs ("DAC") and insurance operating costs and expenses, including certain centralized services costs and bad debt expense. Deferred policy acquisition costs include commissions, taxes, licenses and fees and other incremental direct underwriting expenses and are amortized over the policy term.
The expense ratio for Group Benefits is expressed as the ratio of insurance operating costs and other expenses including amortization of intangibles and amortization of DAC, to premiums and other considerations, excluding buyout premiums. The expense ratio does not include integration and other transaction costs associated with an acquired business.
Fee Income- is largely driven from amounts earned as a result of contractually defined percentages of assets under management in our Hartford Funds business. These fees are generally earned on a daily basis. Therefore, the growth in assets under management either through positive net flows or favorable market performance will have a favorable impact on fee income. Conversely, either negative net flows or unfavorable market performance will reduce fee income.
Loss and Loss Adjustment Expense Ratio- a measure of the cost of claims incurred in the calendar year divided by earned premium and includes losses and loss adjustment expenses incurred for both the current and prior accident years. Among other factors, the loss and loss adjustment expense ratio needed for the Company to achieve its targeted return on equity fluctuates from year to year based on changes in the expected investment yield over the claim settlement period, the timing of expected claim settlements and the targeted returns set by management based on the competitive environment.
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
Loss and Loss Adjustment Expense Ratio before Catastrophes and Prior Accident Year Development- a measure of the cost of non-catastrophe loss and loss adjustment expenses incurred in the current accident year divided by earned premiums. Management believes that the current accident year loss and loss adjustment expense ratio before catastrophes is a performance measure that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year development.

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
Mutual Fund and Exchange-Traded Product Assets- are owned by the shareholders of those products and not by the Company and, therefore, are not reflected in the Company’s consolidated financial statements except in instances where the Company seeds new investment products and holds an investment in the fund for a period of time. Mutual fund and ETP assets are a measure used by the Company primarily because a significant portion of the Company’s Hartford Funds segment revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
New Business Written Premium- represents the amount of premiums charged for policies issued to customers who were not insured with the Company in the previous policy term. New business written premium plus renewal policy written premium equals total written premium.
Policies in Force- represents the number of policies with coverage in effect as of the end of the period. The number of policies in force is a growth measure used for Personal Lines and standard commercial lines within Commercial Lines and is affected by both new business growth and policy count retention.
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
Reinstatement Premiums- represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of the Company ceding losses to reinsurers.
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
Renewal Written Price Increase (Decrease)- for Commercial Lines, represents the combined effect of rate changes, amount of insurance and individual risk pricing decisions per unit of exposure on policies that renewed. For Personal Lines, renewal written price increases represent the total change in premium per policy since the prior year on those policies that renewed and includes the combined effect of rate changes, amount of insurance and other changes in exposure. For Personal Lines, other changes in exposure include, but are not limited to, the effect of changes in number of drivers, vehicles and incidents, as well as changes in customer policy elections, such as deductibles and limits. The rate component represents the change in rate filed with and approved by state regulators during the period and the amount of insurance represents the change in the value of the rating base, such as model year/vehicle symbol for automobiles, building replacement costs for property and wage inflation for workers’ compensation. A number of factors affect renewal written price increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Renewal written price changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. Renewal written price statistics are subject to change from period to period, based on a number of factors, including changes in actuarial estimates and the effect of subsequent cancellations and non-renewals, and modifications made to better reflect ultimate pricing achieved.
Return on Assets (“ROA”), Core Earnings- a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Hartford Funds segment’s operating performance. ROA, core earnings is calculated by dividing core earnings by a daily average AUM. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of the Hartford Funds segment because it reveals trends in our business that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our Hartford Funds business. Therefore, the Company believes it is important for investors to evaluate both ROA, and ROA, core earnings when reviewing the Hartford Funds segment performance. A reconciliation of ROA to ROA, core earnings is set forth in the Results of Operations section within MD&A - Hartford Funds.
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
Underwriting Gain (Loss)- The Company's management evaluates profitability of the P&C businesses primarily on the basis of underwriting gain (loss). Underwriting gain (loss) is a before tax measure that represents earned premiums less incurred losses, loss adjustment expenses, amortization of deferred policy acquisition costs, underwriting expenses, amortization of other intangible assets and dividends to policyholders. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of the Company's pricing. Underwriting profitability over time is also greatly influenced by the Company's pricing and underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Net income (loss) is the most directly comparable GAAP measure. The Company believes that underwriting gain (loss) provides investors with a valuable measure of before tax profitability derived from underwriting activities, which are managed separately from the Company's investing activities. A reconciliation of net income (loss) to underwriting gain (loss) for Commercial Lines, Personal Lines and Property & Casualty Other Operations is set forth in segment sections of MD&A.
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
Traditional life and disability insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection for the policyholder from a specified insurable loss, such as death or disability. These premiums, together with net investment income earned, are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors including, but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. Persistency refers to the percentage of premium remaining in-force from year-to-year.

THE HARTFORD'S OPERATIONS
Overview
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution, discontinued operations related to the life and annuity business sold in May 2018, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. In addition, Corporate includes a 9.7% ownership interest in the legal entity that acquired the life and annuity business sold in May 2018.
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
The financial results of the Company’s mutual fund and ETP businesses depend largely on the amount of assets under management and the level of fees charged based, in part, on asset share class and product type. Changes in assets under management are driven by two main factors, net flows and the market return of the funds, which are heavily influenced by the return realized in the equity and bond markets. Net flows are comprised of new sales less redemptions by mutual fund and ETP stockholders. Financial results are highly correlated to the growth in assets under management since these products generally earn fee income on a daily basis.
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
For further information on the Company's reporting segments, refer to Part I, Item 1, Business — Reporting Segments.
Financial Highlights

Net Income (Loss) Available to Common Stockholders	Net Income (Loss) Available to Common Stockholders per Diluted Share	Book Value per Diluted Share
Net Income (loss) available to common stockholders of $1,801, or $5.03 per basic share and $4.95 per diluted share, compared with prior year net loss of $3,131, or $8.61 per basic and diluted share. The change from net loss in 2017 to a net income in 2018 was primarily due to a number of charges in 2017, including a $3.3 billion loss on the life and annuity business sold in May 2018, net of tax, $877 of income tax expense primarily from reducing net deferred tax assets due to the reduction of the corporate Federal income tax rate, and the effect of a pension settlement charge of $488, net of tax. Apart from these charges in 2017, net income available to common stockholders increased, driven by higher net income in Commercial Lines, Group Benefits and Hartford Funds that was partially attributable to a lower corporate Federal income tax rate in 2018.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Book value per diluted common share decreased to $35.06 from $37.11 as of December 31, 2017 as a result of a 5% decrease in common stockholders' equity resulting primarily from a decrease in AOCI over the period, partially offset by net income in excess of stockholder dividends.

Net Investment Income	Investment Yield After Tax
Net investment income increased 11% to $1,780 compared with the prior year primarily due to higher average fixed maturities asset levels during 2018 as compared to 2017 largely driven by the acquisition of Aetna's U.S. group life and disability business in November 2017 and, to a lesser extent, higher income from partnerships and other alternative investments and a higher reinvestment rate on fixed maturities.
Net realized capital gains (losses) changed to net losses of $112 from net gains of $165 for the year ended December 31, 2017, with losses in 2018 primarily driven by net losses on sales of fixed maturity securities due to sector repositioning and duration, liquidity and credit management as well as net losses on equity securities resulting from depreciation in value due to lower equity market levels, partially offset by gains on sales due to tactical repositioning.
Annualized investment yield, after tax of 3.3%, was up 30 basis points from 2017 primarily due to the effect of a lower corporate Federal income tax rate.
Net unrealized gains, after tax for fixed maturities in the investment portfolio decreased by $2,180 compared with the prior year primarily due to the effect of credit spread widening and higher interest rates and the removal of AOCI related to the life and annuity business sold in May 2018.

P&C Written Premiums	P&C Combined Ratio
Written premiums for Property & Casualty decreased 1.0% compared with the prior year, reflecting a decrease in Personal Lines, largely offset by an increase in Commercial Lines.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Combined ratio for Property & Casualty decreased 2.2 points to 97.8 compared with a combined ratio of 100.0 for 2017 largely due to a lower current accident year loss and loss adjustment expense ratio for Personal Lines and favorable prior accident year development, partially offset by higher expenses.
Catastrophe losses of $821, before tax, decreased from catastrophe losses of $836, before tax, in the prior year, with catastrophes in both years including losses from California wildfires, hurricanes, winter storms and various wind and hail events.
Prior accident year development for property and casualty was a net favorable $167, before tax, in 2018 primarily due to a decrease in reserves for workers' compensation, automobile liability and 2017 catastrophes, partially offset by an increase in reserves for general liability. Reserve development was a net favorable $41, before tax, in 2017 primarily due to a decrease in reserves for workers compensation and package business, partially offset by a reserve increase for customs bond claims.

Group Benefits Net Income Margin
Net income margin for Group Benefits declined from 7.2% in 2017 to 5.6% in 2018 primarily due to net realized capital losses of $39, net of tax, in 2018 as compared to net realized capital gains of $19, net of tax, in 2017, integration costs of $37, net of tax, in 2018 as compared to $11, net of tax, in 2017, and a tax benefit of $52 in 2017 from reducing net deferred tax liabilities due to the lower corporate income tax rate, partially offset by an increase in favorable prior incurral year development on long-term disability and premium waiver primarily due to favorable incidence trends and the effect of scale from the acquisition of Aetna’s U.S. group life and disability business on fixed expenses. Prior accident year development, pre-tax, for Group Benefits increased from $185 in 2017 to $324 in 2018 with most of that development from the 2017 incurral year as incidence trends become known after the elimination period is satisfied.
CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes beginning on page F-1 as well as with the segment operating results sections of MD&A.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	2018	2017	2016	Increase (Decrease) From 2017 to 2018	Increase (Decrease) From 2016 to 2017
Earned premiums	$15,869	$14,141	$13,697	$1,728	$444
Fee income [1]	1,313	1,168	1,041	145	127
Net investment income	1,780	1,603	1,577	177	26
Net realized capital gains (losses)	(112)	165	(110)	(277)	275
Other revenues	105	85	86	20	(1)
Total revenues	18,955	17,162	16,291	1,793	871
Benefits, losses and loss adjustment expenses	11,165	10,174	9,961	991	213
Amortization of deferred policy acquisition costs	1,384	1,372	1,377	12	(5)
Insurance operating costs and other expenses	4,281	4,563	3,525	(282)	1,038
Loss on extinguishment of debt	6	—	—	6	—
Loss on reinsurance transactions	—	—	650	—	(650)
Interest expense	298	316	327	(18)	(11)
Amortization of other intangible assets	68	14	4	54	10
Total benefits, losses and expenses	17,202	16,439	15,844	763	595
Income from continuing operations, before tax	1,753	723	447	1,030	276
Income tax expense (benefit)	268	985	(166)	(717)	1,151
Income (loss) from continuing operations, net of tax	1,485	(262)	613	1,747	(875)
Income (loss) from discontinued operations, net of tax	322	(2,869)	283	3,191	(3,152)
Net income (loss)	1,807	(3,131)	896	4,938	(4,027)
Preferred stock dividends	6	—	—	6	—
Net income (loss) available to common stockholders	$1,801	$(3,131)	$896	$4,932	$(4,027)

[1]
Excludes distribution costs of $188 and $184 for the years ended December 31, 2017, and 2016, respectively, that were previously netted against fee income and are now presented gross in insurance operating costs and other expenses.

Year ended December 31, 2018 compared to year ended December 31, 2017
Net income (loss) available to common stockholders increased from a net loss in 2017, primarily due to a number of charges in 2017, including a $3.3 billion after tax loss on sale of the life and annuity business sold in May 2018, $877 of income tax expense primarily from reducing net deferred tax assets due to the reduction of the corporate Federal income tax rate, and the effect of a pension settlement charge of $488, after tax. Apart from these charges in 2017, net income available to common stockholders increased, driven by higher net income in Commercial Lines, Group Benefits and Hartford Funds that was partially attributable to a lower corporate Federal income tax rate in 2018. Higher earned premium and net investment income in Commercial Lines and Group Benefits, including from the acquisition of Aetna’s U.S. group life and disability business, increased fee income in Hartford Funds, more favorable prior accident year development in workers’ compensation, a lower current accident year loss ratio before catastrophes in Personal Lines and improved long term disability results, were partially offset by the effect of lower Personal Lines earned premium and higher insurance operating costs and other expenses, and a change to net realized capital losses.
Earned premiums increased primarily due to the acquisition of Aetna's U.S. group life and disability benefits business that has increased earned premiums in the Group Benefits segment. Earned premiums in Property and Casualty declined reflecting an 8% decline in Personal Lines, partially offset by a 3% increase in Commercial Lines. For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income increased, reflecting higher income in Group Benefits related to an increase in administrative service contracts as a result of the acquisition from Aetna and in Hartford Funds largely due to higher average daily AUM during the year despite a decline in AUM at the end of the year.
Net investment income increased primarily due to a higher level of invested assets due to the acquisition of Aetna's U.S. group life and disability business. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.
Net realized capital losses of $112 in 2018 were down from net realized capital gains of $165 in 2017. Net losses in 2018 were primarily driven by net losses on sales of fixed maturity securities due to sector repositioning and duration, liquidity and credit management as well as net losses on equity securities resulting from depreciation in value due to lower equity market levels, partially offset by gains on sales due to tactical repositioning. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains.
Benefits, losses and loss adjustment expenses increased in Group Benefits, partially offset by a decrease in Property & Casualty with the increase in Group Benefits primarily due to the effect of growth in earned premium

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

largely resulting from the acquisition of Aetna's U.S. group life and disability business, partially offset by a lower group disability loss ratio. The decrease in incurred losses for Property & Casualty was driven by:

•
Current accident year loss and loss adjustment expenses before catastrophes in Property & Casualty decreased, primarily resulting from the effect of lower Personal Lines earned premium and lower loss costs in auto, homeowners and general liability, partially offset by higher loss costs in workers’ compensation.

•
Current accident year catastrophe losses of $821, before tax, for the year ended December 31, 2018 decreased compared to $836, before tax, for the prior year period. Catastrophe losses in 2018 were primarily from wildfires in California, hurricanes Florence and Michael in the Southeast, wind and hail storms in Colorado, and various wind storms and winter storms across the country and are net of an estimated reinsurance recoverable of $82 under the 2018 Property Aggregate reinsurance treaty. Catastrophe losses in 2017 were primarily due to hurricanes Harvey and Irma in the third quarter, California wildfires, and multiple wind and hail events across various U.S. geographic regions, primarily in the Midwest, Colorado, Texas and the Southeast. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Net prior accident year reserve development in Property & Casualty was favorable $167, before tax, for the year ended December 31, 2018 compared to favorable net reserve development of $41, before tax, for the prior year period. Prior accident year development in 2018 primarily included a decrease in reserves for workers’ compensation and a decrease in catastrophe reserves for the 2017 hurricanes.

Amortization of deferred policy acquisition costs was relatively flat year over year as an increase in Commercial Lines was largely offset by a decrease in Personal Lines.
Insurance operating costs and other expenses decreased due to a $750 pension settlement charge in the 2017 period, partially offset by an increase in operating costs associated with the acquisition of Aetna's U.S. group life and disability business, increased commissions in Commercial Lines, and higher variable expenses in Hartford Funds.
Amortization of other intangible assets increased, reflecting the amortization of customer relationship intangibles in the Group Benefits segment that arose from the acquisition of the Aetna U.S. group life and disability business.
Income tax expense decreased primarily due to an $877 charge in 2017 due to a reduction in net deferred tax assets as a result of the lower corporate Federal income tax rate partially offset by an increase in before tax income and the effect of a lower corporate Federal income tax rate in 2018. Differences between the Company's effective income tax rate and the U.S. statutory rate of 21% and 35% in 2018 and 2017, respectively, are due primarily to tax-exempt interest earned on invested assets, stock-based compensation, non-deductible executive compensation and the effects of Tax Reform on net deferred tax assets. For further discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Income from discontinued operations, net of tax of $322 in 2018, increased from a net loss from discontinued operations of $2.9 billion in 2017. The $322 of income from discontinued operations in 2018 was mostly attributable to recognizing additional retained tax benefits from the sale of the life and annuity business in May 2018 and the reclassification of $193 of stranded tax effects from AOCI to retained earnings related to this sale, both of which reduced the estimated loss on sale. The reclassification of stranded tax effects resulted in a corresponding increase in AOCI related to the assets held for sale. For more information on the reclassification of stranded tax effects, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. The $2.9 billion net loss on discontinued operations in 2017 was driven by a $3.3 billion net loss on the sale of the life and annuity business which closed on May 31, 2018.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Net income (loss) available to common stockholders decreased from net income in 2016 to a net loss in 2017 primarily due to a loss on discontinued operations of $2.9 billion related to the pending sale of the life and annuity business, a charge to income tax expense of $877 arising primarily from the reduction of net deferred tax assets due to the enactment of lower Federal income tax rates and a pension settlement charge of $488 after tax. Partially offsetting the decline were the effects of a $179 after tax change from net realized capital losses in 2016 to net realized capital gains in 2017, the effect of a $423 after tax charge in 2016 related to a loss on reinsurance covering the Company’s asbestos and environmental exposures and a reduction in the valuation allowance on capital loss carryovers in 2016. In addition, a $324 after tax improvement in P&C prior accident year development and higher earnings in Group Benefits and Hartford Funds were largely offset by a $273 after tax increase in current accident year catastrophes and higher variable incentive compensation.
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
Fee income increased reflecting a 15% increase in Hartford Funds due to higher assets under management driven by market appreciation and positive net flows and the addition of Schroders funds in the fourth quarter of 2016. For a discussion of the Company's operating results by segment, see MD&A - Results of Operations by segment.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net realized capital gains of $165 before tax compared to net realized capital losses of $110 before tax in 2016, primarily due to higher net gains on sales, lower impairments and the effect of losses in 2016 related to the sale of the Company's U.K. property and casualty run-off subsidiaries and the write-down of investments in solar energy partnerships in 2016 that generated tax benefits. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
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

•
Favorable prior accident year reserve development in Property & Casualty of $41, before tax, compared to unfavorable reserve development of $457, before tax, for the prior year period. Prior accident year development in 2017 primarily included decreases in reserves for workers’ compensation and small commercial package business, partially offset by an increase in reserves for bond claims. Prior accident year development in 2016 was largely due to a $268 increase in asbestos and environmental reserves and a $160 increase in Personal Lines automobile liability reserves. For additional information, see MD&A - Critical Accounting Estimates, Reserve Rollforwards and Development.

Amortization of deferred policy acquisition costs was relatively flat as higher amortization on higher earned premium for Commercial Lines was offset by lower amortization on lower earned premium for Personal Lines.
Insurance operating costs and other expenses increased primarily due to a $750 pre-tax pension settlement charge. Apart from the pension settlement charge, insurance operating costs and other expenses increased by 9%, primarily driven by higher variable incentive plan compensation, increased IT costs in Commercial Lines, higher variable expenses in Hartford Funds and $20, before tax, of state guaranty fund assessments in Group Benefits, partially offset by lower direct marketing and operation costs in Personal Lines. Effective with awards granted in March 2017, long-term incentive compensation awards to retirement-eligible employees now fully vest when they are granted, which resulted in an accelerated recognition of compensation expense in 2017 of $22 before tax. For additional information on the pension settlement charge in second quarter 2017, see Note 15 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.
Amortization of other intangible assets increased by $10 largely due to amortization of identifiable intangible assets recorded as a result of the acquisition of the Aetna U.S. group life and disability business, including in-force contracts, customer relationships and a marketing agreement with Aetna.
Income tax expense increased primarily due to a charge of $877 as a result of the Tax Cuts and Jobs Act ("Tax Reform") enacted in December, 2017. Among other changes, Tax Reform reduced the Federal corporate income tax rate from 35% to 21% effective January 1, 2018 which resulted in a reduction of the Company's net deferred tax assets, including its net operating loss carryovers. Also contributing to the increase in income tax expense were Federal income tax benefits of $113 in 2016 arising from investments in solar energy partnerships that generated tax benefits and the effect of a federal income tax benefit of $65 in 2016 related to the sale of the Company's U.K. property and casualty run-off subsidiaries.
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
Income (loss) from discontinued operations, net of tax decreased from income of $283 in 2016 to a net loss of $2.9 billion in 2017 with the net loss in 2017 due to a loss on sale of the Company’s life and annuity business of $3.3 billion, partially offset by operating income from discontinued operations of $388. Operating income from discontinued operations increased from $283 in 2016 primarily due to lower net realized capital losses in 2017. Apart from the reduction in net realized capital losses, earnings were relatively flat as an increase in the unlock benefit and lower interest credited were largely offset by lower net investment income and lower fee income due to the continued run off of the variable annuity block.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT RESULTS

Composition of Invested Assets
	December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$35,652	76.2%	$36,964	81.9%
Fixed maturities, at fair value using the fair value option ("FVO")	22	—%	41	0.1%
Equity securities, at fair value [1]	1,214	2.6%
Equity securities, AFS, at fair value [1]			1,012	2.3%
Mortgage loans	3,704	7.9%	3,175	7.0%
Limited partnerships and other alternative investments	1,723	3.7%	1,588	3.5%
Other investments [2]	192	0.4%	96	0.2%
Short-term investments	4,283	9.2%	2,270	5.0%
Total investments	$46,790	100.0%	$45,146	100.0%

[1]	Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value.

[2]	Primarily consists of investments of consolidated investment funds and derivative instruments which are carried at fair value.
Year ended December 31, 2018 compared to the year ended December 31, 2017
Total investments increased primarily due to an increase in short-term investments and mortgage loans, largely offset by a decrease in fixed maturities, AFS.
Fixed maturities, AFS decreased primarily due to a decrease in valuations due to widening of spreads and higher interest rates.

Short-term investments increased due to proceeds from the sale of the life and annuity business sold in May 2018 and holding additional short-term investments in preparation to fund the Navigators acquisition and debt that matured in January 2019.
Mortgage Loans increased largely due to new originations of commercial mortgage loans within the industrial, multifamily and single family markets.

Net Investment Income
	For the years ended December 31,
	2018		2017		2016
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,459	3.9%	$1,303	3.9%	$1,319	4.0%
Equity securities	32	3.1%	24	2.8%	22	3.2%
Mortgage loans	141	4.1%	124	4.1%	116	4.2%
Limited partnerships and other alternative investments	205	13.2%	174	12.0%	128	8.6%
Other [3]	20		49		51
Investment expense	(77)		(71)		(59)
Total net investment income	$1,780	4.0%	$1,603	4.0%	$1,577	4.0%
Total net investment income excluding limited partnerships and other alternative investments	$1,575	3.7%	$1,429	3.7%	$1,449	3.8%

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
Year ended December 31, 2018 compared to the year ended December 31, 2017
Total net investment income increased primarily due to higher income from fixed maturities as a result of higher average asset levels during 2018 as compared to 2017 largely driven by the acquisition of Aetna's U.S. group life and disability business in November 2017. In addition, total net investment income increased due to higher returns on private equity and real estate limited partnership investments as well as a higher reinvestment rate on fixed maturities.
Annualized net investment income yield, excluding non-routine items which include prepayment penalties on mortgage loans and make-whole payments on fixed maturities, was 3.7% in 2018 up from 3.6% for the same period for 2017.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the year ended December 31, 2018, was approximately 4.0% which was above the average yield of sales and maturities of 3.7% for the same period. For the year ended December 31, 2018, the average reinvestment rate of 4.0% increased from 3.5% for the 2017 period, due to higher interest rates.
We expect the annualized net investment income yield for the 2019 calendar year, excluding limited partnerships and other alternative investments, to approximate the portfolio yield earned in 2018 though it could be higher depending on if reinvestment rates stay above the sales/maturity yield. The estimated impact on net investment income yield is subject to change as the composition of the portfolio changes through portfolio management and changes in market conditions.

Year ended December 31, 2017 compared to the year ended December 31, 2016
Total net investment income increased primarily due to higher income from limited partnerships and other  alternative investments, partially offset by lower make whole  payment income on fixed  maturities and increased investment expense. Income from limited partnerships and other alternative investments increased due to higher valuation write-ups of  private equity partnerships and strong returns on real estate  investments in 2017.

Net Realized Capital Gains (Losses)
	For the years ended December 31,
(Before tax)	2018	2017	2016
Gross gains on sales	$114	$275	$222
Gross losses on sales	(172)	(113)	(159)
Equity securities [1]	(48)	—	—
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [2]	(1)	(8)	(27)
Valuation allowances on mortgage loans [3]	—	(1)	—
Transactional foreign currency revaluation	1	14	(78)
Non-qualifying foreign currency derivatives	3	(14)	83
Other, net [4]	(9)	12	(151)
Net realized capital gains (losses)	$(112)	$165	$(110)

[1]	Effective January 1, 2018. with the adoption of new accounting standards for equity securities at fair value, includes all changes in fair value and trading gains and losses for equity securities.

[2]	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[3]	See Valuation Allowances on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.

[4]
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

Year ended December 31, 2018
Gross gains and losses on sales were primarily the result of sector repositioning and duration, liquidity and credit management within corporate securities, U.S. treasury securities and tax-exempt municipal bonds.
Equity securities net losses were driven by depreciation of equity securities due to lower equity market levels, partially offset by gains on sales due to tactical repositioning.
Other, net losses included losses of $11 related to credit derivatives due to credit spread widening.
Year ended December 31, 2017
Gross gains and losses on sales were primarily a result of duration, liquidity and credit management within corporate securities, U.S. treasury securities, equity securities, and tax-exempt municipal bonds.
Other, net gain included gains of $21 related to credit derivatives due to credit spread tightening, partially offset by losses of $7 related to equity derivatives hedging against the impact of a decline in the equity market on the investment portfolio.
Year ended December 31, 2016
Gross gains and losses on sales were primarily a result of duration, liquidity and credit management within corporate securities, U.S. treasury securities, equity securities, and tax-exempt municipal bonds.
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
Property & Casualty Insurance Product Reserves
P&C Loss and Loss Adjustment Expense Reserves,
Net of Reinsurance, by Segment as of December 31, 2018
Loss and LAE Reserves, Net of Reinsurance as of December 31, 2018

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance	% Total Reserves-net
Workers’ compensation	$10,005	$—	$—	$10,005	49.2%
General liability	2,276	—	—	2,276	11.2%
Package business [1]	1,609	—	—	1,609	7.9%
Commercial property	384	—	—	384	1.9%
Automobile liability	878	1,652	—	2,530	12.4%
Automobile physical damage	13	40	—	53	0.3%
Professional liability	578	—	—	578	2.8%
Bond	290	—	—	290	1.4%
Homeowners	—	642	—	642	3.2%
Asbestos and environmental	108	11	1,135	1,254	6.2%
Assumed reinsurance	—	—	113	113	0.6%
All other	177	3	438	618	3.0%
Total reserves-net	16,318	2,348	1,686	20,352	100.0%
Reinsurance and other recoverables	3,137	108	987	4,232
Total reserves-gross	$19,455	$2,456	$2,673	$24,584

[1]	Commercial Lines policy packages that include property and general liability coverages are generally referred to as the package line of business.

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
Factors that Change Reserve Estimates- Reserve estimates can change over time because of unexpected changes in the external environment. Inflation in medical care, hospital care, automobile parts, wages and home and building repair would cause claims to settle for more than they are initially reserved. Changes in the economy can cause an increase or decrease in the number of reported claims (claim frequency). For example, an improving economy could result in more automobile miles driven and a higher number of automobile reported claims, or a change in economic conditions can lead to more or less workers’ compensation reported claims. An increase in the number or percentage of claims litigated can increase the average settlement amount per claim (claim severity). Changes in the judicial environment can affect interpretations of damages and how policy coverage applies which could increase or decrease claim severity. Over time, judges or juries in certain jurisdictions may be more inclined to determine liability and award damages. New legislation can also change how damages are defined resulting in greater frequency or severity. In addition, new types of injuries may arise from exposures not contemplated when the policies were written. Past examples include pharmaceutical products, silica, lead paint, molestation or abuse and construction defects.
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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The estimated allowance considers the credit quality of the Company's reinsurers, recent outcomes in arbitration and litigation in disputes between reinsurers and cedants and recent communication activity between reinsurers and cedants that may signal how the Company’s own reinsurance claims may settle. Where its reinsurance contracts permit, the Company secures funding of future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $126 as of December 31, 2018, comprised of $20 related to Commercial Lines, $1 related to Personal Lines and $105 related to Property & Casualty Other Operations.
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
Use of Actuarial Methods and Judgments- The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. In 2018, new methods were added to inform these selections where appropriate. The reserve selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates. Most reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for homeowners, commercial property, automobile physical damage, automobile liability, package property business, and workers’ compensation. Other reserves, including most general liability and professional liability lines, are reviewed semi-annually. Certain additional reserves are also reviewed semi-annually or annually, including reserves for losses incurred in accident years older than twelve years for Personal Lines and older than twenty years for Commercial Lines, as well as reserves for bond, assumed reinsurance, latent exposures such as construction defects, and unallocated loss adjustment expenses. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters and, if necessary, performs a reserve review to determine whether the reserve estimate should change.
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
Differences Between GAAP and Statutory Basis Reserves- As of December 31, 2018 and 2017, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were less than net reserves reported on a statutory basis. The primary difference between the statutory and GAAP reserve amounts is due to a reinsurance recoverable on ceded asbestos and environmental adverse reserve development under a retroactive reinsurance agreement between the Company and National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc. ("Berkshire"), which is included as a reduction of other liabilities under statutory accounting.
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

Automobile liability for commercial lines
For older, more mature accident years, the Company primarily uses reported development techniques. For more recent accident years, the Company relies on several methods that incorporate expected loss ratios, reported loss development, paid loss development, frequency/severity, case reserve adequacy, and claim settlement rates.

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

Workers’ compensation
Workers’ compensation is the Company’s single largest reserve line of business and a wide range of methods are used. Methods include paid and reported development techniques, the expected loss ratio and Bornhuetter-Ferguson methods, and an in-depth analysis on the largest states. In recent years, we have seen an acceleration of paid losses relative to historical patterns and have adjusted our expected loss development patterns accordingly. This acceleration is due to an increase in lump sum settlements to claimants across multiple accident years. Adjusting for the effect of an acceleration in payments compared to historical patterns, paid loss development techniques are generally preferred for the workers' compensation line, particularly for more mature accident years. For less mature accident years, the Company places greater reliance on expected loss ratio methods.

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

In the final step of the reserve review process, senior reserving actuaries and senior management apply their judgment to determine the appropriate level of reserves considering the actuarial indications and other factors not contemplated in the actuarial indications. Those factors include, but are not limited to, the assessed reliability of key loss trends and assumptions used in the current actuarial indications, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. The Company also considers the magnitude of the difference between the actuarial indication and the recorded reserves. As of December 31, 2018, recorded reserves were above the actuarial indications by an amount comparable with December 31, 2017.
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
For a discussion of changes to reserve estimates recorded in 2018, see the Reserve Development section below.
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
General liability- Within Commercial Lines and Property & Casualty Other Operations, the Company has exposure to general liability claims, including from bodily injury, property damage and product liability. Reserves for these exposures can be particularly difficult to estimate due to the long development pattern and uncertainty about how cases will settle. In particular, the Company has exposure to bodily injury claims that is the result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica, talcum powder, head injuries and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions and other organizations relating to molestation or abuse. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company monitors trends in litigation, the external environment, the similarities to other mass torts and the potential impact on the Company’s reserves.
Workers’ compensation- Included in middle market and specialty commercial, workers’ compensation is the Company’s single biggest line of business and the property and casualty line of business with the longest pattern of loss emergence. To the extent that patterns in the frequency of settlement payments deviate from historical patterns, loss reserve estimates would be less reliable. Medical costs make up approximately 50% of workers’ compensation payments. As such, reserve estimates for workers’ compensation are particularly sensitive to changes in medical inflation, the changing use of medical care procedures and changes in state legislative and regulatory environments. In addition, a deteriorating economic environment can reduce the ability of an injured worker to return to work and lengthen the time a worker receives disability benefits. Within specialty commercial, reserves for large deductible workers’ compensation insurance require estimating losses attributable to the deductible amount that will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company is contractually liable.
Commercial Lines automobile-Uncertainty in estimated claim severity causes reserve variability for commercial automobile losses including reserve variability due to changes in internal claim handling and case reserving practices as well as due to changes in the external environment.
Directors' and officers' insurance- Uncertainty regarding the number and severity of class action suits can result in reserve volatility for both directors' and officers' insurance claims. Additionally, the Company’s exposure to losses under directors’ and officers’ insurance policies is primarily in excess layers, making estimates of loss more complex.
Personal Lines automobile- In Personal Lines, while claims emerge over relatively shorter periods, estimates can still vary due to a number of factors, including uncertain estimates of frequency and severity trends, particularly for auto liability claims. Severity trends are affected by changes in internal claim handling and case reserving practices as well as by changes in the external environment. Changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. Severity trends have increased in recent accident years, in part driven by more expensive parts associated with new automobile technology, causing additional uncertainty about the reliability of past patterns. In addition, the introduction of new products and class plans has led to a different mix of business by type of insured than the Company experienced in the past. Such changes in mix increase the uncertainty of the reserve projections, since historical data and reporting patterns may not be applicable to the new business.
Impact of Key Assumptions on Reserves
As stated above, the Company’s practice is to estimate reserves using a variety of methods, assumptions and data elements within its reserve estimation process. The Company does not consistently use statistical loss distributions or confidence levels around its reserve estimate and, as a result, does not disclose reserve ranges.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Possible Change in Key Indicator	Reserves, Net of Reinsurance December 31, 2018	Estimated Range of Variation in Reserves
Personal Automobile Liability	+/- 2.5. points to the annual assumed change in loss cost severity for the two most recent accident years	$1.7 billion	+/- $80
Commercial Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$0.9 billion	+/- $20
Workers' Compensation	2.0% change in paid loss development patterns	$10.0 billion	+/- $400
General Liability	10% change in reported loss development patterns	$2.3 billion	+/- $200
Reserving for Asbestos and Environmental Claims
How A&E Reserves are Set- The process for establishing reserves for asbestos and environmental claims first involves estimating the required reserves gross of ceded reinsurance and then estimating reinsurance recoverables. In establishing reserves for gross asbestos claims, the Company evaluates its insureds’ estimated liabilities for such claims by examining exposures for individual insureds and assessing how coverage applies. The Company considers a variety of factors, including the jurisdictions where underlying claims have been brought, past, pending and anticipated future claim activity, the level of plaintiff demands, disease mix, past settlement values of similar claims, dismissal rates, allocated loss adjustment expense, and potential impact of other defendants being in bankruptcy.
Similarly, the Company reviews exposures to establish gross environmental reserves. The Company considers several factors in estimating environmental liabilities, including historical values of similar claims, the number of sites involved, the insureds’ alleged activities at each site, the alleged environmental damage, the respective shares of liability of potentially responsible parties, the appropriateness and cost of remediation, the nature of governmental enforcement activities or mandated remediation efforts and potential impact of other defendants being in bankruptcy.
After evaluating its insureds’ probable liabilities for asbestos and/or environmental claims, the Company evaluates the insurance coverage in place for such claims. The Company considers its insureds’ total available insurance coverage, including the coverage issued by the Company. The Company also considers relevant judicial interpretations of policy language, the nature of how policy limits are enforced on multi-year policies and applicable coverage defenses or determinations, if any.

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
The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. Future developments could cause the Company to change its estimates of its gross asbestos and environmental reserves and if cumulative ceded losses under the adverse development cover (“ADC”) with NICO exceed the ceded premium paid of $650, there could be significant variability in net income due to timing differences between when gross reserves are increased and when reinsurance recoveries are recognized. Consistent with past practice, the Company will continue to monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables, the allowance for uncollectible reinsurance, and environmental liabilities. Where future developments indicate, we will make appropriate adjustments to the reserves at that time. In 2018 and 2017, the Company completed the comprehensive annual review of asbestos and environmental reserves during the fourth quarter, instead of the second quarter as it had done in previous years.
Total P&C Insurance Product Reserves Development
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2018 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

uncertainties surrounding reserves, it is possible that management’s estimate of the ultimate liabilities for these claims may change in the future and that the required adjustment to currently recorded reserves could be material to the Company’s results of operations and liquidity.
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2018

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$18,893	$2,294	$2,588	$23,775
Reinsurance and other recoverables	3,147	71	739	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,037	2,249	—	6,286
Current accident year ("CAY") catastrophes	275	546	—	821
Prior accident year development ("PYD")	(200)	(32)	65	(167)
Total provision for unpaid losses and loss adjustment expenses	4,112	2,763	65	6,940
Less: payments	3,540	2,638	228	6,406
Ending liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Reinsurance and other recoverables	3,137	108	987	4,232
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Earned premiums and fee income	$7,081	$3,439
Loss and loss expense paid ratio [1]	50.0	76.7
Loss and loss expense incurred ratio	58.4	81.3
Prior accident year development (pts) [2]	(2.8)	(0.9)
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2018, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$124	$164	$288
Winter storms	50	25	75
Flooding	1	1	2
Volcanic eruption	—	2	2
Wildfire	56	384	440
Hurricanes	71	23	94
Massachusetts gas explosion	1	—	1
Earthquake	—	1	1
Total catastrophe losses	303	600	903
Less: reinsurance recoverable under the property aggregate treaty [1]	(28)	(54)	(82)
Net catastrophe losses	$275	$546	$821
[1]Refers to reinsurance recoverable under the Company's Property Aggregate treaty. For further information on the treaty, refer to Part II, Item 7, MD&A — Enterprise Risk Management — Insurance Risk.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(164)	$—	$—	$(164)
Workers’ compensation discount accretion	40	—	—	40
General liability	52	—	—	52
Package business	(26)	—	—	(26)
Commercial property	(12)	—	—	(12)
Professional liability	(12)	—	—	(12)
Bond	2	—	—	2
Automobile liability	(15)	(18)	—	(33)
Homeowners	—	(25)	—	(25)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(67)	18	—	(49)
Uncollectible reinsurance	—	—	22	22
Other reserve re-estimates, net	2	(7)	43	38
Total prior accident year development	$(200)	$(32)	$65	$(167)
During 2018, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Workers’ compensation reserves were reduced in small commercial and middle market, primarily for accident years 2014 and 2015, as claim severity has emerged favorably compared to previous reserve estimates. Also contributing was a reduction in estimated reserves for unallocated loss adjustment expense ("ULAE").
General liability reserves were increased, primarily due to an increase in reserves for higher hazard general liability exposures in middle market for accident years 2009 to 2017, partially offset by a decrease in reserves for other lines within middle market, including premises and operations, umbrella and products liability, principally for accident years 2015 and prior. Contributing to the increase in reserves for higher hazard general liability exposures was an increase in average claim severity, including from large losses and, in more recent accident years, an increase in claim frequency. Contributing to the reduction in reserves for other middle market lines were more favorable outcomes due to initiatives to reduce legal expenses. In addition, reserve increases for claims with lead paint exposure were offset by reserve decreases for other mass torts and extra-contractual liability claims.
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
Asbestos and environmental reserves were unchanged as $238 of adverse development arising from the fourth quarter 2018 comprehensive annual review was offset by a $238 recoverable from NICO. For additional information related to the adverse development cover with NICO, see Note 8 - Reinsurance and Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
Catastrophe reserves were reduced, primarily as a result of lower estimated net losses from 2017 catastrophes, principally related to hurricanes Harvey and Irma. Before reinsurance, estimated losses for 2017 catastrophe events decreased by $133, resulting in a decrease in reinsurance recoverables of $90 as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty as aggregate ultimate losses for 2017 catastrophe events are now projected to be less than $850.
Uncollectible reinsurance reserves were increased due to lower anticipated recoveries related to older accident years.
Other reserve re-estimates, net, primarily represents an increase in ULAE reserves in Property & Casualty

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Operations that was principally driven by an increase in expected claim handling costs associated with asbestos and environmental and mass tort claims.
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$17,950	$2,094	$2,501	$22,545
Reinsurance and other recoverables	3,037	25	426	3,488
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,961	2,584	—	6,545
Current accident year catastrophes	383	453	—	836
Prior accident year development	(22)	(37)	18	(41)
Total provision for unpaid losses and loss adjustment expenses	4,322	3,000	18	7,340
Less: payments	3,489	2,846	244	6,579
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Reinsurance and other recoverables	3,147	71	739	3,957
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$18,893	$2,294	$2,588	$23,775
Earned premiums and fee income	$6,902	$3,734
Loss and loss expense paid ratio [1]	50.6	76.2
Loss and loss expense incurred ratio	63.0	81.3
Prior accident year development (pts) [2]	(0.3)	(1.0)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2017, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$138	$176	$314
Hurricanes [1]	236	68	304
Wildfires	51	253	304
Winter storms	1	3	4
Total catastrophe losses	426	500	926
Less: reinsurance recoverable under the property aggregate treaty [2]	(43)	(47)	(90)
Net catastrophe losses	$383	$453	$836
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

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2017
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2016

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$17,302	$1,845	$3,421	$22,568
Reinsurance and other recoverables	3,036	19	570	3,625
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,266	1,826	2,851	18,943
Add: Maxum Acquisition	122	—	—	122
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,766	2,808	—	6,574
Current accident year catastrophes	200	216	—	416
Prior accident year development	28	151	278	457
Total provision for unpaid losses and loss adjustment expenses	3,994	3,175	278	7,447
Less: payments	3,469	2,932	567	6,968
Less: net reserves transferred to liabilities held for sale [1]	—	—	487	487
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Reinsurance and other recoverables	3,037	25	426	3,488
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$17,950	$2,094	$2,501	$22,545
Earned premiums and fee income	$6,690	$3,937
Loss and loss expense paid ratio [2]	51.9	74.5
Loss and loss expense incurred ratio	60.1	81.5
Prior accident year development (pts) [3]	0.4	3.9

[1]
Represents liabilities classified as held-for-sale as of December 31, 2016 and subsequently transferred to the buyer in connection with the sale of the Company's U.K. property and casualty run-off subsidiaries in May 2017. For discussion of the sale transaction, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.

[2]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2016, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$156	$186	$342
Winter storms	24	7	$31
Hurricane Matthew	17	16	$33
Wildfires	3	7	10
Total Catastrophe Losses	$200	$216	$416

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2016
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(119)	$—	$—	$(119)
Workers’ compensation discount accretion	28	—	—	28
General liability	65	—	—	65
Package business	65	—	—	65
Commercial property	1	—	—	1
Professional liability	(37)	—	—	(37)
Bond	(8)	—	—	(8)
Automobile liability	57	160	—	217
Homeowners	—	(10)	—	(10)
Net asbestos reserves	—	—	197	197
Net environmental reserves	—	—	71	71
Catastrophes	(4)	(3)	—	(7)
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	10	4	10	24
Total prior accident year development	$28	$151	$278	$457
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
Property & Casualty Other Operations
Net reserves and reserve activity in Property & Casualty Other Operations are categorized and reported as Asbestos, Environmental, and “All other”. The “All other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for construction defects, lead paint, silica, pharmaceutical products, head injuries, molestation and other long-tail liabilities. In addition to various insurance and assumed reinsurance exposures, "All other" includes unallocated loss adjustment expense reserves. "All other" also includes the Company’s allowance for uncollectible reinsurance. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, net reserves for the related cause of loss (including asbestos, environmental or all other) are increased for the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement.

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
Asbestos and Environmental Net Reserves

	Asbestos	Environmental
2018
Property and Casualty Other Operations	$984	$151
Commercial Lines and Personal Lines	67	52
Ending liability — net	$1,051	$203
2017
Property and Casualty Other Operations	$1,143	$182
Commercial Lines and Personal Lines	72	55
Ending liability — net	$1,215	$237
2016
Property and Casualty Other Operations	$1,282	$234
Commercial Lines and Personal Lines	81	58
Ending liability — net	$1,363	$292

Property & Casualty Reserves
Asbestos and Environmental Summary as of December 31, 2018

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,442	$359	$1,801
Assumed Reinsurance	431	54	485
Total	1,873	413	2,286
Ceded- other than NICO	(472)	(37)	(509)
Ceded - NICO ADC	(350)	(173)	(523)
Net	$1,051	$203	$1,254
Rollforward of Asbestos and Environmental Losses and LAE

	Asbestos	Environmental
2018
Beginning liability — net	$1,215	$237
Losses and loss adjustment expenses incurred [1]	—	—
Losses and loss adjustment expenses paid	(164)	(34)
Reclassification of allowance for uncollectible insurance [4]	—	—
Ending liability — net	$1,051	$203
2017
Beginning liability — net	$1,363	$292
Losses and loss adjustment expenses incurred [1]	—	—
Losses and loss adjustment expenses paid	(149)	(55)
Reclassification of allowance for uncollectible insurance [4]	1	—
Ending liability — net	$1,215	$237
2016
Beginning liability — net	$1,803	$318
Losses and loss adjustment expenses incurred	197	71
Losses and loss adjustment expenses paid [2]	(462)	(56)
Reclassification of allowance for uncollectible insurance [4]	30	—
Net reserves transferred to liabilities held for sale [3]	(205)	(41)
Ending liability — net	$1,363	$292

[1]	Cumulative incurred losses of $523, net, have been ceded to NICO under an adverse development cover reinsurance agreement. See the section that follows entitled ADC for additional information.

[2]	Included $289 related to the settlement in 2016 of PPG Industries, Inc. ("PPG") asbestos liabilities, net of reinsurance billed to third-party reinsurers.

[3]	A&E liabilities classified as held for sale related to the sale of the Company's U.K. property and casualty run-off subsidiaries.

[4]	Related to the reclassification of an allowance for uncollectible reinsurance from the "All Other" category of P&C Other Operations reserves.

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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016, will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to net losses incurred before ceding to the ADC. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings.
As of December 31, 2018, the Company has incurred a cumulative $523 in adverse development on A&E reserves that have been ceded under the ADC treaty with NICO, leaving approximately $977 of coverage available for future adverse net reserve development, if any.
Net and Gross Survival Ratios
Net and gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e. survive) if future annual payments were consistent with the calculated historical average.
The survival ratios shown below are calculated for the one and three year periods ended December 31, 2018. The net basis survival ratio has been materially affected by the adverse development cover entered into between the Company and NICO. The Company cedes adverse asbestos and environmental development in excess of its December 31, 2016 net carried reserves of $1.7 billion to NICO up to a limit of $1.5 billion. Since December 31, 2016, net reserves for asbestos and environmental have been declining as the Company has had no net incurred losses but continues to pay down net loss reserves. This has the effect of reducing the one- and three-year net survival ratios shown in the table below. For asbestos, the table also presents the net survival ratios excluding the effect of the PPG settlement in 2016. See section that follows entitled Major Categories of Asbestos Accounts for discussion of the PPG settlement.

Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio	6.4	5.9
Three year net survival ratio- excluding PPG settlement	6.6	4.2
One year gross survival ratio	8.6	8.3
Three year gross survival ratio - excluding PPG settlement	9.1	7.1
Asbestos and Environmental
Paid and Incurred Losses and LAE Development

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2018
Gross	$218	$252	$50	$83
Ceded- other than NICO	(54)	(85)	(16)	(12)
Ceded - NICO ADC	—	(167)		(71)
Net	$164	$—	$34	$—
2017
Gross	$199	$306	$66	$126
Ceded- other than NICO	(50)	(123)	(11)	(24)
Ceded - NICO ADC	—	(183)	—	(102)
Net	$149	$—	$55	$—
2016
Gross	$535	$257	$61	$77
Ceded- other than NICO	(73)	(60)	(5)	(6)
Ceded - NICO ADC	—	—	—	—
Net	$462	$197	$56	$71
Annual Reserve Reviews
Review of Asbestos Reserves
Since 2017, the Company has performed its regular comprehensive annual review of asbestos reserves in the fourth quarter. As part of the evaluation in the fourth quarter of 2018, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts.
During the 2018 fourth quarter review, the Company increased estimated reserves before NICO reinsurance by $167, primarily due to an increase in average mesothelioma settlement values driven by elevated plaintiff demands and defendant bankruptcies. The rise in plaintiff demands also resulted in higher than anticipated defense costs for a small subset of peripheral defendants with a high concentration of asbestos filings in specific, adverse jurisdictions. In addition, the Company observed unfavorable developments in the application of coverage that resulted in increased liability shares on certain insureds. An

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

increase in reserves from umbrella and excess policies in the 1981-1985 policy years contributed to the adverse development. The increase in reserves was offset by a $167 reinsurance recoverable under the NICO treaty.
As a result of the 2017 fourth quarter review, the Company increased estimated reserves before NICO reinsurance by $183, primarily due to mesothelioma claim filings not declining as expected, unfavorable developments in coverage law in some jurisdictions and continued filings in specific, adverse jurisdictions. An increase in reserves from umbrella and excess policies in the 1981-1985 policy years contributed to the adverse development. This increase in reserves was offset by a $183 reinsurance recoverable under the NICO treaty.
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
Review of Environmental Reserves
Since 2017, the Company has performed its regular comprehensive annual review of environmental reserves in the fourth quarter. As part of its evaluation in the fourth quarter of 2018, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts.
As a result of the 2018 fourth quarter review, the Company increased estimated reserves before NICO reinsurance by $71 due to increased defense and clean-up costs associated with increasingly complex remediation plans at Superfund sites, intensifying regulatory scrutiny by state agencies (particularly in the Pacific Northwest), and increased liability shares due to unavailability of other responsible parties. The increase in environmental reserves was offset by a $71 reinsurance recoverable under the NICO treaty.
As a result of the 2017 comprehensive annual review, the Company increased estimated reserves before NICO reinsurance by $102. This increase was offset by a reinsurance recoverable of $102 under the NICO cover. A substantial majority of the Company’s direct environmental accounts trended as expected. However, a small percentage of the Company’s direct accounts exhibited deterioration due to increased clean-up costs and liability shares associated with Superfund sites and sediments in waterways, as well as adverse legal rulings, most notably from jurisdictions in the Pacific Northwest.
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

•
Known Direct Accounts- includes both Major Asbestos Defendants and Non-Major Accounts, and represent approximately 69% of the Company's total Direct gross asbestos reserves as of December 31, 2018 compared to approximately 63% as of December 31, 2017. Major Asbestos Defendants have been defined as the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts, while Non-Major accounts are comprised of all other direct asbestos accounts and largely represent smaller and more peripheral defendants. Major Asbestos Defendants have the fewest number of asbestos accounts and up through second quarter 2016 had included reserves related to PPG Industries, Inc. (“PPG”). In May 2016, the Company pre-paid its funding obligation in the amount of $315 as permitted under the settlement agreement, arising from participation in a 2002 settlement of asbestos liabilities of PPG. The Company's funding obligation approximated the amount reserved for this exposure.

•
Unallocated Direct Accounts- includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies. These exposures represent approximately 31% of the Company's Direct gross asbestos reserves as of December 31, 2018 compared to approximately 37% as of December 31, 2017.

Review of "All Other" Reserves in Property & Casualty Other Operations
In the fourth quarters of 2018, 2017 and 2016, the Company completed evaluations of certain of its non-asbestos and non-environmental reserves in Property & Casualty Other Operations, including its assumed reinsurance liabilities, unallocated loss adjustment expense reserves, and allowance for uncollectible reinsurance.  Overall prior year development on all other reserves resulted in increases (decreases) of $65, $18 and $(20), respectively for calendar years 2018, 2017 and 2016.  Included in the 2018 adverse reserve development was a $38 increase in reserves for unallocated loss adjustment expenses, primarily due to an increase in expected aggregate claim handling costs associated with asbestos and environmental claims.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay.  During the second and third quarters of 2018, the Company increased the allowance by $19, largely driven by potential coverage disputes on a limited number of claims.  During the fourth quarters of 2018 and 2017, and second quarter of 2016, the Company completed its annual evaluations of the collectability of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Other Operations.  In conducting these evaluations, the company used its most recent detailed evaluations of ceded liabilities reported in the segment.  The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As of December 31, 2018, 2017, and 2016 the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $105, $86 and $136, respectively.  Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
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
Range of Prior Accident Year Unfavorable (Favorable) Development for the Ten Years Ended December 31, 2018

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2018	(3.1%) - 1.0%	(6.9%) - 8.3%	0.9% - 9.8%	(1.1%) - 2.4%

[1]	Excluding the reserve increases for asbestos and environmental reserves, over the past ten years, reserve re-estimates for total property and casualty insurance ranged from (2.5%) to 1.0%.
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

The following table summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2018. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2018 for the indicated accident year in each row.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total
By Accident Year
2008 & Prior	$(186)	$(157)	$135	$(19)	$(28)	$345	$327	$291	$83	$(58)	$733
2009		(39)	(13)	(24)	(8)	7	7	10	(12)	20	(52)
2010			245	3	61	(22)	16	15	16	1	335
2011				36	148	(4)	12	(6)	6	11	203
2012					19	—	(55)	(35)	(12)	(15)	(98)
2013						(98)	(43)	(29)	(33)	(2)	(205)
2014							(14)	20	(19)	(54)	(67)
2015								191	(41)	(93)	57
2016									(29)	14	(15)
2017										9	9
Increase (decrease) in net reserves	$(186)	$(196)	$367	$(4)	$192	$228	$250	$457	$(41)	$(167)	$900
Accident years 2008 and Prior
The net increases in estimates of ultimate losses for accident years 2008 and prior are driven mostly by increased reserves for asbestos and environmental reserves, and also by increased estimates for customs bonds and other mass torts claims.
Partially offsetting these reserve increases was favorable development in general liability and workers’ compensation. Additionally, reserves for professional liability were reduced due to a lower estimate of claim severity in both directors’ and officers’ and errors and omissions insurance claims. Reserves for personal automobile liability claims were reduced largely due to improvement in emerged claim severity.
Accident year 2009
Estimates of ultimate losses have emerged favorably for accident year 2009 mainly related to personal automobile liability.
Accident years 2010 and 2011
Unfavorable changes in estimates of ultimate losses on accident years 2010 and 2011 were primarily related to workers' compensation and commercial automobile liability. Workers' compensation loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends. Unfavorable commercial automobile liability reserve re-estimates were driven by higher frequency of large loss bodily injury claims.
Accident years 2012 and 2013
Estimates of ultimate losses were decreased for accident years 2012 and 2013 due to favorable frequency and/or medical severity trends for workers’ compensation, favorable professional liability claim emergence, and lower frequency of late emerging general liability claims for the 2012 accident year. Favorable emergence of property lines of business, including catastrophes, for the 2013 accident year, is partially offset by increased reserves in automobile liability due to increased severity of large claims.
Accident years 2014 and 2015
Changes in estimates of ultimate losses for accident years 2014 and 2015 were largely driven by unfavorable frequency and severity trends for personal and commercial automobile liability and increased severity of liability claims on package business, offset by favorable frequency and medical severity trends for workers' compensation.
Accident year 2016
Estimates of ultimate losses were decreased for the 2016 accident year largely due to reserve decreases on short-tail lines of business, where results emerge more quickly, somewhat offset by unfavorable reserve estimates for higher hazard general liability exposures due to increased frequency and severity trends.
Accident year 2017
Ultimate loss estimates were increased for the 2017 accident year mainly due to unfavorable reserve estimates in general liability, bond and commercial auto liability, largely offset by a reserve release related to catastrophes. General liability was related to higher hazard exposures which experienced increased frequency and severity trends. Unfavorable bond reserve re-estimates were driven by one large claim.
Group Benefit Long-term Disability ("LTD") Reserves, Net of Reinsurance
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both outstanding reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. These reserve estimates can change over time based on facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, claim payment patterns, loss control programs and mix of business. In addition, the reserve estimates are influenced by various external factors including court decisions and economic conditions. The effects of inflation are implicitly considered in the reserving process. Long-tail claim liabilities are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

individual claim basis. The majority of Group Benefits’ reserves are for LTD claimants who are known to be disabled and are currently receiving benefits. The Company held $6,767 and $6,807 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of December 31, 2018 and 2017, respectively.
Reserving Methodology
How Reserves are Set - A Disabled Life Reserve ("DLR") is calculated for each LTD claim. The DLR for each claim is the expected present value of all future benefit payments starting with the known monthly gross benefit which is reduced for estimates of the expected claim recovery due to return to work or claimant death, offsets from other income including offsets from Social Security benefits, and discounting where the discount rate is tied to expected investment yield at the time the claim is incurred. Estimated future benefit payments represent the monthly income benefit that is paid until recovery, death or expiration of benefits. Claim recoveries are estimated based on claim characteristics such as age and diagnosis and represent an estimate of benefits that will terminate, generally as a result of the claimant returning to work or being deemed able to return to work. For claims recently closed due to recovery, a portion of the DLR is retained for the possibility that the claim reopens upon further evidence of disability.  In addition, a reserve for estimated unpaid claim expenses is included in the DLR.
The DLR also includes a liability for potential payments to pending claimants beyond the elimination period who have not yet been approved for LTD. In these cases, the present value of future benefits is reduced for the likelihood of claim denial based on Company experience.
Estimates for incurred but not reported ("IBNR") claims are made by applying completion factors to expected emerged experience by line of business.  Included within IBNR are bulk reserves for claims reported but still within the waiting period, typically 3 or 6 months depending on the contract.  Completion factors are derived from standard actuarial techniques using triangles that display historical claim count emergence by incurral month. These estimates are reviewed for reasonableness and are adjusted for current trends and other factors expected to cause a change in claim emergence. The reserves include an estimate of unpaid claim expenses, including a provision for the cost of initial set-up of the claim once reported.
For all products, including LTD, there is a period generally ranging from two to twelve months, depending on the product and line of business, where emerged claims for an incurral year are not yet credible enough to be a basis for estimating reserves.  In these cases, the ultimate loss is estimated using earned premium multiplied by an expected loss ratio based on pricing assumptions of claim incidence, claim severity, and earned pricing.
Current Trends Contributing to Reserve Uncertainty
In group insurance, LTD has the longest pattern of loss emergence and the highest reserve amount. One significant risk to the reserve would be a slowdown in recoveries. In particular, the economic environment can affect the ability of a disabled employee to return-to-work and the length of time an employee receives disability benefits. Another significant risk is a change in benefit offsets. Often the Company pays a reduced benefit due to offsets from other income sources such as pensions or Social Security Disability Insurance ("SSDI"). Possible changes to the frequency, timing, or amount of offsets, such as a change in SSDI approval standards or benefit offerings, create a risk that the amount to settle open claims will exceed initial estimates. Since the monthly income benefit for a claimant is established based on the individual’s salary at the time of disability and the level of coverages and benefits provided, inflation is not considered a significant risk to the reserve estimate. Few of the Company’s LTD policies provide for cost of living adjustments to the monthly income benefit.
Impact of Key Assumptions on Reserves
The key assumptions affecting our group life and accident & health reserves include:
Discount Rate - The discount rate is the interest rate at which expected future claim cash flows are discounted to determine the present value. A higher selected discount rate results in a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to cover the discount accretion on our claim reserves which would negatively affect our profits. For each incurral year, the discount rates are estimated based on investment yields expected to be earned net of investment expenses. The incurral year is the year in which the claim is incurred and the estimated settlement pattern is determined. Once established, discount rates for each incurral year are unchanged except that LTD reserves assumed from the acquisition of Aetna's U.S. group life and disability business are all discounted using current rates as of the November 1, 2017 acquisition date. The weighted average discount rate on LTD reserves was 3.4% and 3.5% in 2018 and 2017, respectively. Had the discount rate for each incurral year been 10 basis points lower at the time they were established, our LTD unpaid loss and loss adjustment expense reserves would be higher by $32, pretax, as of December 31, 2018.
Claim Termination Rates (inclusive of mortality, recoveries, and expiration of benefits) - Claim termination rates are an estimate of the rate at which claimants will cease receiving benefits during a given calendar year. Terminations result from a number of factors, including death, recoveries and expiration of benefits. The probability that benefits will terminate in each future month for each claim is estimated using a predictive model that uses past Company experience, contract provisions, job characteristics and other claimant-specific characteristics such as diagnosis, time since disability began, and age. Actual claim termination experience will vary from period to period. Over the past 10 years, claim termination rates for a single incurral year have generally increased and have ranged from 6% below to 13% above current assumptions over that time period. For a single recent incurral year (such as 2018), a one percent decrease in our assumption for LTD claim termination rates would increase our reserves by $9. For all incurral years combined, as of December 31, 2018, a one percent decrease in our assumption for our LTD claim termination rates would increase our Group Benefits unpaid losses and loss adjustment expense reserves by $22.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Evaluation of Goodwill for Impairment
Goodwill balances are reviewed for impairment at least annually, or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess, not to exceed the goodwill carrying value.
The estimated fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections, assets under management for Hartford Funds, and the weighted average cost of capital used for purposes of discounting. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease, increasing the possibility of impairment.
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated include small commercial within the Commercial Lines segment, Group Benefits, Personal Lines and Hartford Funds.
The carrying value of goodwill is $1,290 as of December 31, 2018 and is comprised of $38 for small commercial, $272 for Hartford Funds, $861 for Group Benefits and $119 for Personal Lines.
The annual goodwill assessment for the small commercial, Hartford Funds, Group Benefits and Personal Lines reporting units was completed as of October 31, 2018, and resulted in no write-downs of goodwill for the year ended December 31, 2018. All reporting units passed the first step of the annual impairment test with a significant margin. For information regarding the 2017 and 2016 impairment tests see Note 10 -Goodwill & Other Intangible Assets of Notes to Consolidated Financial Statements.
Valuation of Investments and Derivative Instruments
Fixed Maturities, Equity Securities, Short-term Investments and Free-standing Derivatives
The Company generally determines fair values using valuation techniques that use prices, rates, and other relevant information evident from market transactions involving identical or similar instruments. Valuation techniques also include, where appropriate, estimates of future cash flows that are converted into a single discounted amount using current market expectations. The Company uses a "waterfall" approach comprised of the following pricing sources which are listed in priority order: quoted prices, prices from third-party pricing services, internal matrix pricing, and independent broker quotes. The fair value of free-standing derivative instruments are determined primarily using a discounted cash flow model or option model technique and incorporate counterparty credit risk. In some cases, quoted market prices for exchange-traded transactions and transactions cleared through central clearing houses ("OTC-cleared") may be used and in other cases independent broker quotes may be used. For further discussion, see the Fixed Maturities, Equity Securities, Short-term Investments and Free-standing Derivatives section in Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.
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
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and certain tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2018, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of December 31, 2018 and December 31, 2017, the Company had no valuation allowance. The reduction in the valuation

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

allowance in 2016 stems primarily from taxable gains on the termination of derivatives during the period. The Company’s net operating loss carryovers, if unused, would expire between 2026 and 2036. As of December 31, 2018, the Company projects there will be sufficient future taxable income to fully recover the remainder of its loss carryovers, though the Company's estimate of the likely realization may change over time. As of December 31, 2018, the Company had AMT credit carryovers of $841 which are reflected as a current income tax receivable within Other Assets in the accompanying consolidated balance sheet. AMT credits may be used to offset a regular tax liability for any taxable year beginning after December 31, 2017, and are refundable at an amount equal to 50 percent of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Any remaining credits not used against regular tax liability are refundable in the 2021 tax year to be realized in 2022. For additional information about Tax Reform, see Note - 16, Income Taxes of Notes to Consolidated Financial Statements.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	2018	2017	2016
Written premiums	$7,136	$6,956	$6,732
Change in unearned premium reserve	89	91	81
Earned premiums	7,047	6,865	6,651
Fee income	34	37	39
Losses and loss adjustment expenses
Current accident year before catastrophes	4,037	3,961	3,766
Current accident year catastrophes [1]	275	383	200
Prior accident year development [1]	(200)	(22)	28
Total losses and loss adjustment expenses	4,112	4,322	3,994
Amortization of DAC	1,048	1,009	973
Underwriting expenses	1,369	1,347	1,230
Amortization of other intangible assets	4	1	—
Dividends to policyholders	23	35	15
Underwriting gain	525	188	478
Net servicing income	2	1	2
Net investment income [2]	997	949	917
Net realized capital gains (losses) [2]	(43)	103	13
Other income (expenses)	(2)	1	(1)
Income before income taxes	1,479	1,242	1,409
Income tax expense [3]	267	377	415
Net income	$1,212	$865	$994

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Premium Measures [1]

	2018	2017	2016
New business premium	$1,298	$1,183	$1,140
Standard commercial lines policy count retention	82%	84%	84%
Standard commercial lines renewal written price increase	2.1%	3.2%	2.2%
Standard commercial lines renewal earned price increase	3.0%	2.8%	2.3%
Standard commercial lines policies in-force as of end of period (in thousands)	1,340	1,338	1,346

[1]
Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude Maxum, higher hazard general liability in middle market and livestock lines of business.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	2018	2017	2016
Loss and loss adjustment expense ratio
Current accident year before catastrophes	57.3	57.7	56.6
Current accident year catastrophes	3.9	5.6	3.0
Prior accident year development	(2.8)	(0.3)	0.4
Total loss and loss adjustment expense ratio	58.4	63.0	60.1
Expense ratio	33.9	33.8	32.5
Policyholder dividend ratio	0.3	0.5	0.2
Combined ratio	92.6	97.3	92.8
Current accident year catastrophes and prior year development	1.1	5.3	3.4
Underlying combined ratio	91.5	92.0	89.4
2019 Outlook
The Company expects higher Commercial Lines written premiums in 2019, driven by continued strong policy retention in small commercial and national accounts, growth in industry verticals in middle market and an increase in new business across Commercial Lines. Management expects positive renewal written pricing in all lines of business except workers' compensation, which is expected to be flat to down modestly. In addition to the impact of pricing trends, written premium growth in 2019 will depend on economic conditions as economic growth is expected to moderate in 2019.
Pricing varies significantly by product line with low-to-mid single digit pricing increases expected in property and general liability and higher written pricing increases expected in commercial automobile. In workers’ compensation, given favorable profitability trends, rates are expected to decline in 2019.
The Company expects the Commercial Lines combined ratio will be between approximately 94.5 and 96.5 for 2019, compared to 92.6 in 2018, largely due to lower favorable prior year development, partially offset by lower catastrophe losses expected in 2019. The underlying combined ratio is expected to be flat to slightly higher as earned pricing increases may not keep pace with moderate increases in loss costs, and the Company continues to invest in the business . Current accident year catastrophes are assumed to be 3.0 points of the combined ratio in 2019 compared to 3.9 points in 2018.
Net Income

Year ended December 31, 2018 compared to the year ended December 31, 2017
Net income increased in 2018 due to a higher underwriting gain, a lower corporate Federal income tax rate and, to a lesser extent, an increase in net investment income, partially offset by a shift from net realized capital gains in 2017 to net realized capital losses in 2018. (For further discussion of investment results, see MD&A - Investment Results).
Year ended December 31, 2017 compared to the year ended December 31, 2016
Net income decreased in 2017 due to a lower underwriting gain, partially offset by increases in net investment income and net realized capital gains. (For further discussion of investment results, see MD&A - Investment Results).
Underwriting Gain
Year ended December 31, 2018 compared to the year ended December 31, 2017
Underwriting gain increased in 2018 primarily due to more favorable prior accident year reserve development in 2018 compared to 2017, lower current accident year catastrophes, and higher earned premium, partially offset by higher underwriting expenses, including higher amortization of DAC.

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
Earned Premiums

[1]	Other of $45, $46, and $42 for 2018, 2017, and 2016, respectively, is included in the total.
Year ended December 31, 2018 compared to the year ended December 31, 2017
Earned premiums increased in 2018 reflecting written premium growth over the preceding twelve months.
Written premiums increased in 2018 primarily due to growth in middle market, small commercial and specialty commercial. In standard commercial lines, renewal written price increases declined in 2018, mostly attributable to bigger rate decreases in small commercial workers' compensation. New business and renewal written premium increased across most lines of business, particularly in middle market, partially offset by declines in small commercial workers' compensation.

•	Small commercial written premium increased in 2018, primarily driven by the business acquired under a renewal rights agreement with Farmers Group to acquire its Foremost-branded small commercial business. The increase in new business premium was largely offset by the decline in renewal premium. The decline in renewal premium was driven by the effect of lower policy retention, partially offset by renewal written price increases.

•	Middle market written premium growth in 2018 was primarily due to strong new business growth, improved retention and higher renewal written price increases.

•	Specialty commercial written premium increased in 2018 driven by growth in financial products and bond, partially offset by a decline in National Accounts.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Year ended December 31, 2018 compared to the year ended December 31, 2017
Loss and LAE ratio before catastrophes and prior accident year development decreased slightly in 2018, primarily due to a lower loss and loss adjustment expense ratio in general liability and commercial auto. The current accident year loss and loss adjustment expense ratio for workers' compensation was relatively flat as the effect of higher claim frequency was largely offset by the benefit of increased audit premium driven by higher than initially estimated insured payroll.
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

Catastrophes and Prior Accident Year Development
Year ended December 31, 2018 compared to the year ended December 31, 2017
Current accident year catastrophe losses for 2018 were lower than in 2017 with catastrophes in 2018 primarily from hurricanes Florence and Michael in the Southeast, wildfires in California, wind and hail storms in Colorado, and various wind storms and winter storms across the country. Catastrophe losses in 2018 are net of an estimated reinsurance recoverable of $28 under the 2018 Property Aggregate reinsurance treaty that was allocated to Commercial Lines. Catastrophe losses in 2017 were primarily from hurricanes Harvey and Irma as well as from wind and hail events in the Midwest, Texas and Colorado.
Prior accident year development was a net favorable $200, before tax, for 2018 compared to favorable $22, before tax, for 2017. Net reserve decreases for 2018 were primarily related to decreases for workers' compensation, catastrophes and unallocated loss adjustment expense reserves, partially offset by an increase in general liability reserves. Estimated losses for 2017 catastrophe events in Commercial Lines decreased by $93 in 2018 resulting in a decrease in reinsurance recoverables of $43 as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty.
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
Prior accident year development was favorable in 2017 compared to unfavorable prior accident year development

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

in 2016. Net reserve decreases for 2017 were primarily related to reduced loss reserve estimates for workers' compensation and small commercial package business, partially offset by reserve increases for bond.

PERSONAL LINES
Results of Operations
Underwriting Summary

	2018	2017	2016
Written premiums	$3,276	$3,561	$3,837
Change in unearned premium reserve	(123)	(129)	(61)
Earned premiums	3,399	3,690	3,898
Fee income	40	44	39
Losses and loss adjustment expenses
Current accident year before catastrophes	2,249	2,584	2,808
Current accident year catastrophes [1]	546	453	216
Prior accident year development [1]	(32)	(37)	151
Total losses and loss adjustment expenses	2,763	3,000	3,175
Amortization of DAC	275	309	348
Underwriting expenses	611	577	599
Amortization of other intangible assets	4	4	4
Underwriting loss	(214)	(156)	(189)
Net servicing income [2]	16	16	20
Net investment income [3]	155	141	135
Net realized capital gains (losses) [3]	(7)	15	2
Other income (expenses)	(1)	1	—
Income (loss) before income taxes	(51)	17	(32)
Income tax expense (benefit) [4]	(19)	26	(23)
Net loss	$(32)	$(9)	$(9)

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	Includes servicing revenues of $84, $85, and $86 for 2018, 2017, and 2016, respectively and includes servicing expenses of $68, $69, and $66 for 2018, 2017, and 2016, respectively.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results.

[4]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Written and Earned Premiums

Written Premiums	2018	2017	2016
Product Line
Automobile	$2,273	$2,497	$2,694
Homeowners	1,003	1,064	1,143
Total	$3,276	$3,561	$3,837
Earned Premiums
Product Line
Automobile	$2,369	$2,584	$2,720
Homeowners	1,030	1,106	1,178
Total	$3,399	$3,690	$3,898

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	2018	2017	2016
Policies in-force end of period (in thousands)
Automobile	1,510	1,702	1,965
Homeowners	927	1,038	1,176
New business written premium
Automobile	$169	$152	$311
Homeowners	$46	$44	$74
Policy count retention
Automobile	82%	81%	84%
Homeowners	83%	83%	84%
Renewal written price increase
Automobile	7.2%	10.9%	7.6%
Homeowners	9.7%	8.9%	8.0%
Renewal earned price increase
Automobile	9.6%	9.6%	6.3%
Homeowners	9.3%	8.5%	7.6%
Underwriting Ratios

	2018	2017	2016
Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.2	70.0	72.0
Current accident year catastrophes	16.1	12.3	5.5
Prior accident year development	(0.9)	(1.0)	3.9
Total loss and loss adjustment expense ratio	81.3	81.3	81.5
Expense ratio	25.0	22.9	23.4
Combined ratio	106.3	104.2	104.8
Current accident year catastrophes and prior year development	15.2	11.3	9.4
Underlying combined ratio	91.2	93.0	95.4
Product Combined Ratios

	2018	2017	2016
Automobile
Combined ratio	98.6	101.6	111.6
Underlying combined ratio	98.2	99.7	103.9
Homeowners
Combined ratio	124.3	110.4	89.3
Underlying combined ratio	75.1	77.1	75.9
2019 Outlook
In 2019, the Company expects the level of pricing increases for automobile and homeowners across the industry to decrease, as loss cost trends have moderated. Accordingly, the Company expects written pricing increases in 2019 to be in the mid single-digits for automobile and high single-digits for homeowners. Written premium is expected to decline slightly in 2019 as non-renewal of premium more than offsets new business growth, particularly in the agency channel. The Company expects to drive new business growth in more states in 2019, particularly in the direct channel.

The Company expects the combined ratio for Personal Lines will be between approximately 97.5 and 99.5 for 2019 compared to 106.3 in 2018, primarily due to lower current accident year catastrophes with the underlying combined ratio flat to slightly higher, as the Company increases spending on marketing. Current accident year catastrophes are budgeted to be 6.5 points of the combined ratio in 2019 compared with 16.1 points in 2018. For automobile, we expect the underlying combined ratio to improve slightly as a modest loss ratio improvement is partially offset by an increase in acquisition costs to increase new business. While management actions, including the effect of earned pricing, are expected to modestly exceed an increase in loss cost severity,

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

those will be partially offset by an increase in direct marketing and other expenses to generate new business. The underlying combined ratio for homeowners is expected to increase slightly in 2019, driven by a return to a more normal level of non-catastrophe weather loss experience and higher acquisition costs, partially offset by earned pricing increases.
Net Loss
Year ended December 31, 2018 compared to the year ended December 31, 2017
Net loss was higher in 2018 than in 2017 due to a higher underwriting loss, a change to net realized capital losses and the effect of a lower corporate income tax rate, partially offset by higher net investment income.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Net loss in 2017 was unchanged from 2016 as lower underwriting loss and higher net realized capital gains was offset by $33 of income tax expense arising primarily from the reduction of net deferred tax assets due to the enactment of lower Federal income tax rates.
Underwriting Loss

Year ended December 31, 2018 compared to the year ended December 31, 2017
Underwriting loss increased in 2018 primarily due to higher current accident year catastrophe losses, higher underwriting expenses and the effect of lower earned premium, partially offset by lower current accident year loss ratios before catastrophes in both auto and homeowners and lower amortization of DAC. The increase in underwriting expenses was largely driven by an increase in direct marketing spending, selling expenses, and operational costs to generate new business.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Underwriting loss decreased in 2017 primarily due to a change from unfavorable prior accident year development in 2016 to favorable development in 2017 and lower current accident year loss costs in both auto and homeowners, partially offset by higher current accident year catastrophe losses. The decrease in underwriting expenses was primarily due to lower marketing and operations costs, partially offset by higher variable incentive compensation and the decrease in DAC amortization was driven primarily by lower Agency commissions.
Earned Premiums
Year ended December 31, 2018 compared to the year ended December 31, 2017
Earned premiums decreased in 2018, reflecting a decline in written premium over the prior six to twelve months in both Agency channels and, to a lesser extent, in AARP Direct.
Written premiums decreased in 2018 in AARP Direct and both Agency channels. Despite an increase in new business and stable policy count retention in both auto and homeowners, written premium declined primarily due to not generating enough new business to offset the loss of non-renewed premium.
Renewal written pricing increases in 2018 were higher in homeowners driven by actions taken to improve profitability and were lower in automobile as loss cost trends have moderated and the Company has sought to increase new business.
Policy count retention increased in automobile as renewal written price increases decreased. Policy count

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

retention in homeowners was flat despite higher renewal written price increases.
Policies in-force decreased in 2018 in both automobile and homeowners, driven by not generating enough new business to offset the loss of non-renewed policies.
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
Loss and Loss Adjustment Expense Ratio before Catastrophes and Prior Accident Year Development

Year ended December 31, 2018 compared to the year ended December 31, 2017
Loss and loss adjustment expense ratio before catastrophes and prior accident year development decreased in 2018, primarily due to the effect of earned pricing increases in both automobile and homeowners and lower non-catastrophe weather-related homeowners loss costs.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Loss and loss adjustment expense ratio before catastrophes and prior accident year development decreased in 2017, primarily as a result of lower automobile liability and auto physical damage frequency and lower non-catastrophe weather-related homeowners losses and the effect of earned pricing increases.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2018 compared to the year ended December 31, 2017
Current accident year catastrophe losses for 2018 were primarily from wildfires in California, wind and hail storms in Colorado, hurricanes Florence and Michael in the Southeast and various wind storms and winter storms across the country. Catastrophe losses in 2018 are net of an estimated

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

reinsurance recoverable of $54 under the 2018 Property Aggregate reinsurance treaty that was allocated to Personal Lines. Catastrophe losses for 2017 were primarily due to hurricanes Harvey and Irma and wildfires in California as well as multiple wind and hail events across various U.S. geographic regions, concentrated in Texas, Colorado, the Midwest and the Southeast.
Prior accident year development was less favorable in 2018 than in 2017 with favorable development in 2018 primarily in automobile liability.

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

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	2018	2017	2016
Written premiums	$(4)	$—	$(1)
Change in unearned premium reserve	(4)	—	(1)
Earned premiums	—	—	—
Losses and loss adjustment expenses
Prior accident year development [1]	65	18	278
Total losses and loss adjustment expenses	65	18	278
Underwriting expenses	12	14	19
Underwriting loss	(77)	(32)	(297)
Net investment income [2]	90	106	127
Net realized capital gains (losses) [2]	(4)	14	(70)
Loss on reinsurance transaction	—	—	650
Other income (expenses)	(1)	5	6
Income (loss) before income taxes	8	93	(884)
Income tax expense (benefit) [3]	(7)	24	(355)
Net income (loss)	$15	$69	$(529)

[1]	For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)
Year ended December 31, 2018 compared to the year ended December 31, 2017
Net income decreased from 2017 to 2018, primarily due to greater adverse reserve development in 2018 related to unallocated loss adjustment expenses, the allowance for uncollectible reinsurance and certain mass torts. Also contributing to the decrease was lower net investment income driven by the decline in invested assets associated with this run-off business.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Net loss improved from a loss of $529 to net income of $69 primarily due to ceded premium of $423 after tax incurred in 2016 for an Adverse Reserve Development ("ADC") reinsurance cover on asbestos and environmental reserves after 2016. (For further discussion on the ADC, see MD&A - Critical Accounting Estimates, Property and Casualty Other Operations). Prior accident year asbestos and environmental losses in 2016 before execution of the ADC also contributed to the year over year improvement.

Pre-tax Charge for Asbestos and Environmental Reserve Increases
Year ended December 31, 2018 compared to the year ended December 31, 2017
Asbestos Reserves reflected no net incurred losses and allocated loss adjustment expenses in 2018 as a $167 increase in estimated reserves before NICO reinsurance was offset by $167 of losses recoverable under the NICO treaty. The increase in reserves before NICO reinsurance was primarily due to a higher than previously expected number of mesothelioma claim filings, an increase in the average settlement value of mesothelioma claims, an increase in defense costs, and the Company assuming a greater share of liability due to unfavorable interpretations of coverage. An increase in reserves from umbrella and excess policies in the 1981-1985 policy years contributed to the adverse development.
Environmental Reserves reflected no net incurred losses and allocated loss adjustment expenses in 2018 as a $71 increase in estimated reserves before NICO reinsurance was offset by $71 of loss recoverable under the NICO treaty. The increase in reserves before NICO reinsurance was primarily due to increased clean-up costs and liability shares associated with Superfund sites and sediment in waterways, increased defense costs and adverse legal rulings, most notably from jurisdictions in the Pacific Northwest.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Asbestos Reserves reflected no net incurred losses and allocated loss adjustment expenses in 2017 as a $183 increase in estimated reserves before NICO reinsurance was offset by $183 of losses recoverable under the NICO treaty. The increase in reserves before NICO reinsurance was primarily due to mesothelioma claim filings not declining as expected, unfavorable developments in coverage law in some jurisdictions and continued filings in specific, adverse jurisdictions. An increased share of adverse development from the fourth quarter review is from umbrella and excess policies in the 1981-1985 policy years.
Environmental Reserves reflected no net incurred losses and allocated loss adjustment expenses in 2017 as a $102 increase in estimated reserves before NICO reinsurance was offset by $102 of loss recoverable under the NICO treaty. The

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

increase in reserves before NICO reinsurance was primarily due to increased clean-up costs and liability shares associated with Superfund sites and sediment in waterways, as well as adverse legal rulings, most notably from jurisdictions in the Pacific Northwest.

GROUP BENEFITS
Results of Operations
Operating Summary

	2018	2017 [1]	2016
Premiums and other considerations	$5,598	$3,677	$3,223
Net investment income [2]	474	381	366
Net realized capital gains (losses) [2]	(47)	34	45
Total revenues	6,025	4,092	3,634
Benefits, losses and loss adjustment expenses	4,214	2,803	2,514
Amortization of DAC	45	33	31
Insurance operating costs and other expenses	1,282	915	776
Amortization of other intangible assets	60	9	—
Total benefits, losses and expenses	5,601	3,760	3,321
Income before income taxes	424	332	313
Income tax expense [3]	84	38	83
Net income	$340	$294	$230

[1]
The Results of Operations related to 2017 include two months of results from Aetna's U.S. group life and disability business due to the acquisition that occurred on November 1, 2017. For discussion of the acquisition, see Note 2 - Business Acquisitions of Notes to the Consolidated Financial Statements.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to the Consolidated Financial Statements.
Premiums and Other Considerations

	2018	2017	2016
Fully insured — ongoing premiums	$5,418	$3,571	$3,142
Buyout premiums	5	15	6
Fee income	175	91	75
Total premiums and other considerations	$5,598	$3,677	$3,223
Fully insured ongoing sales, excluding buyouts	$704	$449	$450
Ratios, Excluding Buyouts

	2018	2017	2016
Group disability loss ratio	73.1%	76.5%	81.4%
Group life loss ratio	78.4%	76.7%	75.7%
Total loss ratio	75.3%	76.1%	78.0%
Expense ratio [1]	24.0%	25.7%	25.1%
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.
Margin

	2018	2017	2016
Net income margin	5.6%	7.2%	6.3%
Less: Net realized capital gains (losses) excluded from core earnings, after tax	(0.6%)	0.4%	0.6%
Less: Integration and transaction costs associated with acquired business, after tax	(0.6%)	(0.3%)	—%
Less: Income tax benefit	(0.2%)	1.3%	—%
Core earnings margin	7.0%	5.8%	5.7%

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2019 Outlook
The Company expects Group Benefits fully insured ongoing premiums to be relatively flat in 2019, driven by an expected decrease in sales, partly due to the introduction of the New York Paid Family Leave product in 2018, offset by strong persistency. In 2019, the segment's net income margin is expected to be between 5.5% and 6.5%, compared to a net income margin of 5.6% in 2018. The expected increase largely reflects net realized capital losses and higher integration costs associated with the acquired business in 2018. Management expects that the 2019 core earnings margin, which does not include the effect of net realized capital gains (losses) or integration costs associated with the acquired business, will be in the range of 6.0% to 7.0%, down from prior year as strong investment returns from limited partnerships in 2018 are not assumed to repeat in 2019. The total loss ratio and expense ratio are expected to be consistent with 2018.
Net Income
Year ended December 31, 2018 compared to the year ended December 31, 2017
Net income increased in 2018 compared to 2017, primarily due to higher premiums and other considerations and higher net investment income, including from the acquisition of Aetna's U.S. group life and disability business, a lower loss ratio, and the benefit of a lower corporate income tax rate, partially offset by higher insurance operating costs and other expenses, including integration costs, and amortization of intangible assets in connection with the acquisition, and a change to net realized capital losses. The benefit of the lower corporate income tax rate was largely offset by a $52 tax benefit in 2017 that was primarily due to reducing net deferred tax liabilities given the reduction in the corporate income tax rate.
Insurance operating costs and other expenses increased 40% primarily due to the acquisition of Aetna's U.S. group life and disability business, including integration costs and amortization of intangible assets, partially offset by state guaranty fund assessments of $20 before tax related to the liquidation of a life and health insurance company in 2017. Integration costs were $47 in 2018 compared to $17 in 2017.

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
Fully Insured Ongoing Premiums
Year ended December 31, 2018 compared to the year ended December 31, 2017
Fully insured ongoing premiums increased 52% in 2018 driven primarily by the acquisition of Aetna's U.S. group life and disability business, sales in excess of cancellations with strong group life and disability persistency, and premium from the New York Paid Family Leave product.
Fully insured ongoing sales, excluding buyouts increased 57% primarily due to new business generated by our larger combined sales force following the acquisition of Aetna's U.S. group life and disability business. The

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company also saw an increase in the sale of voluntary products and sales of fully insured disability in 2018 due, in part, to the addition of the New York Paid Family Leave product.
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
Ratios
Year ended December 31, 2018 compared to the year ended December 31, 2017
Total loss ratio decreased 0.8 points from 2017 to 2018 as a decrease in the group disability loss ratio was partially offset by an increase in the group life loss ratio. The group disability loss ratio decreased 3.4 points driven by continued favorable incidence trends, including favorable prior incurral year development of approximately $230 with most of that development from the 2017 incurral year as incidence trends become known after the elimination period is satisfied. In addition, the group disability loss ratio benefited from the lower discount accretion associated with the disability business acquired from Aetna.
The group life loss ratio increased 1.7 points primarily driven by higher expected loss ratios associated with the group life business acquired from Aetna. Group life business (including group life premium waiver) included favorable prior incurral year development of approximately $90 in 2018, mostly from the 2017 incurral year.
Expense ratio decreased 1.7 points due to a greater mix of lower commission national accounts business due to the acquisition of Aetna's group life and disability business, higher revenues to cover fixed costs and the effect of state guaranty assessments in 2017 related to the liquidation of a life and health insurance company, partially offset by higher intangible asset amortization incurred in 2018.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

HARTFORD FUNDS
Results of Operations
Operating Summary

	2018	2017	2016
Fee income and other revenue	$1,032	$992	$885
Net investment income	5	3	1
Net realized capital losses	(4)	—	—
Total revenues	1,033	995	886
Amortization of DAC	16	21	24
Operating costs and other expenses [1]	831	805	741
Total benefits, losses and expenses	847	826	765
Income before income taxes	186	169	121
Income tax expense [2]	38	63	43
Net income	$148	$106	$78
Daily average total Hartford Funds segment AUM	$116,876	$107,593	$92,042
Return on Assets ("ROA") [3]	12.6	9.9	8.5
Less: Effect of net realized capital losses, excluded from core earnings, before tax	(0.4)	—	—
Less: Effect of income tax expense	0.1	(0.3)	—
Return on Assets ("ROA"), core earnings [3]	12.9	10.2	8.5

[1]
Includes distribution costs of $188 and $184 for the twelve months ended December 31, 2017 and 2016, respectively, that were previously netted against fee income and are now presented gross in insurance operating costs and other expenses.

[2]
2017 includes $4 of income tax expense primarily from reducing net deferred tax assets due to the reduction in the corporate Federal income tax rate from 35% to 21%. For further discussion, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

[3]	Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	2018	2017 [1]	2016 [1]
Mutual Fund and ETP AUM - beginning of period	$99,090	$81,507	$74,413
Sales - mutual fund	22,198	23,654	19,135
Redemptions - mutual fund	(23,888)	(20,409)	(20,055)
Net flows - ETP	1,404	157	8
Net Flows - mutual fund and ETP	(286)	3,402	(912)
Change in market value and other	(7,247)	14,181	8,006
Mutual Fund and ETP AUM - end of period	91,557	99,090	81,507
Talcott Resolution life and annuity separate account AUM [2]	13,283	16,260	16,010
Hartford Funds AUM	$104,840	$115,350	$97,517

[1]	ETP AUM has been combined with mutual fund AUM. Previously ETPs were shown separately.

[2]	Represents AUM of the life and annuity business sold in May, 2018 that is still managed by the Company's Hartford Funds segment.
Mutual Fund AUM by Asset Class

	2018	2017	2016
Equity	$56,986	$63,740	$50,826
Fixed Income	14,467	14,401	13,301
Multi-Strategy Investments [1]	18,233	20,469	17,171
Exchange-traded products	1,871	480	209
Mutual Fund and ETP AUM	$91,557	$99,090	$81,507

[1]	Includes balanced, allocation, and alternative investment products.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2019 Outlook
Due in large part to the effect of the decline in markets on assets under management since October 2018, the Company expects net income for Hartford Funds to be relatively flat from 2018 to 2019, provided the Company continues to deliver strong fund performance and generates positive net flows. The Company expects to increase net sales in 2019 from a diversified lineup of mutual funds and ETPs, though net flows are more uncertain given the increased volatility in the markets. Assuming the Company can generate positive net flows and fund performance is strong, assets under management are expected to increase modestly despite the continued decline of the Talcott Resolution AUM.
Net Income
Year ended December 31, 2018 compared to the year ended December 31, 2017
Net income increased in 2018 due to higher investment management fees driven by higher average daily assets under management, partially offset by higher variable costs. Also contributing to the increase was the effect of a lower corporate Federal income tax rate.
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

Hartford Funds AUM
Year ended December 31, 2018 compared to the year ended December 31, 2017
Hartford Funds AUM decreased from December 31, 2017 to December 31, 2018 largely due to a decline in markets in the fourth quarter of 2018 and the continued expected decline of the Talcott Resolution AUM still managed by the Company. Despite the decline in AUM in the fourth quarter of 2018, average daily assets under management for the year were up 9% due to market appreciation and net positive flows during the first 9 months of 2018.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Hartford Funds AUM increased in 2017 primarily due to positive net flows and market appreciation, partially offset by the continued expected decline of the Talcott Resolution AUM still managed by the Company.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	2018	2017	2016
Fee income	$32	$4	$3
Other revenue	21	—	—
Net investment income	59	23	31
Net realized capital losses	(7)	(1)	(100)
Total revenues (losses)	105	26	(66)
Benefits, losses and loss adjustment expenses [1]	11	31	—
Insurance operating costs and other expenses	83	59	87
Pension settlement	—	750	—
Loss on extinguishment of debt [2]	6	—	—
Interest expense [2]	298	316	327
Total benefits, losses and expenses	398	1,156	414
Loss before income taxes	(293)	(1,130)	(480)
Income tax expense (benefit) [3]	(95)	457	(329)
Loss from continuing operations, net of tax	(198)	(1,587)	(151)
Income (loss) from discontinued operations,net of tax	322	(2,869)	283
Net income (loss)	$124	$(4,456)	$132
Preferred stock dividends	6	—	—
Net income (loss) available to common stockholders	$118	$(4,456)	$132

[1]	Represents benefits expense on life and annuity business previously underwritten by the Company.

[2]	For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.

[3]
2017 includes $867 of income tax expense primarily from reducing net deferred tax assets due to the reduction in the corporate Federal income tax rate from 35% to 21%. For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

Net Income (Loss)
Year ended December 31, 2018 compared to the year ended December 31, 2017
Net income compared to a net loss in 2017, primarily due to a number of charges in 2017, including a $3.3 billion after tax loss on the life and annuity business sold in May 2018, $867 of income tax expense primarily from reducing net deferred tax assets due to the reduction of the corporate Federal income tax rate from 35% to 21%, and the effect of a pension settlement charge of

$488, after tax. The settlement charge in 2017 related to the purchase of a group annuity contract to transfer $1.6 billion of certain U.S. qualified pension plan liabilities to a third party. Apart from the effect of these charges in 2017, an increase in fee income from managing Talcott Resolution invested assets post-sale and lower interest expense, as well as higher net investment income and lower benefits and losses incurred related to run-off structured settlement and terminal funding agreement liabilities was partially offset by higher investment management expenses and a lower tax benefit due to the reduction in the corporate Federal income tax rate. Other revenue in 2018 from providing transition services to Talcott Resolution was offset by the cost of providing those services.
Insurance operating costs and other expenses increased in 2018 largely due to costs incurred to manage the invested assets of Talcott Resolution post-sale, partially offset by a reduction in centralized services costs previously allocated to the life and annuity business sold in May 2018.
Income (loss) from discontinued operations increased from loss of $2,869 in 2017 to income of $322 in 2018 with the net loss in 2017 due to a loss on sale of the Company’s life and annuity business of $3.3 billion in 2017. A $202 reduction in loss on sale in 2018 was largely offset by a decline in operating income from the life and annuity business sold in May 2018. The reduction in loss on sale was largely attributable to an increase in

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

the estimated retained net operating loss carryover tax benefits from the life and annuity business sold in May 2018 as well as the reclassification to retained earnings of $193 of tax effects stranded in AOCI due to the accounting for Tax Reform. For more information on the reclassification of stranded tax effects, see Note 1-Basis of Presentation and Significant Accounting Policies within Notes to the Consolidated Financial Statements.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Net loss increased primarily due to a $3.3 billion estimated loss on sale of the life and annuity business, $867 of income tax expense arising primarily from the reduction of net deferred tax assets due to the enactment of lower Federal income tax rates and a $488 after tax pension settlement charge.
Insurance operating costs and other expenses decreased in 2017 largely due lower centralized services costs and lower estimated state income tax expense. Upon reporting the life and annuity business as discontinued operations, centralized services costs were reallocated to Corporate for all periods presented and those reallocated costs declined from 2016 to 2017 principally due to a lower allocation of IT costs.
Income (loss) from discontinued operations decreased from income of $283 in 2016 to a net loss of $2.9 billion in 2017 with the net loss in 2017 due to a loss on sale of the Company’s life and annuity business of $3.3 billion, partially offset by operating income from discontinued operations of $388. Operating income from discontinued operations increased from $283 in 2016 primarily due to lower net realized capital losses in 2017. Apart from the reduction in net realized capital losses, earnings were relatively flat as an increase in the assumption study benefit and lower interest credited were largely offset by lower net investment income and lower fee income due to the continued run off of the variable annuity block.

Interest Expense
Year ended December 31, 2018 compared to the year ended December 31, 2017
Interest expense decreased primarily due to the redemption of junior subordinated debentures. On June 15, 2018, The Hartford redeemed $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 and recognized a $6 loss on extinguishment of debt for unamortized deferred debt issuance costs. On March 15, 2018, the Company issued $500 of 4.4% senior notes due March 15, 2048 for net proceeds of approximately $490. The Company used a portion of the net proceeds to repay the Company's $320 of 6.3% senior notes at maturity. See Note 13 -Debt of Notes to the Consolidated Financial Statements.
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

ERCC Members
CEO (Chair)
President
Chief Financial Officer
Chief Investment Officer
Chief Risk Officer
General Counsel
Others as deemed necessary by the Committee Chair

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ERCC

Asset Liability Committee	Underwriting Risk Committee	Emerging Risk Steering Committee	Operational Risk Committee	Catastrophe Risk Steering Committee	Economic Capital Executive Committee	Model Oversight Committee
The Company's enterprise risk management ("ERM") function supports the ERCC and functional committees, and is tasked with, among other things:

•	risk identification and assessment;

•	the development of risk appetites, tolerances, and limits;

•	risk monitoring; and

•	internal and external risk reporting.
The Company categorizes its main risks as insurance risk, operational risk and financial risk, each of which is described in more detail below.
Insurance Risk
Insurance risk is the risk of losses of both a catastrophic and non-catastrophic nature on the P&C and group benefits products the Company has sold. Catastrophe insurance risk is the exposure arising from both natural (e.g., weather, earthquakes, wildfires, pandemics) and man-made catastrophes (e.g., terrorism, cyber-attacks) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios.
Sources of Insurance Risk Non-catastrophe insurance risks exist within each of the Company's divisions except Hartford Funds and include:

•
Property- Risk of loss to personal or commercial property from automobile related accidents, weather, explosions, smoke, shaking, fire, theft, vandalism, inadequate installation, faulty equipment, collisions and falling objects, and/or machinery mechanical breakdown resulting in physical damage and other covered perils.

•
Liability- Risk of loss from automobile related accidents, uninsured and underinsured drivers, lawsuits from accidents, defective products, breach of warranty, negligent acts by professional practitioners, environmental claims, latent exposures, fraud, coercion, forgery, failure to fulfill obligations per contract surety, liability from errors and omissions, losses from political and credit coverages, losses derivative lawsuits, and other securities actions and covered perils.

•
Mortality- Risk of loss from unexpected trends in insured deaths impacting timing of payouts from group life insurance, personal or commercial automobile related accidents, and death of employees or executives during the course of employment, while on disability, or while collecting workers compensation benefits.

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
In addition, certain insurance products offered by The Hartford provide coverage for losses incurred due to cyber events and the Company has assessed and modeled how those products would respond to different events in order to manage its aggregate exposure to losses incurred under the insurance policies we sell.  The Company models numerous deterministic scenarios including losses caused by malware, data breach, distributed denial of service attacks, intrusions of cloud environments and attacks of power grids.
Among specific risk tolerances set by the Company, risk limits are set for natural catastrophes, terrorism risk and pandemic risk.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk	Definition	Details and Company Limits
Natural catastrophe
Exposure arising from natural phenomena (e.g., earthquakes, wildfires, etc.) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios and the inherent volatility of weather or climate pattern changes.

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

- The estimated 250 year pre-tax probable maximum loss from earthquake events is estimated to be $917 before reinsurance and $470 net of reinsurance. [1]
- The estimated 250 year pre-tax probable maximum losses from hurricane events are estimated to be $1.6 billion before reinsurance and $877 net of reinsurance. [1]
Terrorism
The risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”).

Enterprise limits for terrorism apply to aggregations of risk across property-casualty, group benefits and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario, up to $2.0 billion net of reinsurance and $2.5 billion gross of reinsurance, before coverage under the Terrorism Risk Insurance Program established under “TRIPRA”. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. Our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below our stated limits.

Pandemic	The exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios.
The Company generally limits its estimated pre-tax loss from a single 250 year pandemic event to less than 18% of statutory surplus of the property and casualty and group benefits insurance subsidiaries. In evaluating these scenarios, the Company assesses the impact on group life policies, short-term and long-term disability, property & casualty claims, and losses in the investment portfolio associated with market declines in the event of a widespread pandemic. While ERM has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus.

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

Reinsurance as a Risk Management Strategy
In addition to the policies and procedures outlined above, the Company uses reinsurance to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that reinsure property and workers' compensation exposures, and individual risk (including facultative reinsurance) or quota share arrangements, that reinsure losses from specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program (“TRIPRA”) and other reinsurance programs relating to particular risks or specific lines of business.
Reinsurance for Catastrophes- The Company has catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Primary Catastrophe Treaty Reinsurance Coverages as of January 1, 2019

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty for 1/1/2019 to 12/31/2019 [1]
Losses of $0 to $350 from one event	None	100% retained
Losses of $350 to $500 from one event	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.1 billion from one event [2]	90% of $600 in excess of $500	10% co-participation
Aggregate Property Catastrophe Treaty for 1/1/2019 to 12/31/2019 [3]
$0 to $775 of aggregate losses	None	100% retained
$775 to $1.0 billion of aggregate losses	100%	None
Workers' Compensation Catastrophe Treaty for 1/1/2019 to 12/31/2019
Losses of $0 to $100 from one event	None	100% retained
Losses of $100 to $450 from one event [4]	80% of $350 in excess of $100	20% co-participation

[1]
In addition to the Property Occurrence Treaty, for Florida events, The Hartford has purchased the mandatory FHCF reinsurance for the period from 6/1/2018 to 5/30/2019. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage for $84 of per event losses in excess of a $29 retention.

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
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $180 in 2019, with the threshold increasing to $200 by 2020. Under the program, in any one calendar year, the federal government would pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 81% in 2019, decreasing to 80% in 2020. The Company's estimated deductible under the program is $1.3 billion for 2019. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

Reinsurance for A&E Reserve Development- Under an ADC reinsurance agreement, NICO assumes adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s net A&E reserves recorded as of December 31, 2016. Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid for the ADC are recognized as a dollar-for-dollar offset to direct losses incurred. As of December 31, 2018, $523 of incurred asbestos and environmental losses had been ceded to NICO, leaving approximately $977 of coverage available for future adverse net reserve development, if any. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, there is a risk that cumulative adverse development of A&E claims could ultimately exceed the $1.5 billion treaty limit in which case all adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity.
Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Reinsurance Recoverables

	As of December 31,
	2018	2017
Paid loss and loss adjustment expenses	$127	$84
Unpaid loss and loss adjustment expenses	3,773	3,496
Gross reinsurance recoverables	3,900	3,580
Less: Allowance for uncollectible reinsurance	(126)	(104)
Net reinsurance recoverables	$3,774	$3,476
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
Distribution of Gross Reinsurance Recoverables

	As of December 31,
	2018		2017
Gross reinsurance recoverables	$3,900		$3,580
Less: mandatory (assigned risk) pools and structured settlements	(1,220)		(1,199)
Gross reinsurance recoverables excluding mandatory pools and structured settlements	$2,680		$2,381
		% of Total		% of Total
Rated A- (excellent) or better by A.M. Best [1]	$2,194	81.8%	$1,836	77.1%
Other rated by A.M. Best	1	0.1%	1	0.1%
Total rated companies	2,195	81.9%	1,837	77.2%
Voluntary pools	35	1.3%	37	1.5%
Captives	302	11.3%	323	13.6%
Other not rated companies	148	5.5%	184	7.7%
Total	$2,680	100.0%	$2,381	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2018 and 2017, respectively.
To manage reinsurer credit risk, a reinsurance security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration, and establishes limits tiered by reinsurer credit rating.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. As indicated in the above table, 81.8% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2018.
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
Group Benefits reinsurance recoverables represent reserve for future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
Group Benefits Reinsurance Recoverables

	As of December 31,
	2018	2017
Paid loss and loss adjustment expenses	$12	$27
Unpaid loss and loss adjustment expenses	239	209
Gross reinsurance recoverables	251	236
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$251	$236

[1]	No allowance for uncollectible reinsurance was required as of December 31, 2018 and 2017.
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
Sources of Operational Risk Operational risk is inherent in the Company's business and functional areas. Operational risks include: compliance with laws and regulation, cybersecurity, business disruption, technology failure, inadequate execution or process management, reliance on model and data analytics, internal fraud, external fraud, third party dependency and attraction and retention of talent.

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
Cybersecurity Risk
The Hartford has implemented an information protection program with established governance routines that promote an adaptive approach for assessing and managing risks. The Hartford has invested to build a ‘defense-in-depth’ strategy that uses multiple security measures to protect the integrity of the Company's information assets. This ‘defense-in-depth’ strategy aligns to the National Institute of Standards and Technology ("NIST") Cyber Security Framework and provides preventative, detective and responsive measures that collectively protects the Company. Various cyber assurance methods, including security metrics, third party security assessments, external penetration testing, red team exercises, and cyber war game exercises are used to test the effectiveness of the overall cybersecurity control environment.
The Hartford, like many other large financial services companies, blocks attempted cyber intrusions on a daily basis. In the event of a cyber intrusion, the Company invokes its Cyber Incident Response Program (the "Program") commensurate with the nature of the intrusion. While the actual methods employed differ based on the event, our approach employs internal teams and outside advisors with specialized skills to support the response and recovery efforts and requires elevation of issues, as necessary, to senior management. In addition, we have procedures to ensure timely notification of critical cybersecurity incidents pursuant to the Program to help identify employees who may have material non-public information and to implement blackout restrictions on trading the Company's securities during the investigation and assessment of such cybersecurity incidents.
From a governance perspective, senior members of our Enterprise Risk Management, Information Protection and Internal Audit functions provide detailed, regular reports on cybersecurity matters to the Board, including the Finance, Investment, and Risk Management Committee (FIRMCo), a committee comprised of all directors, which has principal responsibility for oversight of cybersecurity risk, and/or the Audit Committee, which oversees controls for the Company's major risk exposures. The topics covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our cyber defenses.
Financial Risk
Financial risks include direct and indirect risks to the Company's financial objectives coming from events that impact market conditions or prices. Some events may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's invested assets. Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss on a U.S. GAAP, statutory, and economic basis. Exposures are actively monitored and mitigated where appropriate. The Company uses various risk management strategies, including reinsurance and over-the-counter ("OTC") and exchange traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives are utilized to achieve one of four Company-approved objectives: hedging risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; managing liquidity; controlling transaction costs; or entering into synthetic replication transactions. Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management.
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
Management The Company has defined ongoing monitoring and reporting requirements to assess liquidity across the enterprise under both current and stressed market conditions. The Company measures and manages liquidity risk exposures and funding needs within prescribed limits across legal entities, taking into account legal, regulatory and operational limitations to the transferability of liquid assets. The Company also monitors internal and external conditions, and identifies material risk changes and emerging risks that may impact operating cash flows or liquid assets. The liquidity requirements of the Holding Company have been and will continue to be met by the Holding Company's fixed maturities, short-term investments and cash, and dividends from its subsidiaries, principally its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

facilities as needed. The Company maintains multiple sources of contingent liquidity including a revolving credit facility, a commercial paper program, an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates, and access to collateralized advances from the Federal Home Loan Bank of Boston ("FHLBB") for certain affiliates. The Company's CFO has primary responsibility for liquidity risk.
For further discussion on liquidity see the section on Capital Resources and Liquidity.
Credit Risk and Counterparty Risk
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
Impact A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairment, and an increased probability of a realized loss upon sale. Premiums receivable and reinsurance recoverables are also subject to credit risk based on the counterparty’s unwillingness or inability to pay.
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
The Company manages credit risk on an on-going basis through the use of various processes and analyses. Both the investment and reinsurance areas have formulated procedures for counterparty approvals and authorizations, which establish minimum levels of creditworthiness and financial stability. Credits considered for investment are subjected to underwriting reviews. Within the investment portfolio, private securities are subject to management approval. Mitigation strategies vary across the three sources of credit risk, but may include:

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
As of December 31, 2018, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Consolidated Financial Statements.

Assets and Liabilities Subject to Credit Risk

Investments Essentially all of the Company's invested assets are subject to credit risk. Credit related impairments on investments were $1 and $2, in 2018 and 2017, respectively. (See the Enterprise Risk Management section of the MD&A under “Other-Than-Temporary Impairments.”)

Reinsurance recoverables Reinsurance recoverables, net of an allowance for uncollectible reinsurance, were $4,357 and $4,061, as of December 31, 2018 and 2017, respectively. (See the Enterprise Risk Management section of the MD&A under “Reinsurance as a Risk Management Strategy.”)

Premiums receivable and agents' balances Premiums receivable and agents’ balances, net of an allowance for doubtful accounts, were $3,995 and $3,910, as of December 31, 2018 and 2017, respectively. (For a discussion regarding collectibility of these balances, see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements under the section labeled “Revenue Recognition.”)

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
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are generally quantified based on the prior business day's net fair value, including income accruals, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives is greater than zero, subject to minimum transfer thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the same business day.
For the year ended December 31, 2018, the Company incurred no losses on derivative instruments due to counterparty default.
Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield.
Credit Risk Reduced Through Credit Derivatives
The Company uses credit derivatives to purchase credit protection with respect to a single entity or referenced index. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2018 and 2017, the notional amount related to credit derivatives that purchase credit protection was $6 and $61, respectively, while the fair value was $0 and $1, respectively. These amounts do not include positions that are in offsetting relationships.
Credit Risk Assumed Through Credit Derivatives
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and indexes. As of December 31, 2018 and 2017, the notional amount related to credit derivatives that assume credit risk was $1.1 billion and $823, respectively, while the fair value was $3 for both periods. These amounts do not include positions that are in offsetting relationships.
For further information on credit derivatives, see Note 7 Derivatives of Notes to Consolidated Financial Statements.
Credit Risk of Business Operations
A portion of the company's commercial business is written with large deductible policies or retrospectively-rated plans. Under some commercial insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contract holder for the deductible amount, and is subject to credit risk until such reimbursement is made. Additionally, retrospectively rated policies are utilized primarily for workers compensation coverage, whereby the ultimate premium is determined based on actual loss activity. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it does introduce credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such contract holders failed to reimburse the Company for the deductible amount or the retrospectively rated policyholders failed to pay additional premiums owed. While the Company attempts to manage the risks discussed above through underwriting, credit analysis, collateral requirements, provision for bad debt, and other oversight mechanisms, the Company’s efforts may not be successful.
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
Sources of Interest Rate Risk The Company has exposure to interest rates arising from its fixed maturity securities, long-term debt obligations, short and long-term disability claim reserves, and discount rate assumptions associated with the Company’s pension and other post retirement benefit obligations.
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
The Company may also utilize a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or to hedge liabilities. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flows of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. As of December 31, 2018 and 2017, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $10.5 billion and $10.2 billion, respectively primarily related to investments. The fair value of these derivatives was $(61) and $(83) as of December 31, 2018 and 2017, respectively.

Assets and Liabilities Subject to Interest Rate Risk

Fixed income investments The fair value of fixed income investments, which include fixed maturities, commercial mortgage loans, and short-term investments, was $43.7 billion and $42.5 billion at December 31, 2018 and 2017, respectively. The weighted average duration of the portfolio, including derivative instruments, was approximately 4.7 years and 5.2 years as of December 31, 2018 and 2017, respectively. Changes in the fair value of fixed maturities due to changes in interest rates are reflected as a component of AOCI.

Long-term debt obligations The Company's variable rate debt obligations will generally result in increased interest expense as a result of higher interest rates; the inverse is true during a declining interest rate environment. Changes in the value of long-term debt as a result of changes in interest rates will impact the fair value of these instruments but not the carrying value in the Company's Consolidated Balance Sheets.

Group life and disability product liabilities The cash outflows associated with contracts issued by the Company's Group Benefits segment, primarily group life and short and long-term disability policy liabilities, are not interest rate sensitive but vary based on timing. Though the aggregate cash flow payment streams are relatively predictable, these products may rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. As of December 31, 2018 and 2017, the Company had $8,445 and $8,512, respectively of reserves for group life and disability contracts. Changes in the value of the liabilities as a result of changes in interest rates will impact the fair value of these instruments but not the carrying value in the Company's Consolidated Balance Sheets.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pension and other post-retirement benefit obligations The Company’s pension and other post-retirement benefit obligations are exposed to interest rate risk based upon the sensitivity of present value obligations to changes in liability discount rates as well as the sensitivity of the fair value of investments in the plan portfolios to changes in interest rates. The discount rate assumption is based upon an interest rate yield curve that reflects high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. The Company is exposed to the risk of having to make additional plan contributions if the plans’ investment returns, including from investments in fixed maturities, are lower than expected. (For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements.) As of December 31, 2018 and 2017, the Company had $791 and $926, respectively, of unfunded liabilities for pension and post-retirement benefit obligations recorded within Other Liabilities in the accompanying Balance Sheets.

Interest Rate Sensitivity
Group Life and Disability Reserves and Invested Assets Supporting Them
Included in the following table is the before tax change in the net economic value of contracts issued by the Company’s Group Benefits segment, primarily group life and disability, for which fixed valuation discount rate assumptions are established based upon investment returns assumed in pricing, along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of other insurance products such as automobile, property, workers' compensation and general liability insurance. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.
The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated below due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.

Interest Rate Sensitivity of Group Benefits Short and Long-term Disability Reserves and Invested Assets Supporting Them

	Change in Net Economic Value as of December 31,
	2018		2017
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$47	$(68)	$51	$(75)
The carrying value of assets supporting the liabilities related to the businesses included in the table above was $10.0 billion and $10.1 billion, as of December 31, 2018 and 2017, respectively, and included fixed maturities, commercial mortgage loans and short-term investments. The assets supporting the liabilities are monitored and managed within set duration guidelines and are evaluated on a daily basis, as well as annually, using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets not Supporting Group Life and Disability Reserves
The following table provides an analysis showing the estimated before tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting group life and disability reserves which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2018 and 2017. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments.
Interest Rate Sensitivity of Invested Assets Not Supporting Group Benefits Short and Long-term Disability Reserves

	Change in Fair Value as of December 31,
	2018		2017
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$1,761	$(1,511)	$1,819	$(1,710)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $33.7 billion and $32.4 billion, as of December 31, 2018 and 2017, respectively.
Long-term Debt
A 100 basis point parallel decrease in the yield curve would result in an increase in the fair value of the liability of $331 and $340 as of December 31, 2018 and 2017, respectively. A 100 basis point parallel increase in the yield curve would result in a decrease in the fair value of the liability of $(279) and $(287) as of December 31, 2018 and 2017, respectively. Changes in the value of long-term debt as a result of changes in interest rates will not impact the carrying value in the Company's Consolidated Balance Sheets.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pension and Other Post-Retirement Plan Obligations
A 100 basis point parallel decrease in the yield curve would impact both the value of the underlying pension assets and the value of the liability, resulting in an increase in the net pension and other post-retirement plan obligations liability of $178 and $226 as of December 31, 2018 and 2017, respectively. A 100 basis point parallel increase in the yield curve would have the inverse effect and result in a decrease in the net pension and other post-retirement plan obligations liability of $(134) and $(170) as of December 31, 2018 and 2017, respectively. Gains or losses due to changes in interest rates on the pension and post-retirement plan obligations are recorded within AOCI and are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold.
Equity Risk
Equity risk is the risk of financial loss due to changes in the value of global equities or equity indices.
Sources of Equity Risk The Company has exposure to equity risk from invested assets, assets that support the Company’s pension and other post-retirement benefit plans, and fee income derived from Hartford Funds assets under management.
Impact The investment portfolio is exposed to losses from market declines affecting equity securities, alternative assets and limited partnerships which could negatively impact the Company's reported earnings. For assets supporting pension and other post-retirement benefit plans, the Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. Hartford Funds earnings are also significantly influenced by the U.S. and other equity markets. Generally, declines in equity markets will reduce the value of assets under management and the amount of fee income generated from those assets. Increases in equity markets will generally have the inverse impact.
Management The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, and hedging of changes in equity indices.

Assets and Liabilities Subject to Equity Risk

Investment portfolio is exposed to losses from market declines affecting equity securities and certain alternative assets and limited partnerships. Generally, declines in equity markets will reduce the value of these types of investments and could negatively impact the Company’s earnings while increases in equity will have the inverse impact. For equity securities, the changes in fair value are reported in net realized capital gains and losses. For alternative assets and limited partnerships, the Company's share of earnings for the period is recorded in net investment income, though typically on a delay based on the availability of the underlying financial statements. For a discussion of equity sensitivity, see below.

Assets supporting pension and other post-retirement benefit plans The Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. For a discussion of equity sensitivity, see below.
The asset allocation mix is reviewed on a periodic basis. In order to minimize the risk, the pension plans maintain a listing of permissible and prohibited investments and impose concentration limits and investment quality requirements on permissible investment options. Declines in value are recognized as unrealized losses in AOCI. Increases in equity markets are recognized as unrealized gains in AOCI. Unrealized gains and losses in AOCI are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold. For further discussion of equity risk associated with the pension plans, see Note 18 Employee Benefit Plans of Notes to Consolidated Financial Statements.

Assets under management in Hartford Funds may decrease in value during equity market declines, which would result in lower earnings because fee income is earned based upon the value of assets under management.

Equity Sensitivity
Investment portfolio and the assets supporting pension and other post-retirement benefit plans
Included in the following tables are the estimated before tax change in the economic value of the Company’s invested assets and assets supporting pension and other post-retirement benefit plans with sensitivity to equity risk. The calculation of the hypothetical change in economic value below assumes a 20% upward and downward shock to the Standard & Poor's 500 Composite Price Index ("S&P 500"). For limited partnerships and other alternative investments, the movement in economic value is calculated using a beta analysis largely derived from historical experience relative to the S&P 500.
The selection of the 20% shock to the S&P 500 was made only as an illustration to the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated below due to the nature of the estimates and assumptions used in the analysis. These calculations may not fully capture the impact of portfolio re-allocations or significant product sales.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity Sensitivity [1]

	As of December 31, 2018			As of December 31, 2017
		Shock to S&P 500			Shock to S&P 500
(Before tax)	Fair Value	+20%	-20%	Fair Value	+20%	-20%
Investment Portfolio	$3,045	$419	$(418)	$2,676	$360	$(360)
Assets supporting pension and other post-retirement benefit plans	$1,226	$209	$(209)	$1,459	$251	$(251)

[1]	Table excludes the Company's investment in Hopmeadow Holdings LP which is reported in other assets on the Company's Consolidated Balance Sheets.
Hartford Funds assets under management
Hartford Funds earnings are significantly influenced by the U.S. and other equity markets. If equity markets were to hypothetically decline 20% and remain depressed for one year, the estimated before tax impact on reported earnings for that one year period is $(37) as of December 31, 2018. The selection of the 20% shock to the S&P 500 was made only as an illustration to the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
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
Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2018 and 2017, management estimates that a hypothetical 10% unfavorable change in exchange rates would decrease the fair values by a before tax total of $9 and $10, respectively. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
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

Assets and Liabilities Subject to Foreign Currency Exchange Risk

Non-U.S. dollar denominated fixed maturities, equities, and cash The fair values of the non-U.S. dollar denominated fixed maturities, equities and cash, excluding assets held for sale, at December 31, 2018 and 2017 were approximately $178 and $298, respectively. Included in these amounts are $119 and $128 at December 31, 2018 and 2017, respectively, related to non-U.S. dollar denominated fixed maturities, equities and cash that directly support liabilities denominated in the same currencies. The currency risk of the remaining non-U.S. dollar denominated fixed maturities and equities are hedged with foreign currency swaps.

Investment in a P&C run-off entity in the United Kingdom During 2015, the Company entered into certain foreign currency forwards to hedge the currency impacts on changes in equity of a P&C run-off entity in the United Kingdom that was sold during 2017. At December 31, 2016, the derivatives used to hedge the currency impacts had a total notional amount of $200, and a total fair value of $(2), respectively. The Company terminated these hedges in 2017.

Financial Risk on Statutory Capital
Statutory surplus amounts and risk-based capital (“RBC”) ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. In general, as equity market levels and interest rates decline, the amount and volatility of either our actual or potential obligation, as well as the related statutory surplus and capital margin can be materially negatively affected, sometimes at a greater than linear rate. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:

•	A decrease in the value of certain fixed-income and equity securities in our investment portfolio, due in part to credit spreads widening, may result in a decrease in statutory surplus and RBC ratios.

•	Decreases in the value of certain derivative instruments that do not get hedge accounting, may reduce statutory surplus and RBC ratios.

•	Non-market factors can also impact the amount and volatility of either our actual or potential obligation, as well as the related statutory surplus and capital margin.
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
Investment Portfolio Risk
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this section are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.
Fixed Maturities by Credit Quality

	December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$4,446	$4,430	12.4%	$4,492	$4,536	12.3%
AAA	6,366	6,440	18.1%	5,864	6,072	16.4%
AA	6,861	6,985	19.6%	7,467	7,810	21.1%
A	8,314	8,370	23.5%	8,510	8,919	24.1%
BBB	8,335	8,163	22.9%	7,632	7,931	21.5%
BB & below	1,281	1,264	3.5%	1,647	1,696	4.6%
Total fixed maturities, AFS	$35,603	$35,652	100.0%	$35,612	$36,964	100.0%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2017, primarily due to a decrease in valuations due to widening of credit spreads and higher interest rates. Fixed

Maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type

	December 31, 2018					December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,159	$5	$(1)	$1,163	3.3%	$925	$7	$(2)	$930	2.5%
Other	113	—	—	113	0.3%	194	2	—	196	0.5%
Collateralized loan obligations ("CLOs")	1,455	2	(20)	1,437	4.0%	1,257	3	—	1,260	3.4%
CMBS
Agency [1]	1,447	13	(33)	1,427	4.0%	1,199	16	(14)	1,201	3.2%
Bonds	1,845	13	(29)	1,829	5.1%	1,726	32	(9)	1,749	4.7%
Interest only	289	9	(2)	296	0.8%	379	10	(3)	386	1.0%
Corporate
Basic industry	604	8	(21)	591	1.7%	523	28	(1)	550	1.5%
Capital goods	1,132	8	(31)	1,109	3.1%	1,050	44	(4)	1,090	2.9%
Consumer cyclical	943	9	(29)	923	2.6%	857	33	(2)	888	2.4%
Consumer non-cyclical	1,936	11	(71)	1,876	5.3%	1,643	46	(7)	1,682	4.6%
Energy	1,156	14	(43)	1,127	3.1%	1,056	43	(3)	1,096	3.0%
Financial services	3,368	17	(99)	3,286	9.2%	2,722	77	(10)	2,789	7.5%
Tech./comm.	1,720	34	(54)	1,700	4.8%	1,618	87	(9)	1,696	4.6%
Transportation	548	4	(18)	534	1.5%	555	18	—	573	1.6%
Utilities	2,017	43	(69)	1,991	5.6%	2,097	110	(19)	2,188	5.9%
Other	272	—	(11)	261	0.7%	249	4	(1)	252	0.7%
Foreign govt./govt. agencies	866	7	(26)	847	2.4%	1,071	43	(4)	1,110	3.0%
Municipal bonds
Taxable	629	14	(17)	626	1.8%	537	30	(5)	562	1.5%
Tax-exempt	9,343	407	(30)	9,720	27.3%	11,206	724	(7)	11,923	32.3%
RMBS
Agency	1,508	7	(29)	1,486	4.2%	1,530	10	(4)	1,536	4.2%
Non-agency	933	5	(6)	932	2.6%	227	3	—	230	0.6%
Alt-A	43	4	—	47	0.1%	58	4	—	62	0.2%
Sub-prime	786	28	—	814	2.3%	1,170	46	—	1,216	3.3%
U.S. Treasuries	1,491	41	(15)	1,517	4.2%	1,763	46	(10)	1,799	4.9%
Fixed maturities, AFS	35,603	703	(654)	35,652	100.0%	35,612	1,466	(114)	36,964	100.0%
Equity securities
Financial services						115	19	—	134	13.3%
Other						792	102	(16)	878	86.7%
Equity securities, AFS [2]						907	121	(16)	1,012	100.0%
Total AFS securities	$35,603	$703	$(654)	$35,652		$36,519	$1,587	$(130)	$37,976
Fixed maturities, FVO				$22					$41
Equity securities, at fair value [2]				$1,214

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]	Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities, at fair value.
The fair value of AFS securities decreased as compared with December 31, 2017, primarily due to a decrease in valuations due to widening of credit spreads and higher interest rates. Also,

tax-exempt municipal bonds were reallocated into corporate bonds and structured securities during the period.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

European Exposure
While the European economy is still growing, the International Monetary Fund cut its 2019 growth forecasts for the region, citing the prospect for a more turbulent external environment, including escalating trade tensions and slowing global demand. Political risk will likely remain elevated in Europe during 2019 due to uncertainty surrounding Great Britain's pending departure from the European Union ("Brexit"), increasing pressure on centrist governments in France and Germany and ongoing concern over Italian fiscal policy.  The Company manages the credit risk associated with its European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A.
As of December 31, 2018, the Company’s European investment exposure had both an amortized cost and fair value of $2.5 billion, or 5% of total invested assets; as of December 31, 2017, amortized cost and fair value totaled $1.9 billion and $2 billion, respectively. The investment exposure largely relates to corporate entities which are domiciled in or generate a significant portion of their revenue within the United Kingdom, Germany, Sweden, Switzerland, and the Netherlands. As of both December 31, 2018 and 2017, the weighted average credit quality of European investments was A-. Entities domiciled in the United Kingdom comprise the Company's largest European exposure; as of December 31, 2018 and 2017, the U.K. exposure totals less than 2% of total invested assets and largely relates to the industrial and financial services sector and has an average credit rating of BBB+. The majority of the European investments are U.S. dollar-denominated, and those securities that are British pound or euro-denominated are hedged to U.S. dollars. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A.
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Securities by Type table.
Exposure to CMBS and RMBS as of December 31, 2018

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,447	$1,427	$—	$—	$—	$—	$—	$—	$—	$—	$1,447	$1,427
Bonds	983	973	444	436	368	370	50	50	—	—	1,845	1,829
Interest Only	204	210	77	79	1	1	5	4	2	2	289	296
Total CMBS	2,634	2,610	521	515	369	371	55	54	2	2	3,581	3,552
RMBS
Agency	1,508	1,486	—	—	—	—	—	—	—	—	1,508	1,486
Non-Agency	611	610	167	167	111	109	33	33	11	13	933	932
Alt-A	—	—	10	10	4	5	9	9	20	23	43	47
Sub-Prime	31	32	72	73	211	217	179	186	293	306	786	814
Total RMBS	2,150	2,128	249	250	326	331	221	228	324	342	3,270	3,279
Total CMBS & RMBS	$4,784	$4,738	$770	$765	$695	$702	$276	$282	$326	$344	$6,851	$6,831

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS and RMBS as of December 31, 2017

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,199	$1,201	$—	$—	$—	$—	$—	$—	$—	$—	$1,199	$1,201
Bonds	929	940	423	424	314	323	43	44	17	18	1,726	1,749
Interest Only	264	269	104	106	1	1	6	6	4	4	379	386
Total CMBS	2,392	2,410	527	530	315	324	49	50	21	22	3,304	3,336
RMBS
Agency	1,530	1,536	—	—	—	—	—	—	—	—	1,530	1,536
Non-Agency	122	123	15	14	56	56	21	22	13	15	227	230
Alt-A	2	3	5	5	4	4	13	13	34	37	58	62
Sub-Prime	35	36	74	75	249	255	159	165	653	685	1,170	1,216
Total RMBS	1,689	1,698	94	94	309	315	193	200	700	737	2,985	3,044
Total CMBS & RMBS	$4,081	$4,108	$621	$624	$624	$639	$242	$250	$721	$759	$6,289	$6,380
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The Company also has exposure to commercial mortgage loans. These loans are collateralized by real estate properties that are diversified both geographically throughout the United States and by property type. These loans are originated by the Company as high quality whole loans and are participated out to third parties. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement.
As of December 31, 2018, commercial mortgage loans had an amortized cost and carrying value of $3.7 billion, with a valuation allowance of $1. As of December 31, 2017, commercial mortgage loans had an amortized cost and carrying value of $3.2 billion with a valuation allowance of $1.

The Company funded $664 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 59% and a weighted average yield of 4.4% during the twelve months ended December 31, 2018. The Company continues to originate commercial loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of December 31, 2018 or December 31, 2017.
Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds

	December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,222	$1,275	AA	$1,976	$2,087	AA
Pre-refunded [1]	1,845	1,904	AAA	1,960	2,067	AAA
Revenue
Transportation	1,449	1,537	A+	1,638	1,790	A+
Health Care	1,270	1,304	AA-	1,278	1,359	AA-
Education	941	953	AA	1,079	1,130	AA
Water & Sewer	816	847	AA	1,069	1,131	AA
Leasing [2]	772	799	AA-	809	858	AA-
Sales Tax	507	541	AA	537	590	AA
Power	308	328	A+	442	478	AA-
Housing	33	35	A+	79	82	AA-
Other	809	823	AA-	876	913	AA-
Total Revenue	6,905	7,167	AA-	7,807	8,331	AA-
Total Municipal	$9,972	$10,346	AA	$11,743	$12,485	AA

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

As of both December 31, 2018 and December 31, 2017, the largest issuer concentrations were the New York City Transitional Finance Authority, the New York Dormitory Authority, and the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 22% of the fair value of the Company's investment portfolio. The Company has evaluated its portfolio allocation to municipal bonds with respect to the changes in corporate income tax rates that began in 2018 and has reduced exposure through both asset sales and principal repayments. The Company will continue to actively assess the sector’s relative value over time.

Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds and private equity funds. Real estate funds consist of investments primarily in real estate joint ventures and, to a lesser extent, equity funds. Private equity funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential as well as limited exposure to public markets.
Limited Partnerships and Other Alternative Investments - Net Investment Income

	Year Ended December 31,
	2018		2017		2016
	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$4	9.3%	$3	23.6%	$(4)	(5.5%)
Real estate funds	58	12.0%	43	9.1%	32	7.2%
Private equity funds	144	22.5%	122	20.7%	105	17.6%
Other alternative investments [1]	(1)	(0.2%)	6	1.6%	(5)	(1.3%)
Total	$205	13.2%	$174	12.0%	$128	8.6%

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments

	December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Hedge funds	$51	3.0%	$22	1.4%
Real estate funds	499	29.0%	486	30.6%
Private equity and other funds	788	45.7%	693	43.6%
Other alternative investments [1]	385	22.3%	387	24.4%
Total	$1,723	100.0%	$1,588	100.0%

[1]	Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $654 as of December 31, 2018, and have increased $524 from December 31, 2017, due to widening of credit spreads and higher interest rates. As of December 31, 2018, $631 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $23 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily related to one corporate issuer with declining credit fundamentals and commercial real estate securities that were purchased at tighter credit spreads.

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
Unrealized Loss Aging for AFS Securities

	December 31, 2018				December 31, 2017
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	468	$3,191	$3,153	$(38)	1,286	$4,315	$4,289	$(26)
Greater than three to six months	359	2,530	2,487	(43)	342	1,694	1,673	(21)
Greater than six to nine months	347	2,243	2,186	(57)	157	601	594	(7)
Greater than nine to eleven months	817	5,921	5,688	(233)	89	188	183	(5)
Twelve months or more	969	5,272	4,989	(283)	652	2,040	1,969	(71)
Total	2,960	$19,157	$18,503	$(654)	2,526	$8,838	$8,708	$(130)
Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%

	December 31, 2018				December 31, 2017
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	13	$59	$43	$(16)	30	$14	$10	$(4)
Greater than three to six months	—	—	—	—	12	10	7	(3)
Greater than six to nine months	3	3	2	(1)	—	—	—	—
Greater than nine to eleven months	2	2	1	(1)	—	—	—	—
Twelve months or more	36	13	8	(5)	47	13	7	(6)
Total	54	$77	$54	$(23)	89	$37	$24	$(13)

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other-than-temporary Impairments Recognized in Earnings by Security Type

	For the years ended December 31,
	2018	2017	2016
Credit Impairments
CMBS	1	2	1
Corporate	—	—	20
Equity Impairments	—	6	4
Intent-to-Sell Impairments
Corporate	—	—	1
US Treasuries	—	—	1
Total	$1	$8	$27
Year ended December 31, 2018
For the year ended December 31, 2018, impairments recognized in earnings were comprised of credit impairments of $1 related to CMBS interest-only securities and were identified through security specific review of the expected future cash flows.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Non-credit impairments recognized in other comprehensive income were $6 for the year ended December 31, 2018.
Future impairments may develop as the result of changes in intent to sell specific securities that are in an unrealized loss position or if modeling assumptions, such as macroeconomic factors or security specific developments, change unfavorably from our current modeling assumptions resulting in lower cash flow expectations.
Year ended December 31, 2017
For the year ended December 31, 2017, impairments recognized in earnings were comprised of credit impairments of $2 related to CMBS interest-only securities that were not expected to generate enough cash flow for the Company to recover the investment. Impairments of equity securities of $6 were comprised of securities in an unrealized loss position that the Company did not expect to recover.
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

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available at the holding company as of December 31, 2018:

•	$3.4 billion in fixed maturities, short-term investments, and cash at HFSG Holding Company.

•
A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023. No borrowings were outstanding as of December 31, 2018.

•	Borrowings available under a commercial paper program to a maximum of $750. As of December 31, 2018, there was no commercial paper outstanding.

•
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes.

•
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the Federal Home Loan Bank of Boston (“FHLBB”) and have access to collateralized advances of up to $1.1 billion and $0.6 billion, respectively, without prior approval of the Connecticut Department of Insurance (“CTDOI”).

2019 expected dividends and other sources of capital:

•	P&C - The Company does not anticipate receiving net dividends from its property and casualty insurance subsidiaries in 2019.

•	Group Benefits - Hartford Life and Accident Insurance Company ("HLA") has $380 dividend capacity for 2019, and anticipates paying $250 to $300 in dividends in 2019.

•	Hartford Funds - Anticipates paying $100 to $125 of dividends in 2019.
In addition, The Hartford Financial Services Group, Inc, ("HFSG Holding Company") anticipates cash tax receipts of approximately $600 to $700, including realization of net operating losses and AMT credits.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Expected liquidity requirements for the next twelve months as of December 31, 2018:

•	$413 maturing debt payment made in January of 2019.

•	$265 interest on debt.

•	$21 dividends on preferred stock, subject to the discretion of the Board of Directors.

•	$440 common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases and any change in common stockholder dividend rate.

•	$2.2 billion of cash consideration including transaction expenses to acquire all outstanding common shares of Navigators Group, a global specialty underwriter.

Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc. (Holding Company)
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash, dividends from its subsidiaries, principally its insurance operations, and tax receipts, including realization of HFSG Holding Company net operating losses and refunds of prior period AMT credits. In addition HFSG Holding Company can meet its liquidity requirements through the issuance of common stock, debt or other capital securities and borrowings from its credit facilities, as needed.
As of December 31, 2018, HFSG Holding Company held fixed maturities, short-term investments, and cash of $3.4 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payment of the 6.0% senior note of $413 at maturity in January 2019, interest payments on debt of approximately $265, preferred stock dividends of approximately $21 and common stockholder dividends of approximately $440, subject to the discretion of the Board of Directors, as well as $2.2 billion of cash consideration including transaction expenses to acquire all outstanding common shares of Navigators Group.
Expected sources of capital of the HFSG Holding Company for the next twelve months include dividends from Group Benefits (HLA) of $250 to $300 , dividends from Hartford Funds of $100 to $125 and cash tax receipts of approximately $600 to $700, including realization of net operating losses and AMT credits.
Debt
On March 15, 2018, The Hartford issued $500 of 4.4% senior notes ("4.4% Notes") due March 15, 2048 for net proceeds of approximately $490, after deducting underwriting discounts and expenses from the offering. The Hartford used a portion of the net proceeds from this issuance to repay $320 principal amount of its 6.3% senior notes due March 15, 2018, and the balance of the proceeds will be used for general corporate purposes.
On June 15, 2018, The Hartford redeemed $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068.
On January 15, 2019, The Hartford repaid its $413, 6.0% senior notes at maturity .
For further information regarding debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Equity
During the year ended December 31, 2018, the Company did not repurchase any common shares. In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. Based on projected holding company resources, the Company expects to use a portion of the authorization in 2019 but anticipates using the majority of the program in 2020. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.
For further information about equity repurchases, see Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On November 6, 2018, the Company issued 13.8 million depositary shares of the Company’s 6.0% Series G non-cumulative perpetual preferred stock (the “Preferred Stock”) with a liquidation preference of $25,000 per share (equivalent to $25.00 per depositary share), for net proceeds of $334. The Preferred Stock is perpetual and has no maturity date but is redeemable at the Company's option in whole or in part, on or after November 15, 2023 at a redemption price of $25,000 per share, plus unpaid dividends attributable to the current dividend period.
The Hartford used the net proceeds from this offering to help fund repayment of the Company's 6.000% Senior Notes due January 15, 2019.
For further information regarding Preferred Stock, see Note 15 - Equity of Notes to Consolidated Financial Statements.
Dividends
On February 21, 2019, The Hartford’s Board of Directors declared a quarterly dividend of $0.30 per common share payable on April 1, 2019 to common stockholders of record as of March 4, 2019.
On February 21, 2019, The Hartford's Board of Directors declared a dividend of $375.00 on each share of the Series G preferred stock (equivalent to $0.3750 per depository share) payable on May 15, 2019 to stockholders of record at the close of business on May 1, 2019.
On December 13, 2018, The Hartford’s board of directors declared a dividend of $412.50 on each share of the Series G preferred stock (equivalent to $0.4125 per depository share) which was paid on February 15, 2019, to stockholders of record at the close of business on February 1, 2019.
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its stockholders. For a discussion of restrictions on dividends to the HFSG Holding

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company from its insurance subsidiaries, see "Dividends from Insurance Subsidiaries" below. For a discussion of potential limitations on the HFSG Holding Company's ability to pay dividends, see Part I, Item 1A, — Risk Factors for the risk factor "Our ability to declare and pay dividends is subject to limitations".
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, minimum contributions are mandated in certain circumstances pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations. The Company made contributions to the U. S. qualified defined benefit pension plan of approximately $101, $280 and $300 in 2018, 2017 and 2016, respectively. No contributions were made to the other postretirement plans in 2018, 2017 and 2016. The Company’s 2018, 2017 and 2016 required minimum funding contributions were immaterial. The Company does not have a 2019 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2019. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2019 to make this determination.
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
On June 30, 2017, the Company purchased a group annuity contract to transfer approximately $1.6 billion of the Company’s outstanding pension benefit obligations related to certain U.S. retirees, terminated vested participants, and beneficiaries. As a result of this transaction, in the second quarter of 2017, the Company recognized a pre-tax settlement charge of $750 ($488 after tax) and a reduction to stockholders' equity of $144.
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
Total dividends paid by P&C subsidiaries to HFSG holding company in 2018 were $3.1 billion. This includes extraordinary dividends of $3.0 billion comprised of a $1.9 billion principal paydown on the intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company related to the life and annuity business sold in May 2018, $226 related to interest payments on the note and $900 to fund near-term obligations of the HFSG holding company. In addition, there was $50 of ordinary P&C dividends that were paid to HFSG holding company, and $110 of capital contributed by the HFSG holding company to a run-off P&C subsidiary. Excluding the interest payments on the intercompany note and dividends that were subsequently contributed to a P&C subsidiary, net dividends paid by P&C subsidiaries to HFSG holding company were $2.8 billion during 2018.
Total net dividends received by HFSG holding company in 2018 were $2.9 billion, including the $2.8 billion from P&C subsidiaries and $119 from Hartford Funds during the year. There were no dividends received from Hartford Life and Accident in 2018.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2019 Dividend Capacity

•
P&C - Under the formula described above, the Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.2 billion in dividends to HFSG Holding Company for 2019 without prior approval from the applicable insurance commissioner, though only $200 of this dividend capacity could be paid before the fourth quarter of 2019. In 2019, HFSG Holding Company does not anticipate receiving net dividends from its property and casualty insurance subsidiaries, as planned 2019 dividends were received in the fourth quarter 2018. The HFSG Holding Company generally expects to receive net dividends of $850 to $900 a year from its property and casualty insurance subsidiaries subject to the profitability of those subsidiaries and their capital needs.

•	Group Benefits - Hartford Life and Accident Insurance Company ("HLA") has $380 dividend capacity for 2019, and anticipates paying $250 to $300 dividends in 2019.
Other Sources of Capital for the HFSG Holding Company
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the "Ratings" section below for further discussion), and stockholder returns. As a result, the Company may from time to time raise capital from the issuance of debt, common equity, preferred stock, equity-related debt or other capital securities and is continuously evaluating strategic opportunities. The issuance of debt, common equity, equity-related debt or other capital securities could result in the dilution of stockholder interests or reduced net income due to additional interest expense.
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the Securities and Exchange Commission ("the SEC") on July 29, 2016 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
Revolving Credit Facility and Commercial Paper
Revolving Credit Facilities
On March 29, 2018, the Company entered into an amendment to its Five-Year Credit Agreement dated October 31, 2014. The Amendment reset the level of the Company's minimum consolidated net worth financial covenant to $9 billion, excluding AOCI, from its former $13.5 billion (where net worth was defined as stockholders' equity excluding AOCI and including junior subordinated debt), among other updates. Among other changes, under an amended and restated credit agreement that became effective in June 2018, after the closing of the sale of the Company's life and annuity business, the aggregate amount of principal of the credit facility decreased from $1 billion to $750, including a reduction to the amount available for letters of credit from $250 to $100, the maturity date was extended to March 29, 2023, and the liens covenant and certain other covenants were modified.
As of December 31, 2018, no borrowings were outstanding and $3 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
For further information regarding revolving credit facilities, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Commercial Paper
The Hartford’s maximum borrowings available under its commercial paper program are $750. As of December 31, 2018 there was no commercial paper outstanding.
For further information regarding commercial paper, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Intercompany Liquidity Agreements
The Company has $2.0 billion available under an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2 billion for liquidity and other general corporate purposes. The Connecticut Department of Insurance ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes.
As of December 31, 2018, there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
In August 2018, the Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), became members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short or long-term with fixed or variable rates.
As of December 31, 2018, there were no advances outstanding under either FHLBB facility.
For further information regarding collateralized advances with Federal Home Loan Bank of Boston, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2018 was $76. For this $76, the legal entities have posted collateral of $71, in the normal course of business. Based on derivative market values as of December 31, 2018, a downgrade of one level below the current financial strength rates

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of December 31, 2018, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $7 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of December 31, 2018, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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
The Company's insurance operations hold fixed maturity securities including a significant short-term investment position (securities with maturities of one year or less at the time of purchase) to meet liquidity needs. Liquidity requirements that are unable to be funded by the Company's insurance operations' short-term investments would be satisfied with current operating funds, including premiums or investing cash flows, which includes proceeds received through the sale of invested assets. A sale of invested assets could result in significant realized capital losses.
The following tables represent the fixed maturity holdings, including the aforementioned cash and short-term investments necessary to meet liquidity needs, for each of the Company’s insurance operations.
Property & Casualty

As of
December 31, 2018
Fixed maturities	$24,779
Short-term investments	1,081
Cash	91
Less: Derivative collateral	58
Total	$25,893
Group Benefits Operations

As of
December 31, 2018
Fixed maturities	$9,882
Short-term investments	398
Cash	18
Less: Derivative collateral	18
Total	$10,280

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans as disclosed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Aggregate Contractual Obligations as of December 31, 2018

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Property and casualty obligations [1]	$24,972	$5,740	$5,882	$2,868	$10,482
Group life and disability obligations [2]	11,041	1,315	3,749	1,630	4,347
Operating lease obligations [3]	173	44	61	34	34
Long-term debt obligations [4]	9,803	674	956	1,180	6,993
Purchase obligations [5]	2,107	1,515	375	181	36
Other liabilities reflected on the balance sheet [6]	933	933	—	—	—
Total	$49,029	$10,221	$11,023	$5,893	$21,892

[1]	The following points are significant to understanding the cash flows estimated for obligations (gross of reinsurance) under property and casualty contracts:

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

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2018, the total property and casualty reserves in the above table are gross of a reserve discount of $388.

•	Amounts shown do not consider $4.2 billion of reinsurance and other recoverables the Company expects to collect related to property and casualty obligations.

[2]
Estimated group life and disability obligations are based on assumptions comparable with the Company’s historical experience, modified for recent observed trends. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As of December 31, 2018, the total group life and disability obligations in the above table are gross of a reserve discount of $1.5 billion.

[3]
Includes future minimum lease payments on operating lease agreements. See Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[4]	Includes contractual principal and interest payments. See Note 13 - Debt of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[5]
Includes $954 in commitments to purchase investments including approximately $707 of limited partnership and other alternative investments, $163 of private debt and equity securities, and $84 of mortgage loans. Of the $954 in commitments to purchase investments, $48 are related to mortgage loan commitments which the Company can cancel unconditionally. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s Consolidated Balance Sheets. Also included in purchase obligations is $688 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[6]
Includes cash collateral of $9 which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year. Also included in other long-term liabilities are net unrecognized tax benefits of $14.

Capitalization

Capital Structure
	December 31, 2018	December 31, 2017	Change
Short-term debt (includes current maturities of long-term debt)	$413	$320	29%
Long-term debt	4,265	4,678	(9%)
Total debt	4,678	4,998	(6%)
Common stockholders' equity, excluding AOCI	14,346	12,831	12%
Preferred stock	334	—	—%
AOCI, net of tax	(1,579)	663	(338%)
Total stockholders’ equity	$13,101	$13,494	(3%)
Total capitalization	$17,779	$18,492	(4%)
Debt to stockholders’ equity	36%	37%
Debt to capitalization	26%	27%
Total stockholders' equity decreased in 2018 primarily due to a decrease in AOCI, partially offset by net income in excess of stockholder dividends and the issuance of preferred stock in 2018. AOCI decreased mainly due to the removal of AOCI related to the life and annuity business sold in May 2018, as well as due to lower net unrealized capital gains on fixed maturities. Total capitalization decreased $713, or 4%, as of December 31,

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2018 compared with December 31, 2017 primarily due to the decrease in stockholders' equity and decrease in total debt.
For additional information regarding AOCI, net of tax, see Note

17 - Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) of Notes to Consolidated Financial Statements.
Cash Flow [1]

	2018	2017	2016
Net cash provided by operating activities	$2,843	$2,186	$2,066
Net cash provided by (used for) investing activities	$(1,962)	$(1,442)	$949
Net cash used for financing activities	$(1,467)	$(979)	$(2,541)
Cash — end of year	$121	$180	$328
[1] Cash activities include cash flows from Discontinued Operations; see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements for information on cash flows from Discontinued Operations.
Year ended December 31, 2018 compared to the year ended December 31, 2017
Cash provided by operating activities increased in 2018 as compared to the prior year period primarily due to the effect of a $650 payment in 2017 for the ADC reinsurance agreement with NICO and the effect of an increase in premium and fee income received, partially offset by an increase in payments for benefits, losses, and loss adjustment expenses as well as operating expenses that were mostly driven by the acquisition of the Aetna U.S. group life and disability business.
Cash used for investing activities increased in 2018 compared to the prior year period primarily due to payments for short term investments and an increase in net payments for equity securities and mortgage loans, partially offset by proceeds from the life and annuity business sold in May 2018 and an increase in net proceeds from available for sale securities.
Cash used for financing activities increased from the 2017 period primarily due to a change to a decrease in securities loaned or sold under agreements to repurchase, as well as an increase in debt repayments in 2018, partially offset by a reduction in treasury stock acquired, proceeds raised from preferred stock issued net of issuance costs and a decline in separate account activity.
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
Insurance Financial Strength Ratings as of February 20, 2019

	As of	February 20, 2019
	A.M. Best	Standard & Poor's	Moody's
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A	A	A2
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
Commercial paper	AMB-1	A-2	P-2
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
Statutory Capital

Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1]	Group Benefits Insurance Subsidiary	Total
U.S. statutory capital at January 1, 2018	$7,396	$2,029	$9,425
Statutory income	1,114	390	1,504
Dividends to parent	(840)	—	(840)
Other items	(235)	(12)	(247)
Net change to U.S. statutory capital	39	378	417
U.S. statutory capital at December 31, 2018	$7,435	$2,407	$9,842

[1]
The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by HHI to Hartford Fire Insurance Company. Accordingly, neither the $1.9 billion principal paydown of the note nor an associated $1.9 billion of dividends to the holding company during the year ended December 31, 2018 are reflected in this table.

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

•
The assumptions used in the determination of Group Benefits reserves (i.e. for Group Benefits contracts) are prescribed under U.S. STAT, while the assumptions used under U.S. GAAP are generally the Company’s best estimates.

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
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which the Company operates generally establish minimum solvency requirements for insurance companies. All of the Company's international insurance subsidiaries have capital levels in excess of the minimum levels required by the applicable regulatory authorities.
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
Contingencies
Legal Proceedings
For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and “Asbestos and Environmental Claims,” in Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements and Part I, Item 3 Legal Proceedings, which are incorporated herein by reference.
Legislative and Regulatory Developments
Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act") It is unclear whether the Administration, Congress or the courts will seek to reverse, amend or alter the ongoing operation of the Affordable Care Act ("ACA"). If such actions were to occur, they may have an impact on various aspects of our business, including our insurance businesses. It is unclear what an amended ACA would entail, and to what extent there may be a transition period for the phase out of the ACA. The impact to The Hartford as an employer would be consistent with other large employers. The Hartford’s core business does not involve the issuance of health insurance, and we have not observed any material impacts on the Company’s workers’ compensation business or group benefits business from the enactment of the ACA. We will continue to monitor the impact of the ACA and any reforms on consumer, broker and medical provider behavior for leading indicators of changes in medical costs or loss payments primarily on the Company's workers' compensation and disability liabilities.
Tax Reform At the end of 2017, Congress passed and the president signed, the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), which enacted significant reforms to the U.S. tax code. The major areas of interest to the company include the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. We continue to analyze Tax Reform for other potential impacts. The U.S. Treasury and IRS are developing guidance implementing Tax Reform, and Congress may consider additional technical corrections to the legislation. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I.
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

Part II - Item 9A. Controls and Procedures

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2018.
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2018 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2018.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Hartford, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 22, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 22, 2019

Part III - Item 10. Directors, and Executive Officers and Corporate Governance of the Hartford

Item 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2019 annual meeting of stockholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters”, “Director Nominees" and "Section (16)(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
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
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company as of February 15, 2019:

Name	Age	Position with The Hartford and Business Experience For the Past Five Years
William A. Bloom	55	Executive Vice President of Operations and Technology (August 2014 - present); President of Global Client Services, EXL (July 2010-July 2014)
Kathleen M. Bromage	61	Chief Marketing and Communications Officer (June 2015-present); Senior Vice President of Strategy and Marketing, Small Commercial and Senior Vice President of Brand Marketing (July 2012-June 2015)
Beth A. Costello	51
Executive Vice President and Chief Financial Officer (July 2014-present); President of the life and annuity business sold in May 2018 and formerly referred to as Talcott Resolution (July 2012-July 2014)

Douglas G. Elliot	58	President (July 2014-present); Executive Vice President and President of Commercial Lines (April 2011-July 2014)
Martha Gervasi	57	Executive Vice President, Human Resources (May 2012-present)
Brion S. Johnson	59	Executive Vice President, Chief Investment Officer (May 2012-Present); President of the life and annuity business sold in May 2018 and formerly referred to as Talcott Resolution (July 2014-May 2018)
Scott R. Lewis	56	Senior Vice President and Controller (May 2013-present); Senior Vice President and Chief Financial Officer, Personal Lines (2009-May 2013)
Robert W. Paiano	57	Executive Vice President and Chief Risk Officer (June 2017-Present); Senior Vice President & Treasurer (July 2010-May 2017)
David C. Robinson	53
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2018 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan") (collectively the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”). On May 21, 2014, the stockholders of the Company approved the 2014 Stock Plan, which superseded the earlier plans. Pursuant to the provisions of the 2014 Stock Plan, no additional shares may be issued from the 2010 Stock Plan. To the extent that any awards under the 2005 Stock Plan and the 2010 Stock Plan are forfeited, terminated, surrendered, exchanged, expire unexercised or are settled in cash in lieu of stock (including to effect tax withholding) or for the issuance of a lesser number of shares than the number of shares subject to the award, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2014 Stock Plan and such shares shall be added to the total number of shares available under the 2014 Stock Plan. For a description of the 2014 Stock Plan and the ESPP, see Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	9,671,076	$40.84	11,592,452
Equity compensation plans not approved by stockholders	—	—	—
Total	9,671,076	$40.84	11,592,452

[1]
The amount shown in this column includes 5,489,908 outstanding options awarded under the 2005 Stock Plan and the 2010 Stock Plan. The amount shown in this column includes 3,446,535 outstanding restricted stock units and 734,633 outstanding performance shares at 100% of target (which excludes 187,798 shares that vested on December 31, 2018, related to the 2016-2018 performance period) as of December 31, 2018 under the 2010 Stock Plan and the 2014 Stock Plan. The maximum number of performance shares that could be awarded is 1,469,266 (200% of target) if the Company achieved the highest performance level. Under the 2010 and 2014 Stock Plans, no more than 500,000 shares in the aggregate can be earned by an individual employee with respect to restricted stock unit and performance share awards made in a single calendar year.  As a result, the number of shares ultimately distributed to an employee with respect to awards made in the same year will be reduced, if necessary, so that the number does not exceed this limit.

[2]	The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.

[3]
Of these shares, 4,297,972 remain available for purchase under the ESPP as of December 31, 2018. 7,294,481 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2014 Stock Plan as of December 31, 2018.

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
Hartford, Connecticut
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 22, 2019

We have served as the Company’s auditor since 2002.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2018	2017	2016
Revenues
Earned premiums	$15,869	$14,141	$13,697
Fee income	1,313	1,168	1,041
Net investment income	1,780	1,603	1,577
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(7)	(15)	(35)
OTTI losses recognized in other comprehensive income	6	7	8
Net OTTI losses recognized in earnings	(1)	(8)	(27)
Other net realized capital gains (losses)	(111)	173	(83)
Total net realized capital gains (losses)	(112)	165	(110)
Other revenues	105	85	86
Total revenues	18,955	17,162	16,291
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	11,165	10,174	9,961
Amortization of deferred policy acquisition costs ("DAC")	1,384	1,372	1,377
Insurance operating costs and other expenses	4,281	4,563	3,525
Loss on extinguishment of debt	6	—	—
Loss on reinsurance transaction	—	—	650
Interest expense	298	316	327
Amortization of other intangible assets	68	14	4
Total benefits, losses and expenses	17,202	16,439	15,844
Income from continuing operations before income taxes	1,753	723	447
Income tax expense (benefit)	268	985	(166)
Income (loss) from continuing operations, net of tax	1,485	(262)	613
Income (loss) from discontinued operations, net of tax	322	(2,869)	283
Net income (loss)	1,807	$(3,131)	$896
Preferred stock dividends	6	—	—
Net income (loss) available to common stockholders	$1,801	$(3,131)	$896

Income (loss) from continuing operations, net of tax, available to common stockholders per common share
Basic	$4.13	$(0.72)	$1.58
Diluted	$4.06	$(0.72)	$1.55
Net income (loss) available to common stockholders per common share
Basic	$5.03	$(8.61)	$2.31
Diluted	$4.95	$(8.61)	$2.27
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(In millions)	2018	2017	2016
Net income (loss)	$1,807	$(3,131)	$896
Other comprehensive income (loss):
Changes in net unrealized gain on securities	(2,180)	655	(3)
Changes in OTTI losses recognized in other comprehensive income	(1)	—	4
Changes in net gain on cash flow hedging instruments	(25)	(58)	(54)
Changes in foreign currency translation adjustments	(8)	28	61
Changes in pension and other postretirement plan adjustments	(23)	375	(16)
OCI, net of tax	(2,237)	1,000	(8)
Comprehensive income (loss)	$(430)	$(2,131)	$888
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share and per share data)	2018	2017
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $35,603 and $35,612)	$35,652	$36,964
Fixed maturities, at fair value using the fair value option	22	41
Equity securities, at fair value	1,214	—
Equity securities, available-for-sale, at fair value (cost of $0 and $907)	—	1,012
Mortgage loans (net of allowances for loan losses of $1 and $1)	3,704	3,175
Limited partnerships and other alternative investments	1,723	1,588
Other investments	192	96
Short-term investments	4,283	2,270
Total investments	46,790	45,146
Cash	121	180
Premiums receivable and agents’ balances, net	3,995	3,910
Reinsurance recoverables, net	4,357	4,061
Deferred policy acquisition costs	670	650
Deferred income taxes, net	1,248	1,164
Goodwill	1,290	1,290
Property and equipment, net	1,006	1,034
Other intangible assets, net	657	659
Other assets	2,173	2,230
Assets held for sale	—	164,936
Total assets	$62,307	$225,260
Liabilities
Unpaid losses and loss adjustment expenses	$33,029	$32,287
Reserve for future policy benefits	642	713
Other policyholder funds and benefits payable	767	816
Unearned premiums	5,282	5,322
Short-term debt	413	320
Long-term debt	4,265	4,678
Other liabilities	4,808	5,188
Liabilities held for sale	—	162,442
Total liabilities	49,206	211,766
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued as of December 31, 2018, aggregate liquidation preference of $345	334	—
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 shares issued at December 31, 2018 and December 31, 2017	4	4
Additional paid-in capital	4,378	4,379
Retained earnings	11,055	9,642
Treasury stock, at cost — 25,772,238 and 28,088,186 shares	(1,091)	(1,194)
Accumulated other comprehensive income (loss), net of tax	(1,579)	663
Total stockholders' equity	13,101	13,494
Total liabilities and stockholders’ equity	$62,307	$225,260
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(In millions, except for share data)	2018	2017	2016
Preferred Stock
Preferred Stock, beginning of period	$—	$—	$—
Issuance of preferred stock	334	—	—
Preferred Stock, end of period	334	—	—
Common Stock	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,379	5,247	8,973
Issuance of shares under incentive and stock compensation plans	(110)	(76)	(143)
Stock-based compensation plans expense	123	104	74
Tax benefit on employee stock options and share-based awards	—	—	5
Issuance of shares for warrant exercise	(14)	(67)	(16)
Treasury stock retired	—	(829)	(3,646)
Additional Paid-in Capital, end of period	4,378	4,379	5,247
Retained Earnings
Retained Earnings, beginning of period	9,642	13,114	12,550
Cumulative effect of accounting changes, net of tax	5	—	—
Adjusted balance beginning of period	9,647	13,114	12,550
Net income (loss)	1,807	(3,131)	896
Dividends declared on preferred stock	(6)	—	—
Dividends declared on common stock	(393)	(341)	(332)
Retained Earnings, end of period	11,055	9,642	13,114
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,194)	(1,125)	(3,557)
Treasury stock acquired	—	(1,028)	(1,330)
Treasury stock retired	—	829	3,647
Issuance of shares under incentive and stock compensation plans	132	100	153
Net shares acquired related to employee incentive and stock compensation plans	(43)	(37)	(54)
Issuance of shares for warrant exercise	14	67	16
Treasury Stock, at cost, end of period	(1,091)	(1,194)	(1,125)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	663	(337)	(329)
Cumulative effect of accounting changes, net of tax	(5)	—	—
Adjusted balance beginning of period	658	(337)	(329)
Total other comprehensive income (loss)	(2,237)	1,000	(8)
Accumulated Other Comprehensive (Loss) Income, net of tax, end of period	(1,579)	663	(337)
Total Stockholders’ Equity	$13,101	$13,494	$16,903

Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	—	—	—
Issuance of preferred shares	13,800	—	—
Preferred Shares Outstanding, end of period	13,800	—	—
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	356,835	373,949	401,821
Treasury stock acquired	—	(20,218)	(30,782)
Issuance of shares under incentive and stock compensation plans	2,856	2,301	3,766
Return of shares under incentive and stock compensation plans to treasury stock	(849)	(747)	(1,243)
Issuance of shares for warrant exercise	309	1,550	387
Common Shares Outstanding, end of period	359,151	356,835	373,949
Cash dividends declared per common share	$1.10	$0.94	$0.86
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2018	2017	2016
Operating Activities
Net income (loss)	$1,807	$(3,131)	$896
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net realized capital losses (gains)	165	(111)	187
Amortization of deferred policy acquisition costs	1,442	1,417	1,523
Additions to deferred policy acquisition costs	(1,404)	(1,383)	(1,390)
Depreciation and amortization	467	399	398
Pension settlement expense	—	747	—
Loss on extinguishment of debt	6	—	—
Loss (gain) on sale of business	(202)	3,257	81
Other operating activities, net	408	408	178
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	(323)	(935)	272
Increase (decrease) in accrued and deferred income taxes	(103)	170	(250)
Impact of tax reform on accrued and deferred income taxes	—	877	—
Increase (decrease) in insurance liabilities	493	1,648	322
Net change in other assets and other liabilities	87	(1,177)	(151)
Net cash provided by operating activities	2,843	2,186	2,066
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	24,700	31,646	24,486
Fixed maturities, fair value option	23	148	238
Equity securities at fair value	1,230	—	—
Equity securities, available-for-sale	—	810	709
Mortgage loans	483	734	647
Partnerships	433	274	779
Payments for the purchase of:
Fixed maturities, available-for-sale	(23,173)	(30,923)	(21,844)
Fixed maturities, fair value option	—	—	(94)
Equity securities at fair value	(1,500)	—	—
Equity securities, available-for-sale	—	(638)	(662)
Mortgage loans	(983)	(1,096)	(717)
Partnerships	(481)	(509)	(441)
Net payments for derivatives	(224)	(314)	(247)
Net additions to property and equipment	(122)	(250)	(224)
Net (payments for) short-term investments	(3,460)	(144)	(1,377)
Other investing activities, net	(3)	21	(129)
Proceeds from businesses sold, net of cash transferred	1,115	222	—
Amounts paid for business acquired, net of cash acquired	—	(1,423)	(175)
Net cash provided by (used for) investing activities	(1,962)	(1,442)	949
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,814	4,602	4,186
Withdrawals and other deductions from investment and universal life-type contracts	(9,210)	(13,562)	(14,790)
Net transfers from separate accounts related to investment and universal life-type contracts	6,949	7,969	9,822
Repayments at maturity or settlement of consumer notes	(2)	(13)	(17)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(621)	1,320	188
Repayment of debt	(826)	(416)	(275)
Proceeds from the issuance of debt	490	500	—
Preferred stock issued, net of issuance costs	334	—	—
Net issuance (return) of shares under incentive and stock compensation plans	(16)	(10)	9
Treasury stock acquired	—	(1,028)	(1,330)
Dividends paid on common stock	(379)	(341)	(334)
Net cash used for financing activities	(1,467)	(979)	(2,541)
Foreign exchange rate effect on cash	(10)	70	(40)
Net increase (decrease) in cash, including cash classified as assets held for sale	(596)	(165)	434
Less: Net increase (decrease) in cash classified as assets held for sale	(537)	(17)	249
Net increase (decrease) in cash	(59)	(148)	185
Cash — beginning of period	180	328	143
Cash — end of period	$121	$180	$328
Supplemental Disclosure of Cash Flow Information
Income tax received (paid)	$9	$6	$(130)
Interest paid	$292	$322	$336
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
On August 22, 2018, the Company announced it entered into a definitive agreement to acquire all outstanding common shares of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.1 billion in cash. The transaction is expected to close in late March or April 2019, subject to customary closing conditions, including receipt of regulatory approvals.
On May 31, 2018, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, completed the sale of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company, for its life and annuity operating subsidiaries.
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
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In particular:

•
Distribution costs within the Hartford Funds segment that were previously netted against fee income are presented gross in insurance operating costs and other expenses. Refer to the "Revenue Recognition" passage within the "Adoption of New Accounting Standards" section below for further information.

Adoption of New Accounting Standards
Stock Compensation
On January 1, 2017 the Company adopted new stock compensation guidance issued by the Financial Accounting Standards Board ("FASB") on a prospective basis. The updated guidance requires the excess tax benefit or tax deficiency on vesting or settlement of stock-based awards to be recognized in earnings as an income tax benefit or expense, respectively, instead of as an adjustment to additional paid-in capital. The new guidance also requires the related cash flows to be presented in operating activities instead of in financing activities. The amount of excess tax benefit or tax deficiency realized on vesting or

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

settlement of awards depends upon the difference between the market value of awards at vesting or settlement and the grant date fair value recognized through compensation expense. The excess tax benefit or tax deficiency is a discrete item in the reporting period in which it occurs and is not considered in determining the annual estimated effective tax rate for interim reporting. The excess tax benefit recognized in earnings for the year ended December 31, 2018 and 2017 was $5 and $15, respectively, and the excess tax benefit recognized in additional paid-in capital for the year ended December 31, 2016 was $5.
Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings
On January 1, 2018, the Company adopted the FASB's new guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform") enacted on December 22, 2017. Tax Reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. Under U.S. GAAP, the Company recorded the total effect of the change in enacted tax rates on deferred tax balances as a charge to income tax expense within net income during the fourth quarter of 2017, including the change in deferred tax balances related to components of AOCI. The new accounting guidance permitted the Company to reclassify the “stranded” tax effects out of AOCI and into retained earnings that resulted from recording the tax effects of unrealized investment gains, unrecognized actuarial losses on pension and other postretirement benefit plans, and cumulative translation adjustments at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. On adoption, the Company recorded a reclassification of $88 from AOCI to retained earnings. As a result of the reclassification, in the first quarter of 2018, the Company reduced the estimated loss on sale recorded in income from discontinued operations by $193, net of tax, for the increase in AOCI related to the assets held for sale. The reduction in the loss on sale resulted in a corresponding increase in assets held for sale and AOCI as of January 1, 2018 and the AOCI associated with assets held for sale was removed from the balance sheet when the sale closed on May 31, 2018. Additionally, as of January 1, 2018, the Company reclassified $105 of stranded tax effects related to continuing operations which reduced AOCI and increased retained earnings.
Financial Instruments- Recognition and Measurement
On January 1, 2018, the Company adopted updated guidance issued by the FASB for the recognition and measurement of financial instruments through a cumulative effect adjustment to the opening balances of retained earnings and AOCI. The new guidance requires investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. The new guidance also requires a deferred tax asset resulting from net unrealized losses on fixed maturities, available-for-sale that are recognized in AOCI to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under prior guidance, the Company reported equity securities, available-for-sale ("AFS"), at fair value with changes in fair value reported in other comprehensive income. As of January 1, 2018, the Company reclassified from AOCI to retained earnings net unrealized gains of $83, after tax, related to equity securities having a fair value of $1.0 billion. In addition, $10 of net unrealized gains net of shadow DAC related to discontinued operations were reclassified from AOCI to retained earnings of the life and annuity business held for sale, which increased the estimated loss on sale in 2018 by the same amount. Beginning in 2018, the Company reports equity securities at fair value with changes in fair value reported in net realized capital gains and losses.
Revenue Recognition
On January 1, 2018, the Company adopted the FASB’s updated guidance for recognizing revenue from contracts with customers, which excludes insurance contracts and financial instruments. Revenue subject to the guidance is recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to receive in exchange for those goods or services. For all but certain revenues associated with our Hartford Funds business, the updated guidance is consistent with previous guidance for the Company’s transactions and did not have an effect on the Company’s financial position, cash flows or net income. The updated guidance also updated criteria for determining when the Company acts as a principal or an agent. The Company determined that it is the principal for some of its mutual fund distribution service contracts and, upon adoption, reclassified distribution costs of $188 and $184 for the years ended December 31, 2017, and 2016, respectively, that were previously netted against fee income to insurance operating costs and other expenses.
Information about the nature, amount, timing of recognition and cash flows for the Company’s revenues subject to the updated guidance follows.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue from Non-Insurance Contracts with Customers

		Year ended December 31,
	Revenue Line Item	2018	2017	2016
Commercial Lines
Installment billing fees	Fee income	$34	$37	$39
Personal Lines
Installment billing fees	Fee income	40	44	39
Insurance servicing revenues	Other revenues	84	85	86
Group Benefits
Administrative services	Fee income	175	91	75
Hartford Funds
Advisor, distribution and other management fees	Fee income	947	897	797
Other fees	Fee income	85	95	88
Corporate
Investment management and other fees	Fee income	32	4	3
Transition service revenues	Other revenues	21	—	—
Total revenues subject to updated guidance		$1,418	$1,253	$1,127

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
Hartford Funds provides investment management, administrative and distribution services to mutual funds and exchange-traded products. The Company assesses investment advisory, distribution and other asset management fees primarily based on the average daily net asset values from mutual funds and exchange-traded products, which are recorded in the period in which the services are provided and collected monthly. Fluctuations in domestic and international markets and related investment performance, volume and mix of sales and redemptions of mutual funds or exchange-traded products, and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.
Hartford Funds other fees primarily include transfer agent fees, generally assessed as a charge per account, and are recognized as fee income in the period in which the services are provided with payments collected monthly.
Corporate investment management and other fees are primarily for managing third party invested assets, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). Talcott Resolution is the new

holding company of the life and annuity business the Company sold in May 2018. These fees, calculated based on the average quarterly net asset values, are recorded in the period in which the services are provided and are collected quarterly. Fluctuations in markets and interest rates and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.
Corporate transition service revenues consist of operational services provided to The Hartford’s former life and annuity business that will be provided for a period up to twenty-four months from the May 31, 2018 sale date. The transition service revenues are recognized as other revenues in the period in which the services are provided with payments collected monthly.
Future Adoption of New Accounting Standards
Hedging Activities
The FASB issued updated guidance on hedge accounting. The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness will be reported in the same income statement line with the effective hedge results and the hedged transaction. For cash flow hedges, the ineffectiveness will be recognized in earnings only when the hedged transaction affects earnings; otherwise, the ineffectiveness gains or losses will remain in AOCI. Under current accounting, total hedge ineffectiveness is reported separately in realized gains and losses apart from the hedged transaction. The Company will adopt the guidance effective January 1, 2019 through a cumulative effect adjustment of less than $1 to reclassify cumulative ineffectiveness on open cash flow hedges from retained earnings to AOCI. The adoption will not affect the Company’s financial position or cash flows or have a material effect on net income.

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
Financial Instruments - Credit Losses
The FASB issued updated guidance for recognition and measurement of credit losses on financial instruments. The new guidance will replace the “incurred loss” approach with an “expected loss” model for recognizing credit losses for financial instruments carried at other than fair value, which will initially result in the recognition of greater allowances for losses. The allowance will be an estimate of credit losses expected over the life of financial instruments carried at other than fair value, such as mortgage loans, reinsurance recoverables and receivables. Credit losses on fixed maturities AFS carried at fair value will continue to be measured like other-than-temporary impairments ("OTTI"); however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of impairments on fixed maturities AFS will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on fixed maturities AFS cannot cause the net carrying value to be below fair value and, therefore, it is possible that future increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance also requires purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. The Company will adopt the guidance effective January 1, 2020, through a cumulative-effect adjustment to retained earnings for the change in the allowance for credit losses for financial instruments carried at other than fair value. No allowance will be recognized at adoption for fixed maturities AFS; rather, their cost basis will be evaluated for an allowance for credit losses prospectively. The Company has not yet determined the effect on the Company’s consolidated financial statements and the ultimate impact of the adoption will depend on the composition of the financial instruments and market conditions at the adoption date. Significant implementation matters yet to be addressed include estimating lifetime expected losses on financial instruments carried at other than fair value, determining the impact of valuation allowances on net investment income from fixed maturities AFS, and updating our investment accounting system functionality to maintain adjustable valuation allowances on fixed maturities AFS, subject to a fair value floor.
Leases
The FASB issued updated guidance on lease accounting. Under the new guidance, effective January 1, 2019, lessees with operating leases are required to recognize a liability for the present value of future minimum lease payments with a corresponding asset for the right of use of the property. Under guidance effective through December 31, 2018, future minimum lease payments on operating leases are commitments that are not recognized as liabilities on the balance sheet. Under the new guidance, leases will be classified as financing or operating leases. Where the lease is economically similar to a purchase because The Hartford obtains control of the underlying asset, the lease will be a financing lease and the Company will recognize amortization of the right of use asset and interest expense on the liability. Where the lease provides The Hartford with only the right to control the use of the underlying asset over the lease term and the lease term is greater than one year, the lease will be an operating lease and the lease costs will be recognized as rental expense over the lease term on a straight-line basis. Leases with a term of one year or less will also be expensed over the lease term but will not be recognized on the balance sheet. The Company will adopt the guidance as of the January 1, 2019, effective date with no change to comparative periods and record a lease payment obligation of approximately $160 for outstanding leases and a right of use asset of approximately $150, which is net of $10 in lease incentives received. The Hartford will elect to apply the package of practical expedients and not reassess expired or existing contracts that are or contain leases; all operating leases will remain classified as operating leases on adoption; and initial direct costs on existing leases will not be reassessed to determine if deferred costs should be written-off or recorded on adoption. The adoption will not impact net income or cash flows.
Reserve for Future Policy Benefits
The FASB issued new guidance on accounting for long-duration insurance contracts. The Company’s long-duration insurance contracts include paid-up life insurance and whole-life insurance policies resulting from conversion from group life policies and run-off structured settlement and terminal funding agreement liabilities with total future policy benefit reserves of $642 as of December 31, 2018. Under existing guidance, a reserve for future policy benefits is calculated as the present value of future benefits and related expenses less the present value of any future premiums using assumptions “locked in” at the time the policies were issued, including discount rate, lapse rate, mortality, and expense assumptions. Under existing guidance, assumptions are only updated if there is an expected premium deficiency. The new guidance will require that underlying cash flow assumptions (such as for lapse rate, mortality and expenses) be reviewed and updated at least annually in the same quarter each year. The new guidance also requires that the discount rate assumption be updated each quarter and be based on an upper-medium grade (low-credit-risk) fixed-income investment yield. The change in the reserve estimate as a result of updating cash flow assumptions will be recognized in net income. The change in the reserve estimate as a result of updating the discount rate assumption will be recognized in other comprehensive income. Because reserves will be based on updated assumptions and no longer locked in at contract inception, there will no longer be a test for premium deficiency. The new guidance will be effective January 1, 2021,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and will be applied to balances in place as of the earliest period presented. Early adoption is permitted. The Company has not yet determined the method or timing for adoption or estimated the effect on the Company’s financial statements.
Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Revenue Recognition
Property and casualty insurance premiums are earned on a pro rata basis over the policy period and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The Company charges off any balances that are determined to be uncollectible. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the Consolidated Balance Sheets was $135 and $132 as of December 31, 2018 and 2017, respectively.
Group life, disability and accident premiums are generally due from policyholders and recognized as revenue on a pro rata basis over the period of the contracts.
Revenue from non-insurance contracts with customers is discussed above in "Adoption of New Accounting Standards, Revenue Recognition."
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
Net written premiums for participating property and casualty insurance policies represented 10%, 10% and 9% of total net written premiums for the years ended December 31, 2018, 2017 and 2016, respectively. Participating dividends to property and casualty policyholders were $23, $35 and $15 for the years ended December 31, 2018, 2017 and 2016, respectively.
There were no additional amounts of income allocated to participating policyholders.
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, redeemable preferred stock and commercial paper. Most of these investments are classified as available-for-sale ("AFS") and are carried at fair value. The after tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of AOCI. Effective January 1, 2018, equity securities are measured at fair value with any changes in valuation reported in net income. For further information, see Financial Instruments - Recognition and Measurement discussion above. Fixed maturities for which the Company elected the fair value option are classified as FVO, generally certain securities that contain embedded credit derivatives, and are carried at fair value with changes in value recorded in realized capital gains and losses. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and are primarily accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds on a one-month delay. Accordingly, income for the years ended December 31, 2018, 2017, and 2016 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships. Other investments primarily consist of investments of consolidated investment funds and derivative instruments which are carried at fair value. The Company has provided seed money for investment funds and reports the underlying investments at fair value with changes in the fair value recognized in income consistent with accounting requirements for investment companies.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in fixed maturities, FVO, equity securities, and derivatives contracts that do not qualify, or are not designated, as a hedge for accounting purposes as well as ineffectiveness on derivatives that qualify for hedge accounting treatment. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies as discussed in Note 6 - Investments of Notes to Consolidated Financial Statements. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. Most premiums and discounts on fixed maturities are amortized to the maturity date. Premiums on callable bonds may be amortized to call dates based on call prices. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future prepayments using the retrospective method; however, if these investments are impaired and for certain other asset-backed securities, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

producing investments were not material for the years ended December 31, 2018, 2017 and 2016.
Derivative Instruments
Overview
The Company utilizes a variety of over-the-counter ("OTC") derivatives, derivatives cleared through central clearing houses ("OTC-cleared") and exchange traded derivative instruments as part of its overall risk management strategy as well as to enter into replication transactions. The types of instruments may include swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives:

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
Credit Risk of Derivative Instruments
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company generally requires that OTC derivative contracts, other than certain forward contracts, be governed by International Swaps and Derivatives Association ("ISDA") agreements which are structured by legal entity and by counterparty, and permit right of offset. Some agreements require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives is greater than zero, subject to minimum transfer thresholds. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. OTC-cleared derivatives are governed by clearing house rules. Transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin and act as an independent valuation source. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations.
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
Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e. risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as financing transactions.
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
Deferred Policy Acquisition Costs
Deferred policy acquisition costs ("DAC") represent costs that are directly related to the acquisition of new and renewal insurance contracts and incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or in compensation to employees. Such costs primarily include commissions, premium taxes, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully issued contracts.
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
Goodwill
Goodwill represents the excess of the cost to acquire a business over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated include small commercial within the Commercial Lines segment, Group Benefits, Personal Lines and Hartford Funds. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations, including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital required to support the business, future business growth, earnings projections and, for the Hartford Funds segment, assets under management and the weighted average cost of capital used for purposes of discounting. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease, increasing the possibility of impairments.
Intangible Assets
Acquired intangible assets on the Consolidated Balance Sheets include purchased customer relationship and agency or other distribution rights and licenses measured at fair value at acquisition. The Company amortizes finite-lived other intangible assets over their useful lives generally on a straight-line basis over the period of expected benefit, ranging from 1 to 15 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Indefinite-lived intangible assets are not subject to amortization. Intangible assets are assessed for impairment generally when events or circumstances indicate a potential impairment and at least annually for indefinite-lived intangibles. If the carrying amount is not recoverable from undiscounted cash flows, the impairment is measured as the difference between the carrying amount and fair value.
Property and Equipment
Property and equipment, which includes capitalized software, is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $1.6 billion and $2.6 billion as of December 31, 2018 and 2017, respectively, with the decrease due to the removal of fully depreciated assets in 2018. Depreciation expense was $232, $197, and $186 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Most of the Company’s property and casualty insurance products reserves are not discounted. However, the Company has discounted to present value certain reserves for indemnity payments that are due to permanently disabled claimants under workers’ compensation policies because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The discount rate is based on the risk free rate for the expected claim duration as determined in the year the claims were incurred. The Company also has discounted liabilities for run-off structured settlement agreements that provide fixed periodic payments to claimants. These structured settlements include annuities purchased to fund unpaid losses for permanently disabled claimants. These structured settlement liabilities are discounted to present value using the rate implicit in the purchased annuities and the purchased annuities are accounted for within reinsurance recoverables.

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
2. BUSINESS ACQUISITIONS
Aetna Group Insurance
On November 1, 2017, The Hartford acquired Aetna's U.S. group life and disability business through a reinsurance transaction for total consideration of $1.452 billion, comprised of cash of $1.450 billion and share-based awards of $2, and recorded provisional estimates of the fair value of the assets acquired and liabilities assumed. The acquisition enables the Company to increase its market share in the group life and disability industry. In 2018, The Hartford and Aetna agreed on the final assets acquired and liabilities assumed as of the acquisition date and The Hartford finalized its provisional estimates with a final cash settlement within the one year measurement period allowed under U.S. GAAP ("GAAP"). As a result, in the third quarter of 2018, The Hartford recorded additional assets and liabilities at fair value of $80 and $80, respectively, with no change in goodwill. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, the measurement period adjustments recorded, and the final purchase price allocation.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Assets Acquired and Liabilities Assumed at the Acquisition Date

	Preliminary Value as of November 1, 2017 (as previously reported as of December 31, 2017)	Measurement Period Adjustments	As Adjusted Value as of November 1, 2017
Assets
Cash and invested assets	$3,360	$45	$3,405
Premiums receivable	96	7	103
Deferred income taxes, net	56	13	69
Other intangible assets	629	—	629
Property and equipment	68	—	68
Reinsurance recoverables	—	31	31
Other assets	16	(16)	—
Total Assets Acquired	4,225	80	4,305
Liabilities
Unpaid losses and loss adjustment expenses	2,833	71	2,904
Reserve for future policy benefits payable	346	1	347
Other policyholder funds and benefits payable	245	1	246
Unearned premiums	3	1	4
Other liabilities	69	6	75
Total Liabilities Assumed	3,496	80	3,576
Net identifiable assets acquired	729	—	729
Goodwill [1]	723	—	723
Net Assets Acquired	$1,452	$—	$1,452

[1]	Approximately $610 is deductible for income tax purposes.
The effect of measurement period adjustments on the Consolidated Statements of Operations for the year ended December 31, 2018 was immaterial and was determined as if the accounting had been completed as of the acquisition date.
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

Property and equipment represents an internally developed integrated absence management software acquired that was valued based on estimated replacement cost. The software is amortized over 5 years on a straight-line basis.
Unpaid losses and loss adjustment expenses acquired were recorded at estimated fair value equal to the present value of expected future unpaid loss and loss adjustment expense payments discounted using the net investment yield estimated as of the acquisition date plus a risk margin. The fair value adjustment for the risk margin is amortized over 12 years based on the payout pattern of losses and loss expenses as estimated as of the acquisition date.
The revenues and earnings of the business acquired are included in the Company's Consolidated Statements of Operations in the Group Benefits reporting segment and were $370 and $(37) in the year of acquisition, respectively.
The $723 of goodwill recognized is largely attributable to the acquired employee workforce, expected expense synergies, economies of scale, and tax benefits not included within the value of identifiable intangibles. Goodwill is allocated to the Company's Group Benefits reporting segment.
The Company recognized $17 of acquisition related costs in the year of acquisition. These costs are included in insurance operating costs and other expenses in the Consolidated Statement of Operations.
The following table presents supplemental pro forma amounts of revenue and net income for the Company in 2016 and 2017 as though the business was acquired on January 1, 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Results (Unaudited)

	Twelve months ended December 31, 2017 [1]	Twelve months ended December 31, 2016 [1]
Total Revenue	$18,899	$18,348
Net Income	$(3,077)	$953
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
Maxum
On July 29, 2016, the Company acquired 100% of the outstanding shares of Northern Homelands Company, the holding company of Maxum Specialty Insurance Group headquartered in Alpharetta, Georgia in a cash transaction for approximately $169. The acquisition adds excess and surplus lines capability to the Company's small commercial line of business. Maxum is maintaining its brand and limited wholesale distribution model. Maxum's revenues and earnings since the acquisition date are included in the Company's Consolidated Statements of Operations in the Commercial Lines reporting segment.
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

[1]
Comprised of indefinite lived intangibles of $4 related to state insurance licenses acquired and other intangibles of $7 related to agency distribution relationships of Maxum which are amortized over 10 years.

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
Fair Value of the Consideration Transferred at the Acquisition Date

Cash	$19
Contingent consideration	23
Total	$42
Fair Value of Assets Acquired and Liabilities Assumed at the Acquisition Date

As of July 29, 2016
Assets
Intangible assets [1]	$11
Cash	1
Total assets acquired	12
Liabilities
Total liabilities assumed	1
Net identifiable assets acquired	11
Goodwill [2]	31
Net assets acquired	$42

[1]	Comprised of indefinite lived intangibles of $10 related to customer relationships and $1 of other intangibles, which are amortized over 5 to 8 years.

[2]	Deductible for federal income tax purposes.
Lattice's revenues and earnings since the acquisition date are included in the Company's Consolidated Statements of Operations in the Hartford Funds reporting segment.
In addition to the initial cash consideration, the Company is required to make future payments to the former owners of Lattice of up to $60 based upon growth in ETP AUM over four years beginning on the date of acquisition. The contingent consideration was measured at fair value at the acquisition date by projecting future ETP AUM and discounting expected payments back to the valuation date. The projected ETP AUM and risk-adjusted discount rate are significant unobservable inputs to fair value.
The goodwill recognized is attributable to the fact that the acquisition of Lattice enables the Company to offer ETPs which are expected to be a significant source of future revenue and earnings growth. Goodwill is allocated to the Hartford Funds reporting segment.
The Company recognized $1 of acquisition related costs for the year ended December 31, 2016. These costs are included in insurance operating costs and other expenses in the Consolidated Statement of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. EARNINGS (LOSS) PER COMMON SHARE
Computation of Basic and Diluted Earnings per Common Share

	For the years ended December 31,
(In millions, except for per share data)	2018	2017	2016
Earnings
Income (loss) from continuing operations, net of tax	$1,485	$(262)	$613
Less: Preferred stock dividends	6	—	—
Income (loss) from continuing operations, net of tax, available to common stockholders	1,479	(262)	613
Income (loss) from discontinued operations, net of tax, available to common stockholders	322	(2,869)	283
Net income (loss) available to common stockholders	1,801	(3,131)	896
Shares
Weighted average common shares outstanding, basic	358.4	363.7	387.7
Dilutive effect of warrants	1.9	—	3.6
Dilutive effect of stock-based awards under compensation plans	3.8	—	3.5
Weighted average common shares outstanding and dilutive potential common shares [1]	364.1	363.7	394.8
Earnings per common share
Basic
Income (loss) from continuing operations, net of tax, available to common stockholders	$4.13	$(0.72)	$1.58
Income (loss) from discontinued operations, net of tax, available to common stockholders	0.90	(7.89)	0.73
Net income (loss) available to common stockholders	$5.03	$(8.61)	$2.31
Diluted
Income (loss) from continuing operations, net of tax, available to common stockholders	$4.06	$(0.72)	$1.55
Income (loss) from discontinued operations, net of tax, available to common stockholders	0.89	(7.89)	0.72
Net income (loss) available to common stockholders	$4.95	$(8.61)	$2.27

[1]	For additional information, see Note 15 - Equity and Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements.
Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per common share includes the dilutive effect of assumed exercise or issuance of warrants and stock-based awards under compensation plans.
In periods where a loss from continuing operations available to common stockholders or net loss available to common stockholders is recognized, inclusion of incremental dilutive shares would be antidilutive. Due to the antidilutive impact, such shares are excluded from the diluted earnings per share calculation of income (loss) from continuing operations, net of tax, available to common stockholders and net income (loss) available to common stockholders in such periods. As a result, for the year ended December 31, 2017, the Company was required to use basic weighted average common shares outstanding in the diluted calculations, since the inclusion of 4.3 million shares for stock compensation plans and 2.5 million shares for warrants would have been antidilutive to the calculations.
Under the treasury stock method, for warrants and stock-based awards, shares are assumed to be issued and then reduced for the number of shares repurchaseable with theoretical proceeds at the average market price for the period. Contingently issuable shares are included for the number of shares issuable assuming the end of the reporting period was the end of the contingency period, if dilutive.
4. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Hartford Funds (previously referred to as "Mutual Funds"), as well as a Corporate category. The Company includes in the Corporate category discontinued operations related to the life and annuity business sold in May 2018, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life. In addition, Corporate includes a 9.7% ownership interest in the legal entity that acquired the life and annuity business sold. For further discussion of continued involvement in the life and annuity business sold in May 2018, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
The Company’s reporting segments, as well as the Corporate category, are as follows:

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Hartford Funds
Hartford Funds offers investment products for retail and retirement accounts as well as ETPs and provides investment management and administrative services such as product design, implementation and oversight. This business also manages a portion of the mutual funds which support the variable annuity products within the life and annuity business sold in May 2018.
Corporate
The Company includes in the Corporate category investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution, discontinued operations related to the life and annuity business sold in May 2018, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including debt financing and related interest expense), purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. In addition, Corporate includes a 9.7% ownership interest in the legal entity that acquired the life and annuity business sold in May 2018.
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

Revenues

	For the years ended December 31,
	2018	2017	2016
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$3,341	$3,287	$3,187
Liability	653	604	585
Package business	1,364	1,301	1,249
Property	618	604	577
Professional liability	254	246	231
Bond	241	230	218
Automobile	610	630	643
Total Commercial Lines	7,081	6,902	6,690
Personal Lines
Automobile	2,398	2,617	2,749
Homeowners	1,041	1,117	1,188
Total Personal Lines [1]	3,439	3,734	3,937
Property & Casualty Other Operations	—	—	—
Group Benefits
Group disability	2,746	1,718	1,506
Group life	2,611	1,745	1,512
Other	241	214	205
Total Group Benefits	5,598	3,677	3,223
Hartford Funds
Mutual fund and Exchange-Traded Products ("ETP")	932	888	779
Talcott Resolution life and annuity separate accounts [3]	100	104	106
Total Hartford Funds [2]	1,032	992	885
Corporate	32	4	3
Total earned premiums and fee income	17,182	15,309	14,738
Total net investment income	1,780	1,603	1,577
Net realized capital gains (losses)	(112)	165	(110)
Other revenues	105	85	86
Total revenues	$18,955	$17,162	$16,291

[1]	For 2018, 2017 and 2016, AARP members accounted for earned premiums of $3.0 billion, $3.2 billion and $3.3 billion, respectively.

[2]
Excludes distribution costs of $188 and $184 for the years ended December 31, 2017, and 2016, respectively, that were previously netted against fee income and are now presented gross in insurance operating costs and other expenses.

[3]	Represents revenues earned on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Income (Loss)

	For the years ended December 31,
	2018	2017	2016
Commercial Lines	$1,212	$865	$994
Personal Lines	(32)	(9)	(9)
Property & Casualty Other Operations	15	69	(529)
Group Benefits	340	294	230
Hartford Funds	148	106	78
Corporate	124	(4,456)	132
Net income (loss)	$1,807	$(3,131)	$896
Preferred stock dividends	6	—	—
Net income (loss) available to common stockholders	$1,801	$(3,131)	$896

Net Investment Income

	For the years ended December 31,
	2018	2017	2016
Commercial Lines	$997	$949	$917
Personal Lines	155	141	135
Property & Casualty Other Operations	90	106	127
Group Benefits	474	381	366
Hartford Funds	5	3	1
Corporate	59	23	31
Net investment income	$1,780	$1,603	$1,577
Amortization of Deferred Policy Acquisition Costs

	For the years ended December 31,
	2018	2017	2016
Commercial Lines	$1,048	$1,009	$973
Personal Lines	275	309	348
Group Benefits	45	33	31
Hartford Funds	16	21	24
Corporate	—	—	1
Total amortization of deferred policy acquisition costs	$1,384	$1,372	$1,377

Amortization of Other Intangible Assets

	For the years ended December 31,
	2018	2017	2016
Commercial Lines	$4	$1	$—
Personal Lines	4	4	4
Group Benefits	60	9	—
Total amortization of other intangible assets	$68	$14	$4
Income Tax Expense (Benefit)

	For the years ended December 31,
	2018	2017	2016
Commercial Lines	$267	377	415
Personal Lines	(19)	26	(23)
Property & Casualty Other Operations	(7)	24	(355)
Group Benefits	84	38	83
Hartford Funds	38	63	43
Corporate	(95)	457	(329)
Total income tax expense (benefit)	$268	$985	$(166)

Assets

	As of December 31,
	2018	2017
Commercial Lines	$31,693	$31,281
Personal Lines	6,180	6,251
Property & Casualty Other Operations	3,351	3,568
Group Benefits	14,114	14,478
Hartford Funds	583	547
Corporate	6,386	169,135
Total assets	$62,307	$225,260

5. FAIR VALUE MEASUREMENTS
The Company carries certain financial assets and liabilities at estimated fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. Our fair value framework inclu des a hierarchy that gives the highest priority to the use of quoted prices in active markets, followed by the use of market observable inputs, followed by the use of unobservable inputs. The fair value hierarchy levels are as follows:

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,276	$—	$1,266	$10
Collateralized loan obligations ("CLOs")	1,437	—	1,337	100
Commercial mortgage-backed securities ("CMBS")	3,552	—	3,540	12
Corporate	13,398	—	12,878	520
Foreign government/government agencies	847	—	844	3
Municipal	10,346	—	10,346	—
Residential mortgage-backed securities ("RMBS")	3,279	—	2,359	920
U.S. Treasuries	1,517	330	1,187	—
Total fixed maturities	35,652	330	33,757	1,565
Fixed maturities, FVO	22	—	22	—
Equity securities, at fair value	1,214	1,093	44	77
Derivative assets
Credit derivatives	5	—	5	—
Equity derivatives	3	—	—	3
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	7	—	4	3
Short-term investments	4,283	1,039	3,244	—
Total assets accounted for at fair value on a recurring basis	$41,178	$2,462	$37,071	$1,645
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(2)	—	(2)	—
Equity derivatives	1	—	1	—
Foreign exchange derivatives	(5)	—	(5)	—
Interest rate derivatives	(62)	—	(63)	1
Total derivative liabilities [2]	(68)	—	(69)	1
Contingent consideration [3]	(35)	—	—	(35)
Total liabilities accounted for at fair value on a recurring basis	$(103)	$—	$(69)	$(34)

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

[3]	For additional information see the Contingent Consideration section below.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,126	$—	$1,107	$19
Collateralized loan obligations ("CLOs")	1,260	—	1,165	95
Commercial mortgage-backed securities ("CMBS")	3,336	—	3,267	69
Corporate	12,804	—	12,284	520
Foreign government/government agencies	1,110	—	1,108	2
Municipal	12,485	—	12,468	17
Residential mortgage-backed securities ("RMBS")	3,044	—	1,814	1,230
U.S. Treasuries	1,799	333	1,466	—
Total fixed maturities	36,964	333	34,679	1,952
Fixed maturities, FVO	41	—	41	—
Equity securities, AFS	1,012	887	49	76
Derivative assets
Credit derivatives	9	—	9	—
Foreign exchange derivatives	(1)	—	(1)	—
Equity derivatives	1	—	—	1
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	10	—	9	1
Short-term investments	2,270	1,098	1,172	—
Total assets accounted for at fair value on a recurring basis	$40,297	$2,318	$35,950	$2,029
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(3)	—	(3)	—
Foreign exchange derivatives	(13)	—	(13)	—
Interest rate derivatives	(84)	—	(85)	1
Total derivative liabilities [2]	(100)	—	(101)	1
Contingent consideration [3]	(29)	—	—	(29)
Total liabilities accounted for at fair value on a recurring basis	$(129)	$—	$(101)	$(28)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Valuation Inputs
Quoted prices for identical assets in active markets are considered Level 1 and consist of on-the-run U.S. Treasuries, money market funds, exchange-traded equity securities, open-ended mutual funds, certain short-term investments, and exchange traded futures and option contracts.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Valuation Inputs Used in Levels 2 and 3 Measurements for Securities and Derivatives

Level 2 Primary Observable Inputs	Level 3 Primary Unobservable Inputs
Fixed Maturity Investments
Structured securities (includes ABS, CLOs CMBS and RMBS)

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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short Term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	Not applicable
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities

Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum		Maximum		Weighted Average [1]		Impact of Increase in Input on Fair Value [2]
As of December 31, 2018
CMBS [3]	$2	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps		1,040 bps		182 bps		Decrease
Corporate [4]	274	Discounted cash flows	Spread	145 bps		1,175 bps		263 bps		Decrease
RMBS [3]	815	Discounted cash flows	Spread [6]	12 bps		215 bps		86 bps		Decrease
			Constant prepayment rate [6]	1%		15%		6%		Decrease [5]
			Constant default rate [6]	1%		8%		3%		Decrease
			Loss severity [6]	—%		100%		61%		Decrease
As of December 31, 2017
CMBS [3]	$56	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9	bps	1,040	bps	400	bps	Decrease
Corporate [4]	251	Discounted cash flows	Spread	103	bps	1,000	bps	242	bps	Decrease
Municipal	17	Discounted cash flows	Spread	192	bps	250	bps	219	bps	Decrease
RMBS [3]	1,215	Discounted cash flows	Spread [6]	24	bps	351	bps	74	bps	Decrease
			Constant prepayment rate [6]	1%		25%		6%		Decrease [5]
			Constant default rate [6]	—%		9%		4%		Decrease
			Loss severity [6]	—%		100%		66%		Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company bases fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

[6]
Generally, a change in the assumption used for the constant default rate would have been accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for constant prepayment rate and would have resulted in wider spreads.

Significant Unobservable Inputs for Level 3 - Derivatives

	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of December 31, 2018
Interest rate swaptions [3]	1	Option model	Interest rate volatility	3%	3%	3%	Increase
Equity options	3	Option model	Equity volatility	19%	21%	20%	Increase
As of December 31, 2017
Interest rate swaptions [3]	1	Option model	Interest rate volatility	2%	2%	2%	Increase
Equity options	1	Option model	Equity volatility	18%	22%	20%	Increase

[1]	The weighted average is determined based on the fair value of the derivatives.

[2]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[3]	The swaptions presented are purchased options that have the right to enter into a pay-fixed swap.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables above exclude securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the year ended December 31, 2018, no significant adjustments were made by the Company to broker prices received.
Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") on July 29, 2016 requires the Company to make payments to former owners of Lattice of up to $60 contingent upon growth in exchange-traded products ("ETP") AUM over a period of four years beginning on the date of acquisition. The contingent consideration is measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout is discounted back to the valuation date using a risk-adjusted discount rate of 16.6%. The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.

The contingency period for ETP AUM growth ends July 29, 2020 and management adjusts the fair value of the contingent consideration when it revises its projection of ETP AUM for the acquired business. Before discounting to fair value, the Company has accrued consideration payable of $40 assuming ETP AUM for the acquired business grows to approximately $4 billion over the contingency period. This contingent consideration payable included $10 payable in the first quarter of 2019 given that ETP AUM reached $1 billion in the fourth quarter of 2018.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2018

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2018	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2018
Assets
Fixed Maturities, AFS
ABS	$19	$—	$—	$90	$(5)	$(4)	$12	$(102)	$10
CLOs	95	—	—	330	—	(13)	—	(312)	100
CMBS	69	(1)	—	25	(14)	(8)	—	(59)	12
Corporate	520	1	(18)	197	(36)	(52)	31	(123)	520
Foreign Govt./Govt. Agencies	2	—	—	1	—	—	—	—	3
Municipal	17	—	(1)	—	—	(1)	—	(15)	—
RMBS	1,230	—	(16)	273	(319)	(52)	4	(200)	920
Total Fixed Maturities, AFS	1,952	—	(35)	916	(374)	(130)	47	(811)	1,565
Equity Securities, at fair value	76	29	—	12	—	(40)	—	—	77
Derivatives, net [4]
Equity	1	3	—	1	—	(2)	—	—	3
Interest rate	1	—	—	—	—	—	—	—	1
Total Derivatives, net [4]	2	3	—	1	—	(2)	—	—	4
Total Assets	2,030	32	(35)	929	(374)	(172)	47	(811)	1,646
Liabilities
Contingent Consideration [5]	(29)	(6)	—	—	—	—	—	—	(35)
Total Liabilities	$(29)	$(6)	$—	$—	$—	$—	$—	$—	$(35)

[1]	Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	All amounts are before income taxes.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Consolidated Balance Sheets in other investments and other liabilities.

[5]
For additional information, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statement for discussion of the contingent consideration in connection with the acquisition of Lattice. Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2017

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2017
Assets
Fixed Maturities, AFS
ABS	$45	$—	$—	$56	$(6)	$(6)	$27	$(97)	$19
CLOs	154	18	(13)	214	(101)	(24)	—	(153)	95
CMBS	59	(2)	—	76	(9)	(10)	—	(45)	69
Corporate	514	1	19	232	(76)	(157)	71	(84)	520
Foreign Govt./Govt. Agencies	47	—	3	12	(1)	(2)	—	(57)	2
Municipal	46	4	1	1	—	(35)	—	—	17
RMBS	1,261	—	36	209	(268)	(7)	—	(1)	1,230
Total Fixed Maturities, AFS	2,126	21	46	800	(461)	(241)	98	(437)	1,952
Fixed Maturities, FVO	11	—	—	4	(2)	(13)	—	—	—
Equity Securities, AFS	55	—	(3)	24	—	—	—	—	76
Derivatives, net [4]
Equity	—	(4)	—	5	—	—	—	—	1
Interest rate	9	(8)	—	—	—	—	—	—	1
Other contracts	1	(1)	—	—	—	—	—	—	—
Total Derivatives, net [4]	10	(13)	—	5	—	—	—	—	2
Total Assets	2,202	8	43	833	(463)	(254)	98	(437)	2,030
Liabilities
Contingent Considerations [5]	(25)	(4)	—	—	—	—	—	—	(29)
Total Liabilities	$(25)	$(4)	$—	$—	$—	$—	$—	$—	$(29)

[1]	Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	All amounts are before income taxes.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Consolidated Balance Sheets in other investments and other liabilities.

[5]
For additional information, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statement for discussion of the contingent consideration in connection with the acquisition of Lattice. Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at Year End

	December 31,
	2018		2017
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]
Assets
Fixed Maturities, AFS
ABS	$—	$1	$—
CMBS	(1)	28	(2)
Corporate	—	(42)	—
Municipal	—	24	—
RMBS	—	17	—
Total Fixed Maturities, AFS	(1)	28	(2)
Derivatives, net
Equity	1		(5)
Interest rate	—	—	(7)
Total Derivatives, net	1	—	(12)
Total Assets	—	28	(14)
Liabilities
Contingent Consideration [4]	(6)		(4)
Total Liabilities	$(6)	$—	$(4)

[1]	All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

[3]
Changes in unrealized gain/(loss) on fixed maturities, AFS are reported in changes in net unrealized gain on securities in the Consolidated Statements of Comprehensive Income. Changes in interest rate derivatives are reported in changes in net gain on cash flow hedging instruments in the Consolidated Statements of Comprehensive Income.

[4]
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
As of December 31, 2018 and December 31, 2017, the fair value of assets and liabilities using the fair value option was $22 and $41, respectively, within the residential real estate sector.
The Company also previously elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedged the risk associated with the investments. The swaps did not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps were recorded in net realized capital gains and losses. These equity securities were classified within equity securities, AFS on the Consolidated Balance Sheets. Income earned from FVO securities was recorded in net investment income and changes in fair value were recorded in net realized capital gains and losses.
For the year-ended December 31, 2018, the realized capital gains (losses) related to the fair value of assets using the fair value option were $(1) within the residential real estate sector. For the year-ended December 31, 2017, the income earned from FVO and the changes recorded in net realized capital gains (losses) were driven by corporate bond and equity securities of $(1) and $1, respectively. For the year-ended December 31, 2016 the realized capital gains (losses) related to the fair value of assets using the fair value option were $5 and $(1) within the residential real estate and foreign government sectors.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Instruments Not Carried at Fair Value
Financial Assets and Liabilities Not Carried at Fair Value

	December 31, 2018			December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Fair Value Hierarchy Level	Carrying Amount	Fair Value
Assets
Mortgage loans	Level 3	$3,704	$3,746	Level 3	$3,175	$3,220
Liabilities
Other policyholder funds and benefits payable	Level 3	$774	$775	Level 3	$825	$827
Senior notes [1]	Level 2	$3,589	$3,887	Level 2	$3,415	$4,054
Junior subordinated debentures [1]	Level 2	$1,089	$1,052	Level 2	$1,583	$1,699

[1]Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.
6. INVESTMENTS
Net Investment Income

	For the years ended December 31,
(Before tax)	2018	2017	2016
Fixed maturities [1]	$1,459	$1,303	$1,319
Equity securities	32	24	22
Mortgage loans	141	124	116
Limited partnerships and other alternative investments	205	174	128
Other investments [2]	20	49	51
Investment expenses	(77)	(71)	(59)
Total net investment income	$1,780	$1,603	$1,577

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that hedge fixed maturities and qualify for hedge accounting.

Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before tax)	2018	2017	2016
Gross gains on sales	$114	$275	$222
Gross losses on sales	(172)	(113)	(159)
Equity securities [1]	(48)	—	—
Net OTTI losses recognized in earnings	(1)	(8)	(27)
Valuation allowances on mortgage loans	—	(1)	—
Transactional foreign currency revaluation	1	14	(78)
Non-qualifying foreign currency derivatives	3	(14)	83
Other, net [2]	(9)	12	(151)
Net realized capital gains (losses)	$(112)	$165	$(110)

[1]	Effective January 1, 2018, with adoption of new accounting guidance for equity securities at fair value, includes all changes in fair value and trading gains and losses for equity securities.

[2]
Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $(15), $8, and $(9), respectively for 2018, 2017 and 2016. Also included for the year ended December 31, 2016, is a loss related to the write-down of investments in solar energy partnerships, which generated tax benefits, and a loss related to the sale of the Company's U.K. property and casualty run-off subsidiaries.

Net realized capital gains (losses) from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (losses) on sales and impairments previously reported as unrealized gains or losses in AOCI were $(80), $152, and $36 for the years ended December 31, 2018, 2017, and 2016, respectively. Effective January 1, 2018, with adoption of new accounting guidance for equity securities, the proceeds from sales of AFS securities no longer includes equity securities.
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2018, was $(80) for the year-ended

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018. Prior to January 1, 2018, changes in net unrealized gains (losses) on equity securities were included in AOCI.
Sales of AFS Securities

	For the years ended December 31,
	2018	2017	2016
Fixed maturities, AFS
Sale proceeds	$21,327	$17,614	$9,984
Gross gains	90	204	196
Gross losses	(169)	(90)	(138)
Equity securities, AFS
Sale proceeds		$607	$359
Gross gains		69	26
Gross losses		(23)	(20)

Sales of AFS securities in 2018 were primarily a result of duration and liquidity management as well as tactical changes to the portfolio as a result of changing market conditions.
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
Impairments in Earnings by Type

	For the years ended December 31,
	2018	2017	2016
Credit impairments	$1	$2	$21
Impairments on equity securities		6	4
Intent-to-sell impairments	—	—	2
Total impairments	$1	$8	$27

Cumulative Credit Impairments

	For the years ended December 31,
(Before tax)	2018	2017	2016
Balance as of beginning of period	$(25)	$(110)	$(113)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	(1)	(16)
Securities previously impaired	(1)	(1)	(5)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	7	76	15
Securities due to an increase in expected cash flows	—	11	9
Balance as of end of period	$(19)	$(25)	$(110)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Available-for-Sale Securities
AFS Securities by Type

	December 31, 2018					December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]
ABS	$1,272	$5	$(1)	$1,276	$—	$1,119	$9	$(2)	$1,126	$—
CLOs	1,455	2	(20)	1,437	—	1,257	3	—	1,260	—
CMBS	3,581	35	(64)	3,552	(5)	3,304	58	(26)	3,336	(5)
Corporate	13,696	148	(446)	13,398	—	12,370	490	(56)	12,804	—
Foreign govt./govt. agencies	866	7	(26)	847	—	1,071	43	(4)	1,110	—
Municipal	9,972	421	(47)	10,346	—	11,743	754	(12)	12,485	—
RMBS	3,270	44	(35)	3,279	—	2,985	63	(4)	3,044	—
U.S. Treasuries	1,491	41	(15)	1,517	—	1,763	46	(10)	1,799	—
Total fixed maturities, AFS	35,603	703	(654)	35,652	(5)	35,612	1,466	(114)	36,964	(5)
Equity securities, AFS [2]						907	121	(16)	1,012	—
Total AFS securities	$35,603	$703	$(654)	$35,652	$(5)	$36,519	$1,587	$(130)	$37,976	$(5)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2018 and 2017.

[2]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of December 31, 2018.

Fixed maturities, AFS, by Contractual Maturity Year

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$999	$1,002	$1,507	$1,513
Over one year through five years	5,786	5,791	5,007	5,119
Over five years through ten years	6,611	6,495	6,505	6,700
Over ten years	12,629	12,820	13,928	14,866
Subtotal	26,025	26,108	26,947	28,198
Mortgage-backed and asset-backed securities	9,578	9,544	8,665	8,766
Total fixed maturities, AFS	$35,603	$35,652	$35,612	$36,964

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of December 31, 2018 or December 31, 2017. As of December 31, 2018, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the New York State Dormitory Authority, Commonwealth of Massachusetts and the New York City Transitional Finance Authority which each comprised less than 1% of total invested assets. As of December 31, 2017, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were New York City Transitional Finance Authority, New York State Dormitory Authority and the Commonwealth of Massachusetts which each comprised less than 1% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2018 were the municipal securities, CMBS and the financial services sector which comprised approximately 22%, 8% and 7%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2017 were municipal securities, CMBS and RMBS which comprised approximately 28%, 7% and 7%, respectively, of total invested assets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrealized Losses on AFS Securities
Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2018

	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$566	$566	$—	$113	$112	$(1)	$679	$678	$(1)
CLOs	1,358	1,338	(20)	7	7	—	1,365	1,345	(20)
CMBS	896	882	(14)	1,129	1,079	(50)	2,025	1,961	(64)
Corporate	7,174	6,903	(271)	2,541	2,366	(175)	9,715	9,269	(446)
Foreign govt./govt. agencies	407	391	(16)	203	193	(10)	610	584	(26)
Municipal	1,643	1,613	(30)	292	275	(17)	1,935	1,888	(47)
RMBS	1,344	1,329	(15)	648	628	(20)	1,992	1,957	(35)
U.S. Treasuries	497	492	(5)	339	329	(10)	836	821	(15)
Total fixed maturities, AFS in an unrealized loss position	$13,885	$13,514	$(371)	$5,272	$4,989	$(283)	$19,157	$18,503	$(654)
Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2017

	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$461	$460	$(1)	$30	$29	$(1)	$491	$489	$(2)
CLOs	359	359	—	1	1	—	360	360	—
CMBS	1,178	1,167	(11)	243	228	(15)	1,421	1,395	(26)
Corporate	2,322	2,302	(20)	1,064	1,028	(36)	3,386	3,330	(56)
Foreign govt./govt. agencies	244	242	(2)	51	49	(2)	295	291	(4)
Municipal	511	507	(4)	236	228	(8)	747	735	(12)
RMBS	889	887	(2)	137	135	(2)	1,026	1,022	(4)
U.S. Treasuries	658	652	(6)	254	250	(4)	912	902	(10)
Total fixed maturities, AFS in an unrealized loss position	6,622	6,576	(46)	2,016	1,948	(68)	8,638	8,524	(114)
Equity securities, AFS [1]	176	163	(13)	24	21	(3)	200	184	(16)
Total securities in an unrealized loss position	$6,798	$6,739	$(59)	$2,040	$1,969	$(71)	$8,838	$8,708	$(130)

[1]
Effective January 1, 2018 , with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of December 31, 2018.

As of December 31, 2018, AFS securities in an unrealized loss position consisted of 2,960 securities, primarily in the corporate and commercial real estate sectors, which were depressed primarily due to widening of credit spreads and an increase in interest rates since the securities were purchased. As of December 31, 2018, 98% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during 2018 was primarily attributable to widening of credit spreads and higher interest rates.
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
As of December 31, 2018 and December 31, 2017 mortgage loans had an amortized cost and carrying value of $3.7 billion and $3.2 billion, respectively, with a valuation allowance of $1 for both periods.
As of December 31, 2018 the carrying value of mortgage loans that had a valuation allowance was $23. There were no mortgage loans held-for-sale as of both December 31, 2018 and December 31, 2017. As of December 31, 2018, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.
Valuation Allowance Activity

	For the years ended December 31,
	2018	2017	2016
Balance as of January 1	$(1)	$—	$(4)
Reversals/(Additions)	—	(1)	—
Deductions	—	—	4
Balance as of December 31	$(1)	$(1)	$—

The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of December 31, 2018, while the weighted-average LTV ratio at origination of these loans was 61%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of December 31, 2018 and December 31, 2017, the

Company held no delinquent commercial mortgages loan past due by 90 days or more.
Mortgage Loans Credit Quality

	December 31, 2018		December 31, 2017
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$—	0.00x	$18	1.27x
65% - 80%	386	1.60x	265	1.95x
Less than 65%	3,318	2.59x	2,892	2.76x
Total mortgage loans	$3,704	2.49x	$3,175	2.69x

Mortgage Loans by Region

	December 31, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$250	6.8%	$251	7.9%
Middle Atlantic	270	7.3%	272	8.6%
Mountain	30	0.8%	31	1.0%
New England	330	8.9%	293	9.2%
Pacific	917	24.8%	760	23.9%
South Atlantic	712	19.2%	710	22.4%
West North Central	148	4.0%	149	4.7%
West South Central	420	11.3%	278	8.7%
Other [1]	627	16.9%	431	13.6%
Total mortgage loans	$3,704	100.0%	$3,175	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.
Mortgage Loans by Property Type

	December 31, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	1,108	29.9%	817	25.7%
Multifamily	1,138	30.7%	1,006	31.7%
Office	708	19.1%	751	23.7%
Retail	392	10.6%	367	11.5%
Single Family	82	2.2%	—	—%
Other	276	7.5%	234	7.4%
Total mortgage loans	$3,704	100.0%	$3,175	100.0%

Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees income over the period that services are performed. As of December 31, 2018, under this program, the Company serviced

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

mortgage loans with a total outstanding principal of $6.0 billion, of which $3.6 billion was serviced on behalf of third parties and $2.4 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. As of December 31, 2017, the Company serviced mortgage loans with a total outstanding principal balance of $1.3 billion, of which $402 was serviced on behalf of third parties, $566 was retained and reported in total investments and $356 was reported in assets held for sale on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were zero as of December 31, 2018 and 2017, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of December 31, 2018 and December 31, 2017, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2018 and 2017 is limited to the total carrying value of $1 billion and $920, respectively, which are included in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets. As of December 31, 2018 and 2017, the Company has outstanding commitments totaling $718 and $787, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Securities Lending, Repurchase Agreements and Other Collateral Transactions
The Company enters into securities financing transactions as a way to earn additional income or manage liquidity, primarily through securities lending and repurchase agreements.
Securities Lending
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s Consolidated Balance Sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements are continuous and do not have stated maturity dates and provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Consolidated Balance Sheets. Income associated with securities lending transactions is reported as a component of net investment income in the Company’s Consolidated Statements of Operations.
Repurchase Agreements
From time to time, the Company enters into repurchase agreements to manage liquidity or to earn incremental income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. These transactions have a remaining maturity of ninety days or less. Repurchase agreements include master netting provisions that provide both counterparties the right to offset claims and apply securities held by them with respect to their obligations in the event of a default. Although the Company has the contractual right to offset claims, the Company's current positions do not meet the specific conditions for net presentation.

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
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The agreements require additional collateral to be transferred to the Company when necessary and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. The receivable for reverse repurchase agreements is included within short-term investments in the Company's Consolidated Balance Sheets.

Securities Lending and Repurchase Agreements
	December 31, 2018	December 31, 2017
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$820	$922
Gross amount of associated liability for collateral received [1]	$840	$945

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$72	$174
Gross amount of collateral pledged related to repurchase agreements [2]	$73	$176
Gross amount of recognized receivables for reverse repurchase agreements	$64	$—

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Consolidated Balance Sheets. Amount includes additional securities collateral received of $3 and $0 million which are excluded from the Company's Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of December 31, 2018 and December 31, 2017, the fair value of securities on deposit was $2.2 billion and $2.5 billion, respectively.

As of December 31, 2018 and December 31, 2017, the Company pledged collateral of $47 and $104, respectively, of U.S. government securities and government agency securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 7 - Derivatives of Notes to Consolidated Financial Statements.
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, real estate funds, and private equity funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The remainder of investments in limited partnerships and other alternative investments consists of investments in insurer-owned life insurance accounted for at cash surrender value. The Company's investment in Hopmeadow Holdings LP is reported in other assets on the Company's Consolidated Balance Sheets and is accounted for under the equity method of accounting. For further discussion on Hopmeadow Holdings LP, refer to Sale of Life and Annuity Business within Note 20 - Business Dispositions and Discontinued Operations of Notes to the Consolidated Financial Statements. The Company recognized total equity method income of $214, $168, and $137 for the periods ended December 31, 2018, 2017 and 2016, respectively. Equity method income is reported in net investment income except amounts related to strategic investments classified in other assets are reported in other revenues. For investments accounted for under the equity method, the Company’s maximum exposure to loss as of December 31, 2018 is limited to the total carrying value of $1.5 billion. In addition, the Company has outstanding commitments totaling $741 to fund limited partnership investments as of December 31, 2018. The Company’s investments accounted for under the equity method are generally of a passive nature in that the Company does not take an active role in the management. In 2018, aggregate investment income from investments accounted for under the equity method exceeded 10% of the Company’s pre-tax consolidated net income (loss). Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s investments accounted for under the equity method. This aggregated summarized financial data does not represent the Company’s proportionate share of investees' assets or earnings. Aggregate total assets of the investees totaled $311 billion and $165.9 billion as of December 31, 2018 and 2017, respectively. Aggregate total liabilities of the investees totaled $187.7 billion and $47.8 billion as of December 31, 2018 and 2017, respectively. Aggregate net investment income of the investees totaled $773, $1.9 billion, and $844 for the periods ended December 31, 2018, 2017 and 2016, respectively. Aggregate net income excluding net investment income of the investees totaled $12.3 billion, $9.8 billion and $7.7 billion for the periods ended December 31, 2018, 2017 and 2016, respectively. As of, and for the period ended, December 31, 2018, the aggregated summarized financial data reflects the latest available financial information.

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
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on 3 month Libor + 2.125% junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 13 - Debt of Notes to Consolidated Financial Statements.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of December 31, 2018 and 2017, the notional amount of interest rate swaps in offsetting relationships was $7.1 billion and $7.3 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. The Company may at times enter into foreign currency forwards to hedge non-U.S. dollar denominated cash and, previously, equity securities. The Company previously entered into foreign currency forwards to hedge currency impacts on changes in equity of the U.K. property and casualty run-off subsidiaries that were sold in May 2017. For further information on the disposition, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
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
Derivative Balance Sheet Presentation

	Net Derivatives				Asset Derivatives [1]		Liability Derivatives [1]
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
Cash flow hedges
Interest rate swaps	$2,040	$2,190	$1	$—	$2	$1	$(1)	$(1)
Foreign currency swaps	153	153	(6)	(13)	2	—	(8)	(13)
Total cash flow hedges	2,193	2,343	(5)	(13)	4	1	(9)	(14)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,451	7,986	(62)	(83)	8	7	(70)	(90)
Foreign exchange contracts
Foreign currency swaps and forwards	287	213	(1)	(1)	—	—	(1)	(1)
Credit contracts
Credit derivatives that purchase credit protection	6	61	—	1	—	2	—	(1)
Credit derivatives that assume credit risk [2]	1,102	823	3	3	8	3	(5)	—
Credit derivatives in offsetting positions	41	1,046	—	2	6	11	(6)	(9)
Equity contracts
Equity index swaps and options	211	258	4	1	5	1	(1)	—
Total non-qualifying strategies	10,098	10,387	(56)	(77)	27	24	(83)	(101)
Total cash flow hedges and non-qualifying strategies	$12,291	$12,730	$(61)	$(90)	$31	$25	$(92)	$(115)
Balance Sheet Location
Fixed maturities, available-for-sale	$153	$153	$—	$—	$—	$—	$—	$—
Other investments	9,864	9,957	7	10	23	16	(16)	(6)
Other liabilities	2,274	2,620	(68)	(100)	8	9	(76)	(109)
Total derivatives	$12,291	$12,730	$(61)	$(90)	$31	$25	$(92)	$(115)

[1]	Certain prior year amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	The derivative instruments related to this strategy are held for other investment purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Offsetting Derivative Assets and Liabilities

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities) [1]	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [2] (Liabilities) [3]	Accrued Interest and Cash Collateral (Received) [4] Pledged [3]	Financial Collateral (Received) Pledged [5]	Net Amount
As of December 31, 2018
Other investments	$31	$26	$7	$(2)	$2	$3
Other liabilities	$(92)	$(20)	$(68)	$(4)	$(65)	$(7)
As of December 31, 2017
Other investments	$25	$22	$10	$(7)	$1	$2
Other liabilities	$(115)	$(10)	$(100)	$(5)	$(96)	$(9)

[1]	For amounts shown as of December 31, 2017, certain amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	Included in other investments in the Company's Consolidated Balance Sheets.

[3]	Included in other liabilities in the Company's Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Included in other investments in the Company's Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[5]	Excludes collateral associated with exchange-traded derivative instruments.
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
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2018	2017	2016
Interest rate swaps	$5	$8	$—
Foreign currency swaps	7	(14)	1
Total	$12	$(6)	$1
	Gain Reclassified from AOCI into Income (Effective Portion)
	2018	2017	2016
Interest rate swaps
Net realized capital gain/(loss)	$6	$5	$10
Net investment income	30	37	37
Total	$36	$42	$47

During the years ended December 31, 2018, 2017, and 2016 the Company had no ineffectiveness recognized in income within net realized capital gains (losses).
As of December 31, 2018, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $23. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the years ended December 31, 2018, 2017, and 2016, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)

	For the Year Ended December 31,
	2018	2017	2016
Foreign exchange contracts
Foreign currency swaps and forwards	$3	$(14)	$83
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions and futures	(3)	(5)	1
Credit contracts
Credit derivatives that purchase credit protection	—	28	(17)
Credit derivatives that assume credit risk	(14)	(7)	28
Equity contracts
Equity options	2	(7)	(15)
Other
Contingent capital facility put option	—	(1)	(6)
Total other non-qualifying derivatives	(15)	8	(9)
Total [1]	$(12)	$(6)	$74

[1]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Assumed Derivatives by Type

				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of December 31, 2018
Single name credit default swaps
Investment grade risk exposure	$169	$2	4 years	Corporate Credit/ Foreign Gov.	A	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	799	(1)	6 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	125	2	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	11	—	5 years	CMBS Credit	A-	2	—
Below investment grade risk exposure	19	(6)	Less than 1 year	CMBS Credit	CCC	19	6
Total [5]	$1,123	$(3)				$21	$6
As of December 31, 2017
Single name credit default swaps
Investment grade risk exposure	$130	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Below investment grade risk exposure	9	—	Less than 1 year	Corporate Credit	B	9	—
Basket credit default swaps [4]
Investment grade risk exposure	1,137	2	3 years	Corporate Credit	BBB+	454	(2)
Below investment grade risk exposure	27	2	3 years	Corporate Credit	B+	27	—
Investment grade risk exposure	13	(1)	5 years	CMBS Credit	A	3	—
Below investment grade risk exposure	30	(6)	Less than 1 year	CMBS Credit	CCC	30	7
Total [5]	$1,346	$—				$523	$5

[1]
The average credit ratings are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements and applicable law which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

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

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements. of Notes to Consolidated Financial Statements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2018 and 2017, the Company pledged cash collateral with a fair value of $4 and $1 associated with derivative instruments. The collateral receivable has been recorded in other assets or other liabilities on the Company's Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of December 31, 2018 and 2017, the Company also pledged securities collateral associated with derivative instruments with a fair value of $67 and $101, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. In addition, as of December 31, 2018 and 2017 , the Company has also pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $89 and $96, respectively, which are included within fixed maturities on the Company's Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
As of December 31, 2018 and 2017, the Company accepted cash collateral associated with derivative instruments of $9 and $11, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accepted securities collateral as of December 31, 2018 and 2017 with a fair value of $5 and $2, respectively, none of which the Company has the ability to sell or repledge. As of December 31, 2018 and 2017, the Company had no repledged securities and did not sell any securities held as collateral. In addition, as of

December 31, 2018 and 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
8. REINSURANCE
The Company cedes insurance risk to reinsurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers.
On December 31, 2016, the Company entered into an asbestos and environmental adverse development cover (“ADC”) reinsurance agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”), to reduce uncertainty about potential adverse development of asbestos and environmental reserves. Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss reserve development up to $1.5 billion above the Company’s existing net asbestos and environmental (“A&E”) reserves as of December 31, 2016 of approximately $1.7 billion. The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. As of December 31, 2016, other liabilities included $650 for the accrued reinsurance premium paid in January, 2017. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions. The ADC covers substantially all the Company’s A&E reserve development up to the reinsurance limit.
The ADC has been accounted for as retroactive reinsurance and the Company reported the $650 cost as a loss on reinsurance transaction in 2016 in the Consolidated Statements of Operations. For segment reporting, the loss on reinsurance was reported in Property and Casualty Other Operations. Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit.  Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred.  Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. As of December 31, 2018, the Company has incurred $523 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the ADC treaty with NICO.
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
Reinsurance Recoverables

	As of
	December 31, 2018	December 31, 2017
Property and Casualty Insurance Products
Paid loss and loss adjustment expenses	$127	$84
Unpaid loss and loss adjustment expenses	3,773	3,496
Gross reinsurance recoverables	3,900	3,580
Allowance for uncollectible reinsurance	(126)	(104)
Net P&C reinsurance recoverables	3,774	3,476
Group Benefits net reinsurance recoverables [1]	251	236
Recoverable related to reserves in Corporate	332	349
Reinsurance recoverables, net	$4,357	$4,061

[1]	No allowance for uncollectible reinsurance was required as of December 31, 2018 and 2017.

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
Insurance Revenues
The effect of reinsurance on insurance revenues is as follows:
Property and Casualty Insurance Revenue

	For the years ended December 31,
Premiums Written	2018	2017	2016
Direct	$10,784	$10,865	$10,906
Assumed	217	223	253
Ceded	(593)	(571)	(591)
Net	$10,408	$10,517	$10,568
Premiums Earned
Direct	$10,824	$10,923	$10,871
Assumed	221	232	261
Ceded	(599)	(600)	(583)
Net	$10,446	$10,555	$10,549

Ceded losses, which reduce losses and loss adjustment expenses incurred, were $661, $901 and $388 for the years ended December 31, 2018, 2017 and 2016, respectively.
Group Benefits Revenue

	For the years ended December 31,
	2018	2017	2016
Gross earned premiums, fees and other considerations	$3,615	$3,281	$3,160
Reinsurance assumed	2,044	446	107
Reinsurance ceded	(61)	(50)	(44)
Net earned premiums, fees and other considerations	$5,598	$3,677	$3,223

For its group benefits products, the Company reinsures certain of its risks to other reinsurers under yearly renewable term and coinsurance arrangements and variations thereto. Yearly renewable term and coinsurance arrangements result in passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. The increase in premiums assumed in 2018 and 2017 was primarily due to premiums related to Aetna's U.S. group life and disability business acquired by the Company effective November 1, 2017 whereby Aetna is fronting the business for a period of time.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. DEFERRED POLICY ACQUISITION COSTS
Changes in the DAC Balance

	For the years ended December 31,
	2018	2017	2016
Balance, beginning of period	$650	$645	$636
Deferred costs	1,404	1,377	1,378
Amortization — DAC	(1,384)	(1,372)	(1,377)
Add: Maxum acquisition	—	—	8
Balance, end of period	$670	$650	$645

10. GOODWILL & OTHER INTANGIBLE ASSETS
Goodwill Carrying Value as of December 31, 2018

	Commercial Lines	Personal Lines	Hartford Funds	Group Benefits	Corporate [1]	Total
Balance at December 31, 2016	$38	$119	$180	$—	$230	$567
Goodwill related to acquisitions [2]	—	—	—	723	—	723
Balance at December 31, 2017	$38	$119	$180	$723	$230	$1,290
Goodwill related to acquisitions	—	—	—	—	—	—
Balance at December 31, 2018	$38	$119	$180	$723	$230	$1,290

[1]
The Corporate category includes goodwill that was acquired at a holding company level and not pushed down to a subsidiary within a reportable segment. Carrying value of goodwill within Corporate as of December 31, 2018, 2017, and 2016 includes $138 and $92 for the Group Benefits and Hartford Funds reporting units, respectively.

[2]	For further discussion on goodwill related to the acquisition of Aetna's U.S. group life and disability business, refer to Note 2 - Business Acquisitions to Consolidated Financial Statements.
The annual goodwill assessment for The Hartford's reporting units was completed as of October 31, 2018, 2017, and 2016, which resulted in no write-downs of goodwill in the respective years then ended. In 2018, all reporting units passed the first step of their annual impairment test with a significant margin.
Other Intangible Assets

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Expected Life
Amortized Intangible Assets:
Value of in-force contracts	$23	$(23)	$—	$23	$(3)	$20	1
Customer relationships [1]	636	(49)	587	590	(6)	584	15
Marketing agreement with Aetna	16	(1)	15	16	—	16	15
Distribution Agreement	79	(56)	23	70	(52)	18	15
Agency relationships & Other [2]	21	(3)	18	9	(2)	7	13
Total Finite Life Intangibles	775	(132)	643	708	(63)	645	14
Total Indefinite Life Intangible Assets	14	—	14	14	—	14
Total Other Intangible Assets	$789	$(132)	$657	$722	$(63)	$659

[1]
On February 16, 2018, The Company entered into a renewal rights agreement with Farmers Exchanges of the Farmers Group of Companies to acquire its Foremost-branded small commercial business sold through independent agents. In connection with the renewal rights agreement, the Company recorded a customer relationships intangible asset of $46 which will be amortized over 10 years.

[2]	On December 1, 2018, the Company acquired Y-Risk LLC and recorded an agency relationships intangible asset of $12 which will be amortized over 15 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Pre-tax Amortization Expense

For the years ended December 31,
2019	$53
2020	$53
2021	$53
2022	$52
2023	$47

11. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2018	2017	2016
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,775	$22,545	$22,568
Reinsurance and other recoverables	3,957	3,488	3,625
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,818	19,057	18,943
Add: Maxum acquisition	—	—	122
Provision for unpaid losses and loss adjustment expenses
Current accident year	7,107	7,381	6,990
Prior accident year development	(167)	(41)	457
Total provision for unpaid losses and loss adjustment expenses	6,940	7,340	7,447
Less: payments
Current accident year	2,452	2,751	2,749
Prior accident years	3,954	3,828	4,219
Total payments	6,406	6,579	6,968
Less: net reserves transferred to liabilities held for sale	—	—	487
Ending liabilities for unpaid losses and loss adjustment expenses, net	20,352	19,818	19,057
Reinsurance and other recoverables	4,232	3,957	3,488
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$24,584	$23,775	$22,545

Property and Casualty Insurance Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2018			2017			2016
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts		$1,331			$1,387			$1,504
Less: amount of discount	388			410			483
Carrying value of liability for unpaid losses and loss adjustment expenses		$943			$977			$1,021
Discount accretion included in losses and loss adjustment expenses		$40			$30			$29
Weighted average discount rate	2.98%			3.06%			3.11%
Range of discount rates	1.77%	-	14.15%	1.77%	-	14.15%	1.77%	-	14.15%

The current accident year benefit from discounting property and casualty insurance product reserves was $12 in 2018, $15 in 2017 and $27 in 2016. Reserves are discounted at rates in effect at the time claims were incurred, ranging from 1.77% for accident year 2012 to 14.15% for accident year 1981.
The reserves recorded for the Company’s property and casualty insurance products at December 31, 2018 represent the

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
Losses and loss adjustment expenses are also impacted by trends including frequency and severity as well as changes in the legislative and regulatory environment. In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty in the ultimate settlement of the liabilities gross of reinsurance include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. In the case of the reserves for environmental exposures before reinsurance, factors contributing to the high degree of uncertainty in gross reserves include expanding theories of liabilities and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims, and uncertainty as to the monetary amount being sought by the claimant from the insured.
(Favorable) Unfavorable Prior Accident Year Development

	For the years ended December 31,
	2018	2017	2016
Workers’ compensation	$(164)	$(79)	$(119)
Workers’ compensation discount accretion	40	28	28
General liability	52	11	65
Package business	(26)	(25)	65
Commercial property	(12)	(8)	1
Professional liability	(12)	1	(37)
Bond	2	32	(8)
Automobile liability - Commercial Lines	(15)	17	57
Automobile liability - Personal Lines	(18)	—	160
Homeowners	(25)	(14)	(10)
Net asbestos reserves	—	—	197
Net environmental reserves	—	—	71
Catastrophes	(49)	(16)	(7)
Uncollectible reinsurance	22	(15)	(30)
Other reserve re-estimates, net	38	27	24
Total prior accident year development	$(167)	$(41)	$457

2018 re-estimates of prior accident year reserves

•
Workers’ compensation reserves were reduced in small commercial and middle market, primarily for accident years 2014 and 2015, as claim severity has emerged favorably compared to previous reserve estimates. Also contributing was a reduction in estimated reserves for unallocated loss adjustment expense ("ULAE").

•
General liability reserves were increased, primarily due to an increase in reserves for higher hazard general liability exposures in middle market for accident years 2009 to 2017, partially offset by a decrease in reserves for other lines within middle market, including premises and operations, umbrella and products liability, principally for accident years 2015 and prior. Contributing to the increase in reserves for higher hazard general liability exposures was an increase in average claim severity, including from large losses and, in more recent accident years, an increase in claim frequency. Contributing to the reduction in reserves for other middle market lines were more favorable outcomes due to initiatives to reduce legal expenses. In addition, reserve increases for claims with lead paint exposure were offset by reserve decreases for other mass torts and extra-contractual liability claims.

•
Package business reserves were reduced, primarily due to lower reserve estimates for both liability and property for accident years 2010 and prior, including a recovery of loss adjustment expenses for the 2005 accident year.

•	Commercial property reserves were reduced, driven by an increase in estimated reinsurance recoverables on middle market property losses from the 2017 accident year.

•
Professional liability reserves were reduced, principally for accident years 2014 and prior, for directors and officers liability claims principally due to a number of older claims closing with limited or no payment.

•
Automobile liability reserves were reduced, primarily driven by reduced estimates of loss adjustment expenses in small commercial for recent accident years and favorable development in personal automobile liability for accident years 2014 to 2017, principally due to lower severity, including with uninsured and underinsured motorist claims.

•	Homeowners reserves were reduced, primarily in accident years 2013 to 2017, driven by lower than expected severity across multiple perils.

•
Asbestos and environmental reserves were unchanged as $238 of adverse development arising from the fourth quarter 2018 comprehensive annual review was offset by a $238 recoverable from NICO. For additional information related to the adverse development cover with NICO, see Note 8 - Reinsurance and Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

•
Catastrophe reserves were reduced, primarily as a result of lower estimated net losses from 2017 catastrophes, principally related to hurricanes Harvey and Irma. Before reinsurance, estimated losses for 2017 catastrophe events decreased by $133, resulting in a decrease in reinsurance recoverables of $90 as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

treaty as aggregate ultimate losses for 2017 catastrophe events are now projected to be less than $850.

•	Uncollectible reinsurance reserves were increased due to lower anticipated recoveries related to older accident years.

•
Other reserve re-estimates, net, primarily represents an increase in ULAE reserves in Property & Casualty Other Operations that was principally driven by an increase in expected claim handling costs associated with asbestos and environmental and mass tort claims.

2017 re-estimates of prior accident year reserves

•
Workers’ compensation reserves were reduced in small commercial and middle market, given the continued emergence of favorable frequency, primarily for accident years 2013 to 2015, as well as a reduction in estimated reserves for unallocated loss adjustment expenses, partially offset by strengthening reserves for captive programs within specialty commercial.

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

•
Automobile liability reserves within Commercial Lines were increased in small commercial and large national accounts for the 2013 to 2016 accident years, driven by higher frequency of more severe accidents, including litigated claims

•
Asbestos and environmental reserves were unchanged as $285 of adverse development arising from the fourth quarter 2017 comprehensive annual review was offset by a $285 recoverable from NICO. For additional information related to the adverse development cover with NICO, see Note 8 - Reinsurance and Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

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

•	Asbestos and environmental reserves were increased during the period as a result of the second quarter 2016 comprehensive annual review.

•	Uncollectible reinsurance reserves decreased as a result of giving greater weight to favorable collectibility experience in recent calendar periods in estimating future collections.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses As of December 31, 2018

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Accident Years Displayed in Triangles	Cumulative Paid for Accident Years Displayed in Triangles	Unpaid for Accident Years not Displayed in Triangles [1]	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Workers' compensation	$18,685	$(10,965)	$2,316	$341	$(372)	$10,005	$2,160	$12,165
General liability	3,605	(1,840)	417	94	—	2,276	234	2,510
Package business	6,600	(5,128)	43	94	—	1,609	44	1,653
Commercial property	3,124	(2,763)	14	9	—	384	41	425
Commercial automobile liability	3,442	(2,604)	17	23	—	878	43	921
Commercial automobile physical damage	221	(210)	2	—	—	13	—	13
Professional liability	1,491	(973)	41	19	—	578	306	884
Bond	598	(356)	28	20	—	290	12	302
Personal automobile liability	12,262	(10,703)	21	72	—	1,652	25	1,677
Personal automobile physical damage	1,752	(1,716)	1	3	—	40	—	40
Homeowners	7,714	(7,110)	2	36	—	642	83	725
Other ongoing business			197	(1)	(16)	180	297	477
Asbestos and environmental [2]			1,254	—	—	1,254	1,032	2,286
Other operations [2]			413	138	—	551	(45)	506
Total P&C	$59,494	$(44,368)	$4,766	$848	$(388)	$20,352	$4,232	$24,584

[1]	Amounts represent reserves for claims that were incurred more than ten years ago for long-tail lines and more than three years ago for short-tail lines.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Workers' Compensation

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR Reserves	Claims Reported
2009	$1,462	$1,455	$1,478	$1,493	$1,504	$1,504	$1,519	$1,529	$1,522	$1,534	$168	135,804
2010		1,560	1,775	1,814	1,858	1,857	1,882	1,881	1,878	1,892	236	156,747
2011			2,013	2,099	2,204	2,206	2,221	2,224	2,232	2,242	342	177,819
2012				2,185	2,207	2,207	2,181	2,168	2,169	2,154	385	171,219
2013					2,020	1,981	1,920	1,883	1,861	1,861	451	151,153
2014						1,869	1,838	1,789	1,761	1,713	532	125,840
2015							1,873	1,835	1,801	1,724	613	113,493
2016								1,772	1,772	1,780	787	111,190
2017									1,862	1,869	1,061	109,982
2018										1,916	1,363	109,842
Total										$18,685

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$265	$587	$792	$937	$1,042	$1,115	$1,170	$1,208	$1,242	$1,263
2010		316	709	970	1,154	1,287	1,374	1,439	1,489	1,522
2011			371	841	1,156	1,368	1,518	1,622	1,690	1,746
2012				359	809	1,106	1,313	1,436	1,529	1,587
2013					304	675	917	1,071	1,175	1,260
2014						275	598	811	960	1,041
2015							261	576	778	909
2016								255	579	779
2017									261	575
2018										283
Total										$10,965

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

General Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR Reserves	Claims Reported
2009	$382	$398	$394	$382	$359	$348	$347	$346	$341	$351	$39	20,714
2010		355	362	352	355	343	345	376	377	393	46	18,949
2011			353	343	323	316	315	320	318	326	52	16,854
2012				321	315	310	295	304	298	304	69	11,761
2013					318	321	332	352	344	352	80	9,906
2014						317	318	336	342	351	112	10,358
2015							316	346	345	364	164	10,805
2016								352	351	380	241	11,960
2017									363	385	289	10,965
2018										399	352	10,023
Total										$3,605

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$22	$63	$124	$181	$227	$256	$277	$287	$297	$304
2010		14	51	115	181	224	259	314	331	337
2011			11	47	93	154	198	234	252	264
2012				8	39	75	124	167	198	215
2013					7	35	95	152	207	242
2014						11	31	88	142	195
2015							7	32	80	139
2016								8	32	79
2017									12	48
2018										17
Total										$1,840

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Package Business

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR Reserves	Claims Reported
2009	$587	$584	$584	$572	$578	$577	$576	$576	$574	$569	$15	50,413
2010		657	662	654	652	652	651	653	651	649	19	52,410
2011			810	792	790	800	808	814	813	812	31	60,967
2012				736	725	728	731	736	735	739	39	59,715
2013					579	565	573	585	586	592	46	43,415
2014						566	578	601	602	603	70	42,928
2015							582	588	585	583	94	41,678
2016								655	638	632	170	43,129
2017									695	702	257	44,709
2018										719	335	38,034
Total										$6,600

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$227	$351	$411	$463	$503	$527	$539	$547	$550	$551
2010		270	414	487	539	570	601	613	618	625
2011			377	555	621	684	727	748	762	772
2012				286	486	560	616	652	673	687
2013					225	339	414	467	504	522
2014						226	345	416	468	507
2015							212	332	383	445
2016								225	353	410
2017									235	372
2018										237
Total										$5,128

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commercial Property

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR Reserves	Claims Reported
2009	$267	$264	$259	$258	$251	$257	$257	$257	$257	$258	$—	28,286
2010		286	283	279	282	284	284	284	284	284	—	28,515
2011			357	356	356	362	361	360	359	359	—	29,110
2012				329	301	301	305	306	305	305	1	25,789
2013					234	218	219	220	216	215	—	20,289
2014						268	260	262	264	263	—	19,758
2015							264	264	268	270	—	19,061
2016								328	331	327	5	19,945
2017									515	440	62	20,703
2018										403	86	17,839
Total										$3,124

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$179	$247	$252	$256	$256	$257	$257	$257	$257	$257
2010		198	266	276	281	283	284	284	284	284
2011			231	332	350	355	358	359	360	360
2012				171	279	294	300	304	303	303
2013					157	208	216	218	215	215
2014						168	243	258	264	262
2015							172	239	255	265
2016								188	285	310
2017									210	334
2018										173
Total										$2,763

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commercial Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR Reserves	Claims Reported
2009	$306	$292	$287	$287	$297	$301	$302	$302	$302	$302	$—	38,703
2010		277	280	296	319	323	328	327	324	322	4	38,153
2011			272	310	356	356	366	365	362	362	4	39,293
2012				311	376	390	401	394	390	387	6	35,999
2013					309	314	329	336	335	333	18	31,918
2014						306	314	328	333	337	23	29,260
2015							302	353	368	351	43	28,079
2016								372	380	376	90	28,154
2017									346	358	165	24,587
2018										314	205	20,675
Total										$3,442

Cumulative Paid Losses & Allocated Loss Adjustment Expense, Net of Reinsurance
	For the years ended December 31
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$56	$115	$175	$237	$274	$291	$298	$300	$301	$301
2010		55	125	188	252	289	300	308	313	316
2011			62	133	211	273	315	339	348	352
2012				65	142	233	306	345	358	371
2013					61	128	199	255	289	306
2014						58	129	195	249	295
2015							61	141	204	264
2016								62	140	222
2017									55	123
2018										54
Total										$2,604

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commercial Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	IBNR Reserves	Claims Reported
2016	$79	$78	$78	$—	26,367
2017		85	81	3	24,275
2018			62	2	19,167
Total			$221

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018
2016	$71	$78	$77
2017		74	79
2018			54
Total			$210

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Professional Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR Reserves	Claims Reported
2009	$254	$251	$244	$266	$257	$263	$255	$257	$257	$259	$20	5,115
2010		202	211	212	205	201	200	195	199	192	22	4,894
2011			226	228	232	226	219	219	220	215	38	4,708
2012				174	172	168	149	146	144	139	18	3,734
2013					136	136	123	110	103	99	27	2,791
2014						116	123	118	114	109	33	2,891
2015							104	113	113	114	32	2,957
2016								106	106	125	71	3,133
2017									107	113	75	3,111
2018										126	107	2,971
Total										$1,491

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$17	$69	$127	$177	$194	$226	$225	$226	$235	$238
2010		22	62	103	137	148	157	162	166	169
2011			11	57	100	128	163	170	173	176
2012				11	41	60	89	97	107	109
2013					4	19	31	39	55	66
2014						4	21	40	64	72
2015							4	23	49	63
2016								4	25	46
2017									6	26
2018										8
Total										$973

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Bond

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR Reserves	Claims Reported
2009	$71	$71	$69	$58	$57	$51	$49	$49	$49	$49	$5	3,321
2010		71	75	80	79	73	69	70	90	71	3	2,674
2011			72	76	76	75	70	70	69	69	9	2,134
2012				69	69	60	53	48	48	43	9	1,720
2013					63	58	54	48	48	38	18	1,456
2014						69	65	65	66	58	13	1,373
2015							65	65	62	59	23	1,368
2016								59	59	58	37	1,272
2017									61	88	38	1,204
2018										65	59	1,040
Total										$598

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$9	$32	$45	$46	$44	$43	$44	$44	$44	$43
2010		13	46	59	58	59	63	66	66	67
2011			12	39	51	56	57	59	59	59
2012				12	25	26	24	25	25	33
2013					3	9	17	18	18	18
2014						18	31	40	43	42
2015							9	19	23	31
2016								2	11	13
2017									5	45
2018										5
Total										$356

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Personal Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR Reserves	Claims Reported
2009	$1,351	$1,305	$1,280	$1,255	$1,256	$1,260	$1,259	$1,257	$1,257	$1,257	$3	254,555
2010		1,346	1,321	1,293	1,287	1,282	1,275	1,265	1,265	1,264	3	248,944
2011			1,181	1,170	1,180	1,173	1,166	1,154	1,154	1,153	5	221,886
2012				1,141	1,149	1,146	1,142	1,133	1,130	1,130	7	210,750
2013					1,131	1,145	1,144	1,153	1,152	1,153	8	205,462
2014						1,146	1,153	1,198	1,200	1,199	15	208,942
2015							1,195	1,340	1,338	1,330	38	216,707
2016								1,407	1,402	1,393	103	215,126
2017									1,277	1,275	276	185,716
2018										1,108	510	146,845
Total										$12,262

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$492	$888	$1,083	$1,171	$1,223	$1,240	$1,246	$1,250	$1,251	$1,251
2010		496	915	1,108	1,202	1,239	1,251	1,256	1,258	1,260
2011			447	826	1,006	1,088	1,126	1,140	1,145	1,146
2012				441	818	986	1,067	1,104	1,114	1,120
2013					442	816	1,002	1,091	1,121	1,135
2014						430	843	1,032	1,125	1,165
2015							475	935	1,142	1,243
2016								505	968	1,188
2017									441	836
2018										359
Total										$10,703

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Personal Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	IBNR Reserves	Claims Reported
2016	$665	$656	$655	$3	406,588
2017		598	588	(3)	361,857
2018			509	3	288,993
Total			$1,752

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018
2016	$634	$653	$651
2017		574	591
2018			474
Total			$1,716

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Homeowners

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR Reserves	Claims Reported
2009	$757	$777	$776	$772	$772	$772	$772	$769	$768	$768	$—	149,799
2010		838	850	838	840	840	840	836	834	834	—	161,590
2011			955	920	919	916	914	911	908	907	—	179,389
2012				774	741	741	741	739	738	738	1	142,828
2013					673	638	637	634	632	630	1	113,518
2014						710	707	702	700	698	1	121,863
2015							690	703	690	684	3	119,888
2016								669	673	663	7	119,441
2017									866	889	45	123,426
2018										903	89	94,946
Total										$7,714

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$559	$727	$749	$759	$763	$765	$766	$766	$767	$767
2010		599	789	815	825	829	832	833	833	834
2011			709	871	891	899	903	905	908	907
2012				547	696	719	727	731	734	735
2013					467	590	611	622	626	627
2014						526	663	684	691	695
2015							487	645	665	674
2016								481	621	640
2017									538	747
2018										484
Total										$7,110
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
The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. While actuarial methods used and judgments change depending on the age of the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accident year, in 2018, there were no new methods or types of judgments introduced or changes in how those methods and judgments were applied. The reserve selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates.
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

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Workers' compensation	15.8%	19.5%	12.9%	9.0%	6.1%	4.6%	3.2%	2.5%	2.0%	1.4%
General liability	3.3%	8.7%	14.9%	16.5%	13.7%	9.7%	7.8%	3.6%	2.1%	2.1%
Package business	38.1%	21.3%	10.3%	8.7%	5.8%	3.5%	1.9%	1.1%	0.7%	0.3%
Commercial property	60.8%	27.6%	4.9%	1.9%	0.3%	0.1%	0.1%	—%	—%	—%
Commercial automobile liability	17.2%	20.5%	20.7%	18.1%	11.6%	4.8%	2.7%	1.1%	0.6%	0.1%
Commercial automobile physical damage	90.0%	7.1%	(0.5%)
Professional liability	5.7%	18.6%	18.1%	16.2%	9.8%	7.6%	1.3%	1.4%	2.5%	1.1%
Bond	15.4%	30.8%	13.9%	3.3%	0.3%	1.5%	6.1%	(0.1%)	1.0%	(1.9%)
Personal automobile liability	36.9%	33.0%	15.6%	7.4%	3.3%	1.1%	0.5%	0.2%	0.1%	—%
Personal automobile physical damage	95.9%	2.8%	(0.3%)
Homeowners	70.4%	21.1%	3.0%	1.2%	0.5%	0.3%	0.1%	0.1%	—%	—%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2018	2017	2016
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,512	$5,772	$5,889
Reinsurance recoverables	209	208	218
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,303	5,564	5,671
Add: Aetna U.S. group life and disability business acquisition [1]	42	2,833	—
Provision for unpaid losses and loss adjustment expenses
Current incurral year	4,470	2,868	2,562
Prior year's discount accretion	227	202	202
Prior incurral year development [2]	(324)	(185)	(162)
Total provision for unpaid losses and loss adjustment expenses [3]	4,373	2,885	2,602
Less: payments
Current incurral year	2,377	1,528	1,327
Prior incurral years	2,135	1,451	1,382
Total payments	4,512	2,979	2,709
Ending liabilities for unpaid losses and loss adjustment expenses, net	8,206	8,303	5,564
Reinsurance recoverables	239	209	208
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,445	$8,512	$5,772

[1]
Amount recognized in 2018 represents an adjustment to Aetna U.S. group life and disability business reserves, net of reinsurance as of the acquisition date, upon finalization of the opening balance sheet.

[2]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[3]
Includes unallocated loss adjustment expenses of $194, $111 and $100 for the years ended December 31, 2018, 2017 and 2016, respectively, that are recorded in insurance operating costs and other expenses in the Consolidated Statements of Operations.

Group Life, Disability and Accident Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2018			2017			2016
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts		$8,957			$9,071			$6,382
Less: amount of discount	1,505			1,536			1,303
Carrying value of liability for unpaid losses and loss adjustment expenses		$7,452			$7,535			$5,079
Weighted average discount rate	3.4%			3.5%			4.3%
Range of discount rate	2.1%	-	8.0%	2.1%	-	8.0%	3.0%	-	8.0%

Reserves are discounted at rates in effect at the time claims were incurred, ranging from 2.1% for life and disability reserves acquired from Aetna based on interest rates in effect at the acquisition date of November 1, 2017, to 8.0% for the Company’s pre-acquisition reserves for incurral year 1990, and vary by product. Prior year's discount accretion has been calculated as the average reserve balance for the year times the weighted average discount rate. The decrease in the weighted average discount rate from 2016 to 2017 was primarily due to the fact that reserves for the Aetna U.S. group life and disability business are discounted at market rates in effect as of the acquisition date.

Re-estimates of prior incurral years reserves in 2018 was driven by the following:

•
Group disability- Prior period reserve estimates decreased by approximately $230 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions and, primarily for the 2017 incurral year, claim incidence lower than prior assumptions. Short-term disability also experienced favorable claim recoveries.

•
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $90 largely driven by lower-than-previously expected claim incidence inclusive of group life, group life premium waiver, and group accidental

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

death & dismemberment, principally for the 2017 incurral year.
Re-estimates of prior incurral years reserves in 2017 was driven by the following:

•
Group disability- Prior period estimates decreased by approximately $125 driven by group long-term disability favorable claim incidence for incurral year 2016 and claim recoveries higher than prior reserve assumptions.

•
Group life and accident (including group life premium waiver)- Contributing to an approximately $60 decrease in prior period reserve estimates was favorable claim incidence on group life premium waiver for incurral year 2016

Re-estimates of prior incurral years reserves in 2016 was driven by the following:

•
Group disability- Prior period estimates decreased by approximately $90 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions, particularly in the older incurral years. This favorability was partially offset by lower Social Security Disability approvals driven by lower approval rates and backlogs in the Social Security Administration.

•
Group life and accident (including group life premium waiver-Contributing to an approximately $75 decrease in prior period reserve estimates was favorable claim incidence on group life premium waiver for incurral year 2015.

Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2018

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Incurral Years Displayed in Triangles	Cumulative Paid for Incurral Years Displayed in Triangles	Unpaid for Incurral Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Group long-term disability	$11,934	$(6,217)	$2,243	$171	$(1,364)	$6,767	$235	$7,002
Group life and accident, excluding premium waiver	5,820	(5,367)	139	2	(19)	575	2	577
Group short-term disability			113	5	—	118	—	118
Group life premium waiver			818	7	(122)	703	2	705
Group supplemental health			43	—	—	43	—	43
Total Group Benefits	$17,754	$(11,584)	$3,356	$185	$(1,505)	$8,206	$239	$8,445

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Group Long-Term Disability

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	IBNR Reserves	Claims Reported
2011	1,917	1,761	1,660	1,659	1,669	1,660	1,649	1,638	1	39,097
2012		1,829	1,605	1,539	1,532	1,530	1,515	1,504	1	37,343
2013			1,660	1,479	1,429	1,429	1,416	1,413	1	31,755
2014				1,636	1,473	1,430	1,431	1,431	3	32,970
2015					1,595	1,442	1,422	1,420	5	33,541
2016						1,651	1,481	1,468	12	34,259
2017							1,597	1,413	36	31,135
2018								1,647	810	19,386
Total								$11,934

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018
2011	118	508	743	886	996	1,087	1,167	1,231
2012		108	483	708	835	933	1,014	1,080
2013			102	443	664	791	881	954
2014				103	448	675	801	884
2015					108	460	687	806
2016						112	479	705
2017							109	452
2018								105
Total								$6,217

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Group Life and Accident, excluding Premium Waiver

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2016	2017	2018	IBNR Reserves	Claims Reported
2016	$1,974	$1,919	$1,915	$5	45,206
2017		1,999	1,953	20	44,539
2018			1,952	376	41,876
Total			$5,820

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2016	2017	2018
2016	$1,529	$1,888	$1,906
2017		1,551	1,929
2018			1,532
Total			$5,367

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
The Company also records reserves for future death benefits under group term life policies that provide for premiums to be waived in the event the insured is unable to work due to disability and has satisfied an elimination period, which is typically nine months ("premium waiver reserves"). The death benefit reserve for these group life premium waiver claims is estimated for a known disabled claimant equal to the present value of expected future cash outflows (typically a lump sum face amount payable at death plus claim expenses) with separate estimates for claimant recovery (when no death benefit is payable) and for death before recovery or benefit expiry (when death benefit is payable). The IBNR for premium waiver death benefits is estimated with standard actuarial development methods.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year
Group long-term disability	7.3%	24.4%	15.4%	8.7%	6.3%	5.4%	4.6%	3.9%
Group life and accident, excluding premium waiver	79.3%	19.0%	0.9%

12. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits [1]
Liability Balance, as of January 1, 2018	$713
Incurred	72
Paid	(101)
Change in unrealized investment gains and losses	(42)
Liability Balance, as of December 31, 2018	$642
Reinsurance recoverable asset, as of January 1, 2018	$26
Incurred	1
Paid	—
Reinsurance recoverable asset, as of December 31, 2018	$27

Liability Balance, as of January 1, 2017	$322
Acquired [2]	346
Incurred	86
Paid	(50)
Change in unrealized investment gains and losses	9
Liability Balance, as of December 31, 2017	$713
Reinsurance recoverable asset, as of January 1, 2017	$28
Incurred	(1)
Paid	(1)
Reinsurance recoverable asset, as of December 31, 2017	$26

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Short-term and Long-term Debt by Issuance

	As of December 31,
	2018	2017
Revolving Credit Facilities	$—	$—
Senior Notes and Debentures
6.3% Notes, due 2018	—	320
6.0% Notes, due 2019	413	413
5.5% Notes, due 2020	500	500
5.125% Notes, due 2022	800	800
5.95% Notes, due 2036	300	300
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	409	409
6.625% Notes, due 2042	178	178
4.4% Notes, due 2048	500	—
4.3% Notes, due 2043	300	300
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
3 month Libor + 2.125% Notes, due 2067 [1]	500	500
8.125% Notes, due 2068	—	500
Total Notes and Debentures	4,795	5,115
Unamortized discount and debt issuance cost [2]	(117)	(117)
Total Debt	4,678	4,998
Less: Current maturities	413	320
Long-Term Debt	$4,265	$4,678

[1]
In April 2017, the Company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments for this debenture into fixed interest payments of approximately 4.39%.

[2]	The amount primarily consists of $78 and $79 as of December 31, 2018 and 2017, respectively, on the 6.1% Notes, due 2041.
The effective interest rate on the 6.1% senior notes due 2041 is 7.9%. The effective interest rate on the remaining notes does not differ materially from the stated rate. The Company incurred interest expense of $298, $316 and $327 on debt for the years ended December 31, 2018, 2017 and 2016, respectively.
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
On March 15, 2018, The Hartford repaid at maturity the $320 principal amount of its 6.3% senior notes.

Junior Subordinated Debentures
Junior Subordinated Debentures by Issuance

Issue	7.875% Debentures	3 Month Libor + 2.125%
Face Value	$600	$500
Interest Rate [1]	7.875% [2]	N/A	[3]
Call Date	April 15, 2022	February 15, 2022	[4]
Interest Rate Subsequent to Call Date [2]	3 Month Libor + 5.596%	3 Month Libor + 2.125%	[5]
Final Maturity	April 15, 2042	February 12, 2067

[1]	Interest rate in effect until call date.

[2]	Payable quarterly in arrears.

[3]	Debentures were issued on call date.

[4]
The original call date was February 15, 2017. Replacement Capital Covenant associated with the debenture prohibits the Company from redeeming all or any portion of the notes on or prior to February 15, 2022.

[5]
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
The Company has the right to defer interest payments for up to a consecutive ten years without giving rise to an event of default. Deferred interest will continue to accrue and will accrue additional interest at the then applicable interest rate. If the Company defers interest payments, the Company generally may not make payments on or redeem or purchase any shares of its capital stock or any of its debt securities or guarantees that rank upon liquidation, dissolution or winding up equally with or junior to the debentures, subject to certain limited exceptions.
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
The 7.875% and 3 month Libor plus 2.125% debentures may be redeemed in whole prior to the call date upon certain tax or rating agency events, at a price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amount plus any accrued and unpaid interest. The Company may elect to redeem the 7.875% and 3 month Libor plus 2.125% debentures in whole or in part on or after the call date for the principal amount being redeemed plus accrued and unpaid interest to the date of redemption.
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
Long-Term Debt
Long-term Debt Maturities (at par value) as of December 31, 2018

2019 - Current maturities	$413
2020	$500
2021	$—
2022	$800
2023	$—
Thereafter	$3,082

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
Revolving Credit Facilities
On March 29, 2018, the Company entered into an amendment (the "Amendment") to its Five-Year Credit Agreement dated October 31, 2014. The Amendment reset the level of the Company's minimum consolidated net worth financial covenant to $9 billion, excluding AOCI, from its former $13.5 billion (where net worth was defined as stockholders' equity excluding AOCI and including junior subordinated debt), among other updates. Among other changes, under an amended and restated credit agreement that became effective in June 2018 after the closing of the sale of the Company's life and annuity business, the aggregate amount of principal of the credit facility decreased from $1 billion to $750, including a reduction to the amount available for letters of credit from $250 to $100, the maturity date was extended to March 29, 2023, and the liens covenant and certain other covenants were modified.
Revolving loans from the Credit Facility may be in multiple currencies. U.S. dollar loans will bear interest at a floating rate equivalent to an indexed rate depending on the type of borrowing and a basis point spread based on The Hartford's credit rating and will mature no later than March 29, 2023. Letters of credit issued from the Credit Facility bear a fee based on The Hartford's credit rating and expire no later than March 29, 2024. The Credit Facility requires the Company to maintain a minimum consolidated net worth, excluding AOCI, of $9 billion, limit the ratio of senior debt to capitalization, excluding AOCI, at 35% and meet other customary covenants. The Credit Facility is for general corporate purposes.
As of December 31, 2018, no borrowings were outstanding, $3 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants
Commercial Paper
As of December 31, 2018, the Hartford's maximum borrowings available under its commercial paper program was $750 and there was no commercial paper outstanding. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. On July 19, 2018, the Board of Directors revised the Company's commercial paper issuance authorization from $1 billion to $750 to align the program with the Company's $750 five year revolving credit facility which became effective on June 11, 2018.
Collateralized Advances with Federal Home Loan Bank of Boston
In August 2018, the Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), became members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. FHLBB membership required the purchase of member stock and requires additional member stock ownership of 3% or 4% of any amount borrowed. Acceptable forms of collateral include real estate backed fixed maturities and mortgage loans and the amount of advances that can be taken is limited to a percentage of the fair value of the assets that ranges from a high of 97% for US government-backed fixed maturities maturing within 3 years to a low of 40% for A-rated commercial mortgage-backed fixed maturities maturing in 5 years or more. In its consolidated balance sheets, The Hartford would present the liability for advances taken based on use of the funds with advances for general corporate purposes presented in short- or long-term debt and advances to earn incremental investment income presented in other liabilities, consistent with other collateralized financing transactions such as securities lending and repurchase agreements. The Connecticut Department of Insurance (“CTDOI”) permits Hartford Fire and HLA to pledge up to $1.1 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2019. The pledge

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

limit is determined annually based on statutory admitted assets and capital and surplus of Hartford Fire and HLA, respectively. As of December 31, 2018, there were no advances outstanding under the FHLBB facility.

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
As of December 31, 2018, the Company reported $1.1 billion of net asbestos reserves and $203 of net environmental reserves. While the Company believes that its current A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
Effective December 31, 2016, the Company entered into an A&E ADC reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., to reduce uncertainty about potential adverse development of asbestos and environmental reserves. Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net asbestos and environmental reserves as of December 31, 2016 of approximately $1.7 billion. The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. Under retroactive reinsurance accounting, net adverse asbestos and environmental reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, cumulative adverse development of asbestos and environmental claims could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. As of December 31, 2018, the Company has incurred cumulative $523 in adverse development on asbestos and environmental reserves that have been ceded under the ADC treaty with NICO, leaving approximately $977 of coverage available for future adverse reserve development, if any.
Lease Commitments
The total rental expense on operating leases was $56, $57, and $53 in 2018, 2017, and 2016, respectively, which excludes sublease rental income of $4, $3, and $2 in 2018, 2017 and 2016, respectively.
Future minimum lease commitments as of December 31, 2018

Operating Leases
2019	$44
2020	36
2021	25
2022	18
2023	16
Thereafter	34
Total minimum lease payments [1]	$173

[1]	Excludes expected future minimum sublease income of approximately $2, $1, $1, $0, $0 and $0 in 2019, 2020, 2021, 2022, 2023 and thereafter respectively.
The Company’s lease commitments consist primarily of lease agreements for office space, automobiles, and office equipment that expire at various dates.
Unfunded Commitments
As of December 31, 2018, the Company has outstanding commitments totaling $954, of which $707 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $163 of the outstanding commitments relate to various funding obligations associated with private debt and equity securities. The remaining outstanding commitments of $84 relate to mortgage loans. Of the $954 in total outstanding commitments, $48 are related to mortgage loan commitments which the Company can cancel unconditionally.
Guaranty Funds and Other Insurance-Related Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, the guaranty funds may assess its members to pay covered claims of the insolvent insurers. Assessments are based on each member's proportionat

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

e share of written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of the premiums written per year depending on the state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2018 and 2017 the liability balance was $97 and $113, respectively. As of December 31, 2018 and 2017 amounts related to premium tax offsets of $2 and $6, respectively, were included in other assets.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2018 was $76, of which the legal entities have posted collateral of $71 in the normal course of business. Based on derivative market values as of December 31, 2018, a downgrade of one level below the current financial strength rates by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of December 31, 2018, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $7 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, if required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
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
The Hartford has guaranteed the obligations of certain life, accident and health and annuity contracts of the life and annuity business written by Hartford Life Insurance Company between 1990 and 1997 and written by Hartford Life and Annuity Insurance Company between 1993 and 2009. After the sale of this business in May 2018, the purchaser indemnified the Company for any liability arising under the guarantees. The guarantees have no limitation as to maximum potential future payments. The Hartford has not recorded a liability and the likelihood for any payments under these guarantees is remote.
15. EQUITY
Capital Purchase Program ("CPP") Warrants
As of December 31, 2018 and 2017, respectively, the Company has 1.9 million and 2.2 million CPP warrants outstanding and exercisable. The CPP warrants were issued in 2009 as part of a program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008. The CPP warrants expire in June 2019.
CPP warrant exercises were 0.3 million, 1.8 million and 0.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price and the number of shares deliverable for each warrant exercised (the “Warrant

Share Number”). Accordingly, the CPP warrant exercise price was $8.836, $8.999 and $9.126 and the Warrant Share Number was 1.1, 1.0 and 1.0 as of December 31, 2018, 2017 and 2016, respectively. The exercise price will be settled by the Company withholding the number of common shares issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of the Company's common stock on the trading day on which the warrants are exercised and notice is delivered to the warrant agent.
Equity Repurchase Program
During the year ended December 31, 2018, the Company did not repurchase any common shares. In February, 2019, the Company announced a 1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. Based on projected holding company resources, the Company expects to use a portion of the authorization in 2019

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

but anticipates using the majority of the program in 2020. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.
Preferred Stock
On November 6, 2018, the Company issued 13.8 million depositary shares each representing 1/1000th interest in a share of the Company’s 6.0% Series G non-cumulative perpetual preferred stock (the “Preferred Stock”) with a liquidation preference of $25,000 per share (equivalent to $25.00 per depositary share), for net cash proceeds of $334. The Preferred Stock is perpetual and has no maturity date. Dividends will be payable, if declared, quarterly in arrears on the 15th day of February, May, August and November of each year, commencing on February 15, 2019. If a dividend is not declared before the dividend payment date for any dividend period, The Hartford will have no obligation to pay dividends otherwise attributable to such dividend period. If a dividend is not declared and paid or made payable on all outstanding shares of the Preferred Stock for the latest completed dividend period, no dividends may be paid or declared on The Hartford’s common stock and The Hartford may not purchase, redeem, or otherwise acquire its common stock.
The Preferred Stock is redeemable at the Company’s option in whole or in part, on or after November 15, 2023 at a redemption price of $25,000 per share, plus unpaid dividends attributable to the current dividend period. Prior to November 15, 2023, the Preferred Stock is redeemable at the Company’s option, in whole but not in part, within 90 days of the occurrence of (a) a rating agency event at a redemption price equal to $25,500 per share, plus unpaid dividends attributable to the current dividend period in circumstances where a rating agency changes its criteria used to assign equity credit to securities like the Preferred Stock; or (b) a regulatory capital event at a redemption price equal to $25,000 per share, plus unpaid dividends attributable to the current dividend period in circumstances where a capital regulator such as a state insurance regulator changes or proposes to change capital adequacy rules.
On December 13, 2018, The Hartford’s board of directors declared a dividend of $412.50 on each share of the Series G preferred stock (equivalent to $0.4125 per depository share) payable on February 15, 2019, to stockholders of record at the close of business on February 1, 2019.
Statutory Results
The domestic insurance subsidiaries of The Hartford prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, predominately use interest rate and mortality assumptions prescribed by the NAIC for life benefit reserves, generally carry bonds at amortized cost, and present reinsurance assets and liabilities net of reinsurance. For reporting purposes, statutory capital and surplus is referred to collectively as "statutory capital". Life insurance subsidiaries include the Group Benefits insurance subsidiary and, for periods up until the sale date, the life and annuity business sold in May 2018.
Statutory Net Income (Loss)

	For the years ended December 31,
	2018	2017	2016
Group Benefits Insurance Subsidiary	$390	$(1,066)	$208
Property and Casualty Insurance Subsidiaries	1,114	950	304
Life and annuity business sold in May, 2018	196	369	349
Total	$1,700	$253	$861

Statutory Capital

	As of December 31,
	2018	2017
Group Benefits Insurance Subsidiary	$2,407	$2,029
Property and Casualty Insurance Subsidiaries	7,435	7,396
Total	$9,842	$9,425

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
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which the Company operates generally establish minimum solvency requirements for insurance companies. All of the Company's international insurance subsidiaries have capital levels in excess of the minimum levels required by the applicable regulatory authorities.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Total dividends paid by P&C subsidiaries to HFSG holding company in 2018 were $3.1 billion. This includes extraordinary dividends of $3.0 billion, comprised of a $1.9 billion principal paydown on the intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company related to the life and annuity business sold in May 2018, $226 related to interest payments on the note and $900 to fund near-term obligations of the HFSG holding company. In addition, there was $50 of ordinary P&C dividends that were paid to HFSG holding company, and $110 of capital contributed by the HFSG holding company to a run-off P&C subsidiary. Excluding the interest payments on the intercompany note and dividends that were subsequently contributed to a P&C subsidiary, net dividends paid by P&C subsidiaries to HFSG holding company were $2.8 billion during 2018.

Total net dividends received by HFSG holding company in 2018 were $2.9 billion, including the $2.8 billion from P&C subsidiaries and $119 from Hartford Funds during the year. There were no dividends received from Hartford Life and Accident in 2018.
Under the formula described above, in 2019, the Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.2 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner, though only $200 of this dividend capacity could be paid before the fourth quarter of 2019. In 2019, HFSG Holding Company does not anticipate receiving net dividends from its property and casualty insurance subsidiaries, as planned 2019 dividends were received in the fourth quarter 2018. The HFSG Holding Company generally expects to receive net dividends of $850 to $900 a year from its property and casualty insurance subsidiaries subject to the profitability of those subsidiaries and their capital needs.
Hartford Life and Accident Insurance Company ("HLA") has $380 dividend capacity for 2019 and anticipates paying $250 to $300 dividends in 2019.
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its stockholders.
Restricted Net Assets
The Company's insurance subsidiaries had net assets of $10.1 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval at December 31, 2018.
16. INCOME TAXES
Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform establishes new tax laws effective January 1, 2018, including, but not limited to, (1) reduction of the U.S. federal corporate income tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, (3) limitations on the deductibility of certain executive compensation, (4) changes to the discounting of statutory reserves for tax purposes, and (5) limitations on net operating losses (NOLs) generated after December 31, 2017 though there is no impact to the Company’s current NOL carryforwards.
Related to Tax Reform, the Company recorded a provisional net income tax expense of $877 in the period ending December 31, 2017. This net expense consisted of an $821 reduction of the Company’s deferred tax assets primarily due to the reduction in the U.S. federal corporate income tax rate and a $56 sequestration fee payable associated with refundable AMT credits.
During 2018, the Company recorded income tax expense of $17 as measurement period adjustments related to Tax Reform due to the filing of the Company's 2017 federal income tax return and completion of the Aetna Group Benefits acquisition. In addition, the Company recorded an income tax benefit of $56, reflecting the elimination of the sequestration fee payable. In total, the

Company recorded a net income tax benefit from Tax Reform of $39 in 2018.
As of December 31, 2018, the Company had AMT carryovers of $841 which are reflected as a current income tax receivable within Other Assets in the accompanying consolidated balance sheet. AMT credits may be used to offset a regular tax liability for any taxable year beginning after December 31, 2017, and are refundable at an amount equal to 50 percent of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Any remaining credits not used against regular tax liability are refundable in the 2021 tax year to be realized in 2022.
Income Tax Expense
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income (loss) from continuing operations before income taxes included income from domestic operations of $1,753, $704 and $521 for the years ended December 31, 2018, 2017 and 2016, and income (losses) from foreign operations of $0, $19 and $(74) for the years ended December 31, 2018, 2017 and 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Tax Expense (Benefit)

	For the years ended December 31,
	2018	2017	2016
Income Tax Expense (Benefit)
Current - U.S. Federal	$(18)	$116	$10
International	—	1	—
Total current	(18)	117	10
Deferred - U.S. Federal	286	866	(173)
International	—	2	(3)
Total deferred	286	868	(176)
Total income tax expense (benefit)	$268	$985	$(166)

Income Tax Rate Reconciliation

	For the years ended December 31,
	2018	2017	2016
Tax provision at U.S. federal statutory rate [1]	$368	$253	$157
Tax-exempt interest	(66)	(123)	(124)
Decrease in deferred tax valuation allowance	—	—	(79)
Executive Compensation	11	—	—
Stock-based compensation	(5)	(15)	—
Solar credits	—	—	(79)
Sale of the U.K. property & casualty run-off subsidiaries and foreign rate differential	—	5	(37)
Tax Reform	(39)	877	—
Other	(1)	(12)	(4)
Provision (benefit) for income taxes	$268	$985	$(166)

[1] Due to the passage of Tax Reform on December 22, 2017, current and prior period federal statutory rates are reflected at 21% and 35% respectively.
In addition to the effect of tax-exempt interest, the Company's effective tax rate for the year ended December 31, 2018 reflects a federal income tax expense of $11 related to non-deductible executive compensation and a benefit of $5 related to a deduction for stock-based compensation that vested at a fair value per share greater than the fair value on the date of grant.
Included in 2018 is a benefit of $39 related to Tax Reform, primarily due to the elimination of the sequestration fee on AMT credits.
Included in 2017 is an expense of $877 due to the effects of Tax Reform, primarily due to the reduction in net deferred tax assets as a result of the reduction in the federal corporate income tax rate from 35% to 21%.
Included in 2016 is a benefit of $79 due to the investment in solar energy partnerships. The total tax benefit from the transaction was $113, which included the tax effects of the related financial statement realized loss from writing down the investment in partnerships.

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
Deferred Taxes
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities as of December 31, 2018 and 2017 shown in the table below reflect the lower corporate Federal income tax rate as a result of Tax Reform. Deferred tax balances for the year ended December 31, 2017 related to the life and annuity business sold in May 2018 are not included in the table below as they were included in assets held for sale as of December 31, 2017. In lieu of recording a benefit of the tax capital loss on the sale of the life and annuity business, the Company elected to retain tax net operating loss carryovers with an estimated benefit of $477 as of December 31, 2018.
Deferred Tax Assets (Liabilities)

	As of December 31,
	2018	2017
Deferred Tax Assets
Loss reserves and tax discount	$150	$104
Unearned premium reserve and other underwriting related reserves	355	352
Investment-related items	183	194
Employee benefits	287	313
General business credit carryover	1	3
Net operating loss carryover	521	710
Foreign tax credit carryover	—	26
Other	—	1
Total Deferred Tax Assets	1,497	1,703
Deferred Tax Liabilities
Deferred acquisition costs	(104)	(103)
Net unrealized gains on investments	(7)	(306)
Other depreciable and amortizable assets	(135)	(130)
Other	(3)	—
Total Deferred Tax Liabilities	(249)	(539)
Net Deferred Tax Asset	$1,248	$1,164

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
As shown in the deferred tax assets (liabilities) table above, included in net deferred income taxes are the future tax benefits associated with U.S. net operating loss carryover and general business credit carryovers. Net operating loss carryovers, if unused, would expire between 2026 and 2036. General business credits would expire between 2026 and 2027.
U.S. NOLs reflected above arose in taxable years prior to 2017 and are still subject to prior tax law which allows for carryback and limits the period over which carryforwards may be used to offset taxable income. Utilization of the Company's loss carryovers is dependent upon the generation of sufficient future taxable income. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time.
Uncertain Tax Positions
Rollforward of Unrecognized Tax Benefits

	For the years ended December 31,
	2018	2017	2016
Balance, beginning of period	$9	$12	$12
Gross increases - tax positions in prior period	5	3	—
Gross decreases - tax positions in prior period	—	—	—
Gross decreases - tax reform	—	(6)	—
Balance, end of period	$14	$9	$12

The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
In addition, for the year ended December 31, 2018 the Company recorded a receivable of $5 related to a tax indemnification agreement associated with the life and annuity business sold in May 2018. The receivable is separate from the tax liability and is classified as an other asset on the balance sheet.
Other Tax Matters
The federal audits have been completed through 2013, and the Company is not currently under examination for any open years. Management believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from tax examinations and other tax related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized no interest expense for the years ended December 31, 2018, 2017 and 2016. The Company had no interest payable as of December 31, 2018 and 2017. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in AOCI, Net of Tax for the Year Ended December 31, 2018

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,931	$(3)	$18	$34	$(1,317)	$663
Cumulative effect of accounting changes, net of tax [1]	273	—	2	4	(284)	(5)
Adjusted balance, beginning of period	2,204	(3)	20	38	(1,601)	658
OCI before reclassifications [2]	(2,245)	—	8	(8)	(61)	(2,306)
Amounts reclassified from AOCI	65	(1)	(33)	—	38	69
OCI, net of tax	(2,180)	(1)	(25)	(8)	(23)	(2,237)
Ending balance	$24	$(4)	$(5)	$30	$(1,624)	$(1,579)

[1]
Includes reclassification to retained earnings of $88 of stranded tax effects and $93 of net unrealized gains, after tax, related to equity securities. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements for further information.

[2]	The reduction in AOCI included the effect of removing $758 of AOCI from the balance sheet when the life and annuity business was sold in May 2018.
Changes in AOCI, Net of Tax for the Year Ended December 31, 2017

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,276	$(3)	$76	$6	$(1,692)	$(337)
OCI before reclassifications	857	—	(8)	28	(146)	731
Amounts reclassified from AOCI	(202)	—	(50)	—	521	269
OCI, net of tax	655	—	(58)	28	375	1,000
Ending balance	$1,931	$(3)	$18	$34	$(1,317)	$663

Changes in AOCI, Net of Tax for the Year ended December 31, 2016

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,279	$(7)	$130	$(55)	$(1,676)	$(329)
OCI before reclassifications	83	1	(8)	(37)	(52)	(13)
Amounts reclassified from AOCI	(86)	3	(46)	98	36	5
OCI, net of tax	(3)	4	(54)	61	(16)	(8)
Ending balance	$1,276	$(3)	$76	$6	$(1,692)	$(337)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications from AOCI

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Net Unrealized Gain on Securities
Available-for-sale securities	$(80)	$152	$36	Net realized capital gains (losses)
	(80)	152	36	Total before tax
	(17)	53	13	Income tax expense (benefit)
	(2)	103	63	Income (loss) from discontinued operations, net of tax
	$(65)	$202	$86	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$—	$—	$(2)	Net realized capital gains (losses)
	—	—	(2)	Total before tax
	—	—	(1)	Income tax expense (benefit)
	1	—	(2)	Income (loss) from discontinued operations, net of tax
	1	—	(3)	Net income (loss)
Net Gain on Cash Flow Hedging Instruments
Interest rate swaps	$6	$5	$10	Net realized capital gains (losses)
Interest rate swaps	30	37	37	Net investment income
	36	42	47	Total before tax
	8	15	17	Income tax expense (benefit)
	$5	$23	$16	Income (loss) from discontinued operations, net of tax
	$33	$50	$46	Net income (loss)
Foreign Currency Translation Adjustments
Currency translation adjustments [1]	$—	$—	$(118)	Net realized capital gains (losses)
	—	—	(118)	Total before tax
	—	—	(20)	Income tax expense (benefit)
	$—	$—	$(98)	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$7	$7	$6	Insurance operating costs and other expenses
Amortization of actuarial loss	(55)	(61)	(61)	Insurance operating costs and other expenses
Settlement loss	—	(747)	—	Insurance operating costs and other expenses
	(48)	(801)	(55)	Total before tax
	(10)	(280)	(19)	Income tax expense (benefit)
	(38)	(521)	(36)	Net income (loss)
Total amounts reclassified from AOCI	$(69)	$(269)	$(5)	Net income (loss)

[1]	Amount in 2016 relates to the sale of the U.K. property and casualty.
18. EMPLOYEE BENEFIT PLANS
Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in a variety of investments, including up to 10% in a fund consisting largely of common stock of The Hartford. The Company's contributions include a non-elective contribution of 2.0% of eligible

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee each pay period. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the dollar-for-dollar matching contributions of employee compensation in excess of the amount that can be contributed under the tax-qualified Investment and Savings Plan. An employee's eligible compensation includes overtime and bonuses but for the Investment and Savings Plan and Excess Savings Plan combined, is limited to $1 annually. The total cost to The Hartford for these plans was approximately $134, $113 and $115 for the years ended December 31, 2018, 2017 and 2016, respectively.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for the years ended December 31, 2018, 2017 and 2016 for these plans was immaterial.
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
The Plan includes two benefit formulas, both of which are frozen: a final average pay formula (for which all accruals ceased as of December 31, 2008) and a cash balance formula for which benefit accruals ceased as of December 31, 2012, although interest will continue to accrue to existing cash balance formula account balances. Employees who were participants as of December 31, 2012 continue to earn vesting credit with respect to their frozen accrued benefits if they continue to work. The interest crediting rate on the cash balance plan is the greater of the average annual yield on 10-year U.S. Treasury Securities or 3.3%. The Hartford Excess Pension Plan II, the Company's non-qualified excess pension benefit plan for certain highly compensated employees, is also frozen.
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

Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense under the defined benefit pension plan and group retiree health plan are the discount rate and the expected long-term rate of return on plan assets. The assumed discount rates and yield curve is based on high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. Based on all available market and industry information, it was determined that 4.35% and 4.23% were the appropriate discount rates as of December 31, 2018 to calculate the Company’s pension and other postretirement obligations, respectively.
The expected long-term rate of return considers the actual compound rates of return earned over various historical time periods. The Company also considers the investment volatility, duration and total returns for various time periods related to the characteristics of the pension obligation, which are influenced by the Company's workforce demographics. In addition, the Company considers long-term market return expectations for an investment mix that generally anticipates 60% fixed income securities and 40% non fixed income securities (global equities, hedge funds and private market alternatives) to derive an expected long-term rate of return. Based upon these analyses, management determined the long-term rate of return assumption to be 6.60% and 6.60% for the years ended December 31, 2018 and 2017, respectively. To determine the Company's 2019 expense, the Company is currently assuming an expected long-term rate of return on plan assets of 6.45% and 6.00% for the Company's pension and other post retirement obligations, respectively.
Weighted Average Assumptions Used in Calculating the Benefit Obligations and the Net Amount Recognized

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2018	2017	2018	2017
Discount rate	4.35%	3.73%	4.23%	3.55%

Weighted Average Assumptions Used in Calculating the Net Periodic Benefit Cost for Pension Plans

	For the years ended December 31,
	2018	2017	2016
Discount rate	3.73%	4.22%	4.25%
Expected long-term rate of return on plan assets	6.60%	6.60%	6.70%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted Average Assumptions Used in Calculating the Net Periodic Benefit Cost for Other Postretirement Plans

	For the years ended December 31,
	2018	2017	2016
Discount rate	3.55%	3.97%	4.00%
Expected long-term rate of return on plan assets	6.60%	6.60%	6.60%

Assumed Health Care Cost Trend Rates

	For the years ended December 31,
	2018	2017	2016
Pre-65 health care cost trend rate	6.50%	6.75%	6.90%
Post-65 health care cost trend rate	N/A	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2028	2024

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

Change in Benefit Obligation

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2018	2017	2018	2017
Benefit obligation — beginning of year	$4,376	$5,650	$256	$272
Service cost	4	4	—	—
Interest cost	142	170	7	8
Plan participants’ contributions	—	—	11	11
Actuarial (gain) loss	(6)	139	—	5
Settlements	—	(1,647)	—	—
Changes in assumptions	(329)	332	(11)	10
Benefits and expenses paid	(186)	(273)	(45)	(51)
Retiree drug subsidy	—	—	2	1
Foreign exchange adjustment	(1)	1	—	—
Benefit obligation — end of year	$4,000	$4,376	$220	$256

Changes in assumptions in 2018 primarily included a $281 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 3.73% as of the December 31, 2017 valuation to 4.35% as of the December 31, 2018 valuation. Changes in assumptions in 2017 included a $350 increase in the benefit obligation for pension benefits as a result of a decline in the discount rate from 4.22% as of the December 31, 2016 valuation to 3.73% as of the December 31, 2017 valuation.
The cash balance plan pension benefit obligation was $412 and $443 as of December 31, 2018 and 2017, respectively. The interest crediting rate was 3.30% in 2018, 2017, and 2016.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in Plan Assets

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2018	2017	2018	2017
Fair value of plan assets — beginning of year	$3,592	$4,678	$114	$138
Actual return on plan assets	(172)	549	(2)	11
Employer contributions	103	280	—	—
Benefits paid [1]	(161)	(248)	(27)	(35)
Expenses paid	(17)	(21)	—	—
Settlements	—	(1,647)	—	—
Foreign exchange adjustment	(1)	1	—	—
Fair value of plan assets — end of year	$3,344	$3,592	$85	$114
Funded status — end of year	$(656)	$(784)	$(135)	$(142)

[1]	Other postretirement benefits paid represent non-key employee postretirement medical benefits paid from the Company's prefunded trust fund.
The fair value of assets for pension benefits, and hence the funded status, presented in the table above excludes assets of $139 and $144 as of December 31, 2018 and 2017, respectively, held in rabbi trusts and designated for the non-qualified pension plans. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The rabbi trust assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, pension plan assets would have been $3,483 and $3,736 as of December 31, 2018 and 2017, respectively, and the funded status of pension benefits would have been $(517)and $(640) as of December 31, 2018 and 2017, respectively.
Defined Benefit Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2018	2017
Projected benefit obligation	$4,000	$4,376
Accumulated benefit obligation	$4,000	$4,376
Fair value of plan assets	$3,344	$3,592

Amounts Recognized in the Consolidated Balance Sheets

	Pension Benefits		Other Postretirement Benefits
	As of December 31,
	2018	2017	2018	2017
Other liabilities	$656	$784	$135	$142

Components of Net Periodic Benefit Cost (Benefit) and Other Amounts Recognized in Other Comprehensive Income (Loss)
As a result of the pension settlement, in 2017, the Company recognized a pre-tax settlement charge of $750 ($488 after tax) and a reduction to stockholders' equity of $144.
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
This change does not affect the measurement of the Company's total benefit obligations as the change in the interest cost in net income is completely offset in the actuarial (gain) loss reported for the period in other comprehensive income. The change reduced the before tax interest cost component of net periodic benefit cost by $32 for the year ended December 31, 2017. The discount rate being used to measure interest cost was 3.58% for the period from January 1, 2017 to June 30, 2017 and 3.37% for the period from July 1, 2017 to December 31, 2017 for the qualified pension plan, 3.55% for the non-qualified pension plan, and 3.13% for the postretirement benefit plan. Under the Company's historical estimation approach, the weighted average discount rate for the interest cost component would have been 4.22% for the period from January 1, 2017 to June 30, 2017 and 3.92% for the period from July 1, 2017 to December 31, 2017 for the qualified pension plan, 4.19% for the non-qualified pension plan and 3.97% for the postretirement benefit plan. The Company accounted for this change as a change in estimate, and accordingly, has recognized the effect prospectively beginning in 2017.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Periodic Cost (Benefit)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2018	2017	2016	2018	2017	2016
Service cost	$4	$4	$2	$—	$—	$—
Interest cost	142	170	237	7	8	11
Expected return on plan assets	(227)	(267)	(311)	(7)	(8)	(10)
Amortization of prior service credit	—	—	—	(7)	(7)	(6)
Amortization of actuarial loss	49	56	56	6	5	5
Settlements	—	750	—	—	—	—
Net periodic cost (benefit)	$(32)	$713	$(16)	$(1)	$(2)	$—

Amounts Recognized in Other Comprehensive Income (Loss)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2018	2017	2016	2018	2017	2016
Amortization of actuarial loss	$49	$56	$56	$6	$5	$5
Settlement loss	—	750	—	—	—	—
Amortization of prior service credit	—	—	—	(6)	(7)	(6)
Net loss arising during the year	(91)	(209)	(66)	3	(12)	(4)
Total	$(42)	$597	$(10)	$3	$(14)	$(5)

Amounts in Accumulated Other Comprehensive Income (Loss), Before Tax, not yet Recognized as Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	As of December 31,
	2018	2017	2016	2018	2017	2016
Net loss	$(2,008)	$(1,966)	$(2,563)	$(120)	$(129)	$(122)
Prior service credit	—	—	—	72	78	85
Total	$(2,008)	$(1,966)	$(2,563)	$(48)	$(51)	$(37)

The pension settlement transaction resulted in a decrease to unrecognized net loss of $750 in 2017.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

These portfolios encompass multiple asset classes reflecting the current needs of the Plan, the investment preferences and risk tolerance of the Plan and the desired degree of diversification. These asset classes include publicly traded equities, bonds and alternative investments and are made up of individual investments in cash and cash equivalents, equity securities, debt securities, asset-backed securities, mortgage loans and hedge funds. Hedge fund investments represent a diversified portfolio of partnership investments in a variety of strategies.
In addition, the Company uses U.S. Treasury bond futures contracts and U.S. Treasury STRIPS in a duration overlay program to adjust the duration of Plan assets to better match the duration of the benefit obligation.
Investment Valuation
Pension Plan Assets at Fair Value as of December 31, 2018

Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$50	$60	$—	$110
Fixed Income Securities:
Corporate	—	1,663	14	1,677
RMBS	—	62	1	63
U.S. Treasuries	10	120	—	130
Foreign government	—	15	2	17
CMBS	—	22	—	22
Other fixed income [1]	—	52	1	53
Mortgage Loans	—	—	133	133
Equity Securities:
Domestic	376	3	—	379
International	303	—	—	303
Total pension plan assets at fair value, in the fair value hierarchy [2]	$739	$1,997	$151	$2,887
Other Investments, at net asset value [3]:
Private Market Alternatives				272
Hedge funds				186
Total pension plan assets at fair value.	$739	$1,997	$151	$3,345

[1]	Includes ABS, municipal bonds, and CDOs.

[2]
Excludes approximately $1 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

[3]	Investments that are measured at net asset value per share or an equivalent and have not been classified in the fair value hierarchy.

Pension Plan Assets at Fair Value as of December 31, 2017

Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$21	$168	$—	$189
Fixed Income Securities:
Corporate	—	1,549	14	1,563
RMBS	—	28	2	30
U.S. Treasuries	3	74	—	77
Foreign government	—	16	1	17
CMBS	—	28	2	30
Other fixed income [1]	—	97	2	99
Mortgage Loans	—	—	140	140
Equity Securities:
Large-cap domestic	595	89	—	684
Mid-cap domestic	11	—	—	11
International	343	—	—	343
Total pension plan assets at fair value, in the fair value hierarchy [2]	$973	$2,049	$161	$3,183
Other Investments, at net asset value [3]:
Private Market Alternatives				168
Hedge funds				212
Total pension plan assets at fair value.	$973	$2,049	$161	$3,563

[1]	Includes ABS, municipal bonds, and CDOs.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2018 Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Mortgage loans	Other [1]	Totals
Fair Value as of January 1, 2018	$14	$2	$1	$140	$4	$161
Realized gains,net	—	—	—	—	—	—
Changes in unrealized gains (losses), net	(1)	—	—	(1)	—	(2)
Purchases	5	—	1	—	—	6
Settlements	—	—	—	—	—	—
Sales	(4)	(1)	—	(6)	(3)	(14)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair Value as of December 31, 2018	$14	$1	$2	$133	$1	$151

[1]	"Other" includes U.S. Treasuries, Other fixed income and CMBS investments.
During the year ended December 31, 2018, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.

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
[1]"Other" includes U.S. Treasuries, Other fixed income and CMBS investments.
During the year ended December 31, 2017, transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.
There was less than $1 in Company common stock included in the Plan’s assets as of December 31, 2018 and 2017.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Postretirement Plan Assets at Fair Value as of December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$4	$—	$—	$4
Fixed Income Securities:
Corporate	—	19	—	19
RMBS	—	15	—	15
U.S. Treasuries	6	13	—	19
Foreign government	—	1	—	1
CMBS	—	2	—	2
Other fixed income	—	2	—	2
Equity Securities:
Large-cap	23	—	—	23
Total other postretirement plan assets at fair value [1]	$33	$52	$—	$85

[1]
Excludes approximately $1 of investment receivables net of investment payables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

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

For other postretirement plan assets measured using significant unobservable inputs (level 3), the fair value for other fixed income securities decreased from $1 as of December 31, 2017 to $0 as of December 31, 2018 due to $1 in sales.
For other postretirement plan level 3 assets, the fair value of corporate securities decreased from $1 as of December 31, 2016 to $0 as of December 31, 2017 due to $1 in purchases and $2 in sales. RMBS decreased from $1 to $0 due to $1 in settlements. Other fixed income remained at $1 from 2016 to 2017 due to $1 in purchases and $1 transfers out of level 3.

There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2018 and 2017.
Concentration of Risk
In order to minimize risk, the Plan maintains a listing of permissible and prohibited investments. In addition, the Plan has certain concentration limits and investment quality requirements imposed on permissible investment options. Permissible investments include U.S. equity, international equity, alternative asset and fixed income investments including derivative instruments. Permissible derivative instruments include futures contracts, options, swaps, currency forwards, caps or floors and may be used to control risk or enhance return but will not be used for leverage purposes.
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
Cash Flows
Company Contributions

Employer Contributions	Pension Benefits	Other Postretirement Benefits
2018	$103	$—
2017	$281	$—

In 2018, the Company, at its discretion, made $101 in contributions to the U.S. qualified defined benefit pension plan. The Company does not have a 2019 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2019. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2019 to make this determination.
Employer contributions in 2018 and 2017 were made in cash and did not include contributions of the Company’s common stock.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Benefit Payments
Amounts of Benefits Expected to be Paid over the next Ten Years from Pension and other Postretirement Plans as of December 31, 2018

	Pension Benefits	Other Postretirement Benefits
2019	$239	$27
2020	239	24
2021	246	22
2022	251	20
2023	250	18
2024 - 2028	1,263	67
Total	$2,488	$178

19. STOCK COMPENSATION PLANS
The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2018, 2017 and 2016, the Company issued shares from treasury in satisfaction of stock-based compensation.
Stock-based compensation expense, included in insurance operating costs and other expenses in the consolidated statement of operations, was as follows:
Stock-Based Compensation Expense

	For the years ended December 31,
	2018	2017	2016
Stock-based compensation plans expense [1]	$130	$116	$81
Income tax benefit	(27)	(41)	(29)
Excess tax benefit on awards vested, exercised and expired	(5)	(15)	—
Total stock-based compensation plans expense, after tax [2]	$98	$60	$52

[1]
The increase in stock-based compensation plans expense in 2018 and 2017 was largely due to a change made in 2017 to provide accelerated vesting of newly issued restricted stock unit and performance share awards to retirement eligible employees.

[2]	The increase in stock-based compensation plans expense, after-tax in 2018 is primarily related to the reduction of the U.S. federal corporate tax rate from 35% to 21%.
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2018, the total compensation cost related to non-vested awards not yet recognized was $64, which is expected to be recognized over a weighted average period of 1.9 years.
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
Stock Plan
Future stock-based awards may be granted under The Hartford's 2014 Incentive Stock Plan (the "Incentive Stock Plan") other than the Subsidiary Stock Plan and the Employee Stock Purchase Plan described below. The Incentive Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The maximum number of shares, subject to adjustments set forth in the Incentive Stock Plan, that may be issued to Company employees and third party service providers during the 10-year duration of the Incentive Stock Plan is 12,000,000 shares. If any award under an earlier incentive stock plan is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the Incentive Stock Plan and such shares shall be added to the maximum limit. As of December 31, 2018, there were 7,294,481 shares available for future issuance.
The fair values of awards granted under the Incentive Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally 3 years. For stock option awards to retirement-eligible employees the Company recognizes the expense over a period shorter than the stated vesting period

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. Beginning with awards granted in 2017, employees with restricted stock units and performance shares receive accelerated vesting upon meeting certain retirement eligibility criteria.
Stock Option Awards
Under the Incentive Stock Plan, options granted have an exercise price at least equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is not to exceed 10 years. Options generally become exercisable over a period of three years commencing one year from the date of grant. Certain other options become exercisable at the later of three years from the date of grant or upon specified market appreciation of the Company's common shares.
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
Stock Options Valuation Assumptions

	For the years ended December 31,
	2018			2017			2016
Expected dividend yield	1.8%			1.9%			2.0%
Expected annualized spot volatility	20.8%	-	36.5%	21.8%	-	37.9%	27.3%	-	41.3%
Weighted average annualized volatility	29.0%			29.5%			34.1%
Risk-free spot rate	1.5%	-	2.9%	0.4%	-	2.4%	0.3%	-	1.8%
Expected term	5.7 years			5.0 years			5.0 years

Non-qualified Stock Option Activity Under the Incentive Stock Plan

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2018
Outstanding at beginning of year	5,212	$37.25
Granted	876	$53.81
Exercised	(571)	$26.43
Forfeited	—	$—
Expired	(27)	$74.88
Outstanding at end of year	5,490	$40.84	6.1 years	$32
Outstanding, fully vested and expected to vest	5,240	$42.79	6.1 years	$30
Exercisable at end of year	3,737	$36.30	4.9 years	$32

Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2018, 2017, and 2016 was $14.04, $12.38 and $12.14, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $14, $8, and $1, respectively.

Share Awards
Share awards granted under the Incentive Stock Plan and outstanding include restricted stock units and performance shares.
Restricted Stock and Restricted Stock Units
Restricted stock units are share equivalents that are credited with dividend equivalents. Dividend equivalents are accumulated and paid in incremental shares when the underlying units vest.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock are shares of The Hartford's common stock with restrictions as to transferability until vested. Restricted stock units and restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. Generally, restricted stock units vest at the end of or over three years; certain restricted stock units vest at the end of five years. Beginning in 2017, restricted stock units vest at the earlier of employees retirement eligibility date or three years. Equity awards granted to non-employee directors generally vest in one year and were made in the form of restricted stock units in 2018, 2017 and 2016.
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
Performance share awards that are not dependent on market conditions are valued equal to the market price of the Company's common stock on the date of grant less a discount for the absence of dividends. Stock-compensation expense for these performance share awards without market conditions is based on a current estimate of the number of awards expected to vest based on the performance level achieved and, therefore, may change during the performance period as new estimates of performance are available.
Other performance share awards or portions thereof have a market condition based upon the Company's total stockholder return relative to a group of peer companies within a period of three years from the date of grant. Stock compensation expense for these performance share awards is based on the number of awards expected to vest as estimated at the grant date and, therefore, does not change for changes in estimated performance. The Company uses a risk neutral Monte-Carlo valuation model that incorporates time to maturity, implied volatilities of the Company and the peer companies, and correlations between the Company and the peer companies and interest rates.
Assumptions for Total Shareholder Return Performance Shares

	For the years ended December 31,
	2018			2017			2016
Volatility of common stock	20.8%			20.3%			22.2%
Average volatility of peer companies	17.0%	-	25.0%	15.0%	-	25.0%	15.0%	-	26.0%
Average correlation coefficient of peer companies	54.0%			60.0%			56.0%
Risk-free spot rate	2.4%			1.5%			1.0%
Term	3.0 years			3.0 years			3.0 years

Total Share Awards
Non-vested Share Award Activity Under the Incentive Stock Plan

	Restricted Stock and Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2018
Non-vested at beginning of year	4,444	$43.94	795	$45.16
Granted	1,359	$53.11	372	$50.26
Performance based adjustment			188	$43.59
Vested	(1,721)	$41.52	(539)	$43.59
Forfeited	(636)	$46.07	(81)	$44.45
Non-vested at end of year	3,446	$48.43	735	$49.56

The weighted average grant-date fair value per share of restricted stock units and restricted stock granted during the years ended December 31, 2018, 2017, and 2016 was $53.11, $48.90 and $42.87, respectively. The weighted average grant-date fair value per share of performance shares granted during the years ended December 31, 2018, 2017, and 2016 was $50.26, $48.89 and $41.50, respectively.
The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $114, $94 and $128,

respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2018, 2017 and 2016.
Subsidiary Stock Plan
In 2013 the Company established a subsidiary stock-based compensation plan similar to The Hartford Incentive Stock Plan except that it awards non-public subsidiary stock as

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

compensation. The Company recognized stock-based compensation plan expense of $9, $9 and $7 in the years ended December 31, 2018, 2017 and 2016, respectively, for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company recognizes a noncontrolling equity interest. Employees are restricted from selling vested subsidiary stock to anyone other than the Company and the Company has discretion on the amount of stock to repurchase. Therefore, the subsidiary stock is classified as equity because it is not mandatorily redeemable. For the year ended December 31, 2018, the Company repurchased $4 in subsidiary stock.
Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5%

of the market price per share on the last trading day of the offering period. Accordingly, the plan is a non-compensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2018, there were 4,297,972 shares available for future issuance. During the years ended December 31, 2018, 2017 and 2016, 219,661 shares, 204,533 shares, and 222,113 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $2.56, $2.63 and $2.26 during the years ended December 31, 2018, 2017 and 2016, respectively. The fair value is estimated based on the 5% discount off the market price per share on the last trading day of the offering period.
20. BUSINESS DISPOSITIONS AND DISCONTINUED OPERATIONS
Sale of U.K. business
On May 10, 2017, the Company completed the sale of its U.K. property and casualty run-off subsidiaries, Hartford Financial Products International Limited and Downlands Liability Management Limited, in a cash transaction to Catalina Holdings U.K. Limited ("buyer"), for approximately $272, net of transaction costs. The Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. Revenues and earnings are not material to the Company's consolidated results of operations for the years ended December 31, 2017 and 2016.
The sale resulted in an after tax capital loss from the transaction of $5 on the sale for the year ended December 31, 2016.
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

Sale of life and annuity business
On May 31, 2018, the Company’s wholly-owned subsidiary, Hartford Holdings, Inc. (HHI), completed the sale of its life and annuity business to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group. Under the terms of the sale agreement signed December 3, 2017, the investor group formed a limited partnership, Hopmeadow Holdings LP, that acquired Hartford Life, Inc. (HLI), and its life and annuity operating subsidiaries, for cash of approximately $1.4 billion after a pre-closing dividend to The Hartford of $300. The Hartford received a 9.7% ownership interest in the limited partnership, valued at a cost of $164 as of the sale date. In addition, as part of the terms of the sale agreement, The Hartford reduced its long-term debt by $142 because the debt, which was issued by HLI, was included as part of the sale. Including cash proceeds and the retained equity interest and net of transaction costs, net proceeds for the sale were approximately $1.5 billion. The life and annuity operations met the criteria for reporting as discontinued operations and are reported in the Corporate category through the date of sale.
The Company recognized a loss on sale within discontinued operations of approximately $3.3 billion in 2017 and a reduction in loss on sale of $202 in 2018. The reduction in loss on sale in 2018 primarily resulted from the reclassification to retained earnings of $193 of tax effects stranded in AOCI due to the accounting for Tax Reform and a $141 increase in estimated retained tax benefits, primarily net operating loss carryovers, partially offset by $104 of operating income from discontinued operations during the period up until the closing date and a reclassification of $10 of net unrealized capital gains from AOCI to retained earnings. See Note 1 - Adoption of New Accounting Standards within Basis of Presentation and Significant Accounting Policies, for additional information about the reclassifications from AOCI to retained earnings. The estimated amount of retained net operating loss carryovers depends on the estimated tax basis of the business sold which increased

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

subsequent to the date the Company entered into the sale agreement. At closing, stockholders’ equity was further reduced for the amount of AOCI of the life and annuity business, which was approximately $758, largely consisting of net unrealized gains on investments, net of shadow DAC. The AOCI balance was $1 billion as of December 31, 2017.
Cash inflows and outflows from and to the life and annuity business after closing were immaterial to the overall inflows and outflows of the Company. Additionally, the revenues and expenses presented in continuing operations related to pre-disposal operations were immaterial.
The Company will continue to manage invested assets of the life and annuity business sold in May 2018 for an initial term of five years and provide transition services for up to 24 months.
The Hartford reported its 9.7% ownership interest in Hopmeadow Holdings LP, which is accounted for under the equity method, in other assets in the Consolidated Balance Sheet. The Hartford recognizes its share of income in other revenues in the Consolidated Statement of Operations on a three month delay, when financial information from the investee becomes available. The Company recognized $8 of income for 2018.
Major Classes of Assets and Liabilities Transferred to the Buyer in Connection with the Sale

	Carrying Value as of
	Closing	December 31, 2017 [2]
Assets
Cash and investments	$27,058	$30,135
Reinsurance recoverables	20,718	20,785
Loss accrual [1]	(3,044)	(3,257)
Other assets	2,907	1,439
Separate account assets	110,773	115,834
Total assets held for sale	$158,412	$164,936
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	$14,308	$14,482
Other policyholder funds and benefits payable	28,680	29,228
Long-term debt	142	142
Other liabilities	2,222	2,756
Separate account liabilities	110,773	115,834
Total liabilities held for sale	$156,125	$162,442

[1]	Represents the estimated accrued loss on sale of the Company's life and annuity business.

[2]	Classified as assets and liabilities held for sale.

Reconciliation of the Major Line Items Constituting Pretax Profit (Loss) of Discontinued Operations

	For the years ended December 31,
	2018	2017	2016
Revenues
Earned premiums	$39	$106	$114
Fee income and other	382	912	931
Net investment income	519	1,289	1,384
Net realized capital losses	(68)	(53)	(158)
Total revenues	872	2,254	2,271
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	535	1,416	1,390
Amortization of DAC	58	45	146
Insurance operating costs and other expenses [1]	157	368	378
Total benefits, losses and expenses	750	1,829	1,914
Income before income taxes	122	425	357
Income tax expense (benefit)	2	37	74
Income from operations of discontinued operations, net of tax	120	388	283
Net realized capital gain (loss) on disposal, net of tax	202	(3,257)	—
Income (loss) from discontinued operations, net of tax	$322	$(2,869)	$283
[1]Corporate allocated overhead has been included in continuing operations.
Cash Flows from Discontinued Operations included in the Consolidated Statement of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities from discontinued operations	$603	$797	$784
Net cash provided by investing activities from discontinued operations	$463	$1,466	$864
Net cash used in financing activities from discontinued operations [1]	$(737)	$(884)	$(647)
Cash paid for interest	$—	$11	$11

[1]	Excludes return of capital to parent of $619, $1,396, and $752 for 2018, 2017 and 2016, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. QUARTERLY RESULTS (UNAUDITED)
Current and Historical Quarterly Results of the Company

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Revenues	$4,691	$4,169	$4,789	$4,214	$4,842	$4,192	$4,633	$4,587
Benefits, losses and expenses	4,172	3,768	4,252	4,495	4,312	4,011	4,466	4,165
Income (loss) from continuing operations, net of tax	428	303	434	(152)	427	145	196	(558)
Income (loss) from discontinued operations, net of tax	169	75	148	112	5	89	—	(3,145)
Net income (loss)	$597	$378	$582	$(40)	$432	$234	$196	$(3,703)
Less: Preferred stock dividends	—	—	—	—	—	—	6	—
Net income (loss) available to common stockholders	$597	$378	$582	$(40)	$432	$234	$190	$(3,703)
Basic
Income (loss) from continuing operations, net of tax, available to common stockholders per share	$1.20	$0.82	$1.21	$(0.42)	$1.19	$0.40	$0.53	$(1.56)
Income (loss) from discontinued operations, net of tax per share	$0.47	$0.20	$0.41	$0.31	$0.01	$0.25	$—	$(8.81)
Net income (loss) per common share available to common stockholders	$1.67	$1.02	$1.62	$(0.11)	$1.20	$0.65	$0.53	$(10.37)
Diluted
Income (loss) from continuing operations, net of tax, available to common stockholders per share	$1.18	$0.80	$1.19	$(0.42)	$1.17	$0.40	$0.52	$(1.56)
Income (loss) from discontinued operations, net of tax per share	$0.46	$0.20	$0.41	$0.31	$0.02	$0.24	$—	$(8.81)
Net income (loss) per common share available to common stockholders	$1.64	$1.00	$1.60	$(0.11)	$1.19	$0.64	$0.52	$(10.37)
Weighted average common shares outstanding, basic	357.5	371.4	358.3	366.0	358.6	360.2	359.1	357.0
Weighted average shares outstanding and dilutive potential common shares [1]	363.9	378.6	364.2	366.0	364.1	367.0	364.0	357.0

[1]
In periods where a loss from continuing operations, net of tax, available to common stockholders or net loss available to common stockholders is recognized, inclusion of incremental dilutive shares would be antidilutive. Due to the antidilutive impact, such shares are excluded from the diluted earnings per share calculation of income (loss) from continuing operations, net of tax, available to common stockholders and net income (loss) available to common stockholders in such periods.

Part IV - Schedule I. Summary of Investments - Other Investments in Affiliates

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(in millions)

	As of December 31, 2018
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$4,446	$4,430	$4,430
States, municipalities and political subdivisions	9,972	10,346	10,346
Foreign governments	866	847	847
Public utilities	2,017	1,991	1,991
All other corporate bonds	11,679	11,407	11,407
All other mortgage-backed and asset-backed securities	6,623	6,631	6,631
Total fixed maturities, available-for-sale	35,603	35,652	35,652
Fixed maturities, at fair value using fair value option	21	22	22
Total fixed maturities	35,624	35,674	35,674
Equity Securities
Common stocks
Industrial, miscellaneous and all other	1,170	1,170	1,170
Non-redeemable preferred stocks	44	44	44
Total equity securities, at fair value	1,214	1,214	1,214
Mortgage loans	3,704	3,746	3,704
Futures, options and miscellaneous	254	192	192
Short-term investments	4,282	4,283	4,283
Investments in partnerships and trusts	1,723		1,723
Total investments	$46,802		$46,790

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(In millions)

	As of December 31,
Condensed Balance Sheets	2018	2017
Assets
Fixed maturities, available-for-sale, at fair value	$785	$637
Equity securities, at fair value	30	—
Other investments	103	(1)
Short-term investments	2,603	442
Cash	3	2
Investment in affiliates [1]	15,074	19,023
Deferred income taxes	992	693
Unamortized issue costs	3	1
Other assets	78	11
Total assets	$19,671	$20,808
Liabilities and Stockholders’ Equity
Net payable to affiliates	$1,530	$1,598
Short-term debt (includes current maturities of long-term debt)	413	320
Long-term debt	4,265	4,678
Other liabilities	362	718
Total liabilities	6,570	7,314
Total stockholders’ equity	13,101	13,494
Total liabilities and stockholders’ equity	$19,671	$20,808
[1]2017 includes amounts for the life and annuity business accounted for as held for sale and operating results for that business included in discontinued operations in the Consolidated Financial Statements. See Note 20 – Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2018	2017	2016
Net investment income	$41	$15	$21
Net realized capital gains (losses)	37	(1)	(6)
Total revenues	78	14	15
Interest expense	298	316	328
Loss on extinguishment of debt	6	—	—
Pension settlement	—	750	—
Other expense (income)	(6)	1	9
Total expenses	298	1,067	337
Loss before income taxes and earnings of subsidiaries	(220)	(1,053)	(322)
Income tax expense (benefit)	(630)	106	(117)
Income (loss) before earnings of subsidiaries	410	(1,159)	(205)
Earnings (losses) of subsidiaries [1]	1,397	(1,972)	1,101
Net income (loss)	1,807	(3,131)	896
Other comprehensive income (loss) - parent company:
Change in net gain/loss on cash-flow hedging instruments	8	2	—
Change in net unrealized gain/loss on securities	(271)	280	1
Change in pension and other postretirement plan adjustments	(26)	107	(6)
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	(289)	389	(5)
Other comprehensive income (loss) of subsidiaries	(1,948)	611	(3)
Total other comprehensive income (loss)	(2,237)	1,000	(8)
Total comprehensive income (loss)	$(430)	$(2,131)	$888
[1]2017 and 2016 include amounts for the life and annuity business accounted for as held for sale and operating results for that business included in discontinued operations in the Consolidated Financial Statements. See Note 20 – Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2018	2017	2016
Operating Activities
Net income (loss)	$1,807	$(3,131)	$896
Loss on extinguishment of debt	6	—	—
Equity in net loss (income) of subsidiaries	(1,397)	1,972	(1,101)
Change in operating assets and liabilities	2,362	3,220	1,634
Cash provided by operating activities	2,778	2,061	1,429
Investing Activities
Net proceeds from (payments for) short-term investments	(2,161)	(121)	30
Net additions to property and equipment	(69)	—	—
Capital returned from (contributions to) subsidiaries	(148)	(633)	491
Cash provided by (used for) investing activities	(2,378)	(754)	521
Financing Activities
Proceeds from issuance of debt	490	500	—
Repayments of debt	(826)	(416)	(275)
Preferred stock issued, net of issuance costs	334	—	—
Treasury stock acquired	—	(1,028)	(1,330)
Net issuance (return of) shares under incentive and stock compensation plans	(18)	(20)	(11)
Dividends paid on common shares	(379)	(341)	(334)
Cash used for financing activities	(399)	(1,305)	(1,950)
Net increase in cash	1	2	—
Cash — beginning of period	2	—	—
Cash — end of period	$3	$2	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$290	$312	$326
Dividends Received from Subsidiaries	$3,115	$2,142	$1,320

Part IV - Schedule III. Supplementary Insurance Information

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Reserve for Future Policy Benefits	Unearned Premiums	Other Policyholder Funds and Benefits Payable

As of December 31, 2018
Commercial Lines	$495	$19,455	$—	$3,589	$—
Personal Lines	117	2,456	—	1,643	—
Property & Casualty Other Operations	—	2,673	—	7	—
Group Benefits	52	8,445	427	43	455
Hartford Funds	6	—	—	—	—
Corporate	—	—	215	—	312
Consolidated	$670	$33,029	$642	$5,282	$767
As of December 31, 2017
Commercial Lines	$467	$18,893	$—	$3,504	$—
Personal Lines	127	2,294	—	1,768	—
Property & Casualty Other Operations	—	2,588	—	10	—
Group Benefits	47	8,512	441	40	492
Hartford Funds	9	—	—	—	—
Corporate	—	—	272	—	324
Consolidated	$650	$32,287	$713	$5,322	$816

Part IV - Schedule III. Supplementary Insurance Information

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums [2]
For the year December 31, 2018
Commercial Lines	$7,081	$997	$4,112	$1,048	$1,396	$7,136
Personal Lines	3,523	155	2,763	275	684	3,276
Property & Casualty Other Operations	—	90	65	—	13	(4)
Group Benefits	5,598	474	4,214	45	1,342	—
Hartford Funds	1,032	5	—	16	831	—
Corporate	53	59	11	—	387	—
Consolidated	$17,287	$1,780	$11,165	$1,384	$4,653	$10,408
For the year December 31, 2017
Commercial Lines	$6,902	$949	$4,322	$1,009	$1,381	$6,956
Personal Lines	3,819	141	3,000	309	649	3,561
Property & Casualty Other Operations	—	106	18	—	9	—
Group Benefits	3,677	381	2,803	33	924	—
Hartford Funds	992	3	—	21	805	—
Corporate	4	23	31	—	1,125	—
Consolidated	$15,394	$1,603	$10,174	$1,372	$4,893	$10,517
For the year December 31, 2016
Commercial Lines	$6,690	$917	$3,994	$973	$1,244	$6,732
Personal Lines	4,023	135	3,175	348	669	3,837
Property & Casualty Other Operations	—	127	278	—	663	(1)
Group Benefits	3,223	366	2,514	31	776	—
Hartford Funds	885	1	—	24	741	—
Corporate	3	31	—	1	413	—
Consolidated	$14,824	$1,577	$9,961	$1,377	$4,506	$10,568
[1]includes interest expense, loss on extinguishment of debt, restructuring and other costs, reinsurance loss on disposition and amortization of intangible assets
[2]Excludes life insurance pursuant to Regulation S-X.

Part IV - Schedule IV. Reinsurance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded Amount	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2018
Life insurance in-force	$722,048	$16,674	$442,817	$1,148,191	39%
Insurance revenues
Property and casualty insurance	$10,824	$599	$221	$10,446	2%
Life insurance and annuities	1,551	22	1,082	2,611	41%
Accident and health insurance	2,064	39	962	2,987	32%
Total insurance revenues	$14,439	$660	$2,265	$16,044	14%
For the year ended December 31, 2017
Life insurance in-force	$700,860	$9,493	$301,573	$992,940	30%
Insurance revenues
Property and casualty insurance	$10,923	$600	$232	$10,555	2%
Life insurance and annuities	1,526	14	232	1,744	13%
Accident and health insurance	1,755	36	214	1,933	11%
Total insurance revenues	$14,204	$650	$678	$14,232	5%
For the year ended December 31, 2016
Life insurance in-force	$657,197	$7,919	$22,239	$671,517	3%
Insurance revenues
Property and casualty insurance	$10,871	$583	$261	$10,549	2%
Life insurance and annuities	1,471	11	52	1,512	3%
Accident and health insurance	1,689	33	55	1,711	3%
Total insurance revenues	$14,031	$627	$368	$13,772	3%

Part IV - Schedule V. Valuation and Qualifying Accounts

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance January 1,	Increase (decrease) in Costs and Expenses	Write-offs/ Payments/ Other	Balance December 31,
2018
Allowance for doubtful accounts and other	$132	$40	$(37)	$135
Allowance for uncollectible reinsurance	104	3	19	126
Valuation allowance on mortgage loans	1	—	—	1
Valuation allowance for deferred taxes	—	—	—	—
2017
Allowance for doubtful accounts and other	137	42	(47)	132
Allowance for uncollectible reinsurance	165	4	(65)	104
Valuation allowance on mortgage loans	—	1	—	1
Valuation allowance for deferred taxes	—	—	—	—
2016
Allowance for doubtful accounts and other	$134	$39	$(36)	$137
Allowance for uncollectible reinsurance	266	3	(104)	165
Valuation allowance on mortgage loans	4	—	(4)	—
Valuation allowance for deferred taxes	79	(79)	—	—

Part IV - Schedule VI. Supplementary Information Concerning Property and Casualty Insurance Operations

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(In millions)

	Discount Deducted From Liabilities [1]	Losses and Loss Adjustment Expenses Incurred Related to:		Paid Losses and Loss Adjustment Expenses
		Current Year	Prior Year
Years ended December 31,
2018	$388	$7,107	$(167)	$6,406
2017	$410	$7,381	$(41)	$6,579
2016	$483	$6,990	$457	$6,968

[1]
Reserves for permanently disabled claimants have been discounted using the weighted average interest rates of 2.98%, 3.06%, and 3.11% for the years ended December 31, 2018, 2017, and 2016, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. ("The Hartford") dated as of September 4, 2012.	10-Q	001-13958	2.01	11/01/2012
2.02	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford dated as of September 27, 2012.	10-Q	001-13958	2.02	11/01/2012
2.03	Stock and Asset Purchase Agreement dated December 3, 2017 by and between The Hartford Financial Services Group, Inc., Hartford Holdings, Inc. Hopmeadow Acquisition, Inc. Hopmeadow Holdings, LP and Hopmeadow Holdings GP LLC.	8-K	001-13958	2.01	12/04/2017
2.04	Master Transaction Agreement by and between Hartford Life & Accident Insurance Company, a subsidiary of The Hartford Financial Services Group, Inc., and Aetna Inc. dated as of October 22, 2017.	8-K	001-13958	2.01	10/23/2017
2.05	Commitment Agreement by and between The Hartford Financial Services Group, Inc., The Prudential Insurance Company of America and State Street Global Advisors Trust Company, as the Independent Fiduciary of The Hartford Retirement Plan for U.S. Employees, dated as of June 23, 2017.†	10-Q	001-13958	2.01	07/27/2017
2.06	Agreement and Plan of Merger, dated as of August 22, 2018, by and among The Navigators Group, Inc., The Hartford Financial Services Group, Inc. and Renato Acquisition Co.	8-K/A	001-13958	2.1	08/22/2018
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.01	07/21/2016
3.03	Certificate of Designations with respect to the Series G Preferred Stock of the Company, dated October 30, 2018.	8-K	001-13958	3.1	11/05/2018
4.01	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.01	03/12/2004
4.02	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford Financial Services Group, Inc., and Wilmington Trust Company (as successor to LaSalle Bank, National Association), as Trustee.	8-K	001-13958	4.01	02/16/2007
4.03	Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	S-3ASR	333-142044	4.03	04/11/2007
4.04	Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.01	06/06/2008
4.05	First Supplemental Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.02	06/06/2008
4.06	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K/A	001-13958	4.03	04/06/2012
4.07	First Supplemental Indenture, dated as of August 9, 2013, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3ASR	333-190506	4.07	08/09/2013
4.08	Replacement Capital Covenant dated as of February 15, 2017.	8-K	001-13958	4.01	02/15/2017
4.09	Warrant to Purchase Shares of Common Stock of The Hartford Financial Services Group, Inc., dated June 26, 2009.	8-K	001-13958	4.01	06/26/2009
4.10	Form of Series G Preferred Stock Certificate (included as Exhibit A to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2018).	8-K	001-13958	3.1	11/05/2018

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.11	Deposit Agreement, dated November 6, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-13958	4.2	11/06/2018
4.12	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2018)	8-K	001-13958	4.3	11/06/2018
4.13	Global note for $500,000,000 aggregate principal amount of 4.400% Senior Notes due 2048.	8-K	001-13958	4.3	03/15/2018
10.01	Form of Commercial Paper Dealer Agreement between The Hartford Financial Services Group, Inc. as Issuer, and the Dealer party thereto.	8-K	001-13958	10.01	12/29/2014
10.02
Aggregate Excess of Loss Reinsurance Agreement by and between Hartford Fire Insurance Company, First State Insurance Company, New England Insurance Company, New England Reinsurance Corporation, Hartford Accident and Indemnity Company, Hartford Casualty Insurance Company, Hartford Fire Insurance Company, Hartford Insurance Company of Illinois, Hartford Insurance Company of the Midwest, Hartford Insurance Company of the Southeast, Hartford Lloyd’s Insurance Company, Hartford Underwriters Insurance Company, Nutmeg Insurance Company, Pacific Insurance Company, Limited, Property and Casualty Insurance Company of Hartford, Sentinel Insurance Company, Ltd., Trumbull Insurance Company, Twin City Fire Insurance Company (collectively, the "Reinsured") and National Indemnity Company (the "Reinsurer") dated as of December 30, 2016. ††
		10-K	001-13958	10.01	02/24/2017
10.03	Amendment dated March 29, 2018 to the Existing Credit Agreement, dated as of October 31, 2014, among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.01	03/30/2018
10.04	Amended and Restated Credit Agreement dated as of the Extension Date (as defined therein), among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.02	03/30/2018
*10.05	Summary of Annual Executive Bonus Program	10-Q	001-13958	10.07	07/30/2014
*10.06	The Hartford Senior Executive Officer Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.04	02/27/2015
*10.07	The Hartford Senior Executive Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.05	02/27/2015
*10.08	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.06	02/27/2015
*10.09	The Hartford 2010 Incentive Stock Plan, as amended and restated, effective February 25, 2014.	10-K	001-13958	10.05	02/28/2014
*10.10	The Hartford 2014 Incentive Stock Plan, effective May 21, 2014.	S-8	333-197671	4.03	07/28/2014
*10.11	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.12	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.01	07/27/2015
*10.13	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010.	10-K	001-13958	10.10	02/25/2011
*10.14	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.04	08/04/2010
*10.15	The Hartford 2005 Incentive Stock Plan, as amended for the fiscal year ended 2009.	10-K	001-13958	10.10	02/23/2010
*10.16.	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements.	8-K	001-13958	10.02	05/24/2005
*10.17	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.18	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.19	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.20	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.21	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	10-Q	001-13958	10.01	07/29/2013
*10.22	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements	10-Q	001-13958	10.02	04/26/2018
*10.23	The Hartford Financial Services Group, Inc. Annual Incentive Plan	8-K	001-13958	10.01	02/21/2019
21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **
23.01
Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith. **

24.01	Power of Attorney. **
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.
†
Certain portions of this exhibit have been omitted pursuant to the Securities and Exchange Commission Order Granting Confidential Treatment Under the Securities Exchange Act of 1934, dated August 7, 2017

††
Certain portions of this exhibit have been omitted pursuant to the Securities and Exchange Commission Order Granting Confidential Treatment Under the Securities Exchange Act of 1934, dated March 17, 2017

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
By:	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)
Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 22, 2019

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Costello	Executive Vice President and Chief Financial Officer	February 22, 2019

	Beth A. Costello	(Principal Financial Officer)

	/s/ Scott R. Lewis	Senior Vice President and Controller	February 22, 2019

	Scott R. Lewis	(Principal Accounting Officer)

	*	Director	February 22, 2019

Robert B. Allardice III

	*	Director	February 22, 2019

Carols Dominguez

	*	Director	February 22, 2019

Trevor Fetter

	*	Director	February 22, 2019
Stephen P. McGill

	*	Director	February 22, 2019

Kathryn A. Mikells

	*	Director	February 22, 2019

Michael G. Morris

	*	Director	February 22, 2019

Thomas A. Renyi

	*	Director	February 22, 2019

Julie G. Richardson

	*	Director	February 22, 2019

Teresa W. Roseborough

	*	Director	February 22, 2019

Virginia P. Ruesterholz

	*	Director	February 22, 2019

Greg Woodring

*By:	/s/ David C. Robinson

David C. Robinson
As Attorney-in-Fact