Form 10-Q
period 2019-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2019-05-01
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
As of April 29, 2019, there were outstanding 361,499,141 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements or in Part I, Item 1A, Risk Factors in The Hartford’s 2018 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission ("SEC").

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

◦
risks associated with acquisitions and divestitures, including the challenges of integrating acquired companies or businesses or separating from our divested businesses, which may result in our inability to achieve the anticipated benefits and synergies and may result in unintended consequences;

◦
difficulty in attracting and retaining talented and qualified personnel, including key employees, such as executives, managers and employees with strong technological, analytical and other specialized skills;

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
Hartford, Connecticut

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
May 1, 2019

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(In millions, except for per share data)	2019	2018
	(Unaudited)
Revenues
Earned premiums	$3,940	$3,927
Fee income	314	323
Net investment income	470	451
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	(4)	(2)
OTTI losses recognized in other comprehensive income (“OCI”)	2	2
Net OTTI losses recognized in earnings	(2)	—
Other net realized capital gains (losses)	165	(30)
Total net realized capital gains (losses)	163	(30)
Other revenues	53	20
Total revenues	4,940	4,691
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,685	2,695
Amortization of deferred policy acquisition costs ("DAC")	355	342
Insurance operating costs and other expenses	1,048	1,037
Interest expense	64	80
Amortization of other intangible assets	13	18
Total benefits, losses and expenses	4,165	4,172
Income from continuing operations, before tax	775	519
Income tax expense	145	91
Income from continuing operations, net of tax	630	428
Income from discontinued operations, net of tax	—	169
Net income	630	597
Preferred stock dividends	5	—
Net income available to common stockholders	$625	$597

Income from continuing operations, net of tax, available to common stockholders per common share
Basic	$1.74	$1.20
Diluted	$1.71	$1.18
Net income available to common stockholders per common share
Basic	$1.74	$1.67
Diluted	$1.71	$1.64
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions)	2019	2018
	(Unaudited)
Net income	$630	$597
Other comprehensive income (loss):
Changes in net unrealized gain on securities	679	(855)
Changes in OTTI losses recognized in other comprehensive income	1	(2)
Changes in net gain on cash flow hedging instruments	5	(44)
Changes in foreign currency translation adjustments	1	(6)
Changes in pension and other postretirement plan adjustments	8	10
OCI, net of tax	694	(897)
Comprehensive income (loss)	$1,324	$(300)
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $35,894 and $35,603)	$36,819	$35,652
Fixed maturities, at fair value using the fair value option	20	22
Equity securities, at fair value	1,275	1,214
Mortgage loans (net of allowances for loan losses of $1 and $1)	3,637	3,704
Limited partnerships and other alternative investments	1,719	1,723
Other investments	222	192
Short-term investments	4,203	4,283
Total investments	47,895	46,790
Cash	104	121
Premiums receivable and agents’ balances, net	4,160	3,995
Reinsurance recoverables, net	4,341	4,357
Deferred policy acquisition costs	688	670
Deferred income taxes, net	921	1,248
Goodwill	1,290	1,290
Property and equipment, net	1,145	1,006
Other intangible assets, net	644	657
Other assets	2,136	2,173
Total assets	$63,324	$62,307
Liabilities
Unpaid losses and loss adjustment expenses	$32,973	$33,029
Reserve for future policy benefits	648	642
Other policyholder funds and benefits payable	742	767
Unearned premiums	5,482	5,282
Short-term debt	499	413
Long-term debt	3,767	4,265
Other liabilities	4,873	4,808
Total liabilities	48,984	49,206
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at March 31, 2019 and December 31, 2018, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 shares issued at March 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	4,329	4,378
Retained earnings	11,572	11,055
Treasury stock, at cost — 24,058,244 and 25,772,238 shares	(1,014)	(1,091)
Accumulated other comprehensive loss, net of tax	(885)	(1,579)
Total stockholders’ equity	14,340	13,101
Total liabilities and stockholders’ equity	$63,324	$62,307
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended March 31,
(In millions, except for share data)	2019	2018
	(Unaudited)
Preferred Stock	$334	$—
Common Stock	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,378	4,379
Issuance of shares under incentive and stock compensation plans	(68)	(74)
Stock-based compensation plans expense	55	61
Issuance of shares for warrant exercise	(36)	(3)
Additional Paid-in Capital, end of period	4,329	4,363
Retained Earnings
Retained Earnings, beginning of period	11,055	9,642
Cumulative effect of accounting changes, net of tax	—	5
Adjusted balance, beginning of period	11,055	9,647
Net income	630	597
Dividends declared on preferred stock	(5)	—
Dividends declared on common stock	(108)	(88)
Retained Earnings, end of period	11,572	10,156
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,091)	(1,194)
Treasury stock acquired	—	—
Issuance of shares under incentive and stock compensation plans	71	81
Net shares acquired related to employee incentive and stock compensation plans	(30)	(31)
Issuance of shares for warrant exercise	36	3
Treasury Stock, at cost, end of period	(1,014)	(1,141)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(1,579)	663
Cumulative effect of accounting changes, net of tax	—	(5)
Adjusted balance, beginning of period	(1,579)	658
Total other comprehensive income (loss)	694	(897)
Accumulated Other Comprehensive Loss, net of tax, end of period	(885)	(239)
Total Stockholders’ Equity	$14,340	$13,143
Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	13,800	—
Issuance of preferred shares	—	—
Preferred Shares Outstanding, end of period	13,800	—
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	359,151	356,835
Treasury stock acquired	—	—
Issuance of shares under incentive and stock compensation plans	1,534	1,770
Return of shares under incentive and stock compensation plans to treasury stock	(601)	(595)
Issuance of shares for warrant exercise	781	67
Common Shares Outstanding, at end of period	360,865	358,077
Cash dividends declared per common share	$0.30	$0.25
Cash dividends declared per preferred share	$375.00	$—
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2019	2018
Operating Activities	(Unaudited)
Net income	$630	$597
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	(163)	9
Amortization of deferred policy acquisition costs	355	383
Additions to deferred policy acquisition costs	(373)	(356)
Depreciation and amortization	108	116
Gain on sale	—	(62)
Other operating activities, net	37	324
Change in assets and liabilities:
Decrease in reinsurance recoverables	16	19
Decrease in accrued and deferred income taxes	116	122
Increase in insurance liabilities	138	58
Net change in other assets and other liabilities	(585)	(498)
Net cash provided by operating activities	279	712
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	5,072	6,639
Fixed maturities, fair value option	2	6
Equity securities, at fair value	619	185
Mortgage loans	100	154
Partnerships	68	75
Payments for the purchase of:
Fixed maturities, available-for-sale	(5,105)	(5,874)
Equity securities, at fair value	(607)	(256)
Mortgage loans	(31)	(178)
Partnerships	(78)	(126)
Net proceeds from (payments for) derivatives	26	(189)
Net additions of property and equipment	(20)	(39)
Net proceeds from (payments for) short-term investments	82	(608)
Other investing activities, net	1	(31)
Net cash provided by (used for) investing activities	129	(242)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	—	1,366
Withdrawals and other deductions from investment and universal life-type contracts	(24)	(7,670)
Net transfers from separate accounts related to investment and universal life-type contracts	—	5,918
Federal Home Loan Bank of Boston ("FHLBB") advances	50	—
Repayments at maturity or settlement of consumer notes	—	(4)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	102	(368)
Repayment of debt	(413)	(320)
Proceeds from the issuance of debt	—	490
Net issuance (return) of shares under incentive and stock compensation plans	(28)	1
Dividends paid on preferred stock	(6)	—
Dividends paid on common stock	(109)	(90)
Net cash used for financing activities	(428)	(677)
Foreign exchange rate effect on cash	3	(5)
Net decrease in cash, including cash classified as assets held for sale	(17)	(212)
Less: Net increase (decrease) in cash classified as assets held for sale	—	(260)
Net increase (decrease) in cash	(17)	48
Cash – beginning of period	121	180
Cash – end of period	$104	$228
Supplemental Disclosure of Cash Flow Information
Income tax received (paid)	$—	$(1)
Interest paid	$41	$65
See Notes to Condensed Consolidated Financial Statements

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group life and disability products and mutual funds and exchange-traded products to individual and business customers (collectively, “The Hartford”, the “Company”, “we” or “our”).
On August 22, 2018, the Company announced it entered into a definitive agreement to acquire all outstanding common shares of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.2 billion in cash, including transaction expenses. The transaction is expected to close in the second quarter of 2019, subject to customary closing conditions, including receipt of regulatory approvals. The Company signed an agreement with National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., which, subject to regulatory approval and upon closing of the acquisition, will have Navigators Group subsidiaries enter into an aggregate excess of loss reinsurance agreement with NICO to cover unfavorable reserve development to Navigators Group reserves subject to the agreement, with limited exclusions. The reinsurance agreement will cover accident year 2018 and prior year reserves. The reinsurance agreement provides up to $300 of coverage for potential unfavorable net loss reserve development in excess of $1.916 billion which is $100 above Navigators Group recorded reserves subject to the agreement of $1.816 billion as of December 31, 2018.
On May 31, 2018, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, completed the sale of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company, for its life and annuity operating subsidiaries. For further discussion of this transaction, see Note 16 - Business Disposition and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2018 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to

Consolidated Financial Statements included in the Company's 2018 Form 10-K Annual Report.
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
Adoption of New Accounting Standards
Hedging Activities
On January 1, 2019, the Company adopted the Financial Accounting Standards Board's ("FASB") updated guidance for hedge accounting through a cumulative effect adjustment of less than $1 to reclassify cumulative ineffectiveness on cash flow hedges from retained earnings to AOCI. The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ineffectiveness is reported in the same income statement line with the effective hedge results and the hedged transaction. For cash flow hedges, the ineffectiveness is recognized in earnings only when the hedged transaction affects earnings; otherwise, the ineffectiveness gains or losses remain in AOCI. Under previous accounting, total hedge ineffectiveness was reported separately in realized capital gains and losses apart from the hedged transaction. The adoption did not affect the Company’s financial position or cash flows or have a material effect on net income.
Leases
On January 1, 2019, the Company adopted the FASB’s updated lease guidance. Under the updated guidance, lessees with operating leases are required to recognize a liability for the present value of future minimum lease payments with a corresponding asset for the right of use of the property. Prior to the new guidance, future minimum lease payments on operating leases were commitments that were not recognized as liabilities on the balance sheet. Leases are classified as financing or operating leases. Where the lease is economically similar to a purchase because The Hartford obtains control of the underlying asset, the lease is classified as a financing lease and the Company recognizes amortization of the right of use asset and interest expense on the liability. Where the lease provides The Hartford with only the right to control the use of the underlying asset over the lease term and the lease term is greater than one year, the lease is an operating lease and the lease cost is recognized as rental expense over the lease term on a straight-line basis. Leases with a term of one year or less are also expensed over the lease term but not recognized on the balance sheet. On adoption, The Hartford recorded a lease payment obligation of $160 for outstanding leases and a right of use asset of $150, which is net of $10 in lease incentives received, with no change to comparative periods. As permitted by the new guidance, as of the implementation date, the Company did not reassess whether expired or existing contracts are leases or contain leases, did not change the classification of expired or existing operating leases, and did not reassess initial direct costs for existing leases to determine if deferred costs should be written-off or recorded on adoption. The adoption did not impact net income or cash flows.

2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended March 31,
(In millions, except for per share data)	2019	2018
Earnings
Income from continuing operations, net of tax	$630	$428
Less: Preferred stock dividends	5	—
Income from continuing operations, net of tax, available to common stockholders	625	428
Income from discontinued operations, net of tax, available to common stockholders	—	169
Net income available to common stockholders	$625	$597
Shares
Weighted average common shares outstanding, basic	360.0	357.5
Dilutive effect of stock-based awards under compensation plans	3.3	4.4
Dilutive effect of warrants	1.4	2.0
Weighted average common shares outstanding and dilutive potential common shares	364.7	363.9
Earnings per common share
Basic
Income from continuing operations, net of tax, available to common stockholders	$1.74	$1.20
Income from discontinued operations, net of tax, available to common stockholders	—	0.47
Net income available to common stockholders	$1.74	$1.67
Diluted
Income from continuing operations, net of tax, available to common stockholders	$1.71	$1.18
Income from discontinued operations, net of tax, available to common stockholders	—	0.46
Net income available to common stockholders	$1.71	$1.64

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category discontinued operations related to the life and annuity business sold in May 2018, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including debt financing and related interest expense), certain purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). Talcott Resolution is the new holding company of the life and annuity business the Company sold in May 2018. In addition, Corporate includes a 9.7% ownership interest in the legal entity that acquired the sold life and annuity business. For further discussion of continued involvement in the life and annuity business sold in May 2018, see Note 16 - Business Disposition and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
The Company's revenues are generated primarily in the United States ("U.S."). Any foreign sourced revenue is immaterial.
Net Income

	Three Months Ended March 31,
	2019	2018
Commercial Lines	$363	$298
Personal Lines	96	89
Property & Casualty Other Operations	23	17
Group Benefits	118	54
Hartford Funds	30	34
Corporate	—	105
Net income	630	597
Preferred stock dividends	5	—
Net income available to common stockholders	$625	$597

Revenues

	Three Months Ended March 31,
	2019	2018
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$825	$818
Liability	168	151
Package business	352	332
Automobile	157	149
Professional liability	68	62
Bond	60	58
Property	156	150
Total Commercial Lines	1,786	1,720
Personal Lines
Automobile	561	607
Homeowners	247	262
Total Personal Lines [1]	808	869
Group Benefits
Group disability	704	677
Group life	643	664
Other	62	60
Total Group Benefits	1,409	1,401
Hartford Funds
Mutual fund and Exchange-Traded Products ("ETP")	216	232
Talcott Resolution life and annuity separate accounts [2]	22	26
Total Hartford Funds	238	258
Corporate	13	2
Total earned premiums and fee income	4,254	4,250
Net investment income	470	451
Net realized capital gains (losses)	163	(30)
Other revenues	53	20
Total revenues	$4,940	$4,691

[1]	For the three months ended March 31, 2019 and 2018, AARP members accounted for earned premiums of $722 and $758, respectively.

[2]	Represents revenues earned for investment advisory services on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue from Non-Insurance Contracts with Customers

		Three months ended March 31,
	Revenue Line Item	2019	2018
Commercial Lines
Installment billing fees	Fee income	$9	$9
Personal Lines
Installment billing fees	Fee income	9	10
Insurance servicing revenues	Other revenues	19	19
Group Benefits
Administrative services	Fee income	45	44
Hartford Funds
Advisor, distribution and other management fees	Fee income	217	238
Other fees	Fee income	21	20
Corporate
Investment management and other fees	Fee income	13	2
Transition service revenues	Other revenues	6	—
Total non-insurance revenues with customers		$339	$342

4. FAIR VALUE MEASUREMENTS
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$968	$—	$959	$9
Collateralized loan obligations ("CLOs")	1,438	—	1,324	114
Commercial mortgage-backed securities ("CMBS")	3,568	—	3,556	12
Corporate	14,403	—	13,878	525
Foreign government/government agencies	882	—	879	3
Municipal	10,346	—	10,346	—
Residential mortgage-backed securities ("RMBS")	3,548	—	2,777	771
U.S. Treasuries	1,666	122	1,544	—
Total fixed maturities	36,819	122	35,263	1,434
Fixed maturities, FVO	20	—	20	—
Equity securities, at fair value	1,275	1,161	41	73
Derivative assets
Credit derivatives	24	—	24	—
Equity derivatives	1	—	—	1
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	24	—	23	1
Short-term investments	4,203	1,488	2,715	—
Total assets accounted for at fair value on a recurring basis	$42,341	$2,771	$38,062	$1,508
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(5)	—	(5)	—
Foreign exchange derivatives	(3)	—	(3)	—
Interest rate derivatives	(56)	—	(56)	—
Total derivative liabilities [2]	(64)	—	(64)	—
Contingent consideration [3]	(29)	—	—	(29)
Total liabilities accounted for at fair value on a recurring basis	$(93)	$—	$(64)	$(29)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,276	$—	$1,266	$10
Collateralized loan obligations ("CLOs")	1,437	—	1,337	100
Commercial mortgage-backed securities ("CMBS")	3,552	—	3,540	12
Corporate	13,398	—	12,878	520
Foreign government/government agencies	847	—	844	3
Municipal	10,346	—	10,346	—
Residential mortgage-backed securities ("RMBS")	3,279	—	2,359	920
U.S. Treasuries	1,517	330	1,187	—
Total fixed maturities	35,652	330	33,757	1,565
Fixed maturities, FVO	22	—	22	—
Equity securities, at fair value	1,214	1,093	44	77
Derivative assets
Credit derivatives	5	—	5	—
Equity derivatives	3	—	—	3
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	7	—	4	3
Short-term investments	4,283	1,039	3,244	—
Total assets accounted for at fair value on a recurring basis	$41,178	$2,462	$37,071	$1,645
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(2)	—	(2)	—
Equity derivatives	1	—	1	—
Foreign exchange derivatives	(5)	—	(5)	—
Interest rate derivatives	(62)	—	(63)	1
Total derivative liabilities [2]	(68)	—	(69)	1
Contingent consideration [3]	(35)	—	—	(35)
Total liabilities accounted for at fair value on a recurring basis	$(103)	$—	$(69)	$(34)

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
Fixed Maturity Investments
Structured securities (includes ABS, CLOs, CMBS and RMBS)

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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	Not applicable
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2019
CLOs [3]	$93	Discounted cash flows	Spread	256 bps	256 bps	256 bps	Decrease
CMBS [3]	$2	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,040 bps	180 bps	Decrease
Corporate [4]	$294	Discounted cash flows	Spread	121 bps	656 bps	213 bps	Decrease
RMBS [3]	$725	Discounted cash flows	Spread [6]	21 bps	407 bps	78 bps	Decrease
			Constant prepayment rate [6]	—%	16%	6%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	62%	Decrease
As of December 31, 2018
CMBS [3]	$2	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,040 bps	182 bps	Decrease
Corporate [4]	$274	Discounted cash flows	Spread	145 bps	1,175 bps	263 bps	Decrease
RMBS [3]	$815	Discounted cash flows	Spread [6]	12 bps	215 bps	86 bps	Decrease
			Constant prepayment rate [6]	1%	15%	6%	Decrease [5]
			Constant default rate [6]	1%	8%	3%	Decrease
			Loss severity [6]	—%	100%	61%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company bases fair value on broker quotations.

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

Significant Unobservable Inputs for Level 3 - Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2019
Equity Options	$1	Option model	Equity volatility	12%	20%	18%	Increase
As of December 31, 2018
Interest rate swaptions [3]	$1	Option model	Interest rate volatility	3%	3%	3%	Increase
Equity options	$3	Option model	Equity volatility	19%	21%	20%	Increase

[1]	The weighted average is determined based on the fair value of the derivatives.

[2]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[3]	The swaptions presented are purchased options that have the right to enter into a pay-fixed swap.
The tables above exclude ABS and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

these inputs would generally cause fair values to decrease. As of March 31, 2019, no significant adjustments were made by the Company to broker prices received.
Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") on July 29, 2016 requires the Company to make payments to former owners of Lattice of up to $60 contingent upon growth in exchange-traded products ("ETP") assets under management ("AUM") over a period of four years beginning on the date of acquisition. The contingent consideration is measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout is discounted back to the valuation date using a risk-adjusted discount rate of 12.7%. The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
The contingency period for ETP AUM growth ends July 29, 2020 and management adjusts the fair value of the contingent consideration when it revises its projection of ETP AUM for the acquired business. Before discounting to fair value, the Company estimates a total contingent consideration payout of $41, of which $10 was paid in January 2019 and another $10 will be paid in May 2019 given that ETP AUM reached $2 billion during the first quarter of 2019. Accordingly, as of March 31, 2019, the fair value of $29 reflects remaining consideration payable of $31, assuming ETP AUM for the acquired business grows to approximately $4.1 billion over the contingency period.
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

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2019
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2019	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2019
Assets
Fixed Maturities, AFS
ABS	$10	$—	$—	$—	$(1)	$—	$—	$—	$9
CLOs	100	—	—	35	—	(6)	—	(15)	114
CMBS	12	—	1	—	(1)	—	—	—	12
Corporate	520	(1)	7	37	(2)	(25)	12	(23)	525
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	920	1	(2)	44	(54)	(35)	—	(103)	771
Total Fixed Maturities, AFS	1,565	—	6	116	(58)	(66)	12	(141)	1,434
Equity Securities, at fair value	77	(1)	—	5	—	(8)	—	—	73
Derivatives, net [4]
Equity	3	(2)	—	—	—	—	—	—	1
Interest rate	1	(1)	—	—	—	—	—	—	—
Total Derivatives, net [4]	4	(3)	—	—	—	—	—	—	1
Total Assets	$1,646	$(4)	$6	$121	$(58)	$(74)	$12	$(141)	$1,508
Liabilities
Contingent Consideration	(35)	(4)	—	—	10	—	—	—	(29)
Total Liabilities	$(35)	$(4)	$—	$—	$10	$—	$—	$—	$(29)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2018
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2018	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2018
Assets
Fixed Maturities, AFS
ABS	$19	$—	$—	$—	$(2)	$—	$—	$(3)	$14
CLOs	95	—	—	21	—	—	—	(10)	106
CMBS	69	—	(1)	—	(1)	—	—	(34)	33
Corporate	520	1	(1)	65	(14)	(23)	—	(33)	515
Foreign Govt./Govt. Agencies	2	—	—	—	—	—	—	—	2
Municipal	17	—	(1)	—	—	—	—	—	16
RMBS	1,230	—	(3)	102	(81)	—	—	(15)	1,233
Total Fixed Maturities, AFS	1,952	1	(6)	188	(98)	(23)	—	(95)	1,919
Equity Securities, at fair value	76	28	—	—	—	(39)	—	—	65
Derivatives, net [4]
Equity	1	2	—	—	—	(2)	—	—	1
Interest rate	1	1	—	—	—	—	—	—	2
Total Derivatives, net [4]	2	3	—	—	—	(2)	—	—	3
Total Assets	$2,030	$32	$(6)	$188	$(98)	$(64)	$—	$(95)	$1,987
Liabilities
Contingent Consideration	(29)	2	—	—	—	—	—	—	(27)
Total Liabilities	$(29)	$2	$—	$—	$—	$—	$—	$—	$(27)

[1]	Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	All amounts are before income taxes.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held as of
	Three months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CMBS	$—	$—	$1	$—
Corporate	(1)	—	7	(1)
Municipal	—	—	—	(1)
RMBS	—	—	(1)	(3)
Total Fixed Maturities, AFS	(1)	—	7	(5)
Fixed Maturities, FVO	—	—	—	—
Derivatives, net
Equity	(2)	—	—	—
Interest rate	(1)	1	—	—
Total Derivatives, net	(3)	1	—	—
Total Assets	$(4)	$1	$7	$(5)
Liabilities
Contingent Consideration	(4)	2	—	—
Total Liabilities	$(4)	$2	$—	$—

[1]	All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

[3]
Changes in unrealized gain/(loss) on fixed maturities, AFS are reported in changes in net unrealized gain on securities in the Condensed Consolidated Statements of Comprehensive Income. Changes in interest rate derivatives are reported in changes in net gain on cash flow hedging instruments in the Condensed Consolidated Statements of Comprehensive Income.

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

As of March 31, 2019 and December 31, 2018, the fair value of assets and liabilities using the fair value option was $20 and $22, respectively, within the residential real estate sector.
For the three months ended March 31, 2019 and 2018 there were no realized capital gains (losses) related to the fair value of assets using the fair value option.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	March 31, 2019			December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Fair Value Hierarchy Level	Carrying Amount	Fair Value
Assets
Mortgage loans	Level 3	$3,637	$3,702	Level 3	$3,704	$3,746
Liabilities
Other policyholder funds and benefits payable	Level 3	$751	$753	Level 3	$774	$775
Senior notes [1]	Level 2	$3,177	$3,619	Level 2	$3,589	$3,887
Junior subordinated debentures [1]	Level 2	$1,089	$1,109	Level 2	$1,089	$1,052

[1]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2019	2018
Gross gains on sales	$44	$19
Gross losses on sales	(21)	(57)
Equity securities [1]	132	16
Net OTTI losses recognized in earnings	(2)	—
Transactional foreign currency revaluation	—	1
Non-qualifying foreign currency derivatives	1	(3)
Other, net [2]	9	(6)
Net realized capital gains (losses)	$163	$(30)

[1]	Includes all changes in fair value and trading gains and losses for equity securities.

[2]	Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $14 and $(10), respectively, for the three months ended March 31, 2019 and 2018.
Net realized capital gains (losses) from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (losses) on sales and impairments previously reported as unrealized gains (losses) in AOCI were $21 and $(38) for the three months ended March 31, 2019 and 2018, respectively. Proceeds from sales of AFS securities totaled $4.3 billion for both the three months ended March 31, 2019 and 2018.
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2019, was $68 for the three months ended March 31, 2019. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2018, was $(14) for the three months ended March 31, 2018.
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

Impairments in Earnings by Type
	Three Months Ended March 31,
	2019	2018
Credit impairments	$2	$—
Intent-to-sell impairments	—	—
Total impairments	$2	$—

Cumulative Credit Impairments
	Three Months Ended March 31,
(Before tax)	2019	2018
Balance as of beginning of period	$(19)	$(25)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(2)	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	3	4
Balance as of end of period	$(18)	$(21)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Available-for-Sale Securities

AFS Securities by Type
	March 31, 2019					December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$959	$10	$(1)	$968	$—	$1,272	$5	$(1)	$1,276	$—
CLOs	1,442	7	(11)	1,438	—	1,455	2	(20)	1,437	—
CMBS	3,534	67	(33)	3,568	(4)	3,581	35	(64)	3,552	(5)
Corporate	14,187	349	(133)	14,403	—	13,696	148	(446)	13,398	—
Foreign govt./govt. agencies	866	23	(7)	882	—	866	7	(26)	847	—
Municipal	9,780	573	(7)	10,346	—	9,972	421	(47)	10,346	—
RMBS	3,507	54	(13)	3,548	—	3,270	44	(35)	3,279	—
U.S. Treasuries	1,619	51	(4)	1,666	—	1,491	41	(15)	1,517	—
Total fixed maturities, AFS	$35,894	$1,134	$(209)	$36,819	$(4)	$35,603	$703	$(654)	$35,652	$(5)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2019 and December 31, 2018.

Fixed maturities, AFS, by Contractual Maturity Year
	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$964	$969	$999	$1,002
Over one year through five years	5,785	5,871	5,786	5,791
Over five years through ten years	7,259	7,391	6,611	6,495
Over ten years	12,444	13,066	12,629	12,820
Subtotal	26,452	27,297	26,025	26,108
Mortgage-backed and asset-backed securities	9,442	9,522	9,578	9,544
Total fixed maturities, AFS	$35,894	$36,819	$35,603	$35,652

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of March 31, 2019 or December 31, 2018 other than U.S. government securities and certain U.S. government agencies.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of March 31, 2019
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$143	$143	$—	$108	$107	$(1)	$251	$250	$(1)
CLOs	1,218	1,208	(10)	82	81	(1)	1,300	1,289	(11)
CMBS	83	82	(1)	1,391	1,359	(32)	1,474	1,441	(33)
Corporate	737	722	(15)	4,175	4,057	(118)	4,912	4,779	(133)
Foreign govt./govt. agencies	35	35	—	292	285	(7)	327	320	(7)
Municipal	8	8	—	285	278	(7)	293	286	(7)
RMBS	237	236	(1)	985	973	(12)	1,222	1,209	(13)
U.S. Treasuries	153	153	—	294	290	(4)	447	443	(4)
Total fixed maturities, AFS in an unrealized loss position	$2,614	$2,587	$(27)	$7,612	$7,430	$(182)	$10,226	$10,017	$(209)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2018
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$566	$566	$—	$113	$112	$(1)	$679	$678	$(1)
CLOs	1,358	1,338	(20)	7	7	—	1,365	1,345	(20)
CMBS	896	882	(14)	1,129	1,079	(50)	2,025	1,961	(64)
Corporate	7,174	6,903	(271)	2,541	2,366	(175)	9,715	9,269	(446)
Foreign govt./govt. agencies	407	391	(16)	203	193	(10)	610	584	(26)
Municipal	1,643	1,613	(30)	292	275	(17)	1,935	1,888	(47)
RMBS	1,344	1,329	(15)	648	628	(20)	1,992	1,957	(35)
U.S. Treasuries	497	492	(5)	339	329	(10)	836	821	(15)
Total fixed maturities, AFS in an unrealized loss position	$13,885	$13,514	$(371)	$5,272	$4,989	$(283)	$19,157	$18,503	$(654)

As of March 31, 2019, AFS securities in an unrealized loss position consisted of 1,682 securities, primarily in the corporate and commercial real estate sectors, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of March 31, 2019, 98% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the three months ended March 31, 2019 was primarily attributable to tighter credit spreads and lower interest rates.
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
As of March 31, 2019, mortgage loans had an amortized cost of $3.6 billion and carrying value of $3.6 billion, with a valuation allowance of $1. As of December 31, 2018, mortgage loans had an amortized cost of $3.7 billion and carrying value of $3.7 billion, with a valuation allowance of $1.
As of March 31, 2019 and December 31, 2018, the carrying value of mortgage loans that had a valuation allowance was $23. There were no mortgage loans held-for-sale as of March 31, 2019 or December 31, 2018. As of March 31, 2019, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

Valuation Allowance Activity
	2019	2018
Balance, as of January 1	$(1)	$(1)
Reversals	—	—
Deductions	—	—
Balance, as of March 31	$(1)	$(1)

The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of March 31, 2019, while the weighted-average LTV ratio at origination of these loans was 61%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of March 31, 2019 and December 31, 2018, the Company held no delinquent commercial mortgage loans past due by 90 days or more.

Mortgage Loans Credit Quality
	March 31, 2019		December 31, 2018
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
65% - 80%	390	1.58x	386	1.60x
Less than 65%	3,247	2.58x	3,318	2.59x
Total mortgage loans	$3,637	2.48x	$3,704	2.49x

Mortgage Loans by Region
	March 31, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$250	6.9%	$250	6.8%
Middle Atlantic	269	7.4%	270	7.3%
Mountain	30	0.8%	30	0.8%
New England	329	9.1%	330	8.9%
Pacific	902	24.8%	917	24.8%
South Atlantic	692	19.0%	712	19.2%
West North Central	121	3.3%	148	4.0%
West South Central	419	11.5%	420	11.3%
Other [1]	625	17.2%	627	16.9%
Total mortgage loans	$3,637	100.0%	$3,704	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$1,073	29.5%	$1,108	29.9%
Multifamily	1,137	31.3%	1,138	30.7%
Office	680	18.7%	708	19.1%
Retail	390	10.7%	392	10.6%
Single Family	81	2.2%	82	2.2%
Other	276	7.6%	276	7.5%
Total mortgage loans	$3,637	100.0%	$3,704	100.0%

Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fees income over the period that services are performed. As of March 31, 2019, under this program, the Company serviced mortgage loans with a total outstanding principal of $5.9 billion, of which $3.5 billion was serviced on behalf of third parties and $2.4 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets . As of

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018, the Company serviced mortgage loans with a total outstanding principal balance of $6.0 billion, of which $3.6 billion was serviced on behalf of third parties and $2.4 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were zero as of March 31, 2019 and December 31, 2018, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of March 31, 2019 and December 31, 2018, the Company did not hold any securities for which it is the primary beneficiary.
Non-consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2019 and December 31, 2018 was limited to the total carrying value of $1 billion, at each date, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, the Company has outstanding commitments totaling $767 and $718, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2018 Form 10-K Annual Report.
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

Payables for Collateral on Investments
	March 31, 2019	December 31, 2018
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$675	$820
Gross amount of associated liability for collateral received [1]	$691	$840

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$300	$72
Gross amount of collateral pledged related to repurchase agreements [2]	$303	$73
Gross amount of recognized receivables for reverse repurchase agreements	$83	$64

Federal Home Loan Bank of Boston ("FHLBB") advance agreements:
Gross amount of recognized liabilities for FHLBB agreements	$50	$—
Gross amount of collateral pledged related to FHLBB agreements [2]	$60	$—

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short-term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $1 and $3 which are excluded from the Company's Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short-term investments in the Company's Condensed Consolidated Balance Sheets.
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
Repurchase Agreements
From time to time, the Company enters into repurchase agreements to manage liquidity or to earn incremental income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. The maturity of these transactions is generally ninety days or less. Repurchase agreements include master netting provisions that provide both counterparties the right to offset claims and apply securities held by them with respect to their obligations in the event of a default. Although the Company has the contractual right to offset claims, the Company's current positions do not meet the specific conditions for net presentation.
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

From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company when necessary and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. The receivable for reverse repurchase agreements is included within short-term investments in the Company's Condensed Consolidated Balance Sheets.
Federal Home Loan Bank Advance Agreements
The Company’s subsidiaries are members of the FHLBB which provides access to collateralized advance agreements. These agreements may be short or long-term with fixed or variable rates and can be used to earn incremental investment income. Contractual maturities of the FHLBB agreements are generally of 90 days or less. The amount of advances that can be taken is limited to a percentage of the fair value of the assets pledged as collateral which ranges from a high of 97% for U.S. government-backed fixed maturities maturing within 3 years to a low of 40% for A-rated commercial mortgage-backed fixed maturities maturing in 5 years or more. Membership to the FHLBB requires a minimum purchase of FHLBB common stock and is included within equity securities, at fair value in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, the Company held $9 and $10, respectively, of required investment in FHLBB common stock.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of March 31, 2019 and December 31, 2018, the fair value of securities on deposit was $2.3 billion and $2.2 billion, respectively.
As of March 31, 2019 and December 31, 2018, the Company pledged collateral of $35 and $47, respectively, of U.S. government securities and municipal securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 6 - Derivatives of Notes to Condensed Consolidated Financial Statements.

6. DERIVATIVES
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2018 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities. The hedge strategies by hedge accounting designation include:
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on the 3 month Libor + 2.125% junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 13 - Debt of Notes to the Consolidated Financial Statements, included in The Hartford's 2018 Form 10-K Annual Report.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of March 31, 2019 and December 31, 2018, the notional amount of interest rate swaps in offsetting relationships was $7.6 billion and $7.1 billion, respectively.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2019	Dec. 31, 2018
Cash flow hedges
Interest rate swaps	$2,040	$2,040	$(2)	$1	$1	$2	$(3)	$(1)
Foreign currency swaps	175	153	(5)	(6)	1	2	(6)	(8)
Total cash flow hedges	2,215	2,193	(7)	(5)	2	4	(9)	(9)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,336	8,451	(53)	(62)	9	8	(62)	(70)
Foreign exchange contracts
Foreign currency swaps and forwards	384	287	—	(1)	1	—	(1)	(1)
Credit contracts
Credit derivatives that purchase credit protection	5	6	—	—	—	—	—	—
Credit derivatives that assume credit risk [1]	810	1,102	19	3	19	8	—	(5)
Credit derivatives in offsetting positions	38	41	—	—	6	6	(6)	(6)
Equity contracts
Equity index swaps and options	723	211	1	4	1	5	—	(1)
Total non-qualifying strategies	10,296	10,098	(33)	(56)	36	27	(69)	(83)
Total cash flow hedges and non-qualifying strategies	$12,511	$12,291	$(40)	$(61)	$38	$31	$(78)	$(92)
Balance Sheet Location
Fixed maturities, available-for-sale	$153	$153	$—	$—	$—	$—	$—	$—
Other investments	1,951	9,864	24	7	27	23	(3)	(16)
Other liabilities	10,407	2,274	(64)	(68)	11	8	(75)	(76)
Total derivatives	$12,511	$12,291	$(40)	$(61)	$38	$31	$(78)	$(92)

[1]	The derivative instruments related to this strategy are held for other investment purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of March 31, 2019
Other investments	$38	$31	$24	$(17)	$2	$5
Other liabilities	$(78)	$(9)	$(64)	$(5)	$(60)	$(9)
As of December 31, 2018
Other investments	$31	$26	$7	$(2)	$2	$3
Other liabilities	$(92)	$(20)	$(68)	$(4)	$(65)	$(7)

[1]	Included in other investments in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended March 31,
	2019		2018
Interest rate swaps	$7		$(14)
Foreign currency swaps	—		(7)
Total	$7		$(21)

	Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,
	2019		2018
	Net Realized Capital Gain/(Loss)	Net Investment Income	Net Realized Capital Gain/(Loss)	Net Investment Income
Interest rate swaps	$—	$—	$1	$8
Foreign currency swaps	—	1	—	—
Total	$—	$1	$1	$8

Total amounts presented on the Condensed Consolidated Statement of Operations	$163	$470	$(30)	$451

As of March 31, 2019, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

reclassified to earnings during the next twelve months are $7. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three months ended March 31, 2019 and 2018, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
	2019	2018
Foreign exchange contracts
Foreign currency swaps and forwards	$1	$(3)
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	(8)	(2)
Credit contracts
Credit derivatives that purchase credit protection	1	(1)
Credit derivatives that assume credit risk	21	(8)
Equity contracts
Equity index swaps and options	—	1
Total other non-qualifying derivatives	14	(10)
Total [1]	$15	$(13)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of March 31, 2019
Single name credit default swaps
Investment grade risk exposure	$165	$3	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	550	10	5 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	95	6	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	1	—	Less than 1 year	CMBS Credit	A	1	—
Below investment grade risk exposure	18	(6)	Less than 1 year	CMBS Credit	CCC	18	6
Total [5]	$829	$13				$19	$6
As of December 31, 2018
Single name credit default swaps
Investment grade risk exposure	$169	$2	4 years	Corporate Credit/ Foreign Gov.	A	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	799	(1)	6 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	125	2	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	11	—	5 years	CMBS Credit	A-	2	—
Below investment grade risk exposure	19	(6)	Less than 1 year	CMBS Credit	CCC	19	6
Total [5]	$1,123	$(3)				$21	$6

[1]
The average credit ratings are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

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

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2019 and December 31, 2018, the Company pledged cash collateral with a fair value of less than $1 and $4, respectively, associated with derivative instruments. The collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of March 31, 2019 and December 31, 2018, the Company also pledged securities collateral associated with derivative instruments with a fair value of $63 and $67, respectively, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.

In addition, as of March 31, 2019 and December 31, 2018, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $85 and $89, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2019 and December 31, 2018, the Company accepted cash collateral associated with derivative instruments of $18 and $9, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of March 31, 2019 and December 31, 2018, with a fair value of $3 and $5, respectively, which the Company has the right to sell or repledge. As of March 31, 2019 and December 31, 2018 , the Company had no repledged securities. During the same periods, the Company did not sell any securities held as collateral. In

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

addition, as of March 31, 2019 and December 31, 2018, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

7. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2019	2018
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$24,584	$23,775
Reinsurance and other recoverables	4,232	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,352	19,818
Provision for unpaid losses and loss adjustment expenses
Current accident year	1,641	1,640
Prior accident year development	(11)	(32)
Total provision for unpaid losses and loss adjustment expenses	1,630	1,608
Less payments
Current accident year	271	327
Prior accident years	1,309	1,322
Total payments	1,580	1,649
Ending liabilities for unpaid losses and loss adjustment expenses, net	20,402	19,777
Reinsurance and other recoverables	4,209	3,938
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$24,611	$23,715
Unfavorable (Favorable) Prior Accident Year Development

	For the three months ended March 31,
	2019	2018
Workers’ compensation	$(20)	$(25)
Workers’ compensation discount accretion	8	10
General liability	6	8
Package business	5	8
Commercial property	(2)	(13)
Professional liability	—	2
Bond	—	—
Automobile liability - Commercial Lines	—	(5)
Automobile liability - Personal Lines	(5)	—
Homeowners	1	(12)
Net asbestos reserves	—	—
Net environmental reserves	—	—
Catastrophes	(8)	(3)
Uncollectible reinsurance	—	—
Other reserve re-estimates, net	4	(2)
Total prior accident year development	$(11)	$(32)

Re-estimates of prior accident year reserves for the three months ended March 31, 2019
Workers’ compensation reserves were reduced, principally in small commercial driven by lower than previously estimated claim severity for the 2014 and 2015 accident years.
General liability reserves were increased, primarily due to reserve increases in small commercial for accident years 2017 and 2018 due to higher frequency of high-severity bodily injury claims.
Package business reserves were increased, primarily due to increased severity on 2018 accident year property claims.
Automobile liability reserves were reduced, primarily driven by the emergence of lower estimated severity in personal automobile liability for accident year 2017.
Catastrophes reserves were reduced, primarily as a result of lower estimated net losses from 2017 hurricanes Harvey and Irma.

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
Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2019	2018
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,445	$8,512
Reinsurance recoverables	239	209
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,206	8,303
Provision for unpaid losses and loss adjustment expenses
Current incurral year	1,150	1,185
Prior year's discount accretion	58	62
Prior incurral year development [1]	(120)	(127)
Total provision for unpaid losses and loss adjustment expenses [2]	1,088	1,120
Less: payments
Current incurral year	314	318
Prior incurral years	855	840
Total payments	1,169	1,158
Ending liabilities for unpaid losses and loss adjustment expenses, net	8,125	8,265
Reinsurance recoverables	237	233
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,362	$8,498

[1]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[2]
Includes unallocated loss adjustment expenses of $46, and $41 for the three months ended March 31, 2019 and 2018, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

Re-estimates of prior incurral years reserves for the three months ended March 31, 2019
Group disability- Prior period reserve estimates decreased by approximately $105 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions and claim incidence lower than prior assumptions.  New York Paid Family Leave also experienced favorable claim emergence compared to prior estimates
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $10 largely driven by lower than previously expected claim incidence in group life premium waiver.

Re-estimates of prior incurral years reserves for the three months ended March 31, 2018
Group disability- Prior period reserve estimates decreased by approximately $85 largely driven by group long-term disability claim terminations (recoveries and claimant deaths) higher than prior reserve assumptions and claim incidence lower than prior assumptions.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $40 largely driven by lower-than- previously expected claim incidence on group life, group life premium waiver, and group accidental death & dismemberment claims.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
Liability balance, as of January 1, 2019	$642
Incurred	27
Paid	(28)
Change in unrealized investment gains and losses	7
Liability balance, as of March 31, 2019	$648
Reinsurance recoverable asset, as of January 1, 2019	$27
Incurred	5
Paid	(2)
Reinsurance recoverable asset, as of March 31, 2018	$30

Liability balance, as of January 1, 2018	$713
Incurred	10
Paid	(8)
Change in unrealized investment gains and losses	(37)
Liability balance, as of March 31, 2018	$678
Reinsurance recoverable asset, as of January 1, 2018	$26
Incurred	8
Paid	—
Reinsurance recoverable asset, as of March 31, 2018	$34

[1]Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities which are in the Corporate category.

9. DEBT
Senior Notes
On January 15, 2019, The Hartford repaid at maturity the $413 principal amount of its 6.0% senior notes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended March 31,
	2019	2018
Tax provision at U.S. federal statutory rate	$163	$109
Tax-exempt interest	(15)	(17)
Executive compensation	4	4
Stock-based compensation	(3)	(2)
Tax Reform	—	(3)
Other	(4)	—
Provision for income taxes	$145	$91

In addition to the effect of tax-exempt interest, the Company's effective tax rate for the three months ended March 31, 2019 reflects a federal income tax expense of $4 related to non-deductible executive compensation and a benefit of $3 related to a deduction for stock-based compensation that vested at a fair value per share greater than the fair value on the date of grant.
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$14	$9
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Balance, end of period	$14	$9

The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
Other Tax Matters
As of March 31, 2019 the Company had alternative minimum tax (AMT) credit carryovers of $839 which are reflected as a current income tax receivable within other assets in the accompanying Condensed Consolidated Balance Sheets. AMT credits may be used to offset a regular tax liability for any taxable year beginning after December 31, 2017, and are refundable at an amount equal to 50 percent of the excess of the minimum tax credit for the taxable year over the amount of credit allowable for the year against regular tax liability. Any remaining credits not used against regular tax liability are refundable in the 2021 tax year to be realized in 2022. For the three months ended March 31, 2019, the Company offset $2 regular tax liability with AMT credits. Included within net deferred income taxes in the accompanying Condensed Consolidated Balance Sheet are $459 of future tax benefits associated with the Company's U.S. net operating loss ("NOL") carryovers. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the NOL carryover, the Company's estimate of the likely realization may change over time. NOL carryovers, if unused, would expire between 2026 and 2036.
The federal audits have been completed through 2013, and the Company is not currently under examination for any open years. Management believes that adequate provision has been made in the condensed consolidated financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the condensed consolidated financial statements. The Company recognized no interest expense for the three months ended March 31, 2019 and 2018. The Company had no interest payable as of March 31, 2019 and 2018. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

11. COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2019, the Company reported $1.0 billion of net asbestos reserves and $196 of net environmental reserves. While the Company believes that its current A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
Effective December 31, 2016, the Company entered into an A&E adverse development cover ("ADC") reinsurance agreement with NICO to reduce uncertainty about potential adverse development of A&E reserves. Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. The $650 reinsurance premium was placed in a collateral trust account as security for NICO’s claim payment obligations to the Company. Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, cumulative adverse development of A&E claims could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. As of March 31, 2019, the Company has incurred $523 in cumulative adverse development on A&E reserves that have been ceded under the ADC treaty with NICO, leaving approximately $977 of coverage available for future adverse net reserve development, if any.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2019 was $68. For this $68, the legal entities have posted collateral of $61 in the normal course of business. Based on derivative market values as of March 31, 2019, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of March 31, 2019, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require an additional $8 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, if required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
12. EQUITY
Capital Purchase Program ("CPP") Warrants
As of March 31, 2019 and December 31, 2018, respectively, the Company has 1.0 million and 1.9 million of CPP warrants outstanding and exercisable. The CPP warrants were issued in 2009 as part of a program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008. The CPP warrants expire in June 2019.
CPP warrant exercises were 0.9 million and 0.1 million for the three months ended March 31, 2019 and 2018, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price and the number of shares deliverable for each warrant exercised (the “Warrant Share Number”). Accordingly, the declaration of a common stock dividend during the three months ended March 31, 2019 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $8.791 as of March 31, 2019 and

$8.836 as of December 31, 2018 and the Warrant Share Number was 1.1 as of March 31, 2019 and December 31, 2018. The exercise price will be settled by the Company withholding the number of common shares issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of the Company's common stock on the trading day on which the warrants are exercised and notice is delivered to the warrant agent.
Equity Repurchase Program
In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. Based on projected holding company resources, the Company expects to use a portion of the authorization in 2019 but anticipates using the majority of the program in 2020. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors. During the three months ended March 31, 2019, no common shares were repurchased.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2019
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$24	$(4)	$(5)	$30	$(1,624)	$(1,579)
OCI before reclassifications	696	1	6	1	(1)	703
Amounts reclassified from AOCI	(17)	—	(1)	—	9	(9)
OCI, net of tax	679	1	5	1	8	694
Ending balance	$703	$(3)	$—	$31	$(1,616)	$(885)

Reclassifications from AOCI
	Three Months Ended March 31, 2019	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$21	Net realized capital gains (losses)
	21	Total before tax
	4	Income tax expense
	$17	Net income
Net Gains on Cash Flow Hedging Instruments
Foreign currency swaps	1	Net investment income
	1	Total before tax
	—	Income tax expense
	$1	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	Insurance operating costs and other expenses
Amortization of actuarial loss	(12)	Insurance operating costs and other expenses
	(11)	Total before tax
	(2)	Income tax expense
	$(9)	Net income
Total amounts reclassified from AOCI	$9	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2018
	Changes in
	Net Unrealized Loss on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,931	$(3)	$18	$34	$(1,317)	$663
Cumulative effect of accounting changes, net of tax [1]	273	—	2	4	(284)	(5)
Adjusted balance, beginning of period	2,204	(3)	20	38	(1,601)	658
OCI before reclassifications	(882)	(2)	(31)	(6)	1	(920)
Amounts reclassified from AOCI	27	—	(13)	—	9	23
OCI, net of tax	(855)	(2)	(44)	(6)	10	(897)
Ending balance	$1,349	$(5)	$(24)	$32	$(1,591)	$(239)

[1] Includes reclassification to retained earnings of $88 of stranded tax effects and $93 of net unrealized gains, after tax, related to equity securities. For further discussion of these reclassifications, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements included in The Hartford's 2018 Form 10-K Annual Report.

Reclassifications from AOCI
	Three Months Ended March 31, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Loss on Securities
Available-for-sale securities	$(38)	Net realized capital gains (losses)
	(38)	Total before tax
	(8)	Income tax expense
	3	Income from discontinued operations, net of tax
	$(27)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$1	Net realized capital gains (losses)
Interest rate swaps	8	Net investment income
	9	Total before tax
	2	Income tax expense
	6	Income from discontinued operations, net of tax
	$13	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	Insurance operating costs and other expenses
Amortization of actuarial loss	(13)	Insurance operating costs and other expenses
	(12)	Total before tax
	(3)	Income tax expense
	$(9)	Net income
Total amounts reclassified from AOCI	$(23)	Net income

14. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial

Statements included in The Hartford’s 2018 Annual Report on Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Service cost	$1	$1	$—	$—
Interest cost	39	35	2	2
Expected return on plan assets	(57)	(56)	(1)	(2)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of actuarial loss	11	12	1	1
Net periodic cost (benefit)	$(6)	$(8)	$1	$—

15. LEASES
The Hartford has operating leases for real estate and equipment. The right-of-use asset as of March 31, 2019 was $157 and is included in property and equipment, net, in the Condensed Consolidated Balance Sheet. The lease liability as of March 31, 2019 was $167 and is included in other liabilities in the Condensed Consolidated Balance Sheet. Variable lease costs include changes in interest rates on variable rate leases primarily for automobiles.
Components of Lease Expense

Three Months Ended March 31,
2019
Operating lease cost	$11
Short-term lease cost	1
Variable lease cost	—
Sublease income	(1)
Total lease costs included in insurance operating costs and other expenses	$11

Supplemental Operating Lease Information

Three Months Ended March 31,
2019
Operating cash flows for operating leases	$10
Weighted-average remaining lease term for operating leases	6
Weighted-average discount rate for operating leases	3.7%

Future Minimum Lease Payments

As of March 31, 2019
2019	$32
2020	40
2021	30
2022	25
2023	22
Thereafter	52
Total future minimum lease payments	201
Less: Discount on lease payments to present value	34
Total lease liability	$167

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. BUSINESS DISPOSITION AND DISCONTINUED OPERATIONS
Sale of life and annuity business
On May 31, 2018, the Company’s wholly-owned subsidiary, Hartford Holdings, Inc., completed the sale of its life and annuity business to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group. Under the terms of the sale agreement signed December 3, 2017, the investor group formed a limited partnership, Hopmeadow Holdings LP, that acquired HLI, and its life and annuity operating subsidiaries. The Hartford received a 9.7% ownership interest in the limited partnership. The life and annuity operations met the criteria for reporting as discontinued operations and are reported in the Corporate category through the date of sale.
The Hartford reported its 9.7% ownership interest in Hopmeadow Holdings LP, which is accounted for under the equity method, in other assets in the Condensed Consolidated Balance Sheet. The Hartford recognizes its share of income in other revenues in the Condensed Consolidated Statement of Operations on a three month delay, when financial information from the investee becomes available. The Company recognized $28, before tax, of income for the three months ended March 31, 2019.
For further information on the sale, including ongoing transactions with the life and annuity business sold, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements, included in The Hartford's 2018 Form 10-K Annual Report.

Reconciliation of the Major Line Items Constituting Pretax Profit (Loss) of Discontinued Operations

Three Months Ended March 31,
2018
Revenues
Earned premiums	$27
Fee income and other	232
Net investment income	312
Net realized capital gains	21
Total revenues	592
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	328
Amortization of DAC	41
Insurance operating costs and other expenses [1]	101
Total benefits, losses and expenses	470
Income before income taxes	122
Income tax expense	15
Income from operations of discontinued operations, net of tax	107
Net realized capital gain on disposal, net of tax	62
Income from discontinued operations, net of tax	$169
[1]Corporate allocated overhead has been included in continuing operations.
Cash Flows from Discontinued Operations

Three Months Ended March 31,
2018
Net cash provided by operating activities from discontinued operations	$267
Net cash used in investing activities from discontinued operations	$(187)
Net cash used in financing activities from discontinued operations	$(340)
Cash paid for interest	$2

Cash flows from discontinued operations are included in the Condensed Consolidated Statement of Cash Flows.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion; Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q; Part I, Item 1A, Risk Factors in The Hartford’s 2018 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
On August 22, 2018, the Company announced it entered into a definitive agreement to acquire all outstanding common shares of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.2 billion in cash, including transaction expenses. The transaction is expected to close in the second quarter of 2019, subject to customary closing conditions, including receipt of regulatory approvals. The Company signed an agreement with National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., which, subject to regulatory approval and upon closing of the acquisition, will have Navigators Group subsidiaries enter into an aggregate excess of loss reinsurance agreement with NICO to cover unfavorable reserve development to Navigators Group reserves subject to the agreement, with limited exclusions. The reinsurance agreement will cover accident year 2018 and prior year reserves. The reinsurance agreement, provides up to $300 of coverage for potential unfavorable net loss reserve development in excess of $1.916 billion which is $100 above Navigators Group recorded reserves subject to the agreement of $1.816 billion as of December 31, 2018. The reinsurance premium for this agreement is approximately $91, before tax, or $72, after tax, which will be recorded as a charge to net income in the period the transaction closes.
On May 31, 2018, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, completed the sale of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company, and its life and annuity operating subsidiaries. For discussion of this transaction, see Note 15 - Business Disposition and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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

Core Earnings- a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the underlying performance of the Company’s businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, certain loss on extinguishment of debt, integration and transaction costs in connection with an acquired business, gains and losses on reinsurance transactions, income tax benefit from a reduction in deferred income tax valuation allowance, and results of discontinued operations. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses that tend to be variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Core earnings are net of preferred stock dividends declared since they are a cost of financing more akin to interest expense on debt and are expected to be a recurring expense as long as the preferred stock is outstanding. Net income (loss), net income (loss) available to common stockholders and income (loss) from continuing operations, net of tax, available to common stockholders are the most directly comparable U.S. GAAP measures to core earnings. Core earnings should not be considered as a substitute for net income (loss), net income (loss) available to common stockholders or income (loss) from continuing operations, net of tax, available to common stockholders and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate net income (loss), net income (loss) available to common stockholders, income (loss) from continuing operations, net of tax, available to common stockholders and core earnings when reviewing the Company’s performance.
Reconciliation of Net Income to Core Earnings

	Three Months Ended March 31,
	2019	2018
Net income	$630	$597
Preferred stock dividends	5	—
Net income available to common stockholders	625	597
Less: Net realized capital gains (losses) excluded from core earnings, before tax	160	(30)
Less: Integration and transaction costs associated with acquired business, before tax	(10)	(12)
Less: Income tax benefit (expense)	(32)	9
Less: Income from discontinued operations, after tax	—	169
Core earnings	$507	$461

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
Expense Ratio- for the underwriting segments of Commercial Lines and Personal Lines is the ratio of underwriting expenses less fee income, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs ("DAC") and insurance operating costs and expenses, including certain centralized services costs and bad debt expense. DAC include commissions, taxes, licenses and fees and other incremental direct underwriting expenses and are amortized over the policy term.
The expense ratio for Group Benefits is expressed as the ratio of insurance operating costs and other expenses including amortization of intangibles and amortization of DAC, to premiums and other considerations, excluding buyout premiums.
The expense ratio for Commercial Lines, Personal Lines and Group Benefits does not include integration and other transaction costs associated with an acquired business.
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
The loss and loss adjustment expense ratio is affected by claim frequency and claim severity, particularly for shorter-tail property lines of business, where the emergence of claim frequency and severity is credible and likely indicative of ultimate losses. Claim frequency represents the percentage change in the average number of reported claims per unit of exposure in the current accident year compared to that of the previous accident year. Claim severity represents the percentage change in the estimated average cost per claim in the current accident year compared to that of the previous accident year. As one of the factors used to determine pricing, the Company’s practice is to first make an overall assumption about claim frequency and severity for a given line of business and then, as part of the rate-making process, adjust the assumption as appropriate for the particular state, product or coverage.
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
Return on Assets (“ROA”), Core Earnings- a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of the Hartford Funds segment’s operating performance. ROA, core earnings is calculated by dividing core earnings by a daily average AUM. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of the Hartford Funds segment because it reveals trends in our business that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our Hartford Funds business. Therefore, the Company believes it is important for investors to evaluate both ROA, and ROA, core earnings when reviewing the Hartford Funds segment performance. A reconciliation of ROA to ROA, core earnings is set forth in the Results of Operations section within MD&A - Hartford Funds.
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
Underwriting Gain (Loss)- The Company's management evaluates profitability of the P&C businesses primarily on the basis of underwriting gain (loss). Underwriting gain (loss) is a before tax measure that represents earned premiums less incurred losses, loss adjustment expenses, amortization of DAC, underwriting expenses, amortization of other intangible assets and dividends to policyholders. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of the Company's pricing. Underwriting profitability over time is also greatly influenced by the Company's pricing and underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Net income (loss) is the most directly comparable GAAP measure. The Company believes that underwriting gain (loss) provides investors with a valuable measure of before tax profitability derived from underwriting activities, which are managed separately from the Company's investing activities. A reconciliation of net income (loss) to underwriting gain (loss) is set forth in the Results of Operations section within MD&A - Commercial Lines, Personal Lines and Property & Casualty Other Operations.
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
The financial results of the Company’s mutual fund and ETP businesses depend largely on the amount of assets under management and the level of fees charged based, in part, on asset share class and product type. Changes in assets under management are driven by two main factors, net flows, and the market return of the funds, which are heavily influenced by the return realized in the equity and bond markets. Net flows are comprised of new sales less redemptions by mutual fund and ETP shareholders. Financial results are highly correlated to the growth in assets under management since these products generally earn fee income on a daily basis.
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

For further information on the Company's reporting segments refer to Part I, Item 1, Business - Reporting Segments in The Hartford’s 2018 Form 10-K Annual Report.
Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share
Net income available to common stockholders increased from first quarter 2018 primarily due to higher earnings from continuing operations, partially offset by a decrease in income from discontinued operations. The higher income from continuing operations was primarily driven by a change to net realized capital gains from net capitalized losses in 2018, and a lower disability loss ratio and lower expenses in Group Benefits. Also contributing were higher net investment income and lower interest expense as well as earnings from the Company's retained equity interest in the former life and annuity operations, partially offset by a decrease in Property & Casualty current accident year underwriting results and lower net favorable prior accident year development.
Book value per diluted share increased from December 31, 2018 as a result of a 10% increase in common stockholders' equity resulting primarily from an increase in AOCI over the three month period, as well as net income in excess of stockholder dividends.

Net Investment Income	Annualized Investment Yield, After tax

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net investment income increased 4% compared with first quarter 2018 primarily due to greater invested asset levels, average reinvestment rates higher than the sales/maturity yield, and higher short-term interest rates, partially offset by lower income from limited partnerships and other alternative investments.
Net realized capital gains improved from a net loss in first quarter 2018, with gains in 2019 primarily driven by appreciation in value of equity securities due to higher equity market levels and net gains on sales in 2019 of fixed maturity securities driven by duration and credit management.
Annualized investment yield, after tax, decreased from first quarter 2018 primarily due to lower returns on limited partnerships and other alternative investments and a higher level of liquidity, partially offset by the impact of average reinvestment rates higher than the sales/maturity yield during the past year and higher short-term interest rates.
Net unrealized gains, after tax, for fixed maturities in the investment portfolio increased by $679 in first quarter 2019 primarily due to the effect of tighter credit spreads and lower interest rates.

P&C Written Premiums	P&C Combined Ratio
Written premiums for Property & Casualty increased 2% compared with first quarter 2018 reflecting an increase in Commercial Lines, partially offset by a decrease in Personal Lines.
Combined ratio for Property & Casualty increased 2.2 points compared with first quarter 2018, largely due to a higher workers' compensation loss ratio, higher property loss ratio driven by elevated non-catastrophe related property losses, a higher expense ratio, and lower net favorable prior accident year development ratio, partially offset by a lower personal auto liability loss ratio.
Catastrophe losses of $104, before tax, were relatively flat compared with catastrophe losses of $103, before tax, in first quarter 2018, with both periods driven by losses from winter storms.
Prior accident year development was a net favorable $11, before tax, in first quarter 2019, primarily due to a decrease in reserves for workers' compensation, catastrophes, and auto liability, partially offset by an increase in reserves for general liability and package business. Reserve development was a net favorable $32, before tax, in first quarter 2018, primarily due to a decrease in workers' compensation, commercial property and homeowners reserves.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income Margin - Group Benefits
Net income margin for Group Benefits increased compared with first quarter 2018 primarily due to a change from net realized capital losses to net realized capital gains, a lower group disability loss ratio, lower insurance operating costs and lower amortization of other intangible assets, partially offset by a slightly higher group life loss ratio. Contributing to the net income margin in both the 2019 and 2018 periods was favorable prior incurral year development.
CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes beginning on page 6 as well as with the segment operating results sections of MD&A.

	Three Months Ended March 31,
	2019	2018	Change
Earned premiums	$3,940	$3,927	—%
Fee income	314	323	(3%)
Net investment income	470	451	4%
Net realized capital gains (losses)	163	(30)	NM
Other revenues	53	20	165%
Total revenues	4,940	4,691	5%
Benefits, losses and loss adjustment expenses	2,685	2,695	—%
Amortization of deferred policy acquisition costs	355	342	4%
Insurance operating costs and other expenses	1,048	1,037	1%
Interest expense	64	80	(20%)
Amortization of other intangible assets	13	18	(28%)
Total benefits, losses and expenses	4,165	4,172	—%
Income from continuing operations, before tax	775	519	49%
Income tax expense	145	91	59%
Income from continuing operations, net of tax	630	428	47%
Income from discontinued operations, net of tax	—	169	(100%)
Net income	630	597	6%
Preferred stock dividends	5	—	NM
Net income available to common stockholders	$625	$597	5%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net income available to common stockholders increased by $28 with an increase in income from continuing operations largely offset by a decrease in income from discontinued operations due to the sale in May 2018 of the life and annuity business. Income from continuing operations, net of tax, increased by $202, primarily due to a change to net realized capital gains from net realized capital losses in 2018, a lower disability loss ratio and lower expenses in Group Benefits and, to a lesser extent, higher net investment income and lower interest expense as well as earnings from the Company's retained equity interest in the former life and annuity operations, partially offset by a decrease in Property & Casualty current accident year underwriting results and lower net favorable prior accident year development.
Earned premiums increased by $13 before tax, reflecting a 4% increase in Commercial Lines and a 1% increase in Group Benefits , partially offset by a 7% decline in Personal Lines. For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income decreased by 3% reflecting lower fee income in Hartford Funds largely due to lower average daily assets under management, partially offset by higher fee income in Corporate resulting from fees earned on the management of the investment portfolio of the life and annuity business sold in May 2018.
Net investment income increased by 4%, primarily due to greater invested asset levels, average reinvestment rates higher than the sales/maturity yield during the past year and higher short-term interest rates, partially offset by lower income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.
Net realized capital gains of $163 in first quarter 2019 improved from net losses in first quarter 2018, with gains in 2019 primarily driven by appreciation in value of equity securities due to higher equity market levels and net gains on sales in 2019 of fixed maturity securities driven by duration and credit management trades. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains.
Other revenues increased in the 2019 period primarily due to $28 of before tax income recognized on the 9.7% ownership interest in the legal entity that acquired the life and annuity business sold in May 2018.
Benefits, losses and loss adjustment expenses decreased in Group Benefits, partially offset by an increase in Property & Casualty. The decrease in Group Benefits was largely due to a lower group disability loss ratio including favorable prior incurral year development and lower group life premium. The increase in incurred losses for Property & Casualty was driven by lower net favorable prior accident year reserve development.

Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty were flat, primarily resulting from a lower personal auto liability loss ratio and the effect of lower earned premium in Personal Lines, offset by a higher workers' compensation loss ratio and the effect of higher earned premium in Commercial Lines.
Current accident year catastrophe losses of $104, before tax, for the three months ended March 31, 2019, compared to $103, before tax, for the prior year period. Catastrophe losses in 2019 were primarily from winter storms across the country and, to a lessor extent, tornado and hail events in the South. Catastrophe losses in 2018 were primarily from East Coast winter storms. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Net prior accident year reserve development in Property & Casualty was favorable $11, before tax, for the three months ended March 31, 2019, compared to favorable net reserve development of $32, before tax, for the prior year period. Prior accident year development in 2019 primarily included reserve decreases for workers’ compensation, catastrophes, and auto liability, partially offset by reserve increases in general liability and package business. Prior accident year development in 2018 included a decrease in reserves for workers' compensation and homeowners claims. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Amortization of deferred policy acquisition costs was up from the prior year period as an increase in Commercial Lines was partially offset by a decrease in Personal Lines.
Insurance operating costs and other expenses increased due to higher information technology and operations costs in both Commercial Lines and Personal Lines, an increase in direct marketing expenses in Personal Lines to generate new business growth and higher commissions in Commercial Lines, partially offset by a reduction in state taxes and assessments. The increase in Property & Casualty was partially offset by a decrease in Group Benefits, largely driven by a reduction in state taxes and assessments and a decrease in Hartford Funds due to lower variable costs.
Amortization of other intangible assets decreased due to lower amortization of intangible assets arising from the acquisition of Aetna's U.S. group life and disability business, partially offset by an increase in the amortization of intangibles arising from the renewal rights agreement for Foremost-branded small commercial business.
Income tax expense increased primarily due to an increase in before tax income. Differences between the Company's effective income tax rate and the U.S. statutory rate of 21% are due primarily to tax-exempt interest earned on invested assets, stock-based compensation and non-deductible executive compensation. For further discussion of income taxes, see Note 10 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT RESULTS

Composition of Invested Assets
	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$36,819	76.9%	$35,652	76.2%
Fixed maturities, at fair value using the fair value option ("FVO")	20	—%	22	—%
Equity securities, at fair value	1,275	2.6%	1,214	2.6%
Mortgage loans	3,637	7.6%	3,704	7.9%
Limited partnerships and other alternative investments	1,719	3.6%	1,723	3.7%
Other investments [1]	222	0.5%	192	0.4%
Short-term investments	4,203	8.8%	4,283	9.2%
Total investments	$47,895	100.0%	$46,790	100.0%

[1]	Includes derivative instruments.
March 31, 2019 compared to December 31, 2018
Total investments increased primarily due to an increase in fixed maturities, AFS.

Fixed maturities, AFS increased primarily due to an increase in valuations due to tightening of credit spreads and lower interest rates since year end 2018.

Net Investment Income
	Three Months Ended March 31,
	2019		2018
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$381	3.9%	$349	3.9%
Equity securities	7	2.3%	6	2.3%
Mortgage loans	40	4.4%	33	4.1%
Limited partnerships and other alternative investments	56	13.4%	73	18.6%
Other [3]	9		8
Investment expense	(23)		(18)
Total net investment income	$470	4.1%	$451	4.2%
Total net investment income excluding limited partnerships and other alternative investments	$414	3.7%	$378	3.7%

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
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Total net investment income increased primarily due to higher invested asset levels, average reinvestment rates higher than the sales/maturity yield during the past year, and higher short-term interest rates, partially offset by lower income from limited partnerships and other alternative investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments and non-routine items, which primarily include prepayment penalties on mortgage loans and prepayment speed adjustments on fixed maturities, was 3.7% for the three month period in 2019, up from 3.6% for the same period for 2018.
Average reinvestment rate for the 2019 three month period, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 4.1% which was in line with the average yield of sales and maturities of 4.1% for the same period. For the 2019 three month period, the average reinvestment rate of 4.1% increased from 3.8% for the 2018 three month period, due to wider credit spreads and the impact of higher short-term interest rates on variable rate securities.
We expect the annualized net investment income yield for the 2019 calendar year, excluding limited partnerships and other alternative investments, to approximate the portfolio yield

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

earned in 2018. The estimated impact on net investment income yield is subject to change as the composition of the portfolio changes through portfolio management and changes in market conditions.

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2019	2018
Gross gains on sales	$44	$19
Gross losses on sales	(21)	(57)
Equity securities [1]	132	16
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [2]	(2)	—
Transactional foreign currency revaluation	—	1
Non-qualifying foreign currency derivatives	1	(3)
Other, net [3]	9	(6)
Net realized capital gains (losses)	$163	$(30)

[1]	Includes all changes in fair value and trading gains and losses for equity securities.

[2]	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[3]	Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives and interest rate derivatives used to manage duration.
Three months ended March 31, 2019
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within U.S. treasury securities, corporate securities, and tax-exempt municipal bonds.
Equity securities net gains were primarily driven by appreciation of equity securities due to higher equity market levels.
Other, net gains were primarily due to gains on credit derivatives of $18 driven by credit spread tightening, partially offset by losses on interest rate derivatives of $7 due to a decline in interest rates.
Three months ended March 31, 2018
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate securities, U.S. treasury securities, and tax-exempt municipal bonds.
Equity securities gains were primarily driven by the sale of a private direct equity investment, partially offset by a decline in fair value of common stock investments.
Other, net losses were primarily due to losses of $6
related to credit derivatives driven by credit spread widening.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2018 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2018 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2019.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense ("LAE") Reserves of $20,402, Net of Reinsurance, by Segment as of March 31, 2019

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Reinsurance and other recoverables	3,137	108	987	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,037	500	—	1,537
Current accident year ("CAY") catastrophes	70	34	—	104
Prior accident year development ("PYD")	(10)	(1)	—	(11)
Total provision for unpaid losses and loss adjustment expenses	1,097	533	—	1,630
Less: payments	895	640	45	1,580
Ending liabilities for unpaid losses and loss adjustment expenses, net	16,520	2,241	1,641	20,402
Reinsurance and other recoverables	3,111	111	987	4,209
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$19,631	$2,352	$2,628	$24,611
Earned premiums and fee income	$1,786	$808
Loss and loss expense paid ratio [1]	50.1	79.2
Loss and loss expense incurred ratio	61.7	66.7
Prior accident year development (pts) [2]	(0.6)	(0.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Three Months Ended March 31, 2019, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$10	$10	$20
Winter storms	60	24	84
Total catastrophe losses	$70	$34	$104

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(20)	$—	$—	$(20)
Workers’ compensation discount accretion	8	—	—	8
General liability	6	—	—	6
Package business	5	—	—	5
Commercial property	(2)	—	—	(2)
Professional liability	—	—	—	—
Bond	—	—	—	—
Automobile liability	—	(5)	—	(5)
Homeowners	—	1	—	1
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(12)	4	—	(8)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	5	(1)	—	4
Total prior accident year development	$(10)	$(1)	$—	$(11)

Workers’ compensation reserves were reduced, principally in small commercial driven by lower than previously estimated claim severity for the 2014 and 2015 accident years.
General liability reserves were increased, primarily due to reserve increases in small commercial for accident years 2017 and 2018 due to higher frequency of high-severity bodily injury claims.
Package business reserves were increased, primarily due to increased severity on 2018 accident year property claims.

Automobile liability reserves were reduced, primarily driven by the emergence of lower estimated severity in personal automobile liability for accident year 2017.
Catastrophes reserves were reduced, primarily as a result of lower estimated net losses from 2017 hurricanes Harvey and Irma.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$18,893	$2,294	$2,588	$23,775
Reinsurance and other recoverables	3,147	71	739	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	971	566	—	1,537
Current accident year catastrophes	69	34	—	103
Prior accident year development	(19)	(13)	—	(32)
Total provision for unpaid losses and loss adjustment expenses	1,021	587	—	1,608
Less: payments	893	688	68	1,649
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,874	2,122	1,781	19,777
Reinsurance and other recoverables	3,146	62	730	3,938
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$19,020	$2,184	$2,511	$23,715
Earned premiums and fee income	$1,720	$869
Loss and loss expense paid ratio [1]	51.9	79.2
Loss and loss expense incurred ratio	59.7	68.3
Prior accident year development (pts) [2]	(1.1)	(1.5)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Three Months Ended March 31, 2018, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$7	$12	$19
Winter storms	62	22	84
Total catastrophe losses	$69	$34	$103

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(25)	$—	$—	$(25)
Workers’ compensation discount accretion	10	—	—	10
General liability	8	—	—	8
Package business	8	—	—	8
Commercial property	(13)	—	—	(13)
Professional liability	2	—	—	2
Bond	—	—	—	—
Automobile liability	(5)	—	—	(5)
Homeowners	—	(12)	—	(12)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(8)	5	—	(3)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	4	(6)	—	(2)
Total prior accident year development	$(19)	$(13)	$—	$(32)
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Asbestos and Environmental Net Reserves

	Asbestos	Environmental
March 31, 2019
Property and Casualty Other Operations	$959	$145
Commercial Lines and Personal Lines	65	51
Ending liability — net	$1,024	$196
December 31, 2018
Property and Casualty Other Operations	$984	$151
Commercial Lines and Personal Lines	67	52
Ending liability — net	$1,051	$203
Property & Casualty Reserves Asbestos and Environmental Summary as of March 31, 2019

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,415	$355	$1,770
Assumed Reinsurance	437	52	489
Total	1,852	407	2,259
Ceded - other than NICO	(478)	(38)	(516)
Ceded - NICO adverse development cover ("ADC ")	(350)	(173)	(523)
Net	$1,024	$196	$1,220
Rollforward of Asbestos and Environmental Losses and LAE for the Three Months Ended March 31, 2019 and March 31, 2018

	Asbestos	Environmental
2019
Beginning liability—net	$1,051	$203
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	(27)	(7)
Reclassification of allowance for uncollectible reinsurance	—	—
Ending liability – net	$1,024	$196
2018
Beginning liability—net	$1,215	$237
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	(31)	(6)
Reclassification of allowance for uncollectible reinsurance	—	—
Ending liability – net	$1,184	$231

The Company classifies its A&E reserves into two categories: Direct and Assumed Reinsurance.

•	Direct Insurance- includes primary and excess coverage. Of the two categories of claims, direct policies tend to have the greatest factual development from which to estimate the Company’s exposures.

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
As of March 31, 2019, the Company has incurred a cumulative $523 in adverse development on A&E reserves that have been ceded under the ADC treaty with NICO, leaving approximately $977 of coverage available for future adverse net reserve development, if any.
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
The survival ratios shown below are calculated for the one and three year periods ended March 31, 2019. The net basis survival ratio has been materially affected by the ADC entered into between the Company and NICO. The Company cedes adverse A&E development in excess of its December 31, 2016 net carried reserves of $1.7 billion to NICO up to a limit of $1.5 billion. Since December 31, 2016, net reserves for A&E have been declining as the Company has had no net incurred losses but continues to pay down net loss reserves. This has the effect of reducing the one- and three-year net survival ratios shown in the table below. For asbestos, the table also presents the three-year net survival ratios excluding the effect of the PPG Industries, Inc. ("PPG") settlement in 2016. For further discussion of the PPG settlement, see Part II, Item 7 MD&A, Critical Accounting Estimates, Annual Reserves Reviews section in the Company’s 2018 Form 10-K Annual Report.
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio	6.4	5.6
Three year net survival ratio- excluding PPG settlement	6.6	4.2
One year gross survival ratio	9.4	8.3
Three year gross survival ratio - excluding PPG settlement	9.2	7.2
Asbestos and Environmental Paid and Incurred Losses and LAE Development for the Three Months Ended March 31, 2019

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross	$20	$—	$5	$—
Ceded- other than NICO	7	—	2	—
Ceded - NICO ADC	—	—	—	—
Net	$27	$—	$7	$—
Annual Reserve Reviews
Review of Asbestos Reserves
In 2019, the Company expects to perform its regular comprehensive annual review of asbestos reserves in the fourth quarter.
As part of its evaluation in the fourth quarter of 2018, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts. Based on this evaluation, the Company increased its net asbestos reserves for prior year development by $167 in the fourth quarter of 2018 which was offset by $167 of ceded losses under the ADC agreement.

Review of Environmental Reserves
In 2019, the Company expects to perform its regular comprehensive annual review of environmental reserves in the fourth quarter.
As part of its evaluation in the fourth quarter of 2018, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts. Based on this evaluation, the Company increased its net environmental reserves for prior year development by $71 in the fourth quarter 2018 which was offset by $71 of ceded losses under the ADC agreement.
2018 Reserve Reviews
For a discussion of the Company's 2018 comprehensive annual review of A&E reserves, see Part II, Item 7 MD&A, Critical Accounting Estimates, Annual Reserves Reviews section in the Company’s 2018 Form 10-K Annual Report.
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
As of March 31, 2019, the Company reported $1.0 billion of net asbestos reserves and $196 of net environmental reserves. The Company believes that its current A&E reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates of its A&E reserves. As discussed above, the effect of these changes could be material to the Company's liquidity and, if cumulative adverse development subsequent to December 31, 2016 exceeded $650, the effect of the changes could be material to the Company's consolidated operating results. The process of estimating A&E reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2018 Form 10-K Annual Report.
Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company's reserving practices, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance in the Company's 2018 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2019	2018	Change
Written premiums	$1,949	$1,851	5%
Change in unearned premium reserve	172	140	23%
Earned premiums	1,777	1,711	4%
Fee income	9	9	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,037	971	7%
Current accident year catastrophes [1]	70	69	1%
Prior accident year development [1]	(10)	(19)	47%
Total losses and loss adjustment expenses	1,097	1,021	7%
Amortization of deferred policy acquisition costs	274	257	7%
Underwriting expenses	337	324	4%
Amortization of other intangible assets	2	—	NM
Dividends to policyholders	6	4	50%
Underwriting gain	70	114	(39%)
Net servicing income	(1)	—	NM
Net investment income [2]	259	258	—%
Net realized capital gains (losses) [2]	115	(8)	NM
Other income (expenses)	(1)	2	(150%)
Income before income taxes	442	366	21%
Income tax expense [3]	79	68	16%
Net income	$363	$298	22%

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 10 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Premium Measures

	Three Months Ended March 31,
	2019	2018
New business premium	$363	$337
Standard commercial lines policy count retention [1] [2]	84%	82%
Standard commercial lines renewal written price increase [1] [3]	1.7%	2.8%
Standard commercial lines renewal earned price increase [1] [3]	2.4%	3.3%
Standard commercial lines policies in-force as of end of period (in thousands) [1] [2]	1,349	1,329

[1]	Standard commercial lines consists of small commercial and middle market.

[2]	Excludes higher hazard general liability in middle market and livestock lines of business.

[3]	Excludes Maxum, higher hazard general liability in middle market and livestock lines of business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	Three Months Ended March 31,
	2019	2018	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	58.4	56.8	1.6
Current accident year catastrophes	3.9	4.0	(0.1)
Prior accident year development	(0.6)	(1.1)	0.5
Total loss and loss adjustment expense ratio	61.7	59.7	2.0
Expense ratio	34.0	33.4	0.6
Policyholder dividend ratio	0.3	0.2	0.1
Combined ratio	96.1	93.3	2.8
Current accident year catastrophes and prior year development	3.3	2.9	0.4
Underlying combined ratio	92.7	90.4	2.3
Net Income
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net income increased in 2019 due to a shift from net realized capital losses in 2018 to net realized capital gains in 2019, partially offset by a lower underwriting gain. For further discussion of investment results, see MD&A - Investment Results.

Underwriting Gain
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Underwriting gain decreased in 2019 primarily due to a higher current accident year loss and loss adjustment expense ratio before catastrophes, higher underwriting expenses, including higher amortization of DAC, and less favorable prior accident year reserve development in 2019 compared to 2018, partially offset by the effect of higher earned premium. The increase in underwriting expenses included the effect of higher information technology and operations costs in middle market as well as higher operations costs and costs associated with the business acquired under a renewal rights agreement with Farmers Group to acquire its Foremost-branded small commercial business, partially offset by a reduction in state taxes and assessments.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
[1]Other of $12 and $11 for the three months ended March 31, 2018, and 2019, respectively, is included in the total.
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Earned premiums increased in 2019 reflecting written premium growth over the preceding twelve months.
Written premiums increased in 2019 with growth across small commercial, middle market, and specialty commercial. In standard commercial lines, renewal written price increases declined in 2019, mostly attributable to larger rate decreases in small commercial workers' compensation. New business premium increased over the prior year period, primarily in small commercial.

•
Small commercial written premium increased in 2019, primarily driven by the business acquired under a renewal rights agreement with Farmers Group to acquire its Foremost-branded small commercial business and higher policy count retention partially offset by a decline in workers' compensation premium, mainly driven by renewal written price decreases compared to the prior year quarter.

•	Middle market written premium growth in 2019 was primarily due to higher renewal premium in all core lines, as well as growth in certain industry verticals, including energy. The increase in renewal premium was due, in part, to higher renewal written price increases and higher audit premium.

•	Specialty commercial written premium increased in 2019 driven by growth in bond and financial products.
Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Loss and LAE ratio before catastrophes and prior accident year development increased in 2019, primarily due to a higher loss and loss adjustment expense ratio in workers' compensation as well as higher non-catastrophe property losses in middle market marine and property.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Current accident year catastrophe losses totaled $70, before tax, for the three month period in 2019 compared to $69, before tax, for the three month period in 2018. Current accident year catastrophe losses for 2019 were primarily from winter storms in the northern plains, midwest and northeast. Current accident year catastrophe losses for 2018 were primarily from winter storms on the east coast.

Prior accident year development was a net favorable $10 for the three month period in 2019, compared with $19 of net favorable prior accident year development for the three month period in 2018. Net reserve decreases for 2019 were primarily related to lower loss reserve estimates for workers' compensation claims and catastrophes, partially offset by reserve increases for general liability and package business. Net reserve decreases for 2018 were primarily related to lower loss reserve estimates for workers' compensation.

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2019	2018	Change
Written premiums	$771	$807	(4%)
Change in unearned premium reserve	(28)	(52)	46%
Earned premiums	799	859	(7%)
Fee income	9	10	(10%)
Losses and loss adjustment expenses
Current accident year before catastrophes	500	566	(12%)
Current accident year catastrophes [1]	34	34	—%
Prior accident year development [1]	(1)	(13)	92%
Total losses and loss adjustment expenses	533	587	(9%)
Amortization of DAC	65	71	(8%)
Underwriting expenses	155	143	8%
Amortization of other intangible assets	1	1	—%
Underwriting gain	54	67	(19%)
Net servicing income [2]	3	4	(25%)
Net investment income [3]	42	40	5%
Net realized capital gains [3]	19	—	NM
Other income (expenses)	1	(1)	NM
Income before income taxes	119	110	8%
Income tax expense [4]	23	21	10%
Net income	$96	$89	8%

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	Includes servicing revenues of $19 for both the three months ended March 31, 2019 and 2018. Includes servicing expenses of $16 and $15 for the three months ended March 31, 2019 and 2018, respectively.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results.

[4]	For discussion of income taxes, see Note 10 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Written and Earned Premiums

	Three Months Ended March 31,
Written Premiums	2019	2018	Change
Product Line
Automobile	$555	$581	(4%)
Homeowners	216	226	(4%)
Total	$771	$807	(4%)
Earned Premiums
Product Line
Automobile	$555	$600	(8%)
Homeowners	244	259	(6%)
Total	$799	$859	(7%)
Premium Measures

	Three Months Ended March 31,
Premium Measures	2019	2018
Policies in-force end of period (in thousands)
Automobile	1,485	1,641
Homeowners	913	1,008
New business written premium
Automobile	$56	$37
Homeowners	$16	$9
Policy count retention
Automobile	85%	80%
Homeowners	84%	82%
Renewal written price increase
Automobile	5.6%	9.5%
Homeowners	8.0%	9.4%
Renewal earned price increase
Automobile	6.5%	10.7%
Homeowners	9.6%	8.9%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	Three Months Ended March 31,
Underwriting Ratios	2019	2018	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	62.6	65.9	(3.3)
Current accident year catastrophes	4.3	4.0	0.3
Prior year development	(0.1)	(1.5)	1.4
Total loss and loss adjustment expense ratio	66.7	68.3	(1.6)
Expense ratio	26.5	23.9	2.6
Combined ratio	93.2	92.2	1.0
Current accident year catastrophes and prior year development	4.2	2.5	1.7
Underlying combined ratio	89.1	89.8	(0.7)
Product Combined Ratios

	Three Months Ended March 31,
	2019	2018	Change
Automobile
Combined ratio	93.1	93.1	—
Underlying combined ratio	93.6	94.2	(0.6)
Homeowners
Combined ratio	93.1	89.8	3.3
Underlying combined ratio	78.4	78.9	(0.5)
Net Income
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net income increased primarily due to a shift to net realized capital gains in 2019, partially offset by a lower underwriting gain.

Underwriting Gain
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Underwriting gain decreased in 2019 primarily due to less favorable prior year development, the effect of lower earned premium and higher underwriting expenses, partially offset by lower current accident year loss ratios before catastrophes in both auto and homeowners and lower amortization of DAC. The

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

increase in underwriting expenses was largely driven by an increase in direct marketing spending, selling expenses, and operational costs to generate new business, partially offset by a reduction in state taxes and assessments.
Earned Premiums
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Earned premiums decreased in 2019, reflecting a decline in written premium over the prior six to twelve months in both Agency channels and, to a lesser extent, in AARP Direct.
Written premiums decreased in 2019 in AARP Direct and both Agency channels. Despite an increase in new business and higher policy count retention in both auto and homeowners, written premium declined, primarily due to not generating enough new business to offset the loss of non-renewed premium.
Renewal written pricing increases in 2019 were lower in both auto and homeowners in response to moderating loss cost trends.
Policy count retention increased in both automobile and homeowners, in part driven by moderating renewal written price increases.
Policies in-force decreased in 2019 in both automobile and homeowners, driven by not generating enough new business to offset the loss of non-renewed policies.

Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Loss and LAE ratio before catastrophes and prior accident year development decreased in 2019, primarily due to the effect of earned pricing increases in both automobile and homeowners and lower non-catastrophe homeowners loss costs.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Current accident year catastrophe losses for 2019 were primarily from winter storms across the country and, to a lesser extent, tornado and hail events in the South. Catastrophe losses in 2018 were from seven named catastrophe events across the country, including several East coast winter storms and, to a lesser extent, wind and hail events in the South.
Prior accident year development was less favorable in 2019 than in 2018 as net favorable reserve development in homeowners in the 2018 period did not recur in 2019.

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2019	2018	Change
Losses and loss adjustment expenses
Prior accident year development	—	—	—%
Total losses and loss adjustment expenses	—	—	—%
Underwriting expenses	3	3	—%
Underwriting loss	(3)	(3)	—%
Net investment income [1]	22	24	(8%)
Net realized capital gains (losses) [1]	9	(1)	NM
Income before income taxes	28	20	40%
Income tax expense [2]	5	3	67%
Net income	$23	$17	35%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 10 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income

Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net Income increased primarily due to net realized capital gains in the 2019 period.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2019. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves.

GROUP BENEFITS
Results of Operations

Operating Summary
	Three months ended March 31,
	2019	2018	Change
Premiums and other considerations	$1,409	$1,401	1%
Net investment income [1]	121	121	—%
Net realized capital gains (losses) [1]	5	(25)	120%
Total revenues	1,535	1,497	3%
Benefits, losses and loss adjustment expenses	1,053	1,085	(3%)
Amortization of DAC	13	10	30%
Insurance operating costs and other expenses	315	321	(2%)
Amortization of other intangible assets	10	17	(41%)
Total benefits, losses and expenses	1,391	1,433	(3%)
Income before income taxes	144	64	125%
Income tax expense [2]	26	10	160%
Net income	$118	$54	119%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results.

[2]	For discussion of income taxes, see Note 10 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums and Other Considerations
	Three months ended March 31,
	2019	2018	Change
Fully insured – ongoing premiums	$1,362	$1,357	—%
Buyout premiums	2	—	NM
Fee income	45	44	2%
Total premiums and other considerations	$1,409	$1,401	1%
Fully insured ongoing sales, excluding buyouts	$407	$454	(10%)

Ratios, Excluding Buyouts
	Three months ended March 31,
	2019	2018	Change
Group disability loss ratio	69.6%	74.9%	(5.3)
Group life loss ratio	81.3%	80.9%	0.4
Total loss ratio	74.7%	77.4%	(2.7)
Expense ratio [1]	23.4%	24.0%	(0.6)
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three months ended March 31,
	2019	2018	Change
Net income margin	7.7%	3.6%	4.1
Less: Net realized capital gains (losses) excluded from core earnings, before tax	0.3%	(1.7%)	2.0
Less: Integration and transaction costs associated with acquired business, before tax	(0.6%)	(0.8%)	0.2
Less: Income tax benefit	—%	0.5%	(0.5)
Core earnings margin	8.0%	5.6%	2.4
Net Income
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net income increased for the three month period, primarily due to a lower group disability loss ratio, a change from net realized capital losses in 2018 to net realized capital gains in 2019, lower amortization of intangible assets arising from the acquisition of Aetna's U.S. group life and disability business, and lower insurance operating costs and other expenses.
Insurance operating costs and other expenses for the three month period decreased 2% primarily due to a decrease in state taxes and assessments.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fully Insured Ongoing Premiums
[1] Other of $60 and $62 is included in the three months ended March 31, 2018, and 2019, respectively.
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Fully insured ongoing premiums increased slightly for the three month period reflecting strong persistency offset by lower sales compared to the prior year period with an increase in group disability largely offset by a decrease in group life.
Fully insured ongoing sales, excluding buyouts for the three month period decreased 10% as the prior year period included first year sales from the new New York Paid Family Leave product.

Ratios
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Total loss ratio decreased 2.7 points for the three month period reflecting a lower disability loss ratio partially offset by a slightly higher group life loss ratio. The group disability loss ratio decreased 5.3 points primarily due to continued favorable incidence trends and, to a lesser extent, strong recoveries driving favorable development on prior incurral year reserves.
The group life loss ratio increased 0.4 points driven by higher mortality experience, partially offset by favorable prior incurral year development on group life premium waiver.
Expense ratio decreased 0.6 points. The decline was driven by a reduction in state taxes and assessments and lower amortization in the current year of intangible assets arising from the acquisition of Aetna's U.S. group life and disability business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

HARTFORD FUNDS
Results of Operations
Operating Summary

	Three Months Ended March 31,
	2019	2018	Change
Fee income and other revenue	$238	$258	(8%)
Net investment income	2	1	100%
Net realized capital gains	2	—	NM
Total revenues	242	259	(7%)
Amortization of DAC	3	4	(25%)
Operating costs and other expenses	202	212	(5%)
Total benefits, losses and expenses	205	216	(5%)
Income before income taxes	37	43	(14%)
Income tax expense	7	9	(22%)
Net income	$30	$34	(12%)
Daily average Hartford Funds AUM	$112,210	$117,301	(4%)
Return on Assets ("ROA") [1]	10.9	11.9	(8%)
Less: Effect of net realized capital gains (losses), excluded from core earnings, before tax	0.6	—	NM
Return on Assets ("ROA"), core earnings [1]	10.3	11.9	(13%)
[1] Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	Three Months Ended March 31,
	2019	2018	Change
Mutual Fund and ETP AUM - beginning of period	$91,557	$99,090	(8%)
Sales - mutual fund	6,312	6,177	2%
Redemptions - mutual fund	(5,900)	(5,693)	(4%)
Net flows - ETP	462	194	138%
Net flows - mutual fund and ETP	874	678	29%
Change in market value and other	10,794	115	NM
Mutual fund and ETP AUM - end of period	103,225	99,883	3%
Talcott Resolution life and annuity separate account AUM [1]	14,364	15,614	(8%)
Hartford Funds AUM	$117,589	$115,497	2%
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.
Mutual Fund and ETP AUM by Asset Class

	March 31,
	2019	2018	Change
Equity	$66,158	$64,702	2%
Fixed Income	15,070	14,378	5%
Multi-Strategy Investments [1]	19,540	20,137	(3%)
Exchange-traded Products	2,457	666	NM
Mutual Fund and ETP AUM	$103,225	$99,883	3%
[1]Includes balanced, allocation, and alternative investment products.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net income for the three month period declined compared to the prior year, in part due to lower investment management fee revenue as a result of lower daily average AUM. Also contributing to the decline was an adjustment in the first quarter of 2019 related to contingent consideration associated with the acquisition of Lattice. See note 4 - Fair Value Measurements for additional information.

Hartford Funds AUM
March 31, 2019 compared to March 31, 2018
Hartford Funds AUM increased compared to the prior year due to market appreciation, partially offset by the continued runoff of AUM related to the Talcott Resolution life and annuity separate account AUM. Net flows from mutual funds and ETP were a positive $874 in first quarter 2019 compared to net positive flows of $678 in first quarter 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended March 31,
	2019	2018	Change
Fee income	$13	$2	NM
Other revenue	34	—	NM
Net investment income	24	7	NM
Net realized capital gains	13	4	NM
Total revenues	84	13	NM
Benefits, losses and loss adjustment expenses [1]	2	2	—%
Insurance operating costs and other expenses	13	15	(13%)
Interest expense [2]	64	80	(20%)
Total benefits, losses and expenses	79	97	(19%)
Income (loss) before income taxes	5	(84)	106%
Income tax expense (benefit) [3]	5	(20)	125%
Loss from continuing operations, net of tax	—	(64)	(100%)
Income from discontinued operations, net of tax	—	169	(100%)
Net income	—	105	(100%)
Preferred stock dividends	5	—	NM
Net income (loss) available to common stockholders	$(5)	$105	(105%)

[1]	Represents benefits expense on life and annuity business previously underwritten by the Company.

[2]
For discussion of debt, see Note 9 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13- Debt of Notes to Consolidated Financial Statement in The Hartford's 2018 Form 10-K Annual Report.

[3]	For discussion of income taxes, see Note 10 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.
Net Income

Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net income declined due to a decrease in income from discontinued operations as a result of the sale of the life and annuity business in May 2018. The loss from continuing operations, net of tax, decreased primarily due to $28 included in 2019 other revenues from earnings on the Company's retained equity interest in the former life and annuity operations, as well as higher net investment income driven by the reinvestment of the proceeds from the sale of the life and annuity business and an increase in short-term interest rates, lower interest expense and an increase in net realized capital gains.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Interest expense decreased for the three month period, primarily due to the maturity of senior notes payable and redemption of junior subordinated debentures. On January 15, 2019, the Company repaid at maturity the $413 principal amount of its 6.0% senior notes. On June 15, 2018, The Hartford redeemed $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068. On March 15, 2018, the Company issued $500 of 4.4% senior notes due March 15, 2048 for net proceeds of approximately $490. The Company used a portion of the net proceeds to repay the Company's $320 of 6.3% notes at maturity.

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
The Company categorizes its main risks as insurance risk, operational risk and financial risk. Insurance risk and financial risk are described in more detail below. Operational risk and specific risk tolerances for natural catastrophes and pandemic risk are described in the ERM section of the MD&A in The Hartford’s 2018 Form 10-K Annual Report.
Insurance Risk
The Company categorizes its insurance risks across property-

casualty and group benefits products. Non-catastrophe insurance risk arises from a number of exposures including property, liability, mortality, morbidity, disability and longevity. Catastrophe risk primarily arises in the property, automobile, group life, group disability, and workers' compensation product lines. The Company establishes risk limits to control potential loss and actively monitors the risk exposures as a percent of statutory surplus. The Company also uses reinsurance to transfer insurance risk to well-established and financially secure reinsurers.
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

Primary Catastrophe Treaty Reinsurance Coverages as of March 1, 2019

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty for all catastrophe events from 1/1/2019 to 12/31/2019 [1]
Losses of $0 to $350 from one event	None	100% retained
Losses of $350 to $500 from one event	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.1 billion from one event [2]	90% of $600 in excess of $500	10% co-participation
Additional Per Occurrence Property Catastrophe Treaty for catastrophes from 3/1/2019 to 12/31/2019 other than named storms and earthquake events [1] [5]
Losses of $0 to $150 from one event	None	100% retained
Losses of $150 to $350 from one event	80% of $200 in excess of $150	20% co-participation
Aggregate Property Catastrophe Treaty for 1/1/2019 to 12/31/2019 [3]
$0 to $775 of aggregate losses	None	100% retained
$775 to $1.025 billion of aggregate losses	100%	None
Workers' Compensation Catastrophe Treaty for 1/1/2019 to 12/31/2019
Losses of $0 to $100 from one event	None	100% retained
Losses of $100 to $450 from one event [4]	80% of $350 in excess of $100	20% co-participation

[1]
In addition to the Property Occurrence Treaty and Additional Property Occurrence Treaty for Florida events, The Hartford has purchased the mandatory FHCF reinsurance for the period from 6/1/2018 to 5/30/2019. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage for $84 of per event losses in excess of a $29 retention.

[2]	Portions of this layer of coverage extend beyond the traditional one year term.

[3]
The aggregate treaty is not limited to a single event; rather, it is designed to provide reinsurance protection for the aggregate of all events designated as catastrophes by PCS (Property Claims Services/Verisk) with a $350 limit on any one event. All catastrophe losses apply toward satisfying the $775 attachment point under the aggregate treaty regardless of whether a portion of per event losses up to $350 are recovered under the Additional Per Occurrence Property Catastrophe Treaty.

[4]
In addition to the limits shown, the workers' compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of $30 in per event losses in excess of a $20 retention.

[5]	The Additional Per Occurrence Property Catastrophe Treaty covers losses from catastrophe events other than from named hurricanes, tropical storms and earthquakes.
In addition to the property catastrophe reinsurance coverage described in the above table, the Company has other reinsurance agreements that cover property catastrophe losses. The Per Occurrence Property Catastrophe Treaty, Additional Per Occurrence Property Catastrophe Treaty and Workers' Compensation Catastrophe Treaty include a provision to reinstate limits in the event that a catastrophe loss exhausts limits on one or more layers under the treaties.
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
Reinsurance for A&E Reserve Development- Under an ADC reinsurance agreement, NICO assumes adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s net A&E reserves recorded as of December 31, 2016. Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid for the ADC are recognized as a dollar-for-dollar offset to direct losses incurred. As of March 31, 2019, $523 of incurred A&E losses had been ceded to NICO, leaving approximately $977 of coverage available for future adverse net reserve development, if any. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, there is a risk that cumulative adverse development of A&E claims could ultimately exceed the $1.5 billion treaty limit in which case all adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity.

Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.
Property & Casualty Reinsurance Recoverables

	As of March 31, 2019	As of December 31, 2018
Paid loss and loss adjustment expenses	$113	$127
Unpaid loss and loss adjustment expenses	3,775	3,773
Gross reinsurance recoverables	3,888	3,900
Less: Allowance for uncollectible reinsurance	(127)	(126)
Net reinsurance recoverables	$3,761	$3,774
Group benefits reinsurance recoverables represent reserve for future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
Group Benefits Reinsurance Recoverables

	As of March 31, 2019	As of December 31, 2018
Paid loss and loss adjustment expenses	$11	$12
Unpaid loss and loss adjustment expenses	237	239
Gross reinsurance recoverables	248	251
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$248	$251
[1]No allowance for uncollectible reinsurance is required as of March 31, 2019 and December 31, 2018.
For further explanation of the Company's insurance risk management strategy, see MD&A Enterprise Risk Management Insurance Risk in The Hartford's 2018 Form 10-K Annual Report.
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
Impact A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairment and an increased probability of a realized loss upon sale. Premiums receivable and reinsurance recoverables are also subject to credit risk based on the counterparty’s unwillingness or inability to pay.
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
As of March 31, 2019, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed

Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity.  The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the three months ended March 31, 2019, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 11 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
For further information on credit derivatives, see Note 6 - Derivatives of Notes to Condensed Consolidated Financial Statements.
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
Sources of Equity Risk The Company has exposure to equity risk from invested assets, assets that support the Company’s pension and other post-retirement benefit plans, and fee income derived from Hartford Funds assets under management. In addition, the Company has equity exposure through its 9.7% ownership interest in the limited partnership, Hopmeadow Holdings LP, that owns the life and annuity business sold in 2018. For further information, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements included in the Company’s 2018 Form 10-K Annual Report.
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
Management The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, and hedging of changes in equity indices. For assets supporting pension and other post-retirement benefit plans, the asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments and impose concentration limits and investment quality requirements on permissible investment options.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities by Credit Quality
	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$4,800	$4,847	13.2%	$4,446	$4,430	12.4%
AAA	6,028	6,160	16.7%	6,366	6,440	18.1%
AA	6,760	7,016	19.0%	6,861	6,985	19.6%
A	8,548	8,871	24.1%	8,314	8,370	23.5%
BBB	8,383	8,530	23.2%	8,335	8,163	22.9%
BB & below	1,375	1,395	3.8%	1,281	1,264	3.5%
Total fixed maturities, AFS	$35,894	$36,819	100.0%	$35,603	$35,652	100.0%
The fair value of fixed maturities, AFS as compared to December 31, 2018, increased primarily due to an increase in valuations due to tightening of credit spreads and lower interest rates. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type
	March 31, 2019					December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$849	$9	$(1)	$857	2.3%	$1,159	$5	$(1)	$1,163	3.3%
Other	110	1	—	111	0.3%	113	—	—	113	0.3%
Collateralized loan obligations ("CLOs")	1,442	7	(11)	1,438	3.9%	1,455	2	(20)	1,437	4.0%
CMBS
Agency [1]	1,433	19	(24)	1,428	3.9%	1,447	13	(33)	1,427	4.0%
Bonds	1,843	38	(8)	1,873	5.1%	1,845	13	(29)	1,829	5.1%
Interest only	258	10	(1)	267	0.7%	289	9	(2)	296	0.8%
Corporate
Basic industry	669	18	(6)	681	1.8%	604	8	(21)	591	1.7%
Capital goods	1,219	24	(10)	1,233	3.2%	1,132	8	(31)	1,109	3.1%
Consumer cyclical	945	21	(10)	956	2.6%	943	9	(29)	923	2.6%
Consumer non-cyclical	1,844	34	(17)	1,861	5.1%	1,936	11	(71)	1,876	5.3%
Energy	1,132	37	(9)	1,160	3.2%	1,156	14	(43)	1,127	3.1%
Financial services	3,567	60	(28)	3,599	9.8%	3,368	17	(99)	3,286	9.2%
Tech./comm.	1,909	78	(15)	1,972	5.4%	1,720	34	(54)	1,700	4.8%
Transportation	588	10	(2)	596	1.6%	548	4	(18)	534	1.5%
Utilities	2,024	65	(33)	2,056	5.6%	2,017	43	(69)	1,991	5.6%
Other	290	2	(3)	289	0.8%	272	—	(11)	261	0.7%
Foreign govt./govt. agencies	866	23	(7)	882	2.4%	866	7	(26)	847	2.4%
Municipal bonds
Taxable	607	25	(6)	626	1.7%	629	14	(17)	626	1.8%
Tax-exempt	9,173	548	(1)	9,720	26.4%	9,343	407	(30)	9,720	27.3%
RMBS
Agency	1,748	15	(10)	1,753	4.8%	1,508	7	(29)	1,486	4.2%
Non-agency	978	9	(3)	984	2.7%	933	5	(6)	932	2.6%
Alt-A	83	3	—	86	0.2%	43	4	—	47	0.1%
Sub-prime	698	27	—	725	2.0%	786	28	—	814	2.3%
U.S. Treasuries	1,619	51	(4)	1,666	4.5%	1,491	41	(15)	1,517	4.2%
Total fixed maturities, AFS	$35,894	$1,134	$(209)	$36,819	100.0%	$35,603	$703	$(654)	$35,652	100.0%
Fixed maturities, FVO				$20					$22
Equity securities, at fair value				$1,275					$1,214

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of AFS securities increased as compared to December 31, 2018, primarily due to an increase in valuations due to tightening of credit spreads and lower interest rates.

Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Securities by Type table.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS Bonds as of March 31, 2019
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,433	$1,428	$—	$—	$—	$—	$—	$—	$—	$—	$1,433	$1,428
Bonds	956	968	454	457	381	394	52	54	—	—	1,843	1,873
Interest Only	168	174	79	82	2	2	7	7	2	2	258	267
Total CMBS	2,557	2,570	533	539	383	396	59	61	2	2	3,534	3,568
RMBS
Agency	1,748	1,753	—	—	—	—	—	—	—	—	1,748	1,753
Non-Agency	665	668	165	167	118	117	19	19	11	13	978	984
Alt-A	40	40	10	11	4	4	9	9	20	22	83	86
Sub-Prime	25	26	66	68	220	228	159	166	228	237	698	725
Total RMBS	2,478	2,487	241	246	342	349	187	194	259	272	3,507	3,548
Total CMBS & RMBS	$5,035	$5,057	$774	$785	$725	$745	$246	$255	$261	$274	$7,041	$7,116

Exposure to CMBS Bonds as of December 31, 2018
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,447	$1,427	$—	$—	$—	$—	$—	$—	$—	$—	$1,447	$1,427
Bonds	983	973	444	436	368	370	50	50	—	—	1,845	1,829
Interest Only	204	210	77	79	1	1	5	4	2	2	289	296
Total CMBS	2,634	2,610	521	515	369	371	55	54	2	2	3,581	3,552
RMBS
Agency	1,508	1,486	—	—	—	—	—	—	—	—	1,508	1,486
Non-Agency	611	610	167	167	111	109	33	33	11	13	933	932
Alt-A	—	—	10	10	4	5	9	9	20	23	43	47
Sub-Prime	31	32	72	73	211	217	179	186	293	306	786	814
Total RMBS	2,150	2,128	249	250	326	331	221	228	324	342	3,270	3,279
Total CMBS & RMBS	$4,784	$4,738	$770	$765	$695	$702	$276	$282	$326	$344	$6,851	$6,831

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The Company also has exposure to commercial mortgage loans. These loans are collateralized by real estate properties that are diversified both geographically throughout the United States and by property type. These loans are originated by the Company as high quality whole loans, and are participated out to third parties. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement.
As of March 31, 2019, commercial mortgage loans had an amortized cost of $3.6 billion and carrying value of $3.6 billion, with a valuation allowance of $1. As of December 31, 2018,

commercial mortgage loans had an amortized cost of $3.7 billion and carrying value of $3.7 billion, with a valuation allowance of $1.
The Company funded $1 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 4.6% during the three months ended March 31, 2019. The Company continues to originate commercial loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of March 31, 2019 or December 31, 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Municipal Bonds
The following table presents the Company's exposure to

municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds
	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,315	$1,399	AA	$1,222	$1,275	AA
Pre-Refunded [1]	1,673	1,727	AAA	1,845	1,904	AAA
Revenue
Transportation	1,389	1,515	A+	1,449	1,537	A+
Health Care	1,330	1,398	AA-	1,270	1,304	AA-
Education	902	943	AA	941	953	AA
Water & Sewer	782	824	AA	816	847	AA
Leasing [2]	766	809	AA-	772	799	AA-
Sales Tax	491	539	AA	507	541	AA
Power	294	319	A+	308	328	A+
Housing	28	29	AA	33	35	A+
Other	810	844	AA-	809	823	AA-
Total Revenue	6,792	7,220	AA-	6,905	7,167	AA-
Total Municipal	$9,780	$10,346	AA	$9,972	$10,346	AA

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

As of both March 31, 2019 and December 31, 2018, the largest issuer concentrations were the New York Dormitory Authority, the Commonwealth of Massachusetts, and the New York City Transitional Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 22% of the fair value of the Company's investment portfolio.

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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended March 31,
	2019		2018
	Amount	Yield	Amount	Yield
Hedge funds	$1	5.1%	$—	—%
Real estate funds	20	16.9%	(1)	(0.3%)
Private equity funds	27	14.2%	72	42.7%
Other alternative investments [1]	8	8.7%	2	1.7%
Total	$56	13.4%	$73	18.6%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Hedge funds	$53	3.1%	$51	3.0%
Real estate funds	454	26.4%	499	29.0%
Private equity and other funds	827	48.1%	788	45.7%
Other alternative investments [1]	385	22.4%	385	22.3%
Total	$1,719	100.0%	$1,723	100.0%
[1]Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $209 as of March 31, 2019 and have decreased $445, from December 31, 2018, primarily due to tightening of credit spreads and lower interest rates. As of March 31, 2019, $204 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $5 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily securities with exposure to commercial real estate which are depressed primarily due to wider spreads since the securities were purchased.

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

Unrealized Loss Aging for AFS Securities
	March 31, 2019				December 31, 2018
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	114	$522	$519	$(3)	468	$3,191	$3,153	$(38)
Greater than three to six months	127	1,037	1,030	(7)	359	2,530	2,487	(43)
Greater than six to nine months	82	568	561	(7)	347	2,243	2,186	(57)
Greater than nine to eleven months	120	487	477	(10)	817	5,921	5,688	(233)
Twelve months or more	1,239	7,612	7,430	(182)	969	5,272	4,989	(283)
Total	1,682	$10,226	$10,017	$(209)	2,960	$19,157	$18,503	$(654)

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%
	March 31, 2019				December 31, 2018
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	—	$—	$—	$—	13	$59	$43	$(16)
Greater than three to six months	3	5	4	(1)	—	—	—	—
Greater than six to nine months	—	—	—	—	3	3	2	(1)
Greater than nine to eleven months	—	—	—	—	2	2	1	(1)
Twelve months or more	36	10	6	(4)	36	13	8	(5)
Total	39	$15	$10	$(5)	54	$77	$54	$(23)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other-than-temporary Impairments Recognized in Earnings by Security Type
	Three Months Ended March 31,
	2019	2018
Credit Impairments
Corporate	$2	$—
Total	$2	$—
Three months ended March 31, 2019
Impairments recognized in earnings were comprised of credit impairments of $2. The credit impairments were primarily related to one corporate security experiencing issuer-specific financial difficulties.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Non-credit impairments recognized in other comprehensive income were $2.
Future impairments may develop as the result of changes in intent-to-sell specific securities that are in an unrealized loss position or if modeling assumptions, such as macroeconomic factors or security specific developments, change unfavorably from our current modeling assumptions, resulting in lower cash flow expectations.
Three months ended March 31, 2018
There were no impairments recognized in earnings and no non-credit impairments recognized in other comprehensive income.
CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of March 31, 2019:

•	$2.9 billion in fixed maturities, short-term investments, and cash at The Hartford Financial Services Group, Inc, ("HFSG Holding Company") .

•	A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023. No borrowings were outstanding as of March 31, 2019.

•	Borrowings available under a commercial paper program to a maximum of $750. As of March 31, 2019 there was no commercial paper outstanding.

•
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes.

2019 expected dividends and other sources of capital:

•	P&C - The Company does not anticipate receiving net dividends from its property and casualty insurance subsidiaries in 2019.

•	Group Benefits - HLA has $380 dividend capacity for 2019, and anticipates paying $250 to $300 in dividends in 2019.

•	Hartford Funds - Anticipates paying $100 to $125 of dividends in 2019.
In addition, HFSG Holding Company anticipates cash tax receipts of approximately $600 to $700, including realization of net operating losses and AMT credits.

Expected liquidity requirements for the next twelve months as of March 31, 2019:

•	$500 maturing debt payment in March of 2020

•	$295 of interest on debt.

•	$21 dividends on preferred stock, subject to the discretion of the Board of Directors.

•	$440 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases and any changes in common stockholder dividend rate.

•	$2.2 billion of cash consideration including transaction expenses to acquire all outstanding common shares of Navigators Group, a global specialty underwriter.
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
As of March 31, 2019, HFSG Holding Company held fixed maturities, short-term investments, and cash of $2.9 billion. Expected liquidity requirements of HFSG Holding Company for the next twelve months include payment of the 5.5% senior note of $500 due at maturity in March of 2020, the interest payments on debt of approximately $295, preferred stock dividends of approximately $21 and common stockholder dividends of approximately $440, subject to the discretion of the Board of Directors, as well as $2.2 billion of cash consideration including transaction expenses to acquire all outstanding common shares of Navigators Group.
The Company expects cash tax receipts of approximately $600 to $700 in 2019, including realization of net operating losses and AMT credits
Debt
On January 15, 2019, The Hartford repaid at maturity the $413 principal amount of its 6.0% senior notes.
Equity
In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. Based on projected holding company resources, the Company expects to use a portion of the authorization in 2019 but anticipates using the majority of the program in 2020. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors. During the three months ended March 31, 2019, no common shares were repurchased.
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
For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see the following "Dividends from Insurance Subsidiaries" discussion. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Pension Plans and Other Postretirement Benefits
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
The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s statutory policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances more restrictive) limitations on the payment of dividends. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiaries, regulatory capital requirements and liquidity requirements of the individual operating company. As of December 31, 2018, under the formula described above, the Company’s property and casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.2 billion in dividends to HFSG Holding Company in 2019 without prior approval from the applicable insurance commissioner, though only approximately $200 of this dividend capacity can be paid before the fourth quarter of 2019. Hartford Life and Accident Insurance Company ("HLA") has $380 of dividend capacity for 2019.
During the first three months of 2019, HFSG Holding Company received $107 dividends, including $75 from Hartford Life and Accident Insurance Company ("HLA") , $29 from Hartford Funds and $3 from a run-off HFSG subsidiary. There were no dividends received from P&C subsidiaries in 2019.
Over the remainder of 2019, the Company anticipates receiving approximately $175 to $225 of dividends from HLA and $75 to $100 dividends from Hartford Funds and does not anticipate receiving any additional dividends from P&C subsidiaries.
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
Revolving Credit Facilities and Commercial Paper
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the "Credit Facility") that provides up to $750 million of unsecured credit through March 29, 2024. As of March 31, 2019, no borrowings were outstanding and $3 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Commercial Paper
As of March 31, 2019, The Hartford's maximum borrowings available under its commercial paper program is $750 and there was no commercial paper outstanding.
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
As of March 31, 2019 there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of March 31, 2019, there were no advances outstanding used to support general corporate purposes and $50 in advances outstanding used to earn incremental investment income under the Hartford Fire FHLBB facility. This advance was repaid on April 22, 2019.
For further information regarding collateralized advances with Federal Home Loan Bank of Boston, see Note 5 – Investments of Notes to Condensed Consolidated Financial Statements and Note

13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2018 Form 10-K Annual Report.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2019 was $68. For this $68, the legal entities have posted collateral of $61 in the normal course of business. Based on derivative market values as of March 31, 2019, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of March 31, 2019, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $8 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of March 31, 2019, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
Insurance Operations
While subject to variability period to period, underwriting and investment cash flows continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2018 Form 10-K Annual Report.
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

Property & Casualty
As of March 31, 2019
Fixed maturities	$25,995
Short-term investments	1,229
Cash	80
Less: Derivative collateral	58
Total	$27,246

Group Benefits Operations
As of March 31, 2019
Fixed maturities	$10,081
Short-term investments	377
Cash	18
Less: Derivative collateral	22
Total	$10,454
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2018 Form 10-K Annual Report.

Capitalization

Capital Structure
	March 31, 2019	December 31, 2018	Change
Short-term debt (includes current maturities of long-term debt)	$499	$413	21%
Long-term debt	3,767	4,265	(12%)
Total debt	4,266	4,678	(9%)
Common stockholders' equity excluding AOCI, net of tax	14,891	14,346	4%
Preferred stock	334	334	—%
AOCI, net of tax	(885)	(1,579)	44%
Total stockholders’ equity	$14,340	$13,101	9%
Total capitalization	$18,606	$17,779	5%
Debt to stockholders’ equity	30%	36%
Debt to capitalization	23%	26%
Total capitalization increased $827, or 5%, as of March 31, 2019 compared to December 31, 2018 primarily due to an increase in AOCI and net income in excess of stockholder dividends, partially offset by a decrease in total debt due to the repayment at maturity of the $413 principal amount of the 6.0% senior notes.

For additional information on AOCI, net of tax, unrealized capital gains from securities, and debt see Note 13 - Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss), Note 5 - Investments and Note 9 - Debt.of Notes to Condensed Consolidated Financial Statements, respectively.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Flow[1]

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$279	$712
Net cash provided by (used for) investing activities	$129	$(242)
Net cash used for financing activities	$(428)	$(677)
Cash – end of period	$104	$228
[1] Cash activities in 2018 include cash flows from Discontinued Operations; see Note 16 - Business Disposition and Discontinued Operations of Notes to Condensed Consolidated Financial Statements for information on cash flows from Discontinued Operations.
Cash provided by operating activities decreased in 2019 as compared to the prior year period primarily driven by the inclusion of operations from the life and annuity business sold in May 2018 in the prior year period.
Cash provided by (used for) investing activities changed from cash used for investing activities in 2018 to cash provided by investing activities in 2019, primarily due to an increase in net proceeds from short-term investments and derivatives, partially offset by an increase in net payments for fixed maturities .
Cash used for financing activities decreased from the 2018 period primarily due to a change to an increase in securities loaned or sold under agreements to repurchase from a decrease in the prior year period, as well as proceeds in 2019 from FHLBB collateral advances, offset by an increase in debt repayments and a decline in proceeds from issuance of debt. Additionally, a substantial amount of cash use in the 2018 period consisted of net payments for deposits, transfers and withdrawals for investments and universal life products associated with the life and annuity business sold in May 2018.
Operating cash flow for the three months ended March 31, 2019 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk section in this MD&A and the Financial Risk on Statutory Capital section of the MD&A in the Company's 2018 Form 10-K Annual Report.
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
On April 15, 2019, Standards & Poor's ("S&P") raised its issuer credit and financial strength ratings on Hartford Life and Accident Insurance Co. ("HLA") to A+ from A. The upgrade of HLA's ratings reflects S&P's improved view of the Company's group benefits business which they consider core to the Company under their group rating methodology criteria.

Insurance Financial Strength Ratings as of April 29, 2019
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A	A+	A2

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
Commercial paper	AMB-1	A-2	P-2
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statutory Capital

Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2019	$7,435	$2,407	$9,842
Statutory income	437	145	582
Dividends to parent	—	(75)	(75)
Other items	137	17	154
Net change to U.S. statutory capital	574	87	661
U.S statutory capital at March 31, 2019	$8,009	$2,494	$10,503

[1]
The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by Hartford Holdings, Inc. to Hartford Fire Insurance Company.

Contingencies
Legal Proceedings
For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and "Asbestos and Environmental Claims" in Note 11 - Commitments and Contingencies Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
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
Tax Reform
At the end of 2017, Congress passed and the president signed, the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), which enacted significant reforms to the U.S. tax code. The major areas of interest to the company include the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. We continue to analyze Tax Reform for other potential impacts. The U.S. Treasury and IRS are developing guidance implementing Tax Reform, and Congress may consider additional technical corrections to the legislation. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2018 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Item 1. Legal Proceedings

Item 1. LEGAL PROCEEDINGS
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to The Hartford's A&E claims discussed in Note 11 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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

Part II - Item 1A. Risk Factors

Item 1A.    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (collectively the “Company’s Risk Factors” or individually, the “Company’s Risk Factor”), any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

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

Part II - Item 6. Exhibits

Item 6. EXHIBITS

See Exhibits Index on page	97.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2019
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.1	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.1	7/21/2016
*10.01	The Hartford 2014 Incentive Stock Plan Form of Individual Award Agreement. **
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	May 1, 2019	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)