Form 10-Q
period 2019-06-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2019-08-01
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(860) 547-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HIG	The New York Stock Exchange
6.10% Notes due October 1, 2041	HIG 41	The New York Stock Exchange
7.875% Fixed-to-Floating Rate Junior Subordinated Debentures due 2042	HGH	The New York Stock Exchange
Depositary Shares, Each Representing a 1/1,000th Interest in a Share of 6.000% Non-Cumulative Preferred Stock, Series G, par value $0.01 per share	HIG PR G	The New York Stock Exchange

Indicate by check mark:

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
	Yes	☒	No	☐

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

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
As of July 29, 2019, there were outstanding 361,581,394 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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

◦	the impacts associated with the withdrawal of the United Kingdom (“U.K.”) from the European Union (“E.U.”) on our international operations in the U.K. and E.U.

•	Insurance Industry and Product-Related Risks:

◦	the possibility of unfavorable loss development, including with respect to long-tailed exposures;

◦	the significant uncertainties that limit our ability to estimate the ultimate reserves necessary for asbestos and environmental claims;

◦	the possibility of a pandemic, earthquake, or other natural or man-made disaster that may adversely affect our businesses;

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

◦
capital requirements which are subject to many factors, including many that are outside the Company’s control, such as NAIC risk based capital formulas, Funds at Lloyd's and Solvency Capital Requirement, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;

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

◦	state and international regulatory limitations on the ability of the Company and certain of its subsidiaries to declare and pay dividends;

•	Risks Relating to Estimates, Assumptions and Valuations:

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

◦
the cost and other potential effects of increased federal, state and international regulatory and legislative developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels;

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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and six-month periods ended June 30, 2019 and 2018, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
August 1, 2019

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2019	2018	2019	2018
	(Unaudited)
Revenues
Earned premiums	$4,166	$3,958	$8,106	$7,885
Fee income	326	327	640	650
Net investment income	488	428	958	879
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	—	—	(4)	(2)
OTTI losses recognized in other comprehensive income (“OCI”)	—	—	2	2
Net OTTI losses recognized in earnings	—	—	(2)	—
Other net realized capital gains	80	52	245	22
Total net realized capital gains	80	52	243	22
Other revenues	32	24	85	44
Total revenues	5,092	4,789	10,032	9,480
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,934	2,738	5,619	5,433
Amortization of deferred policy acquisition costs ("DAC")	392	344	747	686
Insurance operating costs and other expenses	1,141	1,067	2,189	2,104
Loss on extinguishment of debt	—	6	—	6
Loss on reinsurance transaction	91	—	91	—
Interest expense	63	79	127	159
Amortization of other intangible assets	15	18	28	36
Total benefits, losses and expenses	4,636	4,252	8,801	8,424
Income from continuing operations, before tax	456	537	1,231	1,056
Income tax expense	84	103	229	194
Income from continuing operations, net of tax	372	434	1,002	862
Income from discontinued operations, net of tax	—	148	—	317
Net income	372	582	1,002	1,179
Preferred stock dividends	—	—	5	—
Net income available to common stockholders	$372	$582	$997	$1,179

Income from continuing operations, net of tax, available to common stockholders per common share
Basic	$1.03	$1.21	$2.76	$2.41
Diluted	$1.02	$1.19	$2.73	$2.37
Net income available to common stockholders per common share
Basic	$1.03	$1.62	$2.76	$3.29
Diluted	$1.02	$1.60	$2.73	$3.24
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
	(Unaudited)
Net income	$372	$582	$1,002	$1,179
Other comprehensive income (loss):
Changes in net unrealized gain on securities	664	(1,138)	1,343	(1,993)
Changes in OTTI losses recognized in other comprehensive income	—	2	1	—
Changes in net gain on cash flow hedging instruments	11	12	16	(32)
Changes in foreign currency translation adjustments	3	1	4	(5)
Changes in pension and other postretirement plan adjustments	9	9	17	19
OCI, net of tax	687	(1,114)	1,381	(2,011)
Comprehensive income (loss)	$1,059	$(532)	$2,383	$(832)
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $39,429 and $35,603)	$41,166	$35,652
Fixed maturities, at fair value using the fair value option	49	22
Equity securities, at fair value	1,533	1,214
Mortgage loans (net of allowances for loan losses of $0 and $1)	3,612	3,704
Limited partnerships and other alternative investments	1,734	1,723
Other investments	311	192
Short-term investments	2,364	4,283
Total investments	50,769	46,790
Cash	226	112
Restricted cash	57	9
Premiums receivable and agents’ balances, net	4,726	3,995
Reinsurance recoverables, net	5,394	4,357
Deferred policy acquisition costs	722	670
Deferred income taxes, net	615	1,248
Goodwill	1,913	1,290
Property and equipment, net	1,222	1,006
Other intangible assets, net	1,191	657
Other assets	2,637	2,173
Total assets	$69,472	$62,307
Liabilities
Unpaid losses and loss adjustment expenses	$36,104	$33,029
Reserve for future policy benefits	644	642
Other policyholder funds and benefits payable	790	767
Unearned premiums	6,833	5,282
Short-term debt	500	413
Long-term debt	4,050	4,265
Other liabilities	5,259	4,808
Total liabilities	54,180	49,206
Commitments and Contingencies Note (12)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at June 30, 2019 and December 31, 2018, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 shares issued at June 30, 2019 and December 31, 2018	4	4
Additional paid-in capital	4,300	4,378
Retained earnings	11,836	11,055
Treasury stock, at cost — 23,317,797 and 25,772,238 shares	(984)	(1,091)
Accumulated other comprehensive loss, net of tax	(198)	(1,579)
Total stockholders’ equity	15,292	13,101
Total liabilities and stockholders’ equity	$69,472	$62,307
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share data)	2019	2018	2019	2018
	(Unaudited)
Preferred Stock	$334	$—	$334	$—
Common Stock	4	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,329	4,363	4,378	4,379
Issuance of shares under incentive and stock compensation plans	(6)	(9)	(74)	(83)
Stock-based compensation plans expense	21	22	76	83
Issuance of shares for warrant exercise	(44)	(2)	(80)	(5)
Additional Paid-in Capital, end of period	4,300	4,374	4,300	4,374
Retained Earnings
Retained Earnings, beginning of period	11,572	10,156	11,055	9,642
Cumulative effect of accounting changes, net of tax	—	—	—	5
Adjusted balance, beginning of period	11,572	10,156	11,055	9,647
Net income	372	582	1,002	1,179
Dividends declared on preferred stock	—	—	(5)	—
Dividends declared on common stock	(108)	(89)	(216)	(177)
Retained Earnings, end of period	11,836	10,649	11,836	10,649
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,014)	(1,141)	(1,091)	(1,194)
Treasury stock acquired	(27)	—	(27)	—
Issuance of shares under incentive and stock compensation plans	14	14	85	95
Net shares acquired related to employee incentive and stock compensation plans	(1)	(3)	(31)	(34)
Issuance of shares for warrant exercise	44	2	80	5
Treasury Stock, at cost, end of period	(984)	(1,128)	(984)	(1,128)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(885)	(239)	(1,579)	663
Cumulative effect of accounting changes, net of tax	—	—	—	(5)
Adjusted balance, beginning of period	(885)	(239)	(1,579)	658
Total other comprehensive income (loss)	687	(1,114)	1,381	(2,011)
Accumulated Other Comprehensive Loss, net of tax, end of period	(198)	(1,353)	(198)	(1,353)
Total Stockholders’ Equity	$15,292	$12,546	$15,292	$12,546
Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	13,800	—	13,800	—
Issuance of preferred shares	—	—	—	—
Preferred Shares Outstanding, end of period	13,800	—	13,800	—
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	360,865	358,077	359,151	356,835
Treasury stock acquired	(505)	—	(505)	—
Issuance of shares under incentive and stock compensation plans	325	272	1,859	2,042
Return of shares under incentive and stock compensation plans to treasury stock	(20)	(42)	(621)	(637)
Issuance of shares for warrant exercise	940	52	1,721	119
Common Shares Outstanding, at end of period	361,605	358,359	361,605	358,359
Cash dividends declared per common share	$0.30	$0.25	$0.60	$0.50
Cash dividends declared per preferred share	$—	$—	$375.00	$—
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2019	2018
Operating Activities	(Unaudited)
Net income	$1,002	$1,179
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	(243)	31
Amortization of deferred policy acquisition costs	747	744
Additions to deferred policy acquisition costs	(799)	(701)
Depreciation and amortization	221	237
Loss on extinguishment of debt	—	6
Gain on sale	—	(213)
Other operating activities, net	64	291
Change in assets and liabilities:
Decrease in reinsurance recoverables	57	136
Decrease (increase) in accrued and deferred income taxes	277	(112)
Increase (decrease) in insurance liabilities	565	(77)
Net change in other assets and other liabilities	(887)	(251)
Net cash provided by operating activities	1,004	1,270
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	10,770	14,712
Fixed maturities, fair value option	4	11
Equity securities, at fair value	1,024	1,027
Mortgage loans	346	234
Partnerships	122	331
Payments for the purchase of:
Fixed maturities, available-for-sale	(11,027)	(13,261)
Equity securities, at fair value	(951)	(953)
Mortgage loans	(280)	(383)
Partnerships	(167)	(316)
Net proceeds from (payments for) derivatives	45	(234)
Net additions of property and equipment	(44)	(59)
Net proceeds from (payments for) short-term investments	2,090	(2,427)
Other investing activities, net	(1)	(4)
Proceeds from business sold, net of cash transferred	—	1,115
Amount paid for business acquired, net of cash acquired	(1,901)	—
Net cash provided by (used for) investing activities	30	(207)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	106	1,814
Withdrawals and other deductions from investment and universal life-type contracts	(77)	(9,206)
Net transfers from separate accounts related to investment and universal life-type contracts	—	6,949
Repayments at maturity or settlement of consumer notes	—	(2)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(178)	(671)
Repayment of debt	(413)	(826)
Proceeds from the issuance of debt	—	490
Net issuance (return) of shares under incentive and stock compensation plans	(39)	5
Treasury stock acquired	(27)	—
Dividends paid on preferred stock	(11)	—
Dividends paid on common stock	(216)	(180)
Net cash used for financing activities	(855)	(1,627)
Foreign exchange rate effect on cash	(17)	(6)
Net increase (decrease) in cash, including cash classified as assets held for sale	162	(570)
Less: Net increase (decrease) in cash classified as assets held for sale	—	(537)
Net increase (decrease) in cash and restricted cash	162	(33)
Cash and restricted cash – beginning of period	121	180
Cash and restricted cash– end of period	$283	$147
Supplemental Disclosure of Cash Flow Information
Income tax paid	$(1)	$(1)
Interest paid	$137	$156
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
On May 23, 2019, the Company completed the previously announced acquisition of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.136 billion in cash, including transaction expenses. For further discussion of this transaction, see Note 2 - Business Acquisition of Notes to Condensed Consolidated Financial Statements.
On May 31, 2018, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, completed the sale of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company, for its life and annuity operating subsidiaries. For further discussion of this transaction, see Note 17 - Business Disposition and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In particular:

•
Restricted cash has been reclassified out of cash to a separate line on the Condensed Consolidated Balance Sheets. Restrictions on cash primarily relate to funds that are held to support regulatory and contractual obligations.

Adoption of New Accounting Standards
Hedging Activities
On January 1, 2019, the Company adopted the Financial Accounting Standards Board's ("FASB") updated guidance for hedge accounting through a cumulative effect adjustment of less than $1 to reclassify cumulative ineffectiveness on cash flow hedges from retained earnings to accumulated other comprehensive income ("AOCI"). The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness is reported in the same income statement line with the effective hedge results and the hedged transaction. For cash flow hedges, the ineffectiveness is recognized in earnings only when the hedged transaction affects earnings; otherwise,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the ineffectiveness gains or losses remain in AOCI. Under previous accounting, total hedge ineffectiveness was reported separately in realized capital gains and losses apart from the hedged transaction. The adoption did not affect the Company’s financial position or cash flows or have a material effect on net income.
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

2. BUSINESS ACQUISITION
Navigators Group
On May 23, 2019, The Hartford acquired 100% of the outstanding shares of Navigators Group for $70 a share, or $2.121 billion in cash, comprised of cash of $2.098 billion and a liability for cash awards to replace share-based awards of $23. The acquisition of the specialty underwriter expands product offerings and geographic reach, and adds underwriting and industry talent to strengthen the Company’s value proposition to agents and customers.

Fair Value of Assets Acquired and Liabilities Assumed at the Acquisition Date

As of May 23, 2019
Assets
Cash and invested assets	$3,848
Premiums receivable	492
Reinsurance recoverables	1,100
Prepaid reinsurance premiums	238
Other intangible assets	580
Property and equipment	83
Other assets	99
Total Assets Acquired	6,440
Liabilities
Unpaid losses and loss adjustment expenses	2,823
Unearned premiums	1,219
Long-term debt	284
Deferred income taxes, net	48
Other liabilities	568
Total Liabilities Assumed	4,942
Net identifiable assets acquired	1,498
Goodwill [1]	623
Net Assets Acquired	$2,121
[1] Non-deductible for income tax purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible Assets Recorded in Connection with the Acquisition

Asset	Amount	Weighted Average Expected Life
Value of in-force contracts - Property and Casualty ("P&C")	$180	1
Distribution relationships	302	15
Trade name	17	10
Total finite life intangibles	499	10
Capacity of Lloyd's Syndicate	66
Licenses	15
Total indefinite life intangibles	81
Total other intangible assets	$580

The value of in-force contracts represents the estimated profits relating to the unexpired contracts in force net of related prepaid reinsurance at the acquisition date through expiry of the contracts. The value of distribution relationships was estimated using net cash flows expected to come from the renewals of in-force contracts and new business sold through existing distribution partners less costs to service the related policies. The value of the trade name was estimated using an assumed cost of a market-based royalty fee applied to net cash flows expected to come from business marketed as Navigators, a brand of The Hartford. Lloyd's of London is an insurance market-place operating worldwide ("Lloyd's"). Lloyd's does not underwrite risks. Corporate members accept underwriting risks through the syndicates that they form. The Company accepts risks as the sole corporate member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"). The value of the capacity of Lloyd’s Syndicate was estimated using net cash flows attributable to Navigators Group's right to underwrite business up to an approved level of premium in the Lloyd’s market. The values for in-force contracts, the distribution relationships, trade name and the capacity of the Lloyd's Syndicate were estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of expected new business, premium retention rates, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital. The value of licenses to write insurance in over 50 U.S. jurisdictions was estimated based on recent transactions for shell companies.
Expected Pre-tax Amortization Expense [1] for Acquired Intangibles as of June 30, 2019

	Value of In-force Contracts	Other Intangible Assets
2019 (six months)	$84	$11
2020	$47	$22
2021	$21	$22
2022	$9	$22
2023	$—	$22
[1] In the Condensed Consolidated Statements of Operations, the amortization of value of in-force contracts is reported in amortization of deferred policy acquisition costs and the amortization of other intangible assets is reported in amortization of other intangible assets.

Property and equipment includes real estate owned and right of use assets under leases that were valued based on current values and market rental rates, software that was valued based on estimated replacement cost and furniture and equipment. These will be amortized over periods consistent with the Company’s policy.
The fair value of unpaid losses and loss adjustment expenses net of related reinsurance recoverables was estimated based on the present value of expected future net unpaid loss and loss adjustment expense payments discounted using a risk-free interest rate as of the acquisition date plus a risk margin. The discount and risk margin amounts substantially offset.
Debt assumed in the transaction was valued based on the principal and interest payments discounted at the current market yield. The resulting premium will be amortized to interest expense using the interest method.
The $623 of goodwill recognized is largely attributable to the acquired employee workforce and underwriting talent, leverageable operating platform, improved investment yield and economies of scale. Goodwill is allocated to the Company's Commercial Lines reporting segment.
Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased an aggregate excess of loss reinsurance agreement covering adverse reserve development (“Navigators ADC”) from National Indemnity Company ("NICO") on behalf of Navigators Insurance Company and certain of its affiliates (collectively, the “Navigators Insurers”). Under the Navigators ADC, the Navigators Insurers paid NICO a reinsurance premium of $91 in exchange for reinsurance coverage, subject to limited exceptions, of $300 of adverse net loss reserve development that attaches $100 above the Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018 subject to the treaty of $1.816 billion for accidents and losses prior to December 31, 2018. In addition to recognizing a$91 before tax charge to earnings in the second quarter of 2019 for the Navigators ADC reinsurance premium, the Company recognized a charge against earnings of $97 before tax in the second quarter of 2019 as a result of a review of Navigators Insurers’ net acquired reserves upon acquisition of the business. Navigators Insurers had previously recognized $52 before tax of adverse reserve development in the first quarter of 2019, including $32 of adverse development subject to the Navigators ADC. As such, reserve development of $97 before tax in the second quarter of 2019 included $68 remaining of the $100 Navigators ADC retention for 2018 and prior accident years and $29 of adverse reserve development related to the 2019 accident year which is not covered by the ADC. The $68 of reserve development for the 2018 and prior accident years recorded in the second quarter of 2019 was net of a $91 reinsurance recoverable recognized under the Navigators ADC with the Company having ceded $91 of the $300 available limit, leaving $209 of remaining limit. The Navigators ADC will be accounted for as retroactive reinsurance and future adverse reserve development, if any, would result in recognizing a deferred gain.
Since the acquisition date of May 23, 2019, the revenues and net losses of the business acquired have been included in the Company's Consolidated Statements of Operations in the Commercial Lines reporting segment and were $178 and $141, respectively, during the period from the acquisition date to June

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

30, 2019, including the $91 before tax ($72 net of tax) of premium paid for the Navigators ADC and the charge of $97 before tax ($77 net of tax) for the increase in acquired reserves following the acquisition.
The Company recognized $15 of acquisition related costs for the six months ended June 30, 2019. These costs are included in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations.
The acquisition date fair values of assets and liabilities, including insurance reserves and intangible assets, as well as the related estimated useful lives of intangibles, are provisional and are subject to revision within one year of the acquisition date.
The following table presents supplemental unaudited pro forma amounts of revenue and net income for the six months ended

June 30, 2019 and 2018 for the Company as though the business was acquired on January 1, 2018. Pro forma adjustments include the revenue and earnings of Navigators Group for each period as well as amortization of identifiable intangible assets acquired.
Pro Forma Results for the Six Months Ended June 30

	Revenue	Earnings
2019 Supplemental (unaudited) combined pro forma	$10,708	$997
2018 Supplemental (unaudited) combined pro forma	$10,185	$1,235

3. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2019	2018	2019	2018
Earnings
Income from continuing operations, net of tax	$372	$434	$1,002	$862
Less: Preferred stock dividends	—	—	5	—
Income from continuing operations, net of tax, available to common stockholders	372	434	$997	$862
Income from discontinued operations, net of tax, available to common stockholders	—	148	—	317
Net income available to common stockholders	$372	$582	$997	$1,179
Shares
Weighted average common shares outstanding, basic	361.4	358.3	360.7	357.9
Dilutive effect of stock-based awards under compensation plans	3.2	4.0	3.3	4.2
Dilutive effect of warrants [1]	0.5	1.9	0.9	2.0
Weighted average common shares outstanding and dilutive potential common shares	365.1	364.2	364.9	364.1
Earnings per common share
Basic
Income from continuing operations, net of tax, available to common stockholders	$1.03	$1.21	$2.76	$2.41
Income from discontinued operations, net of tax, available to common stockholders	—	0.41	—	0.88
Net income available to common stockholders	$1.03	$1.62	$2.76	$3.29
Diluted
Income from continuing operations, net of tax, available to common stockholders	$1.02	$1.19	$2.73	$2.37
Income from discontinued operations, net of tax, available to common stockholders	—	0.41	—	0.87
Net income available to common stockholders	$1.02	$1.60	$2.73	$3.24
[1] On June 26, 2019, the Capital Purchase Program warrants issued in 2009 expired.
4. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and

Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category discontinued operations related to the life and annuity business sold in May 2018,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). Talcott Resolution is the new holding company of the life and annuity business the Company sold in May 2018. In addition, Corporate includes a 9.7% ownership interest in the legal entity that acquired the sold life and annuity business. For further discussion of continued involvement in the life and annuity business sold in May 2018, see Note 17 - Business Disposition and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
The Company's revenues are generated primarily in the United States ("U.S.") as well as in the United Kingdom, continental Europe and other international locations.
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commercial Lines	$191	$372	$554	$670
Personal Lines	62	6	158	95
Property & Casualty Other Operations	11	5	34	22
Group Benefits	113	96	231	150
Hartford Funds	38	37	68	71
Corporate	(43)	66	(43)	171
Net income	372	582	1,002	1,179
Preferred stock dividends	—	—	5	—
Net income available to common stockholders	$372	$582	$997	$1,179

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$832	$832	$1,656	$1,650
Liability	233	159	401	310
Marine	27	—	27	—
Package business	365	338	717	670
Property	175	152	331	302
Professional liability	98	63	166	125
Bond	65	61	125	119
Assumed reinsurance	29	—	29	—
Automobile	172	148	330	297
Total Commercial Lines	1,996	1,753	3,782	3,473
Personal Lines
Automobile	565	604	1,126	1,211
Homeowners	246	262	493	524
Total Personal Lines [1]	811	866	1,619	1,735
Group Benefits
Group disability	723	690	1,427	1,367
Group life	638	652	1,281	1,316
Other	61	59	123	119
Total Group Benefits	1,422	1,401	2,831	2,802
Hartford Funds
Mutual fund and Exchange-Traded Products ("ETP")	227	236	443	468
Talcott Resolution life and annuity separate accounts [2]	24	25	46	51
Total Hartford Funds	251	261	489	519
Corporate	12	4	25	6
Total earned premiums and fee income	4,492	4,285	8,746	8,535
Net investment income	488	428	958	879
Net realized capital gains	80	52	243	22
Other revenues	32	24	85	44
Total revenues	$5,092	$4,789	$10,032	$9,480

[1]
For the three months ended June 30, 2019 and 2018, AARP members accounted for earned premiums of $726 and $758, respectively. For the six months ended June 30, 2019 and 2018, AARP members accounted for earned premiums of $1.4 billion and $1.5 billion, respectively.

[2]	Represents revenues earned for investment advisory services on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue from Non-Insurance Contracts with Customers

		Three months ended June 30,		Six months ended June 30,
	Revenue Line Item	2019	2018	2019	2018
Commercial Lines
Installment billing fees	Fee income	$9	$8	$18	$17
Personal Lines
Installment billing fees	Fee income	10	10	19	20
Insurance servicing revenues	Other revenues	23	23	42	42
Group Benefits
Administrative services	Fee income	45	44	90	88
Hartford Funds
Advisor, distribution and other management fees	Fee income	228	239	446	477
Other fees	Fee income	22	22	43	42
Corporate
Investment management and other fees	Fee income	11	4	24	6
Transition service revenues	Other revenues	6	2	12	2
Total non-insurance revenues with customers		$354	$352	$694	$694

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,029	$—	$1,024	$5
Collateralized loan obligations ("CLOs")	1,925	—	1,639	286
Commercial mortgage-backed securities ("CMBS")	3,905	—	3,870	35
Corporate	16,748	—	16,180	568
Foreign government/government agencies	1,072	—	1,069	3
Municipal	10,278	—	10,278	—
Residential mortgage-backed securities ("RMBS")	4,566	—	3,808	758
U.S. Treasuries	1,643	282	1,361	—
Total fixed maturities	41,166	282	39,229	1,655
Fixed maturities, FVO	49	—	49	—
Equity securities, at fair value	1,533	1,227	234	72
Derivative assets
Credit derivatives	9	—	9	—
Equity derivatives	1	—	—	1
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	11	—	10	1
Short-term investments	2,364	929	1,435	—
Total assets accounted for at fair value on a recurring basis	$45,123	$2,438	$40,957	$1,728
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	1	—	1	—
Equity derivatives	(4)	—	—	(4)
Foreign exchange derivatives	(5)	—	(5)	—
Interest rate derivatives	(63)	—	(63)	—
Total derivative liabilities [2]	(71)	—	(67)	(4)
Contingent consideration [3]	(21)	—	—	(21)
Total liabilities accounted for at fair value on a recurring basis	$(92)	$—	$(67)	$(25)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,276	$—	$1,266	$10
Collateralized loan obligations ("CLOs")	1,437	—	1,337	100
Commercial mortgage-backed securities ("CMBS")	3,552	—	3,540	12
Corporate	13,398	—	12,878	520
Foreign government/government agencies	847	—	844	3
Municipal	10,346	—	10,346	—
Residential mortgage-backed securities ("RMBS")	3,279	—	2,359	920
U.S. Treasuries	1,517	330	1,187	—
Total fixed maturities	35,652	330	33,757	1,565
Fixed maturities, FVO	22	—	22	—
Equity securities, at fair value	1,214	1,093	44	77
Derivative assets
Credit derivatives	5	—	5	—
Equity derivatives	3	—	—	3
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	7	—	4	3
Short-term investments	4,283	1,039	3,244	—
Total assets accounted for at fair value on a recurring basis	$41,178	$2,462	$37,071	$1,645
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(2)	—	(2)	—
Equity derivatives	1	—	1	—
Foreign exchange derivatives	(5)	—	(5)	—
Interest rate derivatives	(62)	—	(63)	1
Total derivative liabilities [2]	(68)	—	(69)	1
Contingent consideration [3]	(35)	—	—	(35)
Total liabilities accounted for at fair value on a recurring basis	$(103)	$—	$(69)	$(34)

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
In connection with the acquisition of Navigators Group, the Company has overseas deposits in Other Invested Assets of $49 as of June 30, 2019, which are measured at fair value using the net asset value as a practical expedient. There were no overseas deposits held as of December 31, 2018.
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

The fair value of derivative instruments is determined primarily using a discounted cash flow model or option model technique and incorporates counterparty credit risk. In some cases, quoted market prices for exchange-traded and over-the-counter ("OTC") cleared derivatives may be used and in other cases independent broker quotes may be used. The pricing valuation models primarily use inputs that are observable in the market or can be corroborated by observable market data. The valuation of certain derivatives may include significant inputs that are unobservable, such as volatility levels, and reflect the Company’s view of what other market participants would use when pricing such instruments.
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

U.S. Treasuries, Municipals, and Foreign government/government agencies

• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements
• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	Not applicable
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2019
CLOs [3]	$236	Discounted cash flows	Spread	250 bps	257 bps	253 bps	Decrease
CMBS [3]	$25	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,279 bps	189 bps	Decrease
Corporate [4]	$387	Discounted cash flows	Spread	117 bps	710 bps	254 bps	Decrease
RMBS [3]	$710	Discounted cash flows	Spread [6]	9 bps	416 bps	70 bps	Decrease
			Constant prepayment rate [6]	1%	13%	6%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	65%	Decrease
As of December 31, 2018
CMBS [3]	$2	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,040 bps	182 bps	Decrease
Corporate [4]	$274	Discounted cash flows	Spread	145 bps	1,175 bps	263 bps	Decrease
RMBS [3]	$815	Discounted cash flows	Spread [6]	12 bps	215 bps	86 bps	Decrease
			Constant prepayment rate [6]	1%	15%	6%	Decrease [5]
			Constant default rate [6]	1%	8%	3%	Decrease
			Loss severity [6]	—%	100%	61%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company bases fair value on broker quotations.

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

Significant Unobservable Inputs for Level 3 - Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2019
Equity options	$(3)	Option model	Equity volatility	12%	22%	15%	Increase
As of December 31, 2018
Interest rate swaptions [3]	$1	Option model	Interest rate volatility	3%	3%	3%	Increase
Equity options	$3	Option model	Equity volatility	19%	21%	20%	Increase

[1]	The weighted average is determined based on the fair value of the derivatives.

[2]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[3]	The swaptions presented are purchased options that have the right to enter into a pay-fixed swap.
The tables above exclude certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

these inputs would generally cause fair values to decrease. As of June 30, 2019, no significant adjustments were made by the Company to broker prices received.
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
The contingency period for ETP AUM growth ends July 29, 2020 and management adjusts the fair value of the contingent consideration when it revises its projection of ETP AUM for the acquired business. Before discounting to fair value, the Company estimates a total contingent consideration payout of $43, of which $20 was paid in the first six months of 2019 with ETP AUM reaching $2.5 billion during the second quarter of 2019. Accordingly, as of June 30, 2019, the fair value of $21 reflects remaining consideration payable of $23, assuming ETP AUM for the acquired business grows to approximately $4.3 billion over the contingency period.
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

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2019
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2019	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2019
Assets
Fixed Maturities, AFS
ABS	$9	$—	$—	$5	$—	$—	$—	$(9)	$5
CLOs	114	—	—	202	(10)	—	—	(20)	286
CMBS	12	—	—	24	(1)	—	—	—	35
Corporate	525	—	2	58	(4)	(39)	34	(8)	568
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	771	—	—	90	(58)	—	—	(45)	758
Total Fixed Maturities, AFS	1,434	—	2	379	(73)	(39)	34	(82)	1,655
Equity Securities, at fair value	73	—	—	4	—	(5)	—	—	72
Derivatives, net [4]
Equity	1	(4)	—	—	—	—	—	—	(3)
Total Derivatives, net [4]	1	(4)	—	—	—	—	—	—	(3)
Total Assets	$1,508	$(4)	$2	$383	$(73)	$(44)	$34	$(82)	$1,724
Liabilities
Contingent Consideration	(29)	(2)	—	—	10	—	—	—	(21)
Total Liabilities	$(29)	$(2)	$—	$—	$10	$—	$—	$—	$(21)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2019
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2019	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2019
Assets
Fixed Maturities, AFS
ABS	$10	$—	$—	$5	$(1)	$—	$—	$(9)	$5
CLOs	100	—	—	237	(10)	(6)	—	(35)	286
CMBS	12	—	1	24	(2)	—	—	—	35
Corporate	520	(1)	9	95	(6)	(64)	46	(31)	568
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	920	1	(2)	134	(112)	(35)	—	(148)	758
Total Fixed Maturities, AFS	1,565	—	8	495	(131)	(105)	46	(223)	1,655
Equity Securities, at fair value	77	(1)	—	9	—	(13)	—	—	72
Derivatives, net [4]
Equity	3	(6)	—	—	—	—	—	—	(3)
Interest rate	1	(1)	—	—	—	—	—	—	—
Total Derivatives, net [4]	4	(7)	—	—	—	—	—	—	(3)
Total Assets	$1,646	$(8)	$8	$504	$(131)	$(118)	$46	$(223)	$1,724
Liabilities
Contingent Consideration	(35)	(6)	—	—	20	—	—	—	(21)
Total Liabilities	$(35)	$(6)	$—	$—	$20	$—	$—	$—	$(21)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2018
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2018	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2018
Assets
Fixed Maturities, AFS
ABS	$14	$—	$—	$50	$(1)	$—	$3	$(9)	$57
CLOs	106	—	—	77	—	(4)	—	(20)	159
CMBS	33	—	—	25	(2)	(8)	—	(20)	28
Corporate	515	—	(7)	66	(18)	(8)	15	(4)	559
Foreign Govt./Govt. Agencies	2	—	—	1	—	—	—	—	3
Municipal	16	—	—	—	—	—	—	(7)	9
RMBS	1,233	—	(4)	68	(93)	(1)	—	(66)	1,137
Total Fixed Maturities, AFS	1,919	—	(11)	287	(114)	(21)	18	(126)	1,952
Equity Securities, at fair value	65	—	1	1	—	(1)	—	—	66
Derivatives, net [4]
Equity	1	(1)	—	1	—	—	—	—	1
Interest rate	2	—	—	—	—	—	—	—	2
Total Derivatives, net [4]	3	(1)	—	1	—	—	—	—	3
Total Assets	$1,987	$(1)	$(10)	$289	$(114)	$(22)	$18	$(126)	$2,021
Liabilities
Contingent Consideration	(27)	(4)	—	—	—	—	—	—	(31)
Total Liabilities	$(27)	$(4)	$—	$—	$—	$—	$—	$—	$(31)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2018
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2018	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2018
Assets
Fixed Maturities, AFS
ABS	$19	$—	$—	$50	$(3)	$—	$3	$(12)	$57
CLOs	95	—	—	98	—	(4)	—	(30)	159
CMBS	69	—	(1)	25	(3)	(8)	—	(54)	28
Corporate	520	1	(8)	131	(32)	(31)	15	(37)	559
Foreign Govt./Govt. Agencies	2	—	—	1	—	—	—	—	3
Municipal	17	—	(1)	—	—	—	—	(7)	9
RMBS	1,230	—	(7)	170	(174)	(1)	—	(81)	1,137
Total Fixed Maturities, AFS	1,952	1	(17)	475	(212)	(44)	18	(221)	1,952
Equity Securities, AFS	76	28	1	1	—	(40)	—	—	66
Derivatives, net [4]
Equity	1	1	—	1	—	(2)	—	—	1
Interest rate	1	1	—	—	—	—	—	—	2
Total Derivatives, net [4]	2	2	—	1	—	(2)	—	—	3
Total Assets	$2,030	$31	$(16)	$477	$(212)	$(86)	$18	$(221)	$2,021
Liabilities
Contingent Consideration	(29)	(2)	—	—	—	—	—	—	(31)
Total Liabilities	$(29)	$(2)	$—	$—	$—	$—	$—	$—	$(31)

[1]	Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	All amounts are before income taxes.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three months ended June 30,				Six months ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
Corporate	$—	$—	$2	$(7)	$(1)	$—	$9	$(8)
RMBS	—	—	—	(4)	—	—	(1)	(7)
Total Fixed Maturities, AFS	—	—	2	(11)	(1)	—	8	(15)
Derivatives, net
Equity	(4)	(1)	—	—	(6)	—	—	—
Interest rate	—	—	—	—	(1)	1	—	—
Total Derivatives, net	(4)	(1)	—	—	(7)	1	—	—
Total Assets	$(4)	$(1)	$2	$(11)	$(8)	$1	$8	$(15)
Liabilities
Contingent Consideration	(2)	(4)	—	—	(6)	(2)	—	—
Total Liabilities	$(2)	$(4)	$—	$—	$(6)	$(2)	$—	$—

[1]	All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

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
As of June 30, 2019 and December 31, 2018, the fair value of assets and liabilities using the fair value option was $49 and $22, respectively, within the residential real estate sector.

For the three and six months ended June 30, 2019 and 2018 there were no realized capital gains (losses) related to the fair value of assets using the fair value option.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	June 30, 2019			December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Fair Value Hierarchy Level	Carrying Amount	Fair Value
Assets
Mortgage loans	Level 3	$3,612	$3,746	Level 3	$3,704	$3,746
Liabilities
Other policyholder funds and benefits payable	Level 3	$799	$816	Level 3	$774	$775
Senior notes [1]	Level 2	$3,461	$4,038	Level 2	$3,589	$3,887
Junior subordinated debentures [1]	Level 2	$1,089	$1,097	Level 2	$1,089	$1,052

[1]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INVESTMENTS

Net Realized Capital Gains
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2019	2018	2019	2018
Gross gains on sales	$69	$46	$113	$65
Gross losses on sales	(19)	(31)	(40)	(88)
Equity securities [1]	30	26	162	42
Net OTTI losses recognized in earnings	—	—	(2)	—
Valuation allowances on mortgage loans	1	—	1	—
Transactional foreign currency revaluation	—	—	—	1
Non-qualifying foreign currency derivatives	(1)	4	—	1
Other, net [2]	—	7	9	1
Net realized capital gains	$80	$52	$243	$22

[1]
Includes all changes in fair value and trading gains and losses for equity securities. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2019, were $29 and $74 for the three and six months ended June 30, 2019, respectively. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2018, were $17 and $11 for the three and six months ended June 30, 2018, respectively.

[2]
Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $(6) and $8, respectively, for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, the non-qualifying derivatives, excluding foreign currency derivatives, were $8 and $(2) respectively.

Net realized capital gains (losses) from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (losses) on sales and impairments previously reported as unrealized gains (losses) in AOCI were $50 and $71 for the three and six months ended June 30, 2019, respectively, and $(6) and $(44) for the three and six months ended June 30, 2018, respectively. Proceeds from the sales of AFS securities totaled $4.6 billion and $8.9 billion for the three and six months ended June 30, 2019 , respectively, and $4.2 billion and $8.5 billion, for the three and six months ended June 30, 2018, respectively.
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

Impairments in Earnings by Type
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Credit impairments	$—	$—	$2	$—
Intent-to-sell impairments	—	—	—	—
Total impairments	$—	$—	$2	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cumulative Credit Impairments
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2019	2018	2019	2018
Balance as of beginning of period	$(18)	$(21)	$(19)	$(25)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	—	(2)	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—	1	3	5
Balance as of end of period	$(18)	$(20)	$(18)	$(20)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities

AFS Securities by Type
	June 30, 2019					December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,010	$19	$—	$1,029	$—	$1,272	$5	$(1)	$1,276	$—
CLOs	1,929	4	(8)	1,925	—	1,455	2	(20)	1,437	—
CMBS	3,774	139	(8)	3,905	(4)	3,581	35	(64)	3,552	(5)
Corporate	16,078	718	(48)	16,748	—	13,696	148	(446)	13,398	—
Foreign govt./govt. agencies	1,025	48	(1)	1,072	—	866	7	(26)	847	—
Municipal	9,568	710	—	10,278	—	9,972	421	(47)	10,346	—
RMBS	4,478	90	(2)	4,566	—	3,270	44	(35)	3,279	—
U.S. Treasuries	1,567	77	(1)	1,643	—	1,491	41	(15)	1,517	—
Total fixed maturities, AFS	$39,429	$1,805	$(68)	$41,166	$(4)	$35,603	$703	$(654)	$35,652	$(5)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2019 and December 31, 2018.

Fixed maturities, AFS, by Contractual Maturity Year
	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,094	$1,100	$999	$1,002
Over one year through five years	7,164	7,332	5,786	5,791
Over five years through ten years	7,580	7,910	6,611	6,495
Over ten years	12,400	13,399	12,629	12,820
Subtotal	28,238	29,741	26,025	26,108
Mortgage-backed and asset-backed securities	11,191	11,425	9,578	9,544
Total fixed maturities, AFS	$39,429	$41,166	$35,603	$35,652
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of June 30, 2019 or December 31, 2018 other than U.S. government securities and certain U.S. government agencies.
Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of June 30, 2019
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$90	$90	$—	$29	$29	$—	$119	$119	$—
CLOs	1,229	1,223	(6)	155	153	(2)	1,384	1,376	(8)
CMBS	49	48	(1)	372	365	(7)	421	413	(8)
Corporate	315	309	(6)	1,504	1,462	(42)	1,819	1,771	(48)
Foreign govt./govt. agencies	23	23	—	62	61	(1)	85	84	(1)
Municipal	36	36	—	7	7	—	43	43	—
RMBS	90	90	—	356	354	(2)	446	444	(2)
U.S. Treasuries	16	16	—	163	162	(1)	179	178	(1)
Total fixed maturities, AFS in an unrealized loss position	$1,848	$1,835	$(13)	$2,648	$2,593	$(55)	$4,496	$4,428	$(68)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2018
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$566	$566	$—	$113	$112	$(1)	$679	$678	$(1)
CLOs	1,358	1,338	(20)	7	7	—	1,365	1,345	(20)
CMBS	896	882	(14)	1,129	1,079	(50)	2,025	1,961	(64)
Corporate	7,174	6,903	(271)	2,541	2,366	(175)	9,715	9,269	(446)
Foreign govt./govt. agencies	407	391	(16)	203	193	(10)	610	584	(26)
Municipal	1,643	1,613	(30)	292	275	(17)	1,935	1,888	(47)
RMBS	1,344	1,329	(15)	648	628	(20)	1,992	1,957	(35)
U.S. Treasuries	497	492	(5)	339	329	(10)	836	821	(15)
Total fixed maturities, AFS in an unrealized loss position	$13,885	$13,514	$(371)	$5,272	$4,989	$(283)	$19,157	$18,503	$(654)

As of June 30, 2019, AFS securities in an unrealized loss position consisted of 906 securities, primarily in the corporate sector, which were depressed primarily due to widening of credit spreads since the securities were purchased. As of June 30, 2019, 96% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the six months ended June 30, 2019 was primarily attributable to lower interest rates and tighter credit spreads.
Most of the securities depressed for twelve months or more relate to corporate securities which were primarily depressed because current market spreads are wider than at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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
As of June 30, 2019, mortgage loans had an amortized cost of $3.6 billion and carrying value of $3.6 billion, with no valuation allowance. As of December 31, 2018, mortgage loans had an amortized cost of $3.7 billion and carrying value of $3.7 billion, with a valuation allowance of $1.
As of June 30, 2019, there were no mortgage loans that had a valuation allowance. As of December 31, 2018, the carrying value of mortgage loans that had a valuation allowance was $23. There were no mortgage loans held-for-sale as of June 30, 2019 or December 31, 2018. As of June 30, 2019, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

Valuation Allowance Activity
	2019	2018
Balance, as of January 1	$(1)	$(1)
Reversals	1	—
Deductions	—	—
Balance, as of June 30	$—	$(1)

The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of June 30, 2019, while the weighted-average LTV ratio at origination of these loans was 61%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of June 30, 2019 and December 31, 2018, the Company held no delinquent commercial mortgage loans past due by 90 days or more.

Mortgage Loans Credit Quality
	June 30, 2019		December 31, 2018
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
65% - 80%	404	1.70x	386	1.60x
Less than 65%	3,208	2.56x	3,318	2.59x
Total mortgage loans	$3,612	2.47x	$3,704	2.49x

Mortgage Loans by Region
	June 30, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$250	6.9%	$250	6.8%
Middle Atlantic	268	7.4%	270	7.3%
Mountain	33	0.9%	30	0.8%
New England	346	9.7%	330	8.9%
Pacific	884	24.5%	917	24.8%
South Atlantic	742	20.5%	712	19.2%
West North Central	121	3.3%	148	4.0%
West South Central	407	11.3%	420	11.3%
Other [1]	561	15.5%	627	16.9%
Total mortgage loans	$3,612	100.0%	$3,704	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans by Property Type
	June 30, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$1,000	27.7%	$1,108	29.9%
Multifamily	1,156	32.0%	1,138	30.7%
Office	691	19.2%	708	19.1%
Retail	409	11.3%	392	10.6%
Single Family	81	2.2%	82	2.2%
Other	275	7.6%	276	7.5%
Total mortgage loans	$3,612	100.0%	$3,704	100.0%

Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of June 30, 2019, under this program, the Company serviced mortgage loans with a total outstanding principal of $5.9 billion, of which $3.5 billion was serviced on behalf of third parties and $2.4 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets . As of December 31, 2018, the Company serviced mortgage loans with a total outstanding principal balance of $6.0 billion, of which $3.6 billion was serviced on behalf of third parties and $2.4 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were zero as of June 30, 2019 and December 31, 2018, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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

Consolidated VIEs
As of June 30, 2019 and December 31, 2018, the Company did not hold any securities for which it is the primary beneficiary.
Non-consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2019 and December 31, 2018 was limited to the total carrying value of $1.1 billion and $1.0 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, the Company has outstanding commitments totaling $797 and $718, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2018 Form 10-K Annual Report.
In addition, the Company also makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments include ABS, CLOs, CMBS and RMBS and are reported in fixed maturities, available-for-sale, and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Securities Lending, Repurchase Agreements, and Other Collateral Transactions and Restricted Investments
The Company enters into securities financing transactions as a way to earn additional income or manage liquidity, primarily through securities lending and repurchase agreements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Payables for Collateral on Investments
	June 30, 2019	December 31, 2018
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$585	$820
Gross amount of associated liability for collateral received [1]	$599	$840

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$154	$72
Gross amount of collateral pledged related to repurchase agreements [2]	$158	$73
Gross amount of recognized receivables for reverse repurchase agreements	$54	$64

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short-term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $18 and $3 which are excluded from the Company's Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.

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
Other Collateral Transactions
As of June 30, 2019 and December 31, 2018, the Company pledged collateral of $36 and $47, respectively, of U.S. government securities and municipal securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 7 - Derivatives of Notes to Condensed Consolidated Financial Statements. For disclosure of collateral in support of credit facilities, refer to Note 10 - Debt of Notes to Condensed Consolidated Financial Statements.
Other Restricted Investments
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of June 30, 2019 and December 31, 2018, the fair value of securities on deposit was $2.4 billion and $2.2 billion, respectively.
In addition, as of June 30, 2019, the Company held fixed maturities and short-term investments of $489 and $1, respectively in trust for the benefit of syndicate policyholders and other investments of $49 primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries.

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
Foreign currency swaps are used to convert non-U.S. denominated cash flows related to certain investment receipts to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of June 30, 2019 and December 31, 2018, the notional amount of interest rate swaps in offsetting relationships was $7.6 billion and $7.1 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain non-U.S. dollar denominated fixed maturity investments to U.S. dollars. The Company may at times enter into foreign currency forwards to hedge non-U.S. dollar denominated cash or equity securities.
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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun. 30, 2019	Dec. 31, 2018	Jun. 30, 2019	Dec. 31, 2018	Jun. 30, 2019	Dec. 31, 2018	Jun. 30, 2019	Dec. 31, 2018
Cash flow hedges
Interest rate swaps	$2,040	$2,040	$—	$1	$—	$2	$—	$(1)
Foreign currency swaps	220	153	(3)	(6)	4	2	(7)	(8)
Total cash flow hedges	2,260	2,193	(3)	(5)	4	4	(7)	(9)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,338	8,451	(62)	(62)	3	8	(65)	(70)
Foreign exchange contracts
Foreign currency swaps and forwards	389	287	(2)	(1)	—	—	(2)	(1)
Credit contracts
Credit derivatives that purchase credit protection	115	6	(1)	—	—	—	(1)	—
Credit derivatives that assume credit risk [1]	514	1,102	11	3	11	8	—	(5)
Credit derivatives in offsetting positions	35	41	—	—	6	6	(6)	(6)
Equity contracts
Equity index swaps and options	710	211	(3)	4	6	5	(9)	(1)
Total non-qualifying strategies	10,101	10,098	(57)	(56)	26	27	(83)	(83)
Total cash flow hedges and non-qualifying strategies	$12,361	$12,291	$(60)	$(61)	$30	$31	$(90)	$(92)
Balance Sheet Location
Fixed maturities, available-for-sale	$153	$153	$—	$—	$—	$—	$—	$—
Other investments	1,353	9,864	11	7	12	23	(1)	(16)
Other liabilities	10,855	2,274	(71)	(68)	18	8	(89)	(76)
Total derivatives	$12,361	$12,291	$(60)	$(61)	$30	$31	$(90)	$(92)

[1]	The derivative instruments related to this strategy are held for other investment purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of June 30, 2019
Other investments	$30	$26	$11	$(7)	$1	$3
Other liabilities	$(90)	$(15)	$(71)	$(4)	$(68)	$(7)
As of December 31, 2018
Other investments	$31	$26	$7	$(2)	$2	$3
Other liabilities	$(92)	$(20)	$(68)	$(4)	$(65)	$(7)

[1]	Included in other investments in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest rate swaps	$13	$(2)	$20	$(16)
Foreign currency swaps	4	8	4	1
Total	$17	$6	$24	$(15)

Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,						Six Months Ended June 30,
	2019			2018			2019			2018
	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$2	$—	$1	$—	$9	$—	$2	$—	$1	$1	$17	$—
Foreign currency swaps	—	—	—	—	—	—	—	1	—	—	—	—
Total	$2	$—	$1	$—	$9	$—	$2	$1	$1	$1	$17	$—

Total amounts presented on the Condensed Consolidated Statement of Operations	$80	$488	$63	$52	$428	$79	$243	$958	$127	$22	$879	$159

As of June 30, 2019, the Company had $18 of before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and six months ended June 30, 2019 and 2018, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign exchange contracts
Foreign currency swaps and forwards	$(1)	$4	$—	$1
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	(7)	8	(15)	6
Credit contracts
Credit derivatives that purchase credit protection	(1)	1	—	—
Credit derivatives that assume credit risk	6	—	27	(8)
Equity contracts
Equity index swaps and options	(4)	(1)	(4)	—
Total other non-qualifying derivatives	(6)	8	8	(2)
Total [1]	$(7)	$12	$8	$(1)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of June 30, 2019
Single name credit default swaps
Investment grade risk exposure	$165	$4	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	350	7	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	1	—	Less than 1 year	CMBS Credit	A	1	—
Below investment grade risk exposure	16	(6)	Less than 1 year	CMBS Credit	CCC	17	6
Total [5]	$532	$5				$18	$6
As of December 31, 2018
Single name credit default swaps
Investment grade risk exposure	$169	$2	4 years	Corporate Credit/ Foreign Gov.	A	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	799	(1)	6 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	125	2	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	11	—	5 years	CMBS Credit	A-	2	—
Below investment grade risk exposure	19	(6)	Less than 1 year	CMBS Credit	CCC	19	6
Total [5]	$1,123	$(3)				$21	$6

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

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2019 and December 31, 2018, the Company pledged cash collateral with a fair value of less than $1 and $4, respectively, associated with derivative instruments. The collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of June 30, 2019 and December 31, 2018, the Company also pledged securities collateral associated with derivative instruments with a fair value of $73 and $67, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of June 30, 2019 and December 31, 2018, the

Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $85 and $89, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of June 30, 2019 and December 31, 2018, the Company accepted cash collateral associated with derivative instruments of $11 and $9, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of June 30, 2019 and December 31, 2018, with a fair value of $2 and $5, respectively, which the Company has the right to sell or repledge. As of June 30, 2019 and December 31, 2018 , the Company had no repledged securities. During the same periods, the Company did not sell any securities held as collateral. As of June 30, 2019 and December 31, 2018, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2019	2018
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$24,584	$23,775
Reinsurance and other recoverables	4,232	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,352	19,818
Navigators Group acquisition	2,001	—
Provision for unpaid losses and loss adjustment expenses
Current accident year	3,475	3,362
Prior accident year development	24	(79)
Total provision for unpaid losses and loss adjustment expenses	3,499	3,283
Less payments
Current accident year	848	934
Prior accident years	2,381	2,308
Total payments	3,229	3,242
Ending liabilities for unpaid losses and loss adjustment expenses, net	22,623	19,859
Reinsurance and other recoverables	5,125	3,772
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$27,748	$23,631

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unfavorable (Favorable) Prior Accident Year Development

	For the six months ended June 30,
	2019	2018
Workers’ compensation	$(50)	$(73)
Workers’ compensation discount accretion	17	20
General liability	43	28
Marine	10	—
Package business	(9)	(7)
Commercial property	(15)	(12)
Professional liability	33	8
Bond	—	—
Assumed Reinsurance	3	—
Automobile liability - Commercial Lines	2	(10)
Automobile liability - Personal Lines	(5)	—
Homeowners	1	(13)
Net asbestos reserves	—	—
Net environmental reserves	—	—
Catastrophes	(22)	(34)
Uncollectible reinsurance	—	11
Other reserve re-estimates, net	16	3
Total prior accident year development	$24	$(79)

Re-estimates of prior accident year reserves for the six months ended June 30, 2019
Workers’ compensation reserves were reduced, principally in small commercial driven by lower than previously estimated claim severity for the 2014 through 2017 accident years.
General liability reserves were increased, primarily due to reserve increases in small commercial for accident years 2017 and 2018 due to higher frequency of high-severity bodily injury claims, as well as increased estimated severity on the acquired Navigators book of business related to U.S. construction, premises liability, products liability and excess casualty, mostly related to accident years 2014 to 2018.
Package business reserves were decreased, primarily due to favorable emergence on property claims related to accident years 2016 through 2018.
Commercial property reserves were decreased, principally due to favorable emergence of reported losses, including on the acquired Navigators Group book of business related to offshore energy in accident years 2017 to 2018 and construction engineering across accident years 2015 to 2018.
Professional liability reserves were increased, primarily due to large loss activity, including wrongful termination and discrimination claims, in accident years 2017 and 2018 and increased estimated frequency and severity of directors’ and officers’ reserves on the Navigators Group book of business, principally for the 2014 to 2018 accident years.
Marine reserves were increased, principally related to pollution exposure from the 1980s and 1990s related to the Navigators Group book of business.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2019	2018
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,445	$8,512
Reinsurance recoverables	239	209
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,206	8,303
Provision for unpaid losses and loss adjustment expenses
Current incurral year	2,269	2,317
Prior year's discount accretion	117	120
Prior incurral year development [1]	(206)	(217)
Total provision for unpaid losses and loss adjustment expenses [2]	2,180	2,220
Less: payments
Current incurral year	922	974
Prior incurral years	1,342	1,335
Total payments	2,264	2,309
Ending liabilities for unpaid losses and loss adjustment expenses, net	8,122	8,214
Reinsurance recoverables	234	235
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,356	$8,449

[1]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[2]
Includes unallocated loss adjustment expenses of $85 for the six months ended June 30, 2019 and 2018 that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

Re-estimates of prior incurral years reserves for the six months ended June 30, 2019
Group disability- Prior period reserve estimates decreased by approximately $175 largely driven by group long-term disability claim incidence lower than prior assumptions, as well as claim recoveries and Social Security Disability approvals higher than prior reserve assumptions.  New York paid family leave also experienced favorable claim emergence compared to year-end estimates.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $25 largely driven by lower-than-previously expected claim incidence in group life premium waiver.

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
9. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
Liability balance, as of January 1, 2019	$642
Incurred	44
Paid	(55)
Change in unrealized investment gains and losses	13
Liability balance, as of June 30, 2019	$644
Reinsurance recoverable asset, as of January 1, 2019	$27
Incurred	—
Paid	—
Reinsurance recoverable asset, as of June 30, 2019	$27

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Liability balance, as of January 1, 2018	$713
Incurred	14
Paid	(19)
Change in unrealized investment gains and losses	(40)
Liability balance, as of June 30, 2018	$668
Reinsurance recoverable asset, as of January 1, 2018	$26
Incurred	9
Paid	—
Reinsurance recoverable asset, as of June 30, 2018	$35

[1]Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities which are in the Corporate category.

10. DEBT
Senior Notes
On January 15, 2019, The Hartford repaid at maturity the $413 principal amount of its 6.0% senior notes.
In the Navigators Group acquisition, the Company assumed $265 par value 5.75% Senior notes due on October 15, 2023 with a fair value of $284 as of the acquisition date. The effective interest rate on the 5.75% Senior notes is approximately 4.00%.  Interest is payable each April 15 and October 15. The interest rate payable on the 5.75% Senior notes is subject to a tiered adjustment based on the Navigators Group’s debt rating triggering if Navigators Group's rating falls to below investment grade. The Navigators Group, at its option, can redeem the 5.75% Senior Notes at any time, in whole or in part, at a redemption price equal to the greater of 100% of the principal amount being redeemed or a make-whole amount based on a comparable maturity U.S. Treasury plus 50 basis points, plus any accrued and unpaid interest.
Shelf Registrations
On May 17, 2019, the Company filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-231592) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, guarantees, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement.
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford assumed three existing letter of credit facility agreements: the Club Facility, the Bilateral Facility, and the Australian Dollar Facility. Letters of credit under the Club and Bilateral Facilities are used to provide a portion of the capital requirements at Lloyd's. As of June 30, 2019, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility, $8 was outstanding under the Bilateral Facility and $1 of cash collateral was posted at Lloyd's. The Bilateral Facility has unused capacity of $17 for issuance of additional letters of credit. Principally as a result of second quarter loss on reinsurance, reserve increases and other adjustments upon the acquisition, Navigators Group is not in compliance with certain financial covenants regarding tangible net worth and Funds at Lloyd’s (“FAL”) as set forth in the Club Facility and Bilateral Facility.  The Company is in discussions with the participating banks to amend the covenants, and has obtained a temporary waiver.
As of June 30, 2019, letters of credit with an aggregate face amount of 24 Australian Dollars were outstanding under the Australian Dollar Facility,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tax provision at U.S. federal statutory rate	$95	$112	$258	$221
Tax-exempt interest	(14)	(17)	(29)	(34)
Executive compensation	1	3	5	7
Stock-based compensation	(1)	—	(4)	(2)
Tax Reform	—	5	—	2
Other	3	—	(1)	—
Provision for income taxes	$84	$103	$229	$194

In addition to the effect of tax-exempt interest, the Company's effective tax rate for the three and six months ended June 30, 2019 reflects a federal income tax expense of $1 and $5, respectively, related to non-deductible executive compensation and a benefit of $1 and $4, respectively, related to a deduction for stock-based compensation that vested at a fair value per share greater than the fair value on the date of grant.
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$14	$9	$14	$9
Gross increases - tax positions in prior period	—	—	—	—
Gross decreases - tax positions in prior period	—	—	—	—
Balance, end of period	$14	$9	$14	$9

The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
Other Tax Matters
As of June 30, 2019 the Company had alternative minimum tax (AMT) credit carryovers of $835 which are reflected as a current income tax receivable within other assets in the accompanying Condensed Consolidated Balance Sheets. AMT credits may be used to offset a regular tax liability for any taxable year beginning after December 31, 2017, and are refundable at an amount equal to 50 percent of the excess of the minimum tax credit for the taxable year over the amount of credit allowable for the year against regular tax liability. Any remaining credits not used against regular tax liability are refundable in the 2021 tax year to be realized in 2022. For the three and six months ended June 30, 2019, the Company offset $4 and $6 of regular tax liability with AMT credits.
The Company had net operating loss (NOL) carryforwards in the United States and the United Kingdom for which future tax benefits of $352 and $2 have been recognized and are included in the Condensed Consolidated Balance Sheet as a component of the net deferred tax asset. The Company also has NOLs in other foreign jurisdictions for which a full valuation allowance has been established. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the NOL carryover for which benefits have been recognized, the Company's estimate of the likely realization may change over time. The U.S. NOL carryovers, if unused, would expire between 2026 and 2036. The foreign NOLs do not expire.
The federal audits for the Company have been completed through 2013, and the Company is not currently under federal examination for any open years. Navigators Group is currently under federal audit for the 2016 year and has completed examinations through 2015. Management believes that adequate provision has been made in the Company's Condensed Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the condensed consolidated financial statements. The Company recognized no interest expense for the three and six months ended June 30, 2019 and 2018. The Company had no interest payable as of June 30, 2019 and 2018. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

12. COMMITMENTS AND CONTINGENCIES
Management evaluates each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes liabilities for these contingencies at its “best estimate,” or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated liability at the low end of the range of losses.

Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties in the following discussion under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
Run-off Asbestos and Environmental Claims –The Company continues to receive asbestos and environmental ("A&E") claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.
The vast majority of the Company's exposure to A&E relates to policy coverages provided prior to 1986. These exposures, together with certain exposures to latent environmental claims under general liability policies sold after 1986, are reported in Property & Casualty Other Operations ("Run-off A&E"). In addition, as part of its on-going operations, the Company writes environmental and pollution liability coverages.
Prior to 1986, the Company wrote several different categories of insurance contracts that may cover A&E claims. First, the Company wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, the Company wrote excess and umbrella policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage. Third, the Company acted as a reinsurer assuming a portion of those risks assumed by other insurers writing primary, excess, umbrella and reinsurance coverages.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For its Run-off A&E, as of June 30, 2019, the Company reported $935 of net asbestos reserves and $139 of net environmental reserves. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
Effective December 31, 2016, the Company entered into an A&E adverse development cover ("ADC") reinsurance agreement with NICO to reduce uncertainty about potential adverse development of A&E reserves. Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. The $650 reinsurance premium was placed in a collateral trust account as security for NICO’s claim payment obligations to the Company. Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, cumulative adverse development of A&E claims could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. As of June 30, 2019, the Company has incurred $523 in cumulative adverse development on A&E reserves that have been ceded under the ADC treaty with NICO, leaving approximately $977 of coverage available for future adverse net reserve development, if any.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2019 was $76. For this $76, the legal entities have posted collateral of $72 in the normal course of business. Based on derivative market values as of June 30, 2019, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of June 30, 2019, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require an additional $7 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, if required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
13. EQUITY
Capital Purchase Program ("CPP") Warrants
CPP warrants were issued in 2009 as part of a program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008. The CPP warrants expired on June 26, 2019.
CPP warrant exercises were 1.0 million and 0.1 million for the three months ended June 30, 2019 and 2018, respectively. CPP warrant exercises were 1.9 million and 0.1 million for the six months ended June 30, 2019 and 2018, respectively. As of December 31, 2018, the Company had 1.9 million of CPP warrants outstanding and exercisable.

Equity Repurchase Program
In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. Based on projected holding company resources, the Company has begun share repurchases in 2019 but anticipates using the majority of the program in 2020. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.
During the period July 1, 2019 to July 31, 2019, the Company repurchased approximately 0.3 million common shares for $16.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Equity Repurchase Activity and Remaining Repurchase Capacity
Three months ended	Common Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share	Remaining Capacity Under Share Repurchase Authorization
(In millions, except for per share data)
June 30, 2019	0.5	$27	$53.84	$973

14. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2019
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$703	$(3)	$—	$31	$(1,616)	$(885)
OCI before reclassifications	703	—	13	3	—	719
Amounts reclassified from AOCI	(39)	—	(2)	—	9	(32)
OCI, net of tax	664	—	11	3	9	687
Ending balance	$1,367	$(3)	$11	$34	$(1,607)	$(198)

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2019
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$24	$(4)	$(5)	$30	$(1,624)	$(1,579)
OCI before reclassifications	1,399	1	19	4	—	1,423
Amounts reclassified from AOCI	(56)	—	(3)	—	17	(42)
OCI, net of tax	1,343	1	16	4	17	1,381
Ending balance	$1,367	$(3)	$11	$34	$(1,607)	$(198)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications from AOCI
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$50	$71	Net realized capital gains
	50	71	Total before tax
	11	15	Income tax expense
	$39	$56	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$2	$2	Net realized capital gains
Interest rate swaps	—	—	Net investment income
Interest rate swaps	1	1	Interest expense
Foreign currency swaps	—	1	Net investment income
	3	4	Total before tax
	1	1	Income tax expense
	$2	$3	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(13)	(25)	Insurance operating costs and other expenses
	(11)	(22)	Total before tax
	(2)	(5)	Income tax expense
	$(9)	$(17)	Net income
Total amounts reclassified from AOCI	$32	$42	Net income

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2018
	Changes in
	Net Unrealized Loss on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,349	$(5)	$(24)	$32	$(1,591)	$(239)
OCI before reclassifications [1]	(1,148)	3	18	1	(1)	(1,127)
Amounts reclassified from AOCI	10	(1)	(6)	—	10	13
OCI, net of tax	(1,138)	2	12	1	9	(1,114)
Ending balance	$211	$(3)	$(12)	$33	$(1,582)	$(1,353)

[1] The reduction in AOCI included the effect of removing $758 of Talcott Resolution AOCI from the balance sheet when the business was sold effective May 31, 2018.

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

[1] Includes reclassification to retained earnings of $88 of stranded tax effects and $93 of net unrealized gains, net of tax, related to equity securities. For further discussion of these reclassifications, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements included in The Hartford's 2018 Form 10-K Annual Report.
[2]The reduction in AOCI included the effect of removing $758 of Talcott Resolution AOCI from the balance sheet when the business was sold effective May 31, 2018.

Reclassifications from AOCI
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Loss on Securities
Available-for-sale securities	$(6)	$(44)	Net realized capital gains
	(6)	(44)	Total before tax
	(1)	(9)	Income tax expense
	(5)	(2)	Income from discontinued operations, net of tax
	$(10)	$(37)	Net income
OTTI Losses in OCI
Other than temporary impairments	$—	$—	Net realized capital gains
	—	—	Income before taxes
	—	—	Income tax expense (benefit)
	$1	$1	Income from discontinued operations, net of tax
	$1	$1	Net Income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$1	Net realized capital gains
Interest rate swaps	9	17	Net investment income
	9	18	Total before tax
	2	4	Income tax expense (benefit)
	(1)	5	Income from discontinued operations, net of tax
	$6	$19	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(15)	(28)	Insurance operating costs and other expenses
	(13)	(25)	Total before tax
	(3)	(5)	Income tax expense
	$(10)	$(20)	Net income
Total amounts reclassified from AOCI	$(13)	$(37)	Net income

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial

Statements included in The Hartford’s 2018 Annual Report on Form 10-K.

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six months ended June 30,		Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$2	$2	$—	$—	$—	$—
Interest cost	40	36	79	71	2	1	4	3
Expected return on plan assets	(56)	(59)	(113)	(115)	(1)	(1)	(2)	(3)
Amortization of prior service credit	—	—	—	—	(2)	(2)	(3)	(3)
Amortization of actuarial loss	11	13	22	25	2	2	3	3
Net periodic cost (benefit)	$(4)	$(9)	$(10)	$(17)	$1	$—	$2	$—

16. LEASES
The Hartford has operating leases for real estate and equipment. The right-of-use asset as of June 30, 2019 was $216 and is included in property and equipment, net, in the Condensed Consolidated Balance Sheet. The lease liability as of June 30, 2019 was $226 and is included in other liabilities in the Condensed Consolidated Balance Sheet. Variable lease costs include changes in interest rates on variable rate leases primarily for automobiles.
Components of Lease Expense

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$12	$23
Short-term lease cost	—	1
Variable lease cost	—	—
Sublease income	(1)	(2)
Total lease costs included in insurance operating costs and other expenses	$11	$22

Supplemental Operating Lease Information

June 30, 2019
Operating cash flows for operating leases (for the six months ended)	$22
Weighted-average remaining lease term in years for operating leases	6 years
Weighted-average discount rate for operating leases	3.6%

Future Minimum Lease Payments

As of June 30, 2019
2019	$27
2020	51
2021	40
2022	34
2023	31
Thereafter	68
Total future minimum lease payments	251
Less: Discount on lease payments to present value	25
Total lease liability	$226

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
The Hartford reported its 9.7% ownership interest in Hopmeadow Holdings LP, which is accounted for under the equity method, in other assets in the Condensed Consolidated Balance Sheet. The Hartford recognizes its share of income in other revenues in the Condensed Consolidated Statement of Operations on a three month delay, when financial information from the investee becomes available. The Company recognized $3 and $31, before tax, of income for the three and six months ended June 30, 2019, respectively.
For further information on the sale, including ongoing transactions with the life and annuity business sold, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements, included in The Hartford's 2018 Form 10-K Annual Report.

Reconciliation of the Major Line Items Constituting Pretax Profit (Loss) of Discontinued Operations

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Revenues
Earned premiums	$12	$39
Fee income and other	150	382
Net investment income	207	519
Net realized capital losses	(93)	(72)
Total revenues	276	868
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	207	535
Amortization of DAC	17	58
Insurance operating costs and other expenses [1]	61	162
Total benefits, losses and expenses	285	755
Income (loss) before income taxes	(9)	113
Income tax expense (benefit)	(6)	9
Income (loss) from operations of discontinued operations, net of tax	(3)	104
Net realized capital gain on disposal, net of tax	151	213
Income from discontinued operations, net of tax	$148	$317
[1]Corporate allocated overhead has been included in continuing operations.
Cash Flows from Discontinued Operations

Six Months Ended June 30,
2018
Net cash provided by operating activities from discontinued operations	$603
Net cash provided by investing activities from discontinued operations	$463
Net cash used in financing activities from discontinued operations [1]	$(737)
Cash paid for interest	$—

[1]	Excludes return of capital to parent of $619 for the six months ended June 30, 2018.
Cash flows from discontinued operations are included in the Condensed Consolidated Statement of Cash Flows.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 4 and 5 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion; Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q; Part I, Item 1A, Risk Factors in The Hartford’s 2018 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
On May 23, 2019, the Company completed the previously announced acquisition of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.136 billion in cash, including transaction expenses. Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased an aggregate excess of loss reinsurance agreement covering adverse development (“Navigators ADC”) from National Indemnity Company ("NICO") on behalf of Navigators Insurance Company and certain of its affiliates (collectively, the “Navigators Insurers”). For further information regarding the Navigators ADC, refer to Insurance Risk in the Enterprise Risk Management section.
On May 31, 2018, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, completed the sale of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company, and its life and annuity operating subsidiaries. For discussion of this transaction, see Note 17 - Business Disposition and Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
Book Value per Diluted Share excluding accumulated other comprehensive income ("AOCI")- is calculated based upon a non-GAAP financial measure. It is calculated by dividing (a) common stockholders' equity, excluding AOCI, net of tax, by (b) common shares outstanding and dilutive potential common shares. Book value per diluted share is the most directly comparable U.S. GAAP ("GAAP") measure. The Company provides this measure to enable investors to analyze the amount of the Company's net worth that is primarily attributable to the Company's business operations. The Company believes it is useful to investors because it eliminates the effect of items in AOCI that can fluctuate significantly from period to period, primarily based on changes in interest rates.
Combined Ratio- the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expenses for every $100 of earned premiums. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses.
Core Earnings- a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the underlying performance of the Company’s businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, integration and transaction costs in connection with an acquired business, loss on extinguishment of debt, gains and losses on reinsurance transactions, change in loss reserves upon acquisition of a business, income tax benefit from a reduction in deferred income tax valuation allowance, and results of discontinued operations. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses that tend to be variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Core earnings are net of preferred stock dividends declared since they are a cost of financing more akin to interest expense on debt and are expected to be a recurring expense as long as the preferred stock is outstanding. Net income (loss), net income (loss) available to common stockholders and income (loss) from continuing operations, net of tax, available to common stockholders are the most directly comparable U.S. GAAP measures to core earnings. Core earnings should not be considered as a substitute for net income (loss), net income (loss) available to common stockholders or income (loss) from continuing operations, net of tax, available to common stockholders and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate net income (loss), net income (loss) available to common stockholders, income (loss) from continuing operations, net of tax, available to common stockholders and core earnings when reviewing the Company’s performance.
Reconciliation of Net Income to Core Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$372	$582	$1,002	$1,179
Preferred stock dividends	—	—	5	—
Net income available to common stockholders	372	582	997	1,179
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized capital gains excluded from core earnings, before tax	(79)	(50)	(239)	(20)
Loss on extinguishment of debt, before tax	—	6	—	6
Loss on reinsurance transaction, before tax	91	—	91	—
Integration and transaction costs associated with acquired business, before tax	31	11	41	23
Change in loss reserves upon acquisition of a business, before tax	97	—	97	—
Income tax expense (benefit)	(27)	11	5	2
Income from discontinued operations, net of tax	—	(148)	—	(317)
Core earnings	$485	$412	$992	$873
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
Current Accident Year Catastrophe Ratio- a component of the loss and loss adjustment expense ratio, represents the ratio of catastrophe losses incurred in the current accident year (net of reinsurance) to earned premiums. For U.S. events, a catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers, as defined by the Property Claim Service office of Verisk. For international events, the Company's approach is similar, informed, in part, by how Lloyd's of London defines catastrophes. Lloyd's of London is an insurance market-place operating worldwide ("Lloyd's"). Lloyd's does not underwrite risks. The Company accepts risks as the sole member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"). The current accident year catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.
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
Mutual Fund and Exchange-Traded Product Assets- are owned by the shareholders of those products and not by the Company and, therefore, are not reflected in the Company’s Condensed Consolidated Financial Statements except in instances where the Company seeds new investment products and holds an investment in the fund for a period of time. Mutual fund and ETP assets are a measure used by the Company primarily because a significant portion of the Company’s Hartford Funds segment revenues are based upon asset values. These revenues increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
New Business Written Premium- represents the amount of premiums charged for policies issued to customers who were not insured with the Company in the previous policy term. New business written premium plus renewal policy written premium equals total written premium.
Policies in Force- represents the number of policies with coverage in effect as of the end of the period. The number of policies in force is a growth measure used for Personal Lines and standard commercial lines (small commercial and middle market lines within middle & large commercial) within Commercial Lines and is affected by both new business growth and policy count retention.

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
Renewal Written Price Increase (Decrease)- for Commercial Lines, represents the combined effect of rate changes, amount of insurance and individual risk pricing decisions per unit of exposure on standard commercial lines policies that renewed. For Personal Lines, renewal written price increases represent the total change in premium per policy since the prior year on those policies that renewed and includes the combined effect of rate changes, amount of insurance and other changes in exposure. For Personal Lines, other changes in exposure include, but are not limited to, the effect of changes in number of drivers, vehicles and incidents, as well as changes in customer policy elections, such as deductibles and limits. The rate component represents the change in rate filed with and approved by state regulators during the period and the amount of insurance represents the change in the value of the rating base, such as model year/vehicle symbol for automobiles, building replacement costs for property and wage inflation for workers’ compensation. A number of factors affect renewal written price increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Renewal written price changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. Renewal written price statistics are subject to change from period to period, based on a number of factors, including changes in actuarial estimates and the effect of subsequent cancellations and non-renewals, and modifications made to better reflect ultimate pricing achieved.
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
Underlying Combined Ratio- a non-GAAP financial measure that represents the combined ratio before catastrophes, prior accident year development and change in current accident year loss reserves recorded upon acquisition of a business. Combined ratio is the most directly comparable U.S. GAAP measure. The Company believes the underlying combined ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year loss and loss adjustment expense reserve development and current accident year change in loss reserves upon acquisition of a business. A reconciliation of combined ratio to underlying combined ratio is set forth in the Results of Operations section within MD&A - Commercial Lines and Personal Lines.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Written and Earned Premiums- Written premium represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products. Written and earned premium are recorded net of ceded reinsurance premium.
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
The profitability of the Company's property and casualty insurance businesses over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in force block, actual mortality and morbidity experience, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, its expense levels and expectations about regulatory and legal developments. The Company seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, the Company is required to obtain approval for its premium rates from state insurance departments and the Lloyd's Syndicate's ability to write business is subject to Lloyd's approval for its premium capacity each year.
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
The primary investment objective for the Company is to maximize economic value, consistent with acceptable risk parameters,

including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient net of tax income to meet policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.
For further information on the Company's reporting segments refer to Part I, Item 1, Business - Reporting Segments in The Hartford’s 2018 Form 10-K Annual Report.
Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share
Net income available to common stockholders decreased from second quarter 2018 primarily due to lower income from discontinued operations due to the sale in May 2018 of the life and annuity business, the loss on reinsurance and reserve increases totaling $188 before tax upon the acquisition of Navigators Group, higher non-catastrophe property losses, higher Property & Casualty underwriting expenses and transaction costs incurred for the acquisition, partially offset by lower current accident year catastrophes in Personal Lines, higher net investment income, an increase in net realized capital gains, a lower group disability loss ratio and lower interest expense.
Book value per diluted share increased from December 31, 2018, as a result of a 17% increase in common stockholders' equity resulting primarily from an increase in AOCI as well as net income in excess of dividends and share repurchases.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income	Annualized Investment Yield, Net of tax
Net investment income increased 14% compared with second quarter 2018 primarily due to higher income from fixed maturities as a result of higher asset levels driven by the acquisition of Navigators Group, as well as higher income from limited partnerships and other alternative investments.
Net realized capital gains improved from the second quarter 2018, with gains in 2019 primarily driven by net gains on sales of fixed maturity securities driven by duration and credit management as well as appreciation in value of equity securities due to higher equity market levels.
Annualized investment yield, net of tax, increased from second quarter 2018 primarily due to greater returns on limited partnerships and other alternative investments, the impact of average reinvestment rates higher than the sales/maturity yield during the past year, and higher short-term interest rates over the past year.
Net unrealized gains, net of tax, for fixed maturities in the investment portfolio increased by $664 in second quarter 2019 primarily due to the effect of tighter credit spreads and lower interest rates.

P&C Written Premiums	P&C Combined Ratio
Written premiums for Property & Casualty increased 12% compared with second quarter 2018 reflecting an increase in Commercial Lines, including the effect of the Navigators Group acquisition, partially offset by a decrease in Personal Lines. The Navigators Group acquisition contributed $190 of written premium in second quarter 2019, representing premium written from the May 23, 2019 acquisition date through quarter end.
Combined ratio for Property & Casualty increased 4.2 points compared with second quarter 2018, largely due to reserve increases upon the acquisition of Navigators Group, higher non-catastrophe property losses, and a higher expense ratio, partially offset by lower current accident year catastrophe losses.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Catastrophe losses of $138, before tax, were lower compared with catastrophe losses of $188, before tax, in second quarter 2018, driven by lower average severity on wind and hail events in the current year period.
Prior accident year development was unfavorable $35, before tax, in the second quarter 2019, primarily due to increases in Navigators Group's prior accident year reserves upon acquisition of the business, partially offset by a decrease in reserves for workers' compensation, package business and 2017 catastrophes. Reserve development was a net favorable $47, before tax, in second quarter 2018, primarily due to a decrease in reserves for workers' compensation and for the 2017 hurricanes, partially offset by an increase in reserves for higher hazard general liability exposures in middle market.

Net Income Margin - Group Benefits
Net income margin for Group Benefits increased compared with second quarter 2018 primarily due to greater net investment income and net realized capital gains, a lower group disability loss ratio, and lower amortization of other intangible assets, partially offset by a slightly higher group life loss ratio, higher commission rates on voluntary products and investments in technology. Contributing to the net income margin in both the 2019 and 2018 periods was favorable prior incurral year development.
CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes beginning on page 7 as well as with the segment operating results sections of MD&A.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Earned premiums	$4,166	$3,958	5%	$8,106	$7,885	3%
Fee income	326	327	—%	640	650	(2%)
Net investment income	488	428	14%	958	879	9%
Net realized capital gains	80	52	54%	243	22	NM
Other revenues	32	24	33%	85	44	93%
Total revenues	5,092	4,789	6%	10,032	9,480	6%
Benefits, losses and loss adjustment expenses	2,934	2,738	7%	5,619	5,433	3%
Amortization of deferred policy acquisition costs	392	344	14%	747	686	9%
Insurance operating costs and other expenses	1,141	1,067	7%	2,189	2,104	4%
Loss on extinguishment of debt	—	6	(100%)	—	6	(100%)
Loss on reinsurance transaction	91	—	NM	91	—	NM
Interest expense	63	79	(20%)	127	159	(20%)
Amortization of other intangible assets	15	18	(17%)	28	36	(22%)
Total benefits, losses and expenses	4,636	4,252	9%	8,801	8,424	4%
Income from continuing operations, before tax	456	537	(15%)	1,231	1,056	17%
Income tax expense	84	103	(18%)	229	194	18%
Income from continuing operations, net of tax	372	434	(14%)	1,002	862	16%
Income from discontinued operations, net of tax	—	148	(100%)	—	317	(100%)
Net income	372	582	(36%)	1,002	1,179	(15%)
Preferred stock dividends	—	—	—%	5	—	NM
Net income available to common stockholders	$372	$582	(36%)	$997	$1,179	(15%)
Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Net income available to common stockholders decreased by $210 attributable to lower income from discontinued operations due to the sale in May 2018 of the life and annuity business, the loss on reinsurance and reserve increases totaling $188 before tax upon the acquisition of Navigators Group , higher non-catastrophe property losses, higher Property & Casualty underwriting expenses and transaction costs incurred for the acquisition, partially offset by lower current accident year catastrophes in Personal Lines, higher net investment income, an increase in net realized capital gains, a lower group disability loss ratio and lower interest expense.
Earned premiums increased by $208 before tax, reflecting a 14% increase in Commercial Lines, including the effect of the Navigators Group acquisition, and a slight increase in Group Benefits, partially offset by a 6% decrease in Personal Lines. For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income was relatively flat reflecting reduced fee income in Hartford Funds, offset by higher fee income in Corporate resulting from fees earned on the management of the investment portfolio of the life and annuity business sold in May 2018.

Net investment income increased by 14%, primarily due to greater income from fixed maturities as a result of higher asset levels driven by the acquisition of Navigators Group, as well as higher income from limited partnerships and other alternative investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.
Net realized capital gains of $80 in second quarter 2019 increased from second quarter 2018, with gains in 2019 primarily driven by net gains on sales of fixed maturity securities driven by duration and credit management trades and appreciation in value of equity securities due to higher equity market levels . For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains.
Other revenues for the three month period in 2019 included $3 of before tax income recognized on the 9.7% ownership interest in the legal entity that acquired the life and annuity business sold in May 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Benefits, losses and loss adjustment expenses increased primarily in Property & Casualty due to an increase in Commercial Lines, partially offset by a decrease in Personal Lines. The increase in Commercial Lines was driven by an increase to Navigators Group reserves upon acquisition of the business and a higher current accident year loss and loss adjustment expense ratio before catastrophes. The decrease in Personal Lines was primarily due to lower current accident year catastrophes. Benefits, losses and loss adjustment expenses for Group Benefits were relatively flat as the effect of higher earned premium was offset by a lower group disability loss ratio.
Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty increased, primarily resulting from higher non-catastrophe property losses and the effect of earned premium from the Navigators Group acquisition, partially offset by a lower personal auto liability loss ratio and the effect of lower earned premium in Personal Lines.
Current accident year catastrophe losses of $138, before tax, for the three months ended June 30, 2019, compared to $188, before tax, for the prior year period. Catastrophe losses in 2019 were primarily from tornado, wind and hail events in various areas of the Midwest and South. Catastrophe losses in 2018 were primarily from wind and hail events in Colorado as well as wind and thunderstorm events across the Midwest, South and Mid-Atlantic. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Net prior accident year reserve development in Property & Casualty was unfavorable net reserve development of $35, before tax, for the three months ended June 30, 2019, compared to favorable net reserve development of $47, before tax, for the prior year period. Prior accident year development in 2019 primarily included an increase in Navigators Group's prior accident year reserves, partially offset by a release of reserves for workers' compensation and 2017 catastrophes. Prior accident year development in 2018 primarily included a decrease in reserves for workers' compensation and a decrease in catastrophe reserves for the 2017 hurricanes, partially offset by a reserve increase for general liability. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Amortization of deferred policy acquisition costs was up from the prior year as an increase in Commercial Lines, which was driven by the impact of the Navigators Group acquisition, was partially offset by a decrease in Personal Lines.
Insurance operating costs and other expenses increased due to transaction costs and operating costs incurred related to the Navigators Group acquisition, higher information technology costs across Commercial Lines, Personal Lines and Group Benefits, an increase in direct marketing expenses in Personal Lines to generate new business growth, and higher commissions in Commercial Lines and Group Benefits. These increases were partially offset by lower incentive compensation and a decrease in Hartford Funds due to lower variable costs.
Amortization of other intangible assets decreased due to lower amortization of intangible assets arising from the acquisition of Aetna's U.S. group life and disability business.
Income tax expense decreased due to a decline in income before taxes. Differences between the Company's effective income tax rate and the U.S. statutory rate of 21% are due primarily to tax-exempt interest earned on invested assets, stock-based compensation and non-deductible executive compensation. For further discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018
Net income available to common stockholders decreased by $182 due a reduction in income from discontinued operations due to the sale in May 2018 of the life and annuity business, partially offset by an increase in income from continuing operations. Income from continuing operations, net of tax, increased by $140 primarily due to an increase in net realized capital gains, higher net investment income, a lower disability loss ratio in Group Benefits, lower interest expense, and earnings from the Company's retained equity interest in the former life and annuity operations. These increases were partially offset by the effect of the loss on reinsurance and reserve increases totaling $188 before tax upon the acquisition of Navigators Group, higher non-catastrophe property losses and higher underwriting expenses.
Earned premiums increased by $221 before tax, reflecting a 9% increase in Commercial Lines, including the effect of the Navigators Group acquisition, and a 1% increase in Group Benefits, partially offset by a 7% decline in Personal Lines. For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income decreased by 2% reflecting lower fee income in Hartford Funds largely due to lower average daily assets under management, partially offset by higher fee income in Corporate resulting from fees earned on the management of the investment portfolio of the life and annuity business sold in May 2018.
Net investment income increased by 9% primarily due to higher asset levels driven by the acquisition of Navigators Group, average reinvestment rates higher than the sales/maturity yield during the past year, higher short-term interest rates, and higher returns on equity investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.
Net realized capital gains of $243 for the six months ended June 30, 2019, improved from the six months ended June 30, 2018, with gains in 2019 primarily driven by appreciation in value of equity securities due to higher equity market levels and net gains on sales in 2019 of fixed maturity securities driven by duration and credit management trades. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains.
Other revenues for the six months ended June 30, 2019 included $31 of before tax income recognized on the 9.7% ownership interest in the legal entity that acquired the life and annuity business sold in May 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Benefits, losses and loss adjustment expenses increased in Property & Casualty, partially offset by a decrease in Group Benefits. The increase for Property & Casualty was driven by an increase in Commercial Lines due to an increase in Navigators Group reserves upon acquisition of the business, the effect of losses on earned premium from the acquired business, and a higher current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by a decrease in Personal Lines primarily due to lower current accident year catastrophes and a lower current accident year loss ratio before catastrophes. The decrease in Group Benefits was largely due to a lower group disability loss ratio, including favorable prior incurral year development.
Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty increased due to a higher workers' compensation loss ratio and the effect of higher earned premium in Commercial Lines, including the impact of the Navigators Group acquisition, partially offset by a lower personal auto liability loss ratio and the effect of lower earned premium in Personal Lines.
Current accident year catastrophe losses of $242, before tax, for the six months ended June 30, 2019, compared to $291, before tax, for the prior year period. Catastrophe losses in 2019 were primarily from tornado, wind and hail events in the South and Midwest and winter storms across the country. Catastrophe losses in 2018 were primarily from multiple wind and hail events in Colorado, the Midwest, South and Mid-Atlantic as well as from East Coast winter storms. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Net prior accident year reserve development in Property & Casualty was a net unfavorable $24, before tax, for the six months ended June 30, 2019, compared to favorable net reserve development of $79, before tax, for the prior year period. Prior accident year development in 2019 primarily included increases in Navigators Group reserves upon acquisition of the business, partially offset by reserve decreases for workers’ compensation, catastrophes, and package business. Prior accident year development in 2018 included a decrease in reserves for workers' compensation and a decrease in catastrophe reserves for the 2017 hurricanes, partially offset by a reserve increase for general liability. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Amortization of deferred policy acquisition costs was up from the prior year period as an increase in Commercial Lines, including the impact from the Navigators Group acquisition, and an increase in Group Benefits were partially offset by a decrease in Personal Lines.
Insurance operating costs and other expenses increased due to higher information technology and operations costs in both Commercial Lines and Personal Lines, an increase in direct marketing expenses in Personal Lines to generate new business growth and higher commissions as well as transaction costs and operating costs incurred related to the Navigators Group acquisition. The increase in Property & Casualty was partially offset by lower incentive compensation and by a decrease in Hartford Funds due to lower variable costs.
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

INVESTMENT RESULTS

Composition of Invested Assets
	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$41,166	81.1%	$35,652	76.2%
Fixed maturities, at fair value using the fair value option ("FVO")	49	0.1%	22	—%
Equity securities, at fair value	1,533	3.0%	1,214	2.6%
Mortgage loans	3,612	7.1%	3,704	7.9%
Limited partnerships and other alternative investments	1,734	3.4%	1,723	3.7%
Other investments [1]	311	0.6%	192	0.4%
Short-term investments	2,364	4.7%	4,283	9.2%
Total investments	$50,769	100.0%	$46,790	100.0%

[1]	Primarily consists of investments of consolidated investment funds and derivative instruments which are carried at fair value.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2019 compared to December 31, 2018
Fixed maturities, AFS increased primarily due to the transfer in of fixed maturities, AFS related to the acquisition of Navigators Group as well as an increase in valuations due to lower interest rates and tighter credit spreads.

Short-term investments decreased due to the funding of Navigators Group acquisition.

Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$386	3.9%	$358	3.9%	$767	3.9%	$707	3.9%
Equity securities	12	3.4%	6	2.4%	19	2.9%	12	2.4%
Mortgage loans	41	4.5%	34	4.2%	81	4.4%	67	4.2%
Limited partnerships and other alternative investments	60	13.9%	39	9.5%	116	13.9%	112	14.3%
Other [3]	7		9		16		17
Investment expense	(18)		(18)		(41)		(36)
Total net investment income	$488	4.2%	$428	3.9%	$958	4.1%	$879	4.1%
Total net investment income excluding limited partnerships and other alternative investments	$428	3.8%	$389	3.7%	$842	3.8%	$767	3.7%

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
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Total net investment income increased primarily due to higher income from fixed maturities as a result of higher asset levels driven by the acquisition of Navigators Group as well as higher income from limited partnerships and other alternative investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments and non-routine items, which primarily include prepayment penalties on mortgage loans and make-whole payments on fixed maturities, was 3.7% for the six month period in 2019, up from 3.6% for the same period for 2018.

Average reinvestment rate for the 2019 six month period, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 3.7% which was below the average yield of sales and maturities of 4.0% for the same period. For the 2019 six month period, the average reinvestment rate of 3.7% decreased from 3.9% for the 2018 six month period, due to lower interest rates.
Despite the recent decline in reinvestment rates, we expect the annualized net investment income yield for the 2019 calendar year, excluding limited partnerships and other alternative investments, to approximate the portfolio yield earned in 2018. The estimated impact on net investment income yield is subject to change as the composition of the portfolio changes through portfolio management and changes in market conditions.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Capital Gains
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2019	2018	2019	2018
Gross gains on sales	$69	$46	$113	$65
Gross losses on sales	(19)	(31)	(40)	(88)
Equity securities [1]	30	26	162	42
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [2]	—	—	(2)	—
Valuation allowances on mortgage loans [2]	1	—	1	—
Transactional foreign currency revaluation	—	—	—	1
Non-qualifying foreign currency derivatives	(1)	4	—	1
Other, net [3]	—	7	9	1
Net realized capital gains	$80	$52	$243	$22

[1]
Includes all changes in fair value and trading gains and losses for equity securities. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2019, were $29 and $74 for the three and six months ended June 30, 2019, respectively. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2018, were $17 and $11 for the three and six months ended June 30, 2018, respectively.

[2]	See Other-Than-Temporary Impairments and Valuation Allowances on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.

[3]	Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives and interest rate derivatives used to manage duration.
Three and six months ended June 30, 2019
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within U.S. treasury securities, corporate securities, and tax-exempt municipal bonds.
Equity securities net gains were primarily driven by appreciation of equity securities due to higher equity market levels.
Other, net gains for the six month period were primarily due to gains on credit derivatives of $27 driven by credit spread tightening, partially offset by losses on interest rate derivatives of $15 due to a decline in interest rates.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2018 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2018 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2019.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense ("LAE") Reserves of $22,623, Net of Reinsurance, by Segment as of June 30, 2019

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Reinsurance and other recoverables	3,137	108	987	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Navigators Group acquisition	2,001	—	—	2,001
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,216	1,017	—	3,233
Current accident year ("CAY") catastrophes	160	82	—	242
Prior accident year development ("PYD")	12	3	9	24
Total provision for unpaid losses and loss adjustment expenses	2,388	1,102	9	3,499
Less: payments	1,886	1,261	82	3,229
Ending liabilities for unpaid losses and loss adjustment expenses, net	18,821	2,189	1,613	22,623
Reinsurance and other recoverables	4,039	112	974	5,125
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$22,860	$2,301	$2,587	$27,748
Earned premiums and fee income	$3,782	$1,619
Loss and loss expense paid ratio [1]	49.9	77.9
Loss and loss expense incurred ratio	63.4	68.9
Prior accident year development (pts) [2]	0.3	0.2

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Six Months Ended June 30, 2019, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$95	$63	$158
Winter storms	60	19	79
Flooding	1	—	1
Other	4	—	4
Total catastrophe losses	$160	$82	$242

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(30)	$—	$—	$(30)
Workers’ compensation discount accretion	9	—	—	9
General liability	37	—	—	37
Marine	10	—	—	10
Package business	(14)	—	—	(14)
Commercial property	(13)	—	—	(13)
Professional liability	33	—	—	33
Bond	—	—	—	—
Assumed Reinsurance	3	—	—	3
Automobile liability	2	—	—	2
Homeowners	—	—	—	—
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(16)	2	—	(14)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	1	2	9	12
Total prior accident year development	$22	$4	$9	$35

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(50)	$—	$—	$(50)
Workers’ compensation discount accretion	17	—	—	17
General liability	43	—	—	43
Marine	10	—	—	10
Package business	(9)	—	—	(9)
Commercial property	(15)	—	—	(15)
Professional liability	33	—	—	33
Bond	—	—	—	—
Assumed Reinsurance	3	—	—	3
Automobile liability	2	(5)	—	(3)
Homeowners	—	1	—	1
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(28)	6	—	(22)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	6	1	9	16
Total prior accident year development	$12	$3	$9	$24
Workers’ compensation reserves were reduced, principally in small commercial driven by lower than previously estimated claim severity for the 2014 through 2017 accident years.

General liability reserves were increased, primarily due to reserve increases in small commercial for accident years 2017 and 2018 due to higher frequency of high-severity bodily injury claims, as well as increased estimated severity on the acquired

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Navigators Group book of business related to U.S. construction, premises liability, products liability and excess casualty, mostly related to accident years 2014 to 2018.
Package business reserves were decreased, primarily due to favorable emergence on property claims related to accident years 2016 through 2018.
Commercial property reserves were decreased, principally due to favorable emergence of reported losses, including on the acquired Navigators Group book of business related to offshore energy in accident years 2017 to 2018 and construction engineering across accident years 2015 to 2018.
Professional liability reserves were increased, primarily due to large loss activity, including wrongful termination and discrimination claims, in accident years 2017 and 2018 and increased estimated frequency and severity of directors’ and officers’ reserves on the Navigators Group book of business, principally for the 2014 to 2018 accident years.
Marine reserves were increased, principally related to pollution exposure from the 1980s and 1990s related to the Navigators Group book of business.
Automobile liability reserves were reduced, primarily driven by the emergence of lower estimated severity in personal automobile liability for accident year 2017.
Catastrophes reserves were reduced, primarily as a result of lower estimated net losses from 2017 hurricanes Harvey and Irma.

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$18,893	$2,294	$2,588	$23,775
Reinsurance and other recoverables	3,147	71	739	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,948	1,123	—	3,071
Current accident year catastrophes	143	148	—	291
Prior accident year development	(92)	(3)	16	(79)
Total provision for unpaid losses and loss adjustment expenses	1,999	1,268	16	3,283
Less: payments	1,784	1,331	127	3,242
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,961	2,160	1,738	19,859
Reinsurance and other recoverables	3,059	22	691	3,772
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$19,020	$2,182	$2,429	$23,631
Earned premiums and fee income	$3,473	$1,735
Loss and loss expense paid ratio [1]	51.4	76.7
Loss and loss expense incurred ratio	57.8	73.9
Prior accident year development (pts) [2]	(2.7)	(0.2)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophe Losses for the Six Months Ended June 30, 2018, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$83	$123	$206
Winter storms	59	22	81
Flooding	1	1	2
Volcanic eruption	—	2	2
Total catastrophe losses	$143	$148	$291

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(48)	$—	$—	$(48)
Workers’ compensation discount accretion	10	—	—	10
General liability	20	—	—	20
Package business	(15)	—	—	(15)
Commercial property	1	—	—	1
Professional liability	6	—	—	6
Bond	—	—	—	—
Automobile liability	(5)	—	—	(5)
Homeowners	—	(1)	—	(1)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(44)	13	—	(31)
Uncollectible reinsurance	—	—	11	11
Other reserve re-estimates, net	2	(2)	5	5
Total prior accident year development	$(73)	$10	$16	$(47)

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(73)	$—	$—	$(73)
Workers’ compensation discount accretion	20	—	—	20
General liability	28	—	—	28
Package business	(7)	—	—	(7)
Commercial property	(12)	—	—	(12)
Professional liability	8	—	—	8
Bond	—	—	—	—
Automobile liability	(10)	—	—	(10)
Homeowners	—	(13)	—	(13)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(52)	18	—	(34)
Uncollectible reinsurance	—	—	11	11
Other reserve re-estimates, net	6	(8)	5	3
Total prior accident year development	$(92)	$(3)	$16	$(79)

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Written premiums	$2,078	$1,734	20%	$4,027	$3,585	12%
Change in unearned premium reserve	91	(11)	NM	263	129	104%
Earned premiums	1,987	1,745	14%	3,764	3,456	9%
Fee income	9	8	13%	18	17	6%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,179	977	21%	2,216	1,948	14%
Current accident year catastrophes [1]	90	74	22%	160	143	12%
Prior accident year development [1]	22	(73)	130%	12	(92)	113%
Total losses and loss adjustment expenses	1,291	978	32%	2,388	1,999	19%
Amortization of deferred policy acquisition costs	310	259	20%	584	516	13%
Underwriting expenses	392	336	17%	729	660	10%
Amortization of other intangible assets	2	1	100%	4	1	NM
Dividends to policyholders	6	6	—%	12	10	20%
Underwriting gain (loss)	(5)	173	(103%)	65	287	(77%)
Net servicing income	2	1	100%	1	1	—%
Net investment income [2]	281	242	16%	540	500	8%
Net realized capital gains [2]	54	42	29%	169	34	NM
Loss on reinsurance transaction	(91)	—	NM	(91)	—	NM
Other income (expenses)	(6)	(3)	(100%)	(7)	(1)	NM
Income before income taxes	235	455	(48%)	677	821	(18%)
Income tax expense [3]	44	83	(47%)	123	151	(19%)
Net income	$191	$372	(49%)	$554	$670	(17%)

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Small commercial new business premium	$183	$142	$358	$298
Middle market new business premium	177	135	317	273
Small commercial policy count retention	83%	82%	83%	82%
Middle market policy count retention [1]	81%	77%	81%	78%
Standard commercial lines renewal written price increases [1] [2]	2.2%	3.1%	2.0%	3.0%
Standard commercial lines renewal earned price increases [1] [2]	2.2%	3.3%	2.3%	3.3%
Small commercial policies in-force as of end of period (in thousands)	1,291	1,259
Middle market policies in-force as of end of period (in thousands) [1]	64	65

[1]	Excludes certain risk classes of higher hazard general liability in middle market.

[2]	Small commercial and middle market lines within middle & large commercial are generally referred to as standard commercial lines.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	59.3	56.0	3.3	58.9	56.4	2.5
Current accident year catastrophes	4.5	4.2	0.3	4.3	4.1	0.2
Prior accident year development	1.1	(4.2)	5.3	0.3	(2.7)	3.0
Total loss and loss adjustment expense ratio	65.0	56.0	9.0	63.4	57.8	5.6
Expense ratio	35.0	33.7	1.3	34.5	33.6	0.9
Policyholder dividend ratio	0.3	0.3	—	0.3	0.3	—
Combined ratio	100.3	90.1	10.2	98.3	91.7	6.6
Current accident year catastrophes and prior year development	5.6	—	5.6	4.6	1.4	3.2
Current accident year change in loss reserves upon acquisition of a business [1]	1.5	—	1.5	0.8	—	0.8
Underlying combined ratio	93.2	90.0	3.2	92.9	90.2	2.7

[1]
Upon acquisition of Navigators Group and a review of Navigators Insurers reserves, the three and six months ended June 30, 2019 included $68 of prior accident year reserve increases and $29 of current accident year reserve increases which were excluded for the purposes of the underlying combined ratio calculation.

Net Income
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Net income decreased for the three and six months ended June 30, 2019 due to lower underwriting results, including the ADC ceded premium and reserve increases upon the acquisition of Navigators Group totaling $188 before tax, partially offset by higher net investment income and higher net realized capital gains. For further discussion of investment results, see MD&A - Investment Results.

Underwriting Gain (Loss)
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Underwriting loss in the 2019 three month period was down from an underwriting gain in the 2018 three month period and underwriting gain decreased in the six month period, primarily due to $97 before tax of increases to Navigators reserves upon acquisition of the business, a higher current accident year loss and loss adjustment expense ratio before catastrophes, and higher underwriting expenses, including higher amortization of DAC, partially offset by a net reduction in Commercial Lines prior accident year reserves unrelated to the Navigators Group acquisition, and the effect of higher earned premium. The increase in underwriting expenses included higher commissions, the effect of higher information technology and operations costs in middle market as well as higher operations and other costs in small commercial associated with the 2018 renewal rights agreement with Farmers Group to acquire its Foremost-branded small commercial business, partially offset by lower incentive compensation.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
[1]Other of $11 and $11 for the three months ended June 30, 2018, and 2019, respectively, and $23 and $22 for the six months ended June 30, 2018 and 2019, respectively, is included in the total.
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Earned premiums increased for the three and six months ended June 30, 2019 reflecting written premium growth over the preceding twelve months.
Written premiums increased for the three and six months ended June 30, 2019 with growth across small commercial, middle & large commercial, and global specialty, including growth from the acquisition of Navigators Group. In standard commercial lines, renewal written price increases declined in 2019, mostly attributable to larger rate decreases in small commercial workers' compensation. New business premium in small commercial and middle market increased over the prior year in both the three and six month periods.

•
Small commercial written premium increased for both the three and six months periods primarily driven by the business acquired under a 2018 renewal rights agreement with Farmers Group to acquire its Foremost-branded small commercial business and higher policy count retention, partially offset by a decline in workers' compensation renewal written pricing compared to the prior year.

•
Middle & large commercial written premium growth for both the three and six month periods was primarily due to new business growth and higher renewal premium in all core lines, as well as growth in certain industry verticals, including construction and energy. The increase in renewal premium was due to higher policy count retention, renewal written price increases and higher audit premium.

•
Global specialty written premium increased for both the three and six month periods driven by the acquisition of Navigators as well as growth in financial products and property, and for the six month period only, growth in bond.

Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Loss and LAE ratio before catastrophes and prior accident year development increased for the three months ended June 30, 2019, primarily due to higher non-catastrophe property losses in middle market inland marine and small commercial.
Loss and LAE ratio before catastrophes and prior accident year development increased for the six months ended June 30, 2019 primarily due to higher non-catastrophe property losses, including middle market inland marine, and a higher loss and loss adjustment expense ratio in workers' compensation.
Included in current accident year loss and loss adjustment expenses before catastrophes for both the three and six month periods in 2019 was a $29 increase in current accident year Navigators reserves upon acquisition of the business in May 2019, which was driven primarily by increased loss estimates for general liability, international professional liability and assumed reinsurance accident and health business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Current accident year catastrophe losses totaled $90, before tax, for the three months ended June 30, 2019 compared to $74, before tax, for the three months ended June 30, 2018. Current accident year catastrophe losses for the three months ended June 30, 2019 were all tornado, wind and hail events in various areas of the Midwest and South. Current accident year catastrophe losses for the three months ended June 30, 2018 were primarily due to wind and hail events in Colorado as well as wind and thunderstorm events across the Midwest, South and Mid-Atlantic.

Current accident year catastrophe losses totaled $160, before tax, for the six months ended June 30, 2019 compared to $143 before tax, for the six months ended June 30, 2018. Current accident year catastrophe losses for the six months ended June 30, 2019 were primarily from winter storms in the northern plains, Midwest and Northeast as well as tornado, wind and hail events in various areas of the Midwest and South. Current accident year catastrophe losses for the six months ended June 30, 2018 were primarily due to multiple wind and hail events in Colorado, the Midwest, South and Mid-Atlantic as well as winter storms on the east coast.
Prior accident year development was a net unfavorable $22 for the three month period in 2019, compared with $73 of net favorable prior accident year development for the three month period in 2018 and was a net unfavorable $12 for the six months ended June 30, 2019 compared to favorable prior accident year development of $92, before tax, for the six months ended June 30, 2018. Net reserve increases for the three and six months ended June 30, 2019 were primarily related to a $68 before tax increase to Navigators reserves upon acquisition of the business, partially offset by lower loss reserve estimates for workers' compensation claims, catastrophes, and, for the three month period only, a decrease in package business reserves. The increase in Navigators reserves upon acquisition of the business principally related to higher reserve estimates for general liability, professional liability and marine.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Written premiums	$824	$857	(4%)	$1,595	$1,664	(4%)
Change in unearned premium reserve	23	1	NM	(5)	(51)	90%
Earned premiums	801	856	(6%)	1,600	1,715	(7%)
Fee income	10	10	—%	19	20	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	517	557	(7%)	1,017	1,123	(9%)
Current accident year catastrophes [1]	48	114	(58%)	82	148	(45%)
Prior accident year development [1]	4	10	(60%)	3	(3)	NM
Total losses and loss adjustment expenses	569	681	(16%)	1,102	1,268	(13%)
Amortization of DAC	65	70	(7%)	130	141	(8%)
Underwriting expenses	155	156	(1%)	310	299	4%
Amortization of other intangible assets	2	1	100%	3	2	50%
Underwriting gain (loss)	20	(42)	148%	74	25	196%
Net servicing income [2]	4	4	—%	7	8	(13%)
Net investment income [3]	46	37	24%	88	77	14%
Net realized capital gains [3]	8	5	60%	27	5	NM
Other income (expenses)	(2)	1	NM	(1)	—	NM
Income before income taxes	76	5	NM	195	115	70%
Income tax expense (benefit) [4]	14	(1)	NM	37	20	85%
Net income	$62	$6	NM	$158	$95	66%

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

[2]
Includes servicing revenues of $23 and $42 for the three and six months ended June 30, 2019 and 2018. Includes servicing expenses of $19 for both the three months ended June 30, 2019 and 2018, and $35 and $34 for the six months ended June 30, 2019 and 2018.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results.

[4]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2019	2018	Change	2019	2018	Change
Product Line
Automobile	$564	$586	(4%)	$1,119	$1,167	(4%)
Homeowners	260	271	(4%)	476	497	(4%)
Total	$824	$857	(4%)	$1,595	$1,664	(4%)
Earned Premiums
Product Line
Automobile	$557	$596	(7%)	$1,112	$1,196	(7%)
Homeowners	244	260	(6%)	488	519	(6%)
Total	$801	$856	(6%)	$1,600	$1,715	(7%)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2019	2018	2019	2018
Policies in-force end of period (in thousands)
Automobile			1,465	1,589
Homeowners			903	978
New business written premium
Automobile	$59	$42	$115	$79
Homeowners	$20	$11	$36	$20
Policy count retention
Automobile	85%	82%	85%	81%
Homeowners	85%	84%	85%	83%
Renewal written price increase
Automobile	4.9%	8.1%	5.2%	8.8%
Homeowners	7.1%	10.4%	7.5%	10.0%
Renewal earned price increase
Automobile	5.6%	10.4%	6.1%	10.5%
Homeowners	8.9%	9.2%	9.2%	9.1%
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2019	2018	Change	2019	2018	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.5	65.1	(0.6)	63.6	65.5	(1.9)
Current accident year catastrophes	6.0	13.3	(7.3)	5.1	8.6	(3.5)
Prior year development	0.5	1.2	(0.7)	0.2	(0.2)	0.4
Total loss and loss adjustment expense ratio	71.0	79.6	(8.6)	68.9	73.9	(5.0)
Expense ratio	26.5	25.4	1.1	26.5	24.6	1.9
Combined ratio	97.5	104.9	(7.4)	95.4	98.5	(3.1)
Current accident year catastrophes and prior year development	6.5	14.5	(8.0)	5.3	8.4	(3.1)
Underlying combined ratio	91.0	90.4	0.6	90.1	90.1	—
Product Combined Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Automobile
Combined ratio	97.2	99.7	(2.5)	95.2	96.4	(1.2)
Underlying combined ratio	96.7	96.5	0.2	95.2	95.4	(0.2)
Homeowners
Combined ratio	99.3	117.8	(18.5)	96.2	103.8	(7.6)
Underlying combined ratio	79.2	76.4	2.8	78.8	77.7	1.1

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Net income increased for the three month period primarily due to a higher underwriting gain and higher net investment income. Net income for the six month period increased, primarily due to a higher underwriting gain, an increase in net realized capital gains and higher net investment income.
Underwriting Gain (Loss)
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Underwriting gain increased for the three month period in 2019 primarily due to lower current accident year catastrophes, less unfavorable prior accident year reserve development, and a lower current accident year loss ratio before catastrophes in auto, partially offset by a higher underwriting expense ratio and the effect of lower earned premium. Underwriting gain increased for the six month period in 2019 primarily due to lower current accident year catastrophes and lower current accident year loss ratios before catastrophes in both auto and homeowners partially offset by the effect of lower earned premium and an increase in underwriting expenses. For the three and six month periods, the increase in underwriting expenses was largely driven by investments in information technology, and an increase in direct marketing spending, selling expenses, and operational costs to generate new business, partially offset by a reduction in state taxes and assessments and lower incentive compensation. The decrease in amortization of DAC for both the three and six month periods was commensurate with the reduction in earned premium.
Earned Premiums
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Loss and LAE ratio before catastrophes and prior accident year development decreased in both the three and six month periods, primarily due to the effect of earned pricing increases in both automobile and homeowners partially offset by higher non-catastrophe homeowners loss costs in the three month period. For auto in both the three and six month periods, a modest increase in average claim severity driven by physical damage was mostly offset by a slight decrease in average claim frequency.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Current accident year catastrophe losses for three months ended June 30, 2019 were primarily from tornado , wind and hail events in the South and Midwest. Catastrophe losses for three months ended June 30, 2018 were from catastrophe events across the country including multiple wind and hail events in Colorado as well as wind and thunderstorm events in the Northeast. Midwest and South. Catastrophe losses for the six months ended June 30, 2019 included winter storms across the country and, to a lesser extent, tornado, wind and hail events in the South and Midwest. Catastrophe losses for the six months ended June 30, 2018 included multiple wind and hail events across the Great Plains, Midwest, South, and Northeast as well as from east coast winter storms.
Prior accident year development was unfavorable in both the three and six months ended June 30, 2019 primarily due to net increases in reserves for prior accident year catastrophes, partially offset by a decrease in auto liability reserves in the six month period. Prior accident year development was unfavorable in the three months ended June 30, 2018 primarily due to net increases in reserves for prior accident year catastrophes. Prior accident year development for the six months ended June 30, 2018 included decreases in reserves for homeowners largely offset by increases in reserves for prior

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

accident year catastrophes. Estimated losses for 2017 catastrophe events in Personal Lines decreased by $27 and $30 in the three and six months ended June 30, 2018, respectively, resulting in a decrease in reinsurance recoverables of $40 and $47 in the three and six months ended June 30, 2018, respectively, as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty.

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Losses and loss adjustment expenses
Prior accident year development	$9	$16	(44%)	$9	$16	(44%)
Total losses and loss adjustment expenses	9	16	(44%)	9	16	(44%)
Underwriting expenses	3	3	—%	6	6	—%
Underwriting loss	(12)	(19)	37%	(15)	(22)	32%
Net investment income [2]	21	22	(5%)	43	46	(7%)
Net realized capital gains [2]	4	3	33%	13	2	NM
Income before income taxes	13	6	117%	41	26	58%
Income tax expense [3]	2	1	100%	7	4	75%
Net income	$11	$5	120%	$34	$22	55%

[1]	For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Net Income increased three and six months ended June 30, 2019 primarily due to a decrease in net unfavorable prior accident year development and, for the sixth month period, an increase in net realized capital gains.
Underwriting loss decreased for three and six months ended June 30, 2019 primarily due to a decrease in unfavorable prior accident year development. Net unfavorable prior accident year reserve development in 2019 included reserve increases for product liability and construction defects claims. Net unfavorable prior accident year reserve development in 2018 included reserve increases for certain mass torts and the allowance for uncollectible reinsurance.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2019. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2018 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Premiums and other considerations	$1,422	$1,401	1%	$2,831	$2,802	1%
Net investment income [1]	121	115	5%	242	236	3%
Net realized capital gains (losses) [1]	7	2	NM	12	(23)	152%
Total revenues	1,550	1,518	2%	3,085	3,015	2%
Benefits, losses and loss adjustment expenses	1,062	1,059	—%	2,115	2,144	(1%)
Amortization of DAC	14	11	27%	27	21	29%
Insurance operating costs and other expenses	324	317	2%	639	638	—%
Amortization of other intangible assets	11	16	(31%)	21	33	(36%)
Total benefits, losses and expenses	1,411	1,403	1%	2,802	2,836	(1%)
Income before income taxes	139	115	21%	283	179	58%
Income tax expense [2]	26	19	37%	52	29	79%
Net income	$113	$96	18%	$231	$150	54%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results.

[2]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Fully insured – ongoing premiums	$1,373	$1,352	2%	$2,735	$2,709	1%
Buyout premiums	4	5	(20%)	6	5	20%
Fee income	45	44	2%	90	88	2%
Total premiums and other considerations	$1,422	$1,401	1%	$2,831	$2,802	1%
Fully insured ongoing sales, excluding buyouts	$99	$85	16%	$506	$539	(6%)

Ratios, Excluding Buyouts
	Three Months Ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Group disability loss ratio	72.9%	74.3%	(1.4)	71.3%	74.6%	(3.3)
Group life loss ratio	77.8%	77.4%	0.4	79.6%	79.2%	0.4
Total loss ratio	74.6%	75.5%	(0.9)	74.7%	76.5%	(1.8)
Expense ratio [1]	23.9%	23.9%	0.0	23.6%	23.9%	(0.3)
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Margin
	Three Months Ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Net income margin	7.3%	6.3%	1.0	7.5%	5.0%	2.5
Adjustments to reconcile net income margin to core earnings margin:
Net realized capital losses (gains) excluded from core earnings, before tax	(0.4%)	—%	(0.4)	(0.4%)	0.8%	(1.2)
Integration and transaction costs associated with acquired business, before tax	0.7%	0.8%	(0.1)	0.7%	0.7%	—
Income tax benefit	(0.1%)	(0.2%)	0.1	(0.1%)	(0.3%)	0.2
Core earnings margin	7.5%	6.9%	0.6	7.7%	6.2%	1.5
Net Income
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Net income increased for the three month period, primarily due to an increase in premiums and other considerations, higher net realized gains and higher net investment income. Despite the increase in revenues, benefits and losses were relatively flat as the effect of a lower group disability loss ratio offset the effect on benefits and losses of higher earned premium.
Net income for the six month period increased largely due to a change from net realized capital losses for the 2018 period to net capital gains for the 2019 period and, to a lesser extent, an increase in premiums and other considerations and higher net investment income. Despite the increase in revenues, benefits and losses were relatively flat as the effect of a lower group disability loss ratio offset the effect on benefits and losses of higher earned premium.
Insurance operating costs and other expenses for the three month and six month period increased due to commission on our voluntary product offerings and investments in technology, partially offset by achievements of expense synergies, lower incentive compensation, and lower state taxes and assessments in the six month period.

Fully Insured Ongoing Premiums
[1] Other of $59 and $61 is included in the three months ended June 30, 2018, and 2019, respectively, and $119 and $123 for the six months ended June 30, 2018, and 2019, respectively is included in the total.
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Fully insured ongoing premiums increased modestly for the three and six month period reflecting an increase in group disability, and, to a lesser extent higher premium from Voluntary products, partially offset by a decrease in group life.
Fully insured ongoing sales, excluding buyouts for the three month period increased 16% driven primarily by an increase in group life sales. For the six months ended June 30, 2019 , sales decreased 6% as the prior year included first year sales from the new New York Paid Family Leave product.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Total loss ratio decreased 0.9 points for the three month

period and 1.8 points for the six month period reflecting a lower disability loss ratio partially offset by a slightly higher group life loss ratio. The group disability loss ratio decreased 1.4 points and 3.3 points for the three and six month period, respectively, primarily due to continued favorable incidence trends on current incurral year reserves and, for the six month period, on prior incurral year reserves.
The group life loss ratio increased 0.4 points in both the three and six month periods due to lower favorable prior incurral year development on death and group life premium waiver claims, partially offset by lower mortality on the current accident year.
Expense ratio was flat for the three month period and decreased 0.3 points for the six month period. Lower amortization of other intangible assets, lower incentive compensation, the benefit of higher earned premiums and a reduction in state taxes and assessments in the six month period, were largely offset by higher amortization of DAC in both periods.

HARTFORD FUNDS
Results of Operations
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Fee income and other revenue	$251	$261	(4%)	$489	$519	(6%)
Net investment income	2	1	100%	4	2	100%
Net realized capital gains	—	(1)	100%	2	(1)	NM
Total revenues	253	261	(3%)	495	520	(5%)
Amortization of DAC	3	4	(25%)	6	8	(25%)
Operating costs and other expenses	203	211	(4%)	405	423	(4%)
Total benefits, losses and expenses	206	215	(4%)	411	431	(5%)
Income before income taxes	47	46	2%	84	89	(6%)
Income tax expense	9	9	—%	16	18	(11%)
Net income	$38	$37	3%	$68	$71	(4%)
Daily average Hartford Funds AUM	$117,875	$117,070	1%	$115,058	$117,184	(2%)
ROA [1]	12.9	12.6	2%	11.9	12.2	(2%)
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized capital losses (gains) excluded from core earnings, before tax	—	0.2	(100%)	(0.4)	0.2	NM
ROA, core earnings [1]	12.9	12.8	1%	11.5	12.4	(7%)
[1] Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Hartford Funds Segment AUM

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Mutual Fund and ETP AUM - beginning of period	$103,225	$99,883	3%	$91,557	$99,090	(8%)
Sales - mutual fund	5,707	5,252	9%	12,019	11,429	5%
Redemptions - mutual fund	(6,097)	(5,007)	(22%)	(11,997)	(10,700)	(12%)
Net flows - ETP	285	228	25%	747	422	77%
Net flows - mutual fund and ETP	(105)	473	(122%)	769	1,151	(33%)
Change in market value and other	3,769	1,309	188%	14,563	1,424	NM
Mutual fund and ETP AUM - end of period	106,889	101,665	5%	106,889	101,665	5%
Talcott Resolution life and annuity separate account AUM [1]	14,412	15,376	(6%)	14,412	15,376	(6%)
Hartford Funds AUM	$121,301	$117,041	4%	$121,301	$117,041	4%
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.
Mutual Fund and ETP AUM by Asset Class

	June 30,
	2019	2018	Change
Equity	$68,474	$66,285	3%
Fixed Income	15,569	14,556	7%
Multi-Strategy Investments [1]	20,095	19,894	1%
Exchange-traded Products	2,751	930	196%
Mutual Fund and ETP AUM	$106,889	$101,665	5%
[1]Includes balanced, allocation, and alternative investment products.
Net Income
Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Net income increased slightly for the three month period compared to the prior year due to lower general, administrative and other expenses. Net income decreased modestly for the six month period compared to the prior year due to lower investment management fee revenue as a result of lower daily average AUM, largely offset by lower distribution and service expenses. Also, contributing to the change in each period was an increase in contingent consideration payable associated with the acquisition of Lattice. See note 5 - Fair Value Measurements for additional information.
Hartford Funds AUM
June 30, 2019 compared to June 30, 2018
Hartford Funds AUM increased compared to the prior year due to market appreciation, partially offset by net outflows from mutual funds and ETP's and the continued runoff of AUM related to the Talcott Resolution life and annuity separate account AUM. Net flows from mutual funds and ETP's were a positive $769 in the first six months of 2019 compared to net positive flows of $1.2 billion in the first six months of 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Fee income	$11	$4	175%	$24	$6	NM
Other revenue	10	2	NM	44	2	NM
Net investment income	17	11	55%	41	18	128%
Net realized capital gains	7	1	NM	20	5	NM
Total revenues	45	18	150%	129	31	NM
Benefits, losses and loss adjustment expenses [1]	3	4	(25%)	5	6	(17%)
Insurance operating costs and other expenses	33	19	74%	46	34	35%
Loss on extinguishment of debt [2]	—	6	(100%)	—	6	(100%)
Interest expense [2]	63	79	(20%)	127	159	(20%)
Total benefits, losses and expenses	99	108	(8%)	178	205	(13%)
Loss before income taxes	(54)	(90)	40%	(49)	(174)	72%
Income tax benefit [3]	(11)	(8)	(38%)	(6)	(28)	79%
Loss from continuing operations, net of tax	(43)	(82)	48%	(43)	(146)	71%
Income from discontinued operations, net of tax	—	148	(100%)	—	317	(100%)
Net income (loss)	(43)	66	(165%)	$(43)	$171	(125%)
Preferred stock dividends	—	—	—%	5	—	NM
Net income (loss) available to common stockholders	$(43)	$66	(165)%	$(48)	$171	(128)%

[1]	Represents benefits expense on life and annuity business previously underwritten by the Company.

[2]
For discussion of debt, see Note 10 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13- Debt of Notes to Consolidated Financial Statement in The Hartford's 2018 Form 10-K Annual Report.

[3]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.
Net Income (Loss)

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Net income for both the three and six month periods decreased due to a decrease in income from discontinued operations as a result of the sale of the life and annuity business in May 2018. The loss from continuing operations, net of tax, decreased primarily due to other revenues from earnings on the Company's retained equity interest in the former life and annuity operations of $3 and $31, higher net investment income driven by an increase in short term interest rates as well as the reinvestment of the proceeds from the sale of the life and annuity business until the Navigators Group acquisition in May, 2019, as well as lower interest expense and an increase in net realized capital gains.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Interest expense for both the three and six month periods decreased, primarily due to the maturity of senior notes payable and redemption of junior subordinated debentures. On January 15, 2019, the Company repaid at maturity the $413 principal amount of its 6.0% senior notes. On June 15, 2018, The Hartford redeemed $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068. On March 15, 2018, the Company issued $500 of 4.4% senior notes due March 15, 2048 for net proceeds of approximately $490. The Company used a portion of the net proceeds to repay the Company's $320 of 6.3% notes at maturity.

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

Catastrophe risk primarily arises in the property, automobile, workers' compensation, casualty, group life, and group disability lines of business. The Company establishes risk limits to control potential loss and actively monitors the risk exposures as a percent of statutory surplus. The Company also uses reinsurance to transfer insurance risk to well-established and financially secure reinsurers.
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
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, aggregate property catastrophe treaty providing protection for the aggregate of all catastrophe events designated by Property Claims Services and individual risk (including facultative reinsurance) that reinsure losses from specific classes or lines of business. In addition, as a result of the acquisition of Navigators Group, catastrophe treaties in-force at the time of the acquisition related to Navigators exposures remain in-force.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Primary Catastrophe Treaty Reinsurance Coverages as of June 30, 2019 [1]

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty for all catastrophe events from 1/1/2019 to 12/31/2019 [2]
Losses of $0 to $350 from one event	None	100% retained
Losses of $350 to $500 from one event	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.1 billion from one event [2]	90% of $600 in excess of $500	10% co-participation
Additional Per Occurrence Property Catastrophe Treaty for catastrophes from 3/1/2019 to 12/31/2019 other than named storms and earthquake events [2] [6]
Losses of $0 to $150 from one event	None	100% retained
Losses of $150 to $350 from one event	80% of $200 in excess of $150	20% co-participation
Aggregate Property Catastrophe Treaty for 1/1/2019 to 12/31/2019 [4]
$0 to $775 of aggregate losses	None	100% retained
$775 to $1.025 billion of aggregate losses	100%	None
Workers' Compensation Catastrophe Treaty for 1/1/2019 to 12/31/2019
Losses of $0 to $100 from one event	None	100% retained
Losses of $100 to $450 from one event [5]	80% of $350 in excess of $100	20% co-participation

[1]
Navigators Group catastrophe exposures are not covered by these treaties. For 2019, Navigators Group treaties in-force at the time of the acquisition remain in-force. For additional information on business acquisitions see Note 2 - Business Acquisition in Notes to Condensed Consolidated Financial Statements.

[2]
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

[3]	Portions of this layer of coverage extend beyond the traditional one year term.

[4]
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

[5]
In addition to the limits shown, the workers' compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of $30 in per event losses in excess of a $20 retention.

[6]	The Additional Per Occurrence Property Catastrophe Treaty covers losses from catastrophe events other than from named hurricanes, tropical storms and earthquakes.
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
Reinsurance for A&E Reserve Development- Under an ADC reinsurance agreement, NICO assumes adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s net A&E reserves recorded as of December 31, 2016, including reserves for A&E exposure for accident years prior to 1986 that are reported in Property & Casualty Other Operations ("Run-off A&E") and reserves for A&E exposure for accident years 1986 and subsequent from policies underwritten prior to 2016 that are reported in ongoing Commercial Lines and Personal Lines. Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid for the ADC are recognized as a dollar-for-dollar offset to direct losses incurred.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2019, $523 of incurred A&E losses had been ceded to NICO, leaving approximately $977 of coverage available for future adverse net reserve development, if any. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, there is a risk that cumulative adverse development of A&E claims could ultimately exceed the $1.5 billion treaty limit in which case all adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity.
Reinsurance for Navigators Reserve Development- Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased an aggregate excess of loss reinsurance agreement covering adverse reserve development (“Navigators ADC”) from National Indemnity Company ("NICO") on behalf of Navigators Insurance Company and certain of its affiliates (collectively, the “Navigators Insurers”). Under the Navigators ADC, the Navigators Insurers paid NICO a reinsurance premium of $91 in exchange for reinsurance coverage, subject to limited exceptions, of $300 of adverse net loss reserve development that attaches $100 above the Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018 subject to the treaty of $1.816 billion for accidents and losses prior to December 31, 2018. In addition to recognizing a$91 before tax charge to earnings in the second quarter of 2019 for the Navigators ADC reinsurance premium, the Company recognized a charge against earnings of $97 before tax in the second quarter of 2019 as a result of a review of Navigators Insurers’ net acquired reserves upon acquisition of the business. Navigators Insurers had previously recognized $52 before tax of adverse reserve development in the first quarter of 2019, including $32 of adverse development subject to the Navigators ADC. As such, reserve development of $97 before tax in the second quarter of 2019 included $68 remaining of the $100 Navigators ADC retention for 2018 and prior accident years and $29 of adverse reserve development related to the 2019 accident year which is not covered by the ADC. The $68 of reserve development for the 2018 and prior accident years recorded in the second quarter of 2019 was net of a $91 reinsurance recoverable recognized under the Navigators ADC with the Company having ceded $91 of the $300 available limit, leaving $209 of remaining limit. The Navigators ADC will be accounted for as retroactive reinsurance and future adverse reserve development, if any, would result in recognizing a deferred gain.
Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.
Property & Casualty Reinsurance Recoverables

	As of June 30, 2019	As of December 31, 2018
Paid loss and loss adjustment expenses	$257	$127
Unpaid loss and loss adjustment expenses	4,716	3,773
Gross reinsurance recoverables	4,973	3,900
Allowance for uncollectible reinsurance	(148)	(126)
Net reinsurance recoverables	$4,825	$3,774
Group benefits reinsurance recoverables represent reserve for future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
Group Benefits Reinsurance Recoverables

	As of June 30, 2019	As of December 31, 2018
Paid loss and loss adjustment expenses	$9	$12
Unpaid loss and loss adjustment expenses	234	239
Gross reinsurance recoverables	243	251
Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$243	$251
[1]No allowance for uncollectible reinsurance is required as of June 30, 2019 and December 31, 2018.
For further explanation of the Company's insurance risk management strategy, see MD&A Enterprise Risk Management Insurance Risk in The Hartford's 2018 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Risk
Financial risks include direct and indirect risks to the Company's financial objectives from events that impact financial market conditions and the value of financial assets. Some events may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's invested assets.
Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss on a U.S. GAAP, statutory, and economic basis. Exposures are actively monitored and managed, with risks mitigated where appropriate. The Company uses various risk management strategies, including limiting aggregation of risk, portfolio re-balancing and hedging with over-the-counter and exchange-traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives are utilized to achieve one of four Company-approved objectives: hedging risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; managing liquidity; controlling transaction costs; or entering into synthetic replication transactions. Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. The Company identifies different categories of financial risk, including liquidity, credit, interest rate, equity and foreign currency exchange.
Liquidity Risk
Liquidity risk is the risk to current or prospective earnings or capital arising from the Company's inability or perceived inability to meet its contractual funding obligations as they come due. Stressed market conditions may impact the ability to sell assets or otherwise transact business and may result in a significant loss in value.
The Company measures and manages liquidity risk exposures and funding needs within prescribed limits across legal entities, taking into account legal, regulatory and operational limitations to the transferability liquidity. The Company also monitors internal and external conditions, and identifies material risk changes and emerging risks that may impact operating cash flows or liquid assets.
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
Sources of Credit Risk The majority of the Company’s credit risk is concentrated in its investment holdings and use of derivatives, but it is also present in the Company’s ceded reinsurance activities and various insurance products.

Impact A decline in creditworthiness is typically reflected as an increase in an investment’s credit spread and associated decline in value, potentially resulting in an increase in other-than-temporary impairment and an increased probability of a realized loss upon sale. In certain instances, counterparties may default on their obligations and the Company may realize a loss on default. Premiums receivable and reinsurance recoverables are also subject to credit risk based on the counterparty’s unwillingness or inability to pay.
Management The objective of the Company’s enterprise credit risk management strategy is to identify, quantify and manage credit risk in aggregate and to limit potential losses in accordance with the Company's credit risk management policy. The Company manages its credit risk by managing aggregations of risk, holding a diversified mix of issuers and counterparties across its investment, reinsurance and insurance portfolios and limiting exposure to any specific reinsurer or counterparty. Potential credit losses can be mitigated through diversification (e.g., geographic regions, asset types, industry sectors), hedging and the use of collateral to reduce net credit exposure.
The Company manages credit risk on an ongoing basis through the use of various analyses and governance processes. Both the investment and reinsurance areas have formal policies and procedures for counterparty approvals and authorizations, which establish minimum levels of creditworthiness and financial stability. Credits considered for investment are subject to underwriting reviews and private securities are subject to management approval. Mitigation strategies vary across the three sources of credit risk, but may include:

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
As of June 30, 2019, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Credit Risk of Derivatives
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction.
Downgrades to the credit ratings of the Company’s insurance operating companies may have adverse implications for its use of derivatives. In some cases, downgrades may give derivative counterparties for OTC derivatives and clearing brokers for OTC-cleared derivatives the right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties and clearing brokers becoming unwilling to engage in or clear additional derivatives or may require additional collateralization before entering into any new trades.
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity.  The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the six months ended June 30, 2019, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 12 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
For further information on credit derivatives, see Note 7 - Derivatives of Notes to Condensed Consolidated Financial Statements.
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
Sources of Interest Rate Risk The Company has exposure to interest rate risk arising from its fixed maturity investments, commercial mortgage loans, capital securities issued by the Company and discount rate assumptions associated with the Company’s claim reserves and pension and other post retirement benefit obligations.
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
The functional currency of The Company's principal insurance subsidiaries is the U.S. dollar. The Company has foreign currency exchange risk by holding non-U.S. dollar denominated investments, which primarily consist of fixed maturity and equity investments and foreign denominated cash. The open foreign currency exposure of non-U.S. dollar denominated investments will most commonly be reduced through the sale of the assets or through hedges using currency futures/forwards/swaps.

In addition, as a global company, we transact business in multiple currencies. Many of our non-U.S. subsidiaries maintain assets and liabilities in local currencies that differ from their functional currency. We manage our foreign currency exchange rate risk primarily through asset-liability matching. In addition to holding non-U.S. dollar denominated assets to support non-U.S. dollar denominated liabilities, legal entity required capital is invested in non-U.S. dollar currencies in order to satisfy regulatory requirements and to support local insurance operations exposing the Company to the fluctuation of the U.S. dollar.
Investment Portfolio Risk
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this section are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

Fixed Maturities by Credit Quality
	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,566	$5,714	13.9%	$4,446	$4,430	12.4%
AAA	6,008	6,214	15.1%	6,366	6,440	18.1%
AA	7,520	7,890	19.1%	6,861	6,985	19.6%
A	9,981	10,552	25.6%	8,314	8,370	23.5%
BBB	8,834	9,246	22.5%	8,335	8,163	22.9%
BB & below	1,520	1,550	3.8%	1,281	1,264	3.5%
Total fixed maturities, AFS	$39,429	$41,166	100.0%	$35,603	$35,652	100.0%
The fair value of fixed maturities, AFS increased as compared to December 31, 2018, primarily due to the transfer in of assets related to the acquisition of Navigators Group as well as an increase in valuations due to lower interest rates and tighter credit spreads. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type
	June 30, 2019					December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$874	$15	$—	$889	2.2%	$1,159	$5	$(1)	$1,163	3.3%
Other	136	4	—	140	0.3%	113	—	—	113	0.3%
Collateralized loan obligations ("CLOs")	1,929	4	(8)	1,925	4.7%	1,455	2	(20)	1,437	4.0%
CMBS
Agency [1]	1,535	40	(5)	1,570	3.8%	1,447	13	(33)	1,427	4.0%
Bonds	1,995	85	(1)	2,079	5.1%	1,845	13	(29)	1,829	5.1%
Interest only	244	14	(2)	256	0.6%	289	9	(2)	296	0.8%
Corporate
Basic industry	667	27	(2)	692	1.7%	604	8	(21)	591	1.7%
Capital goods	1,506	58	(4)	1,560	3.7%	1,132	8	(31)	1,109	3.1%
Consumer cyclical	1,033	40	(3)	1,070	2.6%	943	9	(29)	923	2.6%
Consumer non-cyclical	2,248	94	(3)	2,339	5.7%	1,936	11	(71)	1,876	5.3%
Energy	1,369	72	(3)	1,438	3.5%	1,156	14	(43)	1,127	3.1%
Financial services	3,781	140	(14)	3,907	9.5%	3,368	17	(99)	3,286	9.2%
Tech./comm.	2,396	145	(4)	2,537	6.2%	1,720	34	(54)	1,700	4.8%
Transportation	650	29	—	679	1.6%	548	4	(18)	534	1.5%
Utilities	2,114	105	(15)	2,204	5.4%	2,017	43	(69)	1,991	5.6%
Other	314	8	—	322	0.8%	272	—	(11)	261	0.7%
Foreign govt./govt. agencies	1,025	48	(1)	1,072	2.6%	866	7	(26)	847	2.4%
Municipal bonds
Taxable	681	44	—	725	1.8%	629	14	(17)	626	1.8%
Tax-exempt	8,887	666	—	9,553	23.2%	9,343	407	(30)	9,720	27.3%
RMBS
Agency	2,464	39	(2)	2,501	6.1%	1,508	7	(29)	1,486	4.2%
Non-agency	1,280	21	—	1,301	3.1%	933	5	(6)	932	2.6%
Alt-A	92	4	—	96	0.2%	43	4	—	47	0.1%
Sub-prime	642	26	—	668	1.6%	786	28	—	814	2.3%
U.S. Treasuries	1,567	77	(1)	1,643	4.0%	1,491	41	(15)	1,517	4.2%
Total fixed maturities, AFS	$39,429	$1,805	$(68)	$41,166	100.0%	$35,603	$703	$(654)	$35,652	100.0%
Fixed maturities, FVO				$49					$22
Equity securities, at fair value				$1,533					$1,214

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of AFS securities increased as compared to December 31, 2018, primarily due to the transfer in of assets related to the acquisition of Navigators Group as well as an increase in valuations due to lower interest rates and tighter credit spreads.

Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Securities by Type table.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of June 30, 2019
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,535	$1,570	$—	$—	$—	$—	$—	$—	$—	$—	$1,535	$1,570
Bonds	1,056	1,097	474	489	392	416	51	55	22	22	1,995	2,079
Interest Only	158	167	75	79	2	2	7	7	2	1	244	256
Total CMBS	2,749	2,834	549	568	394	418	58	62	24	23	3,774	3,905
RMBS
Agency	2,454	2,490	10	11	—	—	—	—	—	—	2,464	2,501
Non-Agency	894	909	241	246	115	116	29	29	1	1	1,280	1,301
Alt-A	39	40	10	10	13	13	9	9	21	24	92	96
Sub-Prime	19	20	60	61	202	210	154	161	207	216	642	668
Total RMBS	3,406	3,459	321	328	330	339	192	199	229	241	4,478	4,566
Total CMBS & RMBS	$6,155	$6,293	$870	$896	$724	$757	$250	$261	$253	$264	$8,252	$8,471

Exposure to CMBS & RMBS Bonds as of December 31, 2018
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,447	$1,427	$—	$—	$—	$—	$—	$—	$—	$—	$1,447	$1,427
Bonds	983	973	444	436	368	370	50	50	—	—	1,845	1,829
Interest Only	204	210	77	79	1	1	5	4	2	2	289	296
Total CMBS	2,634	2,610	521	515	369	371	55	54	2	2	3,581	3,552
RMBS
Agency	1,508	1,486	—	—	—	—	—	—	—	—	1,508	1,486
Non-Agency	611	610	167	167	111	109	33	33	11	13	933	932
Alt-A	—	—	10	10	4	5	9	9	20	23	43	47
Sub-Prime	31	32	72	73	211	217	179	186	293	306	786	814
Total RMBS	2,150	2,128	249	250	326	331	221	228	324	342	3,270	3,279
Total CMBS & RMBS	$4,784	$4,738	$770	$765	$695	$702	$276	$282	$326	$344	$6,851	$6,831

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
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
As of June 30, 2019, commercial mortgage loans had an amortized cost of $3.6 billion and carrying value of $3.6 billion, with no valuation allowance. As of December 31, 2018,

commercial mortgage loans had an amortized cost of $3.7 billion and carrying value of $3.7 billion, with a valuation allowance of $1.
The Company funded $127 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 62% and a weighted average yield of 4.2% during the six months ended June 30, 2019. The Company continues to originate commercial loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of June 30, 2019 or December 31, 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Municipal Bonds
The following table presents the Company's exposure to

municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds
	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,313	$1,424	AA	$1,222	$1,275	AA
Pre-Refunded [1]	1,139	1,188	AAA	1,845	1,904	AAA
Revenue
Transportation	1,583	1,738	A+	1,449	1,537	A+
Health Care	1,389	1,483	AA-	1,270	1,304	AA-
Education	886	948	AA	941	953	AA
Leasing [2]	833	891	AA-	772	799	AA-
Water & Sewer	788	832	AA	816	847	AA
Sales Tax	497	554	AA	507	541	AA
Power	311	343	A	308	328	A+
Housing	64	66	AA+	33	35	A+
Other	765	811	AA-	809	823	AA-
Total Revenue	7,116	7,666	AA-	6,905	7,167	AA-
Total Municipal	$9,568	$10,278	AA-	$9,972	$10,346	AA

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

As of both June 30, 2019 and December 31, 2018, the largest issuer concentrations were the New York Dormitory Authority, the New York City Transitional Finance Authority, and the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 20% of the fair value of the Company's investment portfolio.

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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$1	11.3%	$—	—%	$2	8.5%	$—	—%
Real estate funds	14	12.8%	11	8.3%	34	15.1%	10	4.1%
Private equity funds	31	14.8%	29	16.6%	58	14.8%	101	31.0%
Other alternative investments [1]	14	13.8%	(1)	(1.1%)	22	11.3%	1	0.3%
Total	$60	13.9%	$39	9.5%	$116	13.9%	$112	14.3%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Hedge funds	$70	4.0%	$51	3.0%
Real estate funds	445	25.7%	499	29.0%
Private equity and other funds	821	47.3%	788	45.7%
Other alternative investments [1]	398	23.0%	385	22.3%
Total	$1,734	100.0%	$1,723	100.0%
[1]Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $68 as of June 30, 2019 and have decreased $586, from December 31, 2018, primarily due to lower interest rates and tighter credit spreads. As of June 30, 2019, $63 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $5 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily securities with exposure to commercial real estate which are depressed primarily due to wider spreads since the securities were purchased.
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

Unrealized Loss Aging for AFS Securities
	June 30, 2019				December 31, 2018
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	192	$720	$714	$(6)	468	$3,191	$3,153	$(38)
Greater than three to six months	25	62	61	(1)	359	2,530	2,487	(43)
Greater than six to nine months	75	753	749	(4)	347	2,243	2,186	(57)
Greater than nine to eleven months	43	313	311	(2)	817	5,921	5,688	(233)
Twelve months or more	571	2,648	2,593	(55)	969	5,272	4,989	(283)
Total	906	$4,496	$4,428	$(68)	2,960	$19,157	$18,503	$(654)

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%
	June 30, 2019				December 31, 2018
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	4	$1	$—	$(1)	13	$59	$43	$(16)
Greater than three to six months	—	—	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	3	3	2	(1)
Greater than nine to eleven months	—	—	—	—	2	2	1	(1)
Twelve months or more	33	11	7	(4)	36	13	8	(5)
Total	37	$12	$7	$(5)	54	$77	$54	$(23)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other-than-temporary Impairments Recognized in Earnings by Security Type
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Credit Impairments
Corporate	$—	$—	$2	$—
Total	$—	$—	$2	$—
Three and six months ended June 30, 2019
Impairments recognized in earnings were comprised of credit impairments of $2 for the six months ended June 30, 2019. The credit impairments were primarily related to one corporate security experiencing issuer-specific financial difficulties. There were no impairments recognized in earnings in the second quarter of 2019.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Non-credit impairments recognized in other comprehensive income were $0 and $2 for the three and six months ended June 30, 2019, respectively.
Future impairments may develop as the result of changes in intent-to-sell specific securities that are in an unrealized loss position or if modeling assumptions, such as macroeconomic factors or security specific developments, change unfavorably from our current modeling assumptions, resulting in lower cash flow expectations.
Three and six months ended June 30, 2018
There were no impairments recognized in earnings.
Non-credit impairments recognized in other comprehensive income were $0 and $2 for the three and six months ended June 30, 2018 , respectively.

CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of June 30, 2019:

•	$0.8 billion in fixed maturities, short-term investments, and cash at The Hartford Financial Services Group, Inc, ("HFSG Holding Company") .

•	A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023. No borrowings were outstanding as of June 30, 2019.

•	Borrowings available under a commercial paper program to a maximum of $750. As of June 30, 2019 there was no commercial paper outstanding.

•
An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes.

2019 expected dividends and other sources of capital:

•	P&C - The Company does not anticipate receiving net dividends from its property and casualty insurance subsidiaries over the remainder of 2019.

•
Group Benefits - Hartford Life and Accident Insurance Company ("HLA") has $380 dividend capacity for 2019, and anticipates paying $250 to $300 in dividends in 2019 including $150 received year to date.

•	Hartford Funds - Anticipates paying $100 to $125 in dividends in 2019, including $84 received year to date.
In July, 2019, the Company received a $421 refund of AMT credits of which HFSG Holding Company received $314. Year to date, HFSG Holding Company has received cash tax receipts of $528, including the $314 of AMT credits and $214 from its subsidiaries as a result of utilizing net operating loss carryovers and other tax benefits. Over the remainder of 2019, HFSG Holding Company anticipates additional cash tax receipts of approximately $100 to $200, including realization of net operating losses.

Expected liquidity requirements for the next twelve months as of June 30, 2019:

•	$500 maturing debt payment in March of 2020.

•	$290 of interest on debt.

•	$21 dividends on preferred stock, subject to the discretion of the Board of Directors.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	$440 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases and any changes in common stockholder dividend rate.

Equity repurchase program:

•
Authorization for equity repurchases of up to $1.0 billion effective through December 31, 2020. Under the program the company repurchased 0.5 million shares during the period from January 1, 2019 to June 30, 2019 for $27 with $973 of authorization remaining as of June 30, 2019. During the period from July 1, 2019 to July 31, 2019, the Company repurchased 0.3 million common shares for $16 with $957 of authorization remaining as of July 31, 2019.

Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc. (Holding Company)
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. have been and will continue to be met by HFSG Holding Company’s fixed maturities; short-term investments and cash; dividends, principally from its subsidiaries; and tax receipts, including realization of HFSG Holding Company net operating losses and refunds of prior period AMT credits. In addition, HFSG Holding Company can meet its liquidity requirements through the issuance of common stock, debt or other capital securities and borrowings from its credit facilities, as needed.
As of June 30, 2019, HFSG Holding Company held fixed maturities, short-term investments, and cash of $0.8 billion. Expected liquidity requirements of HFSG Holding Company for the next twelve months include payment of the 5.5% senior note of $500 due at maturity in March of 2020, the interest payments on debt of approximately $290 which includes $15 related to Navigators Group, preferred stock dividends of approximately $21 and common stockholder dividends of approximately $440, subject to the discretion of the Board of Directors.
Debt
On January 15, 2019, The Hartford repaid at maturity the $413 principal amount of its 6.0% senior notes.
Senior notes with a par value of $265 were acquired as part of the Navigators Group acquisition. For additional information on Debt, see Note 10- Debt of Notes to Condensed Consolidated Financial Statements
Equity
In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. Based on projected holding company resources, the Company has begun share repurchases in 2019 but anticipates using the majority of the program in 2020. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.

During the period from July 1, 2019 to July 31, 2019, the Company repurchased 0.3 million common shares for $16 with $957 of authorization remaining as of July 31, 2019.

Dividends
On July 18, 2019, The Hartford’s Board of Directors declared a quarterly dividend of $0.30 per common share payable on October 1, 2019 to common stockholders of record as of September 3, 2019.
On July 18, 2019, The Hartford's Board of Directors declared a dividend of $375.00 on each share of the Series G preferred stock equivalent to $0.3750 per depository share payable on August 15, 2019 to stockholders of record at the close of business on August 1, 2019.
On May 16, 2019, The Hartford’s Board of Directors declared a quarterly dividend of $0.30 per common share payable on July 1, 2019 to common stockholders of record as of June 3, 2019.
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
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. Upon the acquisition of Navigators Group, the Company’s principal insurance subsidiaries are domiciled in the United States, the United Kingdom and Belgium.
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
Property casualty insurers domiciled in New York, including Navigators Insurance Company ("NIC") and Navigators Specialty Insurance Company ("NSIC"), generally may not, without notice to and approval by the state insurance commissioner, pay dividends out of earned surplus in any twelve‑month period that exceeds the lesser of (i) 10% of the insurer’s statutory policyholders’ surplus as of the most recent financial statement on file, or (ii) 100% of its adjusted net investment income, as defined, for the same twelve month period. As part of the New York state insurance commissioner's approval of the Navigators Group acquisition, and as is common practice, any dividend from NIC and NSIC before May 2021 will require prior approval from the state insurance commissioner.
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
Corporate members of Lloyd's Syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the Funds at Lloyd's ("FAL") capital requirement. The FAL is determined based on the syndicate’s solvency capital requirement of the syndicate under the E.U.'s Solvency II capital adequacy model, plus a Lloyd’s specific economic capital assessment.
Insurers domiciled in the United Kingdom may pay dividends to its parent out of its statutory profits subject to restrictions imposed under U.K. Company law and European Insurance regulation (Solvency II). Belgium domiciled insurers may only pay dividends if, at the end of its previous fiscal year, the total amount of its assets, as reduced by its provisions and debts, are in excess of certain minimum capital thresholds calculated under Belgian law.
As of December 31, 2018, under the formulas described above, the Company’s property and casualty insurance subsidiaries in the United States and overseas are permitted to pay up to a maximum of approximately $1.3 billion in dividends to HFSG Holding Company in 2019, though only approximately $250 of this dividend capacity can be paid before the fourth quarter of 2019. Hartford Life and Accident Insurance Company ("HLA") has $380 of dividend capacity for 2019.
Through July 31, 2019, HFSG Holding Company received $237 of dividends, including $150 from HLA, $84 from Hartford Funds and $3 from a run-off HFSG subsidiary. There were no dividends received from P&C subsidiaries during the first six months of 2019.
Over the last five months of 2019, the Company anticipates receiving approximately $100 to $150 of dividends from HLA, $16 to $41 of dividends from Hartford Funds and does not anticipate receiving any additional dividends from P&C subsidiaries.
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
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the Securities and Exchange Commission ("the SEC") on May 17, 2019 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
Revolving Credit Facilities, and Commercial Paper
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the "Credit Facility") that provides up to $750 million of unsecured credit through March 29, 2023. As of June 30, 2019, no borrowings were outstanding and $3 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Commercial Paper
As of June 30, 2019, The Hartford's maximum borrowings available under its commercial paper program is $750 and there was no commercial paper outstanding.
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
As of June 30, 2019 there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of June 30, 2019, there were no advances outstanding.
For further information regarding collateralized advances with Federal Home Loan Bank of Boston, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2018 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford assumed three existing letter of credit facility agreements: the Club Facility, the Bilateral Facility, and the Australian Dollar Facility. Letters of credit under the Club and Bilateral Facilities are used to provide a portion of the capital requirements at Lloyd's. As of June 30, 2019, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility, $8 was outstanding under the Bilateral Facility, and $1 of cash collateral was posted at Lloyd's. The Bilateral Facility has unused capacity of $17 for issuance of additional letters of credit. Principally as a result of second quarter loss on reinsurance, reserve increases and other adjustments upon the acquisition, Navigators Group is not in compliance with certain financial covenants regarding tangible net worth and Funds at Lloyd’s (“FAL”) as set forth in the Club Facility and Bilateral Facility.  The Company is in discussions with the participating banks to amend the covenants, and has obtained a temporary waiver.  It is expected that the amount of letters of credit permitted to support Lloyd's capital requirements will be reduced by the end of 2020, which may require the Company to seek alternative means of supporting its obligations at Lloyd's, including utilizing holding company resources.
As of June 30, 2019, letters of credit with an aggregate face amount of 24 Australian Dollars were outstanding under the Australian Dollar Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2019 was $76. For this $76, the legal entities have posted collateral of $72 in the normal course of business. Based on derivative market values as of June 30, 2019, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of June 30, 2019, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $7 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of June 30, 2019, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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
The following tables represent the fixed maturity holdings, including the aforementioned cash and short-term investments available to meet liquidity needs, for each of the Company’s insurance operations.

Property & Casualty
As of June 30, 2019
Fixed maturities	$30,243
Short-term investments	1,254
Cash	207
Less: Derivative collateral	58
Total	$31,646

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Group Benefits Operations
As of June 30, 2019
Fixed maturities	$10,398
Short-term investments	442
Cash	7
Less: Derivative collateral	25
Total	$10,822

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2018 Form 10-K Annual Report.

Capitalization

Capital Structure
	June 30, 2019	December 31, 2018	Change
Short-term debt (includes current maturities of long-term debt)	$500	$413	21%
Long-term debt	4,050	4,265	(5%)
Total debt	4,550	4,678	(3%)
Common stockholders' equity excluding AOCI, net of tax	15,156	14,346	6%
Preferred stock	334	334	—%
AOCI, net of tax	(198)	(1,579)	87%
Total stockholders’ equity	15,292	13,101	17%
Total capitalization	$19,842	$17,779	12%
Debt to stockholders’ equity	30%	36%
Debt to capitalization	23%	26%
Total capitalization increased $2,063, or 12%, as of June 30, 2019 compared to December 31, 2018 primarily due to an increase in AOCI and net income in excess of stockholder dividends, partially offset by a decrease in total debt due to the repayment at maturity of the $413 principal amount of the 6.0% senior notes.

For additional information on AOCI, net of tax, unrealized capital gains from securities, and debt see Note 14 - Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss), Note 6 - Investments and Note 10 - Debt.of Notes to Condensed Consolidated Financial Statements, respectively.
Cash Flow[1]

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$1,004	$1,270
Net cash provided by (used for) investing activities	$30	$(207)
Net cash used for financing activities	$(855)	$(1,627)
Cash and restricted cash– end of period	$283	$147
[1] Cash activities in 2018 include cash flows from Discontinued Operations; see Note 17 - Business Disposition and Discontinued Operations of Notes to Condensed Consolidated Financial Statements for information on cash flows from Discontinued Operations.
Cash provided by operating activities decreased in 2019 as compared to the prior year period primarily driven by the inclusion of operations from the life and annuity business sold in May 2018 in the prior year period, partially offset by an increase in premiums received.
Cash used for investing activities decreased, primarily due to an increase in net proceeds from short-term investments and derivatives, partially offset by the acquisition of Navigators Group for $1.9 billion (net of cash acquired) as well as an increase in net payments for fixed maturities.
Cash used for financing activities decreased from the 2018 period primarily due to a lower decrease in net securities loaned or sold under agreements to repurchase, a reduction in debt repayments partially offset by a decline in proceeds from issuance of debt, share repurchases in the 2019 period as well as higher dividends paid. Additionally, a substantial amount of cash used in the 2018 period consisted of net payments for deposits, transfers and withdrawals for investments and universal life products associated with the life and annuity business sold in May 2018.
Operating cash flow for the six months ended June 30, 2019 have been adequate to meet liquidity requirements.

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

Insurance Financial Strength Ratings as of July 30, 2019
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A	A+	A2
Navigators Insurance Company	A	A	Not Rated

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
Commercial paper	AMB-1	A-2	P-2

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
Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2019	$8,440	$2,407	$10,847
Statutory income	699	260	959
Dividends to parent	(14)	(150)	(164)
Other items	213	16	229
Net change to U.S. statutory capital	898	126	1,024
U.S statutory capital at June 30, 2019	$9,338	$2,533	$11,871

[1]
The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by Hartford Holdings, Inc. to Hartford Fire Insurance Company.

[2]
Excludes insurance operations in the U.K. and continental Europe. Though the business was not acquired until May 23, 2019, this table includes statutory capital and surplus of Navigators U.S. insurance subsidiaries as of both January 1, 2019 and June 30, 2019.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Contingencies
Legal Proceedings
For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and "Asbestos and Environmental Claims" in Note 12 - Commitments and Contingencies Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
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

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2019.
On May 23, 2019 we acquired Navigators Group. SEC guidance permits management to omit an assessment of an acquired business from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have not yet included Navigators Group in our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of June 30, 2019. For the three months ended June 30, 2019, Navigators Group accounted for 3.5% of our total net revenue, and as of June 30, 2019 represented 10.2% of total assets.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
As described above, our management excluded an assessment of the internal controls over financial reporting of Navigators Group from its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019. The Company has begun integrating Navigators Group into its existing control procedures, which may lead us to modify certain internal controls in future periods.

Part II - Item 1. Legal Proceedings

Item 1. LEGAL PROCEEDINGS
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to The Hartford's A&E claims discussed in Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
The Company’s Risk Factors are amended due to the Navigators Group acquisition. On May 23, 2019, the Company completed the previously announced acquisition of Navigators Group. As a result, the Company’s Risk Factor “Failure to complete our proposed acquisition of The Navigators Group, Inc. could impact our securities” is removed in its entirety.
The following is added to the Company’s Risk Factors:
The withdrawal of the United Kingdom (“U.K.”) from the European Union (“E.U.”) may adversely affect our business, financial condition and results of operation.
In June 2016, the U.K voted in a national referendum to withdraw from the E.U. (“Brexit”) and formal negotiations on the terms of the U.K.’s withdrawal are ongoing.
Brexit, or prolonged uncertainty relating to the terms of the U.K.’s withdrawal, could, among other outcomes, cause significant volatility in global financial markets, currency exchange rate fluctuations and asset valuations, and disrupt the U.K. market and the E.U. markets by increasing restrictions on the trade and free movement of goods, services and people between the U.K. and the E.U. The withdrawal could also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.
As a result of the acquisition of Navigators Group, we have international operations in the U.K. and E.U. While Navigators Group has implemented measures to sell business in the E.U. independently of its U.K. insurance companies, either through its own Belgium insurance subsidiary or by having its Lloyd's Syndicate write business through the Lloyd’s subsidiary in Belgium, Brexit may cause disruptions throughout the U.K. and E.U. Should we seek to access the E.U. market through our U.K. insurance companies, that will depend on general trade and services agreements made by the U.K. with the E.U. or on specific arrangements made by our U.K. insurance companies to retain access to the E.U. market. In addition, the ability to access the E.U. market through our Lloyd's Syndicate depends on Lloyd's being able to comply with E.U. regulations through its Belgium subsidiary. The consequence of making such specific arrangements may increase our cost of doing business.
The consequences of U.K.’s withdrawal from the E.U. in the long term are unknown and not quantifiable at this time. However, given the lack of comparable precedent, any of effects of a withdrawal may adversely affect our business, financial condition and results of operation.

In addition, the following Company Risk Factors are amended and restated in their entirety:
The amount of capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control.
We conduct the vast majority of our business through licensed insurance company subsidiaries. In the United States, statutory accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The minimum capital we must hold is based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The RBC formula for life companies is applicable to our group benefits business and establishes capital requirements relating to insurance, business, asset, credit, interest rate and off-balance sheet risks. The RBC formula for property and casualty companies sets required statutory surplus levels based on underwriting, asset, credit and off-balance sheet risks.
Countries in which our international insurance subsidiaries are incorporated or deemed commercially domiciled are subject to regulatory requirements as defined by the regulatory jurisdiction, including Solvency II. In addition, our Lloyd’s member company is required to maintain required Funds at Lloyd’s (“FAL”) to meet the capital requirements of its syndicate. The FAL is determined based on the syndicate’s Solvency Capital Requirement (“SCR”) under the E.U.’s Solvency II capital adequacy model plus an economic capital assessment determined by the Lloyd’s Franchise Board (which is responsible for the day-to-day management of the Lloyd's market).
In any particular year, statutory surplus amounts, RBC ratios, FAL and SCR may increase or decrease depending on a variety of factors, including (as applicable):

•	the amount of statutory income or losses generated by our insurance subsidiaries,

•	the amount of additional capital our insurance subsidiaries must hold to support business growth,

•	the amount of dividends or distributions taken out of our insurance subsidiaries or Lloyd's member company,

•	changes in equity market levels,

•	the value of certain fixed-income and equity securities in our investment portfolio,

•	the value of certain derivative instruments,

•	changes in interest rates,

•	admissibility of deferred tax assets, and

•	changes to the regulatory capital formulas
Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the amount of capital and regulatory capital

Part II - Item 1A. Risk Factors

formulas of various insurance operations. In addition, rating agencies may implement changes to their regulatory capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. The regulatory capital formulas could also be negatively affected if the NAIC, state insurance regulators or other insurance regulators change the accounting guidance for determining capital adequacy. If our capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may need to use holding company resources or seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
Our ability to declare and pay dividends is subject to limitations.
The payment of future dividends on our capital stock is subject to the discretion of our board of directors, which considers, among other factors, our operating results, overall financial condition, credit-risk considerations and capital requirements, as well as general business and market conditions. Our board of directors may only declare such dividends out of funds legally available for such payments. Moreover, our common stockholders are subject to the prior dividend rights of any holders of depositary shares representing preferred stock then outstanding. The terms of our outstanding junior subordinated debt securities prohibit us from declaring or paying any dividends or distributions on our capital stock or purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments and the related deferral period has not yet commenced or a deferral period is continuing.
Moreover, as a holding company that is separate and distinct from our insurance subsidiaries, we have no significant business operations of our own. Therefore, we rely on dividends from our insurance company subsidiaries and other subsidiaries as the principal source of cash flow to meet our obligations. Subsidiary dividends fund payments on our debt securities and the payment of dividends to stockholders on our capital stock. Connecticut state laws and certain other U.S. jurisdictions in which we operate limit the payment of dividends and require notice to and approval by the state insurance commissioner for the declaration or payment of dividends above certain levels. The laws and regulations of the countries in which our international insurance subsidiaries are incorporated or deemed commercially domiciled, as well as requirements of the Council of Lloyd’s, also impose limitations on the payment of dividends which, in some instances, are more restrictive. Dividends paid from our insurance subsidiaries are further dependent on their cash requirements. In addition, in the event of liquidation or reorganization of a subsidiary, prior claims of a subsidiary’s creditors may take precedence over the holding company’s right to a dividend or distribution from the subsidiary except to the extent that the holding company may be a creditor of that subsidiary. For further discussion on dividends from insurance subsidiaries, see Part II, Item 7, MD&A - Capital Resources & Liquidity.
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
Our businesses must comply with regulations to control the privacy of customer, employee and third party data, and state, federal and international regulations regarding data privacy are becoming increasingly more onerous. A misuse or mishandling of confidential or proprietary information could result in legal liability, regulatory action and reputational harm.
Third parties, including third party administrators, are also subject to cyber-breaches of confidential information, along with the other risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, reputation, financial condition, results of operations and liquidity. While we

Part II - Item 1A. Risk Factors

maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all loss.
Regulatory and legislative developments could have a material adverse impact on our business, financial condition, results of operations and liquidity.
We are subject to extensive laws and regulations that are complex, subject to change and often conflict in their approach or intended outcomes. Compliance with these laws and regulations can increase cost, affect our strategy, and constrain our ability to adequately price our products.
In the U.S., regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict. For example, further reforms to the Affordable Care Act, and potential modifications of the Dodd-Frank Act could have unanticipated consequences for the Company and its businesses. It is unclear whether and to what extent Congress will continue to make changes to the Dodd-Frank Act, and how those changes might impact the Company, its business, financial conditions, results of operations and liquidity.
Our U.S. insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled, licensed or authorized to conduct business. State regulations generally seek to protect the interests of policyholders rather than an insurer or the insurer’s stockholders and other investors. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing and authorizing lines of business, approving policy forms and premium rates, setting statutory capital and reserve requirements, limiting the types and amounts of certain investments and restricting underwriting practices. State insurance departments also set constraints on domestic insurer transactions with affiliates and dividends and, in many cases, must approve affiliate transactions and extraordinary dividends as well as strategic transactions such as acquisitions and divestitures.
Our international insurance subsidiaries are subject to the laws and regulations of the relevant jurisdictions in which they operate, including the requirements of the Prudential Regulatory Authority and the Financial Conduct Authority in the U.K; the National Bank of Belgium and the Financial Services and Markets Authority in Belgium; and the Commissariat Aux Assurances in Luxembourg. Our Lloyd’s Syndicate is also subject to management and supervision by the Council of Lloyd’s, which has wide discretionary powers to regulate members’ underwriting at Lloyd’s, as well as regulations imposed by overseas regulators where the Lloyd’s Syndicate conducts business.
In addition, future regulatory initiatives could be adopted at the federal, state and international level that could impact the profitability of our businesses. For example, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to U.S. statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC continues to enhance the U.S. system of insurance solvency regulation, with a particular focus on group supervision, risk-based capital, accounting and financial reporting, enterprise risk management and reinsurance which could, among other things, affect statutory measures of capital sufficiency, including risk-based capital ratios.
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
Further, a particular regulator or enforcement authority may interpret a legal, accounting, or reserving issue differently than we have, exposing us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may be challenged by state insurance departments. The result of those potential challenges could require us to increase levels of regulatory capital and reserves or incur higher operating and/or tax costs.
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
The Company's authorization for equity repurchases is $1.0 billion for the period commencing February 4, 2019 through December 31, 2020.

Repurchases of Common Stock by the Issuer for the Three Months Ended June 30, 2019
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2019 - April 30, 2019	—	$—	—	$—
May 1, 2019 - May 31, 2019	278,255	$52.97	278,255	$985
June 1, 2019 - June 30, 2019	226,545	$54.91	226,545	$973
Total	504,800	$53.84	504,800

Part II - Item 6. Exhibits

Item 6. EXHIBITS

See Exhibits Index on page	109.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2019
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.1	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.1	7/21/2016
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	August 1, 2019	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)