Form 10-Q
period 2019-09-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2019-11-04
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 1, 2019, there were outstanding 360,421,232 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements; or in Part II, Item 1A of The Hartford’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, Part I, Item 1A, Risk Factors in The Hartford’s 2018 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission ("SEC").

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
Hartford, Connecticut

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
November 4, 2019

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2019	2018	2019	2018
	(Unaudited)
Revenues
Earned premiums	$4,394	$3,987	$12,500	$11,872
Fee income	330	344	970	994
Net investment income	490	444	1,448	1,323
Net realized capital gains (losses):
Total other-than-temporary impairment ("OTTI") losses	(1)	(4)	(5)	(6)
OTTI losses recognized in other comprehensive income (“OCI”)	—	3	2	5
Net OTTI losses recognized in earnings	(1)	(1)	(3)	(1)
Other net realized capital gains	90	39	335	61
Total net realized capital gains	89	38	332	60
Other revenues	44	29	129	73
Total revenues	5,347	4,842	15,379	14,322
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,914	2,786	8,533	8,219
Amortization of deferred policy acquisition costs ("DAC")	437	348	1,184	1,034
Insurance operating costs and other expenses	1,167	1,091	3,356	3,195
Loss on extinguishment of debt	90	—	90	6
Loss on reinsurance transaction	—	—	91	—
Interest expense	67	69	194	228
Amortization of other intangible assets	19	18	47	54
Total benefits, losses and expenses	4,694	4,312	13,495	12,736
Income from continuing operations, before tax	653	530	1,884	1,586
Income tax expense	118	103	347	297
Income from continuing operations, net of tax	535	427	1,537	1,289
Income from discontinued operations, net of tax	—	5	—	322
Net income	535	432	1,537	1,611
Preferred stock dividends	11	—	16	—
Net income available to common stockholders	$524	$432	$1,521	$1,611

Income from continuing operations, net of tax, available to common stockholders per common share
Basic	$1.45	$1.19	$4.21	$3.60
Diluted	$1.43	$1.17	$4.17	$3.54
Net income available to common stockholders per common share
Basic	$1.45	$1.20	$4.21	$4.50
Diluted	$1.43	$1.19	$4.17	$4.42
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
	(Unaudited)
Net income	$535	$432	$1,537	$1,611
Other comprehensive income (loss):
Changes in net unrealized gain on securities	401	(171)	1,744	(2,164)
Changes in OTTI losses recognized in other comprehensive income	—	(1)	1	(1)
Changes in net gain on cash flow hedging instruments	6	(5)	22	(37)
Changes in foreign currency translation adjustments	(4)	1	—	(4)
Changes in pension and other postretirement plan adjustments	9	10	26	29
OCI, net of tax	412	(166)	1,793	(2,177)
Comprehensive income (loss)	$947	$266	$3,330	$(566)
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $40,174 and $35,603)	$42,389	$35,652
Fixed maturities, at fair value using the fair value option	39	22
Equity securities, at fair value	1,414	1,214
Mortgage loans (net of allowances for loan losses of $0 and $1)	3,736	3,704
Limited partnerships and other alternative investments	1,770	1,723
Other investments	302	192
Short-term investments	2,927	4,283
Total investments	52,577	46,790
Cash	207	112
Restricted cash	83	9
Premiums receivable and agents’ balances, net	4,580	3,995
Reinsurance recoverables, net	5,333	4,357
Deferred policy acquisition costs	772	670
Deferred income taxes, net	376	1,248
Goodwill	1,913	1,290
Property and equipment, net	1,194	1,006
Other intangible assets, net	1,126	657
Other assets	2,095	2,173
Total assets	$70,256	$62,307
Liabilities
Unpaid losses and loss adjustment expenses	$36,188	$33,029
Reserve for future policy benefits	645	642
Other policyholder funds and benefits payable	764	767
Unearned premiums	6,820	5,282
Short-term debt	500	413
Long-term debt	4,346	4,265
Other liabilities	4,915	4,808
Total liabilities	54,178	49,206
Commitments and Contingencies Note (12)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at September 30, 2019 and December 31, 2018, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 shares issued at September 30, 2019 and December 31, 2018	4	4
Additional paid-in capital	4,302	4,378
Retained earnings	12,251	11,055
Treasury stock, at cost — 23,940,696 and 25,772,238 shares	(1,027)	(1,091)
Accumulated other comprehensive income (loss), net of tax	214	(1,579)
Total stockholders’ equity	16,078	13,101
Total liabilities and stockholders’ equity	$70,256	$62,307
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for share data)	2019	2018	2019	2018
	(Unaudited)
Preferred Stock	$334	$—	$334	$—
Common Stock	4	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,300	4,374	4,378	4,379
Issuance of shares under incentive and stock compensation plans	(17)	(9)	(91)	(92)
Stock-based compensation plans expense	19	22	95	105
Issuance of shares for warrant exercise	—	(2)	(80)	(7)
Additional Paid-in Capital, end of period	4,302	4,385	4,302	4,385
Retained Earnings
Retained Earnings, beginning of period	11,836	10,649	11,055	9,642
Cumulative effect of accounting changes, net of tax	—	—	—	5
Adjusted balance, beginning of period	11,836	10,649	11,055	9,647
Net income	535	432	1,537	1,611
Dividends declared on preferred stock	(11)	—	(16)	—
Dividends declared on common stock	(109)	(108)	(325)	(285)
Retained Earnings, end of period	12,251	10,973	12,251	10,973
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(984)	(1,128)	(1,091)	(1,194)
Treasury stock acquired	(63)	—	(90)	—
Issuance of shares under incentive and stock compensation plans	27	14	112	109
Net shares acquired related to employee incentive and stock compensation plans	(7)	(2)	(38)	(36)
Issuance of shares for warrant exercise	—	2	80	7
Treasury Stock, at cost, end of period	(1,027)	(1,114)	(1,027)	(1,114)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(198)	(1,353)	(1,579)	663
Cumulative effect of accounting changes, net of tax	—	—	—	(5)
Adjusted balance, beginning of period	(198)	(1,353)	(1,579)	658
Total other comprehensive income (loss)	412	(166)	1,793	(2,177)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	214	(1,519)	214	(1,519)
Total Stockholders’ Equity	$16,078	$12,729	$16,078	$12,729
Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	13,800	—	13,800	—
Issuance of preferred shares	—	—	—	—
Preferred Shares Outstanding, end of period	13,800	—	13,800	—
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	361,605	358,359	359,151	356,835
Treasury stock acquired	(1,076)	—	(1,581)	—
Issuance of shares under incentive and stock compensation plans	588	331	2,447	2,373
Return of shares under incentive and stock compensation plans to treasury stock	(134)	(57)	(755)	(694)
Issuance of shares for warrant exercise	—	43	1,721	162
Common Shares Outstanding, at end of period	360,983	358,676	360,983	358,676
Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.80
Cash dividends declared per preferred share	$750.00	$—	$1,125.00	$—
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2019	2018
Operating Activities	(Unaudited)
Net income	$1,537	$1,611
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(332)	(7)
Amortization of deferred policy acquisition costs	1,184	1,092
Additions to deferred policy acquisition costs	(1,222)	(1,057)
Depreciation and amortization	333	359
Loss on extinguishment of debt	90	6
Gain on sale	—	(202)
Other operating activities, net	75	346
Change in assets and liabilities:
Decrease in reinsurance recoverables	115	111
Decrease (increase) in accrued and deferred income taxes	784	(74)
Increase (decrease) in insurance liabilities	630	(119)
Net change in other assets and other liabilities	(748)	(224)
Net cash provided by operating activities	2,446	1,842
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	14,335	20,069
Fixed maturities, fair value option	7	21
Equity securities, at fair value	1,260	1,171
Mortgage loans	491	314
Partnerships	201	377
Payments for the purchase of:
Fixed maturities, available-for-sale	(15,592)	(18,679)
Equity securities, at fair value	(847)	(1,084)
Mortgage loans	(515)	(667)
Partnerships	(218)	(408)
Net proceeds from (payments for) derivatives	60	(228)
Net additions of property and equipment	(75)	(70)
Net proceeds from (payments for) short-term investments	1,480	(2,689)
Other investing activities, net	(6)	(4)
Proceeds from business sold, net of cash transferred	—	1,115
Amount paid for business acquired, net of cash acquired	(1,901)	—
Net cash used for investing activities	(1,320)	(762)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	107	1,814
Withdrawals and other deductions from investment and universal life-type contracts	(101)	(9,210)
Net transfers from separate accounts related to investment and universal life-type contracts	—	6,949
Repayments at maturity or settlement of consumer notes	—	(2)
Net decrease in securities loaned or sold under agreements to repurchase	(291)	(646)
Repayment of debt	(1,583)	(826)
Proceeds from the issuance of debt	1,376	490
Net issuance (return) of shares under incentive and stock compensation plans	(18)	10
Treasury stock acquired	(90)	—
Dividends paid on preferred stock	(16)	—
Dividends paid on common stock	(327)	(270)
Net cash used for financing activities	(943)	(1,691)
Foreign exchange rate effect on cash	(14)	(4)
Net increase (decrease) in cash, including cash classified as assets held for sale	169	(615)
Less: Net increase (decrease) in cash classified as assets held for sale	—	(537)
Net increase (decrease) in cash and restricted cash	169	(78)
Cash and restricted cash – beginning of period	121	180
Cash and restricted cash– end of period	$290	$102
Supplemental Disclosure of Cash Flow Information
Income tax received (paid)	$420	$(1)
Interest paid	$210	$197
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
On May 23, 2019, the Company completed the previously announced acquisition of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.137 billion in cash, including transaction expenses. For further discussion of this transaction, see Note 2 - Business Acquisition of Notes to Condensed Consolidated Financial Statements.
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
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In particular, restricted cash has been reclassified out of cash to a separate line on the Condensed Consolidated Balance Sheets. Restrictions on cash primarily relate to funds that are held to support regulatory and contractual obligations.
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
Future Adoption of New Accounting Standards
Financial Instruments - Credit Losses
The FASB issued updated guidance for recognition and measurement of credit losses on financial instruments. See Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2018 Form 10-K Annual Report for more information on the future adoption of the new financial instruments credit losses accounting standard. The Company will adopt the updated guidance January 1, 2020, as required, although earlier adoption is permitted.  While the ultimate impact of the adoption will depend on the size and composition of the financial instruments and market conditions at the adoption date, the adoption is not expected to have a material effect on the Company’s financial position, cash flows or net income.  The Company’s implementation activities are ongoing and include review and validation of methodologies, data and assumptions used to estimate expected credit losses on financial instruments carried at other than fair value as well as testing updates to our investment accounting system to establish and adjust valuation allowances for fixed maturities, available for sale (“AFS”), subject to a fair value floor.

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
Expected Pre-tax Amortization Expense [1] for Acquired Intangibles as of September 30, 2019

	Value of In-force Contracts	Other Intangible Assets
2019 (three months)	$38	$5
2020	$47	$22
2021	$21	$22
2022	$9	$22
2023	$—	$22
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
Debt assumed in the transaction was valued based on the principal and interest payments discounted at the current market yield. This debt was paid off in August 2019. For further discussion of this transaction, see Note 10 - Debt of Notes to Condensed Consolidated Financial Statements.
The $623 of goodwill recognized is largely attributable to the acquired employee workforce and underwriting talent, leverageable operating platform, improved investment yield and economies of scale. Goodwill is allocated to the Company's Commercial Lines reporting segment.
Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased an aggregate excess of loss reinsurance agreement covering adverse reserve development (“Navigators ADC”) from National Indemnity Company ("NICO") on behalf of Navigators Insurance Company and certain of its affiliates (collectively, the “Navigators Insurers”). Under the Navigators ADC, the Navigators Insurers paid NICO a

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

reinsurance premium of $91 in exchange for reinsurance coverage of $300 of adverse net loss reserve development that attaches $100 above the Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018 subject to the treaty of $1.816 billion for accidents and losses prior to December 31, 2018. In addition to recognizing a $91 before tax charge to earnings in the second quarter of 2019 for the Navigators ADC reinsurance premium, the Company recognized a charge against earnings of $97 before tax in the second quarter of 2019 as a result of a review of Navigators Insurers’ net acquired reserves upon acquisition of the business. Navigators Insurers had previously recognized $52 before tax of adverse reserve development in the first quarter of 2019, including $32 of adverse development subject to the Navigators ADC. As such, reserve development of $97 before tax in the second quarter of 2019 included $68 remaining of the $100 Navigators ADC retention for 2018 and prior accident years and $29 of adverse reserve development related to the 2019 accident year which is not covered by the ADC. The $68 of reserve development for the 2018 and prior accident years recorded in the second quarter of 2019 was net of a $91 reinsurance recoverable recognized under the Navigators ADC with the Company having ceded $91 of the $300 available limit, leaving $209 of remaining limit. There was no additional net adverse development subject to the Navigators ADC in the third quarter as reserve increases in commercial auto were offset by decreases in general liability, marine, commercial property and professional liability. The Navigators ADC will be accounted for as retroactive reinsurance and future adverse reserve development, if any, would result in recognizing a deferred gain.
Since the acquisition date of May 23, 2019, the revenues and net losses of the business acquired have been included in the Company's Consolidated Statements of Operations in the

Commercial Lines reporting segment and were $616 and $140, respectively, during the period from the acquisition date to September 30, 2019, including the $91 before tax ($72 net of tax) of premium paid for the Navigators ADC and the charge of $97 before tax ($77 net of tax) for the increase in acquired reserves following the acquisition.
The Company recognized $16 of acquisition related costs for the nine months ended September 30, 2019. These costs are included in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations.
The acquisition date fair values of assets and liabilities, including insurance reserves and intangible assets, as well as the related estimated useful lives of intangibles, are provisional and are subject to revision within one year of the acquisition date.
The following table presents supplemental unaudited pro forma amounts of revenue and net income for the nine months ended September 30, 2019 and 2018 for the Company as though the business was acquired on January 1, 2018. Pro forma adjustments include the revenue and earnings of Navigators Group for each period as well as amortization of identifiable intangible assets acquired.
Pro Forma Results for the Nine Months Ended September 30

	Revenue	Earnings
2019 Supplemental (unaudited) combined pro forma	$16,055	$1,532
2018 Supplemental (unaudited) combined pro forma	$15,404	$1,669

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2019	2018	2019	2018
Earnings
Income from continuing operations, net of tax	$535	$427	$1,537	$1,289
Less: Preferred stock dividends	11	—	16	—
Income from continuing operations, net of tax, available to common stockholders	524	427	$1,521	$1,289
Income from discontinued operations, net of tax, available to common stockholders	—	5	—	322
Net income available to common stockholders	$524	$432	$1,521	$1,611
Shares
Weighted average common shares outstanding, basic	361.4	358.6	361.0	358.1
Dilutive effect of stock-based awards under compensation plans	4.0	3.6	3.4	4.0
Dilutive effect of warrants [1]	—	1.9	0.7	2.0
Weighted average common shares outstanding and dilutive potential common shares	365.4	364.1	365.1	364.1
Earnings per common share
Basic
Income from continuing operations, net of tax, available to common stockholders	$1.45	$1.19	$4.21	$3.60
Income from discontinued operations, net of tax, available to common stockholders	—	0.01	—	0.90
Net income available to common stockholders	$1.45	$1.20	$4.21	$4.50
Diluted
Income from continuing operations, net of tax, available to common stockholders	$1.43	$1.17	$4.17	$3.54
Income from discontinued operations, net of tax, available to common stockholders	—	0.02	—	0.88
Net income available to common stockholders	$1.43	$1.19	$4.17	$4.42
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial Lines	$336	$289	$890	$959
Personal Lines	94	51	252	146
Property & Casualty Other Operations	18	9	52	31
Group Benefits	146	77	377	227
Hartford Funds	40	41	108	112
Corporate	(99)	(35)	(142)	136
Net income	535	432	1,537	1,611
Preferred stock dividends	11	—	16	—
Net income available to common stockholders	$524	$432	$1,521	$1,611

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$825	$845	$2,480	$2,495
Liability	330	170	731	480
Marine	59	—	86	—
Package business	376	343	1,092	1,013
Property	198	154	529	456
Professional liability	137	65	304	190
Bond	67	60	192	179
Assumed reinsurance	75	—	104	—
Automobile	191	157	522	454
Total Commercial Lines	2,258	1,794	6,040	5,267
Personal Lines
Automobile	564	598	1,690	1,809
Homeowners	248	261	741	785
Total Personal Lines [1]	812	859	2,431	2,594
Group Benefits
Group disability	697	684	2,124	2,051
Group life	621	652	1,902	1,968
Other	64	60	187	179
Total Group Benefits	1,382	1,396	4,213	4,198
Hartford Funds
Mutual fund and Exchange-Traded Products ("ETP")	231	242	674	710
Talcott Resolution life and annuity separate accounts [2]	23	25	69	76
Total Hartford Funds	254	267	743	786
Corporate	18	15	43	21
Total earned premiums and fee income	4,724	4,331	13,470	12,866
Net investment income	490	444	1,448	1,323
Net realized capital gains	89	38	332	60
Other revenues	44	29	129	73
Total revenues	$5,347	$4,842	$15,379	$14,322

[1]
For the three months ended September 30, 2019 and 2018, AARP members accounted for earned premiums of $729 and $758, respectively. For the nine months ended September 30, 2019 and 2018, AARP members accounted for earned premiums of $2.2 billion and $2.3 billion, respectively.

[2]	Represents revenues earned for investment advisory services on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue from Non-Insurance Contracts with Customers

		Three months ended September 30,		Nine months ended September 30,
	Revenue Line Item	2019	2018	2019	2018
Commercial Lines
Installment billing fees	Fee income	$8	$9	$26	$26
Personal Lines
Installment billing fees	Fee income	9	10	28	30
Insurance servicing revenues	Other revenues	23	24	65	66
Group Benefits
Administrative services	Fee income	45	43	135	131
Hartford Funds
Advisor, distribution and other management fees	Fee income	232	245	677	722
Other fees	Fee income	22	21	65	63
Corporate
Investment management and other fees	Fee income	14	15	38	21
Transition service revenues	Other revenues	6	6	18	8
Total non-insurance revenues with customers		$359	$373	$1,052	$1,067

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,337	$—	$1,337	$—
Collateralized loan obligations ("CLOs")	2,158	—	1,862	296
Commercial mortgage-backed securities ("CMBS")	4,254	—	4,234	20
Corporate	17,801	—	17,078	723
Foreign government/government agencies	1,117	—	1,114	3
Municipal	9,895	—	9,895	—
Residential mortgage-backed securities ("RMBS")	4,732	—	4,118	614
U.S. Treasuries	1,095	7	1,088	—
Total fixed maturities	42,389	7	40,726	1,656
Fixed maturities, FVO	39	—	39	—
Equity securities, at fair value	1,414	1,196	148	70
Derivative assets
Credit derivatives	9	—	9	—
Foreign exchange derivatives	4	—	4	—
Interest rate derivatives	(1)	—	(1)	—
Total derivative assets [1]	12	—	12	—
Short-term investments	2,927	1,211	1,716	—
Total assets accounted for at fair value on a recurring basis	$46,781	$2,414	$42,641	$1,726
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(1)	—	(1)	—
Equity derivatives	(5)	—	—	(5)
Foreign exchange derivatives	4	—	4	—
Interest rate derivatives	(69)	—	(69)	—
Total derivative liabilities [2]	(71)	—	(66)	(5)
Contingent consideration [3]	(21)	—	—	(21)
Total liabilities accounted for at fair value on a recurring basis	$(92)	$—	$(66)	$(26)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,276	$—	$1,266	$10
Collateralized loan obligations ("CLOs")	1,437	—	1,337	100
Commercial mortgage-backed securities ("CMBS")	3,552	—	3,540	12
Corporate	13,398	—	12,878	520
Foreign government/government agencies	847	—	844	3
Municipal	10,346	—	10,346	—
Residential mortgage-backed securities ("RMBS")	3,279	—	2,359	920
U.S. Treasuries	1,517	330	1,187	—
Total fixed maturities	35,652	330	33,757	1,565
Fixed maturities, FVO	22	—	22	—
Equity securities, at fair value	1,214	1,093	44	77
Derivative assets
Credit derivatives	5	—	5	—
Equity derivatives	3	—	—	3
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	7	—	4	3
Short-term investments	4,283	1,039	3,244	—
Total assets accounted for at fair value on a recurring basis	$41,178	$2,462	$37,071	$1,645
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	(2)	—	(2)	—
Equity derivatives	1	—	1	—
Foreign exchange derivatives	(5)	—	(5)	—
Interest rate derivatives	(62)	—	(63)	1
Total derivative liabilities [2]	(68)	—	(69)	1
Contingent consideration [3]	(35)	—	—	(35)
Total liabilities accounted for at fair value on a recurring basis	$(103)	$—	$(69)	$(34)

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
In connection with the acquisition of Navigators Group, the Company has overseas deposits in Other Invested Assets of $55 as of September 30, 2019, which are measured at fair value using the net asset value as a practical expedient. There were no overseas deposits held as of December 31, 2018.
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	Not applicable
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2019
CLOs [3]	$225	Discounted cash flows	Spread	235 bps	244 bps	240 bps	Decrease
CMBS [3]	$11	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,832 bps	197 bps	Decrease
Corporate [4]	$508	Discounted cash flows	Spread	126 bps	668 bps	223 bps	Decrease
RMBS [3]	$614	Discounted cash flows	Spread [6]	15 bps	231 bps	73 bps	Decrease
			Constant prepayment rate [6]	1%	11%	6%	Decrease [5]
			Constant default rate [6]	1%	5%	3%	Decrease
			Loss severity [6]	—%	100%	72%	Decrease
As of December 31, 2018
CMBS [3]	$2	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,040 bps	182 bps	Decrease
Corporate [4]	$274	Discounted cash flows	Spread	145 bps	1,175 bps	263 bps	Decrease
RMBS [3]	$815	Discounted cash flows	Spread [6]	12 bps	215 bps	86 bps	Decrease
			Constant prepayment rate [6]	1%	15%	6%	Decrease [5]
			Constant default rate [6]	1%	8%	3%	Decrease
			Loss severity [6]	—%	100%	61%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company bases fair value on broker quotations.

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

Significant Unobservable Inputs for Level 3 - Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2019
Equity options	$(5)	Option model	Equity volatility	11%	25%	15%	Increase
As of December 31, 2018
Interest rate swaptions [3]	$1	Option model	Interest rate volatility	3%	3%	3%	Increase
Equity options	$3	Option model	Equity volatility	19%	21%	20%	Increase

[1]	The weighted average is determined based on the fair value of the derivatives.

[2]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[3]	The swaptions presented are purchased options that have the right to enter into a pay-fixed swap.
The tables above exclude certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019, no significant adjustments were made by the Company to broker prices received.
Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") on July 29, 2016 requires the Company to make payments to former owners of Lattice of up to $60 contingent upon growth in exchange-traded products ("ETP") assets under management ("AUM") over a period of four years beginning on the date of acquisition. The contingent consideration is measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout is discounted back to the valuation date using a risk-adjusted discount rate of 11.4%. The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
The contingency period for ETP AUM growth ends July 29, 2020 and management adjusts the fair value of the contingent consideration when it revises its projection of ETP AUM for the acquired business. Before discounting to fair value, the Company estimates a total contingent consideration payout of $43, of which $20 was paid in the first nine months of 2019 with ETP AUM of $2.6 billion as of September 30, 2019. Accordingly, as of

September 30, 2019, the fair value of $21 reflects remaining consideration payable of $23, assuming ETP AUM for the acquired business grows to approximately $4.1 billion over the contingency period.
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

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2019
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2019	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2019
Assets
Fixed Maturities, AFS
ABS	$5	$—	$—	$—	$—	$—	$—	$(5)	$—
CLOs	286	—	—	92	(8)	—	—	(74)	296
CMBS	35	—	—	10	(1)	—	—	(24)	20
Corporate	568	(3)	—	166	(7)	(4)	15	(12)	723
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	758	—	(3)	—	(51)	—	—	(90)	614
Total Fixed Maturities, AFS	1,655	(3)	(3)	268	(67)	(4)	15	(205)	1,656
Equity Securities, at fair value	72	(2)	—	—	—	—	—	—	70
Total Assets	$1,727	$(5)	$(3)	$268	$(67)	$(4)	$15	$(205)	$1,726
Liabilities
Contingent Consideration	(21)	—	—	—	—	—	—	—	(21)
Derivatives, net [4]
Equity	(3)	(2)	—	—	—	—	—	—	(5)
Total Derivatives, net [4]	(3)	(2)	—	—	—	—	—	—	(5)
Total Liabilities	$(24)	$(2)	$—	$—	$—	$—	$—	$—	$(26)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2019
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2019	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2019
Assets
Fixed Maturities, AFS
ABS	$10	$—	$—	$5	$(1)	$—	$—	$(14)	$—
CLOs	100	—	—	329	(18)	(6)	—	(109)	296
CMBS	12	—	1	34	(3)	—	—	(24)	20
Corporate	520	(4)	9	261	(13)	(68)	61	(43)	723
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	920	1	(5)	134	(163)	(35)	—	(238)	614
Total Fixed Maturities, AFS	1,565	(3)	5	763	(198)	(109)	61	(428)	1,656
Equity Securities, at fair value	77	(3)	—	9	—	(13)	—	—	70
Derivatives, net [4]
Interest rate	1	(1)	—	—	—	—	—	—	—
Total Derivatives, net [4]	1	(1)	—	—	—	—	—	—	—
Total Assets	$1,643	$(7)	$5	$772	$(198)	$(122)	$61	$(428)	$1,726
Liabilities
Contingent Consideration	(35)	(6)	—	—	20	—	—	—	(21)
Derivatives, net [4]
Equity	3	(8)	—	—	—	—	—	—	(5)
Total Derivatives, net [4]	3	(8)	—	—	—	—	—	—	(5)
Total Liabilities	$(32)	$(14)	$—	$—	$20	$—	$—	$—	$(26)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2018
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2018	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2018
Assets
Fixed Maturities, AFS
ABS	$57	$—	$—	$39	$(2)	$—	$9	$(49)	$54
CLOs	159	—	—	211	—	—	—	(74)	296
CMBS	28	(1)	1	—	(1)	—	—	(5)	22
Corporate	559	—	(2)	12	(2)	(12)	—	(4)	551
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
Municipal	9	—	—	—	—	—	—	—	9
RMBS	1,137	—	(3)	—	(77)	(26)	—	(97)	934
Total Fixed Maturities, AFS	1,952	(1)	(4)	262	(82)	(38)	9	(229)	1,869
Equity Securities, at fair value	66	—	—	12	—	—	—	—	78
Derivatives, net [4]
Equity	1	—	—	—	—	—	—	—	1
Interest rate	2	—	—	—	—	—	—	—	2
Total Derivatives, net [4]	3	—	—	—	—	—	—	—	3
Total Assets	$2,021	$(1)	$(4)	$274	$(82)	$(38)	$9	$(229)	$1,950
Liabilities
Contingent Consideration	(31)	(1)	—	—	—	—	—	—	(32)
Total Liabilities	$(31)	$(1)	$—	$—	$—	$—	$—	$—	$(32)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2018
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2018	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2018
Assets
Fixed Maturities, AFS
ABS	$19	$—	$—	$89	$(5)	$—	$12	$(61)	$54
CLOs	95	—	—	309	—	(4)	—	(104)	296
CMBS	69	(1)	—	25	(4)	(8)	—	(59)	22
Corporate	520	1	(10)	143	(34)	(43)	15	(41)	551
Foreign Govt./Govt. Agencies	2	—	—	1	—	—	—	—	3
Municipal	17	—	(1)	—	—	—	—	(7)	9
RMBS	1,230	—	(10)	170	(251)	(27)	—	(178)	934
Total Fixed Maturities, AFS	1,952	—	(21)	737	(294)	(82)	27	(450)	1,869
Equity Securities, at fair value	76	28	1	13	—	(40)	—	—	78
Derivatives, net [4]
Equity	1	1	—	1	—	(2)	—	—	1
Interest rate	1	1	—	—	—	—	—	—	2
Total Derivatives, net [4]	2	2	—	1	—	(2)	—	—	3
Total Assets	$2,030	$30	$(20)	$751	$(294)	$(124)	$27	$(450)	$1,950
Liabilities
Contingent Consideration	(29)	(3)	—	—	—	—	—	—	(32)
Total Liabilities	$(29)	$(3)	$—	$—	$—	$—	$—	$—	$(32)

[1]	Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	All amounts are before income taxes.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three months ended September 30,				Nine months ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLOs	$—	$—	$—	$—	$—	$—	$1	$—
CMBS	—	—	—	1	—	—	—	1
Corporate	(2)	—	—	(2)	(3)	—	8	(11)
Foreign Govt./Govt. Agencies	—	—	—	—	—	—	1	—
RMBS	—	—	(3)	(3)	—	—	(4)	(10)
Total Fixed Maturities, AFS	(2)	—	(3)	(4)	(3)	—	6	(20)
Equity Securities, at fair value	(2)	—	—	—	(2)	—	—	—
Derivatives, net
Equity	—	(1)	—	—	—	(1)	—	—
Interest rate	—	—	—	—	(1)	—	—	—
Total Derivatives, net	—	(1)	—	—	(1)	(1)	—	—
Total Assets	$(4)	$(1)	$(3)	$(4)	$(6)	$(1)	$6	$(20)
Liabilities
Contingent Consideration	—	(1)	—	—	(6)	(3)	—	—
Derivatives, net
Equity	(2)	—	—	—	(8)	—	—	—
Total Derivatives, net	(2)	—	—	—	(8)	—	—	—
Total Liabilities	$(2)	$(1)	$—	$—	$(14)	$(3)	$—	$—

[1]	All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

[3]
Changes in unrealized gain (loss) on fixed maturities, AFS are reported in changes in net unrealized gain on securities in the Condensed Consolidated Statements of Comprehensive Income. Changes in interest rate derivatives are reported in changes in net gain on cash flow hedging instruments in the Condensed Consolidated Statements of Comprehensive Income.

Fair Value Option
The Company has elected the fair value option for certain RMBS that contain embedded credit derivatives with underlying credit risk. These securities are included within Fixed Maturities, FVO on the Condensed Consolidated Balance Sheets and changes in the fair value of these securities are reported in net realized capital gains and losses.

As of September 30, 2019 and December 31, 2018, the fair value of assets and liabilities using the fair value option was $39 and $22, respectively, within the residential real estate sector.
For the three and nine months ended September 30, 2019 and 2018 there were no realized capital gains (losses) related to the fair value of assets using the fair value option.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	September 30, 2019			December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Fair Value Hierarchy Level	Carrying Amount	Fair Value
Assets
Mortgage loans	Level 3	$3,736	$3,900	Level 3	$3,704	$3,746
Liabilities
Other policyholder funds and benefits payable	Level 3	$772	$774	Level 3	$774	$775
Senior notes [1]	Level 2	$3,757	$4,416	Level 2	$3,589	$3,887
Junior subordinated debentures [1]	Level 2	$1,089	$1,122	Level 2	$1,089	$1,052

[1]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.
6. INVESTMENTS

Net Realized Capital Gains
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2019	2018	2019	2018
Gross gains on sales	$77	$26	$190	$91
Gross losses on sales	(4)	(41)	(44)	(129)
Equity securities [1]	19	46	181	88
Net OTTI losses recognized in earnings	(1)	(1)	(3)	(1)
Valuation allowances on mortgage loans	—	—	1	—
Transactional foreign currency revaluation	—	—	—	1
Non-qualifying foreign currency derivatives	2	1	2	2
Other, net [2]	(4)	7	5	8
Net realized capital gains	$89	$38	$332	$60

[1]
Includes all changes in fair value and trading gains and losses for equity securities. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of September 30, 2019, were $17 and $100 for the three and nine months ended September 30, 2019, respectively. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of September 30, 2018, were $41 and $50 for the three and nine months ended September 30, 2018, respectively.

[2]
Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $(7) and $8, respectively, for the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, the non-qualifying derivatives, excluding foreign currency derivatives, were $1 and $6 respectively.

Net realized capital gains (losses) from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (losses) on sales and impairments previously reported as unrealized gains (losses) in AOCI were $72 and $143 for the three and nine months ended

September 30, 2019, respectively, and $(15) and $(59) for the three and nine months ended September 30, 2018, respectively. Proceeds from the sales of AFS securities totaled $2.6 billion and $11.5 billion for the three and nine months ended September 30, 2019 , respectively, and $4.6 billion and $13.1 billion, for the three and nine months ended September 30, 2018, respectively.
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

Impairments in Earnings by Type
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Credit impairments	$1	$1	$3	$1
Total impairments	$1	$1	$3	$1

Cumulative Credit Impairments
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2019	2018	2019	2018
Balance as of beginning of period	$(18)	$(20)	$(19)	$(25)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(1)	—	(3)	—
Securities previously impaired	—	(1)	—	(1)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—	1	3	6
Balance as of end of period	$(19)	$(20)	$(19)	$(20)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities

AFS Securities by Type
	September 30, 2019					December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,315	$23	$(1)	$1,337	$—	$1,272	$5	$(1)	$1,276	$—
CLOs	2,162	4	(8)	2,158	—	1,455	2	(20)	1,437	—
CMBS	4,067	193	(6)	4,254	(4)	3,581	35	(64)	3,552	(5)
Corporate	16,867	970	(36)	17,801	—	13,696	148	(446)	13,398	—
Foreign govt./govt. agencies	1,053	65	(1)	1,117	—	866	7	(26)	847	—
Municipal	9,095	801	(1)	9,895	—	9,972	421	(47)	10,346	—
RMBS	4,626	107	(1)	4,732	—	3,270	44	(35)	3,279	—
U.S. Treasuries	989	106	—	1,095	—	1,491	41	(15)	1,517	—
Total fixed maturities, AFS	$40,174	$2,269	$(54)	$42,389	$(4)	$35,603	$703	$(654)	$35,652	$(5)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2019 and December 31, 2018.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fixed maturities, AFS, by Contractual Maturity Year
	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,226	$1,233	$999	$1,002
Over one year through five years	7,144	7,333	5,786	5,791
Over five years through ten years	7,405	7,812	6,611	6,495
Over ten years	12,229	13,530	12,629	12,820
Subtotal	28,004	29,908	26,025	26,108
Mortgage-backed and asset-backed securities	12,170	12,481	9,578	9,544
Total fixed maturities, AFS	$40,174	$42,389	$35,603	$35,652

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of September 30, 2019 or December 31, 2018 other than U.S. government securities and certain U.S. government agencies.
Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of September 30, 2019
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$144	$143	$(1)	$11	$11	$—	$155	$154	$(1)
CLOs	1,109	1,105	(4)	429	425	(4)	1,538	1,530	(8)
CMBS	88	87	(1)	31	26	(5)	119	113	(6)
Corporate	930	918	(12)	497	473	(24)	1,427	1,391	(36)
Foreign govt./govt. agencies	58	58	—	39	38	(1)	97	96	(1)
Municipal	128	127	(1)	—	—	—	128	127	(1)
RMBS	166	165	(1)	69	69	—	235	234	(1)
U.S. Treasuries	37	37	—	119	119	—	156	156	—
Total fixed maturities, AFS in an unrealized loss position	$2,660	$2,640	$(20)	$1,195	$1,161	$(34)	$3,855	$3,801	$(54)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2018
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$566	$566	$—	$113	$112	$(1)	$679	$678	$(1)
CLOs	1,358	1,338	(20)	7	7	—	1,365	1,345	(20)
CMBS	896	882	(14)	1,129	1,079	(50)	2,025	1,961	(64)
Corporate	7,174	6,903	(271)	2,541	2,366	(175)	9,715	9,269	(446)
Foreign govt./govt. agencies	407	391	(16)	203	193	(10)	610	584	(26)
Municipal	1,643	1,613	(30)	292	275	(17)	1,935	1,888	(47)
RMBS	1,344	1,329	(15)	648	628	(20)	1,992	1,957	(35)
U.S. Treasuries	497	492	(5)	339	329	(10)	836	821	(15)
Total fixed maturities, AFS in an unrealized loss position	$13,885	$13,514	$(371)	$5,272	$4,989	$(283)	$19,157	$18,503	$(654)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2019, AFS securities in an unrealized loss position consisted of 781 securities, primarily in the corporate sector, which were depressed primarily due to widening of credit spreads since the securities were purchased. As of September 30, 2019, 95% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the nine months ended September 30, 2019 was primarily attributable to lower interest rates and tighter credit spreads.
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
As of September 30, 2019, mortgage loans had an amortized cost of $3.7 billion and carrying value of $3.7 billion, with no valuation allowance. As of December 31, 2018, mortgage loans had an amortized cost of $3.7 billion and carrying value of $3.7 billion, with a valuation allowance of $1.
As of September 30, 2019, there were no mortgage loans that had a valuation allowance. As of December 31, 2018, the carrying value of mortgage loans that had a valuation allowance was $23. There were no mortgage loans held-for-sale as of September 30, 2019 or December 31, 2018. As of September 30, 2019, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

Valuation Allowance Activity
	2019	2018
Balance, as of January 1	$(1)	$(1)
Reversals	1	—
Deductions	—	—
Balance, as of September 30	$—	$(1)

The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of September 30, 2019, while the weighted-average LTV ratio at origination of these loans was 61%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of September 30, 2019 and December 31, 2018, the Company held no delinquent commercial mortgage loans past due by 90 days or more.

Mortgage Loans Credit Quality
	September 30, 2019		December 31, 2018
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
65% - 80%	481	1.53x	386	1.60x
Less than 65%	3,255	2.52x	3,318	2.59x
Total mortgage loans	$3,736	2.39x	$3,704	2.49x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans by Region
	September 30, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$274	7.3%	$250	6.8%
Middle Atlantic	306	8.2%	270	7.3%
Mountain	63	1.7%	30	0.8%
New England	345	9.2%	330	8.9%
Pacific	835	22.4%	917	24.8%
South Atlantic	743	19.9%	712	19.2%
West North Central	121	3.2%	148	4.0%
West South Central	406	10.9%	420	11.3%
Other [1]	643	17.2%	627	16.9%
Total mortgage loans	$3,736	100.0%	$3,704	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$1,156	30.9%	$1,108	29.9%
Multifamily	1,156	30.9%	1,138	30.7%
Office	719	19.3%	708	19.1%
Retail	430	11.5%	392	10.6%
Single Family	135	3.6%	82	2.2%
Other	140	3.8%	276	7.5%
Total mortgage loans	$3,736	100.0%	$3,704	100.0%

Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of September 30, 2019, under this program, the Company serviced mortgage loans with a total outstanding principal of $6.6 billion, of which $4.1 billion was serviced on behalf of third parties and $2.5 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets . As of December 31, 2018, the Company serviced mortgage loans with a total outstanding principal balance of $6.0 billion, of which $3.6 billion was serviced on behalf of third parties and $2.4 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were zero as of September 30, 2019 and December 31, 2018, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of September 30, 2019 and December 31, 2018, the Company did not hold any securities for which it is the primary beneficiary.
Non-consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2019 and December 31, 2018 was limited to the total carrying value of $1.1 billion and $1.0 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the Company has outstanding commitments totaling $808 and $718, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2018 Form 10-K Annual Report.
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

Payables for Collateral on Investments
	September 30, 2019	December 31, 2018
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$603	$820
Gross amount of associated liability for collateral received [1]	$618	$840

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$—	$72
Gross amount of collateral pledged related to repurchase agreements [2]	$—	$73
Gross amount of recognized receivables for reverse repurchase agreements	$52	$64

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short-term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $0 and $3 which are excluded from the Company's Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.

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
Other Collateral Transactions
As of September 30, 2019 and December 31, 2018, the Company pledged collateral of $37 and $47, respectively, of U.S. government securities and municipal securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Restricted Investments
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of September 30, 2019 and December 31, 2018, the fair value of securities on deposit was $2.4 billion and $2.2 billion, respectively.

In addition, as of September 30, 2019, the Company held fixed maturities and short-term investments of $548 and $0, respectively in trust for the benefit of syndicate policyholders and other investments of $55 primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries.

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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of September 30, 2019 and December 31, 2018, the notional amount of interest rate swaps in offsetting relationships was $7.6 billion and $7.1 billion, respectively.
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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep. 30, 2019	Dec. 31, 2018	Sep. 30, 2019	Dec. 31, 2018	Sep. 30, 2019	Dec. 31, 2018	Sep. 30, 2019	Dec. 31, 2018
Cash flow hedges
Interest rate swaps	$2,040	$2,040	$—	$1	$—	$2	$—	$(1)
Foreign currency swaps	242	153	7	(6)	9	2	(2)	(8)
Total cash flow hedges	2,282	2,193	7	(5)	9	4	(2)	(9)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,844	8,451	(70)	(62)	2	8	(72)	(70)
Foreign exchange contracts
Foreign currency swaps and forwards	454	287	1	(1)	1	—	—	(1)
Credit contracts
Credit derivatives that purchase credit protection	353	6	(2)	—	—	—	(2)	—
Credit derivatives that assume credit risk [1]	521	1,102	10	3	10	8	—	(5)
Credit derivatives in offsetting positions	32	41	—	—	5	6	(5)	(6)
Equity contracts
Equity index swaps and options	715	211	(5)	4	8	5	(13)	(1)
Total non-qualifying strategies	10,919	10,098	(66)	(56)	26	27	(92)	(83)
Total cash flow hedges and non-qualifying strategies	$13,201	$12,291	$(59)	$(61)	$35	$31	$(94)	$(92)
Balance Sheet Location
Fixed maturities, available-for-sale	$225	$153	$—	$—	$—	$—	$—	$—
Other investments	1,305	9,864	12	7	15	23	(3)	(16)
Other liabilities	11,671	2,274	(71)	(68)	20	8	(91)	(76)
Total derivatives	$13,201	$12,291	$(59)	$(61)	$35	$31	$(94)	$(92)

[1]	The derivative instruments related to this strategy are held for other investment purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of September 30, 2019
Other investments	$35	$32	$12	$(9)	$1	$2
Other liabilities	$(94)	$(12)	$(71)	$(11)	$(73)	$(9)
As of December 31, 2018
Other investments	$31	$26	$7	$(2)	$2	$3
Other liabilities	$(92)	$(20)	$(68)	$(4)	$(65)	$(7)

[1]	Included in other investments in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate swaps	$—	$—	$20	$(16)
Foreign currency swaps	10	—	14	1
Total	$10	$—	$34	$(15)

Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,						Nine Months Ended September 30,
	2019			2018			2019			2018
	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$—	$1	$—	$—	$7	$—	$2	$1	$1	$1	$24	$—
Foreign currency swaps	—	1	—	—	—	—	—	2	—	—	—	—
Total	$—	$2	$—	$—	$7	$—	$2	$3	$1	$1	$24	$—

Total amounts presented on the Condensed Consolidated Statement of Operations	$89	$490	$67	$38	$444	$69	$332	$1,448	$194	$60	$1,323	$228

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2019, the Company had $20 of before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and nine months ended September 30, 2019 and 2018, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign exchange contracts
Foreign currency swaps and forwards	$2	$1	$2	$2
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	(5)	1	(20)	7
Credit contracts
Credit derivatives that purchase credit protection	(1)	—	(1)	—
Credit derivatives that assume credit risk	—	8	27	—
Equity contracts
Equity index swaps and options	(1)	(1)	(5)	(1)
Total other non-qualifying derivatives	(7)	8	1	6
Total [1]	$(5)	$9	$3	$8

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of September 30, 2019
Single name credit default swaps
Investment grade risk exposure	$121	$2	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	400	8	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	1	—	Less than 1 year	CMBS Credit	A-	1	—
Below investment grade risk exposure	15	(5)	Less than 1 year	CMBS Credit	CCC-	15	5
Total [5]	$537	$5				$16	$5
As of December 31, 2018
Single name credit default swaps
Investment grade risk exposure	$169	$2	4 years	Corporate Credit/ Foreign Gov.	A	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	799	(1)	6 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	125	2	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	11	—	5 years	CMBS Credit	A-	2	—
Below investment grade risk exposure	19	(6)	Less than 1 year	CMBS Credit	CCC	19	6
Total [5]	$1,123	$(3)				$21	$6

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

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2019 and December 31, 2018, the Company pledged cash collateral with a fair value of less than $1 and $4, respectively, associated with derivative instruments. The collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of September 30, 2019 and December 31, 2018, the Company also pledged securities collateral associated with derivative instruments with a fair value of $81 and $67, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.

In addition, as of September 30, 2019 and December 31, 2018, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $83 and $89, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of September 30, 2019 and December 31, 2018, the Company accepted cash collateral associated with derivative instruments of $17 and $9, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of September 30, 2019 and December 31, 2018, with a fair value of $2 and $5, respectively, which the Company has the right to sell or repledge. As of September 30, 2019 and December 31, 2018, the Company had no repledged securities and no securities held as collateral have been sold. As of September 30, 2019 and December 31, 2018, non-cash collateral accepted was held in

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

8. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2019	2018
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$24,584	$23,775
Reinsurance and other recoverables	4,232	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,352	19,818
Navigators Group acquisition	2,001	—
Provision for unpaid losses and loss adjustment expenses
Current accident year	5,448	5,151
Prior accident year development	(23)	(139)
Total provision for unpaid losses and loss adjustment expenses	5,425	5,012
Payments
Current accident year	(1,549)	(1,647)
Prior accident years	(3,403)	(3,166)
Total payments	(4,952)	(4,813)
Foreign currency adjustment	(12)	—
Ending liabilities for unpaid losses and loss adjustment expenses, net	22,814	20,017
Reinsurance and other recoverables	5,083	3,780
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$27,897	$23,797

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unfavorable (Favorable) Prior Accident Year Development

	For the nine months ended September 30,
	2019	2018
Workers’ compensation	$(90)	$(97)
Workers’ compensation discount accretion	25	30
General liability	62	32
Marine	8	—
Package business	(32)	(16)
Commercial property	(16)	(10)
Professional liability	32	(12)
Bond	(2)	—
Assumed Reinsurance	3	—
Automobile liability - Commercial Lines	27	(15)
Automobile liability - Personal Lines	(28)	(10)
Homeowners	—	(20)
Net asbestos reserves	—	—
Net environmental reserves	—	—
Catastrophes	(27)	(47)
Uncollectible reinsurance	—	22
Other reserve re-estimates, net	15	4
Total prior accident year development [1]	$(23)	$(139)

[1] Included a prior accident year reserve increase of $68 related to the Navigators Group acquisition for the nine months ended September 30, 2019 consisting of $34 for general liability, $25 for professional liability, $10 for marine, $3 for assumed reinsurance and $2 for commercial auto liability, partially offset by a reserve decrease of $6 for commercial property.
Re-estimates of prior accident year reserves for the nine months ended September 30, 2019
Workers’ compensation reserves were reduced, principally in small commercial driven by lower than previously estimated claim severity for the 2014 through 2017 accident years and, to a lesser extent, in national accounts due to lower estimated claim severity, primarily for accident years 2013 and prior.
General liability reserves were increased, primarily due to reserve increases in small commercial for accident years 2017 and 2018 due to higher frequency of high-severity bodily injury claims, reserve increases in middle and large commercial for accident years 2015 to 2018 due to higher estimated severity, as well as increased estimated severity on the acquired Navigators book of business related to U.S. construction, premises liability, products liability and excess casualty, mostly related to accident years 2014 to 2018. In addition, an increase in reserves for mass torts was offset by a decrease in reserves for extra contractual liability claims.
Marine reserves were increased, principally related to pollution exposure from the 1980s and 1990s related to the Navigators Group book of business.

Package business reserves were decreased, primarily due to favorable emergence on property claims related to accident years 2016 through 2018 and due to favorable development of allocated loss adjustment expenses on general liability claims for 2017 and prior accident years.
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
Automobile liability reserves were decreased in Personal Lines due to the emergence of lower estimated severity in automobile liability for accident year 2017 and were increased in Commercial Lines due to higher estimated severity on national accounts, principally in accident years 2017 and 2018.
Catastrophe reserves were reduced, primarily as a result of lower estimated net losses from 2017 hurricanes Harvey and Irma.
In September, 2019, PG&E Corporation and Pacific Gas and Electric Company (together, “PG&E”) agreed in principle to an $11 billion settlement with insurers representing approximately 85 percent of insurance subrogation claims to resolve all such claims arising from the 2017 Northern California wildfires and 2018 Camp wildfire. The settlement is subject to approval of the bankruptcy court overseeing PG&E's Chapter 11 bankruptcy filing. The settlement is also subject to the confirmation by the bankruptcy court of a chapter 11 plan of reorganization (a "Plan") which implements the terms of the settlement. If a Plan is approved, certain of the Company’s insurance subsidiaries would be entitled to settlement payments. Based on reserve estimates submitted with the subrogation request, the amount our subsidiaries could collect from PG&E, if any, would be approximately $325 but could be more or less than that amount depending on how the Company’s ultimate paid claims subject to subrogation compare to other insurers’ ultimate paid claims subject to subrogation. Approval of the Plan and amount of the Company’s ultimate subrogation recoveries from PG&E are subject to uncertainty. This includes, among other things, uncertainty regarding liabilities for current or future wildfires caused or allegedly caused by PG&E, the value of recoveries by other creditors and PG&E’s ability to secure funds to pay its creditors.
Given the uncertainty, the Company has not recognized a benefit from potential subrogation from PG&E and will evaluate in future periods when more information becomes known. The first $116 of subrogation recoveries would be offset by a $116 reduction in reinsurance recoverables resulting in no net benefit to income. No changes have been made in 2019 to estimated incurred losses from the 2017 or 2018 wildfires.

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
Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2019	2018
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,445	$8,512
Reinsurance recoverables	239	209
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,206	8,303
Aetna U.S. group life and disability business acquisition	—	42
Provision for unpaid losses and loss adjustment expenses
Current incurral year	3,351	3,423
Prior year's discount accretion	169	175
Prior incurral year development [1]	(321)	(284)
Total provision for unpaid losses and loss adjustment expenses [2]	3,199	3,314
Payments
Current incurral year	(1,603)	(1,659)
Prior incurral years	(1,743)	(1,741)
Total payments	(3,346)	(3,400)
Ending liabilities for unpaid losses and loss adjustment expenses, net	8,059	8,259
Reinsurance recoverables	231	241
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,290	$8,500

[1]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[2]
Includes unallocated loss adjustment expenses of $130 and $131 for the nine months ended September 30, 2019 and 2018, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Re-estimates of prior incurral years reserves for the nine months ended September 30, 2019
Group disability- Prior period reserve estimates decreased by approximately $265 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions and claim incidence lower than prior assumptions.  Long-term disability ("LTD") reserve assumptions were also updated based partially on these more recent favorable trends.  New York Paid Family Leave also experienced favorable claim emergence and refund compared to year-end estimates.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $45 largely driven by lower-than-previously expected claim incidence in group life Premium Waiver.

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
9. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
Liability balance, as of January 1, 2019	$642
Incurred	63
Paid	(77)
Change in unrealized investment gains and losses	17
Liability balance, as of September 30, 2019	$645
Reinsurance recoverable asset, as of January 1, 2019	$27
Incurred	2
Paid	—
Reinsurance recoverable asset, as of September 30, 2019	$29

Liability balance, as of January 1, 2018	$713
Incurred	10
Paid	(25)
Change in unrealized investment gains and losses	(42)
Liability balance, as of September 30, 2018	$656
Reinsurance recoverable asset, as of January 1, 2018	$26
Incurred	10
Paid	(1)
Reinsurance recoverable asset, as of September 30, 2018	$35

[1]Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities which are in the Corporate category.

10. DEBT
Shelf Registrations
On May 17, 2019, the Company filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-231592) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, guarantees, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three -year life of the registration statement.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Senior Notes
On January 15, 2019, The Hartford repaid at maturity the $413 principal amount of its 6.0% senior notes.
In the Navigators Group acquisition, the Company assumed $265 par value 5.75% Senior notes due on October 15, 2023 with a fair value of $284 as of the acquisition date.
On August 19, 2019, The Hartford issued $600 of 2.8% senior notes (“2.8% Notes”) due August 19, 2029 and $800 of 3.6% senior notes (“3.6% Notes”) due August 19, 2049 for net proceeds of approximately $1.38 billion, after deducting underwriting discounts and expenses. Under both senior note issuances interest is payable semi-annually in arrears on August 19 and February 19, commencing February 19, 2020. The Hartford, at its option, can redeem the 2.8% Notes and the 3.6% Notes at any time, in whole or part, at a redemption price equal to the greater of 100% of the principal amount being redeemed or a make-whole amount based on a comparable maturity US Treasury plus a basis point spread, plus any accrued and unpaid interest, except the make-whole amount is not applicable within the final three months of maturity for the 2.8% Notes and the final six months of maturity for the 3.6% Notes. The spread over the comparable maturity US Treasury for determining the make-whole amount is 20 and 25 basis points for the 2.8% Notes and 3.6% Notes, respectively.
After receiving proceeds from the issuance of the 2.8% Notes and 3.6% Notes, in third quarter 2019, The Hartford repaid $265 of

5.75% senior notes due 2023 that had been assumed in the Navigators Group acquisition, and its $800 of 5.125% senior notes due 2022 of the Hartford Financial Services Group, Inc., and recognized a loss on extinguishment of debt of $90.
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford assumed three existing letter of credit facility agreements: the Club Facility, the Bilateral Facility, and the Australian Dollar Facility. Letters of credit under the Club and Bilateral Facilities are used to provide a portion of the capital requirements at Lloyd's. As of September 30, 2019, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility and $8 was outstanding under the Bilateral Facility. The Bilateral Facility has unused capacity of $17 for issuance of additional letters of credit. Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding tangible net worth and Funds at Lloyd's ("FAL"). As of September 30, 2019, Navigators Group was in compliance with all financial covenants.
As of September 30, 2019, letters of credit in the amount of 24 million Australian Dollars were outstanding with 26 million Australian Dollars of unused capacity.

11. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Tax provision at U.S. federal statutory rate	$138	$112	$396	$333
Tax-exempt interest	(14)	(16)	(43)	(50)
Dividends received deduction ("DRD")	(3)	—	(5)	—
Executive compensation	—	1	5	8
Stock-based compensation	(3)	(3)	(7)	(5)
Tax Reform	—	11	—	13
Other	—	(2)	1	(2)
Provision for income taxes	$118	$103	$347	$297

Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$14	$9	$14	$9
Gross increases - tax positions in prior period	—	5	—	5
Gross decreases - tax positions in prior period	—	—	—	—
Balance, end of period	$14	$14	$14	$14

The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
Other Tax Matters
In July 2019, the Company received a $421 refund of alternative minimum tax (AMT) credits. As of September 30, 2019 the Company had remaining AMT credit carryovers of $413 which are reflected as a current income tax receivable within other assets in the accompanying Condensed Consolidated Balance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sheets. AMT credits may be used to offset a regular tax liability for any taxable year beginning after December 31, 2017, and are refundable at an amount equal to 50 percent of the excess of the minimum tax credit for the taxable year over the amount of credit allowable for the year against regular tax liability. Any remaining credits not used against regular tax liability are refundable in the 2021 tax year to be realized in 2022. For the three and nine months ended September 30, 2019, the Company offset $2 and $8 of regular tax liability with AMT credits.
The Company had net operating loss (NOL) carryforwards in the United States and the United Kingdom for which future tax benefits of $225 and $1 have been recognized and are included in the Condensed Consolidated Balance Sheet as a component of the net deferred tax asset. The Company also has NOLs in other foreign jurisdictions for which a full valuation allowance has been established. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the NOL carryover for which benefits have been recognized, the Company's estimate of the likely realization may change over time. The U.S. NOL carryovers, if unused, would expire between 2026 and 2036. The foreign NOLs do not expire.

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
The Company classifies interest and penalties (if applicable) as income tax expense or benefit in the condensed consolidated financial statements. The Company recognized net interest income of $1 for the three and nine months ended September 30, 2019 related to the AMT refund and $0 for the three and nine months ended September 30, 2018. The Company had no interest payable as of September 30, 2019 and 2018. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

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
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it, including claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper claims practices. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties in the following discussion under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include lawsuits seeking certification of a state or national class alleging improper business practices, including, for example, underpayment of claims or improper underwriting practices, as well as individual lawsuits in which punitive damages may be sought. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.
Run-off Asbestos and Environmental Claims –The Company continues to receive asbestos and environmental ("A&E") claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.
The vast majority of the Company's exposure to A&E relates to policy coverages provided prior to 1986, reported within the P&C Other Operations segment (“Runoff A&E”). In addition, since 1986, the Company has written asbestos and environmental exposures under general liability policies and pollution liability under homeowners policies, which are reported in the Commercial Lines and Personal Lines segments.
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
For its Run-off A&E, as of September 30, 2019, the Company reported $910 of net asbestos reserves and $133 of net environmental reserves. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
Effective December 31, 2016, the Company entered into an A&E adverse development cover ("ADC") reinsurance agreement with NICO to reduce uncertainty about potential adverse development of A&E reserves. Under the ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. The $650 reinsurance premium was placed in a collateral trust account as security for NICO’s claim payment obligations to the Company. Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to gross losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, cumulative adverse development of A&E claims could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. As of September 30, 2019, the Company has incurred $523 in cumulative adverse development on A&E reserves that have been ceded under the ADC treaty with NICO, leaving approximately $977 of coverage available for future adverse net reserve development, if any.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2019 was $81. For this $81, the legal entities have posted collateral of $80 in the normal course of business. Based on derivative market values as of September 30, 2019, a downgrade of one level below the current financial strength

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ratings by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of September 30, 2019, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require an additional $8 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
13. EQUITY
Capital Purchase Program ("CPP") Warrants
CPP warrants were issued in 2009 as part of a program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008. The CPP warrants expired on June 26, 2019.
CPP warrant exercises were 0.1 million for the three months ended September 30, 2018. CPP warrant exercises were 1.9 million and 0.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of December 31, 2018, the Company had 1.9 million of CPP warrants outstanding and exercisable.

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
During the period October 1, 2019 to November 1, 2019, the Company repurchased approximately 0.6 million common shares for $36.

Equity Repurchase Activity and Remaining Repurchase Capacity
Three months ended	Common Shares Repurchased	Cost of Shares Repurchased	Average Price Paid per Share	Remaining Capacity Under Share Repurchase Authorization
(In millions, except for per share data)
June 30, 2019	0.5	$27	$53.84	$973
September 30, 2019	1.1	$63	$58.50	$910
Total	1.6	$90

14. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2019
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,367	$(3)	$11	$34	$(1,607)	$(198)
OCI before reclassifications	458	—	8	(4)	1	463
Amounts reclassified from AOCI	(57)	—	(2)	—	8	(51)
OCI, net of tax	401	—	6	(4)	9	412
Ending balance	$1,768	$(3)	$17	$30	$(1,598)	$214

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2019
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$24	$(4)	$(5)	$30	$(1,624)	$(1,579)
OCI before reclassifications	1,857	1	27	—	1	1,886
Amounts reclassified from AOCI	(113)	—	(5)	—	25	(93)
OCI, net of tax	1,744	1	22	—	26	1,793
Ending balance	$1,768	$(3)	$17	$30	$(1,598)	$214

Reclassifications from AOCI
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$72	$143	Net realized capital gains
	72	143	Total before tax
	15	30	Income tax expense
	$57	$113	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$2	Net realized capital gains
Interest rate swaps	1	1	Net investment income
Interest rate swaps	—	1	Interest expense
Foreign currency swaps	1	2	Net investment income
	2	6	Total before tax
	—	1	Income tax expense
	$2	$5	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(12)	(37)	Insurance operating costs and other expenses
	(10)	(32)	Total before tax
	(2)	(7)	Income tax expense
	$(8)	$(25)	Net income
Total amounts reclassified from AOCI	$51	$93	Net income

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications from AOCI
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Loss on Securities
Available-for-sale securities	$(15)	$(59)	Net realized capital gains
	(15)	(59)	Total before tax
	(3)	(12)	Income tax expense
	—	(2)	Income from discontinued operations, net of tax
	$(12)	$(49)	Net income
OTTI Losses in OCI
Other than temporary impairments	$—	$—	Net realized capital gains
	—	—	Income before taxes
	—	—	Income tax expense (benefit)
	$—	$1	Income from discontinued operations, net of tax
	$—	$1	Net Income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$1	Net realized capital gains
Interest rate swaps	7	24	Net investment income
	7	25	Total before tax
	1	5	Income tax expense (benefit)
	—	5	Income from discontinued operations, net of tax
	$6	$25	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(14)	(42)	Insurance operating costs and other expenses
	(12)	(37)	Total before tax
	(3)	(8)	Income tax expense
	$(9)	$(29)	Net income
Total amounts reclassified from AOCI	$(15)	$(52)	Net income

15. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2018 Annual Report on

Form 10-K. The Company, at its discretion, made a contribution of $70 in September 2019 to the U.S. qualified defined benefit pension plan.

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine months ended September 30,		Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$3	$3	$—	$—	$—	$—
Interest cost	40	36	119	107	2	1	6	4
Expected return on plan assets	(57)	(57)	(170)	(172)	(1)	(2)	(3)	(5)
Amortization of prior service credit	—	—	—	—	(2)	(2)	(5)	(5)
Amortization of actuarial loss	11	12	33	37	1	2	4	5
Net periodic cost (benefit)	$(5)	$(8)	$(15)	$(25)	$—	$(1)	$2	$(1)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. LEASES
The Hartford has operating leases for real estate and equipment. The right-of-use asset as of September 30, 2019 was $200 and is included in property and equipment, net, in the Condensed Consolidated Balance Sheet. The lease liability as of September 30, 2019 was $209 and is included in other liabilities in the Condensed Consolidated Balance Sheet. Variable lease costs include changes in interest rates on variable rate leases primarily for automobiles.
Components of Lease Expense

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$13	$36
Short-term lease cost	—	1
Variable lease cost	—	1
Sublease income	(1)	(4)
Total lease costs included in insurance operating costs and other expenses	$12	$34

Supplemental Operating Lease Information

September 30, 2019
Operating cash flows for operating leases (for the nine months ended)	$36
Weighted-average remaining lease term in years for operating leases	6 years
Weighted-average discount rate for operating leases	3.6%

Maturities of Operating Lease Liabilities

As of September 30, 2019
2019	$13
2020	51
2021	39
2022	33
2023	30
Thereafter	66
Total lease payments	232
Less: Discount on lease payments to present value	23
Total lease liability	$209

In July 2019, The Hartford entered into a 12 year operating lease for office space, which will result in an additional right-of-use asset and lease liability of approximately $34 upon lease commencement in July 2020.

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
The Hartford reported its 9.7% ownership interest in Hopmeadow Holdings LP, which is accounted for under the equity method, in other assets in the Condensed Consolidated Balance Sheet. The Hartford recognizes its share of income in other revenues in the Condensed Consolidated Statement of Operations on a three month delay, when financial information from the investee becomes available. The Company recognized $14 and $45, before tax, of income for the three and nine months ended September 30, 2019, respectively. Cash inflows for dividends received from Hopmeadow Holdings LP were $67 for the three and nine months ended September 30, 2019. Other cash inflows and outflows from and to the life and annuity business after closing were immaterial to the overall inflows and outflows of the Company.
For further information on the sale, including ongoing transactions with the life and annuity business sold, see Note 20 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements, included in The Hartford's 2018 Form 10-K Annual Report.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliation of the Major Line Items Constituting Pretax Profit (Loss) of Discontinued Operations

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Revenues
Earned premiums	$—	$39
Fee income and other	—	382
Net investment income	—	519
Net realized capital gains (losses)	4	(68)
Total revenues	4	872
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	—	535
Amortization of DAC	—	58
Insurance operating costs and other expenses [1]	(5)	157
Total benefits, losses and expenses	(5)	750
Income before income taxes	9	122
Income tax expense (benefit)	(7)	2
Income from operations of discontinued operations, net of tax	16	120
Net realized capital gain (loss) on disposal, net of tax	(11)	202
Income from discontinued operations, net of tax	$5	$322
[1]Corporate allocated overhead has been included in continuing operations.
Cash Flows from Discontinued Operations

Nine Months Ended September 30,
2018
Net cash provided by operating activities from discontinued operations	$603
Net cash provided by investing activities from discontinued operations	$463
Net cash used in financing activities from discontinued operations [1]	$(737)
Cash paid for interest	$—

[1]	Excludes return of capital to parent of $619 for the nine months ended September 30, 2018.
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
On May 23, 2019, the Company completed the previously announced acquisition of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.137 billion in cash, including transaction expenses. Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased an aggregate excess of loss reinsurance agreement covering adverse development (“Navigators ADC”) from National Indemnity Company ("NICO") on behalf of Navigators Insurance Company and certain of its affiliates (collectively, the “Navigators Insurers”). For further information regarding the Navigators ADC, refer to Insurance Risk in the Enterprise Risk Management section.
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
Core Earnings- a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the underlying performance of the Company’s businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, any deferred gain resulting from retroactive reinsurance and subsequent changes in the deferred gain, integration and transaction costs in connection with an acquired business, loss on extinguishment of debt, gains and losses on reinsurance transactions, change in loss reserves upon acquisition of a business, income tax benefit from a reduction in deferred income tax valuation allowance, and results of discontinued operations. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses that tend to be variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Deferred gain resulting from retroactive reinsurance and subsequent changes in the deferred gain are excluded from core earnings given that these reinsurance agreements economically transfer risk to the reinsurers and including the benefit from retroactive reinsurance in core earnings provides greater insight into the economics of the business. Core earnings are net of preferred stock dividends declared since they are a cost of financing more akin to interest expense on debt and are expected to be a recurring expense as long as the preferred stock is outstanding. Net income (loss), net income (loss) available to common stockholders and income (loss) from continuing operations, net of tax, available to common stockholders are the most directly comparable U.S. GAAP measures to core earnings. Core earnings should not be considered as a substitute for net income (loss), net income (loss) available to common stockholders or income (loss) from continuing operations, net of tax, available to common stockholders and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate net income (loss), net income (loss) available to common stockholders, income (loss) from continuing operations, net of tax, available to common stockholders and core earnings when reviewing the Company’s performance.
Reconciliation of Net Income to Core Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$535	$432	$1,537	$1,611
Preferred stock dividends	11	—	16	—
Net income available to common stockholders	524	432	1,521	1,611
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized capital gains excluded from core earnings, before tax	(88)	(37)	(327)	(57)
Loss on extinguishment of debt, before tax	90	—	90	6
Loss on reinsurance transaction, before tax	—	—	91	—
Integration and transaction costs associated with acquired business, before tax	29	12	70	35
Change in loss reserves upon acquisition of a business, before tax	—	—	97	—
Income tax expense (benefit)	(7)	16	(2)	18
Income from discontinued operations, net of tax	—	(5)	—	(322)
Core earnings	$548	$418	$1,540	$1,291

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
Net income available to common stockholders increased from third quarter 2018 primarily due to lower current accident year catastrophes, a lower group disability loss ratio, an increase in net realized capital gains, and higher net investment income, partially offset by a loss on extinguishment of debt in the 2019 period and higher integration costs.
Book value per diluted share increased from December 31, 2018, as a result of a 23% increase in common stockholders' equity resulting primarily from an increase in AOCI as well as net income in excess of dividends.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income	Annualized Investment Yield, Net of tax
Net investment income increased 10% compared with third quarter 2018 primarily due to higher asset levels, largely driven by the acquisition of Navigators Group, and higher returns on limited partnerships and other alternative investments, partially offset by the impact of lower reinvestment rates.
Net realized capital gains improved from the third quarter 2018, with gains in 2019 primarily driven by net gains on sales of fixed maturity securities driven by duration and credit management trades as well as appreciation in value of equity securities due to higher equity market levels.
Annualized investment yield, net of tax, was consistent with third quarter 2018 as a higher yield on limited partnerships and other alternative investments was offset by the impact of lower reinvestment rates.
Net unrealized gains, net of tax, for fixed maturities in the investment portfolio increased by $401 in third quarter 2019 primarily due to the effect of lower interest rates.

P&C Written Premiums	P&C Combined Ratio
Written premiums for Property & Casualty increased 17% compared with third quarter 2018 reflecting an increase in Commercial Lines, including the effect of the Navigators Group acquisition, partially offset by a decrease in Personal Lines.
Combined ratio for Property & Casualty decreased 1.8 points compared with third quarter 2018, largely due to lower current accident year catastrophes and lower non-catastrophe property losses, partially offset by less favorable prior year reserve development and a higher expense ratio.
Catastrophe losses of $106, before tax, were lower compared with catastrophe losses of $169, before tax, in third quarter 2018, driven by lower losses from hurricanes and tropical storms in the 2019 period and losses from wildfires in the 2018 period.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Prior accident year development was favorable $47, before tax, in the third quarter 2019, primarily due to a decrease in reserves for workers' compensation, personal auto liability and package business, partially offset by an increase in reserves for commercial auto and general liability. Reserve development was a net favorable $60, before tax, in third quarter 2018, primarily due to a decrease in reserves for workers' compensation, professional liability, auto liability and 2017 catastrophes.

Net Income Margin - Group Benefits
Net income margin for Group Benefits increased compared with third quarter 2018 primarily due to a lower group disability ratio, a change to net realized capital gains, and additional tax expense in the 2018 period that was primarily driven by the effect of the lower rate on deferred tax assets due to the filing of the Company's 2017 Federal income tax return and finalization of the opening balance sheet for the Aetna Group Benefits acquisition. This was partially offset by a higher group life loss ratio, higher commission rates on voluntary products and investments in technology and claims operations. Contributing to the net income margin in both the 2019 and 2018 periods was favorable prior incurral year development.
CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes beginning on page 7 as well as with the segment operating results sections of MD&A.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Earned premiums	$4,394	$3,987	10%	$12,500	$11,872	5%
Fee income	330	344	(4%)	970	994	(2%)
Net investment income	490	444	10%	1,448	1,323	9%
Net realized capital gains	89	38	134%	332	60	NM
Other revenues	44	29	52%	129	73	77%
Total revenues	5,347	4,842	10%	15,379	14,322	7%
Benefits, losses and loss adjustment expenses	2,914	2,786	5%	8,533	8,219	4%
Amortization of deferred policy acquisition costs	437	348	26%	1,184	1,034	15%
Insurance operating costs and other expenses	1,167	1,091	7%	3,356	3,195	5%
Loss on extinguishment of debt	90	—	NM	90	6	NM
Loss on reinsurance transaction	—	—	—%	91	—	NM
Interest expense	67	69	(3%)	194	228	(15%)
Amortization of other intangible assets	19	18	6%	47	54	(13%)
Total benefits, losses and expenses	4,694	4,312	9%	13,495	12,736	6%
Income from continuing operations, before tax	653	530	23%	1,884	1,586	19%
Income tax expense	118	103	15%	347	297	17%
Income from continuing operations, net of tax	535	427	25%	1,537	1,289	19%
Income from discontinued operations, net of tax	—	5	(100%)	—	322	(100%)
Net income	535	432	24%	1,537	1,611	(5%)
Preferred stock dividends	11	—	NM	16	—	NM
Net income available to common stockholders	$524	$432	21%	$1,521	$1,611	(6%)
Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Net income available to common stockholders increased by $92 from third quarter 2018 primarily due to lower current accident year catastrophes, a lower group disability loss ratio, an increase in net realized capital gains, and higher net investment income, partially offset by a loss on extinguishment of debt in the 2019 period and higher integration costs. In addition, lower non-catastrophe property losses and an increase in earnings from the Company's retained equity interest in the former life and annuity operations were largely offset by the effect of lower Personal Lines earned premium and less favorable P&C prior accident year development.
Earned premiums increased by $407 before tax, reflecting a 26% increase in Commercial Lines, including the effect of the Navigators Group acquisition, partially offset by a 5% decrease in Personal Lines and a 1% decrease in Group Benefits. For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income was down 4% reflecting reduced fee income in Hartford Funds resulting primarily from fee reductions and a shift to lower fee funds.
Net investment income increased by 10%, primarily due to higher asset levels, largely driven by the acquisition of

Navigators Group, and higher returns on limited partnerships and other alternative investments, partially offset by the impact of lower reinvestment rates. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.
Net realized capital gains of $89 in third quarter 2019 increased from third quarter 2018, with gains in 2019 primarily driven by net gains on sales of fixed maturity securities driven by duration and credit management trades and appreciation in value of equity securities due to higher equity market levels. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains.
Other revenues for the three month period in 2019 included $14 of before tax income recognized on the 9.7% ownership interest in the legal entity that acquired the life and annuity business sold in May 2018.
Benefits, losses and loss adjustment expenses increased primarily due to an increase in Commercial Lines, partially offset by a decrease in Personal Lines and Group Benefits. The increase in Commercial Lines was driven by the effect of losses on earned premium from the acquired Navigators Group business and less favorable prior accident reserve development, partially offset by lower current accident year catastrophes. The decrease in Personal Lines was primarily due to lower current accident year catastrophes and the effect of lower earned premium. Benefits, losses and loss adjustment expenses for Group Benefits decreased, primarily due to a lower group disability loss ratio from lower claim incidence and higher claim terminations.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty increased due to the effect of earned premium from the Navigators Group acquisition, partially offset by lower non-catastrophe property losses and the effect of lower earned premium in Personal Lines.
Current accident year catastrophe losses of $106, before tax, for the three months ended September 30, 2019, compared to $169, before tax, for the prior year period. Catastrophe losses in 2019 were primarily from tornado, wind and hail events in various areas of the Midwest and Mountain West as well as losses from hurricanes and tropical storms in the Southeast. Catastrophe losses in 2018 were primarily from hurricane Florence, wind and hail events in Colorado and wildfires in California and Colorado. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Net prior accident year reserve development in Property & Casualty was favorable by $47, before tax, for the three months ended September 30, 2019, compared to favorable net reserve development of $60, before tax, for the prior year period. Prior accident year development in 2019 primarily included a decrease of reserves for workers' compensation, personal auto liability and package business, partially offset by an increase in reserves for commercial auto and general liability. Prior accident year development in 2018 primarily included reserve decreases in reserves for workers’ compensation, professional liability, auto liability and catastrophe reserves. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Amortization of deferred policy acquisition costs was up from the prior year due to an increase in Commercial Lines, which was driven by the impact of the Navigators Group acquisition.
Insurance operating costs and other expenses increased due to operating costs incurred related to the Navigators Group acquisition, higher information technology costs across Commercial Lines, Personal Lines and Group Benefits, and higher commissions in Commercial Lines and Group Benefits. These increases were partially offset by lower incentive compensation and a decrease in Hartford Funds due to lower variable costs.
Loss on extinguishment of debt in the 2019 period arose from repayment before maturity of the Company’s $265 of 5.75% senior notes due 2023 that had been assumed in the Navigators Group acquisition, and its $800 of 5.125% senior notes due 2022 of the Hartford Financial Services Group, Inc.
Income tax expense increased due to an increase in income from continuing operations before tax. Differences between the Company's effective income tax rate and the U.S. statutory rate of 21% are due primarily to tax-exempt interest earned on invested assets, stock-based compensation and non-deductible executive compensation. For further discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Net income available to common stockholders decreased by $90 due to a reduction in income from discontinued operations due to the sale in May 2018 of the life and annuity business, partially offset by an increase in income from continuing operations. Income from continuing operations, net of tax, increased by $248 primarily due to an increase in net realized capital gains, higher net investment income, lower current accident year catastrophe losses in P&C, a lower disability loss ratio in Group Benefits, lower interest expense, a decrease in personal auto liability loss costs and higher earnings from the Company's retained equity interest in the former life and annuity operations. These increases were partially offset by the effect of a loss on reinsurance and reserve increases totaling $188 before tax upon the acquisition of Navigators Group, a higher loss on extinguishment of debt in the 2019 period, an increase in integration and transaction costs, higher non-catastrophe property losses, the effect of lower Personal Lines earned premium, less favorable P&C prior accident year development and higher underwriting expenses.
Earned premiums increased by $628 before tax, reflecting a 15% increase in Commercial Lines, including the effect of the Navigators Group acquisition, partially offset by a 6% decline in Personal Lines with earned premiums for Group Benefits relatively flat. For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income decreased by 2% reflecting lower fee income in Hartford Funds largely due to lower average daily assets under management and a shift to lower fee funds, partially offset by higher fee income in Corporate resulting from fees earned on the management of the investment portfolio of the life and annuity business sold in May 2018.
Net investment income increased by 9% primarily due to higher asset levels, largely driven by the acquisition of Navigators Group, higher income from limited partnerships and other alternative investments, higher average short-term interest rates, and higher returns on equity investments. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.
Net realized capital gains of $332 for the nine months ended September 30, 2019, improved from the nine months ended September 30, 2018, with gains in 2019 primarily driven by appreciation in value of equity securities due to higher equity market levels and net gains on sales in 2019 of fixed maturity securities driven by duration and credit management trades. For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains.
Other revenues for the nine months ended September 30, 2019 included $45 of before tax income recognized on the 9.7% ownership interest in the legal entity that acquired the life and annuity business sold in May 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Benefits, losses and loss adjustment expenses increased in Property & Casualty, partially offset by a decrease in Group Benefits. The increase for Property & Casualty was driven by an increase in Commercial Lines, partially offset by a decrease in Personal Lines. The increase in Commercial Lines was principally due to the effect of losses on earned premium from the acquired Navigators Group business, an increase in Navigators Group reserves upon acquisition of the business, a higher current accident year loss and loss adjustment expense ratio before catastrophes and less favorable prior accident year reserve development. The decrease in Personal Lines was primarily due to lower current accident year catastrophes, the effect of lower earned premium and, to a lesser extent, a lower current accident year loss and loss adjustment expense ratio before catastrophes. The decrease in Group Benefits was largely due to a lower group disability loss ratio, including favorable prior incurral year development.
Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty increased due to the effect of higher earned premium in Commercial Lines, including the impact of the Navigators Group acquisition, and higher non-catastrophe property losses, partially offset by a lower personal auto liability and homeowners loss ratio and the effect of lower earned premium in Personal Lines.
Current accident year catastrophe losses of $348, before tax, for the nine months ended September 30, 2019, compared to $460, before tax, for the prior year period. Catastrophe losses in 2019 were primarily from tornado, wind and hail events in the South, Midwest and Mountain West and winter storms across the country as well as from hurricanes and tropical storms in the Southeast. Catastrophe losses in 2018 were primarily from multiple wind and hail events in Colorado, the Midwest, South and Mid-Atlantic, winter storms on the East Coast, hurricane Florence, and wildfires in California and Colorado. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Net prior accident year reserve development in Property & Casualty was a net favorable $23, before tax, for the nine months ended September 30, 2019, compared to favorable net reserve development of $139, before tax, for the prior year period. Prior accident year development in 2019 primarily included reserve decreases for workers’ compensation, catastrophes, and package business, partially offset by increases in general liability and professional liability, including increases in Navigators Group reserves upon acquisition of the business. Prior accident year development in 2018 primarily included a decrease in reserves for workers’ compensation and a decrease in catastrophe reserves for the 2017 hurricanes. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Amortization of deferred policy acquisition costs was up from the prior year period primarily due to an increase in Commercial Lines, including the impact from the Navigators Group acquisition, and to a lesser extent an increase in Group Benefits, partially offset by a decrease in Personal Lines.
Insurance operating costs and other expenses increased due to higher information technology and operations costs across Commercial Lines, Personal Lines and Group Benefits, an increase in direct marketing expenses in Personal Lines to generate new business growth and higher commissions in Commercial Lines and Group Benefits as well as transaction costs and operating costs incurred related to the Navigators Group acquisition. The increase in Property & Casualty and Group Benefits was partially offset by lower incentive compensation and by a decrease in Hartford Funds due to lower variable costs.
Loss on extinguishment of debt in the 2019 period arose from repayment before maturity of the Company’s $265 of 5.75% senior notes due 2023 that had been assumed in the Navigators Group acquisition, and its $800 of 5.125% senior notes due 2022 of the Hartford Financial Services Group, Inc.
Interest expense decreased due to a reduction in outstanding debt.
Amortization of other intangible assets decreased due to lower amortization of intangible assets arising from the acquisition of Aetna's U.S. group life and disability business.
Income tax expense increased primarily due to an increase in income from continuing operations before tax. Differences between the Company's effective income tax rate and the U.S. statutory rate of 21% are due primarily to tax-exempt interest earned on invested assets, stock-based compensation and non-deductible executive compensation. For further discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT RESULTS

Composition of Invested Assets
	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$42,389	80.6%	$35,652	76.2%
Fixed maturities, at fair value using the fair value option ("FVO")	39	0.1%	22	—%
Equity securities, at fair value	1,414	2.7%	1,214	2.6%
Mortgage loans	3,736	7.1%	3,704	7.9%
Limited partnerships and other alternative investments	1,770	3.3%	1,723	3.7%
Other investments [1]	302	0.6%	192	0.4%
Short-term investments	2,927	5.6%	4,283	9.2%
Total investments	$52,577	100.0%	$46,790	100.0%

[1]	Primarily consists of investments of consolidated investment funds and derivative instruments which are carried at fair value.
September 30, 2019 compared to December 31, 2018
Fixed maturities, AFS increased primarily due to the fixed maturities, AFS acquired as part of the acquisition of Navigators Group as well as an increase in valuations due to lower interest rates and tighter credit spreads.

Short-term investments decreased due to the funding of Navigators Group acquisition slightly offset by tax receipts related to the refund of AMT tax credits.

Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$392	3.8%	$370	3.9%	$1,159	3.9%	$1,077	3.9%
Equity securities	12	3.4%	6	2.5%	31	3.0%	18	2.4%
Mortgage loans	37	4.2%	35	4.0%	118	4.3%	102	4.1%
Limited partnerships and other alternative investments	65	15.3%	45	10.6%	181	14.7%	157	13.3%
Other [3]	5		10		21		27
Investment expense	(21)		(22)		(62)		(58)
Total net investment income	$490	4.0%	$444	4.0%	$1,448	4.1%	$1,323	4.0%
Total net investment income excluding limited partnerships and other alternative investments	$425	3.6%	$399	3.7%	$1,267	3.7%	$1,166	3.7%

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
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Total net investment income for the three month period in 2019 compared to 2018 increased primarily due to higher asset levels, largely driven by the acquisition of Navigators Group, and higher returns on limited partnerships and other alternative investments, partially offset by lower reinvestment rates. Total net investment income for the nine month period in 2019 compared to 2018 increased primarily due to higher asset levels, largely driven by the acquisition of Navigators Group, higher returns on limited partnerships and other alternative investments, higher average short-term interest rates and higher returns on equity investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was 3.6% for the three month period in 2019, down from 3.7% for the same period in 2018 due to lower reinvestment rates. Annualized net investment income yield, excluding limited

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

partnerships and other alternative investments, was 3.7% for the nine month period in 2019, consistent with the same period in 2018.
Average reinvestment rates on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities and cash equivalent securities, for the 2019 three and nine month periods were 3.1% and 3.5%, respectively, which were below the average yield of sales and maturities of 4.1% and 4.0%, respectively, due to lower interest rates and maturities of higher yielding tax-exempt municipals. Average reinvestment rate for the 2018 three and nine month periods was 4.0% which was higher than the average yield of sales and maturities of 3.8% and 3.6%, respectively, due to higher interest rates.
Despite the decline in reinvestment rates in 2019, we expect the annualized net investment income yield for the 2019 calendar year, excluding limited partnerships and other alternative investments, to approximate the portfolio yield earned in 2018. The estimated impact on net investment income yield is subject to change as the composition of the portfolio changes through portfolio management and changes in market conditions.

Net Realized Capital Gains
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2019	2018	2019	2018
Gross gains on sales	$77	$26	$190	$91
Gross losses on sales	(4)	(41)	(44)	(129)
Equity securities [1]	19	46	181	88
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [2]	(1)	(1)	(3)	(1)
Valuation allowances on mortgage loans [2]	—	—	1	—
Transactional foreign currency revaluation	—	—	—	1
Non-qualifying foreign currency derivatives	2	1	2	2
Other, net [3]	(4)	7	5	8
Net realized capital gains	$89	$38	$332	$60

[1]
Includes all changes in fair value and trading gains and losses for equity securities. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of September 30, 2019, were $17 and $100 for the three and nine months ended September 30, 2019, respectively. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of September 30, 2018, were $41 and $50 for the three and nine months ended September 30, 2018, respectively.

[2]	See Other-Than-Temporary Impairments and Valuation Allowances on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.

[3]	Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives and interest rate derivatives used to manage duration.
Three and nine months ended September 30, 2019
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within U.S. treasury securities, corporate securities, and tax-exempt municipal bonds.
Equity securities net gains were primarily driven by appreciation of equity securities due to higher equity market levels.
Other, net losses for the three month period were primarily due to losses on interest rate derivatives of $5 due to a decline in interest rates. Gains for the nine month period were primarily due to gains on credit derivatives of $26 driven by credit spread tightening, partially offset by losses on interest rate derivatives of $20 due to a decline in interest rates.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2018 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2018 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2019.

Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense ("LAE") Reserves of $22,814, Net of Reinsurance, by Segment as of September 30, 2019
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are adjusted after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, adjustments are made more quickly to more mature accident years and less volatile lines of business. Such adjustments of reserves are referred to as “prior accident year development”. Increases in previous estimates of ultimate loss costs are referred to as either an increase in prior accident year reserves or as unfavorable reserve development. Decreases in previous estimates of ultimate loss costs are referred to as either a decrease in prior accident year reserves or as favorable reserve development. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Reinsurance and other recoverables	3,137	108	987	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Navigators Group acquisition	2,001			2,001
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,552	1,548	—	5,100
Current accident year ("CAY") catastrophes	234	114	—	348
Prior accident year development ("PYD")	(7)	(25)	9	(23)
Total provision for unpaid losses and loss adjustment expenses	3,779	1,637	9	5,425
Payments	(2,981)	(1,841)	(130)	(4,952)
Foreign currency adjustment	(12)	—	—	(12)
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,105	2,144	1,565	22,814
Reinsurance and other recoverables	4,006	109	968	5,083
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$23,111	$2,253	$2,533	$27,897
Earned premiums and fee income	$6,040	$2,431
Loss and loss expense paid ratio [1]	49.4	75.7
Loss and loss expense incurred ratio	62.8	68.1
Prior accident year development (pts) [2]	(0.1)	(1.0)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Nine Months Ended September 30, 2019, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$140	$87	$227
Winter storms	57	19	76
Tropical storms	6	4	10
Hurricanes	23	4	27
Earthquake	1	—	1
Typhoon	6	—	6
Other	1	—	1
Total catastrophe losses	$234	$114	$348
In September, 2019, PG&E Corporation and Pacific Gas and Electric Company (together, “PG&E”) agreed in principle to an $11 billion settlement with insurers representing approximately 85 percent of insurance subrogation claims to resolve all such claims arising from the 2017 Northern California wildfires and 2018 Camp wildfire. The settlement is subject to approval of the bankruptcy court overseeing PG&E's Chapter 11 bankruptcy filing. The settlement is also subject to the confirmation by the bankruptcy court of a chapter 11 plan of reorganization (a "Plan") which implements the terms of the settlement. If a Plan is approved, certain of the Company’s insurance subsidiaries would be entitled to settlement payments. Based on reserve estimates submitted with the subrogation request, the amount our subsidiaries could collect from PG&E, if any, would be approximately $325 but could be more or less than that amount depending on how the Company’s ultimate paid claims subject to subrogation compare to other insurers’ ultimate paid claims subject to subrogation. Approval of the Plan and amount of the Company’s ultimate subrogation recoveries from PG&E are subject to uncertainty. This includes, among other things, uncertainty regarding liabilities for current or future wildfires caused or allegedly caused by PG&E, the value of recoveries by

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

other creditors and PG&E’s ability to secure funds to pay its creditors.
Given the uncertainty, the Company has not recognized a benefit from potential subrogation from PG&E and will evaluate in future periods when more information becomes known. In connection with the 2018 Camp wildfire, the Company has recognized a $32 reinsurance recoverable for losses incurred in excess of a $350 per occurrence retention. Under its 2018 property aggregate catastrophe treaty, the Company has recognized a reinsurance recoverable for aggregate catastrophe losses in excess of an $825 retention, with the recoverable currently estimated at $84. As such, the first $116 of subrogation recoveries would be offset by a $116 reduction in these reinsurance recoverables resulting in no net benefit to income. No changes have been made in 2019 to estimated incurred losses from the 2017 or 2018 wildfires.

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(40)	$—	$—	$(40)
Workers’ compensation discount accretion	8	—	—	8
General liability	19	—	—	19
Marine	(2)	—	—	(2)
Package business	(23)	—	—	(23)
Commercial property	(1)	—	—	(1)
Professional liability	(1)	—	—	(1)
Bond	(2)	—	—	(2)
Assumed Reinsurance	—	—	—	—
Automobile liability	25	(23)	—	2
Homeowners	—	(1)	—	(1)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(5)	—	—	(5)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	3	(4)	—	(1)
Total prior accident year development	$(19)	$(28)	$—	$(47)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(90)	$—	$—	$(90)
Workers’ compensation discount accretion	25	—	—	25
General liability	62	—	—	62
Marine	8	—	—	8
Package business	(32)	—	—	(32)
Commercial property	(16)	—	—	(16)
Professional liability	32	—	—	32
Bond	(2)	—	—	(2)
Assumed Reinsurance	3	—	—	3
Automobile liability	27	(28)	—	(1)
Homeowners	—	—	—	—
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(33)	6	—	(27)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	9	(3)	9	15
Total prior accident year development	$(7)	$(25)	$9	$(23)
Workers’ compensation reserves were reduced, principally in small commercial driven by lower than previously estimated claim severity for the 2014 through 2017 accident years and, to a lesser extent, in national accounts due to lower estimated claim severity, primarily for accident years 2013 and prior.
General liability reserves were increased, primarily due to reserve increases in small commercial for accident years 2017 and 2018 due to higher frequency of high-severity bodily injury claims, reserve increases in middle and large commercial for accident years 2015 to 2018 due to higher estimated severity, as well as increased estimated severity on the acquired Navigators book of business related to U.S. construction, premises liability, products liability and excess casualty, mostly related to accident years 2014 to 2018. In addition, an increase in reserves for mass torts was offset by a decrease in reserves for extra contractual liability claims.
Marine reserves were increased, principally related to pollution exposure from the 1980s and 1990s related to the Navigators Group book of business.
Package business reserves were decreased, primarily due to favorable emergence on property claims related to accident years 2016 through 2018 and due to favorable development of allocated loss adjustment expenses on general liability claims for 2017 and prior accident years.
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
Automobile liability reserves were decreased in Personal Lines due to the emergence of lower estimated severity in automobile liability for accident year 2017 and were increased in Commercial Lines due to higher estimated severity on national accounts, principally in accident years 2017 and 2018
Catastrophes reserves were reduced, primarily as a result of lower estimated net losses from 2017 hurricanes Harvey and Irma.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$18,893	$2,294	$2,588	$23,775
Reinsurance and other recoverables	3,147	71	739	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,003	1,688	—	4,691
Current accident year catastrophes	238	222	—	460
Prior accident year development	(145)	(21)	27	(139)
Total provision for unpaid losses and loss adjustment expenses	3,096	1,889	27	5,012
Payments	(2,676)	(1,967)	(170)	(4,813)
Ending liabilities for unpaid losses and loss adjustment expenses, net	16,166	2,145	1,706	20,017
Reinsurance and other recoverables	3,089	21	670	3,780
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$19,255	$2,166	$2,376	$23,797
Earned premiums and fee income	$5,267	$2,594
Loss and loss expense paid ratio [1]	50.8	75.8
Loss and loss expense incurred ratio	59.1	73.7
Prior accident year development (pts) [2]	(2.8)	(0.8)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophe Losses for the Nine Months Ended September 30, 2018, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$118	$158	$276
Winter storms	57	22	79
Flooding	1	1	2
Volcanic eruption	—	2	2
Wildfire	2	32	34
Hurricane	59	6	65
Massachusetts gas explosion	1	1	2
Total catastrophe losses	$238	$222	$460

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(24)	$—	$—	$(24)
Workers’ compensation discount accretion	10	—	—	10
General liability	4	—	—	4
Package business	(9)	—	—	(9)
Commercial property	2	—	—	2
Professional liability	(20)	—	—	(20)
Bond	—	—	—	—
Automobile liability	(5)	(10)	—	(15)
Homeowners	—	(7)	—	(7)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(11)	(2)	—	(13)
Uncollectible reinsurance	—	—	11	11
Other reserve re-estimates, net	—	1	—	1
Total prior accident year development	$(53)	$(18)	$11	$(60)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(97)	$—	$—	$(97)
Workers’ compensation discount accretion	30	—	—	30
General liability	32	—	—	32
Package business	(16)	—	—	(16)
Commercial property	(10)	—	—	(10)
Professional liability	(12)	—	—	(12)
Bond	—	—	—	—
Automobile liability	(15)	(10)	—	(25)
Homeowners	—	(20)	—	(20)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(63)	16	—	(47)
Uncollectible reinsurance	—	—	22	22
Other reserve re-estimates, net	6	(7)	5	4
Total prior accident year development	$(145)	$(21)	$27	$(139)
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Written premiums	$2,235	$1,751	28%	$6,262	$5,336	17%
Change in unearned premium reserve	(15)	(34)	56%	248	95	161%
Earned premiums	2,250	1,785	26%	6,014	5,241	15%
Fee income	8	9	(11%)	26	26	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,336	1,055	27%	3,552	3,003	18%
Current accident year catastrophes [1]	74	95	(22%)	234	238	(2%)
Prior accident year development [1]	(19)	(53)	64%	(7)	(145)	95%
Total losses and loss adjustment expenses	1,391	1,097	27%	3,779	3,096	22%
Amortization of deferred policy acquisition costs	356	264	35%	940	780	21%
Underwriting expenses	410	353	16%	1,139	1,013	12%
Amortization of other intangible assets	7	2	NM	11	3	NM
Dividends to policyholders	12	8	50%	24	18	33%
Underwriting gain	82	70	17%	147	357	(59%)
Net servicing income	2	(1)	NM	3	—	NM
Net investment income [2]	291	250	16%	831	750	11%
Net realized capital gains [2]	60	29	107%	229	63	NM
Loss on reinsurance transaction	—	—	—%	(91)	—	NM
Other income (expenses)	(20)	2	NM	(27)	1	NM
Income before income taxes	415	350	19%	1,092	1,171	(7%)
Income tax expense [3]	79	61	30%	202	212	(5%)
Net income	$336	$289	16%	$890	$959	(7%)

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Small commercial new business premium	$150	$145	$508	$443
Middle market new business premium	146	131	463	404
Small commercial policy count retention	83%	83%	83%	82%
Middle market policy count retention [1]	83%	78%	82%	78%
Standard commercial lines renewal written price increases [1] [2]	2.8%	1.9%	2.3%	2.6%
Standard commercial lines renewal earned price increases [1] [2]	2.2%	3.0%	2.2%	3.2%
Small commercial policies in-force as of end of period (in thousands)	1,294	1,264
Middle market policies in-force as of end of period (in thousands) [1]	64	64

[1]	Excludes certain risk classes of higher hazard general liability in middle market.

[2]	Small commercial and middle market lines within middle & large commercial are generally referred to as standard commercial lines.
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	59.4	59.1	0.3	59.1	57.3	1.8
Current accident year catastrophes	3.3	5.3	(2.0)	3.9	4.5	(0.6)
Prior accident year development	(0.8)	(3.0)	2.2	(0.1)	(2.8)	2.7
Total loss and loss adjustment expense ratio	61.8	61.5	0.3	62.8	59.1	3.7
Expense ratio	34.0	34.2	(0.2)	34.3	33.8	0.5
Policyholder dividend ratio	0.5	0.4	0.1	0.4	0.3	0.1
Combined ratio	96.4	96.1	0.3	97.6	93.2	4.4
Current accident year catastrophes and prior year development	2.5	2.3	0.2	3.8	1.7	2.1
Current accident year change in loss reserves upon acquisition of a business [1]	—	—	—	0.5	—	0.5
Underlying combined ratio	93.9	93.7	0.2	93.3	91.4	1.9

[1]
Upon acquisition of Navigators Group and a review of Navigators Insurers reserves, the nine months ended September 30, 2019 included $68 of prior accident year reserve increases and $29 of current accident year reserve increases which were excluded for the purposes of the underlying combined ratio calculation.

Net Income

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Net income increased for the three months ended September 30, 2019 due to higher net investment income, higher net realized capital gains and a higher underwriting gain.
Net income decreased for the nine months ended September 30, 2019 due to$91 before tax of ADC ceded premium and a lower underwriting gain, primarily due to $97 before tax of reserve increases upon the acquisition of Navigators Group and a decrease in net favorable prior accident year development for other reserves, partially offset by higher net investment income and higher net realized capital gains.
Contributing to the increase in net investment income for both the three and nine month periods was income on invested assets acquired from Navigators Group and higher income from limited

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

partnerships and alternative investments. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Underwriting gain increased in the three month period due to lower current accident year catastrophes, a lower current accident year loss and loss adjustment expense ratio before catastrophes, excluding Navigators Group, and the effect of higher earned premium, excluding Navigators Group, partially offset by less favorable prior accident year development.
Underwriting gain decreased in the nine month period, primarily due to $97 before tax of increases to Navigators reserves upon acquisition of the business, less favorable prior accident year reserve development unrelated to the Navigators Group acquisition, a higher current accident year loss and loss adjustment expense ratio before catastrophes, and higher expenses, partially offset by the effect of higher earned premium, excluding Navigators Group. Higher commissions contributed to the increase in amortization of DAC. Contributing to the increase in underwriting expenses was the effect of higher information technology and operations costs in middle market as well as higher operations and other costs in small commercial associated with the 2018 renewal rights agreement with Farmers Group to acquire its Foremost-branded small commercial business, partially offset by lower incentive compensation.
For both the three and nine month periods, the acquisition of Navigators Group contributed to the increase in earned premiums with a corresponding increase to losses and loss adjustment expenses, amortization of DAC and underwriting expenses. Apart from the effect of the Navigators Group acquisition, earned premiums increased in small commercial and in middle and large commercial.

Earned Premiums
[1]Other of $12 and $11 for the three months ended September 30, 2018, and 2019, respectively, and $35 and $33 for the nine months ended September 30, 2018 and 2019, respectively, is included in the total.
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Earned premiums increased for the three and nine months ended September 30, 2019 reflecting written premium growth over the preceding twelve months.
Written premiums increased for the three and nine months ended September 30, 2019 with growth in middle & large commercial, and global specialty, including growth from the acquisition of Navigators Group and, for the nine month period only, growth in small commercial. In standard commercial lines, renewal written price increases declined slightly for the nine month period in 2019, mostly attributable to larger rate decreases in small commercial workers' compensation, partially offset by higher written pricing in property and general liability, and improved for the three month period due to higher written pricing increases in property and general liability and lower written pricing decreases in workers' compensation. New business premium in small commercial and middle market

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

increased over the prior year in both the three and nine month periods, with increases in workers' comp and property.

•
Small commercial written premium was flat for the three month period and increased for the nine month period. The increase for the nine month period was primarily driven by the business acquired under a 2018 renewal rights agreement with Farmers Group to acquire its Foremost-branded small commercial business.

•
Middle & large commercial written premium growth for both the three and nine month periods was primarily due to new business growth and higher renewal premium in core middle market lines, as well as growth in certain industry verticals, including construction, energy, large property and specialty programs. The increase in renewal premium was due to renewal written price increases and higher audit premium.

•	Global specialty written premium increased for both the three and nine month periods driven by the acquisition of Navigators as well as growth in financial products and bond.
Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Loss and LAE ratio before catastrophes and prior accident year development increased for the three months ended September 30, 2019, primarily due to a higher loss and loss adjustment expense ratio on the acquired Navigators Group business, partially offset by lower non-catastrophe property losses.
Loss and LAE ratio before catastrophes and prior accident year development increased for the nine months ended September 30, 2019 primarily due to a higher loss and loss adjustment expense ratio on the acquired Navigators Group business and higher non-catastrophe property losses in middle market inland marine.
Included in current accident year loss and loss adjustment expenses before catastrophes for the nine month period was a $29 increase in current accident year Navigators reserves upon acquisition of the business in May 2019, which was driven primarily by increased loss estimates for general liability, international professional liability and assumed reinsurance accident and health business.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Current accident year catastrophe losses totaled $74, before tax, for the three months ended September 30, 2019 compared to $95, before tax, for the three months ended September 30, 2018. Current accident year catastrophe losses for the three months ended September 30, 2019 were primarily related to wind and hail events in various areas of the Midwest and Mountain West as well as from hurricane Dorian and tropical storm Imelda. Current accident year catastrophe losses for the three months ended September 30, 2018 were primarily due to wind and hail events in Colorado and hurricane Florence.
Current accident year catastrophe losses totaled $234, before tax, for the nine months ended September 30, 2019 compared to $238 before tax, for the nine months ended September 30, 2018. Current accident year catastrophe losses for the nine months ended September 30, 2019 were primarily from winter storms in the northern plains, Midwest and Northeast as well as tornado, wind and hail events in various areas of the Midwest, Mountain West and South. Current accident year catastrophe losses for the nine months ended September 30, 2018 were primarily due to multiple wind and hail events in Colorado, the Midwest, South and Mid-Atlantic and hurricane Florence as well as winter storms on the east coast.
Prior accident year development was a net favorable $19 for the three month period in 2019, compared with $53 of net favorable prior accident year development for the three month period in 2018 and was a net favorable $7 for the

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

nine months ended September 30, 2019 compared to favorable prior accident year development of $145, before tax, for the nine months ended September 30, 2018. Net reserve decreases for the three month period in 2019 were primarily related to lower loss reserve estimates for workers' compensation claims and package business reserves, partially offset by increases in reserves for auto liability and general liability. Net reserve decreases for the nine months ended September 30, 2019 were primarily related to lower loss reserve estimates for workers' compensation claims, catastrophes and package business reserves, largely offset by a $68 before tax increase to Navigators reserves upon acquisition of the business and increases in reserves for auto liability and general liability. The increase in Navigators reserves upon acquisition of the business principally related to higher reserve estimates for general liability, professional liability and marine.
Net reserve decreases for the three months ended September 30, 2018 were primarily related to decreases in reserves for workers' compensation, professional liability and the 2017 hurricanes. Net reserve decreases for the nine month 2018 period were primarily related to decreases for workers' compensation and catastrophe reserves. Estimated losses for 2017 catastrophe events in Commercial Lines decreased by $93 in the nine month 2018 period resulting in a decrease in reinsurance recoverables of $43 as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty.

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Written premiums	$822	$854	(4%)	$2,417	$2,518	(4%)
Change in unearned premium reserve	19	5	NM	14	(46)	130%
Earned premiums	803	849	(5%)	2,403	2,564	(6%)
Fee income	9	10	(10%)	28	30	(7%)
Losses and loss adjustment expenses
Current accident year before catastrophes	531	565	(6%)	1,548	1,688	(8%)
Current accident year catastrophes [1]	32	74	(57%)	114	222	(49%)
Prior accident year development [1]	(28)	(18)	(56%)	(25)	(21)	(19%)
Total losses and loss adjustment expenses	535	621	(14%)	1,637	1,889	(13%)
Amortization of DAC	64	68	(6%)	194	209	(7%)
Underwriting expenses	154	155	(1%)	464	454	2%
Amortization of other intangible assets	1	1	—%	4	3	33%
Underwriting gain	58	14	NM	132	39	NM
Net servicing income [2]	4	5	(20%)	11	13	(15%)
Net investment income [3]	46	39	18%	134	116	16%
Net realized capital gains [3]	9	5	80%	36	10	NM
Other income (expenses)	—	1	(100%)	(1)	1	NM
Income before income taxes	117	64	83%	312	179	74%
Income tax expense [4]	23	13	77%	60	33	82%
Net income	$94	$51	84%	$252	$146	73%

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

[2]
Includes servicing revenues of $23 and $24 for the three months ended September 30, 2019 and 2018 and $65 and $66 for the nine months ended September 30, 2019 and 2018. Includes servicing expenses of $19 for both the three months ended September 30, 2019 and 2018, and $54 and $53 for the nine months ended September 30, 2019 and 2018.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results.

[4]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Written and Earned Premiums

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2019	2018	Change	2019	2018	Change
Product Line
Automobile	$562	$583	(4%)	$1,681	$1,750	(4%)
Homeowners	260	271	(4%)	736	768	(4%)
Total	$822	$854	(4%)	$2,417	$2,518	(4%)
Earned Premiums
Product Line
Automobile	$558	$591	(6%)	$1,670	$1,787	(7%)
Homeowners	245	258	(5%)	733	777	(6%)
Total	$803	$849	(5%)	$2,403	$2,564	(6%)
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2019	2018	2019	2018
Policies in-force end of period (in thousands)
Automobile			1,445	1,547
Homeowners			893	948
New business written premium
Automobile	$58	$47	$173	$126
Homeowners	$21	$12	$57	$32
Policy count retention
Automobile	85%	83%	85%	82%
Homeowners	86%	83%	85%	83%
Renewal written price increase
Automobile	4.1%	6.0%	4.8%	7.9%
Homeowners	5.9%	9.9%	6.9%	9.9%
Renewal earned price increase
Automobile	5.1%	9.2%	5.8%	10.1%
Homeowners	8.0%	9.6%	8.8%	9.2%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2019	2018	Change	2019	2018	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.1	66.5	(0.4)	64.4	65.8	(1.4)
Current accident year catastrophes	4.0	8.7	(4.7)	4.7	8.7	(4.0)
Prior year development	(3.5)	(2.1)	(1.4)	(1.0)	(0.8)	(0.2)
Total loss and loss adjustment expense ratio	66.6	73.1	(6.5)	68.1	73.7	(5.6)
Expense ratio	26.2	25.2	1.0	26.4	24.8	1.6
Combined ratio	92.8	98.4	(5.6)	94.5	98.5	(4.0)
Current accident year catastrophes and prior year development	0.5	6.6	(6.1)	3.7	7.9	(4.2)
Underlying combined ratio	92.3	91.8	0.5	90.8	90.6	0.2
Product Combined Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Automobile
Combined ratio	95.7	98.9	(3.2)	95.3	97.2	(1.9)
Underlying combined ratio	98.8	98.5	0.3	96.4	96.4	—
Homeowners
Combined ratio	86.5	96.9	(10.4)	93.0	101.5	(8.5)
Underlying combined ratio	76.6	76.3	0.3	78.1	77.2	0.9
Net Income
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Net income increased for the three month period primarily due to a higher underwriting gain and higher net investment income. Net income for the nine month period increased, primarily due to a higher underwriting gain, an increase in net realized capital gains and higher net investment income.

Underwriting Gain
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Underwriting gain increased for the three month period in 2019 primarily due to lower current accident year catastrophes and more favorable prior accident year reserve development partially offset by the effect of lower earned premium. Underwriting gain increased for the nine month period

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

in 2019 primarily due to lower current accident year catastrophes and lower current accident year loss ratios before catastrophes in both auto and homeowners partially offset by the effect of lower earned premium and an increase in underwriting expenses. For the nine month period, the increase in underwriting expenses was largely driven by investments in information technology, and an increase in direct marketing spending, selling expenses, and operational costs to generate new business, partially offset by a reduction in state taxes and assessments and lower incentive compensation. The decrease in amortization of DAC for both the three and nine month periods was commensurate with the reduction in earned premium.
Earned Premiums
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Earned premiums decreased in 2019, reflecting a decline in written premium over the prior six to twelve months in both Agency channels and in AARP Direct.
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
Loss and LAE Ratio before Catastrophes and Prior Accident Year Development
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Loss and LAE ratio before catastrophes and prior accident year development decreased in both the three and nine month periods. For auto in the three month period, a modest increase in loss costs was offset by the effect of earned pricing increases. For auto in the nine month period, a decrease in the loss and loss adjustment expense ratio was due to the effect of earned pricing increases and a slight decrease in average claim frequency, partially offset by a modest increase in average claim severity. For home in both the three and nine month periods, the primary drivers were the effect of earned pricing increases as well as lower non-catastrophe loss costs.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Current accident year catastrophe losses for the three months ended September 30, 2019 were primarily from wind and hail events in the Midwest and Mountain West and losses from hurricane Dorian and tropical storm Imelda. Catastrophe losses for three months ended September 30, 2018 were from catastrophe events across the country, principally wildfires in California and Colorado, wind and hail storms in Colorado and wind storms in the Midwest, Mid-Atlantic and Northeast. Catastrophe losses for the nine months ended September 30, 2019 primarily included winter storms across the country and tornado, wind and hail events in the South, Midwest, and Mountain West. Catastrophe losses for the nine month 2018 period included multiple wind and hail events across the Mountain West, Midwest, South, and Northeast and wildfires in California and Colorado as well as from east coast winter storms.
Prior accident year development was favorable in both the three and nine months ended September 30, 2019 primarily due to a decrease in auto liability reserves for the 2017 accident year. Prior accident year development was favorable in the 2018 three month period primarily due to decreases in reserves for both auto liability and homeowners related to recent accident years. Prior accident year development for the 2018 nine month period included decreases in reserves for auto liability and for homeowners partially offset by increases in reserves for prior accident year catastrophes. Estimated losses for 2017 catastrophe events in Personal Lines decreased by $30 in the 2018 nine month period, resulting in a decrease in reinsurance recoverables of $47, as the Company no longer expects to recover under the 2017 Property Aggregate reinsurance treaty.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$—	$11	(100%)	$9	$27	(67%)
Total losses and loss adjustment expenses	—	11	(100%)	9	27	(67%)
Underwriting expenses	3	3	—%	9	9	—%
Underwriting loss	(3)	(14)	79%	(18)	(36)	50%
Net investment income [2]	21	22	(5%)	64	68	(6%)
Net realized capital gains [2]	4	3	33%	17	5	NM
Income before income taxes	22	11	100%	63	37	70%
Income tax expense [3]	4	2	100%	11	6	83%
Net income	$18	$9	100%	$52	$31	68%

[1]	For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Net Income increased for the three and nine months ended September 30, 2019 primarily due to a decrease in net unfavorable prior accident year development and, for the nine month period, an increase in net realized capital gains.
Underwriting loss decreased for the three and nine months ended September 30, 2019 primarily due to a decrease in unfavorable prior accident year development. Net unfavorable prior accident year reserve development in the 2019 nine month period included reserve increases for product liability and construction defects claims. Net unfavorable prior accident year reserve development in the 2018 nine month period included reserve increases for certain mass torts and the allowance for uncollectible reinsurance.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2019. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2018 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Premiums and other considerations	$1,382	$1,396	(1%)	$4,213	$4,198	—%
Net investment income [1]	121	117	3%	363	353	3%
Net realized capital gains (losses) [1]	14	(3)	NM	26	(26)	NM
Total revenues	1,517	1,510	—%	4,602	4,525	2%
Benefits, losses and loss adjustment expenses	983	1,054	(7%)	3,098	3,198	(3%)
Amortization of DAC	14	12	17%	41	33	24%
Insurance operating costs and other expenses	329	319	3%	968	957	1%
Amortization of other intangible assets	10	15	(33%)	31	48	(35%)
Total benefits, losses and expenses	1,336	1,400	(5%)	4,138	4,236	(2%)
Income before income taxes	181	110	65%	464	289	61%
Income tax expense [2]	35	33	6%	87	62	40%
Net income	$146	$77	90%	$377	$227	66%

[1]	For discussion of consolidated investment results, see MD&A - Investment Results.

[2]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Fully insured – ongoing premiums	$1,337	$1,353	(1%)	$4,072	$4,062	—%
Buyout premiums	—	—	—%	6	5	20%
Fee income	45	43	5%	135	131	3%
Total premiums and other considerations	$1,382	$1,396	(1%)	$4,213	$4,198	—%
Fully insured ongoing sales, excluding buyouts	$74	$104	(29%)	$580	$643	(10%)

Ratios, Excluding Buyouts
	Three Months Ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Group disability loss ratio	64.4%	75.9%	(11.5)	69.0%	75.0%	(6.0)
Group life loss ratio	80.8%	76.6%	4.2	80.0%	78.3%	1.7
Total loss ratio	71.1%	75.5%	(4.4)	73.5%	76.2%	(2.7)
Expense ratio [1]	24.9%	23.9%	1.0	24.1%	23.9%	0.2
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Margin
	Three Months Ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Net income margin	9.6%	5.1%	4.5	8.2%	5.0%	3.2
Adjustments to reconcile net income margin to core earnings margin:
Net realized capital losses (gains) excluded from core earnings, before tax	(0.9%)	0.2%	(1.1)	(0.5%)	0.6%	(1.1)
Integration and transaction costs associated with acquired business, before tax	0.6%	0.8%	(0.2)	0.6%	0.8%	(0.2)
Income tax benefit	0.1%	0.6%	(0.5)	—%	—%	—
Core earnings margin	9.4%	6.7%	2.7	8.3%	6.4%	1.9
Net Income
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Net income increased for the three and nine-month periods primarily due to a lower loss ratio, a change from net realized capital losses to net realized capital gains and $14 of additional tax expense in the 2018 period that was primarily driven by the effect of the lower rate on deferred tax assets due to the filing of the Company's 2017 Federal income tax return and finalization of the opening balance sheet for the Aetna Group Benefits acquisition. Also contributing to the increase for the nine month period was lower amortization of other intangible assets. Partially offsetting the increase in both the three and nine-month periods was higher insurance operating costs and expenses.
Insurance operating costs and other expenses for the three month and nine month period increased due to higher commissions on our voluntary product offerings and investments in technology and claims operations, partially offset by achievements of expense synergies, and, for the nine month period, lower state taxes and assessments.

Fully Insured Ongoing Premiums
[1] Other of $60 and $64 is included in the three months ended September 30, 2018, and 2019, respectively, and $179 and $187 for the nine months ended September 30, 2018, and 2019, respectively is included in the total.
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Fully insured ongoing premiums decreased slightly for the three month period reflecting a decrease in group life partially offset by an increase in group disability. For the nine month period, premium was relatively flat as the increase in group disability and the higher premium from Voluntary products was largely offset by a decrease in group life.
Fully insured ongoing sales, excluding buyouts for the three month period decreased 29% driven primarily by a decrease in both group disability and group life sales. For the nine month period, sales decreased 10% as the prior year included first year sales from the new New York Paid Family Leave product and group life sales decreased.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Total loss ratio decreased 4.4 points for the three month

period and 2.7 points for the nine month period reflecting a lower disability loss ratio partially offset by a higher group life loss ratio.
The group disability loss ratio decreased 11.5 points and 6.0 points for the three and nine month period, respectively, due to continued favorable incidence trends and strong claim recoveries on prior incurral year reserves. In addition, included in the disability loss ratio for the three and nine month periods were favorable changes in long term disability reserve assumptions of 2.7 points and 0.9 points, respectively, largely driven from updating our claim recovery probabilities due to more recent experience, and an experience refund from prior year related to the New York Paid Family Leave product of 1.1 points and 0.4 points, respectively.
The group life loss ratio increased 4.2 points and 1.7 points in the three and nine month periods, respectively, due to increased life losses largely due to higher severity.
Expense ratio increased 1.0 point for the three month period and 0.2 points in the nine month period due to higher commissions on our voluntary product offerings, and investments in technology and claims, and higher amortization of DAC in both periods, partially offset by achievements of expense synergies, lower variable incentive compensation, and in the nine month period, lower state taxes and assessments.

HARTFORD FUNDS
Results of Operations
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Fee income and other revenue	$254	$267	(5%)	$743	$786	(5%)
Net investment income	1	1	—%	5	3	67%
Net realized capital gains	1	—	NM	3	(1)	NM
Total revenues	256	268	(4%)	751	788	(5%)
Amortization of DAC	3	4	(25%)	9	12	(25%)
Operating costs and other expenses	202	212	(5%)	607	635	(4%)
Total benefits, losses and expenses	205	216	(5%)	616	647	(5%)
Income before income taxes	51	52	(2%)	135	141	(4%)
Income tax expense	11	11	—%	27	29	(7%)
Net income	$40	$41	(2%)	$108	$112	(4%)
Daily average Hartford Funds AUM	$119,738	$119,897	—%	$116,635	$118,098	(1%)
ROA [1]	13.3	13.6	(2%)	12.4	12.7	(2%)
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized capital losses (gains) excluded from core earnings, before tax	(0.4)	—	NM	(0.3)	0.1	NM
ROA, core earnings [1]	12.9	13.6	(5%)	12.1	12.8	(5%)
[1] Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Hartford Funds Segment AUM

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Mutual Fund and ETP AUM - beginning of period	$106,889	$101,665	5%	$91,557	$99,090	(8%)
Sales - mutual fund	5,199	5,176	—%	17,218	16,605	4%
Redemptions - mutual fund	(6,126)	(5,192)	(18%)	(18,123)	(15,892)	(14%)
Net flows - ETP	127	261	(51%)	874	683	28%
Net flows - mutual fund and ETP	(800)	245	NM	(31)	1,396	(102%)
Change in market value and other	(129)	3,623	(104%)	14,434	5,047	186%
Mutual fund and ETP AUM - end of period	105,960	105,533	—%	105,960	105,533	—%
Talcott Resolution life and annuity separate account AUM [1]	14,021	15,543	(10%)	14,021	15,543	(10%)
Hartford Funds AUM	$119,981	$121,076	(1%)	$119,981	$121,076	(1%)
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.
Mutual Fund and ETP AUM by Asset Class

	September 30,
	2019	2018	Change
Equity	$66,999	$69,463	(4%)
Fixed Income	15,685	14,831	6%
Multi-Strategy Investments [1]	20,429	20,062	2%
Exchange-traded Products	2,847	1,177	142%
Mutual Fund and ETP AUM	$105,960	$105,533	—%
[1]Includes balanced, allocation, and alternative investment products.
Net Income
Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Net income for the three month period decreased compared to the prior year period due to lower investment management fee revenue driven by fee reductions and a shift to lower fee funds. Net income for the nine month period decreased compared to the prior year period due to lower investment management fee revenue driven by lower average daily AUM and a shift to lower fee funds as well as due to an increase in contingent consideration payable associated with the acquisition of Lattice. See note 5 - Fair Value Measurements for additional information.
Hartford Funds AUM
September 30, 2019 compared to September 30, 2018
Hartford Funds AUM decreased compared to the prior year primarily due to the continued runoff of AUM related to the Talcott Resolution life and annuity separate account AUM. Net appreciation over the 12 month period ended September 30, 2019 was largely offset by net outflows from equity funds due to redemptions in excess of sales.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Fee income	$14	$15	(7%)	$38	$21	81%
Other revenue	24	6	NM	68	8	NM
Net investment income	10	15	(33%)	51	33	55%
Net realized capital gains	1	4	(75%)	21	9	133%
Total revenues	49	40	23%	178	71	151%
Benefits, losses and loss adjustment expenses [1]	5	3	67%	10	9	11%
Insurance operating costs and other expenses	20	25	(20%)	66	59	12%
Loss on extinguishment of debt [2]	90	—	NM	90	6	NM
Interest expense [2]	67	69	(3%)	194	228	(15%)
Total benefits, losses and expenses	182	97	88%	360	302	19%
Loss before income taxes	(133)	(57)	(133%)	(182)	(231)	21%
Income tax benefit [3]	(34)	(17)	(100%)	(40)	(45)	11%
Loss from continuing operations, net of tax	(99)	(40)	(148%)	(142)	(186)	24%
Income from discontinued operations, net of tax	—	5	(100%)	—	322	(100%)
Net income (loss)	(99)	(35)	(183%)	(142)	136	NM
Preferred stock dividends	11	—	NM	16	—	NM
Net income (loss) available to common stockholders	$(110)	$(35)	NM	$(158)	$136	NM

[1]	Represents benefits expense on life and annuity business previously underwritten by the Company.

[2]
For discussion of debt, see Note 10 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13- Debt of Notes to Consolidated Financial Statement in The Hartford's 2018 Form 10-K Annual Report.

[3]	For discussion of income taxes, see Note 11 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.
Net Income (Loss)

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Net Loss for the three month period increased primarily due to a $90 loss on extinguishment of debt related to the third quarter 2019 repayment of senior notes before their maturity date. Net loss for the nine months ended September 30, 2019 compared to net income for the nine months ended September 30, 2018 as the 2018 nine month period included income from discontinued operations related to the life and annuity business sold in May 2018 and the 2019 nine month period included the $90 loss on extinguishment of debt.
Excluding the loss on extinguishment of debt, the loss from continuing operations, net of tax, decreased for both the three month and nine month periods. The three month period improved largely due to other revenues of $14 from earnings on the Company's retained equity interest in the former life and annuity operations, partially offset by a decrease in net investment income driven by lower average invested assets due to the acquisition of the Navigators Group in May 2019. The nine month period improved due, in part, to other revenues of $45 from earnings on the Company's retained equity interest, lower interest expense and higher net realized capital gains, partially

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

offset by transaction costs related to the Navigators Group acquisition. Net investment income increased for the nine month period due to an increase in short term interest rates as well as the reinvestment of the proceeds from the sale of the life and annuity business sold in May 2018 until the acquisition of the Navigators Group in May 2019.
Interest Expense

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Interest expense for both the three and nine month periods decreased, primarily due to the maturity of senior notes payable in January 2019, partially offset by the issuance of senior notes in August in excess of the amount of proceeds used to redeem other outstanding senior notes. On January 15, 2019, the Company repaid at maturity the $413 principal amount of its 6.0% senior notes. After receiving net proceeds of $1.38 billion from the issuance of the 2.8% Notes and 3.6% Notes, in third quarter 2019, The Hartford repaid $265 of 5.75% senior notes due 2023 that had been assumed in the Navigators Group acquisition, and its $800 of 5.125% senior notes due 2022 of the Hartford Financial Services Group, Inc., and recognized a loss on extinguishment of debt of $90. On March 15, 2018, the Company issued $500 of 4.4% senior notes due March 15, 2048 for net proceeds of approximately $490. The Company used a portion of the net proceeds to repay the Company's $320 of 6.3% notes at maturity. On June 15, 2018, The Hartford redeemed $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068.

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Primary Catastrophe Treaty Reinsurance Coverages as of September 30, 2019 [1]

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty for all catastrophe events from 1/1/2019 to 12/31/2019 [2]
Losses of $0 to $350 from one event	None	100% retained
Losses of $350 to $500 from one event	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.1 billion from one event [3]	90% of $600 in excess of $500	10% co-participation
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

[2]
In addition to the Property Occurrence Treaty and Additional Property Occurrence Treaty for Florida events, The Hartford has purchased the mandatory FHCF reinsurance for the period from 6/1/2019 to 5/30/2020. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage for approximately $84 of per event losses in excess of a $29 retention.

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
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $180 billion in 2019, with the threshold increasing to $200 billion by 2020. Under the program, in any one calendar year, the federal government would pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 81% in 2019, decreasing to 80% in 2020. The Company's estimated deductible under the program is $1.3 billion for 2019. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2019, $523 of incurred A&E losses had been ceded to NICO, leaving approximately $977 of coverage available for future adverse net reserve development, if any. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. Furthermore, there is a risk that cumulative adverse development of A&E claims could ultimately exceed the $1.5 billion treaty limit in which case all adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity.
Reinsurance for Navigators Reserve Development- Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased an aggregate excess of loss reinsurance agreement covering adverse reserve development (“Navigators ADC”) from NICO on behalf of Navigators Insurance Company and certain of its affiliates (collectively, the “Navigators Insurers”). Under the Navigators ADC, the Navigators Insurers paid NICO a reinsurance premium of $91 in exchange for reinsurance coverage of $300 of adverse net loss reserve development that attaches $100 above the Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018 subject to the treaty of $1.816 billion for accidents and losses prior to December 31, 2018. In addition to recognizing a $91 before tax charge to earnings in the second quarter of 2019 for the Navigators ADC reinsurance premium, the Company recognized a charge against earnings of $97 before tax in the second quarter of 2019 as a result of a review of Navigators Insurers’ net acquired reserves upon acquisition of the business. Navigators Insurers had previously recognized $52 before tax of adverse reserve development in the first quarter of 2019, including $32 of adverse development subject to the Navigators ADC. As such, reserve development of $97 before tax in the second quarter of 2019 included $68 remaining of the $100 Navigators ADC retention for 2018 and prior accident years and $29 of adverse reserve development related to the 2019 accident year which is not covered by the ADC. The $68 of reserve development for the 2018 and prior accident years recorded in the second quarter of 2019 was net of a $91 reinsurance recoverable recognized under the Navigators ADC with the Company having ceded $91 of the $300 available limit, leaving $209 of remaining limit. There was no additional net adverse development subject to the Navigators ADC in the third quarter. The Navigators ADC will be accounted for as retroactive reinsurance and future adverse reserve development, if any, would result in recognizing a deferred gain.
Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.
Property & Casualty Reinsurance Recoverables

	As of September 30, 2019	As of December 31, 2018
Paid loss and loss adjustment expenses	$236	$127
Unpaid loss and loss adjustment expenses	4,678	3,773
Gross reinsurance recoverables	4,914	3,900
Allowance for uncollectible reinsurance	(148)	(126)
Net reinsurance recoverables	$4,766	$3,774
Group benefits reinsurance recoverables represent reserve for future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
Group Benefits Reinsurance Recoverables

	As of September 30, 2019	As of December 31, 2018
Paid loss and loss adjustment expenses	$13	$12
Unpaid loss and loss adjustment expenses	231	239
Gross reinsurance recoverables	244	251
Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$244	$251
[1]No allowance for uncollectible reinsurance is required as of September 30, 2019 and December 31, 2018.
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
Impact A decline in creditworthiness is typically reflected as an increase in an investment’s credit spread and associated decline in value, potentially resulting in an increase in other-than-temporary impairment and an increased probability of a realized loss upon sale. In certain instances, counterparties may default on their obligations and the Company may realize a loss on default. Premiums receivable, reinsurance recoverable and deductible losses recoverable are also subject to credit risk based on the counterparty’s unwillingness or inability to pay.

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
As of September 30, 2019, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity.  The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the nine months ended September 30, 2019, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 12 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
Sources of Interest Rate Risk The Company has exposure to interest rate risk arising from its fixed maturity investments, commercial mortgage loans, capital securities issued by the Company and discount rate assumptions associated with the Company’s claim reserves and pension and other post-retirement benefit obligations as well as from assets that support the Company's pension and other post-retirement benefit plans.

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Foreign Currency Exchange Risk
Sources of Currency Risk Foreign currency exchange risk is the risk of financial loss due to changes in the relative value between currencies.
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

Fixed Maturities by Credit Quality
	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,362	$5,588	13.2%	$4,446	$4,430	12.4%
AAA	6,124	6,360	15.0%	6,366	6,440	18.1%
AA	7,762	8,202	19.4%	6,861	6,985	19.6%
A	10,161	10,894	25.7%	8,314	8,370	23.5%
BBB	9,303	9,850	23.2%	8,335	8,163	22.9%
BB & below	1,462	1,495	3.5%	1,281	1,264	3.5%
Total fixed maturities, AFS	$40,174	$42,389	100.0%	$35,603	$35,652	100.0%
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type
	September 30, 2019					December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,187	$20	$(1)	$1,206	2.8%	$1,159	$5	$(1)	$1,163	3.3%
Other	128	3	—	131	0.3%	113	—	—	113	0.3%
Collateralized loan obligations ("CLOs")	2,162	4	(8)	2,158	5.1%	1,455	2	(20)	1,437	4.0%
CMBS
Agency [1]	1,828	63	(4)	1,887	4.5%	1,447	13	(33)	1,427	4.0%
Bonds	2,002	115	—	2,117	5.0%	1,845	13	(29)	1,829	5.1%
Interest only	237	15	(2)	250	0.6%	289	9	(2)	296	0.8%
Corporate
Basic industry	666	35	(1)	700	1.7%	604	8	(21)	591	1.7%
Capital goods	1,449	72	(3)	1,518	3.6%	1,132	8	(31)	1,109	3.1%
Consumer cyclical	1,108	57	(2)	1,163	2.7%	943	9	(29)	923	2.6%
Consumer non-cyclical	2,355	131	(3)	2,483	5.9%	1,936	11	(71)	1,876	5.3%
Energy	1,480	88	(4)	1,564	3.7%	1,156	14	(43)	1,127	3.1%
Financial services	4,045	178	(18)	4,205	9.9%	3,368	17	(99)	3,286	9.2%
Tech./comm.	2,523	203	(1)	2,725	6.4%	1,720	34	(54)	1,700	4.8%
Transportation	771	45	(1)	815	1.9%	548	4	(18)	534	1.5%
Utilities	2,105	146	(3)	2,248	5.3%	2,017	43	(69)	1,991	5.6%
Other	365	15	—	380	0.9%	272	—	(11)	261	0.7%
Foreign govt./govt. agencies	1,053	65	(1)	1,117	2.6%	866	7	(26)	847	2.4%
Municipal bonds
Taxable	764	65	—	829	2.0%	629	14	(17)	626	1.8%
Tax-exempt	8,331	736	(1)	9,066	21.4%	9,343	407	(30)	9,720	27.3%
RMBS
Agency	2,545	61	—	2,606	6.1%	1,508	7	(29)	1,486	4.2%
Non-agency	1,448	21	(1)	1,468	3.5%	933	5	(6)	932	2.6%
Alt-A	42	3	—	45	0.1%	43	4	—	47	0.1%
Sub-prime	591	22	—	613	1.4%	786	28	—	814	2.3%
U.S. Treasuries	989	106	—	1,095	2.6%	1,491	41	(15)	1,517	4.2%
Total fixed maturities, AFS	$40,174	$2,269	$(54)	$42,389	100.0%	$35,603	$703	$(654)	$35,652	100.0%
Fixed maturities, FVO				$39					$22
Equity securities, at fair value				$1,414					$1,214

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of AFS securities increased as compared to December 31, 2018, primarily due to the transfer in of assets related to the acquisition of Navigators Group as well as an increase in valuations due to lower interest rates and tighter credit spreads.

Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Securities by Type table.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of September 30, 2019
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,828	$1,887	$—	$—	$—	$—	$—	$—	$—	$—	$1,828	$1,887
Bonds	1,031	1,085	475	500	402	432	94	100	—	—	2,002	2,117
Interest Only	159	168	70	75	1	1	5	5	2	1	237	250
Total CMBS	3,018	3,140	545	575	403	433	99	105	2	1	4,067	4,254
RMBS
Agency	2,521	2,581	24	25	—	—	—	—	—	—	2,545	2,606
Non-Agency	982	996	264	269	172	173	29	29	1	1	1,448	1,468
Alt-A	—	—	9	9	4	4	9	9	20	23	42	45
Sub-Prime	13	13	50	50	189	195	177	185	162	170	591	613
Total RMBS	3,516	3,590	347	353	365	372	215	223	183	194	4,626	4,732
Total CMBS & RMBS	$6,534	$6,730	$892	$928	$768	$805	$314	$328	$185	$195	$8,693	$8,986

Exposure to CMBS & RMBS Bonds as of December 31, 2018
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,447	$1,427	$—	$—	$—	$—	$—	$—	$—	$—	$1,447	$1,427
Bonds	983	973	444	436	368	370	50	50	—	—	1,845	1,829
Interest Only	204	210	77	79	1	1	5	4	2	2	289	296
Total CMBS	2,634	2,610	521	515	369	371	55	54	2	2	3,581	3,552
RMBS
Agency	1,508	1,486	—	—	—	—	—	—	—	—	1,508	1,486
Non-Agency	611	610	167	167	111	109	33	33	11	13	933	932
Alt-A	—	—	10	10	4	5	9	9	20	23	43	47
Sub-Prime	31	32	72	73	211	217	179	186	293	306	786	814
Total RMBS	2,150	2,128	249	250	326	331	221	228	324	342	3,270	3,279
Total CMBS & RMBS	$4,784	$4,738	$770	$765	$695	$702	$276	$282	$326	$344	$6,851	$6,831

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
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
As of September 30, 2019, commercial mortgage loans had an amortized cost of $3.7 billion and carrying value of $3.7 billion, with no valuation allowance. As of December 31, 2018,

commercial mortgage loans had an amortized cost of $3.7 billion and carrying value of $3.7 billion, with a valuation allowance of $1.
The Company funded $242 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 61% and a weighted average yield of 3.9% during the nine months ended September 30, 2019. The Company continues to originate commercial loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of September 30, 2019 or December 31, 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Municipal Bonds
The following table presents the Company's exposure to

municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds
	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,177	$1,297	AA	$1,222	$1,275	AA
Pre-Refunded [1]	901	945	AAA	1,845	1,904	AAA
Revenue
Transportation	1,601	1,779	A+	1,449	1,537	A+
Health Care	1,395	1,508	AA-	1,270	1,304	AA-
Education	816	891	AA	941	953	AA
Leasing [2]	779	846	AA-	772	799	AA-
Water & Sewer	762	809	AA	816	847	AA
Sales Tax	483	547	AA	507	541	AA
Power	336	373	A	308	328	A+
Housing	83	85	AA+	33	35	A+
Other	762	815	AA-	809	823	AA-
Total Revenue	7,017	7,653	AA-	6,905	7,167	AA-
Total Municipal	$9,095	$9,895	AA-	$9,972	$10,346	AA

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

As of both September 30, 2019 and December 31, 2018, the largest issuer concentrations were the New York Dormitory Authority, the New York City Transitional Finance Authority, and the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 19% of the fair value of the Company's investment portfolio. In light of changes in corporate income tax rates that began in 2018, the Company has reduced its exposure to municipal bonds through maturities, asset sales and principal repayments.

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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$2	8.0%	$3	20.0%	$4	8.4%	$3	9.3%
Real estate funds	21	19.0%	26	20.0%	55	16.8%	36	9.6%
Private equity funds	38	19.2%	18	9.7%	96	16.7%	119	24.5%
Other alternative investments [1]	4	4.6%	(2)	(1.1%)	26	9.2%	(1)	(0.2%)
Total	$65	15.3%	$45	10.6%	$181	14.7%	$157	13.3%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Hedge funds	$76	4.3%	$51	3.0%
Real estate funds	450	25.4%	499	29.0%
Private equity and other funds	842	47.6%	788	45.7%
Other alternative investments [1]	402	22.7%	385	22.3%
Total	$1,770	100.0%	$1,723	100.0%
[1]Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $54 as of September 30, 2019 and have decreased $600, from December 31, 2018, primarily due to lower interest rates and tighter credit spreads. As of September 30, 2019, $39 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $15 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily related to one corporate security experiencing issuer specific difficulties, and, to a lesser extent, commercial real estate securities which are depressed primarily due to wider spreads since the securities were purchased.

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

Unrealized Loss Aging for AFS Securities
	September 30, 2019				December 31, 2018
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	248	$1,716	$1,704	$(12)	468	$3,191	$3,153	$(38)
Greater than three to six months	79	298	295	(3)	359	2,530	2,487	(43)
Greater than six to nine months	18	26	25	(1)	347	2,243	2,186	(57)
Greater than nine to eleven months	60	620	616	(4)	817	5,921	5,688	(233)
Twelve months or more	376	1,195	1,161	(34)	969	5,272	4,989	(283)
Total	781	$3,855	$3,801	$(54)	2,960	$19,157	$18,503	$(654)

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%
	September 30, 2019				December 31, 2018
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	8	$49	$38	$(11)	13	$59	$43	$(16)
Greater than three to six months	—	—	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	3	3	2	(1)
Greater than nine to eleven months	—	—	—	—	2	2	1	(1)
Twelve months or more	31	10	6	(4)	36	13	8	(5)
Total	39	$59	$44	$(15)	54	$77	$54	$(23)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other-than-temporary Impairments Recognized in Earnings by Security Type
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Credit Impairments
CMBS	$—	$1	$—	$1
Corporate	$1	$—	$3	$—
Total	$1	$1	$3	$1
Three and nine months ended September 30, 2019
Impairments recognized in earnings were comprised of credit impairments of $1 and $3 for the three and nine months ended September 30, 2019. The credit impairments were primarily related to two corporate securities experiencing issuer-specific financial difficulties.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Non-credit impairments recognized in other comprehensive income were $0 and $2 for the three and nine months ended September 30, 2019, respectively.
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
Non-credit impairments recognized in other comprehensive income were $3 and $5 for the three and nine months ended September 30, 2018, respectively.
CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of September 30, 2019:

•	$1.3 billion in fixed maturities, short-term investments, and cash at The Hartford Financial Services Group, Inc, ("HFSG Holding Company") .

•
A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023. No borrowings were outstanding as of September 30, 2019.

•	Borrowings available under a commercial paper program to a maximum of $750. As of September 30, 2019 there was no commercial paper outstanding.

•
An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes.

2019 expected dividends and other sources of capital:

•	P&C - The Company has not and does not anticipate receiving net dividends from its property and casualty insurance subsidiaries in 2019.

•
Group Benefits - The Company received $225 in dividends from Hartford Life and Accident Insurance Company ("HLA") through the first nine months of 2019, and anticipates receiving an additional $75 in dividends over the remainder of 2019.

•
Hartford Funds - The Company received $84 in dividends from Hartford Funds through the first nine months of 2019 and expects to receive an additional $32 in dividends from Hartford Funds over the remainder of 2019.

In July 2019, the Company received a $421 refund of AMT credits of which HFSG Holding Company received $314. Through the first nine months of 2019, HFSG Holding Company has received cash tax receipts of $650, including the $314 of AMT credits and $336 from its subsidiaries as a result of utilizing net operating loss carryovers and other tax benefits. Over the remainder of 2019, HFSG Holding Company anticipates additional cash tax receipts of approximately $115, including realization of net operating losses.
In September 2019, the Company received a $67 dividend from its retained equity interest in the legal entity that acquired the life and annuity business sold in May 2018.

Expected liquidity requirements for the next twelve months as of September 30, 2019:

•	$500 maturing debt payment in March of 2020.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	$240 of interest on debt.

•	$21 dividends on preferred stock, subject to the discretion of the Board of Directors.

•	$440 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases and any changes in common stockholder dividend rate.

•	Approximately $30 cash capital contribution to its Lloyd's corporate member in November 2019.

Equity repurchase program:

•
Authorization for equity repurchases of up to $1.0 billion effective through December 31, 2020. Under the program the company repurchased 1.6 million shares during the period from January 1, 2019 to September 30, 2019 for $90 with $910 of authorization remaining as of September 30, 2019. During the period from October 1, 2019 to November 1, 2019, the Company repurchased approximately 0.6 million common shares for $36 with $874 of authorization remaining as of November 1, 2019.

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
As of September 30, 2019, HFSG Holding Company held fixed maturities, short-term investments, and cash of $1.3 billion. Expected liquidity requirements of HFSG Holding Company for the next twelve months include payment of the 5.5% senior note of $500 due at maturity in March of 2020, interest payments on debt of approximately $240, preferred stock dividends of approximately $21 and common stockholder dividends of approximately $440, both subject to the discretion of the Board of Directors, and approximately $30 cash capital contribution to its Lloyds corporate member in November 2019.
In the third quarter 2019, $65 of capital was contributed by HFSG holding company to its Lloyds corporate member.
Debt
On January 15, 2019, The Hartford repaid at maturity the $413 principal amount of its 6.0% senior notes.
In the Navigators Group acquisition, the Company assumed $265 par value 5.75% senior notes due on October 15, 2023 with a fair value of $284 as of the acquisition date.

On August 19, 2019, The Hartford issued $600 of 2.8% senior notes (“2.8% Notes”) due August 19, 2029 and $800 of 3.6% senior notes (“3.6% Notes”) due August 19, 2049 for net proceeds of approximately $1.38 billion, after deducting underwriting discounts and expenses. Under both senior note issuances, interest is payable semi-annually in arrears on August 19 and February 19, commencing February 19, 2020.
After receiving proceeds from the issuance of the 2.8% Notes and 3.6% Notes, in third quarter 2019, The Hartford repaid $265 of 5.75% senior notes due 2023 that had been assumed in the Navigators Group acquisition, and its $800 of 5.125% senior notes due 2022 of the Hartford Financial Services Group, Inc., and recognized a loss on extinguishment of debt of $90. The balance of the proceeds will be used for general corporate purposes.
For additional information on Debt, see Note 10- Debt of Notes to Condensed Consolidated Financial Statements
Equity
Under a $1.0 billion share repurchase authorization by the Board of Directors in February, 2019, during the nine months ended September 30, 2019, the Company repurchased 1.6 million common shares for $90. During the period from October 1, 2019 to November 1, 2019, the Company repurchased approximately 0.6 million common shares for $36 under this authorization.  The Company anticipates using the majority of the program in 2020. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.

Dividends
The Hartford's Board of Directors declared the following quarterly dividends since July 1, 2019:
Common Stock Dividends

Declared	Record	Payable	Amount per share
July 18, 2019	September 3, 2019	October 1, 2019	$0.30
October 23, 2019	December 2, 2019	January 2, 2020	$0.30
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
July 18, 2019	August 1, 2019	August 15, 2019	$375.00
September 12, 2019	November 1, 2019	November 15, 2019	$375.00
October 23, 2019	February 1, 2020	February 18, 2020	$375.00
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pension Plans and Other Postretirement Benefits
The Company does not have a 2019 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company contributed $70 in September 2019 to its U.S. qualified defined benefit pension plan.
Dividends from Subsidiaries
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
As of December 31, 2018, under the formulas described above, the Company’s property and casualty insurance subsidiaries in the United States and overseas are permitted to pay up to a maximum of approximately $1.3 billion in dividends to HFSG Holding Company in 2019, though only approximately $250 of this dividend capacity could have been paid before the fourth quarter of 2019. Hartford Life and Accident Insurance Company ("HLA") has $380 of dividend capacity for 2019.
Through the first nine months of 2019, HFSG Holding Company received $312 of dividends, including $225 from HLA, $84 from Hartford Funds and $3 from a run-off HFSG subsidiary. There were no dividends received from P&C subsidiaries during the first nine months of 2019.
Over the remainder of 2019, the Company anticipates receiving approximately $75 of dividends from HLA and $32 of dividends from Hartford Funds, and does not anticipate receiving net dividends from its P&C subsidiaries.
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
Revolving Credit Facilities and Commercial Paper
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through March 29, 2023. As of September 30, 2019, no borrowings were outstanding and $4 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Commercial Paper
As of September 30, 2019, The Hartford's maximum borrowings available under its commercial paper program is $750 and there was no commercial paper outstanding.
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
As of September 30, 2019 there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of September 30, 2019, there were no advances outstanding.
For further information regarding collateralized advances with Federal Home Loan Bank of Boston, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2018 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford assumed three existing letter of credit facility agreements: the Club Facility, the Bilateral Facility, and the Australian Dollar Facility. Letters of credit under the Club and Bilateral Facilities are used to provide a portion of the capital requirements at Lloyd's. As of September 30, 2019, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility and $8 was outstanding under the Bilateral Facility. As of September 30, 2019, the Bilateral Facility has unused capacity of $17 for issuance of additional letters of credit. Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding tangible net worth and Funds at Lloyd's ("FAL"). As of September 30, 2019, Navigators Group was in compliance with all financial covenants. It is expected that in November of 2019, the Company will use $15 of the available $17 of capacity as of September 30, 2019 under the Bilateral Facility to issue letters of credit. It is expected that the amount of letters of credit permitted to support Lloyd's capital requirements will be reduced by the end of 2020, which may require the Company to seek alternative means of supporting its obligations at Lloyd's, including utilizing holding company resources.
As of September 30, 2019, letters of credit in the amount of 24 million Australian Dollars were outstanding with 26 million

Australian Dollars of unused capacity. Effective November 7, 2019 we expect letters of credit in the amount of 50 million Australian Dollars will be outstanding.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2019 was $81. For this $81, the legal entities have posted collateral of $80 in the normal course of business. Based on derivative market values as of September 30, 2019, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of September 30, 2019, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $8 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of September 30, 2019, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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
The principal sources of operating funds are premiums, fees earned from assets under management and investment income, while investing cash flows primarily originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

purchase new investments and to make dividend payments to the HFSG Holding Company.
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

Property & Casualty
As of September 30, 2019
Fixed maturities	$31,305
Short-term investments	1,453
Cash	162
Less: Derivative collateral	66
Total	$32,854

Group Benefits Operations
As of September 30, 2019
Fixed maturities	$10,499
Short-term investments	328
Cash	37
Less: Derivative collateral	30
Total	$10,834
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2018 Form 10-K Annual Report.

Capitalization

Capital Structure
	September 30, 2019	December 31, 2018	Change
Short-term debt (includes current maturities of long-term debt)	$500	$413	21%
Long-term debt	4,346	4,265	2%
Total debt	4,846	4,678	4%
Common stockholders' equity excluding AOCI, net of tax	15,530	14,346	8%
Preferred stock	334	334	—%
AOCI, net of tax	214	(1,579)	114%
Total stockholders’ equity	16,078	13,101	23%
Total capitalization	$20,924	$17,779	18%
Debt to stockholders’ equity	30%	36%
Debt to capitalization	23%	26%
Total capitalization increased $3,145, or 18%, as of September 30, 2019 compared to December 31, 2018 primarily due to an increase in AOCI and net income in excess of stockholder dividends.
For additional information on AOCI, net of tax, including unrealized capital gains from securities, see Note 14 - Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss), Note 6 - Investments . For additional information on debt, see Note 10 - Debt.of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Flow[1]

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$2,446	$1,842
Net cash used for investing activities	$(1,320)	$(762)
Net cash used for financing activities	$(943)	$(1,691)
Cash and restricted cash– end of period	$290	$102
[1] Cash activities in 2018 include cash flows from Discontinued Operations; see Note 17 - Business Disposition and Discontinued Operations of Notes to Condensed Consolidated Financial Statements for information on cash flows from Discontinued Operations.
Cash provided by operating activities increased in 2019 as compared to the prior year period, despite the inclusion of operations from the life and annuity business sold in May 2018 in the prior year period, primarily due to an AMT refund of $421 in 2019 as well as an increase in premiums received in excess of losses and expenses paid.
Cash used for investing activities increased, primarily due to a change from net proceeds to net payments for fixed maturities in the 2019 period, as well as cash paid for the acquisition of Navigators Group of $1.9 billion (net of cash acquired), partially offset by net proceeds from short term investments in 2019 as opposed to net payments in the 2018 period.
Cash used for financing activities decreased from the 2018 period primarily due to a lower net decrease in cash used for net securities loaned or sold under agreements to repurchase, an increase in proceeds from issuance of debt, and the sale of the life and annuity business in May 2018 which contributed significant cash outflows in the 2018 period. These items were partially offset by an increase in repayments of debt in 2019.
Operating cash flow for the nine months ended September 30, 2019 have been adequate to meet liquidity requirements.
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
On August 30, 2019, AM Best raised its financial strength rating on Navigators Insurance Company ("NIC") to A+ from A. The upgrade reflects the support provided by The Hartford, as well as the importance it will play within the overall Hartford organization, following its acquisition in May 2019.

Insurance Financial Strength Ratings as of November 1, 2019
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A	A+	A2
Navigators Insurance Company	A+	A	Not Rated

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
Commercial paper	AMB-1	A-2	P-2
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2019	$8,440	$2,407	$10,847
Statutory income	1,046	359	1,405
Dividends to parent	(14)	(225)	(239)
Other items	284	25	309
Net change to U.S. statutory capital	1,316	159	1,475
U.S statutory capital at September 30, 2019	$9,756	$2,566	$12,322

[1]
The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by Hartford Holdings, Inc. to Hartford Fire Insurance Company.

[2]
Excludes insurance operations in the U.K. and continental Europe. Though the business was not acquired until May 23, 2019, this table includes statutory capital and surplus of Navigators U.S. insurance subsidiaries as of both January 1, 2019 and September 30, 2019.

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
Tax Reform
At the end of 2017, Congress passed and the president signed, the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), which enacted significant reforms to the U.S. tax code. The major areas of interest to the company include the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. We continue to analyze Tax Reform for other potential impacts. The U.S. Treasury and IRS are developing guidance on implementing Tax Reform, and Congress may consider additional technical corrections to the legislation. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2019.
On May 23, 2019 we acquired Navigators Group. SEC guidance permits management to omit an assessment of an acquired business from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have not yet included Navigators Group in our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of September 30, 2019. For the three months ended September 30, 2019, Navigators Group accounted for 8.2% of our total net revenue, and as of September 30, 2019 represented 10.3% of total assets.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
As described above, our management excluded an assessment of the internal controls over financial reporting of Navigators Group from its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019. The Company has begun integrating Navigators Group into its existing control procedures, which may lead us to modify certain internal controls in future periods.

Part II - Item 1. Legal Proceedings

Item 1. LEGAL PROCEEDINGS
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it, including claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper claims practices. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to The Hartford's A&E claims discussed in Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include lawsuits seeking certification of a state or national class alleging improper business practices, including, for example, underpayment of claims or improper underwriting practices, as well as individual lawsuits in which punitive damages may be sought. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.

Part II - Item 1A. Risk Factors

Item 1A.    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as updated by Item 1A of Part II of the Company's Form 10-Q for the period ended June 30, 2019, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. While the Company has repurchased shares in 2019, it anticipates using the majority of the program in 2020. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.

Repurchases of Common Stock by the Issuer for the Three Months Ended September 30, 2019
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2019 - July 31, 2019	283,735	$57.07	283,735	$957
August 1, 2019 - August 31, 2019	434,829	$58.19	434,829	$931
September 1, 2019 - September 30, 2019	358,011	$60.01	358,011	$910
Total	1,076,575	$58.50	1,076,575

Part II - Item 6. Exhibits

Item 6. EXHIBITS

See Exhibits Index on page	111.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2019
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.1	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.1	7/21/2016
4.01	Second Supplemental Indenture, dated as of August 19, 2019, between The Hartford Financial Services Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-13958	4.3	8/19/2019
4.02	Form of global note for $600,000,000 aggregate principal amount of 2.800% Senior Notes due 2029.	8-K	001-13958	4.4	8/19/2019
4.03	Form of global note for $800,000,000 aggregate principal amount of 3.600% Senior Notes due 2049.	8-K	001-13958	4.5	8/19/2019
*10.01	Amendment to The Hartford Excess Savings Plan IA.**
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	November 4, 2019	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)