Form 10-K
period 2019-12-31
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2020-02-21
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(860) 547-5000
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HIG	The New York Stock Exchange
6.10% Notes due October 1, 2041	HIG 41	The New York Stock Exchange
7.875% Fixed-to-Floating Rate Junior Subordinated Debentures due 2042	HGH	The New York Stock Exchange
Depositary Shares, Each Representing a 1/1,000th Interest in a Share of 6.000% Non-Cumulative Preferred Stock, Series G, par value $0.01 per share	HIG PR G	The New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
None

Indicate by check mark:
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No
•	if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes		No	☑
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
		Yes	☑	No
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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $20 billion, based on the closing price of $55.72 per share of the Common Stock on the New York Stock Exchange on June 28, 2019.
As of February 19, 2020, there were outstanding 358,252,183 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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

◦	market risks associated with our business, including changes in credit spreads, equity prices, interest rates, inflation rate, foreign currency exchange rates and market volatility;

◦	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

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

◦
the risks associated with the discontinuance of the London Inter-Bank Offered Rate ("LIBOR") on the securities we hold or may have issued, other financial instruments and any other assets and liabilities whose value is tied to LIBOR;

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

◦
technological changes including usage-based methods of determining premiums, advancements in automotive safety features, the development of autonomous vehicles, and platforms that facilitate ride sharing;

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

◦
capital requirements which are subject to many factors, including many that are outside the Company’s control, such as National Association of Insurance Commissioners ("NAIC") risk based capital formulas, Funds at Lloyd's and Solvency Capital Requirement, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;

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

◦
risks associated with acquisitions and divestitures including the challenges of integrating acquired companies or businesses, which may result in our inability to achieve the anticipated benefits and synergies and may result in unintended consequences;

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

◦	unfavorable judicial or legislative developments;

◦	the impact of changes in federal , state or foreign tax laws;

◦	regulatory requirements that could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests; and

◦	the impact of potential changes in accounting principles and related financial reporting requirements.
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

Part I - Item 1. Business

Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
GENERAL
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is a holding company for a group of subsidiaries that provide property and casualty ("P&C") insurance, group benefits insurance and services, and mutual funds and exchange-traded products to individual and business customers in the United States as well as in the United Kingdom, continental Europe and other international locations. The Hartford is headquartered in Connecticut and its oldest subsidiary, Hartford Fire Insurance Company, dates back to 1810. At December 31, 2019, total assets and total stockholders’ equity of The Hartford were $70.8 billion and $16.3 billion, respectively.
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
STRATEGIC PRIORITIES
The Hartford’s strategy focuses on realizing the full potential of our product capabilities and underwriting expertise, becoming an easier company to do business with, and attracting, retaining and developing the talent needed for long-term success.
Many initiatives and investments in 2019 advanced our position in each strategic focus area:

•	Closing on the acquisition of The Navigators Group, Inc. (“Navigators Group”), a global specialty insurance company.

•
Integrating the recent Group Benefits and Navigators Group acquisitions successfully, and maximizing our combined potential by deepening our distribution relationships, capitalizing on a broader product portfolio and meeting a wider array of customer needs.

•
Increasing the speed and ease of our interactions and business processes through data, digital technology and voice of customer, including expanded use of robotics and continued enhancements to underwriting and quoting platforms.

•	Continuing investment in new products and business models such as Spectrum, our next-generation package offering for small businesses, which offers customers tailored coverage recommendations as well as the ability to customize their own coverage, including real-time quote pricing. We are investing to maintain market leadership in small commercial as existing competitors and new entrants increase their focus on this business.

•
Improving employee experience. We are investing in our workforce and striving to attract, retain and develop the best talent in the industry, enhance our industry-leading position in diversity and inclusion, and sustain our ethical culture. We see the benefits of this commitment in our sustained top-decile employee engagement scores.

2019 Financial Results
Our 2019 financial results were excellent, with strong financial results across all of our business lines. Full year 2019 income from continuing operations, net of tax, available to common stockholders was $2.1 billion, or $5.66 per diluted share and net

Part I - Item 1. Business

income return on equity ("ROE") was 14.4%. Book value per diluted share rose 25%, to $43.85, primarily due to net income in excess of common stockholder dividends during 2019 and an increase in common stockholders' equity resulting from the impact of lower interest rates and tighter credit spreads on net unrealized investment gains within AOCI. Total revenues were $20.7 billion, up 9% since 2018 as growth in Commercial Lines, driven partly by the Navigators Group acquisition, and growth in Group Benefits was partially offset by a decline in Personal Lines.
Integration of the Navigators Group business is underway and we are making progress on improving the profitability of the acquired book of business, including pricing increases and underwriting actions. We are encouraged by the product breadth and depth of underwriting talent that the Navigators Group acquisition has contributed, and we’re already seeing the impact of these additions in our businesses and with our distribution partners.
Our Group Benefits business has benefited from favorable incidence trends in group disability and remains well-poised to compete moving forward with a complete set of voluntary product offerings.
We will also continue to address business challenges, including the need to return our Personal Lines segment to top line growth, the need for additional rate increases in challenging lines, such as in commercial auto, property, general liability and global specialty, and the continued rate pressure on workers’ compensation in response to continued favorable loss cost trends. In addition, the decline in reinvestment rates will continue to put pressure on investment yields and it remains to be seen whether the market will compensate with higher rate increases to increase underwriting profitability or will accept lower overall returns on equity.
2020 Priorities
As we enter 2020, our strategy remains consistent and we are focused on the following priorities:

•	Commercial Lines

–	Benefiting from a firming pricing environment in most property and liability lines while navigating continued pricing pressure in workers’ compensation by staying disciplined in our underwriting;

–	Leveraging advanced analytics and technologies as well as the combined product breadth and talent we have acquired with Navigators Group; and

–	Continuing our journey to be a top-tier risk player in middle market.

•	Personal Lines

–	Continuing to upgrade our products and regain competitive momentum; and

–	Continuing to drive new business growth in AARP Direct.

•	Group Benefits

–	Continuing to grow revenues through sales growth in group life and voluntary; and

–	Substantially completing by year end the integration of the block of business we acquired from Aetna in 2017.
Finally, beyond the achievement of business performance goals, The Hartford has long understood that making a sustainable and positive impact on society is an essential element of our ongoing success. Through financial contributions, volunteering and support for our company’s environmental initiatives, we are committed to demonstrating our character to customers and neighbors. We have proactive positions on social, environmental and governance issues important to our sustainability, and our capacity to deliver long-term shareholder value. For more information on the Company’s sustainability initiatives, please refer to our 2018 Sustainability Highlight Report available on the  investor relations section of the Company’s website at: https://ir.thehartford.com.

Part I - Item 1. Business

REPORTING SEGMENTS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category discontinued operations related to the life and annuity business sold in May 2018, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). Talcott Resolution is the holding company of the life and annuity business that we sold in May 2018. In addition, Corporate includes a 9.7% ownership interest in the legal entity that acquired the life and annuity business sold.
2019 Revenues of $20,740 [1] by Segment
[1]Includes Revenue of $106 for Property & Casualty Other Operations and $234 for Corporate.

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

Part I - Item 1. Business

COMMERCIAL LINES
2019 Earned Premiums of $8,290 by Line of Business

2019 Earned Premiums of $8,290 by Product
Principal Products and Services

Automobile
Covers damage to a business's fleet of vehicles due to collision or other perils (automobile physical damage). In addition to first party automobile physical damage, commercial automobile covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or under-insured motorists.

Property
Covers the building a business owns or leases as well as its personal property, including tools and equipment, inventory, and furniture. A commercial property insurance policy covers losses resulting from fire, wind, hail, earthquake, theft and other covered perils, including coverage for assets such as accounts receivable and valuable papers and records. Commercial property may include specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery.

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

Marine	Encompasses various ocean and inland marine coverages including cargo, craft, hull, specie, transport and liability, among others.
Package Business	Covers both property and general liability damages.
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

Assumed Reinsurance	Includes assumed reinsurance of property, liability, agriculture, marine and accident and health risks throughout the world but principally in Europe and North America.

Part I - Item 1. Business

Through its three lines of business of small commercial, middle & large commercial, and global specialty, Commercial Lines offers its products and services to businesses in the United States ("U.S.") and internationally. Commercial Lines generally consists of products written for small businesses and middle market companies as well as national and multi-national accounts, largely distributed through retail agents and brokers, wholesale agents and global and specialty reinsurance brokers. The majority of Commercial Lines written premium is generated by small commercial and middle market, which provide coverage options and customized pricing based on the policyholder’s individual risk characteristics. Small commercial and middle market lines within middle & large commercial are generally referred to as standard commercial lines.
Small commercial provides coverages for small businesses, which the Company generally considers to be businesses with an annual payroll under $12, revenues under $25 and property values less than $20 per location. Within small commercial, both property and general liability coverages are offered under a single package policy, marketed under the Spectrum name. Through Maxum Specialty Insurance Group ("Maxum"), small commercial also provides excess and surplus lines coverage to small businesses including umbrella, general liability, property and other coverages.
Middle & large commercial business provides insurance coverages to medium-sized and national accounts businesses, which are companies whose payroll, revenue and property values exceed the small business definition. In addition to offering standard commercial lines products, middle & large commercial includes program business which provides tailored programs, primarily to customers with common risk characteristics. On national accounts, a significant portion of the business is written through large deductible programs. Other programs written within middle & large commercial are retrospectively-rated where the premiums are adjustable based on loss experience. Also within middle & large commercial, the Company writes captive programs business, which provides tailored programs to those seeking a loss sensitive solution where premiums are adjustable based on loss experience.
Global specialty provides a variety of customized insurance products, including property, liability, marine, professional liability, bond and accident and health reinsurance. On May 23, 2019, the Company' acquired Navigators Group, a global specialty insurer. The vast majority of the business written by our Navigators Group insurance subsidiaries is reported in the global specialty business unit. Revenues and earnings of the Navigators Group business are included in operating results of the Company's Commercial Lines segment since the acquisition date. For discussion of this transaction, see Note 2- Business Acquisitions of Notes to Consolidated Financial Statements.
Marketing and Distribution
Commercial Lines provides insurance products and services through the Company’s regional offices, branches and sales and policyholder service centers throughout the United States and overseas, principally in Europe. The products are marketed and distributed using independent retail agents and brokers, wholesale agents and global and specialty reinsurance brokers. As the sole corporate member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"), the Company has the exclusive right to underwrite business up to an approved level of premium in the Lloyd’s of London (“Lloyd’s”) market.
In the United States, the independent agent and broker distribution channel is consolidating and this trend is expected to continue. This will likely result in a larger proportion of written premium being concentrated among fewer agents and brokers. In addition, the Company offers insurance products to customers of payroll service providers through its relationships with major national payroll companies in the United States and to members of affinity organizations.
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
Middle & Large Commercial
Middle & large commercial business is considered “high touch” and involves individual underwriting and pricing decisions. Competition in this market includes stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. The pricing of middle market and national accounts is prone to significant volatility over time due to changes in individual account characteristics and exposure, as well as legislative and macro-economic forces. National and regional carriers participate in the middle & large commercial insurance sector, resulting in a competitive environment where pricing and policy terms are critical to securing new business and retaining existing accounts. Within this competitive environment, The Hartford is working to deepen its product and underwriting capabilities, leverage its sales and underwriting talent and expand its use of data analytics to make risk selection and pricing decisions. In product development and related areas such as claims and risk engineering, the Company is extending its capabilities in industry verticals, such as energy, construction, technology and life sciences. Through business partners, the Company offers business insurance coverages to exporters and other U.S. companies with a physical presence overseas. The Hartford’s middle & large commercial business will leverage the investments in product, underwriting, and technology to better match price to individual risk as the firm pursues responsible growth strategies to deliver target returns.

Part I - Item 1. Business

For specialty casualty businesses within middle & large commercial, pricing competition continues to be significant, particularly for the larger individual accounts. As a means to mitigate the cost of insurance on larger accounts, more insureds may opt for the loss-sensitive products offered in our national accounts segment, including retrospectively rated contracts, in lieu of guaranteed cost policies. Under a retrospectively-rated contract, the ultimate premium collected from the insured is adjusted based on how incurred losses for the policy year develop over time, subject to a minimum and maximum premium.
Global Specialty
Global specialty competes against multi-national insurance and reinsurance companies, writing marine, property, excess casualty, professional liability, bond and assumed reinsurance. Global specialty also includes excess and surplus lines written through Maxum, including umbrella, general liability, property and other coverages. Due to adverse loss experience over the past couple of years, particularly in ocean marine, property, excess casualty and international professional liability lines, pricing has increased across the industry in response to those loss cost trends. Nonetheless, the market continues to be highly competitive.
In the bond business, favorable underwriting results in recent years has led to increased competition for market share.

In professional liability, international, large and medium-sized businesses are in differing competitive environments. Large public director & officers coverage, specifically excess layers, is under significant competitive price pressure. The middle market private management liability segment is in a more stable competitive and pricing environment.
Lloyd's syndicate and London market business has been under financial stress in recent years due to a perceived lack of adequate premium pricing and an excessive focus on growth at the expense of underwriting discipline in those markets, combined with a significant increase in the level of catastrophe activity. As such, syndicates and London market carriers, including The Hartford, are taking pricing and underwriting actions to improve profitability.  Lloyd's of London ("Lloyd's"), which is regulated by the Financial Conduct Authority and Prudential Regulatory Authority in the U.K., has been implementing changes to improve performance of the syndicates including a more rigorous approach to the approval of syndicate business plans.  Additionally Lloyd’s have also introduced recent changes which require that members limit the amount of tier 2 capital (e.g. letters of credit) that can be used to meet syndicate solvency capital requirements.

PERSONAL LINES
2019 Earned Premiums of $3,198 by Line of Business

2019 Earned Premiums of $3,198 by Product

Part I - Item 1. Business

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

Personal Lines provides automobile, homeowners and personal umbrella coverages to individuals across the United States, including a program designed exclusively for members of AARP (“AARP Program”). The Hartford's automobile and homeowners products provide coverage options and pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, they represent a significant portion of the total Personal Lines' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $2.9 billion, $3.0 billion and $3.2 billion in 2019, 2018 and 2017, respectively.
During 2019, Personal Lines continued to refine its automobile and home product offerings marketed under the Open Road Auto and Home Advantage names. Overall rate levels, price segmentation, rating factors and underwriting procedures were examined and updated to reflect the company’s actual experience with these products. Personal Lines works with carrier partners to provide risk protection options for AARP members with needs beyond the company’s current product offering.
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
Competition
The personal lines automobile and homeowners insurance markets are highly competitive. Personal lines insurance is written by insurance companies of varying sizes that compete principally on the basis of price, product, service, including claims handling, the insurer's ratings and brand recognition. Companies with strong ratings, recognized brands, direct sales capability and economies of scale will have a competitive advantage. In recent years, insurers have increased their advertising in the direct-to-consumer market, in an effort to gain new business and retain profitable business. The growth of direct-to-consumer sales, including through new entrants to the marketplace, continues to outpace sales in the agency distribution channel.
Insurers that distribute products principally through agency channels compete by offering commissions and additional incentives to attract new business. To distinguish themselves in the marketplace, top tier insurers are offering on-line and self-service capabilities that make it easier for agents and consumers to do business with the insurer. A large majority of agents have been using “comparative rater” tools that allow the agent to compare premium quotes among several insurance companies. The use of comparative rater tools increases price competition. Insurers that are able to capitalize on their brand and reputation, differentiate their products and deliver strong customer service are more likely to be successful in this market.
The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business, and carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments. The Company continues to invest in capabilities to better utilize data and analytics, and thereby, refine and manage

Part I - Item 1. Business

underwriting and pricing.
Also, new automobile technology advancements, including lane departure warnings, backup cameras, automatic braking and active collision alerts, are being deployed rapidly and are expected to improve driver safety and reduce the likelihood of vehicle collisions. However, these features include expensive parts, potentially increasing average claim severity.

PROPERTY & CASUALTY OTHER OPERATIONS
Property & Casualty Other Operations includes certain property and casualty operations, managed by the Company, that have discontinued writing new business and includes substantially all of the Company's pre-1986 asbestos and environmental ("A&E") exposures. For a discussion of coverages provided under policies written with exposure to A&E prior to 1986, reported within the P&C Other Operations segment (“Run-off A&E”), run-off assumed reinsurance and all other non-A&E exposures, see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves.

GROUP BENEFITS
2019 Premiums and Fee Income of $5,603
Principal Products and Services

Group Life
Typically is term life insurance provided in the form of yearly renewable term life insurance. Other life coverages in this category include accidental death and dismemberment and travel accident insurance.

Group Disability
Typically comprised of short-term disability, long-term disability, and family leave coverage that pays a percentage of an employee’s salary for a period of time if they are ill or injured and cannot perform the duties of their job or absent from work to care for a family member. Short-term and long-term disability policies have elimination periods that must be satisfied prior to benefit payments. The Company also earns fee income from leave management services and the administration of underwriting, enrollment and claims processing for employer self-funded plans.

Other Products	Includes other group coverages such as retiree health insurance, critical illness, accident, hospital indemnity and participant accident coverages.
Group insurance typically covers an entire group of people under a single contract, most typically the employees of a single employer or members of an association.
Group Benefits provides group life, disability and other group coverages to members of employer groups, associations and affinity groups through direct insurance policies and provides reinsurance to other insurance companies. In addition to employer paid coverages, the segment offers voluntary product coverages which are offered through employee payroll deductions. Group Benefits also offers disability underwriting, administration, and claims processing to self-funded employer plans. In addition, the segment offers a single-company leave management solution, which integrates work absence data from the insurer’s short-term and long-term group disability and workers’ compensation insurance business with its leave management administration services.

Part I - Item 1. Business

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
The acquisition of Aetna's U.S. group life and disability business in 2017 further enhanced Group Benefit's distribution footprint by increasing its sales force. The acquisition also provided Group Benefits an exclusive, multi year collaboration to sell it's group life and disability products through Aetna's medical sales team.
Competition
Group Benefits competes with numerous insurance companies and financial intermediaries marketing insurance products. In order to differentiate itself, Group Benefits uses its risk management expertise and economies of scale to derive a competitive advantage. Competitive factors include the extent of products offered, price, the quality of customer and claims handling services, and the Company's relationship with third-party distributors and private exchanges. Active price competition continues in the marketplace, resulting in multi-year rate guarantees being offered to customers. Top tier insurers in the marketplace also offer on-line and self-service capabilities to third party distributors and consumers. The relatively large size and underwriting capacity of the Group Benefits business provides a competitive advantage over smaller competitors.
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
The Company has expanded its employer group product offerings, including the voluntary product suite, encompassing coverages for short term absences from work, critical illness and accident coverages. The Company's enhanced enrollment and marketing tools, such as My Tomorrow©, are providing additional opportunities to educate individual participants about supplementary benefits and deepen their knowledge about product selection.

HARTFORD FUNDS
Hartford Funds Segment Assets Under Management ("AUM") of $126,958 as of December 31, 2019

Mutual Fund AUM as of December 31, 2019

Part I - Item 1. Business

Principal Products and Services

Mutual Funds
Includes approximately 70 actively managed mutual funds across a variety of asset classes including domestic and international equity, fixed income, and multi-strategy investments, principally subadvised by two unaffiliated institutional asset management firms that have comprehensive global investment capabilities.

ETP
Includes a suite of exchange-traded products (“ETP”) traded on the New York Stock Exchange that is comprised of multi-factor and actively managed fixed income exchange-traded funds ("ETF"). Multi-factor ETF’s are designed to track indices using both active and passive investment techniques that strive to improve performance relative to traditional capitalization weighted indices.

Talcott Resolution life and annuity separate accounts	Relates to assets of the life and annuity business sold in May 2018 that are still managed by the Company's Hartford Funds segment.
The Hartford Funds segment provides investment management, administration, product distribution and related services to investors through a diverse set of investment products in domestic and international markets. Hartford Funds' comprehensive range of products and services assist clients in achieving their desired investment objectives. AUM are separated into three distinct categories referred to as mutual funds, ETP and Talcott Resolution life and annuity separate accounts, which relate to the life and annuity business sold in May 2018. The Hartford Funds segment will continue to manage the mutual fund assets of Talcott Resolution, though these assets are expected to continue to decline over time.
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

CORPORATE
The Company includes in the Corporate category investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.

Additionally, included in the Corporate category are discontinued operations from the Company's life and annuity business sold in May 2018 and a 9.7% ownership interest in the legal entity that acquired this business. The operating results of the life and annuity business are included in discontinued operations for all periods prior to the closing date.

Part I - Item 1. Business

RESERVES
Total Reserves as of December 31, 2019 [1]

[1]
Includes reserves for future policy benefits and other policyholder funds and benefits payable of $635 and $755, respectively, of which $411 and $459, respectively, relate to the Group Benefits segment with the remainder related to run-off structured settlement and terminal funding agreements within Corporate.

The reserve for unpaid losses and loss adjustment expenses includes a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these insurance claims, including reserves related to both Property & Casualty and Group Benefits.
Total Property & Casualty Reserves as of December 31, 2019

Further discussion of The Hartford’s property and casualty insurance product reserves, including run-off asbestos and environmental claims reserves within P&C Other Operations, may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Property and Casualty Insurance Product Reserves. Additional discussion may be found in Notes to Consolidated Financial Statements, including in the Company’s accounting policies for insurance product reserves within Note 1 - Basis of Presentation and Significant Accounting Policies and in Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
Total Group Benefits Reserves as of December 31, 2019 [1]
[1]Includes $118 of short-term disability reserves and $46 of supplemental health reserves.
[2]Includes $294 of paid up life reserves and policy reserves on life policies, $105 of reserves for conversions to individual life and $12 of other reserves.
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

Part I - Item 1. Business

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
Geographic Distribution of Earned Premium (% of total)

Location	Commercial Lines	Personal Lines	Group Benefits	Total
California	8%	2%	3%	13%
New York	5%	1%	2%	8%
Texas	4%	1%	2%	7%
Florida	2%	1%	2%	5%
All other [1]	30%	14%	23%	67%
Total	49%	19%	32%	100%

[1]	No other single state or country accounted for 5% or more of the Company's consolidated earned premium written in 2019.

CLAIMS ADMINISTRATION FOR P&C AND GROUP BENEFITS
Claims administration includes the functions associated with the receipt of initial loss notices, claims adjudication and estimates, legal representation for insureds where appropriate, establishment of case reserves, payment of losses and notification to reinsurers. These activities are performed by approximately 7,100 claim professionals located in 50 states, Washington D.C and 5 international locations, organized to meet the specific claim service needs for our various product offerings. Our combined workers’ compensation and Group Benefits units enable us to leverage synergies for improved outcomes.
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
As of December 31, 2019 and 2018, the fair value of HIMCO’s total assets under management was approximately $98.0 billion and $89.6 billion, respectively, including $42.4 billion and $40.2 billion, respectively, that were held in HIMCO managed third party accounts and $4.1 billion and $3.6 billion, respectively, that support the Company's pension and other post-retirement benefit plans.
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

Part I - Item 1. Business

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
The Hartford's Investment Portfolio of $53.0 billion as of December 31, 2019
ENTERPRISE RISK MANAGEMENT
The Company has insurance, operational and financial risks. For discussion on how The Hartford manages these risks, see Part II, Item 7, MD&A - Enterprise Risk Management.
REGULATION
State and Foreign Insurance Laws
State insurance laws are intended to supervise and regulate insurers with the goal of protecting policyholders and ensuring the solvency of the insurers. As such, the insurance laws and regulations grant broad authority to state insurance departments (“Departments”) to oversee and regulate the business of insurance. The Departments monitor the financial stability of an insurer by requiring insurers to maintain certain solvency standards and minimum capital and surplus requirements; invested asset requirements; state deposits of securities; guaranty fund premiums; restrictions on the size of risks which may be insured under a single policy; and adequate reserves and other necessary provisions for unearned premiums, unpaid losses and loss adjustment expenses and other liabilities, both reported and unreported. In addition, the Departments perform periodic market and financial examinations of insurers and require insurers to file annual and other reports on the financial condition of the companies. Policyholder protection is also regulated by the Departments through licensing of insurers, sales employees, agents and brokers and others; approval of premium rates and policy forms; claims administration requirements; and maintenance of minimum rates for accumulation of surrender values.
Many states also have laws regulating insurance holding company systems. These laws require insurance companies, which are formed and chartered in the state ( “Domestic Insurers”), to register with the state department of insurance (referred to as their “domestic state or regulator”) and file information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Insurance holding company regulations principally relate to (i) state insurance approval of the acquisition of Domestic Insurers, (ii) prior review or approval of certain transactions between the domestic insurer and its affiliates, and (iii) regulation of dividends made by the domestic insurer. All transactions within a holding company system affecting Domestic Insurers must be determined to be fair and equitable.
The NAIC, the organization that works to promote standardization of best practices and assists state insurance regulatory authorities and insurers, conducted the “Solvency Modernization Initiative” (the “Solvency Initiative”). The effort focused on reviewing the U.S. financial regulatory system and financial regulation affecting insurance companies including capital requirements, corporate governance and risk management, group supervision, statutory accounting and financial reporting and reinsurance. As a result of the Solvency Initiative, the NAIC adopted model regulations, adopted by the Company’s lead regulator of Connecticut, requiring insurers to file disclosures annually on their risk management and corporate governance practices under the Corporate Governance Annual Disclosure Model Act, Risk Management and Own Risk and Solvency Assessment Model Act (ORSA) and Holding Company Act Enterprise Risk Report.
The extent of financial services regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Some countries have minimal regulatory requirements, while others regulate financial services providers extensively. Foreign financial services providers in certain countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. In addition, an insurance company underwriting risks through the Lloyd’s of London market (“Lloyd’s") utilizes a special vehicle (the “Syndicate”) and is required to comply with Lloyd’s capital requirements. Lloyd’s determines the amount of capital, known as Funds at Lloyd’s (“FAL”), that each Syndicate has to provide in order to support the amount and the level of risk (as determined by Lloyd’s) of the business which the Syndicate is expected to underwrite. Under Solvency II, insurers are required to hold a sufficient level of capital. Syndicates seeking to utilize letters of credit or other third party guarantees to meet Solvency II requirements must first obtain approval from the Prudential Regulation Authority.

Part I - Item 1. Business

Federal and State Securities and Financial Regulation Laws
The Company sells and distributes its mutual funds through a broker dealer subsidiary, and is subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority, the SEC and/or, in some instances, state securities administrators. Other subsidiaries operate as investment advisers registered with the SEC under the Investment Advisers’ Act of 1940, as amended, and are registered as investment advisers under certain state laws, as applicable. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include, among other things, regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, recordkeeping, and reporting requirements.
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
EMPLOYEES
The Hartford has approximately 19,500 employees as of December 31, 2019.
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
The Company’s investment portfolio and insurance liabilities are sensitive to changes in economic, political and global capital market conditions, such as the effect of a weak economy and changes in credit spreads, equity prices, interest rates, inflation, foreign currency exchange rates, and shifts in demand and supply of U.S. dollars. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, a weak real estate market, lower business investment and lower consumer spending may adversely affect the demand for insurance and financial products and lower the Company’s

Part I - Item 1A. Risk Factors

profitability in some cases. In addition, a deterioration in global economic conditions and/or geopolitical conditions, including due to military action, trade wars, tariffs or other actions with respect to international trade agreements or policies, has the potential to, among other things, reduce demand for our products, reduce exposures we insure, drive higher inflation that could increase the Company’s loss costs and result in increased incidence of claims, particularly for workers’ compensation and disability claims. The Company’s investment portfolio includes limited partnerships and other alternative investments and equity securities for which changes in value are reported in earnings. These investments may be adversely impacted by economic volatility, including real estate market deterioration, which could impact our net investment returns and result in an adverse impact on operating results.
Below are several key factors impacted by changes in economic, political, and global market conditions and their potential effect on the Company’s business and results of operations:

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

•
Equity Markets Risk - A decline in equity markets may result in unrealized capital losses on investments in equity securities recorded against net income and lower earnings from Hartford Funds where fee income is earned based upon the fair value of the assets under management. Equity markets are unpredictable. During 2018 and 2019, the equity markets were more volatile than in prior periods, which could be indicative of a greater risk of a decline. For additional information on equity market sensitivity, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk- Equity Risk.

•
Interest Rate Risk - Global economic conditions may result in the persistence of a low interest rate environment which would continue to pressure our net investment income and could result in lower margins on certain products. For additional information on interest rate sensitivity, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk - Interest Rate Risk

New and renewal business for our property and casualty and group benefits products is priced considering prevailing interest rates. As interest rates decline, in order to achieve the same economic return, we would have to increase product prices to offset the lower anticipated investment income earned on invested premiums. Conversely, as interest rates rise, pricing targets will tend to decrease to reflect higher anticipated investment income. Our ability to effectively react to such changes in interest rates may affect our competitiveness in the marketplace, and in turn, could reduce written premium and earnings. For additional information on interest rate sensitivity, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk - Interest Rate Risk.
In addition, due to the long-term nature of the liabilities within our Group Benefits operations, particularly for long-term disability, declines in interest rates over an extended period of time would result in our having to reinvest at lower yields. On the other hand, a rise in interest rates, in the absence of other countervailing changes, would reduce the market value of our investment portfolio. A decline in market value of invested assets due to an increase in interest rates could also limit our ability to realize tax benefits from recognized capital losses.

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

•
Foreign Currency Exchange Rate - Changes in foreign currency exchange rates may impact our non-U.S. dollar denominated investments and foreign subsidiaries. As the Company has expanded its international operations, exposure to exchange rate fluctuations has increased. We hold cash and fixed maturity securities denominated in foreign currencies, including British Pounds and Canadian dollars, among others, and also have other assets and liabilities denominated in foreign currencies such as premiums receivable and loss reserves. While the Company predominately uses asset-liability matching, including the use of derivatives, to hedge certain of these exposures to fluctuations in foreign currency exchange rates, these actions do not eliminate the risk that changes in the exchange rates of foreign currencies to the U.S. dollar could result in financial loss to the Company, including realized or unrealized capital losses resulting from currency revaluation and increases to regulatory capital requirements for foreign subsidiaries that have net assets that are not denominated in their local currency. For additional information on foreign exchange risk, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk.

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

Part I - Item 1A. Risk Factors

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
The discontinuance of LIBOR may adversely affect the value of certain investments we hold and floating rate securities we have issued, and any other assets or liabilities whose value may be tied to LIBOR.
LIBOR is an indicative measure of the average interest rate at which major global banks could borrow from one another. LIBOR is used as a benchmark or reference rate in certain derivatives and floating rate fixed maturities that are part of our investment portfolio, as well as two classes of junior subordinated debentures that we have issued and are currently outstanding.
In July 2017, the U.K. Financial Conduct Authority announced that by the end of 2021, it intends to stop persuading or compelling banks to report information used to set LIBOR, which could result in LIBOR no longer being published after 2021 or a determination by regulators that LIBOR is no longer representative of its underlying market. Since 2017, actions by regulators have resulted in efforts to establish alternative reference rates to LIBOR in several major currencies. The Alternative Reference Rate Committee, a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Funding Rate (“SOFR”) as its preferred alternative rate for U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The Federal Reserve Bank of New York began publishing daily SOFR in April 2018. Development of broadly accepted methodologies for transitioning from LIBOR, an unsecured forward-looking rate, to SOFR, a secured rate based on historical transactions, is ongoing.
The Company continues to monitor and assess the potential impacts of the discontinuation of LIBOR, which will vary depending on (1) existing contract language to determine a LIBOR replacement rate, referred to as “fallback provisions”, in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallback provisions for both existing and new products or instruments. At this time, it is not possible to predict how markets will respond to these new rates and the effect that the discontinuation of LIBOR might have on new or existing financial instruments. If LIBOR ceases to exist or is found by regulators to no longer be representative, outstanding contracts with interest rates tied to LIBOR may be adversely affected and impact our results of operations through a reduction in value of some of our LIBOR referenced floating rate investments, an increase in the interest we pay on our outstanding junior subordinated debentures, or an adverse impact to hedge effectiveness of derivatives or availability of hedge accounting. Additionally, any discontinuation of or transition from LIBOR may impact pricing, valuation and risk analytic processes and hedging strategies.
For additional information on the Company’s financial instruments that are tied to LIBOR, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition

Part I - Item 1A. Risk Factors

and Results of Operation, Enterprise Risk Management, Financial Risk.
The withdrawal of the U.K. from the E.U. may adversely affect our business, financial condition and results of operation.
In June 2016, the U.K voted in a national referendum to withdraw from the E.U. (“Brexit”) and formal negotiations on the separation process, including the final exit date, have been ongoing and extended various times. The U.K. officially departed from the E.U. on January 31, 2020, with the existing trade agreement (between the E.U. and U.K.) in effect until its expiration date on December 31, 2020.
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
The consequences of U.K.’s withdrawal from the E.U. in the long term are unknown and not quantifiable at this time. However, given the lack of comparable precedent, any effects of a withdrawal may adversely affect our business, financial condition and results of operations.
Insurance Industry and Product Related Risks
Unfavorable loss development may adversely affect our business, financial condition, results of operations and liquidity.
We establish property and casualty loss reserves to cover our estimated liability for the payment of all unpaid losses and loss expenses incurred with respect to premiums earned on our policies. Loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability and other factors. For risks due to evolving changes in social, economic and environmental conditions, see the Risk Factor, “Unexpected and unintended claim and coverage issues under our insurance contracts may adversely impact our financial performance.”
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
We continue to receive A&E claims, the vast majority of which relate to policies written before 1986. Estimating the ultimate gross reserves needed for unpaid losses and related expenses for asbestos and environmental claims is particularly difficult for insurers and reinsurers. The actuarial tools and other techniques used to estimate the ultimate cost of more traditional insurance exposures tend to be less precise when used to estimate reserves for some A&E exposures.
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
Effective December 31, 2016, the Company entered into an agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”) whereby the Company is reinsured for subsequent adverse development on substantially all of its net A&E reserves up to an aggregate net limit of $1.5 billion. We remain directly liable to claimants and if the reinsurer does not fulfill its obligations under the agreement or if future adverse development exceeds the $1.5 billion aggregate limit, we may need to increase our recorded net reserves which could have a material adverse effect on our financial condition, results of operations and liquidity. For additional information related to risks associated with the adverse development cover, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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
The geographic distribution of our business subjects us to catastrophe exposure for events occurring in a number of areas, including, but not limited to: hurricanes in Florida, the Gulf Coast,

Part I - Item 1A. Risk Factors

the Northeast and the Atlantic coast regions of the United States; tornadoes and hail in the Midwest and Southeast; earthquakes in geographical regions exposed to seismic activity; wildfires in the West and the spread of disease. We are also exposed to catastrophe losses in other parts of the world through our global specialty business. Any increases in the values and concentrations of insureds and property in these areas would increase the severity of catastrophic events in the future. In addition, changes in climate and/or weather patterns may increase the frequency and/or intensity of severe weather and natural catastrophe events potentially leading to increased insured losses. Potential examples include, but are not limited to:

•	an increase in the frequency or intensity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere,

•	more frequent and larger wildfires in certain geographies,

•	higher incidence of deluge flooding, and

•	the potential for an increase in frequency and severity of hurricane events.
For a further discussion of climate-related risks, see the above-referenced Risk Factor, “Changing climate and weather patterns may adversely affect our business, financial condition and results of operation.”
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
Terrorism is an example of a significant man-made caused potential catastrophe. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. In addition, workers' compensation policies generally do not have exclusions or limitations for terrorism losses. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program (the "Program") Reauthorization Act of 2019 (“TRIPRA 2019”) is also limited and only applies for certified acts of terrorism that exceed a certain threshold of industry losses. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. TRIPRA 2019 also requires that the federal government create the following reports, which could lead to additional legislation or regulation: (1) Treasury Department to include in its biennial report on the effectiveness of the Program an evaluation of the availability and affordability of terrorism risk insurance for places of worship; and

(2) Government Accountability Office report to analyze and address the vulnerabilities and potential costs of cyber terrorism, adequacy of coverage under the Program, and to make recommendations for future legislative changes to address evolving cyber terrorism risks. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks or other geopolitical or military crises, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio. Terrorist attacks also could disrupt our operation centers. In addition, TRIPRA 2019 expires on December 31, 2027 and if the U.S. Congress does not reauthorize the program or significantly reduces the government’s share of covered terrorism losses, the Company’s exposure to terrorism losses could increase materially unless it can purchase alternative terrorism reinsurance protection in the private markets at affordable prices or takes actions to materially reduce its exposure in lines of business subject to terrorism risk. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Enterprise Risk Management - Insurance Risk Management, Reinsurance as a Risk Management Strategy.
As a result, it is possible that any, or a combination of all, of these factors related to a catastrophe, or multiple catastrophes, whether natural or man-made, can have a material adverse effect on our business, financial condition, results of operations or liquidity.
Pricing for our products is subject to our ability to adequately assess risks, estimate losses and comply with state and international insurance regulations.
We seek to price our property and casualty and group benefits insurance policies such that insurance premiums and future net investment income earned on premiums received will provide for an acceptable profit in excess of underwriting expenses and the cost of paying claims. Pricing adequacy depends on a number of factors, including proper evaluation of underwriting risks, the ability to project future claim costs, our expense levels, net investment income realized, our response to rate actions taken by competitors, legal and regulatory developments, including in international markets, and the ability to obtain regulatory approval for rate changes.
State insurance departments regulate many of the premium rates we charge and also propose rate changes for the benefit of the property and casualty consumer at the expense of the insurer, which may not allow us to reach targeted levels of profitability. In addition to regulating rates, certain states have enacted laws that require a property and casualty insurer to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans. State regulators also require that an insurer offer property and casualty coverage to all consumers and often restrict an insurer's ability to charge the price it might otherwise charge or restrict an insurer's ability to offer or enforce specific policy deductibles. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates or accept additional risk not contemplated in our existing rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, possibly leading to

Part I - Item 1A. Risk Factors

lower returns on equity. The laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state's insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or liquidity. For more on international regulatory risks, see the Risk Factor, “Regulatory and legislative developments could have a material adverse impact on our business, financial condition, results of operations and liquidity.”
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
Competitive activity, use of predictive analytics, or technological changes may adversely affect our market share, demand for our products, or our financial results.
The industries in which we operate are highly competitive. Our principal competitors are other property and casualty insurers, group benefits providers and providers of mutual funds and exchange-traded products. Competitors may expand their risk appetites in products and services where The Hartford currently enjoys a competitive advantage. Larger competitors with more capital and new entrants to the market could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. For example, larger competitors, including those formed through consolidation or who may acquire new entrants to the market, such as insurtech firms, may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. In addition, a number of insurers are making use of predictive analytics to, among other things, improve pricing accuracy, be more targeted in marketing, strengthen customer relationships and provide more customized loss prevention services. If they are able to use predictive analytics and other data and/or adopt innovative new technologies more effectively than we are, it may give them a competitive advantage. Because of the highly competitive nature of the industries we compete in, there can be no assurance that we will continue to compete effectively with our industry rivals, or that competitive pressure will not have a material adverse effect on our business and results of operations.

Our business could also be affected by technological changes, including further advancements in automotive safety features, the development of autonomous or “self-driving” vehicles, and platforms that facilitate ride sharing. These technologies could impact the frequency or severity of losses, disrupt the demand for certain of our products, or reduce the size of the automobile insurance market as a whole. In addition, our business may be disrupted due to failures of accelerated technological changes, including our automation of minimally complex tasks, which may adversely impact our business and results of operations. The risks we insure are also affected by the increased use of technology in homes and businesses, including technology used in heating, ventilation, air conditioning and security systems and the introduction of more automated loss control measures. While there is substantial uncertainty about the timing, penetration and reliability of such technologies, and the legal frameworks that may apply, such as to autonomous vehicles, any such impacts could have a material adverse effect on our business and results of operations.
We may experience difficulty in marketing and providing insurance products and investment advisory services through distribution channels and advisory firms.
We distribute our insurance products, mutual funds and ETPs through a variety of distribution channels and financial intermediaries, including brokers, independent agents, wholesale agents, reinsurance brokers, broker-dealers, banks, registered investment advisors, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through third-party arrangements. For example, we market personal lines products in large part through an exclusive licensing arrangement with AARP that continues through January 1, 2023. Our ability to distribute products through the AARP program may be adversely impacted by membership levels and the pace of membership growth. In addition, the independent agent and broker distribution channel is consolidating which could result in a larger proportion of written premium being concentrated among fewer agents and brokers, potentially increasing our cost of acquiring new business. While we periodically seek to renew or extend third party arrangements, there can be no assurance that our relationship with these third parties will continue or that the economics of these relationships won't change to make them less financially attractive to the Company. An interruption in our relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Unexpected and unintended claim and coverage issues under our insurance contracts may adversely impact our financial performance.
Changes in industry practices and in legal, judicial, social and other environmental conditions, technological advances or fraudulent activities, may require us to pay claims we did not intend to cover when we wrote the policies. Social, economic and environmental issues, including rising income inequality, climate change, prescription drug use and addiction, exposures to new substances or those previously considered to be safe and sexual

Part I - Item 1A. Risk Factors

harassment claims, along with the use of social media to proliferate messaging around such issues, has expanded the theories for reporting claims, which may increase our claims administration and/or litigation costs. State and local governments' increased efforts aimed to respond to the costs and concerns associated with these types of issues, may also lead to expansive, new theories for reporting claims. In addition, these and other social, economic and environmental issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. Some of these changes, advances or activities may not become apparent until some time after we have issued insurance contracts that are affected by the changes, advances or activities and/or we may be unable to compensate for such losses through future pricing and underwriting. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, financial condition, results of operations and liquidity at the time it becomes known.
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
We conduct the vast majority of our business through licensed insurance company subsidiaries. In the United States, statutory accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the NAIC. The minimum capital we must hold is based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The RBC formula for life companies is applicable to our group benefits business and establishes capital requirements relating to insurance, business, asset, credit, interest rate and off-balance sheet risks. The RBC formula for property and casualty companies sets required statutory surplus levels based on underwriting, asset, and credit and off-balance sheet risks.
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
In any particular year, statutory surplus amounts , RBC ratios, FAL and SCR may increase or decrease depending on a variety of factors, including (as applicable)

•	the amount of statutory income or losses generated by our insurance subsidiaries,

•	the amount of additional capital our insurance subsidiaries must hold to support business growth,

•	the amount of dividends or distributions taken out of our insurance subsidiaries or Lloyd’s member company,

•	changes in equity market levels,

•	the value of certain fixed-income and equity securities in our investment portfolio,

•	the value of certain derivative instruments,

•	changes in interest rates,

•	admissibility of deferred tax assets, and

•	changes to the regulatory capital formulas.
Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the amount of capital and regulatory capital formulas of various insurance operations. In addition, rating agencies may implement changes to their regulatory capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. The

Part I - Item 1A. Risk Factors

regulatory capital formulas could also be negatively affected if the NAIC, state insurance regulators or other insurance regulators change the accounting guidance for determining capital adequacy. If our capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may need to use holding company resources or seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
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
As an insurer, we frequently use reinsurance to reduce the effect of losses that may arise from, among other things, catastrophes and other risks that can cause unfavorable results of operations. In addition, our assumed reinsurance business purchases retrocessional coverage for a portion of the risks it assumes. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. The inability or unwillingness of any reinsurer or retrocessionaire to meet its financial obligations to us, including the impact of any insolvency or rehabilitation proceedings involving a reinsurer or retrocessionaire that could affect the Company's access to collateral held in trust, could have a material adverse effect on our financial condition, results of operations and liquidity.
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
Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and carry-forwards for possible foreign tax credits, capital losses and net operating losses. Deferred tax assets are assessed periodically by management to determine if it is more likely than not that the deferred income tax assets will be realized. Factors in management's determination include the performance of the business, including the ability to generate, from a variety of sources and tax planning strategies, sufficient future taxable income and capital gains before net operating loss and capital loss carry-forwards, if any, expire. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on deferred tax assets, then a valuation allowance will be established with a corresponding charge to net income (loss). Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.
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

Part I - Item 1A. Risk Factors

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
Our systems have been, and will likely continue to be, subject to viruses or other malicious codes, unauthorized access, cyber-attacks, cyber frauds or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well. While, to date, The Hartford is not aware of having experienced a material breach of our cyber security systems, administrative, internal accounting and technical controls as well as other preventive actions may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks, business email compromises, ransomware or other security breaches to our systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties, impede or interrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, we routinely transmit to third parties personal, confidential and proprietary information, which may be related to employees and customers, by email and other electronic means, along with receiving and storing such information on our systems. Although we attempt to protect privileged and confidential information, we may be unable to secure the information in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have appropriate controls to protect confidential information.
Our businesses must comply with regulations to control the privacy of customer, employee and third party data, and state, federal and international regulations, including the European Union General Data Protection Regulation and California Consumer Privacy Act, regarding data privacy are becoming increasingly more onerous. A misuse or mishandling of confidential or proprietary information could result in legal liability, regulatory action and reputational harm.
Third parties, including third party administrators and cloud-based systems, are also subject to cyber-breaches of confidential information, along with the other risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, reputation, financial condition, results of operations and liquidity. While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all loss.
Performance problems due to outsourcing and other third-party relationships may compromise our ability to conduct business.
We outsource certain business and administrative functions and rely on third-party vendors to perform certain functions or provide certain services on our behalf and have a significant number of information technology and business processes outsourced with a single vendor. If we are unable to reach agreement in the negotiation of contracts or renewals with certain third-party providers, or if such third-party providers experience disruptions or do not perform as anticipated, we may be unable to meet our obligations to customers and claimants, incur higher costs and lose business which may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the Risk Factor, “Our businesses may suffer and we may incur substantial costs if we are unable to access our systems and safeguard the security of our data in the event of a disaster, cyber breach or other information security incident.”
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

Part I - Item 1A. Risk Factors

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
In addition, in the case of business or asset dispositions, we may have continued financial exposure to the divested businesses through reinsurance, indemnification or other financial arrangements following the transaction. We may also retain a position in securities of the acquirer that purchased the divested business, which subjects us to risks related to the price of the equity securities and our ability to monetize such securities. The expected benefits of acquired or divested businesses may not be realized and involve additional uncertainties and risks that may negatively impact our business, financial condition, results of operations and liquidity.
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

Part I - Item 1A. Risk Factors

as well as strategic transactions such as acquisitions and divestitures.
Our international insurance subsidiaries are subject to the laws and regulations of the relevant jurisdictions in which they operate, including the requirements of the Prudential Regulation Authority and the Financial Conduct Authority in the U.K; the National Bank of Belgium and the Financial Services and Markets Authority in Belgium; and the Commissariat Aux Assurances in Luxembourg. Our Lloyd’s Syndicate is also subject to management and supervision by the Council of Lloyd’s, which has wide discretionary powers to regulate members’ underwriting at Lloyd’s, as well as regulations imposed by overseas regulators where the Lloyd’s Syndicate conducts business.
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
In addition, changes in laws or regulations, particularly relating to privacy and data security and potential limitations on predictive models, such as use of certain underwriting rating variables, may materially impede our ability to execute on business strategies and/or our ability to be competitive. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. In addition, the Federal Reserve Board and the International Association of Insurance Supervisors ("IAIS") continue to advance the development of insurance group capital standards. As of January 1, 2020, the IAIS Insurance Capital Standard entered a five-year monitoring period at the end of which insurance firms are required to be in compliance with such standards. While the Company would not currently be subject to either of these capital standard regimes, it is possible that, in the future, standards similar to what is being contemplated by the Federal Reserve Board or the IAIS could apply to the Company. The NAIC is in the process of developing a U.S. group capital calculation that will employ a methodology based on aggregated risk-based capital.
Further, a particular regulator or enforcement authority may interpret a legal, accounting, or reserving issue differently than we have, exposing us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may be challenged by state insurance departments and other regulators. The result of those potential challenges could require us to increase levels of regulatory capital and reserves or incur higher operating and/or tax costs.
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
Like any major P&C insurance company, litigation is a routine part of The Hartford’s business - both in defending and indemnifying our insureds and in litigating insurance coverage disputes. The Hartford accounts for such activity by establishing unpaid loss and loss adjustment expense reserves. Significant changes in the legal environment could cause our ultimate liabilities to change from our current expectations. Such changes could be judicial in nature, like trends in the size of jury awards, developments in the law relating to tort liability or the liability of insurers, and rulings concerning the scope of insurance coverage or the amount or types of damages covered by insurance. In addition, changes in federal or state laws and regulations relating to the liability of insurers or policyholders, including state laws expanding “bad faith” liability and state “reviver” statutes, extending statutes of limitations for certain sexual abuse claims, could result in changes in business practices, additional litigation, or could result in unexpected losses, including increased frequency and severity of claims.   It is impossible to forecast such changes reliably, much less to predict how they might affect our loss reserves or how those changes might adversely affect our ability to price our insurance products appropriately. Thus, significant judicial or legislative developments could adversely affect The Hartford’s business, financial condition, results of operations and liquidity.
Changes in federal, state or foreign tax laws could adversely affect our business, financial condition, results of operations and liquidity.
Changes in federal, state or foreign tax laws and tax rates or regulations could have a material adverse effect on our profitability and financial condition. The Company’s federal and state tax returns reflect certain items such as tax-exempt bond interest, tax credits, and insurance reserve deductions. There is an increasing risk that, in the context of deficit reduction or overall tax reform in the U.S., federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies, and/or its policyholders. In addition, the Organization for Economic Co-operation and Development’s efforts around Global Pillars I and II dealing with possible new digital taxes and global minimum taxes, if enacted, could increase the Company’s overall tax burden, adversely affecting the Company’s business, financial condition and results of operation.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act" ("Tax Reform"). There is a risk that Congress could enact future legislation that may change or eliminate the provisions of that Tax Reform or affect how the provisions apply to the Company including a corporate tax rate increase or other changes that may affect the manner in which insurance

Part I - Item 1A. Risk Factors

companies are taxed. Moreover we could continue to see states enact changes to their tax laws including the state impacts of Tax Reform, such as limitations on interest deductions and income earned by foreign affiliates, which, in turn, could adversely affect the Company's business and financial results. Among other risks, there is risk that these additional clarifications could increase the taxes on the Company, further increase administrative costs, make the sale of our products more costly and/or make our products less competitive.
Regulatory requirements could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests.
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the acquirer's plans for the future operations of the domestic insurer, and any such additional information as the insurance commissioner may deem necessary or appropriate for the protection of policyholders or in the public interest. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10 percent or more of the voting securities of the domestic insurer or its parent company. Because a person acquiring 10 percent or more of our common stock would indirectly control the same percentage of the stock of our U.S. insurance subsidiaries, the insurance change of control laws of various U.S. jurisdictions would likely apply to such a transaction. Other laws or required approvals pertaining to one or more of our existing subsidiaries, or a future subsidiary, may contain similar or additional restrictions on the acquisition of control of the Company. These laws and similar rules applying to subsidiaries domiciled outside of the United States may discourage potential acquisition proposals and may delay, deter, or prevent a change of control, including transactions that our Board of Directors and some or all of our stockholders might consider to be desirable.
Changes in accounting principles and financial reporting requirements could adversely affect our results of operations or financial condition.
As an SEC registrant, we are currently required to prepare our financial statements in accordance with U.S. GAAP, as promulgated by the Financial Accounting Standards Board ("FASB"). Accordingly, we are required to adopt new guidance or interpretations which may have a material effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements.
Item 2. PROPERTIES
As of December 31, 2019, The Hartford owned building space totaling approximately 1.8 million square feet consisting principally of 1.77 million square feet for its home office complex in Hartford, Connecticut and other properties within the greater Hartford, Connecticut area, and approximately 22 thousand square feet in Belgium. In addition, we lease offices throughout North America, Europe and other overseas locations to house administrative, claims handling, sales and other business operations. As of December 31, 2019, The Hartford leased approximately 1.6 million square feet throughout North America, 22 thousand square feet in London and 10 thousand square feet in other overseas and European branches. All of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.
Item 3. LEGAL PROCEEDINGS
LITIGATION
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it, including claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper claims practices. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to The Hartford's A&E claims discussed in Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5. MARKET FOR THE HARTFORD’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”. As of February 19, 2020, the Company had approximately 10,525 registered holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
On June 13, 2019, the Company’s Chief Executive Officer certified to the NYSE that he is not aware of any violation by the Company of NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE’s Listed Company Manual.
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

Repurchases of Common Stock by the Issuer for the Three Months Ended December 31, 2019
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2019 - October 31, 2019	608,005	$58.32	608,005	$874
November 1, 2019 - November 30, 2019	214,357	$60.93	214,357	$861
December 1, 2019 - December 31, 2019	1,008,914	$60.89	1,008,914	$800
Total	1,831,276	$60.04	1,831,276
Total Return to Stockholders

The following tables present The Hartford’s annual return percentage and five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.

Annual Return Percentage
	For the years ended
Company/Index	2015	2016	2017	2018	2019
The Hartford Financial Services Group, Inc.	6.13%	11.81%	20.25%	(19.24)%	39.71%
S&P 500 Index	1.38%	11.96%	21.83%	(4.38)%	31.49%
S&P Insurance Composite Index	2.33%	17.58%	16.19%	(11.21)%	29.38%

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cumulative Five-Year Total Return
	Base
	Period	For the years ended
Company/Index	2014	2015	2016	2017	2018	2019
The Hartford Financial Services Group, Inc.	$100	106.13	118.66	142.68	115.23	161.00
S&P 500 Index	$100	101.38	113.51	138.29	132.23	173.86
S&P Insurance Composite Index	$100	102.33	120.32	139.80	124.13	160.60

Part II - Item 6. Selected Financial Data

Item 6. SELECTED FINANCIAL DATA
The following table sets forth the Company's selected consolidated financial data at the dates and for the periods indicated below. The selected financial data should be read in conjunction with the MD&A presented in Item 7 and the Company's Consolidated Financial Statements and the related Notes beginning on page F-1.

(In millions, except per share data)	2019	2018	2017	2016	2015
Income Statement Data
Total revenues	$20,740	$18,955	$17,162	$16,291	$16,187
Income from continuing operations, before tax	$2,560	$1,753	$723	$447	$1,478
Income (loss) from continuing operations, net of tax	$2,085	$1,485	$(262)	$613	$1,189
Income (loss) from continuing operations, net of tax, available to common stockholders [1]	$2,064	$1,479	$(262)	$613	$1,189
Income (loss) from discontinued operations, net of tax	$—	$322	$(2,869)	$283	$493
Net income (loss)	$2,085	$1,807	$(3,131)	$896	$1,682
Balance Sheet Data
Total assets	$70,817	$62,307	$225,260	$224,576	$229,616
Short-term debt	$500	$413	$320	$416	$275
Total debt	$4,848	$4,678	$4,998	$4,910	$5,216
Preferred stock	$334	$334	$—	$—	$—
Total stockholders’ equity	$16,270	$13,101	$13,494	$16,903	$18,024
Income (loss) from continuing operations, net of tax, available to common stockholders per common share [1]
Basic	$5.72	$4.13	$(0.72)	$1.58	$2.86
Diluted	$5.66	$4.06	$(0.72)	$1.55	$2.80
Cash dividends declared per common share	$1.20	$1.10	$0.94	$0.86	$0.78

[1]	Income from continuing operations, net of tax, available to common stockholders includes the impact of preferred stock dividends.

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
On May 23, 2019, the Company completed the previously announced acquisition of Navigators Group, a global specialty underwriter, for $70 a share, or $2.137 billion in cash, including transaction expenses. Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased an aggregate excess of loss reinsurance agreement covering adverse development (“Navigators ADC”) from National Indemnity Company ("NICO") on behalf of Navigators Insurance Company and certain of its affiliates (collectively, the “Navigators Insurers”). For further information regarding the Navigators ADC, refer to Insurance Risk in the Enterprise Risk Management section. Navigators Group revenue and earnings since the acquisition date are included in the operating results of the Company's Commercial Lines reporting segment. For discussion of this transaction, see Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements
On May 31, 2018, Hartford Holdings, Inc., a wholly owned subsidiary of the Company, completed the sale of the issued and outstanding equity of Hartford Life, Inc. (“HLI”), a holding company, and its life and annuity operating subsidiaries. For discussion of this transaction, see Note 21 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
On February 16, 2018, The Hartford entered into a renewal rights agreement with the Farmers Exchanges, of the Farmers Insurance Group of Companies, to acquire its Foremost-branded small commercial business sold through independent agents. Written premium from this agreement began in the third quarter of 2018.

Certain reclassifications have been made to historical financial information presented in the MD&A to conform to the current period presentation.
Restricted cash has been reclassified out of cash to a separate line on the Consolidated Balance Sheet.
The Hartford defines increases or decreases greater than or equal to 200% as “NM” or not meaningful.
For discussion of the earliest of the three years included in the financial statements of the current filing, please refer to Part 2, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in The Hartford’s 2018 Form 10-K Annual Report.
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
Book Value per Diluted Share (excluding AOCI)- This is a non-GAAP per share measure that is calculated by dividing (a) common stockholders' equity, excluding AOCI, after tax, by (b) common shares outstanding and dilutive potential common shares. The Company provides this measure to enable investors to analyze the amount of the Company's net worth that is primarily attributable to the Company's business operations. The Company believes that excluding AOCI from the numerator is useful to investors because it eliminates the effect of items that can fluctuate significantly from period to period, primarily based on changes in interest rates. Book value per diluted share is the most directly comparable U.S. GAAP measure.
Combined Ratio- the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expenses for every $100 of earned premiums. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses.
Core Earnings- The Hartford uses the non-GAAP measure core earnings as an important measure of the Company’s operating performance. The Hartford believes that core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain items. Therefore, the following items are excluded from core earnings:

•
Certain realized capital gains and losses - Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income.

•
Integration and transaction costs in connection with an acquired business - As transaction costs are incurred upon acquisition of a business and integration costs are completed within a short period after an acquisition, they do not represent ongoing costs of the business.

•	Loss on extinguishment of debt - Largely consisting of make-whole payments or tender premiums upon paying debt off before maturity, these losses are not a recurring operating expense of the business.

•
Gains and losses on reinsurance transactions - Gains or losses on reinsurance, such as those entered into upon sale of a business or to reinsure loss reserves, are not a recurring operating expense of the business.

•
Change in loss reserves upon acquisition of a business - These changes in loss reserves are excluded from core earnings because such changes could obscure the ability to compare results in periods after the acquisition to results of periods prior to the acquisition.

•
Income tax benefit from reduction in deferred income tax valuation allowance - Valuation allowances, including the establishment and/or release of an allowance, against tax attributes like capital loss and net operating loss carryovers are infrequent.

•
Results of discontinued operations - These results are excluded from core earnings for businesses sold or held for sale because such results could obscure the ability to compare period over period results for our ongoing businesses.

•
Deferred gain resulting from retroactive reinsurance and subsequent changes in the deferred gain - Retroactive reinsurance agreements economically transfer risk to the reinsurers and including the full benefit from retroactive reinsurance in core earnings provides greater insight into the economics of the business.

In addition to the above components of net income available to common stockholders that are excluded from core earnings, preferred stock dividends declared, which are excluded from net income available to common stockholders, are included in the determination of core earnings. Preferred stock dividends are a cost of financing more akin to interest expense on debt and are expected to be a recurring expense as long as the preferred stock is outstanding.
Net income (loss), net income (loss) available to common stockholders and income from continuing operations, net of tax, available to common stockholders (during periods when the Company reports significant discontinued operations) are the most directly comparable U.S. GAAP measures to core earnings. Income from continuing operations, net of tax, available to common stockholders is net income available to common stockholders, excluding the income (loss) from discontinued operations, net of tax. Core earnings should not be considered as a substitute for net income (loss), net income (loss) available to common stockholders or income (loss) from continuing operations, net of tax, available to common stockholders and does not reflect the overall profitability of the Company’s business. Therefore, The Hartford believes that it is useful for investors to evaluate net income (loss), net income (loss) available to common stockholders, income (loss) from continuing operations, net of tax, available to common stockholders and core earnings when reviewing the Company’s performance.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings

	For the years ended December 31,
	2019	2018	2017
Net income (loss)	$2,085	$1,807	$(3,131)
Preferred stock dividends	21	6	—
Net income (loss) available to common stockholders	2,064	$1,801	$(3,131)
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized capital losses (gains) excluded from core earnings, before tax	(389)	118	(160)
Loss on extinguishment of debt, before tax	90	6	—
Loss on reinsurance transactions, before tax	91	—	—
Pension settlement, before tax	—	—	750
Integration and transaction costs associated with acquired business, before tax	91	47	17
Change in loss reserves upon acquisition of a business, before tax	97	—	—
Change in deferred gain on retroactive reinsurance, before tax	16	—	—
Income tax expense (benefit) [1]	2	(75)	669
Loss (income) from discontinued operations, net of tax	—	(322)	2,869
Core earnings	$2,062	$1,575	$1,014

[1]
Includes income tax benefit on items not included in core earnings and other federal income tax benefits and charges, including an $877 charge in 2017 primarily due to a reduction in net deferred tax assets as a result of the decrease in the Federal income tax rate from 35% to 21%.

Core Earnings Margin- The Hartford uses the non-GAAP measure core earnings margin to evaluate, and believes it is an important measure of, the Group Benefits segment's operating performance. Core earnings margin is calculated by dividing core earnings by revenues, excluding buyouts and realized gains (losses). Net income margin is the most directly comparable U.S. GAAP measure. The Company believes that core earnings margin provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses) as well as other items excluded in the calculation of core earnings. Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both core earnings margin and net income margin when reviewing performance. A reconciliation of net income to core earnings margin is set forth in the Group Benefits Operating Summary.
Current Accident Year Catastrophe Ratio- a component of the loss and loss adjustment expense ratio, represents the ratio of catastrophe losses incurred in the current accident year (net of reinsurance) to earned premiums. For U.S. events, a catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers, as defined by the Property Claim Services office of Verisk. For international events, the Company's approach is similar, informed, in part, by how Lloyd's of London defines catastrophes. Lloyd's of London is an insurance market-place operating worldwide ("Lloyd's"). Lloyd's does not underwrite risks. The Company accepts risks as the sole member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"). The current accident year catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.

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
Loss and Loss Adjustment Expense Ratio- a measure of the cost of claims incurred in the calendar year divided by earned premium and includes losses and loss adjustment expenses incurred for both the current and prior accident years. Among other factors, the loss and loss adjustment expense ratio needed for the Company to achieve its targeted ROE fluctuates from year to year based on changes in the expected investment yield over the claim settlement period, the

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

timing of expected claim settlements and the targeted returns set by management based on the competitive environment.
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

Premium Retention- represents renewal premium written in the current period divided by total premium written in the prior period.
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
Return on Assets ("ROA"), Core Earnings- The Company uses this non-GAAP financial measure to evaluate, and believes is an important measure of, the Hartford Funds segment’s operating performance. ROA, core earnings is calculated by dividing annualized core earnings by a daily average AUM. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of the Hartford Funds segment because it reveals trends in our business that may be obscured by the effect of items excluded in the calculation of core earnings. ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our Hartford Funds business. Therefore, the Company believes it is important for investors to evaluate both ROA, and ROA, core earnings when reviewing the Hartford Funds segment performance. A reconciliation of ROA to ROA, core earnings is set forth in the Results of Operations section within MD&A - Hartford Funds.
Underlying Combined Ratio-This non-GAAP financial measure of underwriting results represents the combined ratio before catastrophes, prior accident year development and current accident year change in loss reserves upon acquisition of a business. Combined ratio is the most directly comparable GAAP measure. The underlying combined ratio represents the combined ratio for the current accident year, excluding the impact of current accident year catastrophes and current accident year change in loss reserves upon acquisition of a business. The Company believes this ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year loss and loss adjustment expense reserve development. The changes to loss reserves upon acquisition of a business are excluded from underlying combined ratio because such changes could obscure the ability to compare results in periods after the acquisition to results of periods prior to the acquisition as such trends are valuable to our investors' ability to assess the Company's financial performance. A reconciliation of combined ratio to underlying combined ratio is set forth in the Commercial Lines and Personal Lines Operating Summaries.
Underwriting Gain (Loss)- The Hartford's management evaluates profitability of the Commercial and Personal Lines segments primarily on the basis of underwriting gain or loss. Underwriting gain (loss) is a before tax non-GAAP measure that represents earned premiums less incurred losses, loss adjustment expenses and underwriting expenses. Net income (loss) is the most directly comparable GAAP measure. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of The Hartford's pricing. Underwriting profitability over time is also greatly influenced by The Hartford's underwriting discipline, as management strives to manage exposure to loss through favorable risk selection and diversification, effective management of claims, use of reinsurance and its ability to manage its expenses. The Hartford believes that the measure underwriting gain (loss) provides investors with a valuable measure of profitability, before tax, derived from underwriting activities, which are managed separately from the Company's investing activities.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)

	For the years ended December 31,
	2019	2018	2017
Commercial Lines
Net income	$1,192	$1,212	$865
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(2)	(2)	(1)
Net investment income	(1,129)	(997)	(949)
Net realized capital losses (gains)	(271)	43	(103)
Other expense (income)	38	2	(1)
Loss on reinsurance transaction	91	—	—
Income tax expense	270	267	377
Underwriting gain	$189	$525	$188
Personal Lines
Net income (loss)	$318	$(32)	$(9)
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(13)	(16)	(16)
Net investment income	(179)	(155)	(141)
Net realized capital losses (gains)	(43)	7	(15)
Other expense (income)	1	1	(1)
Income tax expense (benefit)	76	(19)	26
Underwriting gain (loss)	$160	$(214)	$(156)
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
THE HARTFORD'S OPERATIONS
Overview
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property &

Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category discontinued operations related to the life and annuity business sold in May 2018, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). Talcott Resolution is the holding company of the life and annuity business that we sold in May 2018. In addition, Corporate includes a 9.7% ownership interest in the legal entity that acquired the life and annuity business sold.
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
Similar to Property & Casualty, profitability of the Group Benefits business depends, in large part, on the ability to evaluate and price risks appropriately and make reliable estimates of mortality, morbidity, disability and longevity. To manage the pricing risk, Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. However, as policies are typically sold with rate guarantees of up to three years, pricing for the Company’s products could prove to be inadequate if loss and expense trends emerge adversely during the rate guarantee period or if investment returns are lower than expected at the time the products were sold. For some of its products, the Company is required to obtain approval for its premium rates from state insurance departments. New and renewal business for group benefits business, particularly for long-term disability, are priced using an assumption about expected investment yields over time. While the Company employs asset-liability duration matching strategies to mitigate risk and may use interest-rate sensitive derivatives to hedge its exposure in the Group Benefits investment portfolio, cash flow patterns related to the payment of benefits and claims are uncertain and actual investment yields could differ significantly from expected investment yields, affecting profitability of the business. In addition to appropriately evaluating and pricing risks, the profitability of the Group Benefits business depends on other factors, including the Company’s response to pricing decisions and other actions taken by competitors, its ability to offer voluntary products and self-service capabilities, the persistency of its sold business and its ability to manage its expenses which it seeks to achieve through economies of scale and operating efficiencies.
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
For further information on the Company's reporting segments, refer to Part I, Item 1, Business — Reporting Segments.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2019 Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $263 or 15%	Ý	Increased $0.71 or 14%	Ý	Increased $8.79 or 25%
+	Higher net investment income and net realized capital gains in 2019	+	Increase in net income	+
Increase in common stockholders' equity resulting primarily from an increase in AOCI, largely driven by the impact of lower interest rates and tighter credit spreads on unrealized capital gains (losses)

		-	Marginal increase in dilutive shares from the prior year
+	Lower current accident year catastrophe losses in Personal Lines

+	Lower group disability loss ratio
-	Lower discontinued operations income			+	Net income in excess of stockholder dividends
-	Lower non-catastrophe current accident year P&C underwriting results
				-	Marginal increase in dilutive shares from the prior year
-	Loss on reinsurance and reserve increases due to Navigators Group acquisition and higher loss on debt extinguishment and integration costs

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Ý	Increased 10 bps	Þ	Improved 0.6 points	Ý	Increased 3.2 points
+	Higher returns on equity fund investments	-	Lower current accident year catastrophes	+	Lower group disability loss ratio
				+	Change to net realized capital gains in 2019
+	Greater returns on limited partnerships and other alternative investments	+	Higher expense ratio
		+	Lower level of net favorable prior accident year development	-	Higher commission rates on voluntary products
+	Higher mortgage loan prepayment penalties
		+	Higher Navigators Group loss ratio, higher non-catastrophe property losses and a higher workers’ compensation loss ratio, partially offset by a lower Personal Lines auto loss ratio	-	Greater operating expenses due to investments in technology and claims operations
-	Lower reinvestment rates

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes beginning on page F-1 as well as with the segment operating results sections of the MD&A.
Consolidated Results of Operations

	2019	2018	2017	Increase (Decrease) From 2018 to 2019	Increase (Decrease) From 2017 to 2018
Earned premiums	$16,923	$15,869	$14,141	$1,054	$1,728
Fee income	1,301	1,313	1,168	(12)	145
Net investment income	1,951	1,780	1,603	171	177
Net realized capital gains (losses)	395	(112)	165	507	(277)
Other revenues	170	105	85	65	20
Total revenues	20,740	18,955	17,162	1,785	1,793
Benefits, losses and loss adjustment expenses	11,472	11,165	10,174	307	991
Amortization of deferred policy acquisition costs	1,622	1,384	1,372	238	12
Insurance operating costs and other expenses	4,580	4,281	4,563	299	(282)
Loss on extinguishment of debt	90	6	—	84	6
Loss on reinsurance transactions	91	—	—	91	—
Interest expense	259	298	316	(39)	(18)
Amortization of other intangible assets	66	68	14	(2)	54
Total benefits, losses and expenses	18,180	17,202	16,439	978	763
Income from continuing operations, before tax	2,560	1,753	723	807	1,030
Income tax expense	475	268	985	207	(717)
Income (loss) from continuing operations, net of tax	2,085	1,485	(262)	600	1,747
Income (loss) from discontinued operations, net of tax	—	322	(2,869)	(322)	3,191
Net income (loss)	2,085	1,807	(3,131)	278	4,938
Preferred stock dividends	21	6	—	15	6
Net income (loss) available to common stockholders	$2,064	$1,801	$(3,131)	$263	$4,932
Year ended December 31, 2019 compared to year ended December 31, 2018
Net income available to common stockholders increased by $263 driven by an increase in income from continuing operations, partially offset by a reduction in income from discontinued operations due to the sale in May 2018 of the life and annuity business. Income from continuing operations, net of tax, increased by $600 primarily due to a change to net realized capital gains in 2019 compared to net realized capital losses in 2018, lower current accident year catastrophe losses in P&C, higher net investment income, and a lower disability loss ratio in Group Benefits, partially offset by a loss on reinsurance and reserve increases upon the acquisition of Navigators Group, lower current accident year P&C underwriting results before catastrophes, a higher loss on extinguishment of debt in 2019 and higher integration costs.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue
Earned Premiums

[1]	For 2019, the total includes $10 recorded in Corporate other revenue.
Year ended December 31, 2019 compared to year ended December 31, 2018
Earned premiums increased primarily due to:

•	An increase in Property and Casualty reflecting an 18% increase in Commercial Lines, including the effect of the Navigators Group acquisition, partially offset by a 6% decline in Personal Lines.

•	Group Benefits was relatively flat as the increase in group disability and the higher premium from voluntary products was largely offset by a decrease in group life.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income decreased due to:

•	Lower fee income in Hartford Funds largely due to a shift to lower fee funds.

•
Partially offset by higher fee income in Corporate resulting from fees earned on the management of the investment portfolio of the life and annuity business sold in May 2018 and higher fee income in Group Benefits related to an increase related to the leave management product and higher persistency.

Net Investment Income
Year ended December 31, 2019 compared to year ended December 31, 2018
Net investment income increased primarily due to:

•	A higher level of invested assets, primarily due to the acquisition of Navigators Group.

•	Higher income from limited partnerships and other alternative investments, higher returns on equity fund investments, and greater income from pre-payment penalties on mortgage loans.
For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.
Net realized capital gains improved compared to net realized capital losses in 2018, with gains in 2019 primarily driven by:

•	Appreciation in the value of equity securities due to higher equity market levels.

•	Higher net gains on sales in 2019 of fixed maturity securities driven by duration and credit management trades.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Benefits, losses and expenses
Losses and LAE Incurred for P&C and GB

[1]	Prior accident year development in 2019 included reserve increases of $84 for legacy Navigators Group reserves.
Year ended December 31, 2019 compared to year ended December 31, 2018
Benefits, losses and loss adjustment expenses increased due to:

•	An increase in incurred losses for Property & Casualty which was driven by an increase in Commercial Lines, partially offset by a decrease in Personal Lines, and was driven by:

–
An increase in Property & Casualty current accident year ("CAY") loss and loss adjustment expenses before catastrophes due to the effect of higher earned premium in Commercial Lines, including the impact of the Navigators Group acquisition, and higher non-catastrophe property losses, partially offset by a lower personal auto liability loss ratio and the effect of lower earned premium in Personal Lines.

–
A decrease in favorable net prior accident year reserve development of $102, before tax. Prior accident year development in 2019 primarily included reserve decreases for workers’ compensation, small commercial package business, catastrophes, personal lines automobile liability, and uncollectible reinsurance, partially offset by increases in general liability and professional liability, including increases in Navigators Group reserves upon acquisition of the business, and commercial lines automobile liability. Prior accident year development in 2018 primarily included a decrease in reserves for workers’ compensation and a decrease in catastrophe reserves for the 2017 hurricanes. For further discussion, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

–	A decline in current accident year catastrophe losses of $358, before tax. Catastrophe losses in 2019 were

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

•	Partially offsetting the increase in Property & Casualty was a decrease in Group Benefits driven by a lower group disability loss ratio and more favorable prior incurral year development.
Amortization of deferred policy acquisition costs was up from the prior year period primarily due to:

•
An increase in Commercial Lines, including the impact from the Navigators Group acquisition and the effect of higher commissions, and an increase in Group Benefits, partially offset by a decrease in Personal Lines.

Insurance operating costs and other expenses increased due to:

•	Higher commissions in Commercial Lines and, to a lesser extent, Group Benefits.

•	Higher information technology and operations costs across Commercial Lines, Personal Lines, and Group Benefits.

•	Transaction costs, integration costs and operating costs incurred in the current year due to the Navigators Group acquisition.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	An increase in direct marketing expenses in Personal Lines to generate new business growth.

•	Partially offset by a decrease in Hartford Funds due to lower variable costs.

Income tax expense increased primarily due to:

•	An increase in income from continuing operations before tax.
For further discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

INVESTMENT RESULTS

Composition of Invested Assets
	December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$42,148	79.5%	$35,652	76.2%
Fixed maturities, at fair value using the fair value option ("FVO")	11	—%	22	—%
Equity securities, at fair value	1,657	3.1%	1,214	2.6%
Mortgage loans	4,215	8.0%	3,704	7.9%
Limited partnerships and other alternative investments	1,758	3.3%	1,723	3.7%
Other investments [1]	320	0.6%	192	0.4%
Short-term investments	2,921	5.5%	4,283	9.2%
Total investments	$53,030	100.0%	$46,790	100.0%
[1] Primarily consists of investments of consolidated investment funds and derivative instruments which are carried at fair value.
Year ended December 31, 2019 compared to the year ended December 31, 2018
Fixed maturities, AFS increased primarily due to the fixed maturities, AFS acquired as part of the acquisition of Navigators Group as well as an increase in valuations due to lower interest rates and tighter credit spreads.

Short-term investments decreased due to the funding of Navigators Group acquisition slightly offset by tax receipts related to the refund of AMT tax credits.

Net Investment Income
	For the years ended December 31,
	2019		2018		2017
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,559	3.8%	$1,459	3.9%	$1,303	3.9%
Equity securities	46	3.4%	32	3.1%	24	2.8%
Mortgage loans	165	4.4%	141	4.1%	124	4.1%
Limited partnerships and other alternative investments	232	14.4%	205	13.2%	174	12.0%
Other [3]	32		20		49
Investment expense	(83)		(77)		(71)
Total net investment income	$1,951	4.1%	$1,780	4.0%	$1,603	4.0%
Total net investment income excluding limited partnerships and other alternative investments	$1,719	3.7%	$1,575	3.7%	$1,429	3.7%

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
Year ended December 31, 2019 compared to the year ended December 31, 2018
Total net investment income increased primarily due to higher asset levels, largely driven by the acquisition of Navigators Group, higher returns on limited partnerships and other alternative investments, and higher mortgage loan income due to higher asset levels and prepayment penalties.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was flat due to higher returns on equity fund investments and

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

prepayment penalties on mortgage loans, offset by lower reinvestment rates.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities and cash equivalent securities, for the year-ended December 31, 2019, was 3.4% which was below the average yield of sales and maturities of 4.0% due to repositioning into slightly higher quality credits at lower interest rates and calls on higher yielding tax-exempt municipals and corporates as well as due to sales and paydowns on higher yielding securities. The average reinvestment rate for the year-ended December 31, 2018 was 4.0% which was higher than the average yield of sales and maturities of 3.7%, due to higher interest rates.
We expect the annualized net investment income yield for the 2020 calendar year, excluding limited partnerships and other alternative investments, to be lower than the portfolio yield earned in 2019 due to lower reinvestment rates. The estimated impact on net investment income yield is subject to change as the composition of the portfolio changes through portfolio management and changes in market conditions.

Net Realized Capital Gains (Losses)
	For the years ended December 31,
(Before tax)	2019	2018	2017
Gross gains on sales	$234	$114	$275
Gross losses on sales	(56)	(172)	(113)
Equity securities [1]	254	(48)	—
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [2]	(3)	(1)	(8)
Valuation allowances on mortgage loans	1	—	(1)
Other, net [3]	(35)	(5)	12
Net realized capital gains (losses)	$395	$(112)	$165

[1]
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2019, were $164 for the year-ended December 31, 2019. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2018, were $(80) for the year-ended December 31, 2018. Prior to January 1, 2018, changes in net unrealized gains (losses) on equity securities were included in AOCI.

[2]	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[3]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration and equity derivatives. Also includes transactional foreign currency revaluation.

Year ended December 31, 2019
Gross gains and losses on sales were primarily driven by issuer-specific selling of corporate securities, continued reduction of tax-exempt municipal bonds and sales of U.S. treasuries for duration management.
Equity securities net gains were primarily driven by appreciation of equity securities due to higher equity market levels.
Other, net losses includes losses on interest rate derivatives of $34 due to higher rates, losses on equity derivatives of $17 due to an increase in domestic equity markets, and losses of $9 due to foreign currency revaluation. These losses were partially offset by gains on credit derivatives of $27 due to credit spread tightening.
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
Other, net losses included losses of $11 related to credit derivatives due to credit spread widening, partially offset by gains of $3 on foreign currency derivatives.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	property and casualty insurance product reserves, net of reinsurance;

•	group benefit LTD reserves, net of reinsurance;

•	evaluation of goodwill for impairment;

•	valuation of investments and derivative instruments including evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on mortgage loans;

•	valuation allowance on deferred tax assets; and

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	contingencies relating to corporate litigation and regulatory matters.
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

Property & Casualty Insurance Product Reserves
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of December 31, 2019
Loss and LAE Reserves, Net of Reinsurance as of December 31, 2019

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance	% Total Reserves-net
Workers’ compensation	$10,418	$—	$—	$10,418	45.3%
General liability	3,494	—	—	3,494	15.2%
Marine	279	—	—	279	1.2%
Package business [1]	1,742	—	—	1,742	7.6%
Commercial property	461	—	—	461	2.0%
Automobile liability	992	1,560	—	2,552	11.1%
Automobile physical damage	15	33	—	48	0.2%
Professional liability	1,050	—	—	1,050	4.6%
Bond	337	—	—	337	1.5%
Homeowners	—	527	—	527	2.3%
Asbestos and environmental	143	10	994	1,147	5.0%
Assumed reinsurance	190	—	112	302	1.3%
All other	212	3	414	629	2.7%
Total reserves-net	19,333	2,133	1,520	22,986	100.0%
Reinsurance and other recoverables	4,030	68	1,177	5,275
Total reserves-gross	$23,363	$2,201	$2,697	$28,261

[1]	Commercial Lines policy packages that include property and general liability coverages are generally referred to as the package line of business.
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
Loss and loss adjustment expense reserves provide for the estimated ultimate costs of paying claims under insurance policies written by the Company, less amounts paid to date. These reserves include estimates for both claims that have been reported and those that have not yet been reported, and include estimates of all expenses associated with processing and settling these claims. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Incurred but not reported (“IBNR”) reserves represent the difference between the estimated ultimate cost of all claims and the actual loss and loss adjustment expenses reported to the Company by claimants (“reported losses”). Reported losses represent cumulative loss and loss adjustment expenses paid plus case reserves for outstanding reported claims. For most lines, Company actuaries evaluate the total reserves (IBNR and case reserves) on an accident year basis. An accident year is the calendar year in which a loss is incurred, or, in the case of claims-made policies, the calendar year in which a loss is reported. For lines acquired from the Navigators Group book of business, total reserves are evaluated on a policy year basis and then converted to accident year. A policy year is the calendar year in which a policy incepts.
Factors that Change Reserve Estimates- Reserve estimates can change over time because of unexpected changes in the external environment. Inflation in claim costs, such as with medical care, hospital care, automobile parts, wages and home and building repair, would cause claims to settle for more than they are initially reserved. Changes in the economy can cause an increase or decrease in the number of reported claims (claim frequency). For example, an improving economy could result in more automobile miles driven and a higher number of automobile reported claims, or a change in economic conditions can lead to more or less workers’ compensation reported claims. An increase in the number or percentage of claims litigated can increase the average settlement amount per claim (claim severity). Changes in the judicial environment can affect interpretations of damages and how policy coverage applies which could increase or decrease claim severity. Over time, judges or juries in certain jurisdictions may be more inclined to determine liability and award damages. New legislation can also change how damages are defined or change the statutes of limitations for the filing of civil suits, resulting in greater claim frequency or severity. In addition, new types of injuries may arise from exposures not contemplated when the policies were written. Past examples include pharmaceutical products, silica, lead paint, molestation or abuse and construction defects.
Reserve estimates can also change over time because of changes in internal Company operations. A delay or acceleration in handling claims may signal a need to increase or reduce reserves from what was initially estimated. Changes in claim patterns may arise through integration of Navigators Group claims practices. New lines of business may have loss development patterns that are not well established. Changes in the geographic mix of business, changes in the mix of business by industry and changes in the mix of business by policy limit or deductible can increase the risk that losses will ultimately develop differently than the loss development patterns assumed in our reserving. In addition, changes in the quality of risk selection in underwriting and changes in interpretations of policy language could increase or decrease ultimate losses from what was assumed in establishing the reserves.
In the case of assumed reinsurance, all of the above risks apply. The Company assumes property and casualty risks from other insurance companies as part of its Global Re business acquired from Navigators Group and from certain pools and associations. Global Re, which is a part of the global specialty business, mostly assumes property, casualty, surety, agriculture, marine and accident and health insurance risks. Changes in the case reserving and reporting patterns of insurance companies ceding to The Hartford can create additional uncertainty in estimating the reserves. Due to the inherent complexity of the assumptions used, final claim settlements may vary significantly from the present estimates of direct and assumed reserves, particularly when those settlements may not occur until well into the future.
Reinsurance Recoverables- Through both facultative and treaty reinsurance agreements, the Company cedes a share of the risks it has underwritten to other insurance companies. The Company records reinsurance recoverables for loss and loss adjustment expenses ceded to its reinsurers representing the anticipated recovery from reinsurers of unpaid claims, including IBNR.
The Company estimates the portion of losses and loss adjustment expenses to be ceded based on the terms of any applicable facultative and treaty reinsurance, including an estimate of IBNR for losses that will ultimately be ceded.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The estimated allowance considers the credit quality of the Company's reinsurers, recent outcomes in arbitration and litigation in disputes between reinsurers and cedants and recent communication activity between reinsurers and cedants that may signal how the Company’s own reinsurance claims may settle. Where its reinsurance contracts permit, the Company secures funding of future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $114 as of December 31, 2019, comprised of $42 related to Commercial Lines, $1 related to Personal Lines and $71 related to Property & Casualty Other Operations.
The Company’s estimate of reinsurance recoverables, net of an allowance for uncollectible reinsurance, is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses for direct and assumed exposures.
Review of Reserve Adequacy- The Hartford regularly reviews the appropriateness of reserve levels at the line of business or more detailed level, taking into consideration the variety of trends that impact the ultimate settlement of claims. For Property & Casualty Other Operations, asbestos and environmental (“Run-off A&E”) reserves are reviewed by type of event rather than by line of business.
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
Reserves are set by line of business within the operating segments. A single line of business may be written in more than one segment. Lines of business for which reported losses emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which reported losses emerge more quickly are referred to as short-tail lines of business. The Company’s shortest-tail lines of business are homeowners, commercial property, marine and automobile physical damage. The longest tail lines of business include workers’ compensation, general liability, professional liability and assumed reinsurance. For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods after a given accident year and, accordingly, may not be indicative of ultimate losses.
Use of Actuarial Methods and Judgments- The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. New methods may be added for specific lines over time to inform these selections where appropriate. The reserve selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates. Most reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for homeowners, commercial property, marine, automobile physical damage, automobile liability, package property business, and workers’ compensation. Other reserves, including most general liability and professional liability lines, are reviewed semi-annually. Certain additional reserves are also reviewed semi-annually or annually, including reserves for losses incurred in accident years older than twelve years for Personal Lines and older than twenty years for Commercial Lines, as well as reserves for bond, assumed reinsurance, latent exposures such as construction defects, and unallocated loss adjustment expenses. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters and, if necessary, performs a reserve review to determine whether the reserve estimate should change.
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
Reserve Discounting- Most of the Company’s property and casualty insurance product reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted a portion of workers’ compensation reserves that have a fixed and determinable payment stream. For further discussion of these discounted liabilities, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
Differences Between GAAP and Statutory Basis Reserves- As of December 31, 2019 and 2018, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were approximately equal to net reserves reported on a statutory basis. The primary difference between the statutory and GAAP reserve amounts is due to reinsurance recoverables on two ceded retroactive reinsurance agreements that are recorded as a reduction of other liabilities under statutory accounting. One of the retroactive reinsurance agreements covers substantially all adverse development on asbestos and environmental reserves subsequent to 2016 and the other covers adverse development on Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018. Under both agreements, the Company cedes to NICO, a subsidiary of Berkshire Hathaway Inc. ("Berkshire").
Reserving Methods by Line of Business- Apart from Run-off A&E which is discussed in the following section on Property & Casualty Other Operations, below is a general discussion of which reserving methods are preferred by line of business. Because the actuarial estimates are generated at a much finer level of detail than line of business (e.g., by distribution channel, coverage, accident period), other methods than those described for the line of business may also be employed for a coverage and accident year within a line of business. Also, as circumstances change, the methods that are given more influence will change.

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

Personal automobile liability
For personal automobile liability, and bodily injury in particular, in addition to traditional paid and reported development methods, the Company relies on frequency/severity techniques and Berquist-Sherman techniques. Because the paid development technique is affected by changes in claim closure patterns and the reported development method is affected by changes in case reserving practices, the Company uses Berquist-Sherman techniques which adjust these patterns to reflect current settlement rates and case reserving practices. The Company generally uses the reported development method for older accident years and a combination of reported development, frequency/severity and Berquist-Sherman methods for more recent accident years. For older accident periods, reported losses are a good indicator of ultimate losses given the high percentage of ultimate losses reported to date. For more recent periods, the frequency/severity techniques are not affected as much by changes in case reserve practices and changing disposal rates and the Berquist-Sherman techniques specifically adjust for these changes.

Commercial automobile liability
The Company performs a variety of techniques, including the paid and reported development methods and frequency/severity techniques. For older, more mature accident years, the Company primarily uses reported development techniques. For more recent accident years, the Company relies on several methods that incorporate expected loss ratios, reported loss development, paid loss development, frequency/severity, case reserve adequacy, and claim settlement rates.

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

Workers’ compensation
Workers’ compensation is the Company’s single largest reserve line of business and a wide range of methods are used. Methods include paid and reported development techniques, the expected loss ratio and Bornhuetter-Ferguson methods, with adjustments based on analysis of larger states. We have seen an acceleration of paid losses relative to historical patterns that began in 2011. This acceleration is due to an increase in lump sum settlements to claimants across multiple accident years and we have adjusted our expected loss development patterns accordingly. Adjusting for the effect of an acceleration in payments compared to historical patterns, paid loss development techniques are generally preferred for the workers' compensation line, particularly for more mature accident years. For less mature accident years, the Company places greater reliance on expected loss ratio methods.

Marine
For marine liability, the Company generally relies on the expected loss ratio, Berquist-Sherman, and reported development techniques. The Company generally weights these techniques together, relying more heavily on the expected loss ratio method at early ages of development and then shifts towards Berquist-Sherman and then more towards the reported development method as a policy year matures. Policy year loss reserve estimates are then converted to an accident year basis. For marine property segments, the Company relies on a Berquist-Sherman method for early development ages then shifts to reported development techniques.

Assumed reinsurance and all other
Standard methods, such as expected loss ratio, Berquist-Sherman and reported development techniques are applied. These methods and analyses are informed by underlying treaty by treaty analyses supporting the ELRs, and cedant data will often inform the loss development patterns. In some instances, reserve indications may also be influenced by information gained from claims and underwriting audits. For the A&H business where the reporting is quick and treaties are not written evenly throughout the year, policy quarter analyses are performed to avoid potential distortions. Policy quarter and policy year loss reserve estimates are then converted to an accident year basis.

Allocated loss adjustment expenses (ALAE)
For some lines of business (e.g., professional liability, assumed reinsurance, and the acquired Navigators Group book of business), ALAE and losses are analyzed together. For most lines of business, however, ALAE is analyzed separately, using paid development techniques and a ratio of paid ALAE to paid loss is applied to loss reserves to estimate unpaid ALAE.

Unallocated loss adjustment expenses (ULAE)
ULAE is analyzed separately from loss and ALAE. For most lines of business, future ULAE costs to be paid are projected based on an expected claim handling cost per claim year, the anticipated claim closure pattern and the ratio of paid ULAE to paid loss is applied to estimated unpaid losses. For some lines, a simplified paid-to-paid approach is used.

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
For a discussion of changes to reserve estimates recorded in 2019, see the Total P&C Insurance Product Reserve Development section below.
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
General liability- Within Commercial Lines, including the acquired Navigators Group book of business, and Property & Casualty Other Operations, the Company has exposure to general liability claims, including from bodily injury, property damage and product liability. Reserves for these exposures can be particularly difficult to estimate due to the long development pattern and uncertainty about how cases will settle. In particular, the Company has exposure to bodily injury claims that is the result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica, talcum powder, head injuries and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions and other organizations relating to molestation or abuse. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company monitors trends in litigation, the external environment including legislation, the similarities to other mass torts and the potential impact on the Company’s reserves. Additionally, uncertainty in estimated claim severity causes reserve variability, particularly with respect to changes in internal claim handling and case reserving practices.
Workers’ compensation- Included in both Small Commercial and in Middle & Large Commercial, workers’ compensation is the Company’s single biggest line of business and the property and casualty line of business with the longest pattern of loss emergence. To the extent that patterns in the frequency of settlement payments deviate from historical patterns, loss reserve estimates would be less reliable. Medical costs make up approximately 50% of workers’ compensation payments. As such, reserve estimates for workers’ compensation are particularly sensitive to changes in medical inflation, the changing use of medical care procedures and changes in state legislative and regulatory environments. In addition, a deteriorating economic environment can reduce the ability of an injured worker to return to work and lengthen the time a worker receives disability benefits. In National Accounts, reserves for large deductible workers’ compensation insurance require estimating losses attributable to the deductible amount that will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company is contractually liable.
Commercial Lines automobile- Uncertainty in estimated claim severity causes reserve variability for commercial automobile losses including reserve variability due to changes in internal claim handling and case reserving practices as well as due to changes in the external environment.
Directors' and officers' insurance- Uncertainty regarding the number and severity of class action suits can result in reserve volatility for both directors' and officers' insurance claims. Additionally, the Company’s exposure to losses under directors’ and officers’ insurance policies, both domestically and internationally, is primarily in excess layers, making estimates of loss more complex.
Personal Lines automobile- While claims emerge over relatively shorter periods, estimates can still vary due to a number of factors, including uncertain estimates of frequency and severity trends. Severity trends are affected by changes in internal claim handling and case reserving practices as well as by changes in the external environment. Changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. Severity trends have increased in recent accident years, in part driven by more expensive parts associated with new automobile technology, causing additional uncertainty about the reliability of past patterns. In addition, the introduction of new products and class plans has led to a different mix of business by type of insured than the Company experienced in the past. Such changes in mix increase the uncertainty of the reserve projections, since historical data and reporting patterns may not be applicable to the new business.
Assumed reinsurance- While the pricing and reserving processes can be challenging and idiosyncratic for insurance companies, the inherent uncertainties of setting prices and estimating such reserves are even greater for the reinsurer. This is primarily due to the longer time between the date of an occurrence and the reporting of claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing pricing and reserving practices among ceding companies. In addition, trends that have affected development of liabilities in the past may not necessarily occur or impact liability development in the same manner or to the same degree in the future. As a result, actual losses and LAE may deviate, perhaps substantially, from the expected estimates.
International business- In addition to several of the line-specific trends listed above, the International business acquired

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

through the Navigators Group book of business may have additional uncertainty due to geopolitical, foreign currency, and other risks. For example, uncertainty with the resolution of Brexit can affect the reserve estimates for international business.
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
The following discussion discloses possible variation from current estimates of loss reserves due to a change in certain key indicators of potential losses. For automobile liability lines in both Personal Lines and Commercial Lines, the key indicator is the annual loss cost trend, particularly the severity trend component of loss costs. For workers’ compensation and general liability, loss development patterns are a key indicator, particularly for more mature accident years. For workers’ compensation, paid loss development patterns have been impacted by medical cost inflation and other changes in loss cost trends. For general liability, incurred loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) and a shift in the mixture between smaller, more routine claims and larger, more complex claims.
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

	Possible Change in Key Indicator	Reserves, Net of Reinsurance December 31, 2018	Estimated Range of Variation in Reserves
Personal Automobile Liability	+/- 2.5. points to the annual assumed change in loss cost severity for the two most recent accident years	$1.6 billion	+/- $80
Commercial Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.0 billion	+/- $30
Workers' Compensation	2% change in paid loss development patterns	$10.4 billion	+/- $400
General Liability	8% change in reported loss development patterns	$3.5 billion	+/- $450
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
Once the gross ultimate exposure for indemnity and allocated loss adjustment expense is determined for its insureds by each policy year, the Company calculates its ceded reinsurance projection based on any applicable facultative and treaty reinsurance and the Company’s experience with reinsurance collections. See the section that follows entitled A&E Adverse Development Cover that discusses the impact the reinsurance agreement with NICO may have on future adverse development of asbestos and environmental reserves, if any.
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
The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. Future developments could cause the Company to change its estimates of its gross asbestos and environmental reserves and if cumulative ceded losses under the adverse development cover (“A&E ADC”) with NICO exceed the ceded premium paid of $650, there could be significant variability in net income due to timing differences between when gross reserves are increased and when reinsurance recoveries are recognized. Consistent with past practice, the Company will continue to monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables, the allowance for uncollectible reinsurance, and environmental liabilities. Where future developments indicate, we will make appropriate adjustments to the reserves at that time.
Total P&C Insurance Product Reserves Development
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2019 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, it is possible that management’s estimate of the ultimate liabilities for these claims may change in the future and that the required adjustment to currently recorded reserves could be material to the Company’s results of operations and liquidity.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2019

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Reinsurance and other recoverables	3,137	108	987	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Navigators Group acquisition	2,001	—	—	2,001
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,913	2,087	—	7,000
Current accident year ("CAY") catastrophes	323	140	—	463
Prior accident year development ("PYD") [1]	(44)	(42)	21	(65)
Total provision for unpaid losses and loss adjustment expenses	5,192	2,185	21	7,398
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(16)	—	—	(16)
Payments	(4,161)	(2,400)	(187)	(6,748)
Foreign currency adjustment	(1)	—	—	(1)
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,333	2,133	1,520	22,986
Reinsurance and other recoverables	4,030	68	1,177	5,275
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$23,363	$2,201	$2,697	$28,261
Earned premiums and fee income	$8,325	$3,235
Loss and loss expense paid ratio [2]	50.0	74.2
Loss and loss expense incurred ratio	62.6	68.3
Prior accident year development (pts) [3]	(0.5)	(1.3)

[1]
Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators ADC which, under retroactive reinsurance accounting, is deferred and recognized over the period the ceded losses are recovered in cash from NICO. For additional information regarding the Navigators ADC agreement, please refer to Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

[2]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2019, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$157	$102	$259
Winter storms	54	18	72
Tropical Storms	18	5	23
Hurricanes	20	4	24
Wildfires	4	4	8
Tornadoes	53	7	60
Typhoons	16	—	16
Other	1	—	1
Total catastrophe losses	$323	$140	$463
In December, 2019, the judge overseeing the bankruptcy of PG&E Corporation and Pacific Gas and Electric Company (together, “PG&E”) approved an $11 billion settlement with insurers representing approximately 85 percent of insurance subrogation claims to resolve all such claims arising from the

2017 Northern California wildfires and 2018 Camp wildfire. The settlement is subject to the confirmation by the bankruptcy court of a chapter 11 plan of reorganization (a "Plan") which implements the terms of the settlement. If a Plan is approved, certain of the Company’s insurance subsidiaries would be entitled

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

to settlement payments. Based on reserve estimates submitted with the subrogation request, the amount our subsidiaries could collect from PG&E, if any, would be approximately $300 to $325 but could be more or less than that amount depending on how the Company’s ultimate paid claims subject to subrogation compare to other insurers’ ultimate paid claims subject to subrogation. Approval of the Plan and amount of the Company’s ultimate subrogation recoveries from PG&E are subject to uncertainty.
Given the uncertainty about whether the Plan will be approved, the Company has not recognized a benefit from potential subrogation from PG&E and will evaluate in future periods when more information becomes known. In connection with the 2018 Camp wildfire, the Company has recognized a $12 reinsurance recoverable for losses incurred in excess of a $350 per occurrence retention. Under its 2018 property aggregate catastrophe treaty, the Company has recognized a reinsurance recoverable for aggregate catastrophe losses in excess of an $825 retention, with the recoverable currently estimated at $45. As such, the first $57 of subrogation recoveries would be offset by a $57 reduction in these reinsurance recoverables resulting in no net benefit to income.

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(120)	$—	$—	$(120)
Workers’ compensation discount accretion	33	—	—	33
General liability	61	—	—	61
Marine	8	—	—	8
Package business	(47)	—	—	(47)
Commercial property	(11)	—	—	(11)
Professional liability	29	—	—	29
Bond	(3)	—	—	(3)
Assumed Reinsurance	3	—	—	3
Automobile liability	27	(38)	—	(11)
Homeowners	—	3	—	3
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(40)	(2)	—	(42)
Uncollectible reinsurance	(5)	—	(25)	(30)
Other reserve re-estimates, net	5	(5)	46	46
Total prior accident year development, including full benefit for the ADC cession	(60)	(42)	21	(81)
Change in deferred gain on retroactive reinsurance included in other liabilities	16	—	—	16
Total prior accident year development	$(44)	$(42)	$21	$(65)

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2018

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$18,893	$2,294	$2,588	$23,775
Reinsurance and other recoverables	3,147	71	739	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,037	2,249	—	6,286
Current accident year catastrophes	275	546	—	821
Prior accident year development	(200)	(32)	65	(167)
Total provision for unpaid losses and loss adjustment expenses	4,112	2,763	65	6,940
Payments	(3,540)	(2,638)	(228)	(6,406)
Ending liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Reinsurance and other recoverables	3,137	108	987	4,232
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Earned premiums and fee income	$7,081	$3,439
Loss and loss expense paid ratio [1]	50.0	76.7
Loss and loss expense incurred ratio	58.4	81.3
Prior accident year development (pts) [2]	(2.8)	(0.9)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2018, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$124	$164	$288
Winter storms	50	25	75
Flooding	1	1	2
Volcanic eruption	—	2	2
Wildfire	56	384	440
Hurricanes	71	23	94
Massachusetts gas explosion	1	—	1
Earthquake	—	1	1
Total catastrophe losses	303	600	903
Less: reinsurance recoverable under the property aggregate treaty [1]	(28)	(54)	(82)
Net catastrophe losses	$275	$546	$821
[1]Refers to reinsurance recoverable under the Company's Property Aggregate treaty. For further information on the treaty, refer to Part II, Item 7, MD&A — Enterprise Risk Management — Insurance Risk.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(164)	$—	$—	$(164)
Workers’ compensation discount accretion	40	—	—	40
General liability	52	—	—	52
Package business	(26)	—	—	(26)
Commercial property	(12)	—	—	(12)
Professional liability	(12)	—	—	(12)
Bond	2	—	—	2
Automobile liability	(15)	(18)	—	(33)
Homeowners	—	(25)	—	(25)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(67)	18	—	(49)
Uncollectible reinsurance	—	—	22	22
Other reserve re-estimates, net	2	(7)	43	38
Total prior accident year development	$(200)	$(32)	$65	$(167)
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2017

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$17,950	$2,094	$2,501	$22,545
Reinsurance and other recoverables	3,037	25	426	3,488
Beginning liabilities for unpaid losses and loss adjustment expenses, net	14,913	2,069	2,075	19,057
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,961	2,584	—	6,545
Current accident year catastrophes	383	453	—	836
Prior accident year development	(22)	(37)	18	(41)
Total provision for unpaid losses and loss adjustment expenses	4,322	3,000	18	7,340
Payments	(3,489)	(2,846)	(244)	(6,579)
Less: net reserves transferred to liabilities held for sale [1]	—	—	—	—
Ending liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Reinsurance and other recoverables	3,147	71	739	3,957
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$18,893	$2,294	$2,588	$23,775
Earned premiums and fee income	$6,902	$3,734
Loss and loss expense paid ratio [1]	50.6	76.2
Loss and loss expense incurred ratio	63.0	81.3
Prior accident year development (pts) [2]	(0.3)	(1.0)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2017, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$138	$176	$314
Hurricanes [1]	236	68	304
Wildfires	51	253	304
Winter storms	1	3	4
Total catastrophe losses	426	500	926
Less: reinsurance recoverable under the property aggregate treaty [2]	(43)	(47)	(90)
Net catastrophe losses	$383	$453	$836
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
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development, please refer to Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

P&C Other Operations
Total Reserves, Net of Reinsurance
Asbestos and Environmental Reserves
The vast majority of the Company's exposure to A&E relates to policy coverages provided prior to 1986, reported within the P&C Other Operations segment (“Run-off A&E”). In addition, since 1986, the Company has written asbestos and environmental exposures under general liability policies and pollution liability under homeowners policies, which are reported in the Commercial Lines and Personal Lines segments.
Run-off A&E Summary as of December 31, 2019

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,315	$353	$1,668
Assumed Reinsurance	477	62	539
Total	1,792	415	2,207
Ceded- other than NICO	(484)	(69)	(553)
Ceded - NICO A&E ADC "Run-off"[1]	(434)	(226)	(660)
Net	$874	$120	$994

[1]
Including $660 of ceded losses for Run-off A&E and a $20 reduction in ceded losses for Commercial Lines and Personal Lines, cumulative net incurred losses of $640 have been ceded to NICO under an adverse development cover reinsurance agreement. See the section that follows entitled A&E Adverse Development Cover for additional information.

Rollforward of Run-off A&E Losses and LAE

	Asbestos	Environmental
2019
Beginning liability — net	$984	$151
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	(111)	(32)
Reclassification of allowance for uncollectible insurance [1]	1	1
Ending liability — net	$874	$120
2018
Beginning liability — net	$1,143	$182
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	(159)	(31)
Reclassification of allowance for uncollectible insurance [1]	—	—
Ending liability — net	$984	$151
2017
Beginning liability — net	$1,282	$234
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	(140)	(52)
Reclassification of allowance for uncollectible insurance [1]	1	—
Ending liability — net	$1,143	$182
[1] Related to the reclassification of an allowance for uncollectible reinsurance from the "all other" category of P&C Other Operations reserves.
A&E Adverse Development Cover
Effective December 31, 2016, the Company entered into an A&E ADC reinsurance agreement with NICO, a subsidiary of Berkshire, to reduce uncertainty about potential adverse development. Under the A&E ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion, including both Run-off A&E and A&E reserves in Commercial Lines and Personal Lines. The $650 reinsurance premium was placed in a collateral trust account as security for NICO’s claim payment obligations to the Company. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions. The A&E ADC covers substantially all the Company’s A&E reserve development up to the reinsurance limit.
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to net losses incurred before ceding to the A&E ADC. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. The deferred gain will be recognized over the claim

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of A&E claims after December 31, 2016 in excess of $650 may result in significant charges against earnings.
As of December 31, 2019, the Company has incurred a cumulative $640 in adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, including $660 for Run-off A&E reserves and ($20) for A&E reserves in Commercial Lines and Personal Lines. As such, $860 of coverage is available for future adverse net reserve development, if any.
Net and Gross Survival Ratios
Net and gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e. survive) if future annual payments were consistent with the calculated historical average.
Since December 31, 2016, asbestos and environmental net reserves have been declining since all adverse development has been ceded to NICO, up to a limit of $1.5 billion.  Recoveries from NICO will not be collected until the Company has cumulative loss payments of more than the $1.7 billion carrying value of net reserves as of December 31, 2016.  Accordingly, with no net incurred losses, the payment of losses without any current collection of recoveries from NICO has reduced the Company’s net loss reserves which decreases the net survival ratios such that, unadjusted, the net survival ratios would not be representative of the true number of years of average loss payments covered by the reserves. Therefore, the net survival ratios presented in the table below are calculated before considering the effect of the A&E ADC reinsurance agreement but net of other reinsurance in place.
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio [1]	11.7	10.8
Three year net survival ratio [1]	9.5	9.0
One year gross survival ratio	13.6	10.7
Three year gross survival ratio	10.1	8.4
[1] As of December 31, 2019, the one year net survival ratios after considering the ADC were 7.8 and 3.8 for asbestos and environmental,  respectively.  As of December 31, 2019, the three year net survival ratios after considering the ADC were 6.4 and 3.1, respectively.

Run-off A&E Paid and Incurred Losses and LAE Development

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2019
Gross	$131	$115	$39	$95
Ceded- other than NICO	(20)	(39)	(7)	(39)
Ceded - NICO A&E ADC	—	(76)	—	(56)
Net	$111	$—	$32	$—
2018
Gross	$213	$249	$47	$83
Ceded- other than NICO	(54)	(85)	(16)	(12)
Ceded - NICO A&E ADC	—	(164)		(71)
Net	$159	$—	$31	$—
2017
Gross	$190	$317	$63	$123
Ceded- other than NICO	(50)	(123)	(11)	(24)
Ceded - NICO A&E ADC	—	(194)	—	(99)
Net	$140	$—	$52	$—
Annual Reserve Reviews
Review of Asbestos and Environmental Reserves
The Company performs its regular comprehensive annual review of asbestos and environmental reserves in the fourth quarter, including both Run-off A&E (P&C Other Operations) and asbestos and environmental reserves included in Commercial Lines and Personal Lines. As part of the evaluation of asbestos reserves in the fourth quarter of 2019, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts. As part of its evaluation of environmental reserves in the fourth quarter of 2019, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts.
2019 comprehensive annual reviews
During the 2019 fourth quarter review, the Company increased estimated asbestos reserves before NICO reinsurance in P&C Other Operations by $76, primarily due to an increase in average settlement values, most notably from mesothelioma claims, driven by elevated plaintiff demands.  In addition, cost-sharing agreements and settlements with certain insureds reduced the uncertainty of the Company’s asbestos liability but resulted in a reserve increase.  Partially offsetting the adverse development was a decrease in the number of claim filings, most notably from mesothelioma claims.
As a result of the 2019 fourth quarter review, the Company increased estimated environmental reserves before NICO reinsurance in P&C Other Operations by $56, primarily due to

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

regulatory remediation requirements that changed in 2019 for certain sites polluted by coal ash and resulted in more costly and extensive remediation plans, a higher than anticipated number of claims associated with per & polyfluoroalkyl substances (PFAS), and increased defense and cleanup costs associated with Superfund sites.
The total $132 increase in asbestos and environmental reserves in P&C Other Operations was offset by a $132 reinsurance recoverable under the NICO treaty.  Including a reduction of asbestos and environmental reserves in Commercial Lines and Personal Lines, the net increase in A&E reserves in 2019 was $117 offset by a $117 increase in reinsurance recoverables under the NICO treaty.
2018 comprehensive annual reviews
During the 2018 fourth quarter review of asbestos reserves, the Company increased estimated reserves before NICO reinsurance in P&C Other Operations by $164, primarily due to an increase in average mesothelioma settlement values driven by elevated plaintiff demands and defendant bankruptcies. The rise in plaintiff demands also resulted in higher than anticipated defense costs for a small subset of peripheral defendants with a high concentration of asbestos filings in specific, adverse jurisdictions. In addition, the Company observed unfavorable developments in the application of coverage that resulted in increased liability shares on certain insureds. An increase in reserves from umbrella and excess policies in the 1981-1985 policy years contributed to the adverse development.
As a result of the 2018 fourth quarter review of environmental reserves, the Company increased estimated reserves before NICO reinsurance by $71 due to increased defense and clean-up costs associated with increasingly complex remediation plans at Superfund sites, intensifying regulatory scrutiny by state agencies (particularly in the Pacific Northwest), and increased liability shares due to unavailability of other responsible parties.
The total $235 increase in asbestos and environmental reserves in P&C Other Operations was offset by a $235 reinsurance recoverable under the NICO treaty. Including an increase in asbestos and environmental reserves in Commercial Lines and Personal Lines, the net increase in A&E reserves in 2018 was $238 offset by a $238 increase in reinsurance recoverables under the NICO treaty
For information regarding the 2017 comprehensive annual review, please refer to Part 2, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in The Hartford’s 2018 Form 10-K Annual Report.
Major Categories of Asbestos Accounts
Direct asbestos exposures include both Known and Unallocated Direct Accounts.

•
Known Direct Accounts- includes both Major Asbestos Defendants and Non-Major Accounts, and represent approximately 73% of the Company's total Direct gross asbestos reserves as of December 31, 2019 compared to approximately 70% as of December 31, 2018. Major Asbestos Defendants have been defined as the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts, while Non-Major accounts are comprised of all other direct asbestos accounts and largely represent smaller and more peripheral defendants. Major

Asbestos Defendants have the fewest number of asbestos accounts.

•
Unallocated Direct Accounts- includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies. These exposures represent approximately 27% of the Company's Direct gross asbestos reserves as of December 31, 2019 compared to approximately 30% as of December 31, 2018.

Review of "All Other" Reserves in Property & Casualty Other Operations
In the fourth quarters of 2019, 2018 and 2017, the Company completed evaluations of certain of its non-asbestos and non-environmental reserves in Property & Casualty Other Operations, including unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.  Overall prior year development on all other reserves resulted in increases of $21, $65 and $18, respectively for calendar years 2019, 2018 and 2017.  Included in the 2019 adverse reserve development was a $37 increase in reserves for unallocated loss adjustment expenses, primarily due to an increase in expected aggregate claim handling costs associated with asbestos and environmental claims, as well as higher than anticipated ULAE costs in recent years, prompting an increase in the projected ULAE run rate.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the fourth quarters of 2019, 2018 and 2017, the Company completed its annual evaluations of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in Property & Casualty Other Operations.  In conducting these evaluations, the company used its most recent detailed evaluations of ceded liabilities reported in the segment.  The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As of December 31, 2019, 2018, and 2017 the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $71, $105 and $86, respectively.  Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
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
The table below shows the range of annual reserve re-estimates experienced by The Hartford over the past ten years. The amount of prior accident year development (as shown in the reserve rollforward) for a given calendar year is expressed as a percent of the beginning calendar year reserves, net of reinsurance. The ranges presented are significantly influenced by the facts and circumstances of each particular year and by the fact that only the last ten years are included in the range. Accordingly, these percentages are not intended to be a prediction of the range of possible future variability. For further discussion of the potential for variability in recorded loss reserves, see Preferred Reserving Methods by Line of Business and Impact of Key Assumptions on Reserves sections.
Range of Prior Accident Year Unfavorable (Favorable) Development for the Ten Years Ended December 31, 2019

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2019	(2.9%) - 1.0%	(6.9%) - 8.3%	0.9% - 9.8%	(1.1%) - 2.4%

[1]	Excluding the reserve increases for asbestos and environmental reserves, over the past ten years, reserve re-estimates for total property and casualty insurance ranged from (2.5%) to 1.0%.
The potential variability of the Company’s property and casualty insurance product reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve variability for each of the segments are discussed under Critical Accounting Estimates for Property & Casualty Insurance Product Reserves and Asbestos and Environmental Reserves. See the section entitled Property & Casualty Other Operations, Annual Reserve Reviews about the impact that the A&E ADC retroactive reinsurance agreement with NICO may have on net reserve changes of asbestos and environmental reserves going forward.

The following table summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2019. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2019 for the indicated accident year in each row. This table does not include Navigators Group reserve re-estimates for periods prior to the acquisition of the business on May 23, 2019.
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
By Accident Year
2009 & Prior	$(196)	$122	$(43)	$(36)	$352	$334	$301	$71	$(38)	$50	$917
2010		245	3	61	(22)	16	15	16	1	(12)	323
2011			36	148	(4)	12	(6)	6	11	(19)	184
2012				19	—	(55)	(35)	(12)	(15)	(15)	(113)
2013					(98)	(43)	(29)	(33)	(2)	(26)	(231)
2014						(14)	20	(19)	(54)	(29)	(96)
2015							191	(41)	(93)	19	76
2016								(29)	14	(11)	(26)
2017									9	(116)	(107)
2018										78	78
Increase (decrease) in net reserves [1] [2]	$(196)	$367	$(4)	$192	$228	$250	$457	$(41)	$(167)	$(81)	$1,005

[1]
For the 2019 calendar year, net favorable prior accident year development recognized in the consolidated statement of operations was $65 rather than $81 as shown in this table as the Company recognized a $16 deferred gain on retroactive reinsurance. See Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements.

[2]
For calendar years before 2017, the 2009 and prior accident year development includes adverse development for A&E reserves.  Beginning with the 2017 calendar year, A&E reserve development has been ceded to NICO.

The commentary below explains, by accident year, the total prior accident year development recognized over the past 10 years.
Accident years 2009 and Prior
The net increases in estimates of ultimate losses for accident years 2009 and prior are driven mostly by increased reserves for asbestos and environmental reserves, and also by increased

estimates for customs bonds and other mass torts claims.
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
Accident years 2012 and 2013
Estimates of ultimate losses were decreased for accident years
2012 and 2013 due to favorable frequency and/or medical
severity trends for workers’ compensation and favorable professional liability claim emergence. Favorable emergence of property lines of business, including catastrophes, for the 2013 accident year, is partially offset by increased reserves in automobile liability due to increased severity of large claims.
Accident years 2014 and 2015
Changes in estimates of ultimate losses for accident years 2014 and 2015 were largely driven by unfavorable frequency and
severity trends for personal and commercial automobile liability, increased severity of liability claims on package business and increased estimated severity on the acquired Navigators Group book of business related to U.S construction, premises liability, products liability and excess casualty offset by favorable frequency and medical severity trends for workers' compensation.
Accident year 2016
Estimates of ultimate losses were decreased for the 2016
accident year largely due to reserve decreases on short-tail lines of business, where results emerge more quickly, and workers’ compensation due to lower estimated claim severity, somewhat offset by unfavorable reserve estimates for higher hazard general liability exposures due to increased frequency and severity
trends, higher estimated severity in middle & large commercial and on the acquired Navigators Group book of business related to U.S construction, premises liability, products liability and excess casualty
Accident year 2017
Ultimate loss estimates were decreased for the 2017 accident year mainly due to favorable reserve estimates in personal auto liability due to emergence of lower estimated severity, workers’ compensation related to lower than previously estimated claim severity and release of reserves related to catastrophes, somewhat offset by increases in estimates of ultimate losses in general liability and bond. Partially offsetting was an increase to general liability reserves that was related to higher hazard exposures which experienced increased frequency and severity trends. In addition, unfavorable bond reserve re-estimates were driven by large claims.
Accident year 2018
Ultimate loss estimates were increased for the 2018 accident year mainly due to commercial auto liability, and professional liability. Commercial auto liability was related to higher estimated severity on national accounts. On the Navigators

Group book of business, reserve increases for professional liability was related to large loss activity and increased estimated severity on directors and officers reserves.
Group Benefit LTD Reserves, Net of Reinsurance
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both outstanding reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. These reserve estimates can change over time based on facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, claim payment patterns, loss control programs and mix of business. In addition, the reserve estimates are influenced by various external factors including court decisions and economic conditions. The effects of inflation are implicitly considered in the reserving process. Long-tail claim liabilities are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The majority of Group Benefits’ reserves are for LTD claimants who are known to be disabled and are currently receiving benefits. The Company held $6,616 and $6,767 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of December 31, 2019 and 2018, respectively.
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
Estimates for incurred but not reported ("IBNR") claims are made by applying completion factors to expected emerged experience by line of business.  Included within IBNR are bulk reserves for claims reported but still within the waiting period until benefits are paid, typically 3 or 6 months depending on the contract.  Completion factors are derived from standard actuarial techniques using triangles that display historical claim count emergence by incurral month. These estimates are reviewed for reasonableness and are adjusted for current trends and other factors expected to cause a change in claim emergence. The

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

reserves include an estimate of unpaid claim expenses, including a provision for the cost of initial set-up of the claim once reported.
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
Impact of Key Assumptions on Reserves
The key assumptions affecting our group life and accident & health reserves including disability include:
Discount Rate - The discount rate is the interest rate at which expected future claim cash flows are discounted to determine the present value. A higher selected discount rate results in a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to cover the discount accretion on our claim reserves which would negatively affect our profits. For each incurral year, the discount rates are estimated based on investment yields expected to be earned net of investment expenses. The incurral year is the year in which the claim is incurred and the estimated settlement pattern is determined. Once established, discount rates for each incurral year are unchanged except that LTD reserves assumed from the acquisition of Aetna's U.S. group life and disability business are all discounted using current rates as of the November 1, 2017 acquisition date. The weighted average discount rate on LTD reserves was 3.4% in 2019 and 2018. Had the discount rate for each incurral year been 10 basis points lower at the time they were established, our LTD unpaid loss and loss adjustment expense reserves would be higher by $30, pretax, as of December 31, 2019.
Claim Termination Rates (inclusive of mortality, recoveries, and expiration of benefits) - Claim termination rates are an estimate of the rate at which claimants will cease receiving benefits during a given calendar year. Terminations result from a number of factors, including death, recoveries and expiration of benefits. The probability that benefits will terminate in each future month for each claim is estimated using a predictive model that uses past Company experience, contract provisions, job characteristics and other claimant-specific characteristics such as diagnosis, time since disability began, and age. Actual claim termination experience will vary from period to period. Over the past 8 years, claim termination rates for a single incurral year have generally increased and have ranged from 5% below to 6% above current assumptions over that time period. For a single recent incurral year (such as 2019), a one percent decrease in our assumption for LTD claim termination rates would increase our reserves by $9. For all incurral years combined, as of December 31, 2019, a one percent decrease in our assumption for our LTD claim termination rates would increase our Group Benefits unpaid losses and loss adjustment expense reserves by $22.
Evaluation of Goodwill for Impairment
Current Evaluation for Goodwill Impairment
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
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated consist of Commercial Lines, Personal Lines, Group Benefits, and Hartford Funds.
The carrying value of goodwill is $1,913 as of December 31, 2019 and is comprised of $661 for Commercial Lines, $119 for Personal Lines, $861 for Group Benefits, and $272 for Hartford Funds.
The annual goodwill assessment for the reporting units was completed as of October 31, 2019, and resulted in no write-downs of goodwill for the year ended December 31, 2019. All reporting units passed the first step of the annual impairment test with a significant margin. For information regarding the 2018 and

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2017 impairment tests see Note 10 -Goodwill & Other Intangible Assets of Notes to Consolidated Financial Statements.
Future Accounting Change Contributing to Uncertainty for Goodwill Impairment
Effective January 1, 2020, the Company will adopt updated accounting guidance on recognition and measurement of goodwill impairment, as required. The updated guidance requires recognition and measurement of goodwill impairment based on the excess of the carrying value of the reporting unit over its estimated fair value, up to the amount of the reporting unit’s goodwill. Since the estimated fair value of the reporting unit will no longer be allocated to the assets and liabilities of the reporting unit to determine an implied goodwill value, under the updated guidance, changes in market-based factors are more likely to result in a goodwill impairment, whether a reporting unit’s fair value is estimated using an income approach or a market approach. For example, changes in the weighted average cost of capital that is used to discount expected cash flows under the income approach or changes in market-based factors such as peer company price to earnings multiples or price to book multiples under a market approach can significantly affect changes to the estimated fair value of each reporting unit and such changes could result in impairments that have a material effect on our results of operations and financial condition.
Valuation of Investments and Derivative Instruments
Fixed Maturities, Equity Securities, Short-term Investments and Derivatives
The Company generally determines fair values using valuation techniques that use prices, rates, and other relevant information evident from market transactions involving identical or similar instruments. Valuation techniques also include, where appropriate, estimates of future cash flows that are converted into a single discounted amount using current market expectations. The Company uses a "waterfall" approach comprised of the following pricing sources which are listed in priority order: quoted prices, prices from third-party pricing services, internal matrix pricing, and independent broker quotes. The fair value of derivative instruments are determined primarily using a discounted cash flow model or option model technique and incorporate counterparty credit risk. In some cases, quoted market prices for exchange-traded transactions and transactions cleared through central clearing houses ("OTC-cleared") may be used and in other cases independent broker quotes may be used. For further discussion, see the Fixed Maturities, Equity Securities, Short-term Investments and Derivatives section in Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.
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
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and certain tax carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2019, including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of December 31, 2019, the Company has recorded a valuation allowance of $4 against foreign deferred tax assets for foreign NOLs. As of December 31, 2018, the Company had no valuation allowance on U.S. NOL's. The U.S. NOL carryovers, if unused, would expire between 2028 and 2036. The foreign NOLs do not expire. As of December 31, 2019, the Company projects there will be sufficient future taxable income to fully recover the remainder of the NOL carryover for which benefits have been recognized, though the Company's estimate of the likely realization may change over time. As of December 31, 2019 the Company had remaining AMT credit carryovers of $410 which are reflected as a current income tax receivable within other assets in the accompanying Condensed Consolidated Balance Sheets. AMT credits may be used to offset a regular tax liability for any taxable year beginning after December 31, 2017, and are refundable at an amount equal to 50 percent of the excess of the minimum tax credit for the taxable year over the amount of credit allowable for the year against regular tax liability. Any remaining credits not used against regular tax liability are refundable in the 2021 tax year to be realized in 2022. For additional information about Tax Reform, see Note - 16, Income Taxes of Notes to Consolidated Financial Statements.

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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	2019	2018	2017
Written premiums	$8,452	$7,136	$6,956
Change in unearned premium reserve	162	89	91
Earned premiums	8,290	7,047	6,865
Fee income	35	34	37
Losses and loss adjustment expenses
Current accident year before catastrophes	4,913	4,037	3,961
Current accident year catastrophes [1]	323	275	383
Prior accident year development [1]	(44)	(200)	(22)
Total losses and loss adjustment expenses	5,192	4,112	4,322
Amortization of DAC	1,296	1,048	1,009
Underwriting expenses	1,600	1,369	1,347
Amortization of other intangible assets	18	4	1
Dividends to policyholders	30	23	35
Underwriting gain	189	525	188
Net servicing income	2	2	1
Net investment income [2]	1,129	997	949
Net realized capital gains (losses) [2]	271	(43)	103
Loss on reinsurance transaction	(91)	—	—
Other income (expenses)	(38)	(2)	1
Income before income taxes	1,462	1,479	1,242
Income tax expense [3]	270	267	377
Net income	$1,192	$1,212	$865

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Premium Measures

	2019	2018	2017
Small commercial new business premium	$646	$600	$552
Middle market new business premium	584	540	466
Small commercial policy count retention	83%	82%	84%
Middle market policy count retention [1]	80%	78%	78%
Standard commercial lines renewal written price increases [1] [2]	2.7%	2.4%	3.3%
Standard commercial lines renewal earned price increases [1] [2]	2.3%	3.0%	2.8%
Small commercial premium retention	85%	84%	88%
Middle market premium retention [1]	84%	83%	82%
Small commercial policies in-force as of end of period (in thousands)	1,291	1,271	1,266
Middle market policies in-force as of end of period (in thousands) [1]	62	64	66

[1]	Excludes certain risk classes of higher hazard general liability in middle market.

[2]	Small commercial and middle market lines within middle & large commercial are generally referred to as standard commercial lines.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Ratios

	2019	2018	2017
Loss and loss adjustment expense ratio
Current accident year before catastrophes	59.3	57.3	57.7
Current accident year catastrophes	3.9	3.9	5.6
Prior accident year development	(0.5)	(2.8)	(0.3)
Total loss and loss adjustment expense ratio	62.6	58.4	63.0
Expense ratio	34.7	33.9	33.8
Policyholder dividend ratio	0.4	0.3	0.5
Combined ratio	97.7	92.6	97.3
Current accident year catastrophes and prior year development	3.4	1.1	5.3
Current accident year change in loss reserves upon acquisition of a business [1]	0.3	—	—
Underlying combined ratio	94.0	91.5	92.0

[1]
Upon acquisition of Navigators Group and a review of Navigators Insurers reserves, the year ended December 31, 2019 included $68 of prior accident year reserve increases and $29 of current accident year reserve increases which were excluded for the purposes of the underlying combined ratio calculation.

2020 Outlook
The Company expects higher Commercial Lines written premiums in 2020, largely driven by the inclusion of a full year of written premium from the Navigators Group acquisition. Apart from the Navigators Group acquisition, the Company expects both new business and premium renewal retention to be relatively flat compared with 2019 as a modest increase in new and renewal premium for middle and large commercial, driven in part by continued growth in industry verticals, is expected to offset a modest decrease in small commercial new business. Management expects positive renewal written pricing in all lines of business except workers' compensation, which is expected to be flat to slightly positive in middle market and down in small commercial. In addition to the impact of pricing trends, written premium growth in 2019 will depend on economic conditions as economic growth is expected to moderate in 2020 while the interest rate environment will also put pressure on pricing.
Pricing varies significantly by product line with mid-single digit pricing increases expected in property and general liability and high single to low double digit written pricing increases expected in commercial automobile. In workers’ compensation, given favorable profitability trends, rates are expected to continue to decline in 2020, particularly in small commercial. Additionally, 2020 rates are expected to remain firm in global specialty where increases are expected in international, wholesale and financial lines.
The Company expects the Commercial Lines combined ratio will be between approximately 95.5 and 97.5 for 2020, compared to 97.7 in 2019, primarily due to lower current accident year catastrophe losses expected in 2020, partially offset by less favorable prior year development. The underlying combined ratio is expected to be flat to slightly lower as earned pricing increases in excess of moderate increases in loss costs in most lines will be largely offset by continued margin compression in workers’ compensation, while the expense ratio is expected to be down slightly. Current accident year catastrophes are assumed to be 2.9 points of the combined ratio in 2020 compared to 3.9 points in 2019.

Net Income
Year ended December 31, 2019 compared to the year ended December 31, 2018
Net income decreased slightly in 2019 due to $91 before tax of ADC ceded premium and a lower underwriting gain, largely offset by a shift from net realized capital losses in 2018 to net realized capital gains in 2019 and higher net investment income.
Contributing to the increase in net investment income was income on invested assets acquired from Navigators Group and higher income from limited partnerships and alternative investments. For further discussion of investment results, see MD&A - Investment Results.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Gain
Year ended December 31, 2019 compared to the year ended December 31, 2018
Underwriting gain decreased in 2019, primarily due to a decrease in net favorable prior year development, including $97 before tax of increases to Navigators Group reserves upon acquisition of the business, higher expenses, a higher current accident year loss and loss adjustment expense ratio before catastrophes, and higher catastrophe losses, partially offset by the effect of higher earned premium, excluding Navigators Group. Higher commissions contributed to the increase in amortization of DAC. Contributing to the increase in underwriting expenses was the effect of higher information technology and operations costs in middle market as well as higher operations and other costs in small commercial associated with the 2018 renewal rights agreement with Farmers Group to acquire its Foremost-branded small commercial business.
Additionally, the acquisition of Navigators Group contributed to the increase in earned premiums with a corresponding increase to losses and loss adjustment expenses, amortization of DAC and underwriting expenses. Apart from the effect of the Navigators Group acquisition, earned premiums increased in all commercial lines of business.

Earned Premiums

[1]	Other of $42, $45, and $46 for 2019, 2018, and 2017, respectively, is included in the total.
Year ended December 31, 2019 compared to the year ended December 31, 2018
Earned premiums increased in 2019 reflecting written premium growth over the preceding twelve months.
Written premiums increased in 2019 with growth across small commercial, middle & large commercial, and global specialty, including growth from the acquisition of Navigators Group. In standard commercial lines, renewal written pricing increased in 2019, mostly attributable to higher written pricing in property and general liability lines, partially offset by larger rate decreases in small commercial workers' compensation. New business premium in small commercial and middle market increased over the prior year, with increases in package business and workers' compensation in small commercial and property and industry verticals in middle market.

•
Small commercial written premium increased primarily driven by having a full year's premium from the business acquired under a 2018 renewal rights agreement with Farmers Group to acquire its Foremost-branded small commercial business, offset by lower renewal premium in workers' compensation.

•
Middle & large commercial written premium growth was primarily due to new business growth, the acquisition of Navigators Group and higher renewal premium in core middle market lines, as well as growth in certain industry verticals, including construction and energy. The increase in renewal

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

premium was due to renewal written price increases across most lines and higher audit premium.

•	Global specialty written premium increased in 2019 driven by the acquisition of Navigators Group as well as growth in financial products and bond.
Current Accident Year Loss and LAE Ratio before Catastrophes
Year ended December 31, 2019 compared to the year ended December 31, 2018
Current Accident Year Loss and LAE ratio before catastrophes increased in 2019 primarily due to a higher loss and loss adjustment expense ratio on the acquired Navigators Group business and higher non-catastrophe property losses in small commercial package business and middle market inland marine as well as a higher loss and loss adjustment expense ratio in workers' compensation due to rate decreases.
Included in current accident year loss and loss adjustment expenses before catastrophes for 2019 was a $29 increase in current accident year Navigators Group reserves upon acquisition of the business in May 2019, which was driven primarily by increased loss estimates for general liability, international professional liability and assumed reinsurance accident and health business.

Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2019 compared to the year ended December 31, 2018
Current accident year catastrophe losses for 2019 were primarily from tornado, wind and hail events in various areas of the Midwest, Mountain West and Southeast and, to a lesser extent, winter storms in the northern plains, Midwest and Northeast. Current accident year catastrophe losses in 2018 were primarily from hurricanes Florence and Michael in the Southeast, wildfires in California, wind and hail storms in Colorado, and various wind storms and winter storms across the country. Catastrophe losses in 2018 are net of an estimated reinsurance recoverable of $28 under the 2018 Property Aggregate reinsurance treaty that was allocated to Commercial Lines. Due to reductions in 2018 catastrophe loss estimates in 2019, the reinsurance recoverable under the Property Aggregate treaty allocated to Commercial Lines was reduced to $15 as of December 31, 2019.
Prior accident year development was less favorable in 2019 than in 2018. Net reserve decreases for 2019 were primarily related to lower loss reserve estimates for workers' compensation claims, package business reserves and catastrophes, partially offset by a $68 before tax increase to Navigators Group reserves upon acquisition of the business and increases in reserves for auto liability and general liability. The increase in Navigators Group reserves upon acquisition of the business principally related to higher reserve estimates for general liability, professional liability and marine. Net reserve decreases for 2018 were primarily related to decreases for workers' compensation, catastrophes and unallocated loss adjustment expense reserves, partially offset by an increase in general liability reserves.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	2019	2018	2017
Written premiums	$3,131	$3,276	$3,561
Change in unearned premium reserve	(67)	(123)	(129)
Earned premiums	3,198	3,399	3,690
Fee income	37	40	44
Losses and loss adjustment expenses
Current accident year before catastrophes	2,087	2,249	2,584
Current accident year catastrophes [1]	140	546	453
Prior accident year development [1]	(42)	(32)	(37)
Total losses and loss adjustment expenses	2,185	2,763	3,000
Amortization of DAC	259	275	309
Underwriting expenses	625	611	577
Amortization of other intangible assets	6	4	4
Underwriting gain (loss)	160	(214)	(156)
Net servicing income [2]	13	16	16
Net investment income [3]	179	155	141
Net realized capital gains (losses) [3]	43	(7)	15
Other income (expenses)	(1)	(1)	1
Income (loss) before income taxes	394	(51)	17
Income tax expense (benefit) [4]	76	(19)	26
Net income (loss)	$318	$(32)	$(9)

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	Includes servicing revenues of $83, $84, and $85 for 2019, 2018, and 2017, respectively and includes servicing expenses of $70, $68, and $69 for 2019, 2018, and 2017, respectively.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results.

[4]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Written and Earned Premiums

Written Premiums	2019	2018	2017
Product Line
Automobile	$2,176	$2,273	$2,497
Homeowners	955	1,003	1,064
Total	$3,131	$3,276	$3,561
Earned Premiums
Product Line
Automobile	$2,221	$2,369	$2,584
Homeowners	977	1,030	1,106
Total	$3,198	$3,399	$3,690

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	2019	2018	2017
Policies in-force end of period (in thousands)
Automobile	1,422	1,510	1,702
Homeowners	877	927	1,038
New business written premium
Automobile	$220	$169	$152
Homeowners	$73	$46	$44
Policy count retention
Automobile	85%	82%	81%
Homeowners	85%	83%	83%
Renewal written price increase
Automobile	4.6%	7.2%	10.9%
Homeowners	6.5%	9.7%	8.9%
Renewal earned price increase
Automobile	5.5%	9.6%	9.6%
Homeowners	8.4%	9.3%	8.5%
Premium retention
Automobile	87%	85%	88%
Homeowners	89%	90%	89%
Underwriting Ratios

	2019	2018	2017
Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.3	66.2	70.0
Current accident year catastrophes	4.4	16.1	12.3
Prior accident year development	(1.3)	(0.9)	(1.0)
Total loss and loss adjustment expense ratio	68.3	81.3	81.3
Expense ratio	26.7	25.0	22.9
Combined ratio	95.0	106.3	104.2
Current accident year catastrophes and prior year development	3.1	15.2	11.3
Underlying combined ratio	91.9	91.2	93.0
Product Combined Ratios

	2019	2018	2017
Automobile
Combined ratio	96.6	98.6	101.6
Underlying combined ratio	97.9	98.2	99.7
Homeowners
Combined ratio	91.7	124.3	110.4
Underlying combined ratio	78.3	75.1	77.1
2020 Outlook
Written premium is expected to decline in 2020 as non-renewal of premium more than offsets new business growth, with a larger percentage decrease expected in the agency channel. The Company expects to increase new business in 2020, with most of the growth in the direct channel, driven by investments in product enhancements and targeted marketing initiatives. In 2020, the Company expects written pricing increases in 2020 to be in the low to mid-single digits for automobile and mid-single digits for homeowners.
The Company expects the combined ratio for Personal Lines will be between approximately 98.5 and 100.5 for 2020 compared to 95.0 in 2019, primarily due to higher current accident year catastrophes, less favorable prior year development, and a higher expense ratio, partially offset by a modestly lower current accident year loss and loss adjustment expense ratio before

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

catastrophes. The expected increase in the expense ratio is driven by lower earned premium and investments to support growth and strategic initiatives. The underlying combined ratio for Personal Lines is expected to be slightly higher, largely due to a higher expense ratio, partially offset by an improved current accident year loss and loss adjustment expense ratio in automobile. Current accident year catastrophes are assumed to be 7.1 points of the combined ratio in 2020 compared with 4.4 points in 2019. For automobile, we expect the underlying combined ratio to improve slightly as further improvement in the loss ratio before catastrophes, driven by earned pricing increases in excess of modestly higher loss costs, will be partially offset by a higher expense ratio. The underlying combined ratio for homeowners is expected to increase in 2020, primarily driven by a return to a higher, more normal, level of non-catastrophe weather and non-weather loss experience and a higher expense ratio, partially offset by the effect of earned pricing increases.
Net Income (Loss)
Year ended December 31, 2019 compared to the year ended December 31, 2018
Net income in 2019 improved from a net loss in 2018, primarily due to lower current accident year catastrophe losses. A change from net realized capital losses in 2018 to net realized capital gains in 2019 and higher net investment income were largely offset by a decrease in underlying underwriting results.
Underwriting Gain (Loss)

Year ended December 31, 2019 compared to the year ended December 31, 2018
Underwriting gain in 2019 improved from an underwriting loss in 2018, primarily due to lower current accident year catastrophes and, to a lesser extent, a lower current accident year loss ratio before catastrophes in auto partially offset by the effect of lower earned premium and an increase in underwriting expenses. The increase in underwriting expenses was largely driven by investments in information technology, and an increase in direct marketing spending, selling expenses, and operational costs to generate new business, partially offset by a reduction in state taxes and assessments. The decrease in amortization of DAC was commensurate with the reduction in earned premium.
Earned Premiums
Year ended December 31, 2019 compared to the year ended December 31, 2018
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Loss and Loss Adjustment Expense Ratio before Catastrophes
Year ended December 31, 2019 compared to the year ended December 31, 2018
Current accident year loss and LAE ratio before catastrophes decreased in 2019. For auto, a decrease in the loss and loss adjustment expense ratio was due to the effect of earned pricing increases and a slight decrease in average claim frequency, partially offset by a modest increase in average claim severity. For home, the increase in the current accident year loss and loss adjustment expense ratio before catastrophes was driven by an increase in the loss adjustment expense and moderately higher severity partially offset by earned pricing increases and a decrease in frequency.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2019 compared to the year ended December 31, 2018
Current accident year catastrophe losses for 2019 primarily included winter storms across the country and tornado, wind and hail events in the South, Midwest, and Mountain West. Catastrophe losses for 2018 were primarily from wildfires in California, wind and hail storms in Colorado, hurricanes Florence and Michael in the Southeast and various wind storms and winter storms across the country. Catastrophe losses in 2018 were net of an estimated reinsurance recoverable of $54 under the 2018 Property Aggregate reinsurance treaty that was allocated to Personal Lines. Due to reductions in 2018 catastrophe loss estimates in 2019, the reinsurance recoverable under the Property Aggregate treaty allocated to Personal Lines was reduced to $30 as of December 31 2019.
Prior accident year development was favorable in 2019 primarily due to a decrease in auto liability reserves for the 2017 accident year. Favorable development in 2018 was primarily in automobile liability and homeowners, partially offset by an increase in net catastrophe loss reserves.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	2019	2018	2017
Written Premiums	$—	$(4)	$—
Change in unearned premium reserve	(2)	(4)	—
Earned premiums	2	—	—
Losses and loss adjustment expenses
Prior accident year development [1]	21	65	18
Total losses and loss adjustment expenses	21	65	18
Underwriting expenses	12	12	14
Underwriting loss	(31)	(77)	(32)
Net investment income [2]	84	90	106
Net realized capital gains (losses) [2]	20	(4)	14
Other income (expenses)	—	(1)	5
Income before income taxes	73	8	93
Income tax expense (benefit) [3]	12	(7)	24
Net income	$61	$15	$69

[1]	For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Net Income
Year ended December 31, 2019 compared to the year ended December 31, 2018
Net Income increased primarily due to a decrease in net unfavorable prior accident year development and an increase in net realized capital gains. The decrease in prior accident year development was principally due to a change from reserve increases for uncollectible reinsurance in 2018 to reserve decreases for uncollectible reinsurance in 2019.
Asbestos Reserves reflected no net incurred losses and allocated loss adjustment expenses in 2019 as a $76 increase in estimated reserves before NICO reinsurance was offset by $76 of losses recoverable under the NICO treaty. The increase before NICO reinsurance was primarily due to an increase in average mesothelioma settlement values driven by elevated plaintiff demands and defendant bankruptcies and, to a lesser extent, unfavorable developments in the application of coverage that resulted in increased liability shares on certain insureds. An increase in reserves from umbrella and excess policies in the 1981 - 1985 policy years contributed to the adverse development. Partially offsetting the unfavorable development was the effect of a decrease in the number of mesothelioma claim filings and a projection that trend will continue.
Environmental Reserves reflected no net incurred losses and allocated loss adjustment expenses in 2019 as a $56 increase in estimated reserves before NICO reinsurance was offset by $56 of loss recoverable under the NICO treaty. The increase in reserves before NICO reinsurance was primarily due to an increase in the estimated costs to remediate sites polluted by coal ash and polyfluoroalkyl chemicals and due to increased defense and clean-up costs associated with Superfund sites and intensifying regulatory scrutiny by state agencies for more extensive remediation.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations
Operating Summary

	2019	2018	2017
Premiums and other considerations	$5,603	$5,598	$3,677
Net investment income [1]	486	474	381
Net realized capital gains (losses) [1]	34	(47)	34
Total revenues	6,123	6,025	4,092
Benefits, losses and loss adjustment expenses	4,055	4,214	2,803
Amortization of DAC	54	45	33
Insurance operating costs and other expenses	1,311	1,282	915
Amortization of other intangible assets	41	60	9
Total benefits, losses and expenses	5,461	5,601	3,760
Income before income taxes	662	424	332
Income tax expense [2]	126	84	38
Net income	$536	$340	$294

[1]	For discussion of consolidated investment results, see MD&A - Investment Results.

[2]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to the Consolidated Financial Statements.
Premiums and Other Considerations

	2019	2018	2017
Fully insured — ongoing premiums	$5,416	$5,418	$3,571
Buyout premiums	7	5	15
Fee income	180	175	91
Total premiums and other considerations	$5,603	$5,598	$3,677
Fully insured ongoing sales, excluding buyouts	$647	$704	$449
Ratios, Excluding Buyouts

	2019	2018	2017
Group disability loss ratio	67.3%	73.1%	76.5%
Group life loss ratio	79.5%	78.4%	76.7%
Total loss ratio	72.3%	75.3%	76.1%
Expense ratio [1]	24.5%	24.0%	25.7%
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.
Margin

	2019	2018	2017
Net income margin	8.8%	5.6%	7.2%
Adjustments to reconcile net income margin to core earnings margin:
Net realized capital losses (gains) excluded from core earnings, before tax	(0.5)%	0.9%	(0.7)%
Integration and transaction costs associated with acquired business, before tax	0.6%	0.8%	0.4%
Income tax benefit	—%	(0.3)%	(1.1)%
Core earnings margin	8.9%	7.0%	5.8%
2020 Outlook
The Company expects Group Benefits fully insured ongoing premiums to increase modestly in 2020, with increases in both sales and renewal premium. In 2020, the segment's net income margin is expected to be between 6.25% and 7.25%, compared to a net income margin of 8.8% in 2019. The expected decrease largely reflects the expectation of less favorable claim incidence and recoveries on long-term disability claims, lower expected investment yield driven, in part, by strong investment returns

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

from limited partnerships in 2019 that are not assumed to repeat in 2020, and a level of net realized capital gains in 2019 not expected to recur in 2020. Management expects that the 2020 core earnings margin, which does not include the effect of net realized capital gains (losses) or integration costs associated with the acquired business, will be in the range of 6.5% to 7.5%, down from a 2019 core earnings margin of 8.9%, primarily due to the expectation of less favorable claim incidence and recoveries on long-term disability claims and lower expected investment income.
Net Income
Year ended December 31, 2019 compared to the year ended December 31, 2018
Net income increased in 2019 compared to 2018, primarily due to a lower group disability loss ratio and a change from net realized capital losses in 2018 to net realized capital gains in 2019. Lower amortization of other intangibles, higher net investment income and lower integration costs were largely offset by higher insurance operating costs and other expenses.
Insurance operating costs and other expenses increased in 2019 compared to 2018 due to higher commissions on our voluntary product offerings and investments in technology and claims operations, partially offset by achievements of expense synergies and lower state taxes and assessments.

Fully Insured Ongoing Premiums
Year ended December 31, 2019 compared to the year ended December 31, 2018
Fully insured ongoing premiums were relatively flat in 2019 compared to 2018 as a decrease in group life was offset by an increase in group disability and higher premiums from voluntary products.
Fully insured ongoing sales, excluding buyouts decreased in 2019 compared to 2018 with decreases in group disability and group life, partially offset by an increase in sales of voluntary products. Part of the decrease in fully insured ongoing sales was due to first year sales of the New York Paid Family Leave product in 2018.
Ratios

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018
Total loss ratio decreased 3.0 points from 2018 to 2019 as a decrease in the group disability loss ratio was partially offset by an increase in the group life loss ratio. The group disability loss ratio decreased 5.8 points driven by continued favorable incidence trends and strong claim recoveries on prior incurral year reserves, including the impact of updating our claim recovery probabilities to more recent experience and an experience refund related to the New York Paid Family Leave product.

The group life loss ratio increased 1.1 points, largely due to higher severity.
Expense ratio increased 0.5 points from 2018 to 2019, due to higher commissions on our voluntary product offerings, investments in technology and claims, and higher amortization of DAC, partially offset by achievements of expense synergies and lower state taxes and assessments.

HARTFORD FUNDS
Results of Operations
Operating Summary

	2019	2018	2017
Fee income and other revenue	$999	$1,032	$992
Net investment income	7	5	3
Net realized capital gains (losses)	5	(4)	—
Total revenues	1,011	1,033	995
Amortization of DAC	12	16	21
Operating costs and other expenses	813	831	805
Total benefits, losses and expenses	825	847	826
Income before income taxes	186	186	169
Income tax expense [1]	37	38	63
Net income	$149	$148	$106
Daily average total Hartford Funds segment AUM	$117,914	$116,876	$107,593
Return on Assets ("ROA") [2]	12.5	12.6	9.9
Adjustments to reconcile ROA to ROA, core earnings:
Effect of net realized capital (gains) losses, excluded from core earnings, before tax	(0.3)	0.4	—
Effect of income tax benefit (expense)	—	(0.1)	0.3
Return on Assets ("ROA"), core earnings [2]	12.2	12.9	10.2

[1]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

[2]	Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	2019	2018	2017
Mutual Fund and ETP AUM - beginning of period	$91,557	$99,090	$81,507
Sales - mutual fund	22,479	22,198	23,654
Redemptions - mutual fund	(23,624)	(23,888)	(20,409)
Net flows - ETP	1,332	1,404	157
Net Flows - mutual fund and ETP	187	(286)	3,402
Change in market value and other	20,789	(7,247)	14,181
Mutual Fund and ETP AUM - end of period	112,533	91,557	99,090
Talcott Resolution life and annuity separate account AUM [1]	14,425	13,283	16,260
Hartford Funds AUM - end of period	$126,958	$104,840	$115,350

[1]	Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Mutual Fund AUM by Asset Class

	2019	2018	2017
Equity	$71,629	$56,986	$63,740
Fixed Income	16,130	14,467	14,401
Multi-Strategy Investments [1]	21,332	18,233	20,469
Exchange-traded products	3,442	1,871	480
Mutual Fund and ETP AUM	$112,533	$91,557	$99,090

[1]	Includes balanced, allocation, and alternative investment products.
2020 Outlook
Assuming continued growth in equity markets in 2020 and an expectation of positive net flows, the Company expects net income for Hartford Funds to increase from 2019 to 2020. The Company expects to increase net sales in 2020 from a diversified lineup of mutual funds and ETPs, though net flows are more uncertain given the increased volatility in the markets. Assuming the Company can generate positive net flows and fund performance is strong, assets under management are expected to increase modestly despite the expected continued decline of the Talcott Resolution AUM.
Net Income
Year ended December 31, 2019 compared to the year ended December 31, 2018
Net income increased slightly in 2019 as a change from net realized capital losses in 2018 to net realized capital gains in 2019 was largely offset by the effect of lower investment management fee revenues, an increase in contingent consideration payable associated with the acquisition of Lattice Strategies LLC

("Lattice") and lower state income tax expense in 2018. The decrease in investment management fees was driven by fee reductions and a shift to lower fee funds, partially offset by the effect of slightly higher average daily AUM. See Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements for additional information on the Lattice consideration.
Hartford Funds AUM
December 31, 2019 compared to December 31, 2018
Hartford Funds AUM increased from December 31, 2018 to December 31, 2019 due to market appreciation in 2019 across equity, fixed income and multi-strategy funds and exchange traded products. Net flows were slightly positive in 2019 compared to slightly negative net flows in 2018 with net inflows in exchange traded products and fixed income funds offset by net outflows in equity and multi-strategy funds.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	2019	2018	2017
Fee income	$50	$32	$4
Other revenue	96	21	—
Net investment income	66	59	23
Net realized capital gains (losses)	22	(7)	(1)
Total revenues	234	105	26
Benefits, losses and loss adjustment expenses [1]	19	11	31
Insurance operating costs and other expenses	83	83	59
Pension settlement	—	—	750
Loss on extinguishment of debt [2]	90	6	—
Interest expense [2]	259	298	316
Total benefits, losses and expenses	451	398	1,156
Loss before income taxes	(217)	(293)	(1,130)
Income tax expense (benefit) [3]	(46)	(95)	457
Loss from continuing operations, net of tax	(171)	(198)	(1,587)
Income (loss) from discontinued operations,net of tax	—	322	(2,869)
Net income (loss)	$(171)	$124	$(4,456)
Preferred stock dividends	21	6	—
Net income (loss) available to common stockholders	$(192)	$118	$(4,456)

[1]	Represents benefits expense on life and annuity business previously underwritten by the Company.

[2]	For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.

[3]	For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Net Income (Loss)
Year ended December 31, 2019 compared to the year ended December 31, 2018
Net loss compared to net income in 2018 as 2018 included income from discontinued operations related to the life and annuity business sold in May 2018. The loss from continuing operations, net of tax, improved due to an increase in other revenues due to higher earnings on the Company's retained equity interest in the legal entity that acquired the life and annuity business sold in 2018, lower interest expense, a change to net realized capital gains in 2019 from net realized capital losses in 2018, and greater fee revenue from managing the invested assets of Talcott Resolution post-sale, partially offset by an increase in loss on extinguishment of debt and transaction costs incurred in 2019 related to the Navigators Group acquisition.
Interest Expense

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018
Interest expense decreased primarily due to the maturity of senior notes payable in January 2019 and the redemption of junior subordinated debentures in June 2018, partially offset by the issuance of senior notes in August 2019 in excess of the amount of proceeds used to redeem other outstanding senior notes. On June 15, 2018, The Hartford redeemed $500 aggregate principal amount of its 8.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068. On January 15, 2019,

the Company repaid at maturity the $413 principal amount of its 6.0% senior notes. In third quarter 2019, after receiving net proceeds of $1.38 billion from the issuance of the 2.8% senior notes due August 19, 2029 and 3.6% senior notes due August 19, 2049, The Hartford repaid $265 of 5.75% senior notes due 2023 that had been assumed in the Navigators Group acquisition and $800 of 5.125% senior notes due 2022 of The Hartford Financial Services Group, Inc., and recognized a loss on extinguishment of debt of $90. For additional information, see Note 13 - Debt of Notes to the Consolidated Financial Statements.

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

ERCC Members
CEO (Chair)
President
Chief Financial Officer
Chief Investment Officer
Chief Risk Officer
General Counsel
Others as deemed necessary by the Committee Chair

ERCC

Asset Liability Committee	Underwriting Risk Committee	Emerging Risk Steering Committee	Operational Risk Committee	Economic Capital Executive Committee	Model Oversight Committee
The Company's enterprise risk management ("ERM") function supports the ERCC and functional committees, and is tasked with, among other things:

•	risk identification and assessment;

•	the development of risk appetites, tolerances, and limits;

•	risk monitoring; and

•	internal and external risk reporting.
The Company categorizes its main risks as insurance risk, operational risk and financial risk, each of which is described in more detail below.
Insurance Risk
Insurance risk is the risk of losses of both a catastrophic and non-catastrophic nature on the P&C and Group Benefits products the Company has sold. Catastrophe insurance risk is the exposure arising from both natural (e.g., weather, earthquakes, wildfires, pandemics) and man-made catastrophes (e.g., terrorism, cyber-

attacks) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios.
Sources of Insurance Risk Non-catastrophe insurance risks exist within each of the Company's segments except Hartford Funds and include:

•
Property- Risk of loss to personal or commercial property from automobile related accidents, weather, explosions, smoke, shaking, fire, theft, vandalism, inadequate installation, faulty equipment, collisions and falling objects, and/or machinery mechanical breakdown resulting in physical damage and other covered perils.

•
Liability- Risk of loss from automobile related accidents, uninsured and underinsured drivers, lawsuits from accidents, defective products, breach of warranty, negligent acts by professional practitioners, environmental claims, latent exposures, fraud, coercion, forgery, failure to fulfill obligations per contract surety, liability from errors and omissions, losses from political and credit coverages, losses

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

from derivative lawsuits, and other securities actions and covered perils.

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

•	Longevity- Risk of loss from increased life expectancy trends among policyholders receiving long-term benefit payments.

•	Cyber Insurance- Risk of loss to property, breach of data and business interruption from various types of cyber-attacks.
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

The Company generally limits its estimated pre-tax loss as a result of natural catastrophes for property & casualty exposures from a single 250-year event to less than 30% of the projected total available capital at year end of the property and casualty insurance subsidiaries prior to reinsurance and to less than 15% of the projected total available capital at year end of the property and casualty insurance subsidiaries after reinsurance. From time to time the estimated loss to natural catastrophes from a single 250-year event prior to reinsurance may fluctuate above or below these limits due to changes in modeled loss estimates, exposures or statutory surplus. [2]

- The estimated 250 year pre-tax probable maximum loss from earthquake events is estimated to be $1.1 billion before reinsurance and $408 million net of reinsurance. [1]
- The estimated 250 year pre-tax probable maximum losses from hurricane events are estimated to be $1.8 billion before reinsurance and $906 net of reinsurance. [1]
Terrorism
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
The Company generally limits its estimated pre-tax loss from a single 250 year pandemic event to less than 18% of the aggregate projected total available capital at year end of the property and casualty and group benefits insurance subsidiaries. In evaluating these scenarios, the Company assesses the impact on group life, short-term disability, long-term disability and property & casualty claims.  While ERM has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. In addition, the Company assesses losses in the investment portfolio associated with market declines in the event of a widespread pandemic. [2]

[1]
The loss estimates represent total property losses for hurricane events and property and workers compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates that have a 0.4% likelihood of being exceeded in any single year. The net loss estimates provided assume that the Company is able to recover all losses ceded to reinsurers under its reinsurance programs. The Company also manages natural catastrophe risk for group life and group disability, which in combination with property and workers compensation loss estimates are subject to separate enterprise risk management net aggregate loss limits as a percent of enterprise surplus.

[2]
For U.S. insurance subsidiaries other than Navigators Insurers, total available capital is equal to actual statutory capital and surplus. For Navigators Insurers, including in U.S. and non-U.S. jurisdictions, total available capital is equal to U.S. GAAP equity of those subsidiaries less certain assets such as goodwill, intangible assets, deferred taxes and other adjustments, including discounting.

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
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, and an aggregate property catastrophe treaty as well as individual risk agreements (including facultative reinsurance) that reinsure losses from specific classes or lines of business. The aggregate property catastrophe treaty covers the aggregate of catastrophe events designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Primary Catastrophe Treaty Reinsurance Coverages as of January 1, 2020

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty from 1/1/2020 to 12/31/2020 [1] [2]
Losses of $0 to $150	None	100% retained
Losses of $150 to $350 for named storms and earthquakes	None	100% retained
Losses of $150 to $350 from one event other than named storms and earthquakes	70% of $200 in excess of $150	30% co-participation
Losses of $350 to $500 from one event (all perils)	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.1 billion from one event [3] (all perils)	90% of $600 in excess $500	10% co-participation
Aggregate Property Catastrophe Treaty for 1/1/2020 to 12/31/2020 [4]
$0 to $700 of aggregate losses	None	100% retained
$700 to $900 of aggregate losses	100%	None
Workers' Compensation Catastrophe Treaty for 1/1/2020 to 12/31/2020
Losses of $0 to $100 from one event	None	100% retained
Losses of $100 to $450 from one event [5]	80% of $350 in excess of $100	20% co-participation

[1]
As of January 1, 2020 Navigators Group (Global Specialty) is included in the Corporate Property Catastrophe treaties. These treaties do not cover the assumed reinsurance business which purchases its own retrocessional coverage.

[2]
In addition to the Property Occurrence Treaty, for Florida events, The Hartford has purchased the mandatory FHCF reinsurance for the period from 6/1/2019 to 5/30/2020. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage for approximately $67 of per event losses in excess of a $27 retention.

[3]	Portions of this layer of coverage extend beyond a traditional one year term.

[4]
The aggregate treaty is not limited to a single event; rather, it is designed to provide reinsurance protection for the aggregate of all catastrophe events (up to $350 per event), either designated by the Property Claim Services office of Verisk or, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand. All catastrophe losses apply toward satisfying the $700 attachment point under the aggregate treaty.

[5]
In addition to the limits shown, the workers' compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of $30 in per event losses in excess of a $20 retention.

In addition to the property catastrophe reinsurance coverage described in the above table, the Company has other reinsurance agreements that cover property catastrophe losses. The Per Occurrence Property Catastrophe Treaty, and Workers' Compensation Catastrophe Treaty include a provision to reinstate one limit in the event that a catastrophe loss exhausts limits on one or more layers under the treaties.
Reinsurance for Terrorism- For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by nuclear, biological, chemical or radiological attacks. As such, the Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through TRIPRA to the end of 2027.
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $200 billion. Under the program, in any one calendar year, the federal government will pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 80% . The Company's estimated deductible under the program is $1.5 billion for 2020. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit,

Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two adverse development cover (“ADC”) reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) and the other covers substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”). For more information on the A&E ADC and the Navigators ADC, see Note 1, Basis of Presentation and Significant Accounting Policies, and Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses.
Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Reinsurance Recoverables

	As of December 31,
	2019	2018
Paid loss and loss adjustment expenses	$249	$127
Unpaid loss and loss adjustment expenses	4,819	3,773
Gross reinsurance recoverables	5,068	3,900
Allowance for uncollectible reinsurance	(114)	(126)
Net reinsurance recoverables	$4,954	$3,774
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
Distribution of Gross Reinsurance Recoverables

	As of December 31,
	2019		2018
Gross reinsurance recoverables	$5,068		$3,900
Mandatory (assigned risk) pools and structured settlements	(1,186)		(1,220)
Gross reinsurance recoverables excluding mandatory pools and structured settlements	$3,882		$2,680
		% of Total		% of Total
Rated A- (excellent) or better by A.M. Best [1]	$3,261	84.0%	$2,194	81.8%
Other rated by A.M. Best	—		1	0.1%
Total rated companies	3,261	84.0%	2,195	81.9%
Voluntary pools	30	0.8%	35	1.3%
Captives	325	8.3%	302	11.3%
Other not rated companies	266	6.9%	148	5.5%
Total	$3,882	100.0%	$2,680	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2019 and 2018, respectively.
To manage reinsurer credit risk, a reinsurance security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration, and establishes limits tiered by reinsurer credit rating.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. As indicated in the above table, excluding mandatory pools and structured settlements, 84.0% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2019.
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
Group Benefits Reinsurance Recoverables

	As of December 31,
	2019	2018
Paid loss and loss adjustment expenses	$6	$12
Unpaid loss and loss adjustment expenses	247	239
Gross reinsurance recoverables	253	251
Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$253	$251

[1]	No allowance for uncollectible reinsurance was required as of December 31, 2019 and 2018.
Guaranty Funds and Other Insurance-related Assessments
As part of its risk management strategy, the Company regularly monitors the financial strength of other insurers and, in particular, activity by insurance regulators and various state guaranty associations in the U.S. relating to troubled insurers. In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund.
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
Cybersecurity Risk
The Hartford has implemented an information protection program with established governance routines that promote an adaptive approach for assessing and managing risks. The Hartford employs a ‘defense-in-depth’ strategy that uses multiple security measures to protect the integrity of the Company's information assets. This ‘defense-in-depth’ strategy aligns to the National Institute of Standards and Technology ("NIST") Cyber Security Framework and provides preventative, detective and responsive measures that collectively protects the Company. Various cyber assurance methods, including security metrics, third party security assessments, external penetration testing, red team exercises, and cyber war game exercises are used to test the effectiveness of the overall cybersecurity control environment.
The Hartford, like many other large financial services companies, blocks attempted cyber intrusions on a daily basis. In the event of a cyber intrusion, the Company invokes its Cyber Incident Response Program (the "Program") commensurate with the nature of the intrusion. While the actual methods employed differ based on the event, our approach uses internal teams and outside advisors with specialized skills to support the response and recovery efforts and requires elevation of issues, as necessary, to senior management. In addition, we have procedures to ensure timely notification of critical cybersecurity incidents pursuant to the Program to help identify employees who may have material non-public information and to implement blackout restrictions on trading the Company's securities during the investigation and assessment of such cybersecurity incidents.
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
Management The Company has defined ongoing monitoring and reporting requirements to assess liquidity across the enterprise under both current and stressed market conditions. The Company measures and manages liquidity risk exposures and funding needs within prescribed limits across legal entities, taking into account legal, regulatory and operational limitations to the transferability liquidity. The Company also monitors internal and external conditions, and identifies material risk changes and emerging risks that may impact operating cash flows or liquid assets. The liquidity requirements of the Holding Company have been and will continue to be met by the Holding Company's fixed maturities, short-term investments and cash, and dividends from its subsidiaries, principally its insurance operations, as well as the issuance of common stock, debt or

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

other capital securities and borrowings from its credit facilities as needed. The Company maintains multiple sources of contingent liquidity including a revolving credit facility, a commercial paper program, an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates, and access to collateralized advances from the Federal Home Loan Bank of Boston ("FHLBB") for certain affiliates. The Company's CFO has primary responsibility for liquidity risk.
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
Impact A decline in creditworthiness is typically reflected as an increase in an investment’s credit spread and associated decline in value, potentially resulting in an increase in other-than-temporary impairment, and an increased probability of a realized loss upon sale. In certain instances, counterparties may default on their obligations and the Company may realize a loss on default. Premiums receivable, reinsurance recoverable and deductible losses recoverable are also subject to credit risk based on the counterparty’s unwillingness or inability to pay.
Management The objective of the Company’s enterprise credit risk management strategy is to identify, quantify, and manage credit risk in aggregate and to limit potential losses in accordance with the Company's credit risk management policy. The Company manages its credit risk by managing aggregations of risk, holding a diversified mix of issuers and counterparties across its investment, reinsurance, and insurance portfolios and limiting exposure to any specific reinsurer or counterparty. Potential credit losses can be mitigated through diversification (e.g., geographic regions, asset types, industry sectors), hedging and the use of collateral to reduce net credit exposure.
The Company manages credit risk through the use of various analyses and governance processes. The investment, derivatives and reinsurance areas have formal policies and procedures for counterparty approvals and authorizations, which establish criteria defining minimum levels of creditworthiness and financial stability for eligible counterparties. Credits considered for investment are subject to underwriting reviews and private securities are subject to management approval. Mitigation strategies vary across the three sources of credit risk, but may include:

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
As of December 31, 2019, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Consolidated Financial Statements.

Assets and Liabilities Subject to Credit Risk

Investments Essentially all of the Company's invested assets are subject to credit risk. Credit related impairments on investments were $3 and $1, in 2019 and 2018, respectively. (See the Enterprise Risk Management section of the MD&A under “Other-Than-Temporary Impairments.”)

Reinsurance recoverables Reinsurance recoverables, net of an allowance for uncollectible reinsurance, were $5,527 and $4,357, as of December 31, 2019 and 2018, respectively. (See the Enterprise Risk Management section of the MD&A under “Reinsurance as a Risk Management Strategy.”)

Premiums receivable and agents' balances Premiums receivable and agents’ balances, net of an allowance for doubtful accounts, were $4,384 and $3,995, as of December 31, 2019 and 2018, respectively. (For a discussion regarding collectibility of these balances, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements under the section labeled “Revenue Recognition.”)

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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk.  The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds or negotiated thresholds. In accordance with industry standards and the contractual requirements, collateral is typically settled on the same business day. For the year ended December 31, 2019, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield.
Credit Risk Reduced Through Credit Derivatives
The Company uses credit derivatives to purchase credit protection with respect to a single entity or referenced index. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2019 and 2018, the notional amount related to credit derivatives that purchase credit protection was $124 and $6, respectively, while the fair value was $(3) and $0, respectively. These amounts do not include positions that are in offsetting relationships.
Credit Risk Assumed Through Credit Derivatives
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and indexes. As of December 31, 2019 and 2018, the notional amount related to credit derivatives that assume credit risk was $500 and $1.1 billion, respectively, while the fair value was $13 and $3, respectively. These amounts do not include positions that are in offsetting relationships.
For further information on credit derivatives, see Note 7 - Derivatives of Notes to Consolidated Financial Statements.
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
Sources of Interest Rate Risk The Company has exposure to interest rate risk arising from its fixed maturity investments, commercial mortgage loans, capital securities issued by the Company and discount rate assumptions associated with the Company’s claim reserves and pension and other post retirement benefit obligations as well as from assets that support the Company's pension and other post-retirement benefit plans.
Impact Changes in interest rates from current levels can have both favorable and unfavorable effects for the Company.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Change in Interest Rates	Favorable Effects	Unfavorable Effects
Ý	Additional net investment income due to reinvesting at higher yields	Decrease in the fair value of the fixed income investment portfolio
Higher interest expense on variable rate debt obligations
Þ	Increase in the fair value of the fixed income investment portfolio	Lower net investment income due to reinvesting at lower investment yields
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
The Company utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or to hedge liabilities. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flows of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. As of December 31, 2019 and 2018, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $11.4 billion and $10.5 billion, respectively primarily related to investments. The fair value of these derivatives was $(59) and $(61) as of December 31, 2019 and 2018, respectively.

Assets and Liabilities Subject to Interest Rate Risk

Fixed income investments The fair value of fixed income investments, which include fixed maturities, commercial mortgage loans, and short-term investments, was $49.3 billion and $43.7 billion at December 31, 2019 and 2018, respectively. The weighted average duration of the portfolio, including derivative instruments, was approximately 5.0 years and 4.7 years as of December 31, 2019 and 2018, respectively. Changes in the fair value of fixed maturities due to changes in interest rates are reflected as a component of AOCI.

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

Group life and disability product liabilities The cash outflows associated with contracts issued by the Company's Group Benefits segment, primarily group life and short and long-term disability policy liabilities, are not interest rate sensitive but vary based on timing. Though the aggregate cash flow payment streams are relatively predictable, these products rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. As of December 31, 2019 and 2018, the Company had $8,256 and $8,445, respectively of reserves for group life and disability contracts. Changes in the value of the liabilities as a result of changes in interest rates will impact the fair value of these instruments but not the carrying value in the Company's Consolidated Balance Sheets.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pension and other post-retirement benefit obligations The Company’s pension and other post-retirement benefit obligations are exposed to interest rate risk based upon the sensitivity of present value obligations to changes in liability discount rates as well as the sensitivity of the fair value of investments in the plan portfolios to changes in interest rates. The discount rate assumption is based upon an interest rate yield curve that reflects high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. The Company is exposed to the risk of having to make additional plan contributions if the plans’ investment returns, including from investments in fixed maturities, are lower than expected. (For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements.) As of December 31, 2019 and 2018, the Company had $732 and $791, respectively, of unfunded liabilities for pension and post-retirement benefit obligations recorded within Other Liabilities in the accompanying Balance Sheets.

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

Interest Rate Sensitivity of Group Benefits Short and Long-term Disability Reserves and Invested Assets Supporting Them

	Change in Net Economic Value as of December 31,
	2019		2018
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$83	$(101)	$47	$(68)
The carrying value of assets supporting the liabilities related to the businesses included in the table above was $10.6 billion and $10.0 billion, as of December 31, 2019 and 2018, respectively, and included fixed maturities, commercial mortgage loans and short-term investments. The assets supporting the liabilities are monitored and managed within set duration guidelines and are evaluated on a daily basis, as well as annually, using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets not Supporting Group Life and Disability Reserves
The following table provides an analysis showing the estimated before tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting group life and disability reserves which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2019 and 2018. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments.
Interest Rate Sensitivity of Invested Assets Not Supporting Group Benefits Short and Long-term Disability Reserves

	Change in Fair Value as of December 31,
	2019		2018
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$2,165	$(1,853)	$1,761	$(1,511)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $38.7 billion and $33.7 billion as of December 31, 2019 and 2018, respectively.
Long-term Debt
A 100 basis point parallel decrease in the yield curve would result in an increase in the fair value of long-term debt by $607 and $331 as of December 31, 2019 and 2018, respectively. A 100 basis point parallel increase in the yield curve would result in a decrease in the fair value of long-term debt by $499 and $279 as of December 31, 2019 and 2018, respectively. Changes in the value of long-term debt as a result of changes in interest rates will not impact the carrying value in the Company's Consolidated Balance Sheets.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pension and Other Post-Retirement Plan Obligations
A 100 basis point parallel decrease in the yield curve would impact both the value of the underlying pension assets and the value of the liability, resulting in an increase in the unfunded liabilities for pension and other post-retirement plan obligations of $185 and $178 as of December 31, 2019 and 2018, respectively. A 100 basis point parallel increase in the yield curve would have the inverse effect and result in a decrease in the unfunded liabilities for pension and other post-retirement plan obligations of $138 and $134 as of December 31, 2019 and 2018, respectively. Gains or losses due to changes in interest rates on the pension and post-retirement plan obligations are recorded within AOCI and are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold.
Discontinuation of LIBOR The Company continues to monitor the potential impacts of the discontinuation of LIBOR which is used as a benchmark or reference rate for certain investments and derivatives the Company owns and floating rate debt the Company has issued. The Company has identified three principal types of outstanding contracts that may be affected by the discontinuation of or transition from LIBOR to an alternative reference rate, including floating rate fixed maturity investments the Company holds in its investment portfolio; derivative instruments that hedge interest rate risk; and two classes of junior subordinated debentures that the Company has issued and are currently outstanding.

•
Using our best estimate of expected future cash flows including prepayments and maturities, the book value of LIBOR referenced floating rate fixed maturities that the Company owns as of December 31, 2019 and that the Company expects to be outstanding at the end of 2021, is approximately $2.7 billion. The Company has performed a review of the LIBOR replacement language on these assets and believes that greater than 80% have language that supports a transition to a new standard benchmark rate. The Company will continue to assess the remaining holdings and work with counterparties, as appropriate, to determine LIBOR replacement language or manage the assets in other ways, such as through asset sales.

•
The notional amount of derivative instruments as of December, 31, 2019 with a floating rate component that references LIBOR that the Company expects to be outstanding at the end of 2021, considering maturities, is $10.3 billion, with $10.1 billion being cleared through an exchange or clearinghouse. The Company anticipates that substantially all existing derivatives referencing LIBOR, whether or not cleared through an exchange or clearing house, will transition from LIBOR to SOFR or other market alternative rates in line with new market standards currently being developed.

•
The Company has issued $1.1 billion of junior subordinated debentures that mature after 2021 with LIBOR referenced floating interest rates. The Company is assessing options to manage the risk associated with the transition away from LIBOR related to these outstanding securities.

The uncertainty regarding the continued use and reliability of LIBOR, including the timing of such transition, could reduce the value of some of our floating rate fixed maturity investments and increase the interest the Company pays on the junior subordinated debentures.
There is also a risk that certain derivatives may no longer qualify for hedge accounting if reference rates change on derivative contracts but the reference interest rate of the instruments being hedged do not change in a substantially similar manner, particularly for cash flow hedges of floating rate investments the Company owns and junior subordinated debentures the Company has issued. The loss of hedge accounting could result in the recognition of gains or losses on derivatives in the income statement rather than in accumulated other comprehensive income. The FASB has proposed guidance that would allow companies to continue to apply hedge accounting in these instances for one year after year end 2021 when the U.K. Financial Conduct Authority is expected to stop requiring financial institutions to publish LIBOR rates. Beyond the one year period ending 2022, there is uncertainty whether certain outstanding derivative contracts will continue to qualify for hedge accounting either because the replacement rate of the financial instrument being hedged is not sufficiently matched to the reference rate of the derivative contract or because replacement rate language for the hedged instrument has not been determined.
Equity Risk
Equity risk is the risk of financial loss due to changes in the value of global equities or equity indices.
Sources of Equity Risk The Company has exposure to equity risk from invested assets, assets that support the Company’s pension and other post-retirement benefit plans, and fee income derived from Hartford Funds assets under management. In addition, the Company has equity exposure through its 9.7% ownership interest in the limited partnership, Hopmeadow Holdings LP, that owns the life and annuity business sold in 2018. For further information, see Note 21 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
Impact The investment portfolio is exposed to losses from market declines affecting equity securities and derivatives, alternative assets and limited partnerships which could negatively impact the Company's reported earnings. For assets supporting pension and other post-retirement benefit plans, the Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. Hartford Funds earnings are also significantly influenced by the U.S. and other equity markets. Generally, declines in equity markets will reduce the value of assets under management and the amount of fee income generated from those assets. Increases in equity markets will generally have the inverse impact.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Assets and Liabilities Subject to Equity Risk

Investment portfolio The investment portfolio is exposed to losses from market declines affecting equity securities and derivatives, and certain alternative assets and limited partnerships. Generally, declines in equity markets will reduce the value of these types of investments and could negatively impact the Company’s earnings while increases in equity will have the inverse impact. For equity securities, the changes in fair value are reported in net realized capital gains and losses. For alternative assets and limited partnerships, the Company's share of earnings for the period is recorded in net investment income, though typically on a delay based on the availability of the underlying financial statements. For a discussion of equity sensitivity, see below.

Assets supporting pension and other post-retirement benefit plans The Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. For a discussion of equity sensitivity, see below.
Declines in value are recognized as unrealized losses in AOCI. Increases in equity markets are recognized as unrealized gains in AOCI. Unrealized gains and losses in AOCI are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold. For further discussion of equity risk associated with the pension plans, see Note 18 - Employee Benefit Plans of Notes to

Consolidated Financial Statements.

Assets under management Assets under management in Hartford Funds may decrease in value during equity market declines, which would result in lower earnings because fee income is earned based upon the value of assets under management.

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
The selection of the 20% shock to the S&P 500 was made only as an illustration to the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated below due to the nature of the estimates and assumptions used in the analysis. These calculations do not capture the impact of portfolio re-allocations.
Equity Sensitivity [1]

	As of December 31, 2019			As of December 31, 2018
		Shock to S&P 500			Shock to S&P 500
(Before tax)	Fair Value	+20%	-20%	Fair Value	+20%	-20%
Investment Portfolio	$3,295	$440	$(407)	$3,045	$419	$(418)
Assets supporting pension and other post-retirement benefit plans	$1,372	$230	$(230)	$1,226	$209	$(209)

[1]	Table excludes the Company's investment in Hopmeadow Holdings LP which is reported in other assets on the Company's Consolidated Balance Sheets.
Hartford Funds assets under management
Hartford Funds earnings are significantly influenced by the U.S. and other equity markets. If equity markets were to hypothetically decline 20% and remain depressed for one year, the estimated before tax impact on reported earnings for that one year period is $(50) as of December 31, 2019. The selection of the 20% shock to the S&P 500 was made only as an illustration to the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Foreign Currency Exchange Risk
Foreign currency exchange risk is the risk of financial loss due to changes in the relative value between currencies.
Sources of Currency Risk The Company has foreign currency exchange risk in non-U.S. dollar denominated cash, fixed maturities, equities, and derivative instruments. In addition, the Company has non-U.S. subsidiaries, some with functional currencies other than U.S. dollar, and which transact business in multiple currencies resulting in assets and liabilities denominated in foreign currencies.
Impact Changes in relative values between currencies can create variability in cash flows and realized or unrealized gains and losses on changes in the value of assets and liabilities. The impact on the fair value of fixed maturities, AFS due to changes in foreign currency exchange rates, in relation to functional currency, is reported in unrealized gains or losses as part of other comprehensive income. The realization of gains or losses resulting from investment sales or resulting from changes in investments that record fair value through the income statement due to changes in foreign currency exchange rates is reflected through net realized capital gains and losses.
In regards to insurance and reinsurance contracts that the Company enters into for which we are obligated to pay losses in a foreign currency, the impact of changes in foreign currency exchange rates on assets and liabilities related to these contracts is reflected through net realized capital gains and losses. These assets or liabilities include, but are not limited to, cash and cash equivalents, premiums receivable, reinsurance recoverables, and unpaid losses and loss adjustment expenses. Additionally, the Company translates the assets, liabilities, and income of non-U.S. dollar functional currency legal entities into U.S. dollar. This translation amount is reported as a component of other comprehensive income.
Management The Company manages its foreign currency exchange risk primarily through asset-liability matching and through the use of derivative instruments. However, legal entity capital is invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations. The foreign currency exposure of non-U.S. dollar denominated investments will most commonly be reduced through the sale of the assets or through hedges using foreign currency swaps and forwards.

Assets and Liabilities Subject to Foreign Currency Exchange Risk

Investment portfolio The Company is exposed to foreign exchange risk affecting non-U.S. dollar denominated cash, fixed maturities, equities and derivative instruments. Changes in relative values between currencies can positively or negatively impact net realized capital gains and losses or unrealized gains (losses) as part of other comprehensive income.

Assets supporting pension plan Changes in relative values between currencies can positively or negatively impact unrealized gains and losses in AOCI. Unrealized gains and losses in AOCI are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold. As of December 31, 2019 and 2018, the Company had pension plan assets of $83 and $68, respectively, of non-U.S. dollar investments in multiple currencies. These amounts are excluded from the sensitivity analysis below.

Insurance contract related assets and liabilities The Company has non-U.S. dollar denominated insurance contracts and associated premiums receivable, reinsurance recoverables and unpaid losses and loss adjustment expenses, that are exposed to foreign exchange risk. For contracts that are within U.S, dollar functional currency legal entities, changes in foreign currency exchange rates can positively or negatively impact net realized capital gains and losses. For contracts within non-U.S. dollar functional currency legal entities, changes in foreign currency exchange rates can positively or negatively impact other comprehensive income.

Foreign Currency Sensitivity
For the Company’s primary currencies that create foreign exchange risk, the following table provides the estimated impact of a hypothetical 10% unfavorable change in exchange rates. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis. The amounts presented are in U.S. dollars and before-tax.
Foreign Currency Sensitivity [1]

	GBP	CAD	10% Unfavorable Change
December 31, 2019
Net assets (liabilities)	$336	$173	$(46)

December 31, 2018
Net assets (liabilities)	$—	$89	$(8)

[1]	Amount excludes currencies where the value of net assets in U.S. dollar equivalent is less than 1% of total net assets of the Company.
Financial Risk on Statutory Capital
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

•
A decrease in the value of certain fixed-income and equity securities in our investment portfolio, due in part to credit spreads widening or a decline in equity market levels, may result in a decrease in statutory surplus and RBC ratios.

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
Fixed Maturities by Credit Quality

	December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,478	$5,644	13.4%	$4,446	$4,430	12.4%
AAA	6,412	6,617	15.7%	6,366	6,440	18.1%
AA	7,746	8,146	19.3%	6,861	6,985	19.6%
A	10,144	10,843	25.7%	8,314	8,370	23.5%
BBB	8,963	9,530	22.6%	8,335	8,163	22.9%
BB & below	1,335	1,368	3.3%	1,281	1,264	3.5%
Total fixed maturities, AFS	$40,078	$42,148	100.0%	$35,603	$35,652	100.0%
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Securities by Type

	December 31, 2019					December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,350	$16	$(3)	$1,363	3.2%	$1,159	$5	$(1)	$1,163	3.3%
Other	111	2	—	113	0.3%	113	—	—	113	0.3%
Collateralized loan obligations ("CLOs")	2,186	5	(8)	2,183	5.2%	1,455	2	(20)	1,437	4.0%
CMBS
Agency [1]	1,878	43	(7)	1,914	4.5%	1,447	13	(33)	1,427	4.0%
Bonds	2,108	86	(4)	2,190	5.2%	1,845	13	(29)	1,829	5.1%
Interest only	224	12	(2)	234	0.6%	289	9	(2)	296	0.8%
Corporate
Basic industry	539	31	(1)	569	1.4%	604	8	(21)	591	1.7%
Capital goods	1,495	72	(9)	1,558	3.7%	1,132	8	(31)	1,109	3.1%
Consumer cyclical	991	57	(1)	1,047	2.5%	943	9	(29)	923	2.6%
Consumer non-cyclical	2,372	137	(3)	2,506	5.9%	1,936	11	(71)	1,876	5.3%
Energy	1,550	96	(3)	1,643	3.9%	1,156	14	(43)	1,127	3.1%
Financial services	3,977	192	(4)	4,165	9.9%	3,368	17	(99)	3,286	9.2%
Tech./comm.	2,360	208	—	2,568	6.1%	1,720	34	(54)	1,700	4.8%
Transportation	743	44	—	787	1.9%	548	4	(18)	534	1.5%
Utilities	2,019	132	(4)	2,147	5.1%	2,017	43	(69)	1,991	5.6%
Other	389	17	—	406	1.0%	272	—	(11)	261	0.7%
Foreign govt./govt. agencies	1,057	66	—	1,123	2.7%	866	7	(26)	847	2.4%
Municipal bonds
Taxable	815	45	(1)	859	2.0%	629	14	(17)	626	1.8%
Tax-exempt	7,948	692	(1)	8,639	20.5%	9,343	407	(30)	9,720	27.3%
RMBS
Agency	2,409	57	(1)	2,465	5.8%	1,508	7	(29)	1,486	4.2%
Non-agency	1,786	17	(2)	1,801	4.2%	933	5	(6)	932	2.6%
Alt-A	40	3	—	43	0.1%	43	4	—	47	0.1%
Sub-prime	540	20	—	560	1.3%	786	28	—	814	2.3%
U.S. Treasuries	1,191	75	(1)	1,265	3.0%	1,491	41	(15)	1,517	4.2%
Total fixed maturities, AFS	$40,078	$2,125	$(55)	$42,148	100.0%	$35,603	$703	$(654)	$35,652	100.0%
Fixed maturities, FVO				$11					$22
Equity securities, at fair value				$1,657					$1,214

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of AFS securities increased as compared with December 31, 2018, primarily due to the transfer in of assets related to the acquisition of Navigators Group as well as an increase in valuations due to lower interest rates and tighter credit spreads.
European Exposure
While the European economy is showing signs of stabilization, structural challenges including elevated sovereign debt levels and demographic headwinds are expected to suppress economic growth in the region. Political risk will likely remain elevated in Europe during 2020 due to uncertainty surrounding Brexit, increasing pressure on centrist governments in France and Germany and ongoing concern over Italian fiscal policy.  The Company manages the credit risk associated with its European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis.
For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2019, the Company’s European investment exposure had an amortized cost of $3.0 billion and a fair value of $3.1 billion, or 6% of total invested assets; as of December 31, 2018, both the amortized cost and fair value totaled $2.5 billion. The investment exposure largely relates to corporate entities which are domiciled in or generate a significant portion of their revenue within the United Kingdom, Germany, Switzerland, Netherlands, and Sweden. As of both December 31, 2019 and 2018, the weighted average credit quality of European investments was A-. Entities domiciled in the United Kingdom comprise the Company's largest European exposure; as of December 31, 2019 and 2018, the U.K. exposure totals less than

3% of total invested assets and largely relates to the industrial, sovereign, and financial services sectors and has an average credit rating of A-. The majority of the European investments are U.S. dollar-denominated. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A.
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Securities by Type table.
Exposure to CMBS and RMBS as of December 31, 2019

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,878	$1,914	$—	$—	$—	$—	$—	$—	$—	$—	$1,878	$1,914
Bonds	1,013	1,055	561	576	416	438	118	121	—	—	2,108	2,190
Interest Only	150	158	67	70	—	—	5	5	2	1	224	234
Total CMBS	3,041	3,127	628	646	416	438	123	126	2	1	4,210	4,338
RMBS
Agency	2,386	2,441	23	24	—	—	—	—	—	—	2,409	2,465
Non-Agency	1,215	1,226	300	304	257	257	13	13	1	1	1,786	1,801
Alt-A	—	—	8	8	4	4	8	9	20	22	40	43
Sub-Prime	9	9	56	57	167	173	164	171	144	150	540	560
Total RMBS	3,610	3,676	387	393	428	434	185	193	165	173	4,775	4,869
Total CMBS & RMBS	$6,651	$6,803	$1,015	$1,039	$844	$872	$308	$319	$167	$174	$8,985	$9,207
Exposure to CMBS and RMBS as of December 31, 2018

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,447	$1,427	$—	$—	$—	$—	$—	$—	$—	$—	$1,447	$1,427
Bonds	983	973	444	436	368	370	50	50	—	—	1,845	1,829
Interest Only	204	210	77	79	1	1	5	4	2	2	289	296
Total CMBS	2,634	2,610	521	515	369	371	55	54	2	2	3,581	3,552
RMBS
Agency	1,508	1,486	—	—	—	—	—	—	—	—	1,508	1,486
Non-Agency	611	610	167	167	111	109	33	33	11	13	933	932
Alt-A	—	—	10	10	4	5	9	9	20	23	43	47
Sub-Prime	31	32	72	73	211	217	179	186	293	306	786	814
Total RMBS	2,150	2,128	249	250	326	331	221	228	324	342	3,270	3,279
Total CMBS & RMBS	$4,784	$4,738	$770	$765	$695	$702	$276	$282	$326	$344	$6,851	$6,831
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The Company also has exposure to commercial mortgage loans. These loans are collateralized by real estate properties that are diversified both geographically throughout the United States and by property type. These commercial loans are originated by the Company as high quality whole loans, and the Company may sell participation interests in one or more loans to third parties. A loan participation interest represents a pro-rata share in interest and principal payments generated by the participated loan, and the relationship between the Company as loan originator, lead participant and servicer and the third party as a participant are

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

governed by a participation agreement.
As of December 31, 2019, commercial mortgage loans had an amortized cost of $4.2 billion and carrying value of $4.2 billion, with no valuation allowance. As of December 31, 2018, commercial mortgage loans had an amortized cost of $3.7 billion and carrying value of $3.7 billion with a valuation allowance of $1.
The Company funded $840 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 59% and a weighted average yield of 3.6% during the twelve months ended December 31, 2019. The Company continues to originate commercial loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of December 31, 2019 or December 31, 2018.
Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.
Available For Sale Investments in Municipal Bonds

	December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,157	$1,268	AA	$1,222	$1,275	AA
Pre-refunded [1]	936	985	AAA	1,845	1,904	AAA
Revenue
Transportation	1,509	1,675	A+	1,449	1,537	A+
Health Care	1,360	1,454	A+	1,270	1,304	AA-
Education	784	853	AA	941	953	AA
Leasing [2]	781	842	AA-	772	799	AA-
Water & Sewer	660	700	AA	816	847	AA
Sales Tax	456	517	AA	507	541	AA
Power	339	374	A	308	328	A+
Housing	114	117	AA+	33	35	A+
Other	667	713	AA-	809	823	AA-
Total Revenue	6,670	7,245	AA-	6,905	7,167	AA-
Total Municipal	$8,763	$9,498	AA-	$9,972	$10,346	AA

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

As of both December 31, 2019 and December 31, 2018, the largest issuer concentrations were the New York Dormitory Authority, the New York City Transitional Finance Authority, and the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 18% of the fair value of the Company's investment portfolio. In light of changes in corporate income tax rates that began in 2018, the Company has reduced its exposure to municipal bonds through maturities, asset sales and principal repayments.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income

	Year Ended December 31,
	2019		2018		2017
	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$5	7.2%	$4	9.3%	$3	23.6%
Real estate funds	70	17.0%	58	12.0%	43	9.1%
Private equity funds	126	16.6%	144	22.5%	122	20.7%
Other alternative investments [1]	31	8.2%	(1)	(0.2)%	6	1.6%
Total	$232	14.4%	$205	13.2%	$174	12.0%
Investments in Limited Partnerships and Other Alternative Investments

	December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Hedge funds	$94	5.3%	$51	3.0%
Real estate funds	407	23.2%	499	29.0%
Private equity and other funds	851	48.4%	788	45.7%
Other alternative investments [1]	406	23.1%	385	22.3%
Total	$1,758	100.0%	$1,723	100.0%

[1]	Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments.
Available-for-sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $55 as of December 31, 2019, and have decreased $599 from December 31, 2018, primarily due to lower interest rates and tighter credit spreads. As of December 31, 2019, $50 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $5 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily related to commercial real estate securities that were purchased at tighter credit spreads.
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
Unrealized Loss Aging for AFS Securities

	December 31, 2019				December 31, 2018
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	347	$2,529	$2,514	$(15)	468	$3,191	$3,153	$(38)
Greater than three to six months	114	712	704	(8)	359	2,530	2,487	(43)
Greater than six to nine months	50	190	188	(2)	347	2,243	2,186	(57)
Greater than nine to eleven months	15	24	23	(1)	817	5,921	5,688	(233)
Twelve months or more	345	1,440	1,411	(29)	969	5,272	4,989	(283)
Total	871	$4,895	$4,840	$(55)	2,960	$19,157	$18,503	$(654)

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for AFS Securities Continuously Depressed Over 20%

	December 31, 2019				December 31, 2018
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	—	$—	$—	$—	13	$59	$43	$(16)
Greater than three to six months	5	2	1	(1)	—	—	—	—
Greater than six to nine months	—	—	—	—	3	3	2	(1)
Greater than nine to eleven months	—	—	—	—	2	2	1	(1)
Twelve months or more	32	10	6	(4)	36	13	8	(5)
Total	37	$12	$7	$(5)	54	$77	$54	$(23)
Other-than-temporary Impairments Recognized in Earnings by Security Type

	For the years ended December 31,
	2019	2018	2017
Credit Impairments
CMBS	—	1	2
Corporate	3	—	—
Equity Impairments	—	—	6
Total	$3	$1	$8
Year ended December 31, 2019
For the year ended December 31, 2019, impairments recognized in earnings were comprised of credit impairments of $3 related to two corporate securities experiencing issuer-specific financial difficulties.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Non-credit impairments recognized in other comprehensive income were $3 for the year-ended December 31, 2019.
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

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of December 31, 2019:

•	$1.2 billion in fixed maturities, short-term investments, and cash at The Hartford Financial Services Group, Inc. ("HFSG Holding Company").

•
A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023. No borrowings were outstanding and $5 in letters of credit were issued as of December 31, 2019.

•	Borrowings available under a commercial paper program to a maximum of $750. As of December 31, 2019, there was no commercial paper outstanding.

•
An intercompany liquidity agreement that allows for short-term advances of funds among HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes.

2020 expected dividends and other sources of capital:

•	P&C - The Company's property and casualty insurance subsidiaries have dividend capacity of $1.6 billion for 2020, with $850 to $900 of net dividends expected in 2020.

•	Group Benefits - HLA has dividend capacity of $534 in 2020 with $300 to $350 of dividends expected in 2020.

•	Hartford Funds - HFSG Holding Company expects to receive $100 to $125 in dividends from Hartford Funds in 2020.

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Cash tax receipts of approximately $520 to $540, including realization of net operating losses and AMT credits.

Expected liquidity requirements for the next twelve months as of December 31, 2019:

•	$500 maturing debt payment in March of 2020.

•	$235 of interest on debt.

•	$21 dividends on preferred stock, subject to the discretion of the Board of Directors.

•	$465 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Equity repurchase program:
Authorization for equity repurchases of up to $1.0 billion effective through December 31, 2020. Under the program the company repurchased 3.4 million shares during the period from January 1, 2019 to December 31, 2019 for $200 with $800 of authorization remaining as of December 31, 2019.

Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc. ("HFSG Holding Company")
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. have been and will continue to be met by HFSG Holding Company’s fixed maturities; short-term investments and cash; dividends, principally from its subsidiaries; and tax receipts, including realization of net operating losses and refunds of prior period AMT credits available to the HFSG Holding Company. In addition, HFSG Holding Company can meet its liquidity requirements through the issuance of common stock, debt or other capital securities and borrowings from its credit facilities, as needed.
During the second half of 2019, approximately $115 of capital was contributed by HFSG Holding Company to its Lloyd's corporate member and an additional contribution of approximately $30 is expected to be made in March 2020.  It is expected that the amount of letters of credit under the Lloyd’s Letter of Credit Facility permitted to support Lloyd's capital requirements will be reduced by the end of 2020, which will require the Company to seek alternative means of supporting its obligations at Lloyd's, including utilizing HFSG Holding Company resources.
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
After receiving proceeds from the issuance of the 2.8% Notes and 3.6% Notes, in third quarter 2019, The Hartford repaid $265 of 5.75% senior notes due 2023 that had been assumed in the Navigators Group acquisition and $800 of 5.125% senior notes due 2022 of The Hartford Financial Services Group, Inc., and recognized a loss on extinguishment of debt of $90 before tax. The balance of the proceeds was used for general corporate purposes.
For additional information on Debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Equity
Under a $1.0 billion share repurchase authorization by the Board of Directors in February, 2019, during the year ended December 31, 2019, the Company repurchased 3.4 million common shares for $200. During the period from January 1, 2020 to February 19, 2020, the Company repurchased approximately 1.4 million common shares for $82 under this authorization.  Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.
For further information about equity repurchases, see Part II - Item 5. Market for The Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
In 2018, the Company issued preferred stock and used the net proceeds from the offering to help fund repayment of the Company's 6.000% Senior Notes due January 15, 2019.
For further information regarding Preferred Stock, see Note 15 - Equity of Notes to Consolidated Financial Statements.
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since October 1, 2019:
Common Stock Dividends

Declared	Record	Payable	Amount per share
October 23, 2019	December 2, 2019	January 2, 2020	$0.30
February 3, 2020	March 2, 2020	April 2, 2020	$0.325
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
October 23, 2019	February 1, 2020	February 18, 2020	$375.00
February 20, 2020	May 1, 2020	May 15, 2020	$375.00
There are no current restrictions on HFSG Holding Company's ability to pay dividends to its stockholders.
For a discussion of restrictions on dividends to HFSG Holding Company from its insurance subsidiaries, see "Dividends from Insurance Subsidiaries" below. For a discussion of potential

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

limitations on the HFSG Holding Company's ability to pay dividends, see Part I, Item 1A, — Risk Factors for the risk factor "Our ability to declare and pay dividends is subject to limitations".
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, minimum contributions are mandated in certain circumstances pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations. The Company made contributions to the U. S. qualified defined benefit pension plan of approximately $70, $101 and $280 in 2019, 2018 and 2017, respectively. No contributions were made to the other postretirement plans in 2019, 2018 and 2017. The Company’s 2019, 2018 and 2017 required minimum funding contributions were immaterial. The Company does not have a 2020 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2020. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2020 to make this determination.
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
The Company accounted for this change as a change in estimate, and accordingly, recognized the effect prospectively beginning in 2017. For further discussion on full yield curve approach, see Part 2, Item 7, MD&A - Pension Plans and Other Postretirement in The Hartford’s 2018 Form 10-K Annual Report.
On June 30, 2017, the Company purchased a group annuity contract to transfer approximately $1.6 billion of the Company’s outstanding pension benefit obligations related to certain U.S. retirees, terminated vested participants, and beneficiaries. As a result of this transaction, in the second quarter of 2017, the Company recognized a pre-tax settlement charge of $750 ($488 net of tax) and a reduction to stockholders' equity of $144.
In connection with this transaction, the Company made a contribution of $280 in September 2017 to the U.S. qualified pension plan in order to maintain the plan’s pre-transaction funded status.

Dividends from Subsidiaries
Dividends to HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. Upon the acquisition of Navigators Group, the Company’s principal insurance subsidiaries are domiciled in the United States, the United Kingdom and Belgium.
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
Corporate members of Lloyd's Syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the Funds at Lloyd's ("FAL") capital requirement. The FAL is determined based on the syndicate’s solvency capital requirement under the E.U.'s Solvency II capital adequacy model, plus a Lloyd’s specific economic capital assessment.
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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In 2019, HFSG Holding Company received $300 of dividends from HLA, $116 from Hartford Funds and $3 from a run-off HFSG subsidiary. In addition, HFSG Holding Company received $50 of ordinary P&C dividends that were subsequently contributed to a run-off P&C subsidiary. Excluding the dividends that were subsequently contributed to a P&C subsidiary, there were no net dividends paid by P&C subsidiaries to HFSG Holding Company in 2019.
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
For further information regarding Shelf Registrations, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the "Credit Facility") that provides up to $750 million of unsecured credit through March 29, 2023. As of December 31, 2019, no borrowings were outstanding and $5 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Commercial Paper
As of December 31, 2019, The Hartford's maximum borrowings available under its commercial paper program is $750 and there was no commercial paper outstanding.
Intercompany Liquidity Agreements
The Company has $2.0 billion available under an intercompany liquidity agreement that allows for short-term advances of funds among HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Department of Insurance ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including HFSG Holding Company, as admitted assets for statutory accounting purposes.
As of December 31, 2019, there were no amounts outstanding at HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the Federal Home

Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of December 31, 2019, there were no advances outstanding.
For further information regarding the Company's ability to access collateralized advances with Federal Home Loan Bank of Boston, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford has two letter of credit facility agreements: the Club Facility and the Bilateral Facility, which are used to provide a portion of the capital requirements at Lloyd's. As of December 31, 2019, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility and £18 million was outstanding under the Bilateral Facility. As of December 31, 2019, the Bilateral Facility has unused capacity of $1 for issuance of additional letters of credit. Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding tangible net worth and FAL. As of December 31, 2019, Navigators Group was in compliance with all financial covenants. In November of 2019, the Company issued £11 million of letters of credit under the Bilateral Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2019 was $81. For this $81, the legal entities have posted collateral of $77, in the normal course of business. Based on derivative market values as of December 31, 2019, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of December 31, 2019, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $5 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required,

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of December 31, 2019, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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
Property & Casualty

As of
December 31, 2019
Fixed maturities	$31,302
Short-term investments	1,476
Cash	163
Less: Derivative collateral	68
Total	$32,873
Group Benefits Operations

As of
December 31, 2019
Fixed maturities	$10,313
Short-term investments	361
Cash	13
Less: Derivative collateral	25
Total	$10,662

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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Aggregate Contractual Obligations as of December 31, 2019

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Property and casualty obligations [1]	$28,649	$6,953	$7,309	$3,441	$10,946
Group life and disability obligations [2]	10,695	1,141	3,479	1,661	4,414
Operating lease obligations [3]	285	53	85	64	83
Long-term debt obligations [4]	10,497	736	444	444	8,873
Purchase obligations [5]	2,392	1,837	326	198	31
Other liabilities reflected on the balance sheet [6]	617	617	—	—	—
Total	$53,135	$11,337	$11,643	$5,808	$24,347

[1]	The following points are significant to understanding the cash flows estimated for obligations (gross of reinsurance) under property and casualty contracts:

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

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2019, the total property and casualty reserves in the above table are gross of a reserve discount of $388.

•	Amounts shown do not consider $5.3 billion of reinsurance and other recoverables the Company expects to collect related to property and casualty obligations.

[2]
Estimated group life and disability obligations are based on assumptions comparable with the Company’s historical experience, modified for recent observed trends. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As of December 31, 2019, the total group life and disability obligations in the above table are gross of a reserve discount of $1.4 billion.

[3]
Includes undiscounted lease payments on operating lease agreements, including leases that have not yet commenced. See Note 20 - Leases of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[4]	Includes contractual principal and interest payments. See Note 13 - Debt of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[5]
Includes $1.3 billion in commitments to purchase investments including approximately $852 of limited partnership and other alternative investments, $191 of private debt and equity securities, and $215 of mortgage loans. Of the $1.3 billion in commitments to purchase investments, $130 are related to mortgage loan commitments which the Company can cancel unconditionally. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s Consolidated Balance Sheets. Also included in purchase obligations is $581 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[6]
Includes cash collateral of $16 which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.

Capitalization

Capital Structure
	December 31, 2019	December 31, 2018	Change
Short-term debt (includes current maturities of long-term debt)	$500	$413	21%
Long-term debt	4,348	4,265	2%
Total debt	4,848	4,678	4%
Common stockholders' equity, excluding AOCI, net of tax	15,884	14,346	11%
Preferred stock	334	334	—%
AOCI, net of tax	52	(1,579)	(103%)
Total stockholders’ equity	$16,270	$13,101	24%
Total capitalization	$21,118	$17,779	19%
Debt to stockholders’ equity	30%	36%
Debt to capitalization	23%	26%
Total capitalization increased $3,339, or 19%, as of December 31, 2019 compared with December 31, 2018 primarily due an increase in AOCI and net income in excess of stockholders dividends.

For additional information on AOCI, net of tax, including unrealized capital gains from securities, see Note 17 - Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss), and Note 6 - Investments. For additional

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

information on debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Cash Flow [1]

	2019	2018	2017
Net cash provided by operating activities	$3,489	$2,843	$2,186
Net cash used for investing activities	$(2,148)	$(1,962)	$(1,442)
Net cash used for financing activities	$(1,191)	$(1,467)	$(979)
Cash and restricted cash— end of year	$262	$121	$180
[1] Cash activities in 2018 and 2017 include cash flows from Discontinued Operations; see Note 21 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements for information on cash flows from Discontinued Operations.
Year ended December 31, 2019 compared to the year ended December 31, 2018
Net cash provided by operating activities increased in 2019 as compared to the prior year period, primarily due to an increase in premiums received in excess of losses and expenses paid, including the effect of the Navigators Group acquisition, and an AMT refund of $421, partially offset by the fact that the 2018 period included operating cash flows of the life and annuity business sold in 2018.
Net cash used for investing activities increased primarily due to a change from net proceeds to net payments for fixed maturities in the 2019 period, as well as cash paid for the acquisition of Navigators Group of $1.9 billion (net of cash acquired), partially offset by net proceeds from short term investments, equity securities at fair value and derivatives in 2019 as opposed to net payments in the 2018 period. Further contributing to the increase in net cash used from investing activities were proceeds in 2018 from the sale of the life and annuity business.
Net cash used for financing activities decreased from the 2018 period primarily due to a decrease in cash used for net securities loaned or sold under agreements to repurchase and an increase in proceeds from issuance of debt, partially offset by an increase in repayments of debt in 2019, an increase in treasury stock acquired in 2019, and a decrease in net payments for deposits, transfers and withdrawals for investments and universal life products due to the sale of the life and annuity business in 2018.
Operating cash flows for the year ended December 31, 2019 have been adequate to meet liquidity requirements.
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
On April 15, 2019, Standards & Poor's ("S&P") raised its issuer credit and financial strength ratings on HLA to A+ from A. The upgrade of HLA's ratings reflects S&P's improved view of the Company's group benefits business, which they consider core to the Company, under their group rating methodology criteria.
On August 30, 2019, AM Best raised its financial strength rating on Navigators Insurance Company ("NIC") to A+ from A. The upgrade reflects the support provided by The Hartford, as well as the importance it will play within the overall Hartford organization, following its acquisition in May 2019.
Insurance Financial Strength Ratings as of February 19, 2020

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

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S. statutory capital at January 1, 2019	$8,440	$2,407	$10,847
Statutory income	1,391	513	1,904
Contributions from (dividends to) parent	46	(300)	(254)
Other items	331	24	355
Net change to U.S. statutory capital	1,768	237	2,005
U.S. statutory capital at December 31, 2019	$10,208	$2,644	$12,852

[1]
The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company. Excluding the dividends that were subsequently contributed to a P&C subsidiary, there were no net dividends paid by P&C subsidiaries to HFSG Holding Company in 2019.

[2]
Excludes insurance operations in the U.K. and continental Europe. Though the business was not acquired until May 23, 2019, this table includes statutory capital and surplus of Navigators U.S. insurance subsidiaries as of both January 1, 2019 and December 31, 2019.

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

•
Temporary differences between the book and tax basis of an asset or liability which are recorded as deferred tax assets are evaluated for recoverability under U.S. GAAP while these amounts are then subject to further admissibility tests under U.S. STAT.

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
Risk-Based Capital
The Company's U.S. insurance companies' states of domicile impose RBC requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations based on its size and risk profile. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. All of the Company's U.S. operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations.
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which the Company operates generally establish minimum solvency requirements for insurance companies. All of the Company's international insurance subsidiaries have capital levels in excess of the minimum levels required by the applicable regulatory authorities.
Sensitivity
In any particular year, statutory capital amounts and RBC ratios may increase or decrease depending upon a variety of factors. The amount of change in the statutory capital or RBC ratios can vary based on individual factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. For further discussion on these factors, see MD&A - Enterprise Risk Management, Financial Risk on Statutory Capital.
Statutory capital at the insurance subsidiaries has been

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

maintained at capital levels commensurate with the Company's desired ratings from rating agencies. Statutory capital generated by the insurance subsidiaries in excess of the capital level required to meet desired ratings is available for use by the enterprise or for corporate purposes. The amount of statutory capital can increase or decrease depending on a number of factors affecting insurance results including, among other factors, the level of catastrophe claims incurred, the amount of reserve development, the effect of changes in interest rates on investment income and the discounting of loss reserves, and the effect of realized gains and losses on investments.
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
Tax Reform At the end of 2017, Congress passed and the president signed, the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), which enacted significant reforms to the U.S. tax code. The major areas of interest to the company included the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. The U.S. Treasury and IRS continue to develop guidance implementing Tax Reform, and Congress may consider additional technical corrections to the law. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I.

Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.

Part II - Item 9A. Controls and Procedures

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2019.
On May 23, 2019 we acquired Navigators Group. SEC guidance permits management to omit an assessment of an acquired business from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have not yet included Navigators Group in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. For the year ended December 31, 2019, Navigators Group accounted for 5% of our total net revenue, and as of December 31, 2019 represented 10% of total assets.
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2019 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2019.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
As described above, our management excluded an assessment of the internal controls over financial reporting of Navigators Group from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. The Company has begun integrating Navigators Group into its existing control procedures, which may lead us to modify certain internal controls in future periods.
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
Hartford, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Navigators Group, which was acquired on May 23, 2019, and whose financial statements constitute 10% of total assets and 5% of total net revenues of the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at the acquired business.
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
February 21, 2020

Part III - Item 10. Directors, and Executive Officers and Corporate Governance of the Hartford

Item 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2020 annual meeting of stockholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters”, and “Director Nominees" and is incorporated herein by reference.
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
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company as of February 14, 2020:

Name	Age	Position with The Hartford and Business Experience For the Past Five Years
Jonathan R. Bennett	55
Executive Vice President and Head of Group Benefits (August 2019 - Present); Chief Financial Officer and Head of Strategy for Property and Casualty and Group Benefits (October, 2012-August 2019), Executive Vice President of Digital Commerce and Customer Analytics (July, 2010-October, 2012) Executive Vice President of Personal & Small Business Insurance (December, 2005-July,2010) Senior Vice President of Personal Lines (April, 2003-December, 2005)

William A. Bloom	56	Executive Vice President of Operations and Technology (August 2014 - present); President of Global Client Services, EXL (July 2010-July 2014)
Kathleen M. Bromage	62	Chief Marketing and Communications Officer (June 2015-present); Senior Vice President of Strategy and Marketing, Small Commercial and Senior Vice President of Brand Marketing (July 2012-June 2015)
Beth A. Costello	52
Executive Vice President and Chief Financial Officer (July 2014-present); President of the life and annuity business sold in May 2018 and formerly referred to as Talcott Resolution (July 2012-July 2014)

Douglas G. Elliot	59	President (July 2014-present); Executive Vice President and President of Commercial Lines (April 2011-July 2014)
Brion S. Johnson	60
Executive Vice President, Chief Investment Officer (May 2012-Present); President Hartford Investment Management Company (May 2011-present), President of the life and annuity business sold in May 2018 and formerly referred to as Talcott Resolution (July 2014-May 2018)

Scott R. Lewis	57	Senior Vice President and Controller (May 2013-present); Senior Vice President and Chief Financial Officer, Personal Lines (2009-May 2013)
Robert W. Paiano	58	Executive Vice President and Chief Risk Officer (June 2017-Present); Senior Vice President & Treasurer (July 2010-May 2017)
David C. Robinson	54
Executive Vice President and General Counsel (June 2015-present); Senior Vice President and Director of Commercial Markets Law (August 2014-May 2015); Senior Vice President and Head of Enterprise Transformation, Strategy and Corporate Development (April 2012-August 2014)

Lori A. Rodden	49
Executive Vice President Chief Human Resources Officer (October 2019-present); Senior Vice President and Lead Human Resources Business Partner for Property & Casualty, Group Benefits, Claims and Actuarial (April 2016 to October 2019) and Vice President and Lead Human Resources for Middle Market, Large Commercial, Sales &Distribution and underwriting (November 2014 to April 2016)

Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain of the information called for by Item 12 will be set forth in the Proxy Statement under the caption “Information on Stock Ownership” and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan") (collectively the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”). On May 21, 2014, the stockholders of the Company approved the 2014 Stock Plan, which superseded the earlier plans. Pursuant to the provisions of the 2014 Stock Plan, no additional shares may be issued from the 2010 Stock Plan. To the extent that any awards under the 2005 Stock Plan and the 2010 Stock Plan are forfeited, terminated, surrendered, exchanged, expire unexercised or are settled in cash in lieu of stock (including to effect tax withholding) or for the issuance of a lesser number of shares than the number of shares subject to the award, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2014 Stock Plan and such shares shall be added to the total number of shares available under the 2014 Stock Plan. For a description of the 2014 Stock Plan and the ESPP, see Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	10,214,333	$43.43	9,352,607
Equity compensation plans not approved by stockholders	—	—	—
Total	10,214,333	$43.43	9,352,607

[1]
The amount shown in this column includes 5,846,481 outstanding options awarded under the 2005 Stock Plan and the 2010 Stock Plan. The amount shown in this column includes 3,608,257 outstanding restricted stock units and 759,595 outstanding performance shares at 100% of target (which excludes 391,492 shares that vested on December 31, 2019, related to the 2017-2019 performance period) as of December 31, 2019 under the 2010 Stock Plan and the 2014 Stock Plan. The maximum number of performance shares that could be awarded is 1,519,190 (200% of target) if the Company achieved the highest performance level. Under the 2010 and 2014 Stock Plans, no more than 500,000 shares in the aggregate can be earned by an individual employee with respect to restricted stock unit and performance share awards made in a single calendar year.  As a result, the number of shares ultimately distributed to an employee with respect to awards made in the same year will be reduced, if necessary, so that the number does not exceed this limit.

[2]	The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.

[3]
Of these shares, 4,084,500 remain available for purchase under the ESPP as of December 31, 2019. 5,268,108 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2014 Stock Plan as of December 31, 2019.

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
Hartford, Connecticut
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex audit judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 11 to the financial statements
Critical Audit Matter Description
For property and casualty and group life and disability insurance products, the Company establishes reserves for unpaid losses and loss adjustment expenses to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and claims that have been incurred but not reported, and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors.
Given the subjectivity of estimating the ultimate cost to settle the liabilities for reported and unreported claims due to uncertainties caused by various factors including frequency and severity of claims as well as changes in the legislative and regulatory environment, performing audit procedures to evaluate whether unpaid losses and loss adjustment expenses were appropriately recorded as of December 31, 2019, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the unpaid losses and loss adjustment expenses included the following, among others:

•	We tested the effectiveness of controls related to the unpaid losses and loss adjustment expenses, including controls over inputs, methods, and assumptions used in the Company's estimation processes.

•	We tested the underlying data that served as the basis for the Company’s analysis, including historical claims.

•	With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by the Company to estimate the unpaid losses and loss adjustment expenses by:

•
Comparing the Company’s prior year assumptions of expected development of ultimate loss to actual losses incurred during the current year to identify potential management bias in the determination of the unpaid losses and loss adjustment expenses.

•
Assessing the reasonableness of the Company’s analysis, and for selected reserving lines, developing independent estimates of the unpaid losses and loss adjustment expenses and comparing such estimates to the Company’s estimates.

Navigators Group Acquisition Identifiable Intangible Assets - Refer to Note 2 of the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Navigators Group for $2.1 billion on May 23, 2019. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identifiable intangible assets of $580 million. The fair value determination of the identifiable intangible assets required the Company to make estimates and assumptions, including expected new business, premium retention rates, investment returns, claim costs, and expenses, related to future cash flows expected to be generated by the acquired business and the selection of an appropriate discount rate.
Given the fair value determination of identifiable intangible assets for the Navigators Group acquisition required management to make estimates and assumptions related to the forecasts of future cash flows and the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and the selection of the discount rate for the identifiable intangible assets included the following, among others:

•
We tested the effectiveness of controls over the valuation of the identifiable intangible assets, including the Company’s controls over forecasts of future cash flows and selection of an appropriate discount rate.

•	We assessed the reasonableness of the Company’s forecasts of future cash flows by comparing the projections to historical results and certain peer companies.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

•	Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

•	Developing a range of independent discount rates and comparing those to the discount rate selected by the Company.

•	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
Investments in Fixed Maturities Classified as Available-for-Sale - Refer to Notes 5 and 6 to the financial statements
Critical Audit Matter Description
Investments in fixed maturities classified as available-for-sale are reported at fair value in the financial statements. The investments without readily determinable fair values were valued using significant unobservable inputs, such as credit spreads and interest rates beyond the observable curve, that involved considerable judgment by the Company.
Given the Company used models and unobservable inputs to estimate the fair value of investments in fixed maturities classified as available-for-sale, performing audit procedures to evaluate these inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the models and unobservable inputs used by the Company to estimate the fair value of investments in fixed maturities classified as available-for-sale included the following, among others:

•
We tested the effectiveness of controls over the valuation of investments in fixed maturities classified as available-for-sale, including controls over inputs, methods, and assumptions used in the Company’s estimation processes.

•	On a sample basis, we tested the accuracy and completeness of the investments owned as of December 31, 2019, and the relevant security attributes used in the determination of their fair values.

•
With the assistance of our fair value specialists, for a sample of investments, we tested the mathematical accuracy of the fair value calculation and developed independent estimates of the fair value and compared our estimates to the Company’s estimates. In addition to developing independent estimates, we obtained an understanding of the models and inputs used by the Company and assessed those models and inputs for reasonableness. Such assessment included comparing inputs to external sources or developing independent inputs.

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 21, 2020

We have served as the Company’s auditor since 2002.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(in millions, except for per share data)	2019	2018	2017
Revenues
Earned premiums	$16,923	$15,869	$14,141
Fee income	1,301	1,313	1,168
Net investment income	1,951	1,780	1,603
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(6)	(7)	(15)
OTTI losses recognized in other comprehensive income	3	6	7
Net OTTI losses recognized in earnings	(3)	(1)	(8)
Other net realized capital gains (losses)	398	(111)	173
Total net realized capital gains (losses)	395	(112)	165
Other revenues	170	105	85
Total revenues	20,740	18,955	17,162
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	11,472	11,165	10,174
Amortization of deferred policy acquisition costs ("DAC")	1,622	1,384	1,372
Insurance operating costs and other expenses	4,580	4,281	4,563
Loss on extinguishment of debt	90	6	—
Loss on reinsurance transaction	91	—	—
Interest expense	259	298	316
Amortization of other intangible assets	66	68	14
Total benefits, losses and expenses	18,180	17,202	16,439
Income from continuing operations before income taxes	2,560	1,753	723
Income tax expense	475	268	985
Income (loss) from continuing operations, net of tax	2,085	1,485	(262)
Income (loss) from discontinued operations, net of tax	—	322	(2,869)
Net income (loss)	2,085	$1,807	$(3,131)
Preferred stock dividends	21	6	—
Net income (loss) available to common stockholders	$2,064	$1,801	$(3,131)

Income (loss) from continuing operations, net of tax, available to common stockholders per common share
Basic	$5.72	$4.13	$(0.72)
Diluted	$5.66	$4.06	$(0.72)
Net income (loss) available to common stockholders per common share
Basic	$5.72	$5.03	$(8.61)
Diluted	$5.66	$4.95	$(8.61)
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in millions)	2019	2018	2017
Net income (loss)	$2,085	$1,807	$(3,131)
Other comprehensive income (loss):
Changes in net unrealized gain on securities	1,660	(2,180)	655
Changes in OTTI losses recognized in other comprehensive income ("OCI")	1	(1)	—
Changes in net gain on cash flow hedging instruments	14	(25)	(58)
Changes in foreign currency translation adjustments	4	(8)	28
Changes in pension and other postretirement plan adjustments	(48)	(23)	375
OCI, net of tax	1,631	(2,237)	1,000
Comprehensive income (loss)	$3,716	$(430)	$(2,131)
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(in millions, except for share and per share data)	2019	2018
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $40,078 and $35,603)	$42,148	$35,652
Fixed maturities, at fair value using the fair value option	11	22
Equity securities, at fair value	1,657	1,214
Mortgage loans (net of allowances for loan losses of $0 and $1)	4,215	3,704
Limited partnerships and other alternative investments	1,758	1,723
Other investments	320	192
Short-term investments	2,921	4,283
Total investments	53,030	46,790
Cash	185	112
Restricted Cash	77	9
Premiums receivable and agents’ balances, net	4,384	3,995
Reinsurance recoverables, net	5,527	4,357
Deferred policy acquisition costs	785	670
Deferred income taxes, net	299	1,248
Goodwill	1,913	1,290
Property and equipment, net	1,181	1,006
Other intangible assets, net	1,070	657
Other assets	2,366	2,173
Total assets	$70,817	$62,307
Liabilities
Unpaid losses and loss adjustment expenses	$36,517	$33,029
Reserve for future policy benefits	635	642
Other policyholder funds and benefits payable	755	767
Unearned premiums	6,635	5,282
Short-term debt	500	413
Long-term debt	4,348	4,265
Other liabilities	5,157	4,808
Total liabilities	54,547	49,206
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at December 31, 2019 and December 31, 2018, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 shares issued at December 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	4,312	4,378
Retained earnings	12,685	11,055
Treasury stock, at cost — 25,352,977 and 25,772,238 shares	(1,117)	(1,091)
Accumulated other comprehensive income (loss), net of tax	52	(1,579)
Total stockholders' equity	16,270	13,101
Total liabilities and stockholders’ equity	$70,817	$62,307
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(in millions, except for share data)	2019	2018	2017
Preferred Stock
Preferred Stock, beginning of period	$334	$—	$—
Issuance of preferred stock	—	334	—
Preferred Stock, end of period	334	334	—
Common Stock	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,378	4,379	5,247
Issuance of shares under incentive and stock compensation plans	(100)	(110)	(76)
Stock-based compensation plans expense	114	123	104
Issuance of shares for warrant exercise	(80)	(14)	(67)
Treasury stock retired	—	—	(829)
Additional Paid-in Capital, end of period	4,312	4,378	4,379
Retained Earnings
Retained Earnings, beginning of period	11,055	9,642	13,114
Cumulative effect of accounting changes, net of tax	—	5	—
Adjusted balance beginning of period	11,055	9,647	13,114
Net income (loss)	2,085	1,807	(3,131)
Dividends declared on preferred stock	(21)	(6)	—
Dividends declared on common stock	(434)	(393)	(341)
Retained Earnings, end of period	12,685	11,055	9,642
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,091)	(1,194)	(1,125)
Treasury stock acquired	(200)	—	(1,028)
Treasury stock retired	—	—	829
Issuance of shares under incentive and stock compensation plans	135	132	100
Net shares acquired related to employee incentive and stock compensation plans	(41)	(43)	(37)
Issuance of shares for warrant exercise	80	14	67
Treasury Stock, at cost, end of period	(1,117)	(1,091)	(1,194)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(1,579)	663	(337)
Cumulative effect of accounting changes, net of tax	—	(5)	—
Adjusted balance beginning of period	(1,579)	658	(337)
Total other comprehensive income (loss)	1,631	(2,237)	1,000
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	52	(1,579)	663
Total Stockholders’ Equity	$16,270	$13,101	$13,494

Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	13,800	—	—
Issuance of preferred shares	—	13,800	—
Preferred Shares Outstanding, end of period	13,800	13,800	—
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	359,151	356,835	373,949
Treasury stock acquired	(3,412)	—	(20,218)
Issuance of shares under incentive and stock compensation plans	2,906	2,856	2,301
Return of shares under incentive and stock compensation plans to treasury stock	(796)	(849)	(747)
Issuance of shares for warrant exercise	1,721	309	1,550
Common Shares Outstanding, end of period	359,570	359,151	356,835
Cash dividends declared per common share	$1.20	$1.10	$0.94
Cash dividends declared per preferred share	$1,125.00	$—	$—
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in millions)	2019	2018	2017
Operating Activities
Net income (loss)	$2,085	$1,807	$(3,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net realized capital losses (gains)	(395)	165	(111)
Amortization of deferred policy acquisition costs	1,622	1,442	1,417
Additions to deferred policy acquisition costs	(1,635)	(1,404)	(1,383)
Depreciation and amortization	451	467	399
Pension settlement expense	—	—	747
Loss on extinguishment of debt	90	6	—
Loss (gain) on sale of business	—	(202)	3,257
Other operating activities, net	76	408	408
Change in assets and liabilities:
Increase in reinsurance recoverables	(81)	(323)	(935)
Net change in accrued and deferred income taxes	886	(103)	170
Impact of tax reform on accrued and deferred income taxes	—	—	877
Increase in insurance liabilities	768	493	1,648
Net change in other assets and other liabilities	(378)	87	(1,177)
Net cash provided by operating activities	3,489	2,843	2,186
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	18,499	24,700	31,646
Fixed maturities, fair value option	36	23	148
Equity securities at fair value	1,553	1,230	—
Equity securities, available-for-sale	—	—	810
Mortgage loans	771	483	734
Partnerships	238	433	274
Payments for the purchase of:
Fixed maturities, available-for-sale	(19,881)	(23,173)	(30,923)
Equity securities at fair value	(1,316)	(1,500)	—
Equity securities, available-for-sale	—	—	(638)
Mortgage loans	(1,275)	(983)	(1,096)
Partnerships	(303)	(481)	(509)
Net proceeds from (payments for) derivatives	32	(224)	(314)
Net additions to property and equipment	(105)	(122)	(250)
Net proceeds from (payments for) short-term investments	1,491	(3,460)	(144)
Other investing activities, net	13	(3)	21
Proceeds from businesses sold, net of cash transferred	—	1,115	222
Amounts paid for business acquired, net of cash acquired	(1,901)	—	(1,423)
Net cash used for investing activities	(2,148)	(1,962)	(1,442)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	123	1,814	4,602
Withdrawals and other deductions from investment and universal life-type contracts	(124)	(9,210)	(13,562)
Net transfers from separate accounts related to investment and universal life-type contracts	—	6,949	7,969
Repayments at maturity or settlement of consumer notes	—	(2)	(13)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(323)	(621)	1,320
Repayment of debt	(1,583)	(826)	(416)
Proceeds from the issuance of debt	1,376	490	500
Preferred stock issued, net of issuance costs	—	334	—
Net return of shares under incentive and stock compensation plans	(6)	(16)	(10)
Treasury stock acquired	(200)	—	(1,028)
Dividends paid on preferred stock	(21)	—	—
Dividends paid on common stock	(433)	(379)	(341)
Net cash used for financing activities	(1,191)	(1,467)	(979)
Foreign exchange rate effect on cash	(9)	(10)	70
Net increase (decrease) in cash, including cash classified as assets held for sale	141	(596)	(165)
Less: Net decrease in cash classified as assets held for sale	—	(537)	(17)
Net increase (decrease) in cash and restricted cash	141	(59)	(148)
Cash and restricted cash — beginning of period	121	180	328
Cash and restricted cash — end of period	$262	$121	$180
Supplemental Disclosure of Cash Flow Information
Income tax received	$396	$9	$6
Interest paid	$261	$292	$322
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
For further discussion of these transactions, see Note 2 - Business Acquisitions and Note 21 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
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
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In particular, the restricted cash has been reclassified out of cash to a separate line on the Consolidated Balance Sheet.
Adoption of New Accounting Standards
Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings
On January 1, 2018, the Company adopted the Financial Accounting Standards Board's ("FASB") new guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform") enacted on December 22, 2017. Tax Reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. Under U.S. GAAP, the Company recorded the total effect of the change in enacted tax rates on deferred tax balances as a charge to income tax expense within net income during the fourth quarter of 2017, including the change in deferred tax balances related to components of AOCI. The new accounting guidance permitted the Company to reclassify the “stranded” tax effects out of AOCI and into retained earnings that resulted from recording the tax effects of unrealized investment gains, unrecognized actuarial losses on pension and other postretirement benefit plans, and cumulative translation adjustments at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. On adoption, the Company recorded a reclassification of $88 from AOCI to retained earnings. As a result of the reclassification, in the first quarter of 2018, the Company reduced the estimated loss on sale recorded in income from discontinued operations by $193, net of tax, for the increase in AOCI related to the assets held for sale. The reduction in the loss on sale resulted in a corresponding increase

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in assets held for sale and AOCI as of January 1, 2018 and the AOCI associated with assets held for sale was removed from the balance sheet when the sale closed on May 31, 2018. Additionally, as of January 1, 2018, the Company reclassified $105 of stranded tax effects related to continuing operations which reduced AOCI and increased retained earnings.
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
Revenue Recognition
On January 1, 2018, the Company adopted the FASB’s updated guidance for recognizing revenue from contracts with customers, which excludes insurance contracts and financial instruments. Revenue subject to the guidance is recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to receive in exchange for those goods or services. For all but certain revenues associated with our Hartford Funds business, the updated guidance is consistent with previous guidance for the Company’s transactions and did not have an effect on the Company’s financial position, cash flows or net income. The updated guidance also updated criteria for determining when the Company acts as a principal or an agent. The Company determined that it is the principal for some of its mutual fund distribution service contracts and, upon adoption, reclassified distribution costs of $188 for the year ended December 31, 2017, that were previously netted against fee income to insurance operating costs and other expenses.
Qualitative information about the nature, timing of recognition and cash flows for the Company’s revenues subject to the updated guidance is disclosed below under Significant Accounting Policies-Revenue Recognition and quantitative information is disclosed in Note 4 - Segment Information of Notes to Consolidated Financial Statements.

Hedging Activities
On January 1, 2019, the Company adopted the FASB's updated guidance for hedge accounting through a cumulative effect adjustment of less than $1 to reclassify cumulative ineffectiveness on cash flow hedges from retained earnings to AOCI. The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness is reported in the same income statement line with the effective hedge results and the hedged transaction. For cash flow hedges, the ineffectiveness is recognized in earnings only when the hedged transaction affects earnings; otherwise, the ineffectiveness gains or losses remain in AOCI. Under previous accounting, total hedge ineffectiveness was reported separately in realized capital gains and losses apart from the hedged transaction. The adoption did not affect the Company’s financial position or cash flows or have a material effect on net income.
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
Future Adoption of New Accounting Standards
Goodwill
The FASB issued updated guidance on testing goodwill for impairment. The updated guidance requires recognition and measurement of goodwill impairment based on the excess of the carrying value of the reporting unit compared to its estimated fair value, with the amount of the impairment not to exceed the carrying value of the reporting unit’s goodwill. Under existing guidance, if the reporting unit’s carrying value exceeds its estimated fair value, the Company allocates the fair value of the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reporting unit to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. An impairment loss is then recognized for the excess, if any, of the carrying value of the reporting unit’s goodwill compared to the implied goodwill value. The Company will adopt the updated guidance January 1, 2020 on a prospective basis as required. The Company would not have recognized a goodwill impairment loss for the years presented had the updated guidance been in effect. Since the estimated fair value of the reporting unit will no longer be allocated to the assets and liabilities of the reporting unit to determine an implied goodwill value, under the updated guidance changes in market-based factors are more likely to result in a goodwill impairment, whether a reporting unit's fair value is estimated using an income approach or a market approach. For example, changes in the weighted average cost of capital that is used to discount expected cash flows under the income approach or changes in market-based factors such as peer company price to earnings multiples or price to book multiples under a market approach can significantly affect changes to the estimated fair value of each reporting unit and such changes could result in impairments that have a material effect on our results of operations and financial condition.
Financial Instruments - Credit Losses
The FASB issued updated guidance for recognition and measurement of credit losses on financial instruments. The new guidance will replace the “incurred loss” approach with an “expected loss” model for recognizing credit losses for financial instruments carried at other than fair value. Under the new model, an allowance for credit losses ("ACL") will be recorded based on an estimate of credit losses expected over the life of financial instruments carried at other than fair value, such as mortgage loans, reinsurance recoverables and receivables. Under the current accounting model an ACL is recognized using an incurred loss approach. The new guidance also requires that we estimate a liability for credit losses ("LCL") on off-balance-sheet credit exposures such as financial guarantees and mortgage loan commitments that the Company cannot unconditionally cancel. Credit losses on fixed maturities AFS carried at fair value will continue to be measured based on the present value of expected future cash flows; however, the losses will be recognized through an ACL and no longer as an adjustment to the amortized cost. Recoveries of impairments on fixed maturities AFS will be recognized as reversals of the ACL and no longer accreted as investment income through an adjustment to the investment yield. The ACL on fixed maturities AFS cannot cause the net carrying value to be below fair value and, therefore, it is possible that future increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance also requires purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due with an initial allowance recorded at the date of purchase.
The Company will adopt the guidance effective January 1, 2020, through a cumulative effect adjustment to retained earnings of $18, representing a net increase to the ACL and LCL, after-tax, upon adoption. No ACL will be recognized at adoption for fixed maturities, AFS; rather, these investments will be evaluated for an ACL prospectively.
Reserve for Future Policy Benefits
The FASB issued new guidance on accounting for long-duration insurance contracts. The Company’s long-duration insurance contracts include paid-up life insurance and whole-life insurance policies resulting from conversion from group life policies and run-off structured settlement and terminal funding agreement liabilities with total future policy benefit reserves of $635 as of December 31, 2019. Under existing guidance, a reserve for future policy benefits is calculated as the present value of future benefits and related expenses less the present value of any future premiums using assumptions “locked in” at the time the policies were issued, including discount rate, lapse rate, mortality, and expense assumptions. Under existing guidance, assumptions are only updated if there is an expected premium deficiency. The new guidance will require that underlying cash flow assumptions (such as for lapse rate, mortality and expenses) be reviewed and updated at least annually in the same quarter each year. The new guidance also requires that the discount rate assumption be updated each quarter and be based on an upper-medium grade (low-credit-risk) fixed-income investment yield. The change in the reserve estimate as a result of updating cash flow assumptions will be recognized in net income. The change in the reserve estimate as a result of updating the discount rate assumption will be recognized in other comprehensive income. Because reserves will be based on updated assumptions and no longer locked in at contract inception, there will no longer be a test for premium deficiency. The new guidance will be effective January 1, 2022, and will be applied to balances in place as of the earliest period presented. Early adoption is permitted. The Company has not yet determined the method or timing for adoption or estimated the effect on the Company’s financial statements.
Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Revenue Recognition
Premium Revenue from Direct Insurance and Assumed Reinsurance
Property and casualty premiums are earned on a pro rata basis over the policy period and include accruals for policies that have been written by agents but not yet reported to us, as well as ultimate premium revenue anticipated under auditable and retrospectively rated policies. We estimate the amount of premium not yet reported based on current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force.
Group life, disability and accident premiums are generally due from policyholders and recognized as revenue on a pro rata basis over the period of the contracts.
An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The Company charges off any balances that are determined to be uncollectible. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the Consolidated Balance Sheets was $145 and $135 as of December 31, 2019 and 2018, respectively.
Revenue from Non-Insurance Contracts with Customers
Installment fees are charged on property and casualty insurance contracts for billing the insurance customer in installments over

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the policy term. These fees are recognized in fee income as earned on collection.
Insurance servicing revenues within Personal Lines consist of up-front commissions earned for collecting premiums and processing claims on insurance policies for which The Hartford does not assume underwriting risk, predominantly related to the National Flood Insurance Plan program. These insurance servicing revenues are recognized over the period of the flood program's policy terms.
Group Benefits earns fee income from employers for the administration of underwriting, implementation and claims processing for employer self-funded plans and for leave management services. Fees are recognized as services are provided and collected monthly.
Hartford Funds provides investment management, administrative and distribution services to mutual funds and exchange-traded products. The Company assesses investment advisory, distribution and other asset management fees primarily based on the average daily net asset values from mutual funds and exchange-traded products, which are recorded in the period in which the services are provided and are collected monthly. Fluctuations in domestic and international markets and related investment performance, volume and mix of sales and redemptions of mutual funds or exchange-traded products, and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.
Hartford Funds other fees primarily include transfer agent fees, generally assessed as a charge per account, and are recognized as fee income in the period in which the services are provided with payments collected monthly.
Corporate investment management and other fees are primarily for managing third party invested assets, including management of the invested assets of The Hartford’s former life and annuity business. These fees, calculated based on the average quarterly net asset values, are recorded in the period in which the services are provided and are collected quarterly. Fluctuations in markets and interest rates and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.
Corporate transition service revenues consist of operational services provided to The Hartford’s former life and annuity business that are provided for a limited period following sale. The transition service revenues are recognized as other revenues in the period in which the services are provided with payments collected monthly.
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
Net written premiums for participating property and casualty insurance policies represented 9%, 10% and 10% of total net written premiums for the years ended December 31, 2019, 2018 and 2017, respectively. Participating dividends to property and casualty policyholders were $30, $23 and $35 for the years ended December 31, 2019, 2018 and 2017, respectively.
There were no additional amounts of income allocated to participating policyholders.
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, redeemable preferred stock and commercial paper. Most of these investments are classified as AFS and are carried at fair value. The after tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of AOCI. Effective January 1, 2018, equity securities are measured at fair value with any changes in valuation reported in net income. For further information, see Financial Instruments - Recognition and Measurement discussion above. Fixed maturities for which the Company elected the fair value option are classified as FVO, generally certain securities that contain embedded credit derivatives, and are carried at fair value with changes in value recorded in realized capital gains and losses. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and are primarily accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds on a one-month delay. Accordingly, income for the years ended December 31, 2019, 2018, and 2017 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships. Other investments primarily consist of investments of consolidated investment funds for which the Company has provided seed money and reports the underlying investments at fair value with changes in the fair value recognized in income consistent with accounting requirements for investment companies. Also included in Other investments are derivative instruments which are carried at fair value and overseas deposits which are measured at fair value using the net asset value as a practical expedient.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in fixed maturities, FVO, equity securities, and derivatives contracts that do not qualify, or are not designated, as a hedge for accounting purposes. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies as discussed in Note 6 -Investments of Notes to Consolidated Financial Statements.
Effective January 1, 2020, the Company will record changes in the ACL on fixed maturities, AFS as a component of net realized capital gains and losses. For further information, see Financial Instruments - Credit Losses discussion above.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. Most premiums and discounts on fixed maturities are amortized to the maturity date. Premiums on callable bonds may be amortized to call dates based on call prices. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future prepayments using the retrospective method; however, if these investments are impaired and for certain other asset-backed securities, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings. For impaired fixed maturities, the Company accretes the new amortized cost to the estimated future cash flows over the expected remaining life of the investment by prospectively adjusting the effective yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2019, 2018 and 2017.
Effective January 1, 2020, the Company will no longer record impairments for credit losses as adjustments to the amortized cost of the fixed maturity, unless there is an intent to sell before recovery from impairment, but rather will record an ACL. Future changes in the ACL resulting from improvements in expected future cash flows will not be recorded as adjustments to yield through net investment income but will be recorded through net realized capital gains (losses). For fixed maturities with an ACL, net investment income will be recognized at the original effective rate and accretion of the ACL will be recognized through net realized capital gains (losses). For further information, see Financial Instruments - Credit Losses discussion above.
Derivative Instruments
Overview
The Company utilizes a variety of over-the-counter ("OTC") derivatives, derivatives cleared through central clearing houses ("OTC-cleared") and exchange traded derivative instruments as part of its overall risk management strategy as well as to enter into replication transactions. The types of instruments may include swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives:

•	to hedge risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rates or volatility;

•	to manage liquidity;

•	to control transaction costs;

•	to enter into synthetic replication transactions.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values, cash flows or net investment in foreign operations of hedged items. Hedge effectiveness is assessed primarily using quantitative methods as well as using qualitative methods. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Qualitative methods may include comparison of critical terms of the derivative to the hedged item.
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
Credit Risk of Derivative Instruments
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company generally requires that OTC derivative contracts, other than certain forward contracts, be governed by International Swaps and Derivatives Association agreements which are structured by legal entity and by counterparty, and permit right of offset. Some agreements require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives is greater than zero, subject to minimum transfer thresholds. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. OTC-cleared derivatives are governed by clearing house rules. Transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin and act as an independent valuation source. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Restricted Cash
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
Retroactive reinsurance agreements, including adverse development covers, are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events. For these agreements, the consideration paid in excess of the estimated ultimate losses recoverable under the agreement at inception is recognized as a loss on reinsurance transaction. The benefit of subsequent adverse development ceded up to the total consideration paid is recognized as ceded losses and loss adjustment expenses. The excess of the estimated amounts ultimately recoverable under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the period the ceded losses are recovered in cash from the reinsurer. The amount of the deferred gain liability is recalculated each period based on cumulative recoveries not yet collected relative to the latest estimate of ultimate losses recoverable. Ceded loss reserves under retroactive agreements were $747 and $523, and the deferred gain liability reported in other liabilities was $16 and $0, as of December 31, 2019 and 2018, respectively. In any given period, the change in deferred gain included in net income includes amortization of the deferred gain based on the percentage of ultimate ceded losses collected plus any change in the deferred gain liability due to changes in the estimated ultimate losses recoverable. The effect on income from change in the deferred gain was a charge to earnings of $16 for the year ended December 31, 2019. There was no change in the deferred gain in 2018 or 2017.
Deferred Policy Acquisition Costs
DAC represents costs that are directly related to the acquisition of new and renewal insurance contracts and incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or in compensation to employees. Such costs primarily include commissions, premium taxes, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully issued contracts.
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
Goodwill
Goodwill represents the excess of the cost to acquire a business over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated consist of Commercial Lines, Personal Lines, Group Benefits, and Hartford Funds. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess. Effective January 1, 2020, the goodwill impairment measurement will be based on the first step only and, as such, goodwill will be impaired up to the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amount that the carrying value of the reporting unit exceeds the fair value. For further information, see Goodwill discussion above.
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations, including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital required to support the business, future business growth, earnings projections, the weighted average cost of capital used for purposes of discounting and, for the Hartford Funds segment, assets under management. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease, increasing the possibility of impairments.
Intangible Assets
Acquired intangible assets on the Consolidated Balance Sheets include purchased customer relationship and agency or other distribution rights and licenses measured at fair value at acquisition. The Company amortizes finite-lived other intangible assets over their useful lives generally on a straight-line basis over the period of expected benefit, ranging from 1 to 15 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Indefinite-lived intangible assets are not subject to amortization. Intangible assets are assessed for impairment generally when events or circumstances indicate a potential impairment and at least annually for indefinite-lived intangibles. Finite-lived intangible assets are impaired if the carrying amount is not recoverable from undiscounted cash flows. Indefinite-lived intangible assets are impaired if the carrying amount exceeds fair value. Impaired intangible assets are written down to fair value.
Property and Equipment
Property and equipment, which includes capitalized software, is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $1.9 billion and $1.6 billion as of December 31, 2019 and 2018, respectively. Depreciation expense was $283, $232, and $197 for the years ended December 31, 2019, 2018 and 2017, respectively.
Unpaid Losses and Loss Adjustment Expenses
For property and casualty and group life and disability insurance and assumed reinsurance products, the Company establishes reserves for unpaid losses and loss adjustment expenses to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported ("IBNR"), and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The effects of inflation are implicitly considered in the reserving process. A number of complex factors influence the uncertainties involved with the reserving process including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated losses and loss adjustment expense reserves by reserve line within the various reporting segments. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Most of the Company’s property and casualty insurance products reserves are not discounted. However, the Company has discounted to present value certain reserves for indemnity payments that are due to claimants under workers’ compensation policies because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The discount rate is based on the risk free rate for the expected claim duration as determined in the year the claims were incurred. The Company also has discounted liabilities for structured settlement agreements that provide fixed periodic payments to claimants. These structured settlements include annuities purchased to fund unpaid losses for permanently disabled claimants. These structured settlement liabilities are discounted to present value using the rate implicit in the purchased annuities and the purchased annuities are accounted for within reinsurance recoverables.
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
Foreign Currency
Foreign currency translation gains and losses are reflected in stockholders’ equity as a component of AOCI. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are generally their functional currencies; however, the U.S. dollar is the functional currency of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"), the Lloyd's Syndicate for which the Company is the sole corporate member, in the U.K. Gains and losses resulting from the remeasurement of foreign currency transactions are reflected in earnings in realized capital gains (losses) in the period in which they occur.

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

The value of in-force contracts represents the estimated profits relating to the unexpired contracts in force net of related prepaid reinsurance at the acquisition date through expiry of the contracts. The value of distribution relationships was estimated using net cash flows expected to come from the renewals of in-force contracts and new business sold through existing distribution partners less costs to service the related policies. The value of the trade name was estimated using an assumed cost of a market-based royalty fee applied to net cash flows expected to come from business marketed as Navigators, a brand of The Hartford. Lloyd's of London is an insurance market-place operating worldwide ("Lloyd's"). Lloyd's does not underwrite risks. Corporate members accept underwriting risks through the syndicates that they form. The Company accepts risks as the sole corporate member of the Lloyd's Syndicate. The value of the capacity of Lloyd’s Syndicate was estimated using net cash flows attributable to Navigators Group's right to underwrite business up to an approved level of premium in the Lloyd’s market. The values for in-force contracts, the distribution relationships, trade name and the capacity of the Lloyd's Syndicate were estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of expected new business, premium retention rates, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital. The value of licenses to write insurance in over 50 U.S. jurisdictions was estimated based on recent transactions for shell companies.
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
Debt assumed in the transaction was valued based on the principal and interest payments discounted at the current market yield. This debt was paid off in August 2019. For further discussion of this transaction, see Note 13 - Debt of Notes to Consolidated Financial Statements.
The $623 of goodwill recognized is largely attributable to the acquired employee workforce and underwriting talent, leverageable operating platform, improved investment yield and economies of scale. Goodwill is allocated to the Company's Commercial Lines reporting segment.
Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased an aggregate excess of loss reinsurance agreement covering adverse reserve development (“Navigators ADC”) from National Indemnity Company ("NICO") on behalf of Navigators Insurance Company and certain of its affiliates (collectively, “Navigators Insurers”). Under the Navigators ADC, the Navigators Insurers paid NICO a reinsurance premium of $91 in exchange for reinsurance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

coverage of $300 of adverse net loss reserve development that attaches $100 above the Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018 subject to the treaty of $1.816 billion for accidents and losses prior to December 31, 2018. In addition to recognizing a $91 before tax charge to earnings in 2019 for the Navigators ADC reinsurance premium, the Company recognized a charge against earnings of $97 before tax in the second quarter of 2019 as a result of a review of Navigators Insurers’ net acquired reserves upon acquisition of the business. Navigators Insurers had previously recognized $52 before tax of adverse reserve development in the first quarter of 2019, including $32 of adverse development subject to the Navigators ADC. As such, reserve development of $97 before tax recognized upon acquisition of the business included $68 remaining of the $100 Navigators ADC retention for 2018 and prior accident years and $29 of adverse reserve development related to the 2019 accident year which is not covered by the Navigators ADC.
On 2018 and prior accident year reserves subject to the Navigators ADC, the Company recognized a total of $84 of adverse development in 2019, including the $68 of reserve development recorded upon acquisition of the business. The $84 of prior accident year reserve development was net of a $91 net reinsurance benefit recognized under the Navigators ADC. While the Company has ceded $107 of losses to the ADC through December 31, 2019, which has been recognized as a reinsurance recoverable, $16 of the ceded losses has been recognized as a deferred gain within other liabilities since the Navigators ADC has been accounted for as retroactive reinsurance and cumulative losses ceded of $107 exceed the ceded premium paid of $91. As the Company has ceded $107 of the $300 available limit, there is $193 of remaining limit available as of December 31, 2019.
Since the acquisition date of May 23, 2019, the revenues and net losses of the business acquired have been included in the Company's Consolidated Statements of Operations in the Commercial Lines reporting segment with revenues of $1.0 billion and net losses of $167 during the period from the acquisition date to December 31, 2019, including the $91 before tax ($72 net of tax) of premium paid for the Navigators ADC, a charge of $97 before tax ($77 net of tax) for the increase in acquired reserves following the acquisition, a charge of $16 before tax ($13 net of tax) for the deferred gain on retroactive reinsurance and net investment income of $67 before tax ($54 net of tax).
The Company recognized $17 of acquisition related costs for the twelve months ended December 31, 2019. These costs are included in insurance operating costs and other expenses in the Consolidated Statement of Operations.
The acquisition date fair values of assets and liabilities, including insurance reserves and intangible assets, as well as the related estimated useful lives of intangibles, are provisional and are subject to revision within one year of the acquisition date.
The following table presents supplemental unaudited pro forma amounts of revenue and net income for the year ended December 31, 2019 and 2018 for the Company as though the business was acquired on January 1, 2018. Pro forma adjustments include the revenue and earnings of Navigators Group for each period as well as amortization of identifiable intangible assets acquired.
Pro Forma Results for the Year Ended December 31

	Revenue	Earnings
2019 Supplemental (unaudited) combined pro forma	$21,416	$2,080
2018 Supplemental (unaudited) combined pro forma	$20,398	$1,828

Aetna Group Insurance
On November 1, 2017, The Hartford acquired Aetna's U.S. group life and disability business through a reinsurance transaction for total consideration of $1.452 billion, comprised of cash of $1.450 billion and share-based awards of $2, and recorded provisional estimates of the fair value of the assets acquired and liabilities assumed. The acquisition enables the Company to increase its market share in the group life and disability industry. In 2018, The Hartford and Aetna agreed on the final assets acquired and liabilities assumed as of the acquisition date and The Hartford finalized its provisional estimates with a final cash settlement within the one year measurement period allowed under U.S. GAAP. As a result, in the third quarter of 2018, The Hartford recorded additional assets and liabilities at fair value of $80 and $80, respectively, with no change in goodwill. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, the measurement period adjustments recorded, and the final purchase price allocation.

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

The value of in-force contracts represents the estimated profits relating to the unexpired contracts in force at the acquisition date through expiry of the contracts. The value of customer relationships was estimated using net cash flows expected to come from the renewals of in-force contracts acquired less costs to service the related policies. The value of the marketing agreement with Aetna was estimated using net cash flows expected to come from incremental new business written during the three years duration of the agreement, less costs to service the related contracts. The value for each of the identifiable intangible assets was estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of expected premiums, persistency rates, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital.

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
The following table presents supplemental pro forma amounts of revenue and net income for the Company in 2017 as though the business was acquired on January 1, 2016.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Results (Unaudited)

Twelve months ended December 31, 2017 [1]
Total Revenue	$18,899
Net Income	$(3,077)
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

3. EARNINGS (LOSS) PER COMMON SHARE
Computation of Basic and Diluted Earnings per Common Share

	For the years ended December 31,
(In millions, except for per share data)	2019	2018	2017
Earnings
Income (loss) from continuing operations, net of tax	$2,085	$1,485	$(262)
Less: Preferred stock dividends	21	6	—
Income (loss) from continuing operations, net of tax, available to common stockholders	2,064	1,479	(262)
Income (loss) from discontinued operations, net of tax, available to common stockholders	—	322	(2,869)
Net income (loss) available to common stockholders	$2,064	$1,801	$(3,131)
Shares
Weighted average common shares outstanding, basic	360.9	358.4	363.7
Dilutive effect of warrants [1]	0.5	1.9	—
Dilutive effect of stock-based awards under compensation plans	3.5	3.8	—
Weighted average common shares outstanding and dilutive potential common shares [2]	364.9	364.1	363.7
Earnings per common share
Basic
Income (loss) from continuing operations, net of tax, available to common stockholders	$5.72	$4.13	$(0.72)
Income (loss) from discontinued operations, net of tax, available to common stockholders	—	0.90	(7.89)
Net income (loss) available to common stockholders	$5.72	$5.03	$(8.61)
Diluted
Income (loss) from continuing operations, net of tax, available to common stockholders	$5.66	$4.06	$(0.72)
Income (loss) from discontinued operations, net of tax, available to common stockholders	—	0.89	(7.89)
Net income (loss) available to common stockholders	$5.66	$4.95	$(8.61)

[1]	On June 26, 2019 the Capital Purchase Program warrants issued in 2009 expired.

[2]	For additional information, see Note 15 - Equity and Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. SEGMENT INFORMATION
The Company conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.
Over 95% of the Company's revenues are generated in the United States ("U.S."). The remaining revenues are generated in the United Kingdom, continental Europe and other international locations.
The Company’s reporting segments, as well as the Corporate category, are as follows:
Commercial Lines
Commercial Lines provides workers’ compensation, property, automobile, general liability, umbrella, professional liability, bond, marine, livestock and assumed reinsurance to businesses in the U.S. and internationally, along with a variety of customized insurance products and risk management services including professional liability, bond, surety, and specialty casualty coverages.
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
Hartford Funds
Hartford Funds offers investment products for retail and retirement accounts and provides investment management and administrative services such as product design, implementation and oversight. This business also manages a portion of the mutual funds which support the variable annuity products within the life and annuity business sold in May 2018.
Corporate
The Company includes in the Corporate category discontinued operations related to the life and annuity business sold in May 2018, reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). In addition, Corporate includes a 9.7%

ownership interest in the legal entity that acquired the life and annuity business sold in 2018. For further discussion of continued involvement in the life and annuity business sold, see Note 21 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues

	For the years ended December 31,
	2019	2018	2017
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$3,314	$3,341	$3,287
Liability	1,064	653	604
Marine	147	—	—
Package business	1,471	1,364	1,301
Property	728	618	604
Professional liability	447	254	246
Bond	261	241	230
Assumed reinsurance	180	—	—
Automobile	713	610	630
Total Commercial Lines	8,325	7,081	6,902
Personal Lines
Automobile	2,248	2,398	2,617
Homeowners	987	1,041	1,117
Total Personal Lines [1]	3,235	3,439	3,734
Property & Casualty Other Operations	2	—	—
Group Benefits
Group disability	2,828	2,746	1,718
Group life	2,521	2,611	1,745
Other	254	241	214
Total Group Benefits	5,603	5,598	3,677
Hartford Funds
Mutual fund and ETP	907	932	888
Talcott Resolution life and annuity separate accounts [2]	92	100	104
Total Hartford Funds [3]	999	1,032	992
Corporate	60	32	4
Total earned premiums and fee income	18,224	17,182	15,309
Total net investment income	1,951	1,780	1,603
Net realized capital gains (losses)	395	(112)	165
Other revenues	170	105	85
Total revenues	$20,740	$18,955	$17,162

[1]	For 2019, 2018 and 2017, AARP members accounted for earned premiums of $2.9 billion, $3.0 billion and $3.2 billion, respectively.

[2]	Represents revenues earned on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

[3]	Excludes distribution costs of $188 for the year ended December 31, 2017, that were previously netted against fee income and are now presented gross in insurance operating costs and other expenses.

Net Income (Loss)

	For the years ended December 31,
	2019	2018	2017
Commercial Lines	$1,192	$1,212	$865
Personal Lines	318	(32)	(9)
Property & Casualty Other Operations	61	15	69
Group Benefits	536	340	294
Hartford Funds	149	148	106
Corporate	(171)	124	(4,456)
Net income (loss)	$2,085	$1,807	$(3,131)
Preferred stock dividends	21	6	—
Net income (loss) available to common stockholders	$2,064	$1,801	$(3,131)

Net Investment Income

	For the years ended December 31,
	2019	2018	2017
Commercial Lines	$1,129	$997	$949
Personal Lines	179	155	141
Property & Casualty Other Operations	84	90	106
Group Benefits	486	474	381
Hartford Funds	7	5	3
Corporate	66	59	23
Net investment income	$1,951	$1,780	$1,603
Amortization of Deferred Policy Acquisition Costs

	For the years ended December 31,
	2019	2018	2017
Commercial Lines	$1,296	$1,048	$1,009
Personal Lines	259	275	309
Group Benefits	54	45	33
Hartford Funds	12	16	21
Corporate	1	—	—
Total amortization of deferred policy acquisition costs	$1,622	$1,384	$1,372

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization of Other Intangible Assets

	For the years ended December 31,
	2019	2018	2017
Commercial Lines	$18	$4	$1
Personal Lines	6	4	4
Group Benefits	41	60	9
Corporate	1	—	—
Total amortization of other intangible assets	$66	$68	$14
Income Tax Expense (Benefit)

	For the years ended December 31,
	2019	2018	2017
Commercial Lines	$270	$267	$377
Personal Lines	76	(19)	26
Property & Casualty Other Operations	12	(7)	24
Group Benefits	126	84	38
Hartford Funds	37	38	63
Corporate	(46)	(95)	457
Total income tax expense	$475	$268	$985

Assets

	As of December 31,
	2019	2018
Commercial Lines	$42,041	$31,693
Personal Lines	6,310	6,180
Property & Casualty Other Operations	3,560	3,351
Group Benefits	14,595	14,114
Hartford Funds	634	583
Corporate	3,677	6,386
Total assets	$70,817	$62,307

Revenue from Non-Insurance Contracts with Customers

		For the years ended December 31,
	Revenue Line Item	2019	2018	2017
Commercial Lines
Installment billing fees	Fee income	$35	$34	$37
Personal Lines
Installment billing fees	Fee income	37	40	44
Insurance servicing revenues	Other revenues	83	84	85
Group Benefits
Administrative services	Fee income	180	175	91
Hartford Funds
Advisor, distribution and other management fees	Fee income	911	947	897
Other fees	Fee income	88	85	95
Corporate
Investment management and other fees	Fee income	50	32	4
Transition service revenues	Other revenues	20	21	—
Total non-insurance revenues with customers		$1,404	$1,418	$1,253

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

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,476	$—	$1,461	$15
Collateralized loan obligations ("CLOs")	2,183	—	2,088	95
Commercial mortgage-backed securities ("CMBS")	4,338	—	4,329	9
Corporate	17,396	—	16,664	732
Foreign government/government agencies	1,123	—	1,120	3
Municipal	9,498	—	9,498	—
Residential mortgage-backed securities ("RMBS")	4,869	—	4,309	560
U.S. Treasuries	1,265	330	935	—
Total fixed maturities	42,148	330	40,404	1,414
Fixed maturities, FVO	11	—	11	—
Equity securities, at fair value	1,657	1,401	183	73
Derivative assets
Credit derivatives	11	—	11	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	12	—	12	—
Short-term investments	2,921	1,028	1,878	15
Total assets accounted for at fair value on a recurring basis	$46,749	$2,759	$42,488	$1,502
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(1)	$—	$(1)	$—
Equity derivatives	(15)	—	—	(15)
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	(60)	—	(60)	—
Total derivative liabilities [2]	(78)	—	(63)	(15)
Contingent consideration [3]	(22)	—	—	(22)
Total liabilities accounted for at fair value on a recurring basis	$(100)	$—	$(63)	$(37)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,276	$—	$1,266	$10
CLO	1,437	—	1,337	100
CMBS	3,552	—	3,540	12
Corporate	13,398	—	12,878	520
Foreign government/government agencies	847	—	844	3
Municipal	10,346	—	10,346	—
RMBS	3,279	—	2,359	920
U.S. Treasuries	1,517	330	1,187	—
Total fixed maturities	35,652	330	33,757	1,565
Fixed maturities, FVO	22	—	22	—
Equity securities, at fair value	1,214	1,093	44	77
Derivative assets
Credit derivatives	5	—	5	—
Equity derivatives	3	—	—	3
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	7	—	4	3
Short-term investments	4,283	1,039	3,244	—
Total assets accounted for at fair value on a recurring basis	$41,178	$2,462	$37,071	$1,645
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(2)	$—	$(2)	$—
Equity derivatives	1	—	1	—
Foreign exchange derivatives	(5)	—	(5)	—
Interest rate derivatives	(62)	—	(63)	1
Total derivative liabilities [2]	(68)	—	(69)	1
Contingent consideration [3]	(35)	—	—	(35)
Total liabilities accounted for at fair value on a recurring basis	$(103)	$—	$(69)	$(34)

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
In connection with the acquisition of Navigators Group, the Company has overseas deposits in Other Invested Assets of $38 as of December 31, 2019, which are measured at fair value using the net asset value as a practical expedient. There were no overseas deposits held as of December 31, 2018.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Valuation Controls
The process for determining the fair value of investments is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company. The purpose of the Valuation Committee is to provide oversight of the pricing policy, procedures and controls, including approval of valuation methodologies and pricing sources. The Valuation Committee reviews market data trends, pricing statistics and trading statistics to ensure that prices are reasonable and consistent with our fair value framework. Controls and procedures used to assess third-party pricing services are reviewed by the Valuation Committee, including the results of annual due-diligence reviews. Controls include, but are not limited to, reviewing daily and monthly price changes, stale prices, and missing prices and comparing new trade prices to third-party pricing services, weekly price changes to published bond prices of a corporate bond index, and daily OTC derivative market valuations to counterparty valuations. The Company has a dedicated pricing unit that works with trading and investment professionals to challenge the price received by a third party pricing source if the Company believes that the valuation received does not accurately reflect the fair value. New valuation models and changes to current models require approval by the Valuation Committee. In addition, the Company’s enterprise-wide Operational Risk Management function provides an independent review of the suitability and reliability of model inputs, as well as an analysis of significant changes to current models.
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

Other inputs for ABS, CLOs, and RMBS:
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

Other inputs for below investment grade privately placed securities and private bank loans:
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities

Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of December 31, 2019
CLOs [3]	$95	Discounted cash flows	Spread	246 bps	246 bps	246 bps	Decrease
CMBS [3]	$1	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,832 bps	161 bps	Decrease
Corporate [4]	$633	Discounted cash flows	Spread	93 bps	788 bps	236 bps	Decrease
RMBS [3]	$560	Discounted cash flows	Spread [6]	5 bps	233 bps	79 bps	Decrease
			Constant prepayment rate [6]	—%	11%	6%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	70%	Decrease
As of December 31, 2018
CMBS [3]	$2	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,040 bps	182 bps	Decrease
Corporate [4]	$274	Discounted cash flows	Spread	145 bps	1,175 bps	263 bps	Decrease
RMBS [3]	$815	Discounted cash flows	Spread [6]	12 bps	215 bps	86 bps	Decrease
			Constant prepayment rate [6]	1%	15%	6%	Decrease [5]
			Constant default rate [6]	1%	8%	3%	Decrease
			Loss severity [6]	—%	100%	61%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company bases fair value on broker quotations.

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

Significant Unobservable Inputs for Level 3 - Derivatives

	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of December 31, 2019
Equity options	$(15)	Option model	Equity volatility	13%	28%	17%	Increase
As of December 31, 2018
Interest rate swaptions [3]	$1	Option model	Interest rate volatility	3%	3%	3%	Increase
Equity options	$3	Option model	Equity volatility	19%	21%	20%	Increase

[1]	The weighted average is determined based on the fair value of the derivatives.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables above exclude certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the year ended December 31, 2019, no significant adjustments were made by the Company to broker prices received.
Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") on July 29, 2016 requires the Company to make payments to former owners of Lattice of up to $60 contingent upon growth in ETP AUM over a period of four years beginning on the date of acquisition. The contingent consideration is measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout is discounted back to the valuation date using a risk-adjusted discount rate of 11.8%. The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
The contingency period for ETP AUM growth ends July 29, 2020 and management adjusts the fair value of the contingent consideration when it revises its projection of ETP AUM for the acquired business. Before discounting to fair value, the Company estimates a total contingent consideration payout of $43 , of which $20 was paid in the twelve months of 2019 with ETP AUM of $3.3 billion as of December 31, 2019. Accordingly, as of December 31, 2019, the fair value of $22 reflects remaining consideration payable of $23, assuming ETP AUM for the acquired business grows to approximately $4.1 billion over the contingency period.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2019

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2019	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2019
Assets
Fixed Maturities, AFS
ABS	$10	$—	$—	$20	$(1)	$—	$—	$(14)	$15
CLOs	100	—	—	329	(127)	(6)	—	(201)	95
CMBS	12	—	1	34	(4)	—	—	(34)	9
Corporate	520	(4)	16	354	(59)	(88)	61	(68)	732
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	920	1	(8)	134	(214)	(35)	—	(238)	560
Total Fixed Maturities, AFS	1,565	(3)	9	871	(405)	(129)	61	(555)	1,414
Equity Securities, at fair value	77	—	—	9	—	(13)	—	—	73
Derivatives, net [4]
Interest rate	1	(1)	—	—	—	—	—	—	—
Total Derivatives, net [4]	1	(1)	—	—	—	—	—	—	—
Short-term investments	—	—	—	15	—	—	—	—	15
Total Assets	1,643	(4)	9	895	(405)	(142)	61	(555)	1,502
Liabilities
Derivatives, net [4]
Equity	3	(18)	—	—	—	—	—	—	(15)
Total Derivatives, net [4]	3	(18)	—	—	—	—	—	—	(15)
Contingent Consideration	(35)	(7)	—	—	20	—	—	—	(22)
Total Liabilities	$(32)	$(25)	$—	$—	$20	$—	$—	$—	$(37)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2018

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2018	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2018
Assets
Fixed Maturities, AFS
ABS	$19	$—	$—	$90	$(5)	$(4)	$12	$(102)	$10
CLOs	95	—	—	330	—	(13)	—	(312)	100
CMBS	69	(1)	—	25	(14)	(8)	—	(59)	12
Corporate	520	1	(18)	197	(36)	(52)	31	(123)	520
Foreign Govt./Govt. Agencies	2	—	—	1	—	—	—	—	3
Municipal	17	—	(1)	—	—	(1)	—	(15)	—
RMBS	1,230	—	(16)	273	(319)	(52)	4	(200)	920
Total Fixed Maturities, AFS	1,952	—	(35)	916	(374)	(130)	47	(811)	1,565
Equity Securities, at fair value	76	29	—	12	—	(40)	—	—	77
Derivatives, net [4]
Equity	1	3	—	1	—	(2)	—	—	3
Interest rate	1	—	—	—	—	—	—	—	1
Total Derivatives, net [4]	2	3	—	1	—	(2)	—	—	4
Total Assets	2,030	32	(35)	929	(374)	(172)	47	(811)	1,646
Liabilities
Contingent Considerations	(29)	(6)	—	—	—	—	—	—	(35)
Total Liabilities	$(29)	$(6)	$—	$—	$—	$—	$—	$—	$(35)

[1]	Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	All amounts are before income taxes.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Consolidated Balance Sheets in other investments and other liabilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at Year End

	December 31,
	2019		2018
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$1
CMBS	—	1	(1)	28
Corporate	(2)	15	—	(42)
Foreign Govt./Govt. Agencies	—	1	—	—
Municipal	—	—	—	24
RMBS	—	(7)	—	17
Total Fixed Maturities, AFS	(2)	10	(1)	28
Equity Securities, at fair value	1	—	—	—
Derivatives, net
Equity	(18)	—	1
Interest rate	(1)	—	—	—
Total Derivatives, net	(19)	—	1	—
Total Assets	(20)	10	—	28
Liabilities
Contingent Consideration	(7)		(6)
Total Liabilities	$(7)	$—	$(6)	$—

[1]	All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

[3]
Changes in unrealized gain/(loss) on fixed maturities, AFS are reported in changes in net unrealized gain on securities in the Consolidated Statements of Comprehensive Income. Changes in interest rate derivatives are reported in changes in net gain on cash flow hedging instruments in the Consolidated Statements of Comprehensive Income.

Fair Value Option
The Company has elected the fair value option for certain RMBS that contain embedded credit derivatives with underlying credit risk. These securities are included within Fixed Maturities, FVO on the Consolidated Balance Sheets and changes in the fair value of these securities are reported in net realized capital gains and losses.
As of December 31, 2019 and December 31, 2018, the fair value of assets and liabilities using the fair value option was $11 and $22, respectively, within the residential real estate sector.

For the year-ended December 31, 2019, there were no realized capital gains (losses) related to the fair value of assets using the fair value option. For the year-ended December 31, 2018, the realized capital gains (losses) related to the fair value of assets using the fair value option were $(1) within the residential real estate sector. For the year-ended December 31, 2017, the income earned from FVO and the changes recorded in net realized capital gains (losses) were driven by corporate bond and equity securities of $(1) and $1, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Instruments Not Carried at Fair Value
Financial Assets and Liabilities Not Carried at Fair Value

	December 31, 2019			December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Fair Value Hierarchy Level	Carrying Amount	Fair Value
Assets
Mortgage loans	Level 3	$4,215	$4,350	Level 3	$3,704	$3,746
Liabilities
Other policyholder funds and benefits payable	Level 3	$763	$765	Level 3	$774	$775
Senior notes [1]	Level 2	$3,759	$4,456	Level 2	$3,589	$3,887
Junior subordinated debentures [1]	Level 2	$1,089	$1,153	Level 2	$1,089	$1,052

[1]Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.
6. INVESTMENTS
Net Investment Income

	For the years ended December 31,
(Before tax)	2019	2018	2017
Fixed maturities [1]	$1,559	$1,459	$1,303
Equity securities	46	32	24
Mortgage loans	165	141	124
Limited partnerships and other alternative investments	232	205	174
Other investments [2]	32	20	49
Investment expenses	(83)	(77)	(71)
Total net investment income	$1,951	$1,780	$1,603

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that hedge fixed maturities and qualify for hedge accounting.

Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before tax)	2019	2018	2017
Gross gains on sales	$234	$114	$275
Gross losses on sales	(56)	(172)	(113)
Equity securities [1]	254	(48)	—
Net OTTI losses recognized in earnings	(3)	(1)	(8)
Valuation allowances on mortgage loans	1	—	(1)
Other, net [2]	(35)	(5)	12
Net realized capital gains (losses)	$395	$(112)	$165

[1]
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2019, were $164 for the year-ended December 31, 2019. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2018, were $(80) for the year-ended December 31, 2018. Prior to January 1, 2018, changes in net unrealized gains (losses) on equity securities were included in AOCI.

[2]
For the years ended December 31, 2019, 2018 and 2017, gains (losses) from transactional foreign currency revaluation were $(9), $1 and $14, respectively. Also includes gains (losses) on non-qualifying derivatives of $(24), $(12), and $(6) , respectively for 2019, 2018 and 2017.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sales of AFS Securities

	For the years ended December 31,
	2019	2018	2017
Fixed maturities, AFS
Sale proceeds	$14,421	$21,327	$17,614
Gross gains	233	90	204
Gross losses	(56)	(169)	(90)
Equity securities, AFS
Sale proceeds			$607
Gross gains			69
Gross losses			(23)

Sales of AFS securities in 2019 were primarily a result of duration and liquidity management as well as tactical changes to the portfolio as a result of changing market conditions.
Recognition and Presentation of Other-Than-Temporary Impairments
The Company will record an OTTI for fixed maturities if the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value. A corresponding charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.
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
Impairments in Earnings by Type

	For the years ended December 31,
	2019	2018	2017
Credit impairments	$3	$1	$2
Impairments on equity securities			6
Total impairments	$3	$1	$8

Cumulative Credit Impairments

	For the years ended December 31,
(Before tax)	2019	2018	2017
Balance as of beginning of period	$(19)	$(25)	$(110)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(3)	—	(1)
Securities previously impaired	—	(1)	(1)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	3	7	76
Securities due to an increase in expected cash flows	—	—	11
Balance as of end of period	$(19)	$(19)	$(25)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Available-for-Sale Securities
AFS Securities by Type

	December 31, 2019					December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]
ABS	$1,461	$18	$(3)	$1,476	$—	$1,272	$5	$(1)	$1,276	$—
CLOs	2,186	5	(8)	2,183	—	1,455	2	(20)	1,437	—
CMBS	4,210	141	(13)	4,338	(4)	3,581	35	(64)	3,552	(5)
Corporate	16,435	986	(25)	17,396	—	13,696	148	(446)	13,398	—
Foreign govt./govt. agencies	1,057	66	—	1,123	—	866	7	(26)	847	—
Municipal	8,763	737	(2)	9,498	—	9,972	421	(47)	10,346	—
RMBS	4,775	97	(3)	4,869	—	3,270	44	(35)	3,279	—
U.S. Treasuries	1,191	75	(1)	1,265	—	1,491	41	(15)	1,517	—
Total fixed maturities, AFS	40,078	2,125	(55)	42,148	(4)	35,603	703	(654)	35,652	(5)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2019 and 2018.

Fixed maturities, AFS, by Contractual Maturity Year

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,082	$1,090	$999	$1,002
Over one year through five years	7,200	7,401	5,786	5,791
Over five years through ten years	7,395	7,803	6,611	6,495
Over ten years	11,769	12,988	12,629	12,820
Subtotal	27,446	29,282	26,025	26,108
Mortgage-backed and asset-backed securities	12,632	12,866	9,578	9,544
Total fixed maturities, AFS	$40,078	$42,148	$35,603	$35,652

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of December 31, 2019 or December 31, 2018. As of December 31, 2019, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of United Kingdom, New York State Dormitory Authority, and the Wells Fargo & Company each of which comprised less than 1% of total invested assets. As of December 31, 2018, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were New York State Dormitory Authority, Commonwealth of Massachusetts, and the New York City Transitional Finance Authority each of which comprised less than 1% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2019 were the municipal, RMBS, and CMBS sectors which comprised approximately 18%, 9% and 8%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2018 were municipal securities, CMBS, and the financial services sectors which comprised approximately 22%, 8% and 7%, respectively, of total invested assets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrealized Losses on AFS Securities
Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2019

	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$401	$398	$(3)	$9	$9	$—	$410	$407	$(3)
CLOs	681	679	(2)	929	923	(6)	1,610	1,602	(8)
CMBS	545	538	(7)	26	20	(6)	571	558	(13)
Corporate	798	789	(9)	344	328	(16)	1,142	1,117	(25)
Foreign govt./govt. agencies	101	101	—	29	29	—	130	130	—
Municipal	224	222	(2)	—	—	—	224	222	(2)
RMBS	617	614	(3)	68	68	—	685	682	(3)
U.S. Treasuries	88	88	—	35	34	(1)	123	122	(1)
Total fixed maturities, AFS in an unrealized loss position	$3,455	$3,429	$(26)	$1,440	$1,411	$(29)	$4,895	$4,840	$(55)
Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2018

	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$566	$566	$—	$113	$112	$(1)	$679	$678	$(1)
CLOs	1,358	1,338	(20)	7	7	—	1,365	1,345	(20)
CMBS	896	882	(14)	1,129	1,079	(50)	2,025	1,961	(64)
Corporate	7,174	6,903	(271)	2,541	2,366	(175)	9,715	9,269	(446)
Foreign govt./govt. agencies	407	391	(16)	203	193	(10)	610	584	(26)
Municipal	1,643	1,613	(30)	292	275	(17)	1,935	1,888	(47)
RMBS	1,344	1,329	(15)	648	628	(20)	1,992	1,957	(35)
U.S. Treasuries	497	492	(5)	339	329	(10)	836	821	(15)
Total fixed maturities, AFS in an unrealized loss position	13,885	13,514	(371)	5,272	4,989	(283)	19,157	18,503	(654)

As of December 31, 2019, AFS securities in an unrealized loss position consisted of 871 securities, primarily in the corporate and CMBS sectors, which were depressed primarily due to widening of credit spreads since the securities were purchased. As of December 31, 2019, 96% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2019 was primarily attributable to lower interest rates and tighter credit spreads.
Most of the securities depressed for twelve months or more relate to corporate, CMBS, and CLO securities. Corporate, CMBS, and CLO securities were primarily depressed because current market spreads are wider than at the securities' respective purchase dates. Certain other corporate securities were depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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
As of December 31, 2019, mortgage loans had an amortized cost of $4.2 billion and carrying value of $4.2 billion, with no valuation allowance. As of December 31, 2018, mortgage loans had an amortized cost of $3.7 billion and carrying value of $3.7 billion, with a valuation allowance of $1.
As of December 31, 2019, there were no mortgage loans that had a valuation allowance. As of December 31, 2018, the carrying value of mortgage loans that had a valuation allowance was $23. There were no mortgage loans held-for-sale as of both December 31, 2019 and December 31, 2018. As of December 31, 2019, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.
Valuation Allowance Activity

	For the years ended December 31,
	2019	2018	2017
Balance as of January 1	$(1)	$(1)	$—
Reversals/(Additions)	1	—	(1)
Deductions	—	—	—
Balance as of December 31	$—	$(1)	$(1)

The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of December 31, 2019, while the weighted-average LTV ratio at origination of these loans was 61%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of December 31, 2019 and December 31, 2018, the Company held no delinquent commercial mortgages loan past due by 90 days or more.

Mortgage Loans Credit Quality

	December 31, 2019		December 31, 2018
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
65% - 80%	376	1.53x	386	1.60x
Less than 65%	3,839	2.56x	3,318	2.59x
Total mortgage loans	$4,215	2.46x	$3,704	2.49x

Mortgage Loans by Region

	December 31, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$270	6.4%	$250	6.8%
Middle Atlantic	319	7.5%	270	7.3%
Mountain	109	2.6%	30	0.8%
New England	344	8.2%	330	8.9%
Pacific	906	21.5%	917	24.8%
South Atlantic	944	22.4%	712	19.2%
West North Central	46	1.1%	148	4.0%
West South Central	439	10.4%	420	11.3%
Other [1]	838	19.9%	627	16.9%
Total mortgage loans	$4,215	100.0%	$3,704	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.
Mortgage Loans by Property Type

	December 31, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	1,167	27.7%	1,108	29.9%
Multifamily	1,313	31.2%	1,138	30.7%
Office	723	17.2%	708	19.1%
Retail	735	17.4%	392	10.6%
Single Family	137	3.2%	82	2.2%
Other	140	3.3%	276	7.5%
Total mortgage loans	$4,215	100.0%	$3,704	100.0%

Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of December 31, 2019, under this program, the Company serviced mortgage loans with a total outstanding principal of $6.4 billion, of which $3.5 billion was serviced on behalf of third parties and $2.9 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. As of December 31, 2018, the Company serviced mortgage loans with a total outstanding principal balance of $6.0 billion, of which $3.6 billion

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

was serviced on behalf of third parties and $2.4 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of December 31, 2019 and 2018, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of December 31, 2019 and 2018, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2019 and 2018 is limited to the total carrying value of $1.1 billion and $1.0 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets. As of December 31, 2019 and 2018, the Company has outstanding commitments totaling $851 and $718, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLOs, CMBS and RMBS and are reported in fixed maturities, available-for-sale, and fixed maturities, FVO, in the Company’s Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Securities Lending, Repurchase Agreements, and Other Collateral Transactions and Restricted Investments
The Company enters into securities financing transactions as a way to earn additional income or manage liquidity, primarily through securities lending and repurchase agreements.

Securities Lending and Repurchase Agreements
	December 31, 2019	December 31, 2018
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$606	$820
Gross amount of associated liability for collateral received [1]	$621	$840

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$—	$72
Gross amount of collateral pledged related to repurchase agreements [2]	$—	$73
Gross amount of recognized receivables for reverse repurchase agreements	$15	$64

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Consolidated Balance Sheets. Amount includes additional securities collateral received of $34 and $3 which are excluded from the Company's Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

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
Repurchase Agreements
From time to time, the Company enters into repurchase agreements to manage liquidity or to earn incremental income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. The maturity of these transactions is generally ninety days or less. Repurchase agreements include master netting provisions that provide both parties the right to offset claims and apply securities held by them with respect to their obligations in the event of a default. Although the Company has the contractual right to offset claims, the Company's current positions do not meet the specific conditions for net presentation.
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
Other Collateral Transactions
As of December 31, 2019 and 2018, the Company pledged collateral of $37 and $47, respectively, of U.S. government securities and municipal securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 7 - Derivatives of Notes to Consolidated Financial Statements.

Other Restricted Investments
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of December 31, 2019 and 2018, the fair value of securities on deposit was $2.3 billion and $2.2 billion, respectively.
In addition, as of December 31, 2019, the Company held fixed maturities and short-term investments of $447 and $189, respectively, in a trust for the benefit of syndicate policyholders and other investments of $38 primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries.
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, real estate funds, and private equity funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The remainder of investments in limited partnerships and other alternative investments consists of investments in insurer-owned life insurance accounted for at cash surrender value. The Company's investment in Hopmeadow Holdings LP is reported in other assets on the Company's Consolidated Balance Sheets and is accounted for under the equity method of accounting. For further discussion on Hopmeadow Holdings LP, see Note 21 - Business Dispositions and Discontinued Operations of Notes to the Consolidated Financial Statements.
The Company recognized total equity method income of $267, $214, and $168 for the periods ended December 31, 2019, 2018 and 2017, respectively. Equity method income is reported in net investment income, except amounts related to strategic investments classified in other assets which are reported in other revenues. For investments accounted for under the equity method, the Company’s maximum exposure to loss as of December 31, 2019 is limited to the total carrying value of $1.6 billion. In addition, the Company has outstanding commitments totaling $852 to fund limited partnership investments as of December 31, 2019. The Company’s investments accounted for under the equity method are generally of a passive nature in that the Company does not take an active role in the management.
In 2019, aggregate investment income from investments accounted for under the equity method exceeded 10% of the Company’s pre-tax consolidated net income (loss). Accordingly, the Company is disclosing aggregated, summarized financial data for the Company’s investments accounted for under the equity method. This aggregated, summarized financial data does not represent the Company’s proportionate share of investees' assets or earnings. Aggregate total assets of the investees totaled $329.4 billion and $311.0 billion as of December 31, 2019 and 2018, respectively. Aggregate total liabilities of the investees totaled $191.2 billion and $187.7 billion as of December 31, 2019 and 2018, respectively. Aggregate net investment income of the investees totaled $618, $773, and $1.9 billion for the periods ended December 31, 2019, 2018 and 2017, respectively. Aggregate net income excluding net investment income of the investees totaled $13.4 billion, $12.3 billion and $9.8 billion for the periods ended December 31, 2019, 2018 and 2017, respectively. As of, and for the period ended, December 31, 2019,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the aggregated summarized financial data reflects the latest available financial information.
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
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or debt instruments issued. The hedge strategies by hedge accounting designation include:
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of December 31, 2019 and 2018, the notional amount of interest rate swaps in offsetting relationships was $7.6 billion and $7.1 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. The Company may at times enter into foreign currency forwards to hedge non-U.S. dollar denominated cash and, previously, equity securities. The Company previously entered into foreign currency forwards to hedge currency impacts on changes in equity of the U.K. property and casualty run-off subsidiaries that were sold in May 2017. For further information on the disposition, see Note 21 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
Equity Index Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. The Company also enters into covered call options on equity securities to generate additional return.
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
Derivative Balance Sheet Presentation

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018
Cash flow hedges
Interest rate swaps	$2,040	$2,040	$—	$1	$1	$2	$(1)	$(1)
Foreign currency swaps	270	153	(1)	(6)	3	2	(4)	(8)
Total cash flow hedges	2,310	2,193	(1)	(5)	4	4	(5)	(9)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	9,338	8,451	(59)	(62)	3	8	(62)	(70)
Foreign exchange contracts
Foreign currency swaps and forwards	464	287	(1)	(1)	—	—	(1)	(1)
Credit contracts
Credit derivatives that purchase credit protection	124	6	(3)	—	—	—	(3)	—
Credit derivatives that assume credit risk [1]	500	1,102	13	3	13	8	—	(5)
Credit derivatives in offsetting positions	29	41	—	—	5	6	(5)	(6)
Equity contracts
Equity index swaps and options	941	211	(15)	4	15	5	(30)	(1)
Total non-qualifying strategies	11,396	10,098	(65)	(56)	36	27	(101)	(83)
Total cash flow hedges and non-qualifying strategies	$13,706	$12,291	$(66)	$(61)	$40	$31	$(106)	$(92)
Balance Sheet Location
Fixed maturities, available-for-sale	$244	$153	$—	$—	$—	$—	$—	$—
Other investments	1,277	9,864	12	7	13	23	(1)	(16)
Other liabilities	12,185	2,274	(78)	(68)	27	8	(105)	(76)
Total derivatives	$13,706	$12,291	$(66)	$(61)	$40	$31	$(106)	$(92)

[1]	The derivative instruments related to this strategy are held for other investment purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Offsetting Derivative Assets and Liabilities

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of December 31, 2019
Other investments	$40	$37	$12	$(9)	$1	$2
Other liabilities	$(106)	$(23)	$(78)	$(5)	$(73)	$(10)
As of December 31, 2018
Other investments	$31	$26	$7	$(2)	$2	$3
Other liabilities	$(92)	$(20)	$(68)	$(4)	$(65)	$(7)

[1]	Included in other investments in the Company's Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2019	2018	2017
Interest rate swaps	$18	$5	$8
Foreign currency swaps	8	7	(14)
Total	$26	$12	$(6)

Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,
	2019			2018			2017
	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$2	$4	$1	$6	$30	$—	$5	$37	$—
Foreign currency swaps	—	3	—	—	—	—	—	—	—
Total	$2	$7	$1	$6	$30	$—	$5	$37	$—

Total amounts presented on the Consolidated Statement of Operations	$395	$1,951	$259	$(112)	$1,780	$298	$165	$1,603	$316

As of December 31, 2019, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $16. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.

During the years ended December 31, 2019, 2018, and 2017, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).
Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)

	For the Year Ended December 31,
	2019	2018	2017
Interest rate contracts
Interest rate swaps, swaptions and futures	(35)	(3)	(5)
Credit contracts
Credit derivatives that purchase credit protection	(5)	—	28
Credit derivatives that assume credit risk	32	(14)	(7)
Equity contracts
Equity options	(17)	2	(7)
Foreign exchange contracts
Foreign currency swaps and forwards	1	3	(14)
Other
Contingent capital facility put option	—	—	(1)
Total [1]	$(24)	$(12)	$(6)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Assumed Derivatives by Type

				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of December 31, 2019
Single name credit default swaps
Investment grade risk exposure	$100	$3	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	400	10	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	1	—	Less than 1 year	CMBS Credit	A	1	—
Below investment grade risk exposure	14	(5)	Less than 1 year	CMBS Credit	CCC-	14	5
Total [5]	$515	$8				$15	$5
As of December 31, 2018
Single name credit default swaps
Investment grade risk exposure	$169	$2	4 years	Corporate Credit/ Foreign Gov.	A	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	799	(1)	6 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	125	2	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	11	—	5 years	CMBS Credit	A-	2	—
Below investment grade risk exposure	19	(6)	Less than 1 year	CMBS Credit	CCC	19	6
Total [5]	$1,123	$(3)				$21	$6

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

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2019 and 2018, the Company pledged cash collateral with a fair value of less than $1 and $4 associated with derivative instruments. The collateral receivable has been recorded in other assets or other liabilities on the Company's Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of December 31, 2019 and 2018, the Company also pledged securities collateral associated with derivative instruments with a fair value of $78 and $67, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.

In addition, as of December 31, 2019 and 2018 , the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $88 and $89, respectively, which are included within fixed maturities on the Company's Consolidated Balance Sheets.
As of December 31, 2019 and 2018, the Company accepted cash collateral associated with derivative instruments of $16 and $9, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of December 31, 2019 and 2018 with a fair value of $1 and $5, respectively, which the Company has the ability to sell or repledge. As of December 31, 2019 and 2018, the Company had no repledged securities and no securities held as collateral have been sold. In addition, as of December 31, 2019 and 2018, non-cash collateral accepted was held in separate

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
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
The Company has two adverse development cover (“ADC”) reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all asbestos and environmental ("A&E") reserve development for 2016 and prior accident years ("A&E ADC") and the Navigators ADC covers substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years. For more information on ADC agreements, see Note 1 -Basis of Presentation and Significant Accounting Policies, and Note 11 -Reserve for Unpaid Losses and Loss Adjustment Expenses.
Property and Casualty ceded losses, which reduce losses and loss adjustment expenses incurred, were $826, $661 and $901 for the years ended December 31, 2019, 2018 and 2017, respectively.

Group Benefits ceded losses, which reduce losses and loss adjustment expenses incurred, were $73, $116 and $120 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Reinsurance Recoverables

	As of
	December 31, 2019	December 31, 2018
Property and Casualty Insurance Products
Paid loss and loss adjustment expenses	$249	$127
Unpaid loss and loss adjustment expenses	4,819	3,773
Gross reinsurance recoverables	5,068	3,900
Allowance for uncollectible reinsurance	(114)	(126)
Net P&C reinsurance recoverables	4,954	3,774
Group Benefits net reinsurance recoverables [1]	253	251
Recoverable related to reserves in Corporate [1]	320	332
Reinsurance recoverables, net	$5,527	$4,357

[1]	No allowance for uncollectible reinsurance was required as of December 31, 2019 and 2018.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Insurance Revenues
Property and Casualty Insurance Revenue

	For the years ended December 31,
Premiums Written	2019	2018	2017
Direct	$12,190	$10,784	$10,865
Assumed	371	217	223
Ceded	(978)	(593)	(571)
Net	$11,583	$10,408	$10,517
Premiums Earned
Direct	$12,010	$10,824	$10,923
Assumed	416	221	232
Ceded	(936)	(599)	(600)
Net	$11,490	$10,446	$10,555

Group Benefits Revenue

	For the years ended December 31,
	2019	2018	2017
Gross earned premiums, fees and other considerations	$4,122	$3,615	$3,281
Reinsurance assumed	1,572	2,044	446
Reinsurance ceded	(91)	(61)	(50)
Net earned premiums, fees and other considerations	$5,603	$5,598	$3,677

For its group benefits products, the Company reinsures certain of its risks to other reinsurers under yearly renewable term and coinsurance arrangements and variations thereto. Yearly renewable term and coinsurance arrangements result in passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. The increase in premiums assumed from 2017 to 2018 was primarily due to premiums related to Aetna's U.S. group life and disability business acquired by the Company effective November 1, 2017 whereby Aetna is fronting the business for a period of time. As that business is re-written through Hartford writing companies, the amount of assumed reinsurance for Group Benefits will decrease and gross premium written on a direct basis will increase.

9. DEFERRED POLICY ACQUISITION COSTS
Changes in DAC

	For the years ended December 31,
	2019	2018	2017
Balance, beginning of period	$670	$650	$645
Deferred costs	1,635	1,404	1,377
Amortization — DAC	(1,622)	(1,384)	(1,372)
Add back amortization of value of business acquired [1]	102	—	—
Balance, end of period	$785	$670	$650

[1]	While the value of in-force contracts acquired from the Navigators Group acquisition is included in other intangible assets, the amortization of that asset is recorded as DAC amortization.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. GOODWILL & OTHER INTANGIBLE ASSETS
Goodwill Carrying Value as of December 31, 2019

	Commercial Lines	Personal Lines	Hartford Funds	Group Benefits	Corporate [1]	Total
Balance at December 31, 2017	$38	$119	$180	$723	$230	$1,290
Goodwill related to acquisitions	—	—	—	—	—	—
Balance at December 31, 2018	$38	$119	$180	$723	$230	$1,290
Goodwill related to acquisitions [2]	623	—	—	—	—	623
Balance at December 31, 2019	$661	$119	$180	$723	$230	$1,913

[1]
The Corporate category includes goodwill that was acquired at a holding company level and not pushed down to a subsidiary within a reportable segment. Carrying value of goodwill within Corporate as of December 31, 2019, 2018, and 2017 includes $138 and $92 for the Group Benefits and Hartford Funds reporting units, respectively.

[2]	For further discussion on goodwill related to the acquisition of Navigators Group, refer to Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements.
The annual goodwill assessment for The Hartford's reporting units was completed as of October 31, 2019, 2018, and 2017, which resulted in no write-downs of goodwill in the respective years then ended. In 2019, all reporting units passed the first step of their annual impairment test with a significant margin.
Other Intangible Assets

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Value of in-force contracts [1]	$203	$(125)	$78	$23	$(23)	$—
Customer relationships [2]	636	(92)	544	636	(49)	587
Marketing agreement with Aetna	16	(2)	14	16	(1)	15
Distribution Agreement	79	(61)	18	79	(56)	23
Distribution and Agency relationships & Other [3] [4]	340	(19)	321	21	(3)	18
Total Finite Life Intangibles	1,274	(299)	975	775	(132)	643
Total Indefinite Life Intangible Assets [5]	95	—	95	14	—	14
Total Other Intangible Assets	$1,369	$(299)	$1,070	$789	$(132)	$657

[1]
On May 23, 2019, the Company acquired Navigators Group and recorded a value of in-force-contracts intangible asset of $180 which will be amortized over 3 years. For further discussion on the value of in-force-contracts related to the acquisition of Navigators Group, refer to Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements.

[2]
On February 16, 2018, The Company entered into a renewal rights agreement with Farmers Exchanges of the Farmers Group of Companies to acquire its Foremost-branded small commercial business sold through independent agents. In connection with the renewal rights agreement, the Company recorded a customer relationships intangible asset of $46 which will be amortized over 10 years.

[3]	On December 1, 2018, the Company acquired Y-Risk LLC and recorded an agency relationships intangible asset of $12 which will be amortized over 15 years.

[4]
On May 23, 2019, the Company acquired Navigators Group and recorded other intangible assets of $302 for distribution relationships and $17 for the trade name. The distribution relationships and trade name will be amortized over 15 years and 10 years, respectively. For further discussion on the value of distribution relationships and trade name related to the acquisition of Navigators Group, refer to Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements.

[5]
On May 23, 2019, the Company acquired Navigators Group and recorded an indefinite life intangible asset of $66 related to the capacity to write business through its Lloyd's Syndicate and recorded an indefinite life intangible of $15 for licenses . For further discussion on the indefinite life intangible assets related to the acquisition of Navigators Group, refer to Note 2 - Business Acquisitions of Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Pre-tax Amortization Expense [1] for Acquired Intangibles as of December 31, 2019

	Value of In-force Contracts	Other Intangible Assets
2020	$47	$74
2021	$21	$74
2022	$10	$74
2023	$—	$74
2024	$—	$74

[1]
In the Consolidated Statements of Operations, the amortization of value of in-force contracts is reported in amortization of deferred policy acquisition costs and the amortization of other intangible assets is reported in amortization of other intangible assets.

11. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2019	2018	2017
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$24,584	$23,775	$22,545
Reinsurance and other recoverables	4,232	3,957	3,488
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,352	19,818	19,057
Navigators Group acquisition	2,001	—	—
Provision for unpaid losses and loss adjustment expenses
Current accident year	7,463	7,107	7,381
Prior accident year development [1]	(65)	(167)	(41)
Total provision for unpaid losses and loss adjustment expenses	7,398	6,940	7,340
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(16)	—	—
Payments
Current accident year	(2,374)	(2,452)	(2,751)
Prior accident years	(4,374)	(3,954)	(3,828)
Total payments	(6,748)	(6,406)	(6,579)
Foreign currency adjustment	(1)	—	—
Ending liabilities for unpaid losses and loss adjustment expenses, net	22,986	20,352	19,818
Reinsurance and other recoverables	5,275	4,232	3,957
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,261	$24,584	$23,775

[1]
Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators ADC which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from NICO . For additional information regarding the Navigators ADC agreement, please refer to Adverse Development Covers discussion below.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Casualty Insurance Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2019			2018			2017
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts		$1,331			$1,331			$1,387
Amount of discount	388			388			410
Carrying value of liability for unpaid losses and loss adjustment expenses		$943			$943			$977
Discount accretion included in losses and loss adjustment expenses		$33			$40			$30
Weighted average discount rate	2.91%			2.98%			3.06%
Range of discount rates	1.76%	-	14.03%	1.77%	-	14.15%	1.77%	-	14.15%

The current accident year benefit from discounting property and casualty insurance product reserves was $33 in 2019, $12 in 2018 and $15 in 2017. Reserves are discounted at rates in effect at the time claims were incurred, ranging from 1.76% for accident year 2012 to 14.03% for accident year 1981.
The reserves recorded for the Company’s property and casualty insurance products at December 31, 2019 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows.
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

(Favorable) Unfavorable Prior Accident Year Development

	For the years ended December 31,
	2019	2018	2017
Workers’ compensation	$(120)	$(164)	$(79)
Workers’ compensation discount accretion	33	40	28
General liability	61	52	11
Marine	8	—	—
Package business	(47)	(26)	(25)
Commercial property	(11)	(12)	(8)
Professional liability	29	(12)	1
Bond	(3)	2	32
Assumed Reinsurance	3	—	—
Automobile liability - Commercial Lines	27	(15)	17
Automobile liability - Personal Lines	(38)	(18)	—
Homeowners	3	(25)	(14)
Net asbestos reserves	—	—	—
Net environmental reserves	—	—	—
Catastrophes	(42)	(49)	(16)
Uncollectible reinsurance	(30)	22	(15)
Other reserve re-estimates, net	46	38	27
Total prior accident year development, including full benefit for the ADC cession	(81)	(167)	(41)
Change in deferred gain on retroactive reinsurance included in other liabilities	16	—	—
Total prior accident year development	$(65)	$(167)	$(41)

2019 re-estimates of prior accident year reserves
Workers’ compensation reserves were reduced, principally in small commercial driven by lower than previously estimated claim severity for the 2014 through 2017 accident years and, to a lesser extent, in national accounts due to lower estimated claim severity, primarily for accident years 2013 and prior.
General liability reserves were increased, primarily due to reserve increases in small commercial for accident years 2017 and 2018 due to higher frequency of high-severity bodily injury

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

claims, reserve increases in middle & large commercial for accident years 2015 to 2018 due to higher estimated severity, as well as increased estimated severity on the acquired Navigators Group book of business related to U.S. construction, premises liability, products liability and excess casualty, mostly related to accident years 2014 to 2017. In addition, an increase in reserves for mass torts for 2009 and prior accident years was offset by a decrease in reserves for extra contractual liability claims for more recent accident years, including the 2018 accident year.
Marine reserves were increased, principally related to pollution exposure from the 1980s and 1990s related to the Navigators Group book of business.
Package business reserves were decreased, primarily due to favorable emergence on property claims related to accident years 2016 through 2018 and due to favorable development of loss adjustment expenses on general liability claims for 2017 and prior accident years.
Commercial property reserves were decreased, principally due to favorable emergence of reported losses, including on the acquired Navigators Group book of business, related to offshore energy in accident years 2017 to 2018 and construction engineering across accident years 2015 to 2018.
Professional liability reserves were increased, primarily due to increased securities litigation and large loss activity, including wrongful termination and discrimination claims, related to accident years 2017 and 2018 and increased estimated frequency and severity of directors’ and officers’ reserves on the Navigators Group book of business, principally for the 2014 to 2018 accident years.  Partially offsetting the increase was a decrease in average severity on public company directors’ and officers’ claim reserves and errors and omissions claim reserves for accident years 2014 and prior.
Automobile liability reserves were decreased in Personal Lines and increased in Commercial Lines.  The decrease in Personal Lines was due to the emergence of lower estimated severity in automobile liability for accident year 2017.  The increase in Commercial Lines was due to higher estimated severity on national accounts, principally in accident years 2017 and 2018, and higher estimated severity for accident year 2018 in small commercial and middle market, partially offset by lower estimated severity for 2017 and prior accident years in small commercial and middle market.
Catastrophes reserves were reduced, primarily as a result of lower estimated net losses from 2017 hurricanes Harvey and Irma and the 2017 California wildfires. While gross loss reserve estimates for the 2018 California wildfires were also reduced, this was largely offset by a reduction in reinsurance recoverables resulting in very little change to estimated net losses from those wildfires.
In December, 2019, the judge overseeing the bankruptcy of PG&E Corporation and Pacific Gas and Electric Company (together, “PG&E”) approved an $11 billion settlement with insurers representing approximately 85 percent of insurance subrogation claims to resolve all such claims arising from the 2017 Northern California wildfires and 2018 Camp wildfire. The bankruptcy court has also approved PG&E’s settlement with individual wildfire claimants.  Those settlements are subject to confirmation by the bankruptcy court of a chapter 11 plan of reorganization

("PG&E Plan") which implements the terms of the settlements. If the PG&E Plan is approved, certain of the Company’s insurance subsidiaries would be entitled to settlement payments of subrogation claims. Based on reserve estimates submitted with the subrogation request, the amount our subsidiaries could collect from PG&E, if any, would be approximately $300 to $325 but could be more or less than that amount depending on how the Company’s ultimate paid claims subject to subrogation compare to other insurers’ ultimate paid claims subject to subrogation. Confirmation of the PG&E Plan and amount of the Company’s ultimate subrogation recoveries from PG&E are subject to uncertainty, including but not limited to resolution of objections raised by the Governor of California and others.
Given the uncertainty about whether the PG&E Plan will be confirmed, the Company has not recognized a benefit from potential subrogation from PG&E and will evaluate in future periods when more information becomes known. In connection with the 2018 Camp wildfire, the Company has recognized a $12 reinsurance recoverable for losses incurred in excess of a $350 per occurrence retention. Under its 2018 property aggregate catastrophe treaty, the Company has recognized a reinsurance recoverable for aggregate catastrophe losses in excess of an $825 retention, with the recoverable currently estimated at $45. As such, the first $57 of subrogation recoveries would be offset by a $57 reduction in these reinsurance recoverables resulting in no net benefit to income.
Uncollectible reinsurance reserves were reduced due to higher than expected recoveries from reinsurers in older accident years.
Other reserve re-estimates, net, primarily represents an increase in unallocated loss adjustment expense ('ULAE") reserves in Property & Casualty Other Operations that was driven by an increase in gross asbestos and environmental reserves, as well as higher than anticipated ULAE costs in recent years, prompting an increase in the projected ULAE run rate.
2018 re-estimates of prior accident year reserves
Workers’ compensation reserves were reduced in small commercial and middle market, primarily for accident years 2014 and 2015, as claim severity has emerged favorably compared to previous reserve estimates. Also contributing was a reduction in estimated reserves for ULAE.
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
Adverse Development Covers
The Company has an adverse development cover reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., to reinsure loss development after 2016 on substantially all of the Company’s asbestos and environmental reserves (the “A&E ADC”). Under the A&E ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion including reserves for A&E exposure for accident years prior to 1986 that are reported in Property & Casualty Other Operations ("Run-off A&E") and reserves for A&E exposure for accident years 1986 and subsequent from policies underwritten prior to 2016 that are reported in ongoing Commercial Lines and Personal Lines. The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions. The A&E ADC covers substantially all the Company’s A&E reserve development up to the reinsurance limit.
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit.  Cumulative ceded losses up to the $650 reinsurance premium

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

paid are recognized as a dollar-for-dollar offset to direct losses incurred.  Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. As of December 31, 2019, the Company has incurred $640 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO.
Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased the Navigators ADC, an aggregate excess of loss reinsurance agreement covering adverse reserve development, from NICO on behalf of Navigators Insurers. Under the Navigators ADC, the Navigators Insurers paid

NICO a reinsurance premium of $91 in exchange for reinsurance coverage of $300 of adverse net loss reserve development that attaches $100 above the Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018 subject to the treaty of $1.816 billion for accidents and losses prior to December 31, 2018.
As of December 31, 2019, the Company has recorded a reinsurance recoverable under the Navigators ADC of $107 as estimated ceded loss development on the 2018 and prior accident year reserves of $207 exceed the $100 deductible. While the reinsurance recoverable is $107, the Company has also recorded a $16 deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. As the Company has ceded $107 of the $300 available limit, there is $193 of remaining limit available as of December 31, 2019.
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses As of December 31, 2019

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Accident Years Displayed in Triangles	Cumulative Paid for Accident Years Displayed in Triangles	Unpaid for Accident Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Workers' compensation	$18,990	$(10,991)	$2,446	$345	$(372)	$10,418	$2,093	$12,511
General liability	5,711	(2,828)	471	140	—	3,494	630	4,124
Marine	1,226	(974)	19	8	—	279	135	414
Package business	6,817	(5,215)	49	91	—	1,742	33	1,775
Commercial property	2,939	(2,520)	29	13	—	461	162	623
Commercial automobile liability	3,698	(2,739)	11	22	—	992	73	1,065
Commercial automobile physical damage	206	(194)	3	—	—	15	(1)	14
Professional liability	1,796	(863)	86	31	—	1,050	549	1,599
Bond	637	(353)	29	24	—	337	13	350
Assumed Reinsurance	1,005	(824)	4	5	—	190	25	215
Personal automobile liability	11,985	(10,518)	25	68	—	1,560	27	1,587
Personal automobile physical damage	1,531	(1,507)	6	3	—	33	—	33
Homeowners	7,443	(6,958)	4	38	—	527	41	568
Other ongoing business			231	—	(16)	215	312	527
Asbestos and environmental [1]			1,147	—	—	1,147	1,219	2,366
Other operations [1]			375	151	—	526	(36)	490
Total P&C	$63,984	$(46,484)	$4,935	$939	$(388)	$22,986	$5,275	$28,261

[1]
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reserve lines in the above table and the loss triangles that follow represent the significant lines of business for which the Company regularly reviews the appropriateness of reserve levels. These reserve lines differ from the reserve lines reported on a statutory basis, as prescribed by the National Association of Insurance Commissioners ("NAIC"). The cumulative incurred losses displayed in the above table include the full reinsurance benefit of ceding $107 of losses to the Navigators ADC even though $16 of that benefit has been recorded as a deferred gain within other liabilities and recognized as a charge to earnings in 2019 within incurred loss and loss adjustment expenses included in the consolidated statement of operations. The $107 of Navigators Insurers losses ceded to the Navigators ADC included in the following triangles $28 for general liability, $25 for professional liability, $13 for assumed reinsurance, $12 for commercial auto, $9 for marine and $8 for commercial property and included $12 for older accident years and lines of business that are not in the following triangles.
The following loss triangles present historical loss development for incurred and paid claims by accident year, including loss development on Navigators Insurers reserves prior to and after the May 23, 2019 acquisition date. Because the loss triangles include pre-acquisition date changes in ultimate incurred loss estimates for Navigators Insurers’ reserves, changes in reserve development evident in the incurred loss triangles may differ from prior accident year development recorded by the Company as shown in the (Favorable) Unfavorable Prior Accident Year Development table above as that only includes changes in Navigators Insurers’ reserves post acquisition. In addition, the incurred losses triangles include reserve development on both catastrophe and non-catastrophe claims whereas the (Favorable) Unfavorable Prior Accident Year Development table above shows the total amount of catastrophe reserve development across all lines of business on a single line.
Triangles are limited to the number of years for which claims incurred typically remain outstanding, not exceeding ten years. Short-tail lines, which represent claims generally expected to be paid within a few years, have three years of claim development displayed. For marine, commercial property, professional liability and assumed reinsurance lines, the Company has provided eight years of claims development as data for earlier periods was not available for the Lloyds syndicate. IBNR reserves shown in loss triangles include reserve for incurred but not reported claims as well as reserves for expected development on reported claims. Incurred and cumulative paid losses in currencies other than the U.S. dollar have been converted into U.S. dollars using the exchange rates as of December 31, 2019.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Workers' Compensation

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2010	$1,560	$1,775	$1,814	$1,858	$1,857	$1,882	$1,881	$1,878	$1,892	$1,888	$221	156,802
2011		2,013	2,099	2,204	2,206	2,221	2,224	2,232	2,242	2,239	314	177,910
2012			2,185	2,207	2,207	2,181	2,168	2,169	2,154	2,146	350	171,341
2013				2,020	1,981	1,920	1,883	1,861	1,861	1,850	415	151,315
2014					1,869	1,838	1,789	1,761	1,713	1,692	477	126,104
2015						1,873	1,835	1,801	1,724	1,714	540	113,819
2016							1,772	1,772	1,780	1,767	665	111,763
2017								1,862	1,869	1,840	864	111,096
2018									1,916	1,917	1,039	116,915
2019										1,937	1,359	110,515
Total										$18,990

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$316	$709	$970	$1,154	$1,287	$1,374	$1,439	$1,489	$1,522	$1,553
2011		371	841	1,156	1,368	1,518	1,622	1,690	1,746	1,786
2012			359	809	1,106	1,313	1,436	1,529	1,587	1,644
2013				304	675	917	1,071	1,175	1,260	1,304
2014					275	598	811	960	1,041	1,099
2015						261	576	778	909	1,004
2016							255	579	779	908
2017								261	575	778
2018									283	624
2019										291
Total										$10,991

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

General Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2010	$436	$445	$432	$437	$428	$431	$465	$467	$483	$482	$41	23,941
2011		431	420	408	405	404	416	417	426	420	48	22,310
2012			423	402	399	392	410	408	421	413	65	16,501
2013				455	442	456	484	488	502	505	77	13,643
2014					506	475	481	494	513	522	114	14,318
2015						556	560	554	594	633	141	15,088
2016							613	583	607	633	254	15,984
2017								626	614	613	359	15,039
2018									692	669	516	15,368
2019										821	744	11,628
Total										$5,711

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$20	$68	$149	$230	$284	$327	$387	$409	$418	$427
2011		15	61	123	200	255	303	330	348	362
2012			13	55	101	170	233	280	305	323
2013				13	53	141	233	320	372	398
2014					15	42	130	214	304	358
2015						10	55	156	278	409
2016							12	52	131	283
2017								15	67	156
2018									21	83
2019										29
Total										$2,828

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Marine

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2012	$195	$219	$179	$168	$163	$163	$167	$163	$—	6,766
2013		148	152	134	135	139	134	137	(2)	6,601
2014			163	159	157	164	163	168	(1)	7,093
2015				158	145	145	148	133	(8)	10,038
2016					139	142	137	147	(3)	12,959
2017						160	186	174	3	15,216
2018							144	160	5	13,130
2019								144	61	5,775
Total								$1,226

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019
2012	$50	$101	$125	$139	$148	$152	$154	$158
2013		41	82	100	111	118	120	125
2014			40	80	116	130	150	156
2015				40	85	115	125	133
2016					35	80	106	122
2017						48	110	141
2018							37	104
2019								35
Total								$974

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Package Business

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2010	$657	$662	$654	$652	$652	$651	$653	$651	$649	$647	$18	52,484
2011		810	792	790	800	808	814	813	812	807	26	61,045
2012			736	725	728	731	736	735	739	732	30	59,817
2013				579	565	573	585	586	592	586	32	43,556
2014					566	578	601	602	603	603	59	43,098
2015						582	588	585	583	588	69	41,965
2016							655	638	632	625	118	43,672
2017								695	702	692	192	45,836
2018									719	724	241	43,026
2019										813	392	36,824
Total										$6,817

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$270	$414	$487	$539	$570	$601	$613	$618	$625	$627
2011		377	555	621	684	727	748	762	772	774
2012			286	486	560	616	652	673	687	694
2013				225	339	414	467	504	522	541
2014					226	345	416	468	507	525
2015						212	332	383	445	486
2016							225	353	410	465
2017								235	372	447
2018									237	402
2019										254
Total										$5,215

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commercial Property

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2012	$369	$333	$334	$334	$336	$335	$334	$333	$1	26,786
2013		268	252	253	252	249	248	247	—	21,601
2014			293	281	282	280	279	281	—	21,017
2015				298	301	302	301	305	1	21,005
2016					405	419	399	406	1	23,710
2017						577	515	455	21	24,235
2018							450	436	38	21,460
2019								476	93	18,634
Total								$2,939

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019
2012	$182	$296	$317	$326	$331	$331	$331	$330
2013		161	223	238	243	242	244	245
2014			170	250	270	279	279	279
2015				179	257	284	296	301
2016					215	342	378	395
2017						229	378	412
2018							188	344
2019								214
Total								$2,520

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commercial Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2010	$290	$291	$309	$335	$338	$344	$344	$341	$340	$339	$3	38,158
2011		272	310	356	356	366	365	363	362	363	6	39,298
2012			311	377	391	402	395	389	387	388	6	36,043
2013				311	318	334	341	340	339	335	11	32,228
2014					309	317	331	337	341	334	14	29,597
2015						308	358	372	356	356	18	28,487
2016							385	393	390	391	44	29,036
2017								372	383	379	76	26,089
2018									349	396	153	24,016
2019										417	291	22,455
Total										$3,698

Cumulative Paid Losses & Allocated Loss Adjustment Expense, Net of Reinsurance
	For the years ended December 31
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$60	$132	$199	$266	$305	$315	$324	$330	$334	$335
2011		63	133	211	274	316	339	348	353	354
2012			65	143	234	307	346	359	372	376
2013				62	130	202	259	295	311	321
2014					59	131	197	252	299	309
2015						62	142	207	267	314
2016							65	147	232	303
2017								60	134	211
2018									62	153
2019										63
Total										$2,739

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commercial Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2017	2018	2019	IBNR Reserves	Claims Reported
2017	$85	$81	$81	$3	24,325
2018		62	62	1	20,508
2019			63	2	18,626
Total			$206

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2017	2018	2019
2017	$74	$79	$78
2018		54	60
2019			56
Total			$194

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Professional Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2012	$242	$238	$238	$218	$221	$220	$219	$225	$19	7,025
2013		207	195	187	174	173	173	171	24	5,970
2014			187	183	181	177	179	182	26	6,705
2015				164	174	179	190	213	51	7,171
2016					183	176	203	196	66	8,288
2017						205	203	231	103	9,224
2018							247	280	155	9,517
2019								298	252	7,396
Total								$1,796

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2012	2013	2014	2015	2016	2017	2018	2019
2012	$17	$67	$100	$139	$154	$168	$172	$175
2013		10	44	67	88	116	131	137
2014			7	38	74	107	130	135
2015				9	40	85	107	124
2016					8	51	88	111
2017						11	48	87
2018							15	73
2019								21
Total								$863

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Bond

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2010	$72	$76	$82	$81	$75	$71	$72	$92	$73	$72	$6	2,674
2011		74	78	78	76	71	71	71	71	72	9	2,136
2012			71	70	61	55	49	49	45	48	13	1,723
2013				64	58	55	48	49	39	35	15	1,463
2014					71	67	66	67	59	59	12	1,383
2015						67	67	63	60	54	19	1,385
2016							61	61	61	56	32	1,324
2017								63	90	101	42	1,547
2018									68	68	49	1,383
2019										72	68	1,122
Total										$637

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$14	$46	$60	$60	$60	$65	$67	$67	$69	$64
2011		12	40	52	57	58	60	60	60	61
2012			12	25	26	24	26	26	34	35
2013				3	9	17	19	19	19	20
2014					18	31	40	43	43	45
2015						9	20	24	31	34
2016							2	12	15	20
2017								5	46	55
2018									6	16
2019										3
Total										$353

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assumed Reinsurance

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2012	$107	$99	$93	$88	$115	$120	$119	$121	$—	1,424
2013		115	119	103	105	102	102	104	1	1,607
2014			119	142	122	118	115	116	1	1,654
2015				102	92	94	94	95	—	1,383
2016					88	91	98	100	3	1,434
2017						129	153	161	11	1,582
2018							128	127	1	1,322
2019								181	107	875
Total								$1,005

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019
2012	$38	$77	$83	$85	$112	$118	$118	$119
2013		53	83	91	98	100	101	103
2014			66	119	106	109	112	113
2015				42	64	77	83	91
2016					36	66	84	90
2017						44	116	135
2018							25	111
2019								62
Total								$824

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Personal Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2010	$1,346	$1,321	$1,293	$1,287	$1,282	$1,275	$1,265	$1,265	$1,264	$1,265	$3	248,948
2011		1,181	1,170	1,180	1,173	1,166	1,154	1,154	1,153	1,153	4	221,890
2012			1,141	1,149	1,146	1,142	1,133	1,130	1,130	1,130	6	210,757
2013				1,131	1,145	1,144	1,153	1,152	1,153	1,157	8	205,475
2014					1,146	1,153	1,198	1,200	1,199	1,202	11	208,983
2015						1,195	1,340	1,338	1,330	1,331	21	216,827
2016							1,407	1,402	1,393	1,397	46	215,658
2017								1,277	1,275	1,228	109	186,993
2018									1,108	1,104	246	154,648
2019										1,018	461	131,577
Total										$11,985

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$496	$915	$1,108	$1,202	$1,239	$1,251	$1,256	$1,258	$1,260	$1,260
2011		447	826	1,006	1,088	1,126	1,140	1,145	1,146	1,146
2012			441	818	986	1,067	1,104	1,114	1,120	1,122
2013				442	816	1,002	1,091	1,121	1,135	1,142
2014					430	843	1,032	1,125	1,165	1,182
2015						475	935	1,142	1,243	1,292
2016							505	968	1,188	1,308
2017								441	836	1,033
2018									359	710
2019										323
Total										$10,518

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Personal Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2017	2018	2019	IBNR Reserves	Claims Reported
2017	$598	$588	$588	$(1)	362,235
2018		509	498	7	305,031
2019			445	(11)	262,866
Total			$1,531

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2017	2018	2019
2017	$574	$591	$589
2018		474	491
2019			427
Total			$1,507

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Homeowners

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2010	$838	$850	$838	$840	$840	$840	$836	$834	$834	$834	$(1)	161,597
2011		955	920	919	916	914	911	908	907	907	—	179,399
2012			774	741	741	741	739	738	738	738	1	142,845
2013				673	638	637	634	632	630	629	1	113,538
2014					710	707	702	700	698	698	(1)	121,902
2015						690	703	690	684	684	2	119,944
2016							669	673	663	658	4	119,646
2017								866	889	884	41	124,189
2018									903	910	60	101,985
2019										501	107	78,068
Total										$7,443

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$599	$789	$815	$825	$829	$832	$833	$833	$834	$835
2011		709	871	891	899	903	905	908	907	908
2012			547	696	719	727	731	734	735	736
2013				467	590	611	622	626	627	628
2014					526	663	684	691	695	697
2015						487	645	665	674	680
2016							481	621	640	649
2017								538	747	795
2018									484	712
2019										318
Total										$6,958
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
The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. The reserve selections incorporate input, as appropriate, from claims

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates.
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
Paid development and reported development techniques are used for most lines of business though more weight is given to the reported development method for some of the long-tailed lines like general liability. In addition, for long-tailed lines of business, the Company relies on the expected loss ratio method for immature accident years. Frequency/severity techniques are used predominantly for professional liability and are also used for automobile liability. The Berquist-Sherman technique is also used for automobile liability, marine and assumed reinsurance. For most lines, reserves for allocated loss adjustment expenses ("ALAE", or those expenses related to specific claims) are analyzed using paid development techniques and an analysis of the relationship between ALAE and loss payments. For most of the lines acquired through the Navigators Group book of business, loss and ALAE are reviewed on a combined basis. Reserves for ULAE are determined using the expected cost per claim year and the anticipated claim closure pattern as well as the ratio of paid ULAE to paid losses.
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
Cumulative number of reported claims
For most property and casualty lines, claim counts represent the number of claim features on a reported claim where a claim feature is each separate coverage for each claimant affected by the claim event.  For example, one car accident that results in two bodily injury claims and one automobile damage liability claim would be counted as three claims within the personal automobile liability triangle. Similarly, a fire that impacts one commercial building may result in multiple claim features due to the potential for claims related to business interruption, structural damage, and loss of the physical contents of the building. Claim features that result in no paid losses are included in the reported claim counts. For some property and casualty lines, such as marine and assumed reinsurance, a claim count represents each reported claim regardless of the number of features. For assumed bordereau business and business written on binders, one claim count is posted for each bordereau received, which could account for multiple claims.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Workers' compensation	15.6%	19.3%	12.7%	8.7%	5.9%	4.3%	2.9%	2.6%	1.8%	1.6%
General liability	2.9%	8.4%	15.0%	18.5%	15.8%	10.5%	7.5%	4.4%	2.5%	1.9%
Marine	26.7%	32.3%	17.9%	8.8%	7.1%	2.3%	2.6%	2.5%
Package business	37.4%	21.6%	10.4%	8.7%	5.8%	3.3%	2.2%	1.0%	0.6%	0.3%
Commercial property	53.8%	30.5%	7.4%	3.1%	0.8%	0.3%	0.1%	(0.2%)
Commercial automobile liability	16.9%	21.0%	20.8%	17.8%	11.8%	4.3%	2.7%	1.4%	0.7%	0.3%
Commercial automobile physical damage	89.1%	7.8%	(0.4)%
Professional liability	5.4%	18.8%	17.5%	14.0%	11.1%	5.7%	2.7%	1.0%
Bond	13.8%	27.2%	12.6%	4.8%	1.9%	2.2%	5.7%	0.5%	1.8%	(6.2%)
Assumed Reinsurance	37.7%	39.0%	7.4%	4.7%	8.8%	2.3%	0.9%	0.7%
Personal automobile liability	36.3%	33.1%	15.6%	7.6%	3.2%	1.1%	0.5%	0.2%	0.1%	—%
Personal automobile physical damage	96.3%	3.0%	(0.3%)
Homeowners	69.6%	21.5%	3.3%	1.2%	0.6%	0.3%	0.1%	0.1%	—%	0.1%

Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2019	2018	2017
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,445	$8,512	$5,772
Reinsurance recoverables	239	209	208
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,206	8,303	5,564
Aetna U.S. group life and disability business acquisition [1]	—	42	2,833
Provision for unpaid losses and loss adjustment expenses
Current incurral year	4,385	4,470	2,868
Prior year's discount accretion	219	227	202
Prior incurral year development [2]	(410)	(324)	(185)
Total provision for unpaid losses and loss adjustment expenses [3]	4,194	4,373	2,885
Payments
Current incurral year	(2,277)	(2,377)	(1,528)
Prior incurral years	(2,114)	(2,135)	(1,451)
Total payments	(4,391)	(4,512)	(2,979)
Ending liabilities for unpaid losses and loss adjustment expenses, net	8,009	8,206	8,303
Reinsurance recoverables	247	239	209
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,256	$8,445	$8,512

[1]
Amount recognized in 2018 represents an adjustment to Aetna U.S. group life and disability business reserves, net of reinsurance as of the acquisition date, upon finalization of the opening balance sheet.

[2]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[3]
Includes unallocated loss adjustment expenses of $178, $194 and $111 for the years ended December 31, 2019, 2018 and 2017, respectively, that are recorded in insurance operating costs and other expenses in the Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Group Life, Disability and Accident Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2019			2018			2017
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts		$8,636			$8,957			$9,071
Amount of discount	(1,401)			(1,505)			(1,536)
Carrying value of liability for unpaid losses and loss adjustment expenses		$7,235			$7,452			$7,535
Weighted average discount rate	3.4%			3.4%			3.5%
Range of discount rate	2.1%	-	8.0%	2.1%	-	8.0%	2.1%	-	8.0%

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
Re-estimates of prior incurral years reserve in 2019
Group disability- Prior period reserve estimates decreased by approximately $340 largely driven by group long-term disability claim incidence lower than prior assumptions and strong recoveries on prior incurral year claims, including the impact of updating long-term disability ("LTD") recovery probabilities to be based on more recent experience. New York Paid Family Leave also experienced favorable claim emergence including an experience refund.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $60 largely driven by lower-than-previously expected claim incidence in group life premium waiver.
Re-estimates of prior incurral years reserves in 2018
Group disability- Prior period reserve estimates decreased by approximately $230 largely driven by group long-

term disability claim recoveries higher than prior reserve assumptions and, primarily for the 2017 incurral year, claim incidence lower than prior assumptions. Short-term disability also experienced favorable claim recoveries.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $90 largely driven by lower-than-previously expected claim incidence inclusive of group life, group life premium waiver, and group accidental death & dismemberment, principally for the 2017 incurral year.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2019

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Incurral Years Displayed in Triangles	Cumulative Paid for Incurral Years Displayed in Triangles	Unpaid for Incurral Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Group long-term disability	$13,157	$(7,316)	$1,874	$173	$(1,272)	$6,616	$236	$6,852
Group life and accident, excluding premium waiver	5,793	(5,332)	134	3	(18)	580	1	581
Group short-term disability			114	4	—	118	—	118
Group life premium waiver			758	10	(111)	657	2	659
Group supplemental health			38	—	—	38	8	46
Total Group Benefits	$18,950	$(12,648)	$2,918	$190	$(1,401)	$8,009	$247	$8,256

The following loss triangles present historical loss development for incurred and paid claims by the year the insured claim occurred, referred to as the incurral year. Triangles are limited to the number of years for which claims incurred typically remain outstanding. For group long-term disability, the Company has provided nine incurral years of claims data as data for earlier periods was not available with respect to the U.S. group life and disability business acquired from Aetna. Short-tail lines, which represent claims generally expected to be paid within a few years, have three years of claim development displayed.
Group Long-Term Disability

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
			For the years ended December 31,
			(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR Reserves	Claims Reported
2011	$1,917	$1,761	$1,660	$1,659	$1,669	$1,660	$1,649	$1,638	$1,631	$—	39,246
2012		1,829	1,605	1,539	1,532	1,530	1,515	1,504	1,486	—	37,523
2013			1,660	1,479	1,429	1,429	1,416	1,413	1,399	1	31,946
2014				1,636	1,473	1,430	1,431	1,431	1,408	2	33,213
2015					1,595	1,442	1,422	1,420	1,401	3	33,820
2016						1,651	1,481	1,468	1,437	3	34,719
2017							1,597	1,413	1,358	8	31,865
2018								1,647	1,387	37	28,551
2019									1,650	852	17,753
Total									$13,157

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
			For the years ended December 31,
			(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019
2011	$118	$508	$743	$886	$996	$1,087	$1,167	$1,231	$1,286
2012		108	483	708	835	933	1,014	1,080	1,138
2013			102	443	664	791	881	954	1,016
2014				103	448	675	801	884	960
2015					108	460	687	806	891
2016						112	479	705	819
2017							109	452	658
2018								105	447
2019									101
Total									$7,316

Group Life and Accident, excluding Premium Waiver

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2017	2018	2019	IBNR Reserves	Claims Reported
2017	$1,999	$1,953	$1,951	$4	45,139
2018		1,952	1,940	18	52,027
2019			1,902	373	45,825
Total			$5,793

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2017	2018	2019
2017	$1,551	$1,929	$1,945
2018		1,532	1,916
2019			1,471
Total			$5,332

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expenses are estimated using earned premium multiplied by an expected loss ratio.
The Company also records reserves for future death benefits under group term life policies that provide for premiums to be waived in the event the insured is unable to work due to disability and has satisfied an elimination period, which is typically nine months (premium waiver reserves). The death benefit reserve for these group life premium waiver claims is estimated for a known disabled claimant equal to the present value of expected future cash outflows (typically a lump sum face amount payable at death plus claim expenses) with separate estimates for claimant recovery (when no death benefit is payable) and for death before recovery or benefit expiry (when death benefit is payable). The IBNR for premium waiver death benefits is estimated with standard actuarial development methods.
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

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year
Group long-term disability	7.4%	24.8%	15.5%	8.6%	6.3%	5.4%	4.6%	3.9%	3.4%
Group life and accident, excluding premium waiver	78.6%	19.6%	0.9%

12. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits [1]
Liability balance, as of January 1, 2019	$642
Incurred	86
Paid	(102)
Change in unrealized investment gains and losses	9
Liability balance, as of December 31, 2019	$635
Reinsurance recoverable asset, as of January 1, 2019	$27
Incurred	4
Paid	—
Reinsurance recoverable asset, as of December 31, 2019	$31

Liability balance, as of January 1, 2018	$713
Incurred	72
Paid	(101)
Change in unrealized investment gains and losses	(42)
Liability balance, as of December 31, 2018	$642
Reinsurance recoverable asset, as of January 1, 2018	$26
Incurred	1
Paid	—
Reinsurance recoverable asset, as of December 31, 2018	$27

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. DEBT
The Company’s long-term debt securities are issued by HFSG Holding Company, are unsecured obligations of HFSG Holding Company, and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company.
Debt is carried net of discount and issuance cost.
Interest expense on debt is included in the corporate category for segment reporting.
Short-term and Long-term Debt by Issuance

	As of December 31,
	2019	2018
Revolving Credit Facilities	$—	$—
Senior Notes and Debentures
6.0% Notes, due 2019	—	413
5.5% Notes, due 2020	500	500
5.125% Notes, due 2022	—	800
2.8% Notes, due 2029	600	—
5.95% Notes, due 2036	300	300
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	409	409
6.625% Notes, due 2042	178	178
4.4% Notes, due 2048	500	500
3.6% Notes, due 2049	800	—
4.3% Notes, due 2043	300	300
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
3 Month LIBOR + 2.125% Notes, due 2067 [1]	500	500
Total Notes and Debentures	4,982	4,795
Unamortized discount and debt issuance cost [2]	(134)	(117)
Total Debt	4,848	4,678
Less: Current maturities	500	413
Long-Term Debt	$4,348	$4,265

[1]
In April 2017, the Company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments for this debenture into fixed interest payments of approximately 4.39%.

[2]	This amount includes unamortized discount of $76 and $78 as of December 31, 2019 and 2018, respectively, on the 6.1% Notes, due 2041.
The effective interest rate on the 6.1% senior notes due 2041 is 7.9%. The effective interest rate on the remaining notes does not differ materially from the stated rate. The Company incurred interest expense of $259, $298 and $316 on debt for the years ended December 31, 2019, 2018 and 2017, respectively.
Shelf Registrations
On May 17, 2019, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement (Registration No. 333-231592) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, guarantees, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement.
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
After receiving proceeds from the issuance of the 2.8% Notes and 3.6% Notes, in third quarter 2019, The Hartford repaid $265 of 5.75% senior notes due 2023 that had been assumed in the Navigators Group acquisition and $800 of 5.125% senior notes due 2022 of the Hartford Financial Services Group, Inc., and recognized a loss on extinguishment of debt of $90.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Junior Subordinated Debentures
Junior Subordinated Debentures by Issuance as of December 31, 2019

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

[4]
The original call date was February 15, 2017. Replacement Capital Covenant associated with the debenture prohibits the Company from redeeming all or any portion of the notes on or prior to February 15, 2022, unless consent from covered bondholders is obtained.

[5]
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
In connection with the offering of the 3 Month LIBOR plus 2.125% debenture, the Company entered into a Replacement Capital Covenant ("RCC") for the benefit of holders of one or more designated series of the Company's indebtedness, initially the Company's 4.3% notes due 2043. Under the terms of the

RCC, if the Company redeems the debenture any time prior to February 12, 2047 (or such earlier date on which the RCC terminates by its terms) it can only do so with the proceeds from the sale of certain qualifying replacement securities. The RCC also prohibits the Company from redeeming all or any portion of the notes on or prior to February 15, 2022.
In July 2017, the U.K. Financial Conduct Authority announced that, by the end of 2021, it intends to stop persuading or compelling banks to report information used to set LIBOR, which could result in LIBOR no longer being published after 2021 or a determination by regulators that LIBOR is no longer representative of its underlying market. The Company continues to monitor and assess the potential impacts of the discontinuation of LIBOR on its outstanding junior subordinated debentures.
Long-Term Debt
Long-term Debt Maturities (at par value) as of December 31, 2019

2020 - Current maturities	$500
2021	$—
2022	$—
2023	$—
2024	$—
Thereafter	$4,482

Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (“Credit Facility”) that provides up to $750 of unsecured credit through March 29, 2023. Revolving loans from the Credit Facility may be in multiple currencies. U.S. dollar loans will bear interest at a floating rate equivalent to an indexed rate depending on the type of borrowing and a basis point spread based on The Hartford's credit rating and will mature no later than March 29, 2023. Letters of credit issued from the Credit Facility bear a fee based on The Hartford's credit rating and expire no later than March 29, 2024. The Credit Facility requires the Company to maintain a minimum consolidated net worth, excluding AOCI, of $9 billion, limit the ratio of senior debt to capitalization, excluding AOCI, at 35% and meet other customary covenants. The Credit Facility is for general corporate purposes.
As of December 31, 2019, no borrowings were outstanding, $5 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Lloyd's Letter of Credit
As a result of the acquisition of Navigators Group, The Hartford has two letter of credit facility agreements: the Club Facility and the Bilateral Facility, which are used to provide a portion of the capital requirements at Lloyd's. In November of 2019, the Company issued £11 million of letters of credit under the Bilateral Facility. As of December 31, 2019, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility and £18 was outstanding under the Bilateral Facility. As of December 31, 2019, the Bilateral Facility has unused capacity of $1 for issuance of additional letters of credit. Among other covenants, the Club

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Facility and Bilateral Facility contain financial covenants regarding tangible net worth and Funds at Lloyd's ("FAL"). As of December 31, 2019, Navigators Group was in compliance with all financial covenants.
Commercial Paper
As of December 31, 2019, the Hartford's maximum borrowings available under its commercial paper program was $750 and there was no commercial paper outstanding. The Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. FHLBB membership required the purchase of member stock and requires additional member stock ownership of 3% or 4% of any amount borrowed. Acceptable forms of collateral include real estate backed fixed maturities and mortgage loans and the amount of advances that can be taken is limited to a percentage of the fair value of the assets that ranges from a high of 97% for US government-backed fixed maturities maturing within 3 years to a low of 40% for A-rated commercial mortgage-backed fixed maturities maturing in 5 years or more. In its consolidated balance sheets, The Hartford presents the liability for advances taken based on use of the funds with advances for general corporate purposes presented in short- or long-term debt and advances to earn incremental investment income presented in other liabilities, consistent with other collateralized financing transactions such as securities lending and repurchase agreements. The Connecticut Department of Insurance permits Hartford Fire and HLA to pledge up to $1.2 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2020. The pledge limit is determined annually based on statutory admitted assets and capital and surplus of Hartford Fire and HLA, respectively.
As of December 31, 2019, there were no advances outstanding under the FHLBB facility.

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
Run-off Asbestos and Environmental Claims
The Company continues to receive A&E claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.
The vast majority of the Company's exposure to A&E relates to Run-off A&E, reported within the P&C Other Operations segment. In addition, since 1986, the Company has written asbestos and environmental exposures under general liability policies and pollution liability under homeowners policies, which are reported in the Commercial Lines and Personal Lines segments.
Prior to 1986, the Company wrote several different categories of insurance contracts that may cover A&E claims. First, the Company wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, the Company wrote excess and umbrella policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For its Run-off A&E, as of December 31, 2019, the Company reported $874 of net asbestos reserves and $120 of net environmental reserves. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of December 31, 2019, the Company has incurred $640 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $860 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. For more information on the A&E ADC, refer to Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
Unfunded Commitments
As of December 31, 2019, the Company has outstanding commitments totaling $1,258, of which $852 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $191 of the outstanding commitments relate to various funding obligations associated with private debt and equity securities. The remaining outstanding commitments of $215 relate to mortgage loans. Of the $1,258 in total outstanding commitments, $130 are related to mortgage loan commitments which the Company can cancel unconditionally.
Guaranty Funds and Other Insurance-Related Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, the guaranty funds may assess its members to pay covered claims of the insolvent

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2019 and 2018 the liability balance was $89 and $97, respectively. As of December 31, 2019 and 2018 amounts related to premium tax offsets of $2 and $2, respectively, were included in other assets.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and, in certain instances, enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2019 was $81. For this $81, the legal entities have posted collateral of $77 in the normal course of business. Based on derivative market values as of December 31, 2019, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of December 31, 2019, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $5 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
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
The declaration of common stock dividends by the Company in excess of a threshold triggered a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price and the number of shares deliverable for each warrant exercised (“Warrant Share Number”). Accordingly, the CPP warrant exercise price was$8.836 and $8.999 and the Warrant Share Number was 1.1 and 1.0 as of December 31, 2018 and December 31, 2017, respectively. The exercise price was settled by the Company withholding the number of common shares issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of the Company's common stock on the trading day on which the warrants were exercised and notice was delivered to the warrant agent. CPP warrant exercises were 1.9 million, 0.3 million and 1.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Equity Repurchase Program
In February, 2019, the Company announced a 1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. As of December 31, 2019, the Company had $800 remaining capacity under the equity repurchase program. Any repurchase of shares under the equity repurchase program is dependent on market conditions and other factors.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the period January 1, 2020 to February 19, 2020, the Company repurchased approximately 1.4 million common shares for $82.
Preferred Stock
On November 6, 2018, the Company issued 13.8 million depositary shares each representing 1/1000th interest in a share of the Company’s 6.0% Series G non-cumulative perpetual preferred stock (“Preferred Stock”) with a liquidation preference of $25,000 per share (equivalent to $25.00 per depositary share), for net cash proceeds of $334. The Preferred Stock is perpetual and has no maturity date. Dividends are recorded when declared. Dividends are payable, if declared, quarterly in arrears on the 15th day of February, May, August and November of each year. If a dividend is not declared and paid or made payable on all outstanding shares of the Preferred Stock for the latest completed dividend period, no dividends may be paid or declared on The Hartford’s common stock and The Hartford may not purchase, redeem, or otherwise acquire its common stock.
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
Statutory Results
The U.S. domestic insurance subsidiaries of The Hartford prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, predominately use interest rate and mortality assumptions prescribed by the NAIC for life benefit reserves, generally carry bonds at amortized cost, and present reinsurance assets and liabilities net of reinsurance. For reporting purposes, statutory capital and surplus is referred to collectively as "statutory capital".

U.S. Statutory Net Income (Loss)

	For the years ended December 31,
	2019	2018	2017
Group Benefits Insurance Subsidiary	$513	$390	$(1,066)
Property and Casualty Insurance Subsidiaries	1,391	1,114	950
Life and annuity business sold in May, 2018	—	196	369
Total	$1,904	$1,700	$253

U.S. Statutory Capital

	As of December 31,
	2019	2018
Group Benefits Insurance Subsidiary	$2,644	$2,407
Property and Casualty Insurance Subsidiaries	10,208	7,435
Total	$12,852	$9,842

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
Dividend Restrictions
Dividends to HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. Upon the acquisition of Navigators Group, the Company’s principal insurance subsidiaries are domiciled in the United States, the United Kingdom and Belgium.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Corporate members of Lloyd's Syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the FAL capital requirement. The FAL is determined based on the syndicate’s solvency capital requirement of the syndicate under the E.U.'s Solvency II capital adequacy model, plus a Lloyd’s specific economic capital assessment.
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
In 2019, the Company received $300 of dividends from HLA, $116 from Hartford Funds and $3 from a run-off HFSG subsidiary. In addition, the Company received $50 of ordinary P&C dividends that were subsequently contributed to a run-off P&C subsidiary. Excluding the dividends that were subsequently contributed to a P&C subsidiary, there were no net dividends paid by P&C subsidiaries to HFSG Holding Company in 2019.
The Company’s property and casualty insurance subsidiaries have dividend capacity of $1.6 billion for 2020, with $850 to $900 of net dividends expected in 2020.
HLA has dividend capacity of $534 in 2020 with $300 to $350 of dividends expected in 2020.
There are no current restrictions on HFSG Holding Company's ability to pay dividends to its stockholders.
Restricted Net Assets
The Company's insurance subsidiaries had net assets of $15.6 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval at December 31, 2019.
16. INCOME TAXES
Income Tax Expense
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income (loss) from continuing operations before income taxes included income from domestic operations of $2,644, $1,753 and $704 for the years ended December 31, 2019, 2018 and 2017, and income (losses) from foreign operations of $(84), $0 and $19 for the years ended December 31, 2019, 2018 and 2017.

Income Tax Expense

	For the years ended December 31,
	2019	2018	2017
Income Tax Expense (Benefit)
Current - U.S. Federal	$8	$(18)	$116
Foreign	—	—	1
Total current	8	(18)	117
Deferred - U.S. Federal	476	286	866
Foreign	(9)	—	2
Total deferred	467	286	868
Total income tax expense	$475	$268	$985

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Tax Rate Reconciliation

	For the years ended December 31,
	2019	2018	2017
Tax provision at U.S. federal statutory rate	$538	$368	$253
Tax-exempt interest	(56)	(66)	(123)
Dividends received deduction	(6)	(2)	(3)
Executive Compensation	7	11	—
Stock-based compensation	(7)	(5)	(15)
Tax Reform	—	(39)	877
Other	(1)	1	(4)
Provision for income taxes	$475	$268	$985

Included in 2018 is a benefit of $39 related to Tax Reform, primarily due to the elimination of the sequestration fee on alternative minimum tax ("AMT") credits.
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
The Company predominantly pays non-income state taxes as a percentage of premiums written which are accounted for as policy acquisition costs. State income taxes were $5, $4 and $5 for the years ended December 31, 2019, 2018 and December 31, 2017, respectively, and are included in other expenses. The Hartford has not recorded state deferred taxes, including net deferred tax assets from state operating loss carryforwards because the Company does not expect to earn state taxable income to utilize such state tax benefits.

Deferred Tax Assets (Liabilities)

	As of December 31,
	2019	2018
Deferred Tax Assets
Loss reserves and tax discount	$214	$150
Unearned premium reserve and other underwriting related reserves	385	355
Investment-related items	130	183
Employee benefits	287	287
Net operating loss carryover	84	521
Other	27	1
Total Deferred Tax Assets	1,127	1,497
Valuation Allowance	(4)	—
Deferred Tax Assets, Net of Valuation Allowance	1,123	1,497
Deferred Tax Liabilities
Deferred acquisition costs	(143)	(104)
Net unrealized gains on investments	(458)	(7)
Other depreciable and amortizable assets	(223)	(135)
Other	—	(3)
Total Deferred Tax Liabilities	(824)	(249)
Net Deferred Tax Asset	$299	$1,248

The Company had net operating loss ("NOL") carryforwards in the United States and the United Kingdom for which future tax benefits of $77 and $3 , respectively, have been recognized and are included in the table above as a component of the net deferred tax asset for the year ended December 31, 2019. The Company also has NOLs of $4 in other foreign jurisdictions for which a full valuation allowance of $4 has been established. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the NOL carryover for which benefits have been recognized, the Company's estimate of the likely realization may change over time. The U.S. NOL carryovers, if unused, would expire between 2028 and 2036. The foreign NOLs do not expire.
With the exception of the foreign NOLs noted above, a deferred tax valuation allowance has not been recorded because the Company believes the deferred tax assets will more likely than not be realized. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Uncertain Tax Positions
Rollforward of Unrecognized Tax Benefits

	For the years ended December 31,
	2019	2018	2017
Balance, beginning of period	$14	$9	$12
Gross increases - tax positions in prior period	—	5	3
Gross decreases - tax positions in prior period	—	—	—
Gross decreases - Tax Reform	—	—	(6)
Balance, end of period	$14	$14	$9

The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
In addition, for the year ended December 31, 2018 the Company recorded a receivable of $5 related to a tax indemnification agreement associated with the life and annuity business sold in May 2018. The receivable is separate from the tax liability and is classified in other assets on the balance sheet.
Other Tax Matters
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as Tax Reform. Tax Reform establishes new tax laws effective January 1, 2018, including, but not limited to, (1) reduction of the U.S. federal corporate income tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax AMT and changing how existing AMT credits can be realized, (3) limitations on the deductibility of certain executive compensation, (4) changes to the discounting of statutory reserves for tax purposes, and (5) limitations on NOLs generated after December 31, 2017 though there is no impact to the Company’s current NOL carryforwards.
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
In July 2019, the Company received a $421 refund of alternative minimum tax AMT credits. As of December 31, 2019 the Company had remaining AMT credit carryovers of $410 which are reflected as a current income tax receivable within other assets in the accompanying Condensed Consolidated Balance Sheets. AMT credits may be used to offset a regular tax liability for any taxable year beginning after December 31, 2017, and are refundable at an amount equal to 50 percent of the excess of the minimum tax credit for the taxable year over the amount of credit allowable for the year against regular tax liability. Any remaining credits not used against regular tax liability are refundable in the 2021 tax year to be realized in 2022. For the twelve months ended December 31, 2019, the Company offset $11 of regular tax liability with AMT credits.
The federal audits for the Company have been completed through 2013, and the Company is not currently under federal examination for any open years. The statute of limitations is closed through the 2015 tax year with the exception of NOL carryforwards utilized in open tax years. Navigators Group is currently under federal audit for the 2016 year and has completed examinations through 2015. Management believes that adequate provision has been made in the Company's Condensed Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized net interest income of $1 for the year ended December 31, 2019, and $0 for the years ended 2018 and 2017. The Company had no interest payable as of December 31, 2019 and 2018. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in AOCI, Net of Tax for the Year Ended December 31, 2019

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$24	$(4)	$(5)	$30	$(1,624)	$(1,579)
OCI before reclassifications	1,797	1	22	4	(82)	1,742
Amounts reclassified from AOCI	(137)	—	(8)	—	34	(111)
OCI, net of tax	1,660	1	14	4	(48)	1,631
Ending balance	$1,684	$(3)	$9	$34	$(1,672)	$52

Changes in AOCI, Net of Tax for the Year Ended December 31, 2018

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,931	$(3)	$18	$34	$(1,317)	$663
Cumulative effect of accounting changes, net of tax [1]	273	—	2	4	(284)	(5)
Adjusted balance, beginning of period	2,204	(3)	20	38	(1,601)	658
OCI before reclassifications [2]	(2,245)	—	8	(8)	(61)	(2,306)
Amounts reclassified from AOCI	65	(1)	(33)	—	38	69
OCI, net of tax	(2,180)	(1)	(25)	(8)	(23)	(2,237)
Ending balance	$24	$(4)	$(5)	$30	$(1,624)	$(1,579)

[1]
Includes reclassification to retained earnings of $88 of stranded tax effects and $93 of net unrealized gains, net of tax, related to equity securities. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements for further information.

[2]	The reduction in AOCI included the effect of removing $758 of AOCI from the balance sheet when the life and annuity business was sold in May 2018.
Changes in AOCI, Net of Tax for the Year ended December 31, 2017

	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,276	$(3)	$76	$6	$(1,692)	$(337)
OCI before reclassifications	857	—	(8)	28	(146)	731
Amounts reclassified from AOCI	(202)	—	(50)	—	521	269
OCI, net of tax	655	—	(58)	28	375	1,000
Ending balance	$1,931	$(3)	$18	$34	$(1,317)	$663

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications from AOCI

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Net Unrealized Gain on Securities
Available-for-sale securities	$174	$(80)	$152	Net realized capital gains (losses)
	174	(80)	152	Total before tax
	37	(17)	53	Income tax expense
	—	(2)	103	Income (loss) from discontinued operations, net of tax
	$137	$(65)	$202	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$—	$—	$—	Net realized capital gains (losses)
	—	—	—	Total before tax
	—	—	—	Income tax expense
	—	1	—	Income (loss) from discontinued operations, net of tax
	—	1	—	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$2	$6	$5	Net realized capital gains (losses)
Interest rate swaps	4	30	37	Net investment income
Interest rate swaps	1	—	—	Interest expense
Foreign currency swaps	3	—	—	Net investment income
	10	36	42	Total before tax
	2	8	15	Income tax expense
	$—	$5	$23	Income (loss) from discontinued operations, net of tax
	$8	$33	$50	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$7	$7	$7	Insurance operating costs and other expenses
Amortization of actuarial loss	(50)	(55)	(61)	Insurance operating costs and other expenses
Settlement loss	—	—	(747)	Insurance operating costs and other expenses
	(43)	(48)	(801)	Total before tax
	(9)	(10)	(280)	Income tax expense
	(34)	(38)	(521)	Net income (loss)
Total amounts reclassified from AOCI	$111	$(69)	$(269)	Net income (loss)

18. EMPLOYEE BENEFIT PLANS
Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in a variety of investments, including up to 10% in a fund consisting largely of common stock of The Hartford. The Company's contributions include a non-elective contribution of 2.0% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee each pay period. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the dollar-for-dollar matching contributions of employee compensation in excess of the amount that can be contributed under the tax-qualified Investment and Savings Plan. An employee's eligible compensation includes overtime and bonuses but for the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment and Savings Plan and Excess Savings Plan combined, is limited to $1 annually. The total cost to The Hartford for these plans was approximately $156, $134 and $113 for the years ended December 31, 2019, 2018 and 2017, respectively.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for the years ended December 31, 2019, 2018 and 2017 for these plans was immaterial.
Post Retirement Benefit Plans
Defined Benefit Pension Plan- The Company maintains The Hartford Retirement Plan for U.S. Employees, a U.S. qualified defined benefit pension plan (“Pension Plan”) that covers substantially all U.S. employees hired prior to January 1, 2013. The Company also maintains non-qualified pension plans to provide retirement benefits previously accrued that are in excess of Internal Revenue Code limitations.
The Pension Plan includes two benefit formulas, both of which are frozen: a final average pay formula (for which all accruals ceased as of December 31, 2008) and a cash balance formula for which benefit accruals ceased as of December 31, 2012, although interest will continue to accrue to existing cash balance formula account balances. Employees who were participants as of December 31, 2012 continue to earn vesting credit with respect to their frozen accrued benefits if they continue to work. The interest crediting rate on the cash balance plan is the greater of the average annual yield on 10-year U.S. Treasury Securities or 3.3%. The Hartford Excess Pension Plan II, the Company's non-qualified excess pension benefit plan for certain highly compensated employees, is also frozen.
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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense under the defined benefit pension plan and group retiree health plan are the discount rate and the expected long-term rate of return on plan assets. The assumed discount rates and yield curve is based on high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. Based on all available market and industry information, it was determined that 3.33% and 3.15% were the appropriate discount rates as of December 31, 2019 to calculate the Company’s pension and other postretirement obligations, respectively.
The expected long-term rate of return considers the actual compound rates of return earned over various historical time periods. The Company also considers the investment volatility, duration and total returns for various time periods related to the characteristics of the pension obligation, which are influenced by the Company's workforce demographics. In addition, for the pension plan, the Company anticipates an allocation of approximately 60% in fixed income securities and 40% in non fixed income securities (global equities, hedge funds and private market alternatives) to derive an expected long-term rate of return. For the other post-retirement plans, the Company anticipates an allocation of approximately 70% in fixed income securities and 30% in non fixed income securities. Based upon these analyses, management determined the long-term rate of return assumption to be 6.45% and 6.00% for the Company's pension and other postretirement obligations, respectively, for the year ended December 31, 2019 and 6.60% for both pension and other postretirement obligations for the year ended December 31, 2018. To determine the Company's 2020 expense, the Company has assumed an expected long-term rate of return on plan assets of 6.00% and 5.60% for the Company's pension and other post retirement obligations, respectively.
Weighted Average Assumptions Used in Calculating the Benefit Obligations and the Net Amount Recognized

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2019	2018	2019	2018
Discount rate	3.33%	4.35%	3.15%	4.23%

Weighted Average Assumptions Used in Calculating the Net Periodic Benefit Cost for Pension Plans

	For the years ended December 31,
	2019	2018	2017
Discount rate	4.35%	3.73%	4.22%
Expected long-term rate of return on plan assets	6.45%	6.60%	6.60%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted Average Assumptions Used in Calculating the Net Periodic Benefit Cost for Other Postretirement Plans

	For the years ended December 31,
	2019	2018	2017
Discount rate	4.23%	3.55%	3.97%
Expected long-term rate of return on plan assets	6.00%	6.60%	6.60%

Assumed Health Care Cost Trend Rates

	For the years ended December 31,
	2019	2018	2017
Pre-65 health care cost trend rate	7.00%	6.50%	6.75%
Post-65 health care cost trend rate	N/A	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2028	2028

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

Change in Benefit Obligation

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2019	2018	2019	2018
Benefit obligation — beginning of year	$4,000	$4,376	$220	$256
Service cost	4	4	—	—
Interest cost	159	142	8	7
Plan participants’ contributions	—	—	13	11
Actuarial loss (gain)	48	(6)	6	—
Amendments	—	—	(2)	—
Changes in assumptions	488	(329)	19	(11)
Benefits and expenses paid	(201)	(186)	(41)	(45)
Retiree drug subsidy	—	—	—	2
Foreign exchange adjustment	—	(1)	—	—
Benefit obligation — end of year	$4,498	$4,000	$223	$220

Changes in assumptions in 2019 primarily included a $508 increase in the benefit obligation for pension benefits as a result of a decrease in the discount rate from 4.35% as of the December 31, 2018 valuation to 3.33% as of the December 31, 2019 valuation. Changes in assumptions in 2018 included a $281 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 3.73% as of the December 31, 2017 valuation to 4.35% as of the December 31, 2018 valuation.
The cash balance plan pension benefit obligation was $420 and $412 as of December 31, 2019 and 2018, respectively. The interest crediting rate was 3.30% in 2019, 2018, and 2017.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in Plan Assets

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2019	2018	2019	2018
Fair value of plan assets — beginning of year	$3,344	$3,592	$85	$114
Actual return on plan assets	701	(172)	12	(2)
Employer contributions [1]	70	103	—	—
Benefits paid [2]	(176)	(161)	(22)	(27)
Expenses paid	(26)	(17)	—	—
Foreign exchange adjustment	1	(1)	—	—
Fair value of plan assets — end of year	$3,914	$3,344	$75	$85
Funded status — end of year	$(584)	$(656)	$(148)	$(135)

[1]	Employer contributions in 2019 and 2018 to the U.S. qualified defined benefit pension plan were discretionary, made in cash, and did not include contributions of the Company’s common stock.

[2]	Other postretirement benefits paid represent non-key employee postretirement medical benefits paid from the Company's prefunded trust fund.
The fair value of assets for pension benefits, and hence the funded status, presented in the table above excludes assets of $161 and $139 as of December 31, 2019 and 2018, respectively, held in rabbi trusts and designated for the non-qualified pension plans. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The rabbi trust assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, pension plan assets would have been $4,075 and $3,483 as of December 31, 2019 and 2018, respectively, and the funded status of pension benefits would have been $(423) and $(517) as of December 31, 2019 and 2018, respectively.
Defined Benefit Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2019	2018
Projected benefit obligation	$4,498	$4,000
Accumulated benefit obligation	$4,498	$4,000
Fair value of plan assets	$3,914	$3,344

Amounts Recognized in the Consolidated Balance Sheets

	Pension Benefits		Other Postretirement Benefits
	As of December 31,
	2019	2018	2019	2018
Other liabilities	$584	$656	$148	$135

Components of Net Periodic Benefit Cost (Benefit) and Other Amounts Recognized in Other Comprehensive Income (Loss)
As a result of the pension settlement, in 2017, the Company recognized a pre-tax settlement charge of $750 ($488 net of tax) and a reduction to stockholders' equity of $144.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Periodic Cost (Benefit)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2019	2018	2017	2019	2018	2017
Service cost	$4	$4	$4	$—	$—	$—
Interest cost	159	142	170	8	7	8
Expected return on plan assets	(226)	(227)	(267)	(4)	(7)	(8)
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Amortization of actuarial loss	44	49	56	6	6	5
Settlements	—	—	750	—	—	—
Net periodic cost (benefit)	$(19)	$(32)	$713	$3	$(1)	$(2)

Amounts Recognized in Other Comprehensive Income (Loss)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2019	2018	2017	2019	2018	2017
Amortization of actuarial loss	$44	$49	$56	$6	$6	$5
Settlement loss	—	—	750	—	—	—
Amortization of prior service credit	—	—	—	(7)	(6)	(7)
Net loss arising during the year	(88)	(91)	(209)	(18)	3	(12)
Prior service cost (credit)	—	—	—	2	—	—
Total	$(44)	$(42)	$597	$(17)	$3	$(14)

Amounts in Accumulated Other Comprehensive Income (Loss), Before Tax, not yet Recognized as Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	As of December 31,
	2019	2018	2017	2019	2018	2017
Net loss	$(2,052)	$(2,008)	$(1,966)	$(132)	$(120)	$(129)
Prior service credit	—	—	—	67	72	78
Total	$(2,052)	$(2,008)	$(1,966)	$(65)	$(48)	$(51)

The pension settlement transaction resulted in a decrease to unrecognized net loss of $750 in 2017.
Pension Plan Assets
Investment Strategy and Target Allocation
The overall investment strategy of the Pension Plan is to maximize total investment returns to provide sufficient funding for present and anticipated future benefit obligations within the constraints of a prudent level of portfolio risk and diversification. With respect to asset management, the oversight responsibility of the Pension Plan rests with The Hartford’s Pension Fund Trust and Investment Committee composed of individuals whose responsibilities include establishing overall objectives and the setting of investment policy; selecting appropriate investment options and ranges; reviewing the asset allocation mix and asset allocation targets on a regular basis; and monitoring performance to determine whether or not the rate of return objectives are being met and that policy and guidelines are being followed. The Company believes that the asset allocation decision will be the single most important factor determining the long-term performance of the Pension Plan.

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
The Pension Plan invests in commingled funds and partnerships managed by unaffiliated managers to gain exposure to emerging

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

markets, equity, hedge funds and other alternative investments. These portfolios encompass multiple asset classes reflecting the current needs of the Pension Plan, the investment preferences and risk tolerance of the Pension Plan and the desired degree of diversification. These asset classes include publicly traded equities, bonds and alternative investments and are made up of individual investments in cash and cash equivalents, equity securities, debt securities, asset-backed securities, mortgage loans and hedge funds. Hedge fund investments represent a diversified portfolio of partnership investments in a variety of strategies.
In addition, the Company uses U.S. Treasury bond futures contracts and U.S. Treasury STRIPS in a duration overlay program to adjust the duration of Pension Plan assets to better match the duration of the benefit obligation.
Pension Plan Assets at Fair Value

	As of December 31, 2019				As of December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:	$34	$54	$—	$88	$50	$60	$—	$110
Fixed Income Securities:
Corporate	—	2,058	27	2,085	—	1,663	14	1,677
RMBS	—	61	—	61	—	62	1	63
U.S. Treasuries	—	101	—	101	10	120	—	130
Foreign government	—	17	1	18	—	15	2	17
CMBS	—	32	—	32	—	22	—	22
Other fixed income [1]	—	96	1	97	—	52	1	53
Mortgage Loans	—	—	131	131	—	—	133	133
Equity Securities:
Domestic	429	1	—	430	376	3	—	379
International	261	—	—	261	303	—	—	303
Total pension plan assets at fair value, in the fair value hierarchy [2]	$724	$2,420	$160	$3,304	$739	$1,997	$151	$2,887
Other Investments, at net asset value [3]:
Private Market Alternatives				358				272
Hedge funds				212				186
Total pension plan assets at fair value.	$724	$2,420	$160	$3,874	$739	$1,997	$151	$3,345

[1]	Includes ABS, municipal bonds, and CDOs.

[2]
Excludes approximately $40 and $1 as of December 31, 2019 and 2018, respectively, of investment receivables net of investment payables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

[3]	Investments that are measured at net asset value per share or an equivalent and have not been classified in the fair value hierarchy.
The tables below provide fair value level 3 rollforwards for the Pension Plan Assets for which significant unobservable inputs ("Level 3") are used in the fair value measurement on a recurring basis. The Pension Plan classifies the fair value of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, if one or more of the significant inputs used to determine fair value are based on the Pension Plan’s own assumptions. Therefore, the gains and losses in the tables below include changes in fair value due to both observable and unobservable factors.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Mortgage loans	Other [1]	Totals
Fair Value as of January 1, 2019	$14	$1	$2	$133	$1	$151
Realized gains,net	3	—	—	—	—	3
Changes in unrealized gains, net	2	—	—	4	—	6
Purchases	7	—	—	—	—	7
Settlements	—	—	—	—	—	—
Sales	(3)	(1)	(1)	(6)	—	(11)
Transfers into Level 3	4	—	—	—	—	4
Transfers out of Level 3	—	—	—	—	—	—
Fair Value as of December 31, 2019	$27	$—	$1	$131	$1	$160

Fair Value as of January 1, 2018	$14	$2	$1	$140	$4	$161
Realized gains,net	—	—	—	—	—	—
Changes in unrealized (losses) gains, net	(1)	—	—	(1)	—	(2)
Purchases	5	—	1	—	—	6
Settlements	—	—	—	—	—	—
Sales	(4)	(1)	—	(6)	(3)	(14)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair Value as of December 31, 2018	$14	$1	$2	$133	$1	$151

[1]	"Other" includes U.S. Treasuries, Other fixed income and CMBS investments.
During the year ended December 31, 2019, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.
During the year ended December 31, 2018, transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.
There was less than $1 in Company common stock included in the Pension Plan’s assets as of December 31, 2019 and 2018.
Other Postretirement Plan Assets at Fair Value

	As of December 31, 2019				As of December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments	$3	$—	$—	$3	$4	$—	$—	$4
Fixed Income Securities:
Corporate	—	18	—	18	—	19	—	19
RMBS	—	12	—	12	—	15	—	15
U.S. Treasuries	—	20	—	20	6	13	—	19
Foreign government	—	—	—	—	—	1	—	1
CMBS	—	1	—	1	—	2	—	2
Other fixed income	—	2	—	2	—	2	—	2
Equity Securities:
Large-cap	19		—	19	23	—	—	23
Total other postretirement plan assets at fair value [1]	$22	$53	$—	$75	$33	$52	$—	$85

[1]
Excludes approximately $1 of investment payables net of investment receivables as of December 31, 2018 that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

For other postretirement plan Level 3 assets, the fair value of corporate securities decreased from $1 as of December 31, 2017 to $0 as of December 31, 2018 due to $1 in sales.

There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2019 and 2018.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Risk
In order to minimize risk, the Pension Plan maintains a listing of permissible and prohibited investments. In addition, the Pension Plan has certain concentration limits and investment quality requirements imposed on permissible investment options. Permissible investments include U.S. equity, international equity, alternative asset and fixed income investments including derivative instruments. Permissible derivative instruments include futures contracts, options, swaps, currency forwards, caps or floors and may be used to control risk or enhance return but will not be used for leverage purposes.
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
Other than U.S. government and certain U.S. government agencies backed by the full faith and credit of the U.S. government, the Pension Plan does not have any material exposure to any concentration risk of a single issuer.
Expected Employer Contributions
The Company does not have a 2020 required minimum funding contribution for the U.S. qualified defined benefit pension plan.

The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2020. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2020 to make this determination.
Benefit Payments
Amounts of Benefits Expected to be Paid over the next Ten Years from Pension and other Postretirement Plans as of December 31, 2019

	Pension Benefits	Other Postretirement Benefits
2020	$240	$25
2021	248	23
2022	254	20
2023	256	18
2024	258	16
2025 - 2029	1,291	63
Total	$2,547	$165

19. STOCK COMPENSATION PLANS
The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2019, 2018 and 2017, the Company issued shares from treasury in satisfaction of stock-based compensation.
Stock-based compensation expense, included in insurance operating costs and other expenses in the consolidated statement of operations, was as follows:
Stock-Based Compensation Expense

	For the years ended December 31,
	2019	2018	2017
Stock-based compensation plans expense	$125	$130	$116
Income tax benefit	(21)	(27)	(41)
Excess tax benefit on awards vested, exercised and expired	(6)	(5)	(15)
Total stock-based compensation plans expense, net of tax [1]	$98	$98	$60

[1]	The increase in stock-based compensation plans expense, net of tax in 2018 is primarily related to the reduction of the U.S. federal corporate tax rate from 35% to 21%.
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2019, the total compensation cost related to non-vested awards not yet recognized was $70, which is expected to be recognized over a weighted average period of 2 years.

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
Stock Plan
Future stock-based awards may be granted under The Hartford's 2014 Incentive Stock Plan (the "Incentive Stock Plan") other than the Subsidiary Stock Plan and the Employee Stock Purchase Plan described below. The Incentive Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The maximum number of shares, subject to adjustments set forth in the Incentive Stock Plan, that may be issued to Company employees and third party service providers during the 10-year duration of the Incentive Stock Plan is 12,000,000 shares. If any award under an earlier incentive stock plan is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

awards under the Incentive Stock Plan and such shares shall be added to the maximum limit. As of December 31, 2019, there were 5,268,108 shares available for future issuance.
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

The Company uses a hybrid lattice/Monte-Carlo based option valuation model (the “Plan Valuation Model”) that incorporates the possibility of early exercise of options into the valuation. The Plan Valuation Model also incorporates the Company’s historical termination and exercise experience to determine the option value.
The Plan Valuation Model incorporates ranges of assumptions for inputs, and those ranges are disclosed below. The term structure of volatility is generally constructed utilizing implied volatilities from exchange-traded options, CPP warrants related to the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the Plan Valuation Model, and accommodates variations in employee preference and risk-tolerance by segregating the grantee pool into a series of behavioral cohorts and conducting a fair valuation for each cohort individually. The expected term of options granted is derived from the output of the option Plan Valuation Model and represents, in a mathematical sense, the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant.
Stock Options Valuation Assumptions

	For the years ended December 31,
	2019			2018			2017
Expected dividend yield	2.5%			1.8%			1.9%
Expected annualized spot volatility	20.7%	-	36.7%	20.8%	-	36.5%	21.8%	-	37.9%
Weighted average annualized volatility	29.3%			29.0%			29.5%
Risk-free spot rate	2.4%	-	2.6%	1.5%	-	2.9%	0.4%	-	2.4%
Expected term	5.9 years			5.7 years			5.0 years

Non-qualified Stock Option Activity Under the Incentive Stock Plan

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2019
Outstanding at beginning of year	5,490	$40.84
Granted	1,089	$49.01
Exercised	(733)	$32.29
Forfeited	—	$—
Expired	—	$—
Outstanding at end of year	5,846	$43.43	6.3 years	$101
Outstanding, fully vested and expected to vest	5,836	$64.77	6.3 years	$98
Exercisable at end of year	3,921	$40.00	5.2 years	$81
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2019,

2018, and 2017 was $11.71, $14.04 and $12.38, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $16, $14, and $8, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share Awards
Share awards granted under the Incentive Stock Plan and outstanding include restricted stock units and performance shares.
Restricted Stock and Restricted Stock Units
Restricted stock units are share equivalents that are credited with dividend equivalents. Dividend equivalents are accumulated and paid in incremental shares when the underlying units vest. Restricted stock are shares of The Hartford's common stock with restrictions as to transferability until vested. Restricted stock units and restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. Generally, restricted stock units vest at the end of or over three years; certain restricted stock units vest at the end of five years. Beginning in 2017, restricted stock units vest at the earlier of an employee's retirement eligibility date or three years. Equity awards granted to non-employee directors generally vest in one year and were made in the form of restricted stock units in 2019, 2018 and 2017.
Performance Shares
Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved at the end of or over three years. While most performance shares vest at the end of or over three years, certain performance shares vest at the end of five years. Beginning in 2017, performance shares vest at the earlier of an employee's retirement eligibility date or three years.
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
Other performance share awards or portions thereof have a market condition based upon the Company's total stockholder return relative to a group of peer companies within a period of three years from the date of grant. Stock compensation expense for these performance share awards is based on the number of awards expected to vest as estimated at the grant date and, therefore, does not change for changes in estimated performance. The Company uses a risk neutral Monte-Carlo Plan Valuation Model that incorporates time to maturity, implied volatilities of the Company and the peer companies, and correlations between the Company and the peer companies and interest rates.
Assumptions for Total Shareholder Return Performance Shares

	For the years ended December 31,
	2019			2018			2017
Volatility of common stock	19.4%			20.8%			20.3%
Average volatility of peer companies	16.0%	-	27.0%	17.0%	-	25.0%	15.0%	-	25.0%
Average correlation coefficient of peer companies	50.0%			54.0%			60.0%
Risk-free spot rate	2.4%			2.4%			1.5%
Term	3.0 years			3.0 years			3.0 years

Total Share Awards
Non-vested Share Award Activity Under the Incentive Stock Plan

	Restricted Stock and Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2019
Non-vested at beginning of year	3,446	$48.43	735	$49.56
Granted	1,702	$50.49	422	$54.07
Performance based adjustment			391	$48.89
Vested	(1,105)	$42.73	(739)	$48.89
Forfeited	(435)	$51.02	(49)	$50.12
Non-vested at end of year	3,608	$50.85	760	$52.34

The weighted average grant-date fair value per share of restricted stock units and restricted stock granted during the years ended December 31, 2019, 2018, and 2017 was $50.49, $53.11 and $48.90, respectively. The weighted average grant-date fair value per share of performance shares granted during the years ended December 31, 2019, 2018, and 2017 was $54.07, $50.26 and $48.89, respectively.
The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $102, $114 and $94,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2019, 2018 and 2017.
Subsidiary Stock Plan
In 2013 the Company established a subsidiary stock-based compensation plan similar to The Hartford Incentive Stock Plan except that it awards non-public subsidiary stock as compensation. The Company recognized stock-based compensation plan expense of $11, $9 and $9 in the years ended December 31, 2019, 2018 and 2017, respectively, for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company recognizes a noncontrolling equity interest. Employees are restricted from selling vested subsidiary stock to anyone other than the Company and the Company has discretion on the amount of stock to repurchase. Therefore, the subsidiary stock is classified as equity because it is not mandatorily redeemable. For the year ended December 31, 2019, the Company repurchased $8 in subsidiary stock.

Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Accordingly, the plan is a non-compensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2019, there were 4,084,500 shares available for future issuance. During the years ended December 31, 2019, 2018 and 2017, 213,472 shares, 219,661 shares, and 204,533 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $2.82, $2.56 and $2.63 during the years ended December 31, 2019, 2018 and 2017, respectively. The fair value is estimated based on the 5% discount off the market price per share on the last trading day of the offering period.
20. LEASES
The Hartford has operating leases for real estate and equipment. The right-of-use asset as of December 31, 2019 was $191 and is included in property and equipment, net, in the Consolidated Balance Sheet. The lease liability as of December 31, 2019 was $201 and is included in other liabilities in the Consolidated Balance Sheet. Variable lease costs include changes in interest rates on variable rate leases primarily for automobiles.
Components of Lease Expense

Year Ended December 31,
2019
Operating lease cost	$49
Short-term lease cost	2
Variable lease cost	1
Sublease income	(5)
Total lease costs included in insurance operating costs and other expenses	$47

The total rental expense recognized in accordance with prior lease guidance was $56 and $57 in 2018 and 2017, respectively, which excludes sublease rental income of $4 and $3 in 2018 and 2017, respectively.

Supplemental Operating Lease Information

December 31, 2019
Operating cash flows for operating leases (for the twelve months ended)	$50
Right-of-use asset obtained in exchange for new operating lease liabilities	42
Weighted-average remaining lease term in years for operating leases	6 years
Weighted-average discount rate for operating leases	3.5%

Maturities of Operating Lease Liabilities as of December 31, 2019

Operating Leases
2020	$51
2021	40
2022	34
2023	31
2024	21
Thereafter	46
Total lease payments	223
Less: Discount on lease payments to present value	22
Total lease liability	$201
During 2019, The Hartford entered into 5, 10, and 12 year operating leases for office space, which will result in additional right-of-use asset and lease liabilities of approximately $54. These leases commence in the first half of 2020.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future Minimum Lease Commitments as of December 31, 2018

Operating Leases
2019	$44
2020	36
2021	25
2022	18
2023	16
Thereafter	34
Total minimum lease payments [1]	$173

[1]	Excludes expected future minimum sublease income of approximately $2, $1, $1 , $0 , $0 and $0 in 2019, 2020, 2021, 2022, 2023 and thereafter respectively.

The Company’s lease commitments consist primarily of lease agreements for office space, automobiles, and office equipment that expire at various dates.
21. BUSINESS DISPOSITIONS AND DISCONTINUED OPERATIONS
Sale of U.K. business
On May 10, 2017, the Company completed the sale of its U.K. property and casualty run-off subsidiaries, Hartford Financial Products International Limited and Downlands Liability Management Limited, in a cash transaction to Catalina Holdings U.K. Limited, for approximately $272, net of transaction costs. The Company's U.K. property and casualty run-off subsidiaries are included in the P&C Other Operations reporting segment. Revenues and earnings are not material to the Company's consolidated results of operations for the year ended December 31, 2017.
Major Classes of Assets and Liabilities Transferred by the Company to the Buyer in Connection with the Sale

Carrying Value as of
Closing
Assets
Cash and investments	$669
Reinsurance recoverables and other	268
Total assets held for sale	937
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	653
Other liabilities	12
Total liabilities held for sale	$665

Sale of life and annuity business
On May 31, 2018, the Company’s wholly-owned subsidiary, Hartford Holdings, Inc, completed the sale of its life and annuity business to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial

Group, Pine Brook and J. Safra Group. Under the terms of the sale agreement signed December 3, 2017, the investor group formed a limited partnership, Hopmeadow Holdings LP, that acquired HLI, and its life and annuity operating subsidiaries, for cash of approximately $1.4 billion after a pre-closing dividend to The Hartford of $300. The Hartford received a 9.7% ownership interest in the limited partnership, valued at a cost of $164 as of the sale date. In addition, as part of the terms of the sale agreement, The Hartford reduced its long-term debt by $142 because the debt, which was issued by HLI, was included as part of the sale. Including cash proceeds and the retained equity interest and net of transaction costs, net proceeds for the sale were approximately $1.5 billion. The life and annuity operations met the criteria for reporting as discontinued operations and are reported in the Corporate category through the date of sale.
The Company recognized a loss on sale within discontinued operations of approximately $3.3 billion in 2017 and a reduction in loss on sale of $202 in 2018. The reduction in loss on sale in 2018 primarily resulted from the reclassification to retained earnings of $193 of tax effects stranded in AOCI due to the accounting for Tax Reform and a $141 increase in estimated retained tax benefits, primarily net operating loss carryovers, partially offset by $104 of operating income from discontinued operations during the period up until the closing date and a reclassification of $10 of net unrealized capital gains from AOCI to retained earnings. See Note 1 - Adoption of New Accounting Standards within Basis of Presentation and Significant Accounting Policies, for additional information about the reclassifications from AOCI to retained earnings. The estimated amount of retained net operating loss carryovers depends on the estimated tax basis of the business sold which increased subsequent to the date the Company entered into the sale agreement. At closing, stockholders’ equity was further reduced for the amount of AOCI of the life and annuity business, which was approximately $758, largely consisting of net unrealized gains on investments, net of shadow DAC. The AOCI balance was $1 billion as of December 31, 2017.
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
The Hartford reported its 9.7% ownership interest in Hopmeadow Holdings LP, which is accounted for under the equity method, in other assets in the Consolidated Balance Sheet. The Hartford recognizes its share of income in other revenues in the Consolidated Statement of Operations on a three month delay, when financial information from the investee becomes available. The Company recognized $66, before tax, of income in 2019. Cash inflows for dividends received from Hopmeadow Holdings LP were $67 in 2019. Other cash inflows and outflows from and to the life and annuity business after closing were immaterial to the overall inflows and outflows of the Company.
Major Classes of Assets and Liabilities Transferred to the Buyer in Connection with the Sale

	Carrying Value as of
	Closing	December 31, 2017 [2]
Assets
Cash and investments	$27,058	$30,135
Reinsurance recoverables	20,718	20,785
Loss accrual [1]	(3,044)	(3,257)
Other assets	2,907	1,439
Separate account assets	110,773	115,834
Total assets held for sale	$158,412	$164,936
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	$14,308	$14,482
Other policyholder funds and benefits payable	28,680	29,228
Long-term debt	142	142
Other liabilities	2,222	2,756
Separate account liabilities	110,773	115,834
Total liabilities held for sale	$156,125	$162,442

[1]	Represents the estimated accrued loss on sale of the Company's life and annuity business.

[2]	Classified as assets and liabilities held for sale.

Reconciliation of the Major Line Items Constituting Pretax Profit (Loss) of Discontinued Operations

	For the years ended December 31,
	2018	2017
Revenues
Earned premiums	$39	$106
Fee income and other	382	912
Net investment income	519	1,289
Net realized capital losses	(68)	(53)
Total revenues	872	2,254
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	535	1,416
Amortization of DAC	58	45
Insurance operating costs and other expenses [1]	157	368
Total benefits, losses and expenses	750	1,829
Income before income taxes	122	425
Income tax expense	2	37
Income from operations of discontinued operations, net of tax	120	388
Net realized capital gain (loss) on disposal, net of tax	202	(3,257)
Income (loss) from discontinued operations, net of tax	$322	$(2,869)
[1]Corporate allocated overhead has been included in continuing operations.
Cash Flows from Discontinued Operations included in the Consolidated Statement of Cash Flows

	Year Ended December 31,
	2018	2017
Net cash provided by operating activities from discontinued operations	$603	$797
Net cash provided by investing activities from discontinued operations	$463	$1,466
Net cash used in financing activities from discontinued operations [1]	$(737)	$(884)
Cash paid for interest	$—	$11

[1]	Excludes return of capital to parent of $619 and $1,396 for 2018 and 2017, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. QUARTERLY RESULTS (UNAUDITED)
Current and Historical Quarterly Results of the Company

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Revenues	$4,940	$4,691	$5,092	$4,789	$5,347	$4,842	$5,361	$4,633
Benefits, losses and expenses	4,165	4,172	4,636	4,252	4,694	4,312	4,685	4,466
Income from continuing operations, net of tax	630	428	372	434	535	427	548	196
Income from discontinued operations, net of tax	—	169	—	148	—	5	—	—
Net income	$630	$597	$372	$582	$535	$432	$548	$196
Less: Preferred stock dividends	5	—	—	—	11	—	5	6
Net income available to common stockholders	$625	$597	$372	$582	$524	$432	$543	$190
Basic
Income from continuing operations, net of tax, available to common stockholders per share [1]	$1.74	$1.20	$1.03	$1.21	$1.45	$1.19	$1.51	$0.53
Income from discontinued operations, net of tax per share	$—	$0.47	$—	$0.41	$—	$0.01	$—	$—
Net income per common share available to common stockholders	$1.74	$1.67	$1.03	$1.62	$1.45	$1.20	$1.51	$0.53
Diluted
Income from continuing operations, net of tax available to common stockholders per share [1]	$1.71	$1.18	$1.02	$1.19	$1.43	$1.17	$1.49	$0.52
Income from discontinued operations, net of tax per share	$—	$0.46	$—	$0.41	$—	$0.02	$—	$—
Net income per common share available to common stockholders	$1.71	$1.64	$1.02	$1.60	$1.43	$1.19	$1.49	$0.52

[1]	Income from continuing operations, net of tax, available to common stockholders includes the impact of preferred stock dividends.

Part IV - Schedule I. Summary of Investments - Other Investments in Affiliates

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(in millions)

	As of December 31, 2019
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$5,478	$5,644	$5,644
States, municipalities and political subdivisions	8,763	9,498	9,498
Foreign governments	1,057	1,123	1,123
Public utilities	2,019	2,147	2,147
All other corporate bonds	14,416	15,249	15,249
All other mortgage-backed and asset-backed securities	8,345	8,487	8,487
Total fixed maturities, available-for-sale	40,078	42,148	42,148
Fixed maturities, at fair value using fair value option	11	11	11
Total fixed maturities	40,089	42,159	42,159
Equity Securities
Common stocks
Industrial, miscellaneous and all other	1,471	1,471	1,471
Non-redeemable preferred stocks	186	186	186
Total equity securities, at fair value	1,657	1,657	1,657
Mortgage loans	4,215	4,350	4,215
Futures, options and miscellaneous	376	320	320
Short-term investments	2,917	2,921	2,921
Investments in partnerships and trusts	1,758		1,758
Total investments	$51,012		$53,030

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(in millions)

	As of December 31,
Condensed Balance Sheets	2019	2018
Assets
Fixed maturities, available-for-sale, at fair value	$294	$785
Equity securities, at fair value	31	30
Other investments	159	103
Short-term investments	874	2,603
Cash	—	3
Investment in affiliates	21,243	15,074
Deferred income taxes	561	992
Unamortized issue costs	2	3
Other assets	71	78
Total assets	$23,235	$19,671
Liabilities and Stockholders’ Equity
Net payable to affiliates	$1,602	$1,530
Short-term debt (includes current maturities of long-term debt)	500	413
Long-term debt	4,348	4,265
Other liabilities	515	362
Total liabilities	6,965	6,570
Total stockholders’ equity	16,270	13,101
Total liabilities and stockholders’ equity	$23,235	$19,671

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2019	2018	2017
Net investment income	$50	$41	$15
Net realized capital gains (losses)	3	37	(1)
Total revenues	53	78	14
Interest expense	255	298	316
Loss on extinguishment of debt	68	6	—
Pension settlement	—	—	750
Other expense (income)	15	(6)	1
Total expenses	338	298	1,067
Loss before income taxes and earnings of subsidiaries	(285)	(220)	(1,053)
Income tax expense (benefit)	(60)	(630)	106
Income (loss) before earnings of subsidiaries	(225)	410	(1,159)
Earnings (losses) of subsidiaries [1]	2,310	1,397	(1,972)
Net income (loss)	2,085	1,807	(3,131)
Other comprehensive income (loss) - parent company:
Change in net gain or loss on cash-flow hedging instruments	(24)	8	2
Change in net unrealized gain or loss on securities	5	(271)	280
Change in pension and other postretirement plan adjustments	(35)	(26)	107
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	(54)	(289)	389
Other comprehensive income (loss) of subsidiaries	1,685	(1,948)	611
Total other comprehensive income (loss)	1,631	(2,237)	1,000
Total comprehensive income (loss)	$3,716	$(430)	$(2,131)
[1]2017 includes amounts for the life and annuity business accounted for as held for sale and operating results for that business included in discontinued operations in the Consolidated Financial Statements. See Note 21 – Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2019	2018	2017
Operating Activities
Net income (loss)	$2,085	$1,807	$(3,131)
Loss on extinguishment of debt	68	6	—
Dividends received from subsidiaries	18	3,115	2,142
Equity in net loss (income) of subsidiaries	(2,310)	(1,397)	1,972
Net realized capital losses (gains)	3	(37)	2
Change in operating assets and liabilities	640	(716)	1,076
Cash provided by operating activities	504	2,778	2,061
Investing Activities
Net proceeds from (payments for) short-term investments	1,731	(2,161)	(121)
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	478	—	—
Net proceeds from (payments for) derivatives	(33)	—	—
Net additions to property and equipment	—	(69)	—
Amount paid for business acquired	(2,098)	—	—
Capital contributions to subsidiaries	(20)	(148)	(633)
Cash provided by (used for) investing activities	58	(2,378)	(754)
Financing Activities
Proceeds from issuance of debt	1,376	490	500
Repayments of debt	(1,278)	(826)	(416)
Preferred stock issued, net of issuance costs	—	334	—
Treasury stock acquired	(200)	—	(1,028)
Net issuance (return of) shares under incentive and stock compensation plans	(6)	(18)	(20)
Dividends paid on common shares	(436)	(379)	(341)
Dividends paid on preferred shares	(21)	—	—
Cash used for financing activities	(565)	(399)	(1,305)
Net increase (decrease) in cash	(3)	1	2
Cash — beginning of period	3	2	—
Cash — end of period	$—	$3	$2
Supplemental Disclosure of Cash Flow Information
Interest Paid	$255	$290	$312

Part IV - Schedule III. Supplementary Insurance Information

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Segment	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Reserve for Future Policy Benefits	Unearned Premiums	Other Policyholder Funds and Benefits Payable

As of December 31, 2019
Commercial Lines	$615	$23,363	$—	$5,015	$—
Personal Lines	111	2,201	—	1,578	—
Property & Casualty Other Operations	—	2,697	—	3	—
Group Benefits	51	8,256	411	39	459
Hartford Funds	8	—	—	—	—
Corporate	—	—	224	—	296
Consolidated	$785	$36,517	$635	$6,635	$755
As of December 31, 2018
Commercial Lines	$495	$19,455	$—	$3,589	$—
Personal Lines	117	2,456	—	1,643	—
Property & Casualty Other Operations	—	2,673	—	7	—
Group Benefits	52	8,445	427	43	455
Hartford Funds	6	—	—	—	—
Corporate	—	—	215	—	312
Consolidated	$670	$33,029	$642	$5,282	$767

Part IV - Schedule III. Supplementary Insurance Information

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs [1]	Insurance Operating Costs and Other Expenses [2]	Net Written Premiums [3]
For the year December 31, 2019
Commercial Lines	$8,326	$1,129	$5,192	$1,296	$1,776	$8,452
Personal Lines	3,318	179	2,185	259	702	3,131
Property & Casualty Other Operations	2	84	21	—	12	—
Group Benefits	5,603	486	4,055	54	1,352	—
Hartford Funds	999	7	—	12	813	—
Corporate	146	66	19	1	431	12
Consolidated	$18,394	$1,951	$11,472	$1,622	$5,086	$11,595
For the year December 31, 2018
Commercial Lines	$7,081	$997	$4,112	$1,048	$1,396	$7,136
Personal Lines	3,523	155	2,763	275	684	3,276
Property & Casualty Other Operations	—	90	65	—	13	(4)
Group Benefits	5,598	474	4,214	45	1,342	—
Hartford Funds	1,032	5	—	16	831	—
Corporate	53	59	11	—	387	—
Consolidated	$17,287	$1,780	$11,165	$1,384	$4,653	$10,408
For the year December 31, 2017
Commercial Lines	$6,902	$949	$4,322	$1,009	$1,381	$6,956
Personal Lines	3,819	141	3,000	309	649	3,561
Property & Casualty Other Operations	—	106	18	—	9	—
Group Benefits	3,677	381	2,803	33	924	—
Hartford Funds	992	3	—	21	805	—
Corporate	4	23	31	—	1,125	—
Consolidated	$15,394	$1,603	$10,174	$1,372	$4,893	$10,517
[1] For the year ended December 31, 2019, the amortization of the value of in-force contracts acquired from the Navigators Group acquisition is recorded as DAC amortization.
[2] Includes interest expense, loss on extinguishment of debt, restructuring and other costs, loss on reinsurance transaction and amortization of intangible assets.
[3]Excludes life insurance pursuant to Regulation S-X.

Part IV - Schedule IV. Reinsurance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(in millions)

	Gross Amount	Ceded Amount	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2019
Life insurance in-force	$879,496	$18,483	$254,739	$1,115,752	23%
Insurance revenues
Property and casualty insurance	$12,010	$936	$416	$11,490	4%
Life insurance and annuities	1,739	25	807	2,521	32%
Accident and health insurance	2,383	66	765	3,082	25%
Total insurance revenues	$16,132	$1,027	$1,988	$17,093	12%
For the year ended December 31, 2018
Life insurance in-force	$722,048	$16,674	$442,817	$1,148,191	39%
Insurance revenues
Property and casualty insurance	$10,824	$599	$221	$10,446	2%
Life insurance and annuities	1,551	22	1,082	2,611	41%
Accident and health insurance	2,064	39	962	2,987	32%
Total insurance revenues	$14,439	$660	$2,265	$16,044	14%
For the year ended December 31, 2017
Life insurance in-force	$700,860	$9,493	$301,573	$992,940	30%
Insurance revenues
Property and casualty insurance	$10,923	$600	$232	$10,555	2%
Life insurance and annuities	1,526	14	232	1,744	13%
Accident and health insurance	1,755	36	214	1,933	11%
Total insurance revenues	$14,204	$650	$678	$14,232	5%

Part IV - Schedule V. Valuation and Qualifying Accounts

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance January 1,	Increase (decrease) in Costs and Expenses	Write-offs/ Payments/ Other	Balance December 31,
2019
Allowance for doubtful accounts and other	$135	$42	$(32)	$145
Allowance for uncollectible reinsurance	126	2	(14)	114
Valuation allowance on mortgage loans	1	(1)	—	—
Valuation allowance for deferred taxes	—	—	4	4
2018
Allowance for doubtful accounts and other	$132	$40	$(37)	$135
Allowance for uncollectible reinsurance	104	3	19	126
Valuation allowance on mortgage loans	1	—	—	1
Valuation allowance for deferred taxes	—	—	—	—
2017
Allowance for doubtful accounts and other	$137	$42	$(47)	$132
Allowance for uncollectible reinsurance	165	4	(65)	104
Valuation allowance on mortgage loans	—	1	—	1
Valuation allowance for deferred taxes	—	—	—	—

Part IV - Schedule VI. Supplementary Information Concerning Property and Casualty Insurance Operations

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(in millions)

	Discount Deducted From Liabilities [1]	Losses and Loss Adjustment Expenses Incurred Related to:		Paid Losses and Loss Adjustment Expenses
		Current Year	Prior Year
Years ended December 31,
2019	$388	$7,463	$(65)	$(6,748)
2018	$388	$7,107	$(167)	$(6,406)
2017	$410	$7,381	$(41)	$(6,579)

[1]
Indemnity reserves for a portion of workers’ compensation claims that have a fixed and determinable payment stream have been discounted using the weighted average interest rates of 2.91%, 2.98%, and 3.06% for the years ended December 31, 2019, 2018, and 2017, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. ("The Hartford") dated as of September 4, 2012.	10-Q	001-13958	2.01	11/01/2012
2.02	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford dated as of September 27, 2012.	10-Q	001-13958	2.02	11/01/2012
2.03	Stock and Asset Purchase Agreement dated December 3, 2017 by and between The Hartford Financial Services Group, Inc., Hartford Holdings, Inc. Hopmeadow Acquisition, Inc. Hopmeadow Holdings, LP and Hopmeadow Holdings GP LLC.	8-K	001-13958	2.01	12/04/2017
2.04	Master Transaction Agreement by and between Hartford Life & Accident Insurance Company, a subsidiary of The Hartford Financial Services Group, Inc., and Aetna Inc. dated as of October 22, 2017.	8-K	001-13958	2.01	10/23/2017
2.05	Commitment Agreement by and between The Hartford Financial Services Group, Inc., The Prudential Insurance Company of America and State Street Global Advisors Trust Company, as the Independent Fiduciary of The Hartford Retirement Plan for U.S. Employees, dated as of June 23, 2017.†	10-Q	001-13958	2.01	07/27/2017
2.06	Agreement and Plan of Merger, dated as of August 22, 2018, by and among The Navigators Group, Inc., The Hartford Financial Services Group, Inc. and Renato Acquisition Co.	8-K/A	001-13958	2.1	08/22/2018
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.01	07/21/2016
3.03	Certificate of Designations with respect to the Series G Preferred Stock of the Company, dated October 30, 2018.	8-K	001-13958	3.1	11/05/2018
4.01	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.01	03/12/2004
4.02	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford Financial Services Group, Inc., and Wilmington Trust Company (as successor to LaSalle Bank, National Association), as Trustee.	8-K	001-13958	4.01	02/16/2007
4.03	Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	S-3ASR	333-142044	4.03	04/11/2007
4.04	Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.01	06/06/2008
4.05	First Supplemental Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.02	06/06/2008
4.06	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K/A	001-13958	4.03	04/06/2012
4.07	First Supplemental Indenture, dated as of August 9, 2013, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3ASR	333-190506	4.07	08/09/2013
4.08	Replacement Capital Covenant dated as of February 15, 2017.	8-K	001-13958	4.01	02/15/2017
4.09	Form of Series G Preferred Stock Certificate (included as Exhibit A to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2018).	8-K	001-13958	3.1	11/05/2018
4.10	Deposit Agreement, dated November 6, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-13958	4.2	11/06/2018

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.11	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2018)	8-K	001-13958	4.3	11/06/2018
4.12	Second Supplemental Indenture, dated as of August 19, 2019, between The Hartford Financial Services Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-13958	4.3	08/19/2019
4.13	Description of Securities**
10.01	Form of Commercial Paper Dealer Agreement between The Hartford Financial Services Group, Inc. as Issuer, and the Dealer party thereto.	8-K	001-13958	10.01	12/29/2014
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
		10-K	001-13958	10.01	02/24/2017
10.03	Amendment dated March 29, 2018 to the Existing Credit Agreement, dated as of October 31, 2014, among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.01	03/30/2018
10.04	Amended and Restated Credit Agreement dated as of the Extension Date (as defined therein), among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.02	03/30/2018
*10.05	The Hartford Senior Executive Officer Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.04	02/27/2015
*10.06	The Hartford Senior Executive Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.05	02/27/2015
*10.07	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.06	02/27/2015
*10.08	The Hartford 2010 Incentive Stock Plan, as amended and restated, effective February 25, 2014.	10-K	001-13958	10.05	02/28/2014
*10.09	The Hartford 2014 Incentive Stock Plan, effective May 21, 2014.	S-8	333-197671	4.03	07/28/2014
*10.10	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.11	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.01	07/27/2015
*10.12	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010.	10-K	001-13958	10.10	02/25/2011
*10.13	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.04	08/04/2010
*10.14	The Hartford 2005 Incentive Stock Plan, as amended for the fiscal year ended 2009.	10-K	001-13958	10.10	02/23/2010
*10.15	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements.	8-K	001-13958	10.02	05/24/2005
*10.17	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.18	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.19	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	8-K	001-13958	10.01	07/29/2013
*10.20	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.21	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.22	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements	10-Q	001-13958	10.02	04/26/2018
*10.23	The Hartford Financial Services Group, Inc. Annual Incentive Plan	8-K	001-13958	10.01	02/21/2019
*10.24	Amendment to The Hartford Excess Savings Plan IA	10-Q	001-13958	10.01	11/04/2019
21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **
23.01
Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith. **

24.01	Power of Attorney. **
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104.01	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.
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
Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 21, 2020

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Costello	Executive Vice President and Chief Financial Officer	February 21, 2020

	Beth A. Costello	(Principal Financial Officer)

	/s/ Scott R. Lewis	Senior Vice President and Controller	February 21, 2020

	Scott R. Lewis	(Principal Accounting Officer)

	*	Director	February 21, 2020

Robert B. Allardice III

	*	Director	February 21, 2020

Larry De Shon

	*	Director	February 21, 2020

Carols Dominguez

	*	Director	February 21, 2020
Trevor Fetter

	*	Director	February 21, 2020

Kathryn A. Mikells

	*	Director	February 21, 2020

Michael G. Morris

	*	Director	February 21, 2020

Julie G. Richardson

	*	Director	February 21, 2020

Teresa W. Roseborough

	*	Director	February 21, 2020

Virginia P. Ruesterholz

	*	Director	February 21, 2020

Greig Woodring

*By:	/s/ David C. Robinson

David C. Robinson
As Attorney-in-Fact