Form 10-Q
period 2020-03-31
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2020-04-29
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 27, 2020, there were outstanding 358,074,981 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements; or in Part I, Item 1A, Risk Factors in The Hartford’s 2019 Form 10-K Annual Report; and those identified from time to time in our other filings with the Securities and Exchange Commission.

•
Risks relating to the pandemic caused by the spread of novel strain of coronavirus, specifically identified as the Coronavirus Disease 2019 (“COVID-19”) including impacts to the Company's insurance and product-related, regulatory/legal, recessionary and other global economic, capital and liquidity and operational risks

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

◦
technological changes, including usage-based methods of determining premiums, advancements in automotive safety features, the development of autonomous vehicles, and platforms that facilitate ride sharing,

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

◦
risks associated with acquisitions and divestitures, including the challenges of integrating acquired companies or businesses, which may result in our inability to achieve the anticipated benefits and synergies and may result in unintended consequences;

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

◦	unfavorable judicial or legislative developments;

◦	the impact of changes in federal, state or foreign tax laws;

◦	regulatory requirements that could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests; and

◦	the impact of potential changes in accounting principles and related financial reporting requirements.
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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
April 29, 2020

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in millions, except for per share data)	2020	2019
	(Unaudited)
Revenues
Earned premiums	$4,391	$3,940
Fee income	320	314
Net investment income	459	470
Net realized capital (losses) gains	(231)	163
Other revenues	17	53
Total revenues	4,956	4,940
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,916	2,685
Amortization of deferred policy acquisition costs ("DAC")	437	355
Insurance operating costs and other expenses	1,176	1,048
Interest expense	64	64
Amortization of other intangible assets	19	13
Total benefits, losses and expenses	4,612	4,165
Income before income taxes	344	775
Income tax expense	71	145
Net income	273	630
Preferred stock dividends	5	5
Net income available to common stockholders	$268	$625
Net income available to common stockholders per common share
Basic	$0.75	$1.74
Diluted	$0.74	$1.71
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(in millions)	2020	2019
	(Unaudited)
Net income	$273	$630
Other comprehensive income (loss):
Changes in net unrealized gain on fixed maturities	(1,057)	679
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	1
Changes in other-than-temporary impairment ("OTTI") losses recognized in other comprehensive income		1
Changes in net gain on cash flow hedging instruments	44	5
Changes in foreign currency translation adjustments	(8)	1
Changes in pension and other postretirement plan adjustments	11	8
OCI, net of tax	(1,009)	694
Comprehensive income (loss)	$(736)	$1,324
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $39,473 and $40,078, and ACL of $12 and $0)	$40,205	$42,148
Fixed maturities, at fair value using the fair value option	8	11
Equity securities, at fair value	1,155	1,657
Mortgage loans (net of ACL of $21 and $0)	4,353	4,215
Limited partnerships and other alternative investments	1,839	1,758
Other investments	294	320
Short-term investments	2,505	2,921
Total investments	50,359	53,030
Cash	211	185
Restricted cash	90	77
Premiums receivable and agents' balances (net of ACL of $139 and $145)	4,558	4,384
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $117 and $114)	5,596	5,527
Deferred policy acquisition costs	818	785
Deferred income taxes, net	502	299
Goodwill	1,913	1,913
Property and equipment, net	1,161	1,181
Other intangible assets, net	1,028	1,070
Other assets	2,488	2,366
Total assets	$68,724	$70,817
Liabilities
Unpaid losses and loss adjustment expenses	$36,582	$36,517
Reserve for future policy benefits	629	635
Other policyholder funds and benefits payable	758	755
Unearned premiums	6,810	6,635
Short-term debt	—	500
Long-term debt	4,349	4,348
Other liabilities	4,330	5,157
Total liabilities	53,458	54,547
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at March 31, 2020 and December 31, 2019, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 shares issued at March 31, 2020 and December 31, 2019	4	4
Additional paid-in capital	4,286	4,312
Retained earnings	12,819	12,685
Treasury stock, at cost — 26,988,876 and 25,352,977 shares	(1,220)	(1,117)
Accumulated other comprehensive income (loss), net of tax	(957)	52
Total stockholders’ equity	15,266	16,270
Total liabilities and stockholders’ equity	$68,724	$70,817
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended March 31,
(in millions, except for share data)	2020	2019
	(Unaudited)
Preferred Stock	$334	$334
Common Stock	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,312	4,378
Issuance of shares under incentive and stock compensation plans	(79)	(68)
Stock-based compensation plans expense	53	55
Issuance of shares for warrant exercise	—	(36)
Additional Paid-in Capital, end of period	4,286	4,329
Retained Earnings
Retained Earnings, beginning of period	12,685	11,055
Cumulative effect of accounting changes, net of tax	(18)	—
Adjusted balance, beginning of period	12,667	11,055
Net income	273	630
Dividends declared on preferred stock	(5)	(5)
Dividends declared on common stock	(116)	(108)
Retained Earnings, end of period	12,819	11,572
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,117)	(1,091)
Treasury stock acquired	(150)	—
Issuance of shares under incentive and stock compensation plans	82	71
Net shares acquired related to employee incentive and stock compensation plans	(35)	(30)
Issuance of shares for warrant exercise	—	36
Treasury Stock, at cost, end of period	(1,220)	(1,014)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	52	(1,579)
Total other comprehensive loss	(1,009)	694
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(957)	(885)
Total Stockholders’ Equity	$15,266	$14,340
Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	13,800	13,800
Issuance of preferred shares	—	—
Preferred Shares Outstanding, end of period	13,800	13,800
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	359,570	359,151
Treasury stock acquired	(2,661)	—
Issuance of shares under incentive and stock compensation plans	1,685	1,534
Return of shares under incentive and stock compensation plans to treasury stock	(660)	(601)
Issuance of shares for warrant exercise	—	781
Common Shares Outstanding, at end of period	357,934	360,865
Cash dividends declared per common share	$0.325	$0.30
Cash dividends declared per preferred share	$375.00	$375.00
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2020	2019
Operating Activities	(Unaudited)
Net income	$273	$630
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	231	(163)
Amortization of deferred policy acquisition costs	437	355
Additions to deferred policy acquisition costs	(447)	(373)
Depreciation and amortization	134	108
Other operating activities, net	79	37
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	(75)	16
Net change in accrued and deferred income taxes	53	116
Increase in insurance liabilities	235	138
Net change in other assets and other liabilities	(622)	(585)
Net cash provided by operating activities	298	279
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	3,906	5,072
Fixed maturities, fair value option	3	2
Equity securities, at fair value	645	619
Mortgage loans	329	100
Partnerships	34	68
Payments for the purchase of:
Fixed maturities, available-for-sale	(3,578)	(5,105)
Equity securities, at fair value	(518)	(607)
Mortgage loans	(487)	(31)
Partnerships	(97)	(78)
Net proceeds from derivatives	161	26
Net additions of property and equipment	(23)	(20)
Net proceeds from short-term investments	407	82
Other investing activities, net	(5)	1
Net cash provided by investing activities	777	129
Financing Activities
Deposits and other additions to investment and universal life-type contracts	15	—
Withdrawals and other deductions from investment and universal life-type contracts	(10)	(24)
Federal Home Loan Bank of Boston ("FHLBB") advances	—	50
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(237)	102
Repayment of debt	(500)	(413)
Net return of shares under incentive and stock compensation plans	(32)	(28)
Treasury stock acquired	(150)	—
Dividends paid on preferred stock	(5)	(6)
Dividends paid on common stock	(108)	(109)
Net cash used for financing activities	(1,027)	(428)
Foreign exchange rate effect on cash	(9)	3
Net increase (decrease) in cash and restricted cash	39	(17)
Cash and restricted cash – beginning of period	262	121
Cash and restricted cash– end of period	$301	$104
Supplemental Disclosure of Cash Flow Information
Income tax paid	$1	$—
Interest paid	$74	$41
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
On May 23, 2019, the Company completed the acquisition of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.137 billion in cash, including transaction expenses.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2019 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2019 Form 10-K Annual Report.
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
Adoption of New Accounting Standards
Goodwill
On January 1, 2020, the Company adopted the Financial Accounting Standards Board's ("FASB") updated guidance on testing goodwill for impairment with no effect at adoption. The updated guidance requires impairment of goodwill if the carrying value of the reporting unit is greater than the estimated fair value, with the amount of the impairment not to exceed the carrying value of the reporting unit’s goodwill. Goodwill is reviewed for impairment at least annually and more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred.  Under the updated guidance, changes in market-based factors are more likely to result in a goodwill impairment than under the prior accounting guidance, whether a reporting unit's fair value is estimated using an income approach or a market approach. For example, changes in the weighted average cost of capital that is used to discount expected cash flows under the income approach or changes in market-based factors such as peer company price to earnings multiples or price to book multiples under a market approach can significantly affect changes to the estimated fair value of each reporting unit and such changes could result in impairments that have a material effect on our results of operations and financial condition.
Financial Instruments - Credit Losses
On January 1, 2020, the Company adopted the FASB’s updated guidance for recognition and measurement of credit losses on financial instruments. The new guidance replaces the “incurred loss” approach with an “expected loss” model for recognizing credit losses for financial instruments carried at other than fair value. Under the new model, for financial instruments carried at other than fair value, such as mortgage loans, reinsurance recoverables and receivables, an allowance for credit losses ("ACL") is recognized which is an estimate of credit losses expected over the life of financial instruments. Under the prior

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

accounting model an ACL was recognized using an incurred loss approach. The new guidance also requires that we estimate a liability for credit losses ("LCL") on off-balance-sheet credit exposures such as financial guarantees and mortgage loan commitments that the Company cannot unconditionally cancel.
Credit losses on fixed maturities, AFS carried at fair value continue to be measured based on the present value of expected future cash flows compared to amortized cost; however, the losses are now recognized through an ACL and no longer as an adjustment to the amortized cost. Recoveries of impairments on fixed maturities, AFS are now recognized as reversals of the ACL and no longer accreted as investment income through an adjustment to the investment yield. The ACL on fixed maturities, AFS cannot cause the net carrying value to be below fair value and, therefore, it is possible that future increases in fair value due to decreases in market interest rates could cause the reversal of the ACL and increase net income. The new guidance also requires purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase.
The Company adopted the guidance effective January 1, 2020, through a cumulative-effect adjustment that decreased retained earnings by $18, representing a net increase to the ACL and LCL, after-tax. No ACL was recognized at adoption for fixed maturities AFS; rather, these investments are evaluated for an ACL prospectively. The Company does not have any purchased financial assets with a more than insignificant amount of credit deterioration since original issuance.

Impact of Adoption on Condensed Consolidated Balance Sheet

	Balance as of January 1, 2020
	Opening Balance	Cumulative Effect of Accounting Change	Adjusted Opening Balance
Mortgage loans	$4,215	$—	$4,215
ACL on mortgage loans	—	(19)	(19)
Mortgage loans, net of ACL	4,215	(19)	4,196
Premiums receivable and agents’ balances	4,529	—	4,529
ACL on premiums receivable and agents' balances	(145)	23	(122)
Premiums receivable and agents' balances, net of ACL	4,384	23	4,407
Reinsurance recoverables	5,641	—	5,641
ACL and allowance for disputed amounts on reinsurance recoverables	(114)	(2)	(116)
Reinsurance recoverables, net of allowance for uncollectible reinsurance	5,527	(2)	5,525
Deferred income tax asset, net	299	5	304
Other liabilities	(5,157)	(25)	(5,182)
Retained Earnings	$12,685	$(18)	$12,667
Summary of Adoption Impacts

Net increase to ACL and LCL	$(23)
Net tax effects	5
Net decrease to retained earnings	$(18)

Reference Rate Reform
On March 12, 2020, the Company adopted the FASB’s temporary guidance which allows The Hartford to account for contract modifications made solely due to rate reform (such as replacing LIBOR with another reference rate) as continuations of existing contracts and to maintain hedge accounting when the hedging effectiveness between a financial instrument and its hedge is only affected by the change to a replacement rate. As a result, The Hartford will not recognize gains and losses during the transition period of LIBOR to an alternative reference rate that would otherwise have arisen from accounting assessments and remeasurements. The guidance expires for contract modifications made and hedge relationships entered into or evaluated after December 31, 2022. The Company is not required to measure the effect of adoption on its financial position, cash flows or net income because the guidance provides relief from accounting for the effects of the change to a replacement rate.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future Adoption of New Accounting Standards
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 4013 of the CARES Act allows financial institutions the option to suspend the requirement to disclose and account for loan modifications as troubled debt restructurings for loan modifications related to the COVID-19 pandemic occurring between March 1, 2020 and the earlier of 60 days after the end of the national emergency or December 31, 2020. We are evaluating the provisions of Section 4013 of the CARES Act. Had we applied the CARES Act during the first quarter of 2020, it would have had no impact on our results of operations, financial position or cash flows because The Hartford had not granted any concessions to borrowers on its mortgage loans.

2. BUSINESS ACQUISITION
Navigators Group
On May 23, 2019, The Hartford acquired Navigators Group, a specialty underwriter, for total consideration of $2.121 billion. The acquisition date fair values of certain assets and liabilities, including insurance reserves and intangible assets, as well as the related estimated useful lives of intangibles, are provisional and are subject to revision within one year of the acquisition date. There were no adjustments to the provisional amounts during the three months ended March 31, 2020.
The following table presents supplemental pro forma amounts of revenue and net income for the Company for the three months ended March 31, 2019, as though the business was acquired on January 1, 2018. Pro forma adjustments include the revenue and earnings of Navigators Group as well as amortization of identifiable intangible assets acquired.
Pro Forma Results

Three months ended March 31, 2019
Total Revenue	$5,368
Net Income	$625

3. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended March 31,
(In millions, except for per share data)	2020	2019
Earnings
Net income	$273	$630
Less: Preferred stock dividends	5	5
Net income available to common stockholders	$268	$625
Shares
Weighted average common shares outstanding, basic	358.5	360.0
Dilutive effect of warrants [1]	—	1.4
Dilutive effect of stock-based awards under compensation plans	2.6	3.3
Weighted average common shares outstanding and dilutive potential common shares	361.1	364.7
Net income available to common stockholders per common share
Basic	$0.75	$1.74
Diluted	$0.74	$1.71
[1] On June 26, 2019, the Capital Purchase Program warrants issued in 2009 expired.
4. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines,

Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Income

	Three Months Ended March 31,
	2020	2019
Commercial Lines	$121	$363
Personal Lines	98	96
Property & Casualty Other Operations	5	23
Group Benefits	104	118
Hartford Funds	36	30
Corporate	(91)	—
Net income	273	630
Preferred stock dividends	5	5
Net income available to common stockholders	$268	$625

Revenues

	Three Months Ended March 31,
	2020	2019
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$816	$825
Liability	343	168
Marine	65	—
Package business	377	352
Property	205	156
Professional liability	143	68
Bond	70	60
Assumed reinsurance	66	—
Automobile	188	157
Total Commercial Lines	2,273	1,786
Personal Lines
Automobile	543	561
Homeowners	240	247
Total Personal Lines [1]	783	808
Group Benefits
Group disability	726	704
Group life	607	643
Other	58	62
Total Group Benefits	1,391	1,409
Hartford Funds
Mutual fund and Exchange-Traded Products ("ETP")	225	216
Talcott Resolution life and annuity separate accounts [2]	22	22
Total Hartford Funds	247	238
Corporate	17	13
Total earned premiums and fee income	4,711	4,254
Net investment income	459	470
Net realized capital gains (losses)	(231)	163
Other revenues	17	53
Total revenues	$4,956	$4,940

[1]	For the three months ended March 31, 2020 and 2019, AARP members accounted for earned premiums of $707 and $722, respectively.

[2]	Represents revenues earned for investment advisory services on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue from Non-Insurance Contracts with Customers

		Three months ended March 31,
	Revenue Line Item	2020	2019
Commercial Lines
Installment billing fees	Fee income	$8	$9
Personal Lines
Installment billing fees	Fee income	9	9
Insurance servicing revenues	Other revenues	19	19
Group Benefits
Administrative services	Fee income	43	45
Hartford Funds
Advisor, distribution and other management fees	Fee income	224	217
Other fees	Fee income	23	21
Corporate
Investment management and other fees	Fee income	13	13
Transition service revenues	Other revenues	2	6
Total non-insurance revenues with customers		$341	$339

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,348	$—	$1,329	$19
Collateralized loan obligations ("CLOs")	1,989	—	1,906	83
Commercial mortgage-backed securities ("CMBS")	4,302	—	4,284	18
Corporate	16,798	—	16,089	709
Foreign government/government agencies	1,063	—	1,060	3
Municipal	9,497	—	9,497	—
Residential mortgage-backed securities ("RMBS")	4,086	—	3,599	487
U.S. Treasuries	1,122	95	1,027	—
Total fixed maturities	40,205	95	38,791	1,319
Fixed maturities, FVO	8	—	8	—
Equity securities, at fair value	1,155	822	264	69
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	8	—	8	—
Total derivative assets [1]	10	—	10	—
Short-term investments	2,505	1,649	842	14
Total assets accounted for at fair value on a recurring basis	$43,883	$2,566	$39,915	$1,402
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$3	$—	$3	$—
Foreign exchange derivatives	19	—	19	—
Interest rate derivatives	(88)	—	(88)	—
Total derivative liabilities [2]	(66)	—	(66)	—
Contingent consideration [3]	—	—	—	—
Total liabilities accounted for at fair value on a recurring basis	$(66)	$—	$(66)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,476	$—	$1,461	$15
CLO	2,183	—	2,088	95
CMBS	4,338	—	4,329	9
Corporate	17,396	—	16,664	732
Foreign government/government agencies	1,123	—	1,120	3
Municipal	9,498	—	9,498	—
RMBS	4,869	—	4,309	560
U.S. Treasuries	1,265	330	935	—
Total fixed maturities	42,148	330	40,404	1,414
Fixed maturities, FVO	11	—	11	—
Equity securities, at fair value	1,657	1,401	183	73
Derivative assets
Credit derivatives	11	—	11	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	12	—	12	—
Short-term investments	2,921	1,028	1,878	15
Total assets accounted for at fair value on a recurring basis	$46,749	$2,759	$42,488	$1,502
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(1)	$—	$(1)	$—
Equity derivatives	(15)	—	—	(15)
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	(60)	—	(60)	—
Total derivative liabilities [2]	(78)	—	(63)	(15)
Contingent consideration [3]	(22)	—	—	(22)
Total liabilities accounted for at fair value on a recurring basis	$(100)	$—	$(63)	$(37)

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
In connection with the acquisition of Navigators Group, the Company has overseas deposits in Other Invested Assets of $40 and $38 as of March 31, 2020 and December 31, 2019, respectively, which are measured at fair value using the net asset value as a practical expedient.
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

The fair value of derivative instruments is determined primarily using a discounted cash flow model or option model technique and incorporates counterparty credit risk. In some cases, quoted market prices for exchange-traded and OTC cleared derivatives may be used and in other cases independent broker quotes may be used. The pricing valuation models primarily use inputs that are observable in the market or can be corroborated by observable market data. The valuation of certain derivatives may include significant inputs that are unobservable, such as volatility levels, and reflect the Company’s view of what other market participants would use when pricing such instruments.
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

Other inputs for ABS, CLOs and RMBS:
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2020
CLOs [3]	$83	Discounted cash flows	Spread	684 bps	684 bps	684 bps	Decrease
Corporate [4]	$594	Discounted cash flows	Spread	112 bps	1,219 bps	371 bps	Decrease
RMBS [3]	$487	Discounted cash flows	Spread [6]	194 bps	975 bps	324 bps	Decrease
			Constant prepayment rate [6]	—%	11%	6%	Decrease [5]
			Constant default rate [6]	1%	7%	3%	Decrease
			Loss severity [6]	—%	100%	74%	Decrease
As of December 31, 2019
CLOs [3]	$95	Discounted cash flows	Spread	246 bps	246 bps	246 bps	Decrease
CMBS [3]	$1	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,832 bps	161 bps	Decrease
Corporate [4]	$633	Discounted cash flows	Spread	93 bps	788 bps	236 bps	Decrease
RMBS [3]	$560	Discounted cash flows	Spread [6]	5 bps	233 bps	79 bps	Decrease
			Constant prepayment rate [6]	—%	11%	6%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	70%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company bases fair value on broker quotations.

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

As of March 31, 2020, the fair values of the Company's level 3 derivatives were less than $1 and are excluded from the table below.

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

Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of March 31, 2020, no significant adjustments were made by the Company to broker prices received.
Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") on July 29, 2016 requires the Company to make payments to former owners

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of Lattice of up to $60 contingent upon growth in exchange-traded products ("ETP") assets under management ("AUM") over a period of four years beginning on the date of acquisition. The contingent consideration is measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout had been discounted back to the valuation date using a risk-adjusted discount rate of 11.8%. The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
The contingency period for ETP AUM growth ends July 29, 2020 and management adjusts the fair value of the contingent consideration when it revises its projection of ETP AUM for the acquired business. Since ETP AUM had grown to more than $3 billion as of December 31, 2019, in January, 2020, the Company paid out an additional $10 of contingent consideration with cumulative contingent consideration paid to date of $30. Given the significant decline in ETP AUM in March, 2020, the Company reduced its remaining contingent consideration liability to zero as it no longer expects ETP AUM to exceed $3 billion by July 29, 2020 when the contingency period ends and, therefore, no longer expects to make additional payments of contingent consideration.

Accordingly, reducing the remaining liability to zero resulted in recording $12 of a benefit to income before tax in the first quarter of 2020.
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

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2020
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2020	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2020
Assets
Fixed Maturities, AFS
ABS	$15	$—	$(1)	$20	$—	$—	$—	$(15)	$19
CLOs	95	—	(6)	—	(6)	—	—	—	83
CMBS	9	—	—	10	(1)	—	—	—	18
Corporate	732	(10)	(80)	94	(36)	(8)	47	(30)	709
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	560	—	(25)	5	(46)	(7)	—	—	487
Total Fixed Maturities, AFS	1,414	(10)	(112)	129	(89)	(15)	47	(45)	1,319
Equity Securities, at fair value	73	(7)	—	3	—	—	—	—	69
Short-term investments	15	—	—	—	(1)	—	—	—	14
Total Assets	$1,502	$(17)	$(112)	$132	$(90)	$(15)	$47	$(45)	$1,402
Liabilities
Contingent Consideration	$(22)	$12	$—	$—	$10	$—	$—	$—	$—
Derivatives, net [4]
Equity	(15)	36	—	—	—	(21)	—	—	—
Total Derivatives, net [4]	(15)	36	—	—	—	(21)	—	—	—
Total Liabilities	$(37)	$48	$—	$—	$10	$(21)	$—	$—	$—

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
	2020	2019	2020	2019
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
ABS	$—	$—	$(1)	$—
CLOs	—	—	(6)	—
CMBS	—	—	—	1
Corporate	—	(1)	(79)	7
RMBS	—	—	(24)	(1)
Total Fixed Maturities, AFS	—	(1)	(110)	7
Equity Securities, at fair value	(6)	—	—	—
Derivatives, net
Equity	—	(2)	—	—
Interest rate	—	(1)	—	—
Total Derivatives, net	—	(3)	—	—
Total Assets	$(6)	$(4)	$(110)	$7
Liabilities
Contingent Consideration	$12	$(4)	$—	$—
Derivatives, net
Equity	—	—	—	—
Total Derivatives, net	—	—	—	—
Total Liabilities	$12	$(4)	$—	$—

[1]	All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

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

As of March 31, 2020 and December 31, 2019, the fair value of assets using the fair value option was $8 and $11, respectively, within the residential real estate sector.
For the three months ended March 31, 2020 and 2019 there were no realized capital gains (losses) related to the fair value of assets using the fair value option.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	March 31, 2020			December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Fair Value Hierarchy Level	Carrying Amount	Fair Value
Assets
Mortgage loans (net of ACL of $21 and $0)	Level 3	$4,353	$4,341	Level 3	$4,215	$4,350
Liabilities
Other policyholder funds and benefits payable	Level 3	$766	$768	Level 3	$763	$765
Senior notes [1]	Level 2	$3,260	$3,706	Level 2	$3,759	$4,456
Junior subordinated debentures [1]	Level 2	$1,089	$962	Level 2	$1,089	$1,153

[1]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.
6. INVESTMENTS

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2020	2019
Gross gains on sales	$78	$44
Gross losses on sales	(8)	(21)
Equity securities [1]	(386)	132
Change in ACL on fixed maturities, AFS [2]	(12)
Change in ACL on mortgage loans [2]	(2)
Intent-to-sell impairments	(5)	—
Net OTTI losses recognized in earnings		(2)
Other, net [3]	104	10
Net realized capital gains (losses)	$(231)	$163

[1]
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2020, was $(277) for the three months ended March 31, 2020 . The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2019, was $68 for the three months ended March 31, 2019.

[2]
Represents the change in ACL recorded during the period following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.

[3]
For the three months ended March 31, 2020 and 2019 gains (losses) from transactional foreign currency revaluation were $10 and $0, respectively. Also includes gains (losses) on non-qualifying derivatives of $92 and $15, respectively, for the three months ended March 31, 2020 and 2019.

Proceeds from the sales of fixed maturities, AFS totaled $3.1 billion and $4.3 billion for the three months ended March 31, 2020 and 2019 , respectively.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of March 31, 2020 and December 31, 2019, the Company reported accrued interest receivable related to fixed maturities, AFS of $343 and $334, respectively, and accrued interest receivable related to mortgage loans of $14 and $14, respectively. These amounts are recorded in other assets on the

Condensed Consolidated Balance Sheets and are not included in the amortized cost or fair value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of realized capital gains and losses.
Interest income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible.
Recognition and Presentation of Intent-to-Sell Impairments and ACL on Fixed Maturities, AFS
The Company will record an "intent-to-sell impairment" as a reduction to the amortized cost of fixed maturities, AFS in an unrealized loss position if the Company intends to sell or it is more likely than not that the Company will be required to sell the fixed maturity before a recovery in value. A corresponding charge is recorded in net realized capital losses equal to the difference between the fair value on the impairment date and the amortized cost basis of the fixed maturity before recognizing the impairment.
When fixed maturities are in an unrealized loss position and the Company does not record an intent-to-sell impairment, the Company will record an ACL for the portion of the unrealized loss due to a credit loss. Any remaining unrealized loss on a fixed maturity after recording an ACL is the non-credit amount and is recorded in OCI. The ACL is the excess of the amortized cost over the greater of the Company's best estimate of the present value of expected future cash flows or the security's fair value. Cash flows are discounted at the effective yield that is used to record interest income. The ACL cannot exceed the unrealized loss and, therefore, it may fluctuate with changes in the fair value of the fixed maturity if the fair value is greater than the Company's best estimate of the present value of expected future cash flows. The initial ACL and any subsequent changes are recorded in net realized capital gains and losses. The ACL is written off against the amortized cost in the period in which all or a portion of the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

related fixed maturity investment is determined to be uncollectible.
Developing the Company’s best estimate of expected future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions regarding the future performance. The Company's considerations include, but are not limited to, (a) changes in the financial condition of the issuer and/or the underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) credit ratings, (d) payment structure of the security and (e) the extent to which the fair value has been less than the amortized cost of the security.
For non-structured securities, assumptions include, but are not limited to, economic and industry-specific trends and fundamentals, instrument-specific developments including changes in credit ratings, industry earnings multiples and the issuer’s ability to restructure and execute asset sales.
For structured securities, assumptions include, but are not limited to, various performance indicators such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, loan-to-value ratios ("LTVs"), average cumulative collateral loss rates that vary by vintage year, prepayment speeds, and property value declines. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value.

ACL on Fixed Maturities, AFS by Type
Three months ended March 31, 2020
(Before tax)	Corporate	Total
Balance, beginning of year	$—	$—
Credit losses on fixed maturities where credit losses were not previously recorded	(12)	(12)
Balance as of end of period	$(12)	$(12)

Cumulative Credit Impairments on Fixed Maturities, AFS
Three Months Ended March 31,
(Before tax)	2019
Balance as of beginning of period	$(19)
Additions for credit impairments recognized on [1]:
Fixed maturities previously impaired	(2)
Reductions for credit impairments previously recognized on:
Fixed maturities that matured or were sold during the period	3
Balance as of end of period	$(18)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	March 31, 2020					December 31, 2019
	Amortized Cost	ACL [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [2]
ABS	$1,368	$—	$6	$(26)	$1,348	$1,461	$18	$(3)	$1,476	$—
CLOs	2,168	—	—	(179)	1,989	2,186	5	(8)	2,183	—
CMBS	4,316	—	102	(116)	4,302	4,210	141	(13)	4,338	(4)
Corporate	16,744	(12)	585	(519)	16,798	16,435	986	(25)	17,396	—
Foreign govt./govt. agencies	1,058	—	28	(23)	1,063	1,057	66	—	1,123	—
Municipal	8,843	—	684	(30)	9,497	8,763	737	(2)	9,498	—
RMBS	4,052	—	96	(62)	4,086	4,775	97	(3)	4,869	—
U.S. Treasuries	924	—	198	—	1,122	1,191	75	(1)	1,265	—
Total fixed maturities, AFS	$39,473	$(12)	$1,699	$(955)	$40,205	$40,078	$2,125	$(55)	$42,148	$(4)

[1]
Represents the ACL recorded following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.

[2]
Represents the amount of cumulative non-credit impairment losses recognized in OCI on fixed maturities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2019.

Fixed Maturities, AFS, by Contractual Maturity Year
	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,197	$1,196	$1,082	$1,090
Over one year through five years	7,477	7,447	7,200	7,401
Over five years through ten years	7,032	7,053	7,395	7,803
Over ten years	11,863	12,784	11,769	12,988
Subtotal	27,569	28,480	27,446	29,282
Mortgage-backed and asset-backed securities	11,904	11,725	12,632	12,866
Total fixed maturities, AFS	$39,473	$40,205	$40,078	$42,148

Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of March 31, 2020 or December 31, 2019 other than U.S. government securities and certain U.S. government agencies.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of March 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,045	$(26)	$—	$—	$1,045	$(26)
CLOs	1,373	(123)	616	(56)	1,989	(179)
CMBS	1,379	(111)	18	(5)	1,397	(116)
Corporate	6,762	(493)	183	(26)	6,945	(519)
Foreign govt./govt. agencies	439	(23)	—	—	439	(23)
Municipal	719	(30)	—	—	719	(30)
RMBS	1,604	(60)	25	(2)	1,629	(62)
U.S. Treasuries	45	—	—	—	45	—
Total fixed maturities, AFS in an unrealized loss position	$13,366	$(866)	$842	$(89)	$14,208	$(955)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$398	$(3)	$9	$—	$407	$(3)
CLOs	679	(2)	923	(6)	1,602	(8)
CMBS	538	(7)	20	(6)	558	(13)
Corporate	789	(9)	328	(16)	1,117	(25)
Foreign govt./govt. agencies	101	—	29	—	130	—
Municipal	222	(2)	—	—	222	(2)
RMBS	614	(3)	68	—	682	(3)
U.S. Treasuries	88	—	34	(1)	122	(1)
Total fixed maturities, AFS in an unrealized loss position	$3,429	$(26)	$1,411	$(29)	$4,840	$(55)

As of March 31, 2020, fixed maturities, AFS in an unrealized loss position consisted of 2,204 fixed maturities, primarily in the corporate sectors, most notably energy issuers, as well as CLO and CMBS sectors, which were depressed largely due to widening of credit spreads since the fixed maturities were purchased. As of March 31, 2020, 94% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the three months ended March 31, 2020 was primarily attributable to wider credit spreads, partially offset by lower interest rates.
Most of the fixed maturities depressed for twelve months or more relate to the corporate and CLO sectors. Corporate fixed maturities and CLO securities were primarily depressed because current market spreads are wider than at the respective purchase dates. Certain other corporate fixed maturities were depressed because of their variable-rate coupons and long-dated maturities, and current credit spreads are wider than at their purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit impairments on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows. Given the uncertainty about the ultimate impact of the novel strain of coronavirus, specifically identified as the Coronavirus Disease 2019 ("COVID-19") on issuers of these securities, actual cash flows could ultimately deviate significantly from our expectations resulting in realized losses in future periods.
Mortgage Loans
ACL on Mortgage Loans
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized capital gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. The Company utilizes a third-party forecasting model to estimate lifetime expected credit losses at a loan level under multiple economic scenarios. The scenarios use macroeconomic data provided by an internationally recognized economics firm that

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

generates forecasts of varying economic factors such as GDP growth, unemployment and interest rates. The economic scenarios are projected over 10 years. The first two to four years of the 10-year period assume a specific modeled economic scenario (including moderate upside, moderate recession and severe recession scenarios) and then revert to historical long-term assumptions over the remaining period. Using these economic scenarios, the forecasting model projects property-specific operating income and capitalization rates used to estimate the value of a future operating income stream. The operating income and the property valuations derived from capitalization rates are compared to loan payment and principal amounts to create debt service coverage ratios ("DSCRs") and LTVs over the forecast period. The model overlays historical data about mortgage loan performance based on DSCRs and LTVs and projects the probability of default, amount of loss given a default and resulting expected loss through maturity for each loan under each economic scenario. Economic scenarios are probability-weighted based on a statistical analysis of the forecasted economic factors and qualitative analysis. The Company records the change in the ACL on mortgage loans based on the weighted-average expected credit losses across the selected economic scenarios. In response to significant economic stress experienced as a result of the COVID-19 pandemic, the Company increased the weight of both moderate and severe recession scenarios in our estimate of the ACL as of March 31, 2020. The ultimate impact to The Company’s financial statements could vary significantly from our estimates depending on, among other things, the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective. The impact on our commercial mortgage loan portfolio will also be impacted by borrower behavior in response to the economic stress. Borrowers with lower LTVs have an incentive to continue to make payments of principal and/or interest in order to preserve the equity they have in the underlying commercial real estate properties. As property values decline, borrowers have less incentive to continue to make payments.
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. As of March 31, 2020, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
Estimates of collectibility from an individual borrower requires the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates.
As of March 31, 2020, mortgage loans had an amortized cost of $4.4 billion and carrying value of $4.4 billion, with an ACL of $21. As of December 31, 2019, mortgage loans had an amortized cost of $4.2 billion and carrying value of $4.2 billion, with no valuation allowance. The increase in the allowance is attributable to both the recognition of an ACL in connection with the adoption of accounting guidance for credit losses on January 1, 2020 and to the impact of COVID-19 on weighted-average expected credit losses given the greater probability assigned to recession scenarios. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
There were no mortgage loans held-for-sale as of March 31, 2020 or December 31, 2019. As of March 31, 2020, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

ACL on Mortgage Loans
	Three Months Ended March 31,
	2020	2019
ACL as of January 1,	$—	$(1)
Cumulative effect of accounting changes [1]	(19)
Adjusted beginning ACL	(19)	(1)
Current period provision	(2)	—
ACL as of March 31,	$(21)	$(1)

[1]
Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.

The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of March 31, 2020, while the weighted-average LTV ratio at origination of these loans was 61%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans LTV & DSCR by Origination Year as of March 31, 2020
	2020		2019		2018		2017		2016		2015 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$—	—	$90	1.48x	$175	1.80x	$48	1.06x	$33	1.35x	$16	1.52x	$362	1.57x
Less than 65%	202	2.51x	898	2.52x	523	2.01x	462	2.00x	255	2.83x	1,672	2.87x	4,012	2.56x
Total mortgage loans	$202	2.51x	$988	2.43x	$698	1.96x	$510	1.91x	$288	2.66x	$1,688	2.86x	$4,374	2.48x
[1] Amortized cost of mortgage loans excludes ACL of $21.

Mortgage Loans LTV & DSCR
	December 31, 2019
Loan-to-value	Amortized Cost	Avg. DSCR
65% - 80%	376	1.53x
Less than 65%	3,839	2.56x
Total mortgage loans	$4,215	2.46x

Mortgage Loans by Region
	March 31, 2020		December 31, 2019
	Amortized Cost [1]	Percent of Total	Amortized Cost	Percent of Total
East North Central	$285	6.5%	$270	6.4%
Middle Atlantic	327	7.5%	319	7.5%
Mountain	118	2.7%	109	2.6%
New England	338	7.7%	344	8.2%
Pacific	966	22.1%	906	21.5%
South Atlantic	986	22.5%	944	22.4%
West North Central	44	1.0%	46	1.1%
West South Central	476	10.9%	439	10.4%
Other [2]	834	19.1%	838	19.9%
Total mortgage loans	$4,374	100.0%	$4,215	100.0%

[1]	Amortized cost of mortgage loans excludes ACL of $21.

[2]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2020		December 31, 2019
	Amortized Cost [1]	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$1,234	28.2%	$1,167	27.7%
Multifamily	1,389	31.8%	1,313	31.2%
Office	741	16.9%	723	17.2%
Retail	835	19.1%	735	17.4%
Single Family	135	3.1%	137	3.2%
Other	40	0.9%	140	3.3%
Total mortgage loans	$4,374	100.0%	$4,215	100.0%
[1] Amortized cost of mortgage loans excludes ACL of $21.

Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of March 31, 2020 and December 31, 2019, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of March 31, 2020, under this program, the Company serviced mortgage loans with a total outstanding principal of $6.6 billion, of which $3.6 billion was serviced on behalf of third parties and $3.0 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2019, the Company serviced mortgage loans with a total outstanding principal balance of $6.4 billion, of which $3.5 billion was serviced on behalf of third parties and $2.9 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of March 31, 2020 and December 31, 2019, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
Purchased Financial Assets with Credit Deterioration
Purchased financial assets with credit deterioration ("PCD") are purchased financial assets with a “more-than-insignificant” amount of credit deterioration since origination. PCD assets are assessed only at initial acquisition date and for any investments identified, the Company records an allowance at acquisition with a corresponding increase to the amortized cost basis. As of March 31, 2020, the Company held no PCD fixed maturities, AFS or mortgage loans.
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
Consolidated VIEs
As of March 31, 2020 and December 31, 2019, the Company did not hold any securities for which it is the primary beneficiary.
Non-consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2020 and December 31, 2019 was limited to the total carrying value of $1.2 billion and $1.1 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the Company has outstanding commitments totaling $772 and $851, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2019 Form 10-K Annual Report.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLOs, CMBS and RMBS and are reported in fixed maturities, AFS, and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

Securities Lending, Repurchase Agreements, and Other Collateral Transactions and Restricted Investments
The Company enters into securities financing transactions as a way to earn additional income or manage liquidity, primarily through securities lending and repurchase agreements.

Securities Lending and Repurchase Agreements
	March 31, 2020	December 31, 2019
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$344	$606
Gross amount of associated liability for collateral received [1]	$352	$621

Repurchase agreements:
Gross amount of recognized receivables for reverse repurchase agreements	$14	$15

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short-term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $0 and $34 which are excluded from the Company's Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.

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
Under repurchase agreements, the Company transfers collateral of U.S. government and government agency securities and receives cash. For repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements require additional collateral to be transferred under specified conditions and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Condensed Consolidated Balance Sheets. The Company accounts for the repurchase agreements as collateralized borrowings. The securities transferred under repurchase agreements are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets.
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. The receivable for reverse repurchase agreements is included within short-term investments in the Company's Condensed Consolidated Balance Sheets.
Other Collateral Transactions
As of March 31, 2020 and December 31, 2019, the Company pledged collateral of $34 and $37, respectively, of U.S. government securities and municipal securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 7 - Derivatives of Notes to Condensed Consolidated Financial Statements.
Other Restricted Investments
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of March 31, 2020 and December 31, 2019, the fair value of securities on deposit was $2.5 billion and $2.3 billion, respectively.
In addition, as of March 31, 2020, the Company held fixed maturities and short-term investments of $573 and $50, respectively, in trust for the benefit of syndicate policyholders and other investments of $40 primarily consisting of overseas deposits in various countries with Lloyd's of London ("Lloyd's") to support underwriting activities in those countries. As of December 31, 2019, the Company held fixed maturities and short-term investments of $447 and $189, respectively, in trust and other investments of $38 primarily consisting of overseas deposits in various countries with Lloyd's. Lloyd's is an insurance market-place operating worldwide. Lloyd's does not underwrite risks. The Company accepts risks as the sole member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate").
7. DERIVATIVES
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies.
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2019 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or debt instruments issued. The hedge strategies by hedge accounting designation include:
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on variable-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on the 3 month LIBOR + 2.125% junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 13 - Debt of Notes to the Consolidated Financial Statements, included in The Hartford's 2019 Form 10-K Annual Report.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign currency swaps are used to convert foreign currency denominated cash flows related to certain investment receipts to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of March 31, 2020 and December 31, 2019, the notional amount of interest rate swaps in offsetting relationships was $7.6 billion.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. The Company may at times enter into foreign currency forwards to hedge non-U.S. dollar denominated cash.
Equity Index Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. The Company also enters into covered call options on equity securities to generate additional return.
Derivative Balance Sheet Classification
For reporting purposes, the Company has elected to offset within assets or liabilities, based upon the net of the fair value amounts, income accruals and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar. 31, 2020	Dec. 31, 2019	Mar. 31, 2020	Dec. 31, 2019	Mar. 31, 2020	Dec. 31, 2019	Mar. 31, 2020	Dec. 31, 2019
Cash flow hedges
Interest rate swaps	$2,340	$2,040	$1	$—	$1	$1	$—	$(1)
Foreign currency swaps	287	270	26	(1)	26	3	—	(4)
Total cash flow hedges	2,627	2,310	27	(1)	27	4	—	(5)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,333	9,338	(89)	(59)	6	3	(95)	(62)
Foreign exchange contracts
Foreign currency swaps and forwards	485	464	1	(1)	2	—	(1)	(1)
Credit contracts
Credit derivatives that purchase credit protection	122	124	7	(3)	7	—	—	(3)
Credit derivatives that assume credit risk [1]	250	500	(2)	13	—	13	(2)	—
Credit derivatives in offsetting positions	26	29	—	—	4	5	(4)	(5)
Equity contracts
Equity index swaps and options	11	941	—	(15)	1	15	(1)	(30)
Total non-qualifying strategies	9,227	11,396	(83)	(65)	20	36	(103)	(101)
Total cash flow hedges and non-qualifying strategies	$11,854	$13,706	$(56)	$(66)	$47	$40	$(103)	$(106)
Balance Sheet Location
Fixed maturities, available-for-sale	$253	$244	$—	$—	$—	$—	$—	$—
Other investments	1,046	1,277	10	12	13	13	(3)	(1)
Other liabilities	10,555	12,185	(66)	(78)	34	27	(100)	(105)
Total derivatives	$11,854	$13,706	$(56)	$(66)	$47	$40	$(103)	$(106)

[1]	The derivative instruments related to this strategy are held for other investment purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of March 31, 2020
Other investments	$47	$43	$10	$(6)	$2	$2
Other liabilities	$(103)	$(13)	$(66)	$(24)	$(81)	$(9)
As of December 31, 2019
Other investments	$40	$37	$12	$(9)	$1	$2
Other liabilities	$(106)	$(23)	$(78)	$(5)	$(73)	$(10)

[1]	Included in other investments in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
	2020	2019
Interest rate swaps	$32	$7
Foreign currency swaps	28	—
Total	$60	$7

Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,
	2020		2019
	Net Realized Capital Gain/(Loss)	Net Investment Income	Net Realized Capital Gain/(Loss)	Net Investment Income
Interest rate swaps	$—	$3	$—	$—
Foreign currency swaps	—	1	—	1
Total	$—	$4	$—	$1

Total amounts presented on the Condensed Consolidated Statement of Operations	$(231)	$459	$163	$470

As of March 31, 2020, the Company had $38 of before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses)

as an adjustment to net investment income over the term of the investment cash flows.
During the three months ended March 31, 2020 and 2019, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
	2020	2019
Foreign exchange contracts
Foreign currency swaps and forwards	$3	$1
Interest rate contracts
Interest rate swaps, swaptions, and futures	20	(8)
Credit contracts
Credit derivatives that purchase credit protection	6	1
Credit derivatives that assume credit risk	(12)	21
Equity contracts
Equity index swaps and options	75	—
Total [1]	$92	$15

[1]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions that are permissible under the Company's investment policies. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard diversified portfolios of corporate and CMBS issuers. The diversified portfolios of corporate and CMBS issuers are established within sector concentration limits and may be divided into tranches that possess different credit ratings.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of March 31, 2020
Single name credit default swaps
Investment grade risk exposure	$100	$(1)	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	150	(1)	5 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	13	(4)	Less than 1 year	CMBS Credit	CCC-	13	4
Total [5]	$263	$(6)				$13	$4
As of December 31, 2019
Single name credit default swaps
Investment grade risk exposure	$100	$3	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	400	10	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	1	—	Less than 1 year	CMBS Credit	A	1	—
Below investment grade risk exposure	14	(5)	Less than 1 year	CMBS Credit	CCC-	14	5
Total [5]	$515	$8				$15	$5

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

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2020 and December 31, 2019, the Company pledged cash collateral with a fair value of less than $1 associated with derivative instruments. The collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of March 31, 2020 and December 31, 2019, the Company also pledged securities collateral associated with derivative instruments with a fair value of $91 and $78, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of March 31, 2020 and December 31, 2019, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $113 and $88, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.

As of March 31, 2020 and December 31, 2019, the Company accepted cash collateral associated with derivative instruments of $37 and $16, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of March 31, 2020 and December 31, 2019, with a fair value of $2 and $1, respectively, which the Company has the right to sell or repledge. As of March 31, 2020 and December 31, 2019, the Company had no repledged securities and no securities held as collateral have been sold. Non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances
As of March 31, 2020
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums	$4,074
Receivables for loss within a deductible and retrospectively-rated policy premiums, by credit quality:
AAA	—
AA	150
A	71
BBB	216
BB	112
Below BB	74
Total receivables for losses within a deductible and retrospectively-rated policy premiums	623

Total Premiums Receivable and Agents' Balances, Gross	4,697
ACL	(139)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,558

ACL on Premiums Receivable and Agents' Balances
Premium receivable and agents' balances, excluding receivables for losses within a deductible and retrospectively-rated policy premiums, are primarily comprised of premiums due from policyholders, which are typically collectible within one year or less. The Company had an immaterial amount of receivables with a due date of more than one year that are past-due. Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods.
For these balances, the ACL is estimated based on an aging of receivables based on recent historical credit loss history and collection experience, adjusted for current economic conditions and reasonable and supportable forecasts, when appropriate. In response to significant economic stress experienced as a result of the COVID-19 pandemic, the Company increased the expected loss factors used to estimate the ACL based on collections experience during past moderate and severe recessions as well as experience during periods, as is the case now, when we provided policyholders additional time to make premiums payments. The ultimate impact to The Company’s financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective.

A portion of the Company's Commercial Lines business is written with large deductibles or under retrospectively-rated plans. Under some commercial insurance contracts with a large deductible, the Company is obligated to pay the claimant the full amount of the claim and the Company is subsequently reimbursed by the policyholder for the deductible amount. As such, the Company is subject to credit risk until reimbursement is made. Retrospectively-rated policies are utilized primarily for workers' compensation coverage, whereby the ultimate premium is adjusted based on actual losses incurred. Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements, and oversight.
The ACL for receivables for loss within a deductible and retrospectively-rated policy premiums is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default and the amount of loss given a default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other credit enhancement, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The loss given default factors are based on a study of historical recovery rates for general creditors through multiple economic cycles. The Company's evaluation of the required ACL for receivables for loss within a deductible and retrospectively-rated policy premiums considers the current economic environment as well as the probability-weighted macroeconomic scenarios similar to the approach used for estimating the ACL for mortgage loans. See Note 6 - Investments of Notes to Condensed Consolidated Financial Statements. In response to significant economic stress experienced as a result of the COVID-19 pandemic, the Company increased the weight of both a moderate and severe recession scenario in our estimate of the ACL as of March 31, 2020. The ultimate impact to the Company’s financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended March 31, 2020
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total
Beginning ACL	$(85)	$(60)	$(145)
Cumulative effect of accounting change [1]	2	21	23
Adjusted beginning ACL	(83)	(39)	(122)
Current period provision	(28)	(2)	(30)
Current period gross write-offs	15	—	15
Current period gross recoveries	(2)	—	(2)
Ending ACL	$(98)	$(41)	$(139)

[1]
Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

The cumulative effect of accounting changes is attributable to the recognition of an ACL in connection with the adoption of accounting guidance for credit losses on January 1, 2020 that was less than the allowance recognized under the prior guidance. The adjusted beginning ACL was based on the Company’s historical loss information adjusted for current conditions and the forecasted economic environment at the time the guidance was adopted. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements. The increase in the allowance during the three months ended March 31, 2020 is primarily due to adjusting loss factors on premiums receivables and giving more weight to recession scenarios on receivables for loss within a deductible and retrospectively-rated policy premiums in response to the COVID-19 pandemic, as discussed above.
The Company records total credit loss expenses related to premiums receivable in insurance operating costs and other expenses. Write-offs of premiums receivable and agents' balances and any related ACL are recorded in the period in which the balance is deemed uncollectible.
9. REINSURANCE
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reinsurance Recoverables by Credit Quality Indicator as of March 31, 2020
	Property and Casualty	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$1,232	$—	$—	$1,232
A+	1,735	236	316	2,287
A	519	—	—	519
A-	34	10	—	44
B++	685	—	3	688
Below B++	23	1	—	24
Total Rated by A.M. Best	4,228	247	319	4,794
Mandatory (Assigned) and Voluntary Risk Pools	261	—	—	261
Captives	328	—	—	328
Other not rated companies	322	8	—	330
Gross Reinsurance Recoverables	5,139	255	319	5,713
Allowance for uncollectible reinsurance	(114)	(1)	(2)	(117)
Net Reinsurance Recoverables	$5,025	$254	$317	$5,596
The Company had no reinsurance recoverables with a due date of one year or more that are past-due. Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods, generally 30, 60 or 90 days.
To manage reinsurer credit risk, a reinsurance security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration, and establishes limits tiered by reinsurer credit rating.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral or other credit enhancement, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers.
The Company periodically evaluates the recoverability of its reinsurance recoverable assets and establishes an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an ACL and an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.
The ACL is estimated as the amount of reinsurance recoverables exposed to loss multiplied by estimated factors for the probability of default and the amount of loss given a default. The probability of default is assigned based on each reinsurer's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The loss given default factors are based on a study of historical recovery rates for general creditors of corporations through multiple economic cycles or, in the case of purchased annuities funding structured settlements accounted for as reinsurance, historical recovery rates for annuity contract holders.
As shown in the table above, a portion of the total gross reinsurance recoverable balance relates to the Company’s participation in various mandatory (assigned) and voluntary risk pools. Reinsurance recoverables due from pools are backed by the financial position of all insurance companies participating in the pools and the credit backing the reinsurance recoverable is not limited to the financial strength of each pool. The mandatory pools generally are funded through policy assessments or surcharges and if any participant in the pool defaults, remaining liabilities are apportioned among the other members.
The Company's evaluation of the required ACL for reinsurance recoverables considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 6 - Investments of Notes to Condensed Consolidated Financial Statements. Insurance companies, including reinsurers, are regulated and hold risk-based capital to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance recoverables. As a result, there is limited history of losses from insurer defaults. In response to significant economic stress experienced as a result of the COVID-19 pandemic, the Company increased the weight of both a moderate and severe recession in our estimate of the ACL as of March 31, 2020. The Company expects the impact to reinsurers to be somewhat mitigated by their regulated capital and liquidity positions. The ultimate impact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the Company’s financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective. The following table presents the activity within the Company’s ACL for reinsurance recoverables.
Allowance for Uncollectible Reinsurance

	For the three months ended March 31, 2020
	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$(114)	$—	$—	$(114)
Beginning allowance for disputed amounts	(66)	—	—	(66)
Beginning ACL	(48)	—	—	(48)
Cumulative effect of accounting change [1]	—	(1)	(1)	(2)
Adjusted beginning ACL	(48)	(1)	(1)	(50)
Current period provision	(1)	—	(1)	(2)
Ending ACL	(49)	(1)	(2)	(52)
Ending allowance for disputed amounts	(65)	—	—	(65)
Ending allowance for uncollectible reinsurance	$(114)	$(1)	$(2)	$(117)
[1] Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies
The increase in the beginning allowance is attributable to the cumulative effect of the accounting change in connection with the adoption of accounting guidance for credit losses on January 1, 2020 that was more than the allowance recognized under the prior guidance. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements. The increase in the allowance during the three months ended March 31, 2020 is primarily due to giving more weight to recession scenarios in response to the COVID-19 pandemic, as discussed above.
The Company records credit loss expenses related to reinsurance recoverables in benefits losses and loss adjustment expenses. Write-offs of reinsurance recoverables and any related ACL are recorded in the period in which the balance is deemed uncollectible. Expected recoveries are included in the estimate of the ACL. There were no write-offs or recoveries for the period ended March 31, 2020.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2020	2019
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$28,261	$24,584
Reinsurance and other recoverables	5,275	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,986	20,352
Provision for unpaid losses and loss adjustment expenses
Current accident year	1,883	1,641
Prior accident year development [1]	23	(11)
Total provision for unpaid losses and loss adjustment expenses	1,906	1,630
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(29)	—
Payments
Current accident year	(304)	(271)
Prior accident years	(1,491)	(1,309)
Total payments	(1,795)	(1,580)
Foreign currency adjustment	(20)	—
Ending liabilities for unpaid losses and loss adjustment expenses, net	23,048	20,402
Reinsurance and other recoverables	5,332	4,209
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,380	$24,611
[1] Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators adverse development cover ('Navigators ADC') which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from National Indemnity Company ("NICO"). For additional information regarding the Navigators ADC agreement, please refer to Adverse Development Covers discussion below.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unfavorable (Favorable) Prior Accident Year Development

	For the three months ended March 31,
	2020	2019
Workers’ compensation	$(17)	$(20)
Workers’ compensation discount accretion	9	8
General liability	12	6
Marine	—	—
Package business	1	5
Commercial property	(7)	(2)
Professional liability	1	—
Bond	—	—
Assumed reinsurance	—	—
Automobile liability - Commercial Lines	5	—
Automobile liability - Personal Lines	(6)	(5)
Homeowners	(2)	1
Net asbestos reserves	—	—
Net environmental reserves	—	—
Catastrophes	(13)	(8)
Uncollectible reinsurance	—	—
Other reserve re-estimates, net	11	4
Prior accident year development before change in deferred gain	(6)	(11)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	29	—
Total prior accident year development	$23	$(11)

[1] The change in deferred gain for the three months ended March 31, 2020 primarily included increased reserves for marine and, to a lesser extent, prior accident year catastrophes.
Re-estimates of prior accident year reserves for the three months ended March 31, 2020
Workers’ compensation reserves were reduced on national account business within middle & large commercial, driven by lower than previously estimated claim severity for the 2014 and prior accident years.
General liability reserves were increased, primarily related to guaranteed cost construction business for accident years 2016 to 2019 as incurred losses are developing higher than previously expected for premises and operations claims and product liability claims, partly due to a change in industry mix and a heavier concentration of losses in California than initially assumed.
Marine reserves were increased principally due to an increase in domestic marine liability, mostly in accident years 2017 and 2018 due to a higher number of large losses. The increase in marine reserves is included as a component of the change in deferred gain under retroactive reinsurance in the above table.

Commercial property reserves were decreased for accident year 2019 due to favorable developments on marine and middle market property claims.
Automobile liability reserves were decreased in Personal Lines principally due to lower than previously expected AARP Direct auto liability claim severity for the 2018 accident year. Auto liability reserves were increased in Commercial Lines primarily due to higher than expected large losses on national accounts in the first quarter of 2020 related to accident years 2015 to 2017.
Catastrophes reserves were reduced, primarily due to a reduction in estimated catastrophes for the 2019 accident year and a reduction in estimated reserves for 2017 California wildfires, partially offset by an increase in reserves for 2019 typhoons Hagibis and Faxai in Asia.
In December, 2019, the judge overseeing the bankruptcy of PG&E Corporation and Pacific Gas and Electric Company (together, “PG&E”) approved an $11 billion settlement with insurers representing approximately 85 percent of insurance subrogation claims to resolve all such claims arising from the 2017 Northern California wildfires and 2018 Camp wildfire. The bankruptcy court has also approved PG&E’s settlement with individual wildfire claimants with a portion of the settlement amount to be paid to individual plaintiffs in the form of PG&E stock. Those settlements are subject to confirmation by the bankruptcy court of a chapter 11 plan of reorganization ("PG&E Plan") which implements the terms of the settlements. If the PG&E Plan is approved, certain of the Company’s insurance subsidiaries would be entitled to settlement payments of subrogation claims. Based on reserve estimates submitted with the subrogation request, the amount our subsidiaries could collect from PG&E, if any, would be approximately $300 to $325 but could be more or less than that amount depending on how the Company’s ultimate paid claims subject to subrogation compare to other insurers’ ultimate paid claims subject to subrogation. Confirmation of the PG&E Plan and amount of the Company’s ultimate subrogation recoveries from PG&E are subject to uncertainty, particularly given objections raised by legal counsel for some of the individual plaintiffs now advising rejection of the PG&E Plan given concerns over the potential value of the PG&E shares to be received under the settlement. If the PG&E Plan is not approved, PG&E may not have sufficient capital to meet individual claims and subrogation payments and the amount the Company collects as subrogation recoveries could be reduced.
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
Other reserve re-estimates, net, primarily included an increase in reserves on pool participations.

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

Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit.  Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. As of March 31, 2020, the Company has incurred $640 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $860 of available limit remaining under the A&E ADC.
Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased the Navigators ADC, an aggregate excess of loss reinsurance agreement covering adverse reserve development, from NICO, on behalf of Navigators Insurers. Under the Navigators ADC, the Navigators Insurers paid NICO a reinsurance premium of $91 in exchange for reinsurance coverage of $300 of adverse net loss reserve development that attaches $100 above the Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018 subject to the treaty of $1.816 billion for accidents and losses prior to December 31, 2018.
As of March 31, 2020, the Company has recorded a reinsurance recoverable under the Navigators ADC of $136 as estimated cumulative ceded loss development on the 2018 and prior accident year reserves of $236 exceed the $100 deductible. While the reinsurance recoverable is $136, the Company has also recorded a $45 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. As the Company has ceded $136 of the $300 available limit, there is $164 of remaining limit available as of March 31, 2020.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2020	2019
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,256	$8,445
Reinsurance recoverables [1]	246	239
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,010	8,206
Provision for unpaid losses and loss adjustment expenses
Current incurral year	1,148	1,150
Prior year's discount accretion	57	58
Prior incurral year development [2]	(163)	(120)
Total provision for unpaid losses and loss adjustment expenses [3]	1,042	1,088
Payments
Current incurral year	(278)	(314)
Prior incurral years	(821)	(855)
Total payments	(1,099)	(1,169)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,953	8,125
Reinsurance recoverables	249	237
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,202	$8,362

[1]
Reflects a cumulative effect adjustment of $(1) representing an adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. See Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information.

[2]	Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.

[3]
Includes unallocated loss adjustment expenses of $44 and $46 for the three months ended March 31, 2020 and 2019, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

Re-estimates of prior incurral years reserves for the three months ended March 31, 2020
Group disability- Prior period reserve estimates decreased by approximately $100 largely driven by group long-term disability claim incidence lower than prior assumptions and strong recoveries on prior incurral year claims.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $50 largely driven by lower prior year mortality than prior assumptions in group life and lower than previously expected claim incidence in group life premium waiver.
Re-estimates of prior incurral years reserves for the three months ended March 31, 2019
Group disability- Prior period reserve estimates decreased by approximately $105 largely driven by group long-term disability claim recoveries higher than prior reserve assumptions and claim incidence lower than prior assumptions. New York Paid Family Leave also experienced favorable claim emergence compared to prior estimates.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $10 largely driven by lower than previously expected claim incidence in group life premium waiver.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
Liability balance, as of January 1, 2020	$635
Incurred	18
Paid	(22)
Change in unrealized investment gains and losses	(2)
Liability balance, as of March 31, 2020	$629
Reinsurance recoverable asset, as of January 1, 2020	$31
Incurred	(1)
Paid	—
Reinsurance recoverable asset, as of March 31, 2020	$30

Liability balance, as of January 1, 2019	$642
Incurred	27
Paid	(28)
Change in unrealized investment gains and losses	7
Liability balance, as of March 31, 2019	$648
Reinsurance recoverable asset, as of January 1, 2019	$27
Incurred	5
Paid	(2)
Reinsurance recoverable asset, as of March 31, 2019	$30

[1]Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities which are in the Corporate category.
12. DEBT
Senior Notes
On March 30, 2020, The Hartford repaid at maturity the $500 principal amount of its 5.5% senior notes.
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford has two letter of credit facility agreements: the Club Facility and the Bilateral Facility, which are used to provide a portion of the capital requirements at Lloyd's. As of March 31, 2020, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility and $18 was outstanding under the Bilateral Facility. As of March 31, 2020, the Bilateral Facility has unused capacity of $3 for issuance of additional letters of credit. Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding tangible net worth and Funds at Lloyd's ("FAL"). As of March 31, 2020, Navigators Group was in compliance with all financial covenants.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended March 31,
	2020	2019
Tax provision at U.S. federal statutory rate	$72	$163
Tax-exempt interest	(12)	(15)
Executive compensation	5	4
Increase in deferred tax valuation allowance	6	—
Stock-based compensation	(1)	(3)
Other	1	(4)
Provision for income taxes	$71	$145

Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$14	$14
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Balance, end of period	$14	$14

The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
Other Tax Matters
On March 27, 2020, as part of the business stimulus package in response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of net operating losses ("NOLs") generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax ("AMT") credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property.
The legislation does not have a material impact on the Company due to the lack of taxable income in carryback periods and the fact that the Company was already expecting to receive a refund or reduction of regular tax payable for all the remaining AMT credits in 2020.
As of March 31, 2020 the Company had remaining AMT credit carryovers of $410 which are reflected as a current income tax receivable within other assets in the accompanying Condensed Consolidated Balance Sheets. In the second quarter of 2020, the Company expects to receive a $205 refund of AMT credits, with the remaining balance of $205 refunded in the second half of the year.
The Company has net operating loss carryforwards in the United States and the United Kingdom for which future tax benefits of $3 and $2, respectively, have been recognized and are included in the Condensed Consolidated Balance Sheet as a component of the net deferred tax asset for the period ended March 31, 2020. The Company also has NOLs of $4 in the U.K. and $6 in other foreign jurisdictions for which a valuation allowance of $10 has been established. This assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions. Apart from the NOLs for which a valuation allowance has been established, the Company projects there will be sufficient future taxable income to fully recover the remainder of the NOL carryovers though the Company's estimate of the likely realization may change over time. The U.S. NOL carryovers, if unused, would expire between 2028 and 2036. The foreign NOLs do not expire.
Management has assessed the need for a valuation allowance against its deferred tax assets based on tax character and jurisdiction. In making the assessment, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties discussed  under “Regulatory and Legal Risks” of the Risk Factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as amended in Part II Item 1A herein, and in the following discussion under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
For its Run-off A&E, as of March 31, 2020, the Company reported $842 of net asbestos reserves and $112 of net environmental reserves. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of March 31, 2020, the Company has incurred $640 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $860 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. For more information on the A&E ADC, refer to Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2019 Form 10-K Annual Report.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of

March 31, 2020 was $90. For this $90, the legal entities have posted collateral of $90 in the normal course of business. Based on derivative market values as of March 31, 2020, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of March 31, 2020, a downgrade of two levels below the current financial strength ratings by either Moody's or S&P would require an additional $7 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Guarantees
The Hartford has guaranteed the timely payment of contractual claims under certain life, accident and health and annuity contracts issued by its former life and annuity business with most of the guaranteed contracts issued between 1990 and 1997 (the "Talcott Guarantees"). Upon the sale of the life and annuity business in May 2018, the purchaser indemnified the Company for any liability arising under the guarantees. The Talcott Guarantees cover contractual obligations only but otherwise have no limitation as to maximum potential future payments. Prior to January 1, 2020, the Company had not recorded a liability because the likelihood of any payment under the Talcott Guarantees is remote. Upon adoption of new credit loss guidance on January 1, 2020, the Company estimated a liability for credit loss ("LCL") of $25. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
The LCL is calculated for the estimated amount payable under guaranteed contracts multiplied by the probability of default and the amount of loss given a default. The probability of default is assigned by credit rating of the applicable insurance company that issued the contract and is based on historical insurance industry defaults for liabilities with similar durations estimated through multiple economic cycles. Credit ratings are current and forward-looking and consider a variety of economic outcomes. Because annuities represent the majority of the contracts issued, the loss given default factors are based on a historical study of annuity policyholder recoveries from insolvent estate assets. The Company's exposure is expected to run-off over a period that will include more than one economic cycle.
The Company's evaluation of the required LCL for the Talcott Guarantees considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 6 - Investments of Notes to Condensed Consolidated Financial Statements. In response to significant economic stress experienced as a result of the COVID-19 pandemic, the Company increased the weight of both a moderate and severe recession scenario in our estimate of the LCL as of March 31, 2020. The ultimate impact to the Company’s financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective. The Company has never experienced a loss on financial guarantees of this nature and we believe the risk of loss is remote.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded total credit loss expense of $1 related to the Talcott Guarantees in insurance operating costs and other expenses for the period ended March 31, 2020 as a result of giving increased weight to recession scenarios in response to the COVID-19 pandemic, as discussed above.
15. EQUITY
Equity Repurchase Program
In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. During the three months ended March 31, 2020, the Company repurchased 2.7 million common shares for $150. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
16. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2020
	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,684	$(3)	$9	$34	$(1,672)	$52
OCI before reclassifications	(1,015)	1	47	(8)	(1)	(976)
Amounts reclassified from AOCI	(42)	—	(3)	—	12	(33)
OCI, net of tax	(1,057)	1	44	(8)	11	(1,009)
Ending balance	$627	$(2)	$53	$26	$(1,661)	$(957)

Reclassifications from AOCI
	Three Months Ended March 31, 2020	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$53	Net realized capital gains (losses)
	53	Total before tax
	11	Income tax expense
	$42	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$3	Net investment income
Foreign currency swaps	1	Net investment income
	4	Total before tax
	1	Income tax expense
	$3	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	Insurance operating costs and other expenses
	(15)	Total before tax
	(3)	Income tax expense
	$(12)	Net income
Total amounts reclassified from AOCI	$33	Net income

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

17. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial

Statements included in The Hartford’s 2019 Annual Report on Form 10-K.

Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Service cost	$1	$1	$—	$—
Interest cost	32	39	2	2
Expected return on plan assets	(54)	(57)	(1)	(1)
Amortization of prior service credit	—	—	(2)	(1)
Amortization of actuarial loss	15	11	2	1
Net periodic cost (benefit)	$(6)	$(6)	$1	$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. SUBSEQUENT EVENTS
Since March 31, 2020, governments worldwide continue to enact emergency measures to combat the spread of the novel strain of coronavirus, specifically identified as the Coronavirus Disease 2019 ("COVID-19") pandemic. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown.  As a result, global equity markets continue to experience significant volatility and weakness which have prompted governments and central banks to react with significant monetary and fiscal interventions designed to stabilize economic conditions.  The duration and impact of the COVID-19 pandemic is unknown at this time, as is the effectiveness of those interventions. In addition, in April 2020, a number of states have ordered or requested that we issue refunds or credits to personal lines and commercial lines policyholders, retroactive to the month of March in some cases, given layoffs and reduced economic activity associated with the COVID-19 pandemic to the extent those effects have reduced the Company’s exposure to risk. The Company is evaluating these orders and will seek to obtain further information from the regulators to determine the financial effects, if any, beyond those the Company has already contemplated.  It is not possible to reliably estimate the length and severity of these developments and the impact on the financial condition, operating results or liquidity of the Company and its operating subsidiaries in future periods.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 4 and 5 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion; Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q; Part I, Item 1A, Risk Factors in The Hartford’s 2019 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
On May 23, 2019, the Company completed the acquisition of Navigators Group, a specialty underwriter. For discussion of this transaction, see Note 2 - Business Acquisition of Notes to Condensed Consolidated Financial Statements.
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
Book Value per Diluted Share excluding accumulated other comprehensive income ("AOCI")- This is a non-GAAP per share measure that is calculated by dividing (a) common stockholders' equity, excluding AOCI, after tax, by (b) common shares outstanding and dilutive potential common shares. The Company provides this measure to enable investors to analyze the amount of the Company's net worth that is primarily attributable to the Company's business operations. The Company believes that excluding AOCI from the numerator is useful to investors because it eliminates the effect of items that can fluctuate significantly from period to period, primarily based on changes in interest rates. Book value per diluted share is the most directly comparable U.S. GAAP measure.
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

•
Change in valuation allowance on deferred taxes related to non-core components of pre-tax income - These changes in valuation allowances are excluded from core earnings because they relate to non-core components of pre-tax income, such as tax attributes like capital loss carryforwards.

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
Net income (loss) and net income (loss) available to common stockholders are the most directly comparable U.S. GAAP measures to core earnings. Core earnings should not be considered as a substitute for net income (loss) or net income (loss) available to common stockholders and does not reflect the overall profitability of the Company’s business. Therefore, The Hartford believes that it is useful for investors to evaluate net income (loss), net income (loss) available to common stockholders, and core earnings when reviewing the Company’s performance.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended March 31,
	2020	2019
Net income	$273	$630
Preferred stock dividends	5	5
Net income available to common stockholders	268	625
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized capital losses (gains) excluded from core earnings, before tax	232	(160)
Integration and transaction costs associated with acquired business, before tax	13	10
Change in deferred gain on retroactive reinsurance, before tax	29	—
Income tax expense (benefit)	(57)	32
Core earnings	$485	$507
Core Earnings Margin- The Hartford uses the non-GAAP measure core earnings margin to evaluate, and believes it is an important measure of, the Group Benefits segment's operating performance. Core earnings margin is calculated by dividing core earnings by revenues, excluding buyouts and realized gains (losses). Net income margin, calculated by dividing net income by revenues, is the most directly comparable U.S. GAAP measure. The Company believes that core earnings margin provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses) as well as other items excluded in the calculation of core earnings. Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both core earnings margin and net income margin when reviewing performance. A reconciliation of net income margin to core earnings margin is set forth in the Results of Operations section within MD&A - Group Benefits.
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
Loss Ratio, excluding Buyouts- utilized for the Group Benefits segment and is expressed as a ratio of benefits, losses and loss adjustment expenses, excluding those related to buyout premiums, to premiums and other considerations, excluding buyout premiums. Since Group Benefits occasionally buys a block of claims for a stated premium amount, the Company excludes this buyout from the loss ratio used for evaluating the profitability of the business as buyouts may distort the loss ratio. Buyout premiums represent takeover of open claim liabilities and other non-recurring premium amounts.
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
Return on Assets (“ROA”), Core Earnings- The Company uses this non-GAAP financial measure to evaluate, and believes is an important measure of, the Hartford Funds segment’s operating performance. ROA, core earnings is calculated by dividing annualized core earnings by a daily average AUM. ROA is the most directly comparable U.S. GAAP measure.

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
Underlying Combined Ratio- This non-GAAP financial measure of underwriting results represents the combined ratio before catastrophes, prior accident year development and current accident year change in loss reserves upon acquisition of a business. Combined ratio is the most directly comparable GAAP measure. The underlying combined ratio represents the combined ratio for the current accident year, excluding the impact of current accident year catastrophes and current accident year change in loss reserves upon acquisition of a business. The Company believes this ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year loss and loss adjustment expense reserve development. The changes to loss reserves upon acquisition of a business are excluded from underlying combined ratio because such changes could obscure the ability to compare results in periods after the acquisition to results of periods prior to the acquisition as such trends are valuable to our investors' ability to assess the Company's financial performance. A reconciliation of combined ratio to underlying combined ratio is set forth in the Results of Operations section within MD&A - Commercial Lines and Personal Lines.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	For the three months ended March 31,
	2020	2019
Commercial Lines
Net income	$121	$363
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(1)	1
Net investment income	(277)	(259)
Net realized capital losses (gains)	143	(115)
Other expense	6	1
Loss on reinsurance transaction	—	—
Income tax expense	28	79
Underwriting gain	$20	$70
Personal Lines
Net income (loss)	$98	$96
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(2)	(3)
Net investment income	(41)	(42)
Net realized capital losses (gains)	23	(19)
Other expense (income)	—	(1)
Income tax expense	25	23
Underwriting gain	$103	$54
P&C Other Ops
Net Income	$5	$23
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(16)	(22)
Net realized capital losses (gains)	7	(9)
Income tax expense	1	5
Underwriting loss	(3)	(3)
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

THE HARTFORD’S OPERATIONS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, purchase accounting adjustments related to goodwill, other expenses not allocated to the reporting segments and the results of Y-Risk, a business of the Company that provides insurance for businesses in the sharing and on-demand economy. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). Talcott Resolution is the holding company of the life and annuity business that was sold in May 2018. In addition, Corporate includes a 9.7%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ownership interest in the legal entity that acquired the life and annuity business sold.
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
Similar to property and casualty, profitability of the Group Benefits business depends, in large part, on the ability to evaluate and price risks appropriately and make reliable estimates of mortality, morbidity, disability and longevity. To manage the pricing risk, Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. However, as policies are typically sold with rate guarantees of up to three years, pricing for the Company’s products could prove to be inadequate if loss and expense trends emerge adversely during the rate guarantee period or if investment returns are lower than expected at the time the products were sold. For some of its products, the Company is required to obtain approval for its premium rates from state insurance departments. New and renewal business for group benefits business, particularly for long-term disability, are priced using an assumption about expected investment yields over time. While the Company employs asset-liability duration matching strategies to mitigate risk and may use interest-rate sensitive derivatives to hedge its exposure in the Group Benefits investment portfolio, cash flow patterns related to the payment of benefits and claims are uncertain and actual investment yields could differ significantly from expected investment yields, affecting profitability of the business. In addition to appropriately evaluating and pricing risks, the profitability of the Group Benefits business depends on other factors, including the Company’s response to pricing decisions and other actions taken by competitors, its ability to offer voluntary products and self-service capabilities, the persistency of its sold business and its ability to manage its expenses which it seeks to achieve through economies of scale and operating efficiencies.
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
Expected impact of COVID-19 on our financial condition, results of operations and liquidity
Expected impact to revenues
Earned premiums
The novel strain of coronavirus, specifically identified as the Coronavirus Disease 2019 ("COVID-19") pandemic, has caused significant disruption to the economy of the U.S. and other countries in which we operate. Due to government restrictions that have temporarily prevented many businesses from offering goods and services to their customers or that have otherwise severely reduced business activity, many of our customers, especially small businesses, have had to shutter their operations or have found they are unable to meet cash flow needs, causing some to lay off workers. As one of the largest providers of small business insurance in the U.S., in 2020, we expect our written premium to decline in our small commercial business unit and in our Commercial Lines segment in total, as a result of the COVID-19 pandemic. In addition to an expected decline in small commercial earned premium, other business lines in Commercial Lines will likely be negatively affected due to business closures and reduced consumer demand as consumers have less

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

disposable income to spend on the products and services that our commercial lines policyholders sell. Workers’ compensation premium is expected to continue to decline, partly due to declining payrolls as a result of the economic effects of COVID-19. We expect the impact of the COVID-19 pandemic on Personal Lines written premium to be less than the effect in Commercial Lines. In Personal Lines, we expect reduced consumer demand for Personal Lines insurance products as people typically buy fewer new vehicles and homes and do fewer home improvements in an economic downturn. In addition, as further discussed below, The Hartford offered a 15 percent refund on policyholders’ April and May personal auto insurance premiums which will reduce written and earned premiums by approximately $52 in second quarter 2020. Because of the economic stress caused by COVID-19, we also expect a higher amount of uncollectible premiums receivable. As a result we increased our allowance for credit losses ("ACL") on premiums receivable to reflect our higher expectation of credit losses. In Group Benefits, we expect fully insured ongoing premium will decline modestly due to the economic downturn causing lower sales of new policies, declining payrolls reducing premiums on existing accounts and the potential that some employers may cancel coverage.
Fee revenues
Since our Hartford Funds segment revenues are based on average daily assets under management, the significant decline in equity markets has reduced assets under management and, therefore, we expect net income from our Hartford Funds segment to decrease in 2020 compared to 2019.
Net investment income and realized capital gains (losses)
We expect lower net investment income in 2020 than in 2019. In an effort to stimulate the economy, central banks have reduced benchmark interest rates to near zero, impacting our yields on floating rate securities and reinvestment rates. The Company has been reinvesting receipts of interest and proceeds from maturing fixed maturity investments in liquid, short-term investments since March 1, 2020. When the Company resumes investing in fixed maturities, lower interest rates could result in lower investment yields though, since the economic downturn began, credit spreads have widened and, if that persists, wider credit spreads would increase yields on reinvested funds. Income or losses on investments in limited partnerships and other alternative investments are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay. Accordingly, our limited partnership and alternative investments are likely to report losses due to lower valuations in second quarter 2020 due to the decline in equity markets in the first quarter. A prolonged period of lower interest rates could depress the Company's net investment income such that to earn the same level of return on equity we may have to charge higher premiums for the insurance products we sell unless loss costs similarly lessen. Increasing premiums may be challenging during an economic downturn particularly as the insurance industry competes to retain a smaller industry premium base.
We recognized $231 of net realized capital losses before tax in first quarter 2020 primarily driven by a total of $311 before tax of unrealized mark-to-market losses on equity securities held and realized losses on equity securities sold, net of realized gains on equity derivative hedges. If equity markets decline further, we would incur more net realized capital losses in future periods. In addition, if it takes a prolonged period for the economy to recover or if the impacts of the recession are deeper than anticipated, we could experience an increase in invested asset impairments, particularly with highly leveraged companies and issuers in the energy, commercial real estate, and travel and leisure sectors, resulting in further net realized capital losses.
Expected impact to incurred losses and expenses
Benefits, losses and loss adjustment expenses
With COVID-19, we expect higher loss costs in some lines and lower loss costs in others. Within our Group Benefits segment, COVID-19 will likely increase the number of death claims we incur on our group life business and result in increased short-term disability claims. Within Property & Casualty, we may incur loss costs under workers’ compensation policies if it is determined that workers were exposed to COVID-19 out of and in the course of their employment, such as in the health care industry. Conversely, as noted above, lower payrolls will reduce workers’ compensation premium which will also reduce exposure to loss. Although, in general, property insurance policies require direct physical loss or damage to property and many such policies contain exclusions for virus-related losses, given the significant business disruptions that have occurred, the Company is experiencing increased property claims, which may result in increased loss costs, litigation activity and legal expenses to the Company. The Company could also experience loss costs due to COVID-19 under general liability policies if claimants can successfully assert that insureds were negligent from protecting employees, customers and others from exposure. Conversely, some lines of business within Property & Casualty may see a reduction in loss costs such as in personal and commercial auto due to the significant reduction in miles driven during the time that governments have closed businesses and restricted travel.
Insurance operating costs and other expenses
We expect a decline in insurance operating costs and other expenses due to lower acquisition-related and other variable costs associated with lower earned premium volumes.
P&C combined ratios and Group Benefits margin
In 2020, our combined ratio and underlying combined ratio for Commercial Lines and Personal Lines and our net income margin and core earnings margin for Group Benefits may be higher or lower than the outlook ranges we provided in our 2019 Form 10-K as a result of the impacts of the COVID-19 pandemic. As described above, while earned premiums are expected to decline and we expect to continue to incur losses on COVID-19 claims, we may experience lower incurred losses and benefits in a number of lines due to declining exposures.
Expected impact to common stockholders’ equity
Apart from the impact of COVID-19 on net income, we could also experience a reduction in AOCI within common stockholders’ equity. Due to a widening of credit spreads since the economic

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

downturn began, our portfolio of fixed maturities available for sale decreased in fair value by $1.9 billion from December 31, 2019 to March 31, 2020. If credit spreads widen further or if interest rates increase from the level they were at as of March 31, 2020, we would recognize an additional decline in the fair value of fixed maturities, AFS in future periods through a reduction of AOCI within common stockholders’ equity.
During first quarter 2020, the Company repurchased 2.7 million common shares for $150 under a $1.0 billion share repurchase authorization by the Board of Directors approved in February, 2019. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
Other potential impacts of COVID-19
As a result of the effects of COVID-19 on our economy, we evaluated our goodwill and other intangible assets for impairment as of March 31, 2020 and determined that no impairments are necessary. The estimated fair values of reporting units with goodwill and of certain intangible assets are based on expected cash flows assuming the economy does not begin to revive until the latter half of 2020. Also, as discussed in the Notes to Condensed Consolidated Financial Statements, during first quarter 2020, we also recognized increases in our allowance for credit losses ("ACL") and liability for credit losses ("LCL") reserves for credit losses due to the impacts of COVID-19 given higher expected probabilities of default or higher loss rates.
The impacts of COVID 19 and resulting economic stress on individuals and businesses will likely increase defaults on amounts owed to the Company, including, among other balances, premiums receivable due from insureds including audit premiums receivable, recoverables for paid losses under large deductible insurance programs, retrospective premium adjustments receivable, and the principal amount of various classes of financial instruments in the Company’s investment portfolio, including fixed maturities and mortgage loans.
Announced on April 9, 2020, The Hartford offered consumers financial relief including a 15 percent refund on policyholders’ April and May personal auto insurance premiums. While the 15 percent premium refund for the months of April and May will reduce second quarter earned premiums by approximately $52, the Company expects to see a comparable reduction in incurred losses due to lower auto claim frequency from fewer miles driven. The Company has also waived late payment fees for a period of time for business and personal insurance customers and temporarily suspended policy cancellations for policyholders of our Commercial Lines, Personal LInes and Group Benefits segments.
Since March 1, 2020, the Company has been reinvesting receipts of interest and proceeds from the maturity of fixed maturity investments into liquid, short-term investments. For information about additional resources the Company has to manage capital and liquidity during the COVID-19 pandemic and financial crisis, refer to the Capital Resources & Liquidity section of MD&A.
For additional information about the potential impacts of the COVID-19 pandemic and resulting economic crisis, see the risk factor "The pandemic caused by the spread of COVID-19 has disrupted our operations and may have a material adverse impact on our business results, financial condition, results of operations and/or liquidity" in Item 1A of Part II.
For further information on the Company's reporting segments refer to Part I, Item 1, Business - Reporting Segments in The Hartford’s 2019 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Þ	Decreased $357 or 57%	Þ	Decreased $0.97 or 57%	Þ	Decreased $2.43 or 6%
-	Net realized capital losses in 2020 versus net realized gains in 2019, lower net investment income, and lower income on the retained interest in Talcott	-	Decrease in net income	-	Decrease in common stockholders' equity largely due to a decrease in AOCI, primarily driven by the impact of wider credit spreads on unrealized capital gains (losses)
		+	Decrease in dilutive shares due, in part, to share repurchases
-	Unfavorable prior accident year development in Commercial Lines			+	Net income in excess of stockholder dividends
-	Higher insurance operating costs and other expenses			+	Decrease in dilutive shares
+	Lower overall Group Benefits loss ratio
+	Higher earnings from Hartford Funds
+	Lower current accident year catastrophes

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Þ	Decreased 40 bps	Ý	Increased 0.8 points	Þ	Decreased 0.8 points
-	Lower returns on equity fund investments due to the decline in equity market levels	+	Higher expense ratio, primarily in Commercial Lines	-	A change to net realized capital losses in 2020, lower net investment income, and lower premium volume
-	Lower reinvestment rates and lower yield on variable rate securities due to the decline in interest rates	+	A change to unfavorable prior accident year development in Commercial Lines, partially offset by improved prior accident year development in Personal Lines homeowners
				-	Higher insurance operating costs and other expenses
				+	A lower group life loss ratio, partially offset by a higher group disability loss ratio that was driven by COVID-19 claims
		-	Lower current accident year loss ratio in Personal Lines, partially offset by an increase in Commercial lines, primarily due to the inclusion of Navigators Group

		-	Lower current accident year catastrophes

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes beginning on page 7 as well as with the segment operating results sections of MD&A.

	Three Months Ended March 31,
	2020	2019	Change
Earned premiums	$4,391	$3,940	11%
Fee income	320	314	2%
Net investment income	459	470	(2%)
Net realized capital gains (losses)	(231)	163	NM
Other revenues	17	53	(68%)
Total revenues	4,956	4,940	—%
Benefits, losses and loss adjustment expenses	2,916	2,685	9%
Amortization of deferred policy acquisition costs	437	355	23%
Insurance operating costs and other expenses	1,176	1,048	12%
Interest expense	64	64	—%
Amortization of other intangible assets	19	13	46%
Total benefits, losses and expenses	4,612	4,165	11%
Income, before tax	344	775	(56%)
Income tax expense	71	145	(51%)
Net income	273	630	(57%)
Preferred stock dividends	5	5	—%
Net income available to common stockholders	$268	$625	(57%)
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net income available to common stockholders decreased by $357 primarily due to a change from net realized capital gains in 2019 to net realized capital losses in 2020 due to mark-to-market losses on equity securities in 2020, unfavorable prior accident year development in

Commercial Lines in 2020 and lower income from our retained interest in the legal entity that acquired the life and annuity business sold in 2018. Lower current accident year catastrophes, a lower group life loss ratio and higher earnings from Hartford Funds driven primarily by a reduction in contingent consideration payable and higher investment management fee revenue as a result of higher daily average AUM were offset by an increase in group disability loss costs due to COVID-19 claims and higher insurance operating costs and other expenses driven, in part, by higher state assessments and COVID-19 related bad debt expense in 2020.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue
Earned Premiums
[1] For the three months ended March 31, 2020, the total includes $4 in Corporate.
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Earned premiums increased primarily due to:

•	An increase in Property and Casualty reflecting a 27% increase in Commercial Lines, including the effect of the Navigators Group acquisition, partially offset by a 3% decline in Personal Lines.

•	A decrease in Group Benefits primarily related to group life.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
Fee income increased primarily due to higher fee income in Hartford Funds due to higher average daily assets under management.
Other revenues declined primarily due to lower income earned from the retained interest in the legal entity that acquired the life and annuity business sold in 2018.

Net Investment Income
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net investment income decreased primarily due to:

•	Lower return on equity fund investments resulting from the decline in equity market levels.

•	A lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on floating rate investments.

•	Partially offset by a higher level of invested assets, primarily due to the acquisition of Navigators Group.
Net realized capital gains (losses) declined primarily driven by:

•	Depreciation in the value of equity securities due to the significant decline in equity market levels as well as realized losses upon sales of equity securities.

•
Partially offset by gains realized upon termination of derivatives used to hedge against declines in equity market levels and, to a lesser extent, higher net gains on sales of fixed maturity securities in 2020, primarily driven by trades to manage duration and credit.

For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains and MD&A - Investment Results, Net Investment Income.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Benefits, losses and expenses
Losses and LAE Incurred for P&C and GB

[1]	The three months ended March 31, 2020 included buyout premiums from one large account.
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Benefits, losses and loss adjustment expenses increased due to:

•	An increase in incurred losses for Property & Casualty, partially offset by a decrease in Group Benefits, driven by:

–
An increase in Property & Casualty current accident year ("CAY") loss and loss adjustment expenses before catastrophes primarily due to the effect of higher earned premium in Commercial Lines, including the impact of the Navigators Group acquisition, and a higher workers’ compensation and general liability loss ratio, partially offset by a lower homeowners and personal auto loss ratio, the effect of lower earned premium in Personal Lines, and lower non-catastrophe property losses on small commercial package business.

–
An unfavorable change in Property & Casualty net prior accident year reserve development of $34, before tax. Prior accident year reserve development in 2020 was an unfavorable $23 before tax and primarily included reserve increases for marine, general liability and workers' compensation pool participants, partially offset by reserve decreases for workers' compensation, and catastrophes. The $23 of net unfavorable reserve development in first quarter 2020 included $29 of adverse development as the result of recognizing a deferred gain on retroactive reinsurance. Prior accident year reserve development in 2019 was favorable $11, before tax, and primarily included reserve decreases for workers’ compensation, catastrophes, and auto liability, partially offset by reserve increases in general liability and package business. For further discussion, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment

Expenses of Notes to Condensed Consolidated Financial Statements.

–
A decline in current accident year catastrophe losses of $30, before tax. Catastrophe losses in 2020 were primarily from tornado, wind and hail events in the Midwest and Southeast. Catastrophe losses in 2019 were primarily from winter storms across the country and, to a lesser extent, tornado and hail events in the South. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Partially offsetting the increase in Property & Casualty was a decrease in Group Benefits driven by favorable mortality, including favorable prior incurral year development in group life, partially offset by a higher loss ratio in group disability driven by incurred losses for COVID-19 related claims in short-term disability and New York Paid Family Leave.

Amortization of deferred policy acquisition costs increased from the prior year period primarily due to the acquisition of Navigators Group.
Insurance operating costs and other expenses increased due to:

•	Operating costs and integration costs incurred in the 2020 period due to the Navigators Group acquisition in May of 2019.

•	An increase in the ACL on uncollectible premiums receivable in Property & Casualty in 2020 due to the economic impacts of COVID-19.

•	A reduction in state taxes and assessments in first quarter 2019 across Property & Casualty and Group Benefits.

•	An increase in Group Benefits due to higher sales and distribution costs, operating costs, and information technology costs.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense decreased primarily due to a decrease in income before tax. For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$40,205	79.8%	$42,148	79.5%
Fixed maturities, at fair value using the fair value option ("FVO")	8	—%	11	—%
Equity securities, at fair value	1,155	2.3%	1,657	3.1%
Mortgage loans (net of ACL of $21 and $0)	4,353	8.6%	4,215	8.0%
Limited partnerships and other alternative investments	1,839	3.7%	1,758	3.3%
Other investments [1]	294	0.6%	320	0.6%
Short-term investments	2,505	5.0%	2,921	5.5%
Total investments	$50,359	100.0%	$53,030	100.0%

[1]	Primarily consists of consolidated investment funds and derivative instruments which are carried at fair value.
March 31, 2020 compared to December 31, 2019
Fixed maturities, AFS decreased primarily due to a decrease in valuations due to the widening of credit spreads, partially offset by lower rates.
Equity Securities, at fair value decreased primarily due to mark-to-market losses from a decline in equity market levels and, to a lesser extent, sales of equity securities during the quarter reducing our exposure.
Short-term investments decreased due to the March 2020 paydown of $500 in senior notes at maturity and share repurchases of $150 in first quarter 2020, partially offset by reinvesting into short-term instruments the proceeds from the sale of fixed maturity investments to enhance liquidity.

Net Investment Income
	Three Months Ended March 31,
	2020		2019
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$377	3.6%	$381	3.9%
Equity securities	12	3.0%	7	2.3%
Mortgage loans	42	3.9%	40	4.4%
Limited partnerships and other alternative investments	58	13.2%	56	13.4%
Other [3]	(12)		9
Investment expense	(18)		(23)
Total net investment income	$459	3.7%	$470	4.1%
Total net investment income excluding limited partnerships and other alternative investments	$401	3.3%	$414	3.7%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at amortized cost, as applicable, excluding repurchase agreement and securities lending collateral, if any, and derivatives book value.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Total net investment income decreased primarily due to lower returns on equity fund investments within Other resulting from a decline in equity market levels, a lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on variable rate investments, partially offset by a higher level of invested assets, primarily due to the acquisition of Navigators Group.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was 3.3% for the three month period in 2020, down from 3.7% for the same period in 2019 due to lower returns on equity fund

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

investments, lower reinvestment rates and a lower yield on variable rate securities due to a decline in interest rates.
Average reinvestment rates on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the 2020 three month period was 2.9% which was below the average yield of sales and maturities of 3.3% due to lower reinvestment rates in addition to paydowns, calls, and maturities of higher yielding securities. The average reinvestment rate for the 2019 three month period was 4.1% which was in line with the average yield of sales and maturities of 4.1%.
We expect the annualized net investment income yield for the 2020 calendar year, excluding limited partnerships and other alternative investments, to be lower than the portfolio yield earned in 2019 due to reinvesting proceeds of fixed maturities into short-term investments to increase liquidity, a lower yield on variable rate securities, lower equity fund investment returns and lower reinvestment rates. The estimated impact on net investment income yield is subject to change as the composition of the portfolio changes through portfolio management and changes in market conditions, including decisions the Company will make on when to resume reinvesting proceeds from sales of fixed maturities into asset classes other than short-term investments.

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2020	2019
Gross gains on sales	$78	$44
Gross losses on sales	(8)	(21)
Equity securities [1]	(386)	132
Change in ACL on fixed maturities, AFS [2] [3]	(12)
Change in ACL on mortgage loans [2] [3]	(2)
Intent-to-sell impairments [3]	(5)	—
Net other-than-temporary impairment ("OTTI") losses recognized in earnings [3]		(2)
Other, net [4]	104	10
Net realized capital gains (losses)	$(231)	$163

[1]
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2020, was $(277) for the three months ended March 31, 2020. The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2019, was $68 for the three months ended March 31, 2019.

[2]
Represents the change in ACL recorded during the period following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.

[3]	See Intent-to-Sell Impairments and ACL on Fixed Maturities, AFS and ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.

[4]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and equity derivatives. Also includes transactional foreign currency revaluation.

Three months ended March 31, 2020
Gross gains and losses on sales were primarily driven by issuer-specific selling of corporate securities and RMBS as well as sales of U.S. treasury securities for duration management.
Equity securities net losses were primarily driven by mark-to-market losses due to a decline in equity market levels and losses incurred on sales across multiple issuers as the Company reduced its exposure to equity securities during the quarter.
Other, net gains for the three month period were primarily due to $75 of realized gains on terminated derivatives used to hedge against a decline in equity market levels and $20 of gains on interest rate derivatives due to a decline in interest rates.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2019 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2019 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2020.

Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of March 31, 2020
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are adjusted after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, adjustments are made more quickly to more mature accident years and less volatile lines of business. Such adjustments of reserves are referred to as “prior accident year development”. Increases in previous estimates of ultimate loss costs are referred to as either an increase in prior accident year reserves or as unfavorable reserve development. Decreases in previous estimates of ultimate loss costs are referred to as either a decrease in prior accident year reserves or as favorable reserve development. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Corporate	Total Property & Casualty and Corporate
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,363	$2,201	$2,697	$—	$28,261
Reinsurance and other recoverables [1]	4,029	68	1,178	—	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,334	2,133	1,519	—	22,986
Transfer of Y-Risk reserves from Commercial Lines to Corporate	(5)	—	—	5	—
Provision for unpaid losses and loss adjustment expenses				—
Current accident year before catastrophes	1,343	463	—	3	1,809
Current accident year ("CAY") catastrophes	55	19	—	—	74
Prior accident year development ("PYD") [2]	41	(18)	—	—	23
Total provision for unpaid losses and loss adjustment expenses	1,439	464	—	3	1,906
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(29)	—	—	—	(29)
Payments	(1,194)	(550)	(50)	(1)	(1,795)
Foreign currency adjustment	(20)	—	—	—	(20)
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,525	2,047	1,469	7	23,048
Reinsurance and other recoverables	4,107	68	1,157	—	5,332
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$23,632	$2,115	$2,626	$7	$28,380
Earned premiums and fee income	$2,273	$783
Loss and loss expense paid ratio [3]	52.5	70.2
Loss and loss expense incurred ratio	63.5	60.0
Prior accident year development (pts) [4]	1.8	(2.3)

[1]
Reflects a cumulative effect adjustment of $1 and $(1) for Commercial Lines and Property & Casualty Other Operations respectively, representing an adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. See Note 1 - Basis of Presentation and Significant Accounting Policies for further information.

[2]
Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators adverse development cover ("Navigators ADC") which, under retroactive reinsurance accounting, is deferred and recognized over the period the ceded losses are recovered in cash from NICO. For additional information regarding the Navigators ADC agreement, please refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

[3]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[4]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Three Months Ended March 31, 2020, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$50	$18	$68
Explosion/Fire	2	1	3
Other	3	—	3
Total catastrophe losses	$55	$19	$74
In December, 2019, the judge overseeing the bankruptcy of PG&E Corporation and Pacific Gas and Electric Company (together, “PG&E”) approved an $11 billion settlement with insurers representing approximately 85 percent of insurance subrogation claims to resolve all such claims arising from the 2017 Northern California wildfires and 2018 Camp wildfire. The bankruptcy court has also approved PG&E’s settlement with individual wildfire claimants with a portion of the settlement amount to be paid to individual plaintiffs in the form of PG&E stock. Those settlements are subject to the confirmation by the bankruptcy court of a chapter 11 plan of reorganization (a "Plan") which implements the terms of the settlement. If a Plan is approved, certain of the Company’s insurance subsidiaries would be entitled to settlement payments. Based on reserve estimates submitted with the subrogation request, the amount our subsidiaries could collect from PG&E, if any, would be approximately $300 to $325 but could be more or less than that amount depending on how the Company’s ultimate paid claims subject to subrogation compare

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

to other insurers’ ultimate paid claims subject to subrogation. Approval of the Plan and amount of the Company’s ultimate subrogation recoveries from PG&E are subject to uncertainty, particularly given objections raised by legal counsel for some of the individual plaintiffs now advising rejection of the PG&E Plan given concerns over the potential value of the PG&E shares to be received under the settlement. If the PG&E Plan is not approved, PG&E may not have sufficient capital to meet individual claims and subrogation payments and the amount the Company collects as subrogation recoveries could be reduced.
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

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(17)	$—	$—	$(17)
Workers’ compensation discount accretion	9	—	—	9
General liability	12	—	—	12
Marine	—	—	—	—
Package business	1	—	—	1
Commercial property	(7)	—	—	(7)
Professional liability	1	—	—	1
Bond	—	—	—	—
Assumed reinsurance	—	—	—	—
Automobile liability	5	(6)	—	(1)
Homeowners	—	(2)	—	(2)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(5)	(8)	—	(13)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	13	(2)	—	11
Prior accident year development before change in deferred gain	12	(18)	—	(6)
Change in deferred gain on retroactive reinsurance included in other liabilities	29	—	—	29
Total prior accident year development	$41	$(18)	$—	$23

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Reinsurance and other recoverables	3,137	108	987	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,037	500	—	1,537
Current accident year catastrophes	70	34	—	104
Prior accident year development	(10)	(1)	—	(11)
Total provision for unpaid losses and loss adjustment expenses	1,097	533	—	1,630
Payments	(895)	(640)	(45)	(1,580)
Ending liabilities for unpaid losses and loss adjustment expenses, net	16,520	2,241	1,641	20,402
Reinsurance and other recoverables	3,111	111	987	4,209
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$19,631	$2,352	$2,628	$24,611
Earned premiums and fee income	$1,786	$808
Loss and loss expense paid ratio [1]	50.1	79.2
Loss and loss expense incurred ratio	61.7	66.7
Prior accident year development (pts) [2]	(0.6)	(0.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Three Months Ended March 31, 2019, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$10	$10	$20
Winter storms	60	24	84
Total catastrophe losses	$70	$34	$104

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(20)	$—	$—	$(20)
Workers’ compensation discount accretion	8	—	—	8
General liability	6	—	—	6
Package business	5	—	—	5
Commercial property	(2)	—	—	(2)
Professional liability	—	—	—	—
Bond	—	—	—	—
Automobile liability	—	(5)	—	(5)
Homeowners	—	1	—	1
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(12)	4	—	(8)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	5	(1)	—	4
Total prior accident year development	$(10)	$(1)	$—	$(11)
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development, please refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Current Trends Contributing to Reserve Uncertainty
As discussed in our 2019 Form 10-K, as market conditions and loss trends develop, management must assess whether those conditions constitute a long-term trend that should result in a reserving action (i.e., increasing or decreasing property and casualty reserve). The Company has exposure to general liability claims, including from bodily injury, property damage and product liability and to workers’ compensation claims, including from injury, illness or disability to an insured’s employee while at work. Benefits paid under workers’ compensation policies may include reimbursement of medical care costs, replacement income and compensation for permanent injuries and benefits to survivors. Reserves for these exposures can be particularly difficult to estimate due to the long development pattern and uncertainty about how cases will settle. Under workers’ compensation, we could experience higher loss costs if it is determined that workers were exposed to COVID-19 out of and in the course of their employment, such as in the health care industry. We could also incur losses on general liability policies if claimants can successfully assert that insureds were negligent from protecting employees, customers and others from exposure. Under commercial property policies, some insured businesses may try to assert coverage for business interruption despite policy exclusions and the general requirement that there be direct physical loss or damage to the property. In our commercial surety lines, there is the potential for elevated frequency and severity due to an increase in the number of bankruptcies, especially in small businesses and impacted industries such as hospitality, entertainment and transportation. In construction surety, there is the potential for elevated losses if contractors experience project shutdowns or payment delays, which could negatively impact their cash flows, or result in disruptions in their supply chains, labor shortages or inflation in the cost of materials. There is also an increased risk of COVID-19 related claims under director’s and officers’ insurance policies.

Group Benefit Reserves
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. As long-term disability reserves are long-tail claim liabilities, they are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The Company held $6,615 and $6,616 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of March 31, 2020 and December 31, 2019, respectively.
Impact of COVID-19 on First Quarter 2020 Results of Operations
Due to the COVID-19 pandemic, the Company is exposed to short-term disability claims and group life claims. As of March 31, 2020, the Company had incurred short-term disability claims and claims for extended benefits under New York's paid family leave and disability programs totaling $16, before tax. Life claims related to COVID-19 are immaterial as of March 31, 2020.
In future periods, because of COVID-19, we could experience a delay in the Social Security Administration’s processing of disability claims and a delay in physicians approving a disability claimant’s ability to return to work, resulting in lower expected claim terminations or recoveries, including Social Security offsets. Also, due to the effects on the economy, including higher

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

unemployment, we could experience an increase in claim incidence on long-term disability claims.
Current Trends Contributing to Reserve Uncertainty
We hedge our interest rate exposure over a three year period at the time we price and sell long-term disability policies and our weighted average discount rate assumption for the 2020 incurral year is down slightly from that of the 2019 incurral year.
Due to the possibility of a slowdown in Social Security offset approvals, return to work and other recoveries due to disruptions of COVID-19, the claim termination rate and Social Security approval rate may decline resulting in an increase to our incurred losses in future periods.
Evaluation of Goodwill for Impairment
Goodwill balances are reviewed for impairment at least annually, or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. Effective January 1, 2020, the Company adopted updated accounting guidance on recognition and measurement of goodwill impairment, as required. The updated guidance requires recognition and measurement of goodwill impairment based on the excess of the carrying value of the reporting unit over its estimated fair value, up to the amount of the reporting unit’s goodwill.
The estimated fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections, assets under management for Hartford Funds and the weighted average cost of capital used for purposes of discounting. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease, increasing the possibility of impairment.
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated consist of Commercial Lines, Personal Lines, Group Benefits and Hartford Funds.
The carrying value of goodwill was $1,913 as of March 31, 2020 and was comprised of $661 for Commercial Lines, $119 for Personal Lines, $861 for Group Benefits and $272 for Hartford Funds.
Due to changes in the economy because of the COVID-19 pandemic, the weighted average cost of capital used to discount expected cash flows under the Company’s test for impairment increased during first quarter 2020, which reduces estimated fair values of the reporting units with goodwill. In addition, near-term expected cash flows over the forecast period have been reduced due to lower revenues arising from the economic effects of COVID-19 and, for Commercial Lines and Group Benefits, an expected increase in COVID-19 claims. Considering the impacts of COVID-19, the Company evaluated the impact of market factors on the fair value of the reporting units using the income approach and determined the decline in fair values did not indicate a goodwill impairment for any reporting unit.  If the economic downturn worsens or persists for an extended period and the Company’s actual and forecasted operating results deteriorate, the Company may determine it is more likely than not that a reporting unit’s fair value is below its carrying value, including goodwill, and perform an interim impairment test, which could result in an impairment of goodwill.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2020	2019	Change
Written premiums	$2,408	$1,949	24%
Change in unearned premium reserve	143	172	(17%)
Earned premiums	2,265	1,777	27%
Fee income	8	9	(11%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,343	1,037	30%
Current accident year catastrophes [1]	55	70	(21%)
Prior accident year development [1]	41	(10)	NM
Total losses and loss adjustment expenses	1,439	1,097	31%
Amortization of deferred policy acquisition costs	356	274	30%
Underwriting expenses	443	337	31%
Amortization of other intangible assets	7	2	NM
Dividends to policyholders	8	6	33%
Underwriting gain	20	70	(71%)
Net servicing income	1	(1)	NM
Net investment income [2]	277	259	7%
Net realized capital gains (losses) [2]	(143)	115	NM
Other expenses	(6)	(1)	NM
Income before income taxes	149	442	(66%)
Income tax expense [3]	28	79	(65%)
Net income	$121	$363	(67%)

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended March 31,
	2020	2019
Small commercial new business premium	$157	$175
Middle market new business premium	125	140
Small commercial policy count retention	84%	84%
Middle market policy count retention [1]	77%	81%
Standard commercial lines renewal written price increases [1] [2]	3.8%	1.5%
Standard commercial lines renewal earned price increases [1] [2]	3.1%	2.3%
Small commercial premium retention	86%	85%
Middle market premium retention [1]	82%	84%
Small commercial policies in-force as of end of period (in thousands)	1,291	1,280
Middle market policies in-force as of end of period (in thousands) [1]	62	64

[1]	Middle market disclosures exclude loss sensitive and programs businesses.

[2]	Small commercial and middle market lines within middle & large commercial are generally referred to as standard commercial lines.
Underwriting Ratios

	Three Months Ended March 31,
	2020	2019	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	59.3	58.4	0.9
Current accident year catastrophes	2.4	3.9	(1.5)
Prior accident year development	1.8	(0.6)	2.4
Total loss and loss adjustment expense ratio	63.5	61.7	1.8
Expense ratio	35.2	34.0	1.2
Policyholder dividend ratio	0.4	0.3	0.1
Combined ratio	99.1	96.1	3.0
Impact of current accident year catastrophes and prior year development	(4.2)	(3.3)	(0.9)
Underlying combined ratio	94.9	92.7	2.2
Net Income
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net income decreased in 2020 primarily due to a change from net realized capital gains in 2019 to net realized capital losses in 2020, largely due to the decline in equity markets in first quarter 2020. Also contributing to the decline in net income was a decrease in underwriting gain, partially offset by an increase in net investment income, driven by the acquisition of Navigators Group. For further discussion of investment results, see MD&A - Investment Results.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Underwriting Gain
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Underwriting gain decreased in 2020 primarily due to a change to net unfavorable prior accident year development, higher underwriting expenses and a higher current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by lower current accident year catastrophes and the effect of higher earned premium, excluding Navigators Group. Contributing to the increase in underwriting expenses was an increase in the ACL on premiums receivable in 2020 due to the economic impacts of COVID-19 and the effect of a reduction in state taxes and assessments in first quarter 2019. Additionally, the acquisition of Navigators Group contributed to the increase in earned premiums with a corresponding increase to losses and loss adjustment expenses, amortization of DAC and underwriting expenses. Apart from the effect of the Navigators Group acquisition, earned premiums increased in small commercial, in middle market lines within middle and large commercial, and in professional liability and bond lines within global specialty.

Earned Premiums
[1]Other of $11 and $11 for the three months ended March 31, 2019, and 2020, respectively, is included in the total.
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Earned premiums increased in 2020 reflecting written premium growth over the preceding twelve months.
Written premiums increased in 2020 with the growth largely attributed to the acquisition of Navigators Group. In standard commercial lines, renewal written price increases were higher than in first quarter 2019, including lower rate decreases in small commercial workers' compensation, double digit rate increases in middle market auto and specialty excess liability lines and mid-to-high single digit rate increases in all other standard commercial lines. In Global Specialty, our US Wholesale book achieved a 21% renewal written price increase, with several lines in excess of 20%.  The International lines also achieved strong price increases.
New business premium decreased driven by declines in small commercial package business and auto, as well as declines in middle market workers’ compensation, general liability and auto lines.  Contributing to the decrease in new business in Small Commercial was the effect of $32 of new business from the 2018

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Foremost renewal rights agreement in first quarter 2019 and a decline in new business quotes in the last two weeks of March 2020 due to the economic effects of COVID-19.

•	Small commercial written premium was relatively flat as growth in package business was offset by a decrease in workers’ compensation.

•
Middle and large commercial written premium increased driven by the acquisition of Navigators Group. Apart from Navigators Group, middle and large commercial premium increased slightly as growth in verticals, led by construction, and programs was largely offset by a decrease in workers’ compensation.

•
Global specialty written premium increased driven by the acquisition of Navigators Group. Apart from Navigators Group, global specialty decreased slightly due to a decline in wholesale business, partially offset by growth in professional liability.

Current Accident Year Loss and LAE Ratio before Catastrophes
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Current accident year loss and LAE ratio before catastrophes increased in 2020, primarily due to a higher loss and loss adjustment expense ratio on the acquired Navigators Group business and a higher loss and loss adjustment expense ratio in both workers' compensation and general liability, partially offset by lower non-catastrophe property losses, principally in small commercial.

Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Current accident year catastrophe losses in 2020 were primarily from tornado, wind and hail events in the midwest and southeast. Current accident year catastrophe losses in the 2019 period were primarily from winter storms in the northern plains, midwest and northeast.
Prior accident year development was a net unfavorable $41 before tax in the 2020 period compared to a net favorable $10 before tax in the 2019 period. Net unfavorable reserve development in 2020 primarily included reserve increases for marine, general liability and workers' compensation pool participations, partially offset by reserve decreases for workers' compensation and catastrophes. Net reserve decreases for 2019 were primarily related to lower loss reserve estimates for workers' compensation claims and catastrophes, partially offset by reserve increases for general liability and package business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2020	2019	Change
Written premiums	$744	$771	(4%)
Change in unearned premium reserve	(30)	(28)	(7%)
Earned premiums	774	799	(3%)
Fee income	9	9	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	463	500	(7%)
Current accident year catastrophes [1]	19	34	(44%)
Prior accident year development [1]	(18)	(1)	NM
Total losses and loss adjustment expenses	464	533	(13%)
Amortization of DAC	64	65	(2%)
Underwriting expenses	151	155	(3%)
Amortization of other intangible assets	1	1	—%
Underwriting gain	103	54	91%
Net servicing income [2]	2	3	(33%)
Net investment income [3]	41	42	(2%)
Net realized capital gains (losses) [3]	(23)	19	NM
Other income	—	1	(100%)
Income before income taxes	123	119	3%
Income tax expense [4]	25	23	9%
Net income	$98	$96	2%

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	Includes servicing revenues of $19 for both the three months ended March 31, 2020 and 2019. Includes servicing expenses of $17 and $16 for the three months ended March 31, 2020 and 2019.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results.

[4]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended March 31,
Written Premiums	2020	2019	Change
Product Line
Automobile	$534	$555	(4%)
Homeowners	210	216	(3%)
Total	$744	$771	(4%)
Earned Premiums
Product Line
Automobile	$536	$555	(3%)
Homeowners	238	244	(2%)
Total	$774	$799	(3%)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended March 31,
Premium Measures	2020	2019
Policies in-force end of period (in thousands)
Automobile	1,410	1,485
Homeowners	868	913
New business written premium
Automobile	$58	$56
Homeowners	$17	$16
Policy count retention
Automobile	86%	85%
Homeowners	86%	84%
Renewal written price increase
Automobile	3.1%	5.5%
Homeowners	4.8%	7.9%
Renewal earned price increase
Automobile	4.2%	6.5%
Homeowners	6.1%	9.6%
Premium retention
Automobile	86%	87%
Homeowners	89%	89%
Underwriting Ratios

	Three Months Ended March 31,
Underwriting Ratios	2020	2019	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	59.8	62.6	(2.8)
Current accident year catastrophes	2.5	4.3	(1.8)
Prior year development	(2.3)	(0.1)	(2.2)
Total loss and loss adjustment expense ratio	59.9	66.7	(6.8)
Expense ratio	26.7	26.5	0.2
Combined ratio	86.7	93.2	(6.5)
Impact of current accident year catastrophes and prior year development	(0.2)	(4.2)	4.0
Underlying combined ratio	86.6	89.1	(2.5)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Product Combined Ratios

	Three Months Ended March 31,
	2020	2019	Change
Automobile
Combined ratio	89.8	93.1	(3.3)
Underlying combined ratio	90.9	93.6	(2.7)
Homeowners
Combined ratio	79.2	93.1	(13.9)
Underlying combined ratio	76.2	78.4	(2.2)
Net Income
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net income in 2020 increased slightly as a higher underwriting gain was offset by a change from net realized capital gains in 2019 to net realized capital losses in 2020.

Underwriting Gain
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Underwriting gain increased in 2020 primarily due to a lower current accident year loss and loss adjustment expense ratio before catastrophes in both auto and home, an increase in favorable prior year development, and lower current accident year catastrophes partially offset by the effect of lower earned premium.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Earned premiums decreased in 2020, reflecting a decline in written premium over the prior twelve months in both Agency channels and in AARP Direct.
Written premiums decreased in 2020 in AARP Direct and both Agency channels. Despite a modest increase in new business and higher policy count retention in both auto and homeowners, written premium declined, primarily due to not generating enough new business to offset the loss of non-renewed premium.
Renewal written pricing increases in 2020 were lower in both auto and homeowners in response to moderating loss cost trends.
Policy count retention increased in both automobile and homeowners, in part driven by moderating renewal written price increases.
Policies in-force decreased in 2020 in both automobile and homeowners, driven by not generating enough new business to offset the loss of non-renewed policies.

Current Accident Year Loss and LAE Ratio before Catastrophes
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Current accident year Loss and LAE ratio before catastrophes decreased in 2020 in both auto and homeowners. For auto, the loss and loss adjustment expense ratio benefited from earned pricing increases and from lower claim frequency driven by both a mild winter and, beginning in March, the effects of the efforts to contain the COVID-19 pandemic that has significantly reduced miles driven. For home in the three month period, the primary drivers were the effect of earned pricing increases as well as fewer non-catastrophe weather claims.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Current accident year catastrophe losses for 2020 were primarily from tornado, wind and hail events in the Midwest and Southeast. Current accident year catastrophe losses for 2019 were primarily from winter storms across the country and, to a lessor extent, tornado and hail events in the South.
Prior accident year development was favorable in 2020 primarily due to a decrease in auto liability reserves for the 2018 accident year and a decrease in catastrophe reserves, principally for the 2017 California wildfires.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2020	2019	Change
Written Premiums	$—	$—	—%
Change in unearned premium reserve	—	—	—%
Earned premiums	—	—	—%
Losses and loss adjustment expenses
Prior accident year development [1]	—	—	—%
Total losses and loss adjustment expenses	—	—	—%
Underwriting expenses	3	3	—%
Underwriting loss	(3)	(3)	—%
Net investment income [2]	16	22	(27%)
Net realized capital gains (losses) [2]	(7)	9	(178%)
Income before income taxes	6	28	(79%)
Income tax expense [3]	1	5	(80%)
Net income	$5	$23	(78%)

[1]	For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income

Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net Income decreased primarily due to a change from net realized capital gains in 2019 to net realized capital losses in 2020 as well as a decline in net investment income.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2020. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2019 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended March 31,
	2020	2019	Change
Premiums and other considerations	$1,391	$1,409	(1%)
Net investment income [1]	115	121	(5%)
Net realized capital gains (losses) [1]	(8)	5	NM
Total revenues	1,498	1,535	(2%)
Benefits, losses and loss adjustment expenses	1,007	1,053	(4%)
Amortization of DAC	13	13	—%
Insurance operating costs and other expenses	339	315	8%
Amortization of other intangible assets	11	10	10%
Total benefits, losses and expenses	1,370	1,391	(2%)
Income before income taxes	128	144	(11%)
Income tax expense [2]	24	26	(8%)
Net income	$104	$118	(12%)

[1]	For discussion of consolidated investment results, see MD&A - Investment Results.

[2]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended March 31,
	2020	2019	Change
Fully insured – ongoing premiums	$1,323	$1,362	(3%)
Buyout premiums	25	2	NM
Fee income	43	45	(4%)
Total premiums and other considerations	$1,391	$1,409	(1%)
Fully insured ongoing sales, excluding buyouts	$385	$407	(5%)

Ratios, Excluding Buyouts
	Three Months Ended March 31,
	2020	2019	Change
Group disability loss ratio	71.5%	69.6%	1.9
Group life loss ratio	74.6%	81.3%	(6.7)
Total loss ratio	71.9%	74.7%	(2.8)
Expense ratio [1]	26.2%	23.4%	2.8
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Margin
	Three Months Ended March 31,
	2020	2019	Change
Net income margin	6.9%	7.7%	(0.8)
Adjustments to reconcile net income margin to core earnings margin:
Net realized capital losses (gains) excluded from core earnings, before tax	0.6%	(0.3%)	0.9
Integration and transaction costs associated with acquired business, before tax	0.3%	0.6%	(0.3)
Income tax benefit	(0.1%)	—%	(0.1)
Impact of excluding buyouts from denominator of core earnings margin	0.1%	—%	0.1
Core earnings margin	7.8%	8.0%	(0.2)
Net Income
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net income decreased in 2020, primarily due to an increase in insurance operating costs and other expenses, a change from net realized capital gains in 2019 to net realized capital losses in 2020, an increase in group disability incurred losses and a decrease in net investment income, partially offset by lower group life incurred losses.
Insurance operating costs and other expenses increased, primarily due to increased information technology ("IT") and other costs related to improving the customer experience as well as a reduction in state taxes and assessments in first quarter 2019.

Fully Insured Ongoing Premiums
[1] Other of $62 and $58 is included in the three months ended March 31, 2019, and 2020, respectively is included in the total.
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Fully insured ongoing premiums decreased slightly in 2020 with the decrease primarily in group life business due to lower sales and persistency. Premiums and other considerations for group disability and voluntary business were relatively flat compared with the prior year period due to lower sales and persistency offset by an increase in buyout premiums driven by one large account.
Fully insured ongoing sales, excluding buyouts declined with modest decreases in sales for group disability, group life and voluntary products.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Total loss ratio decreased 2.8 points reflecting a lower life loss ratio partially offset by a modestly higher group disability loss ratio. The group life loss ratio decreased 6.7 points primarily due to favorable mortality emergence, including favorable development on 2019 incurral year claims. The group disability loss ratio increased 1.9 points due to the estimated impacts of COVID-19 adversely impacting the loss ratio by 2.3 points primarily related to the short-term disability and New York Paid Family Leave products. The unfavorable impacts of COVID-19 were partially offset by continued favorable incidence and strong recoveries driving favorable development on prior incurral year reserves.
Expense ratio increased 2.8 points, primarily due to increased IT and other costs related to improving the customer experience as well as a reduction in state taxes and assessments in first quarter 2019.

HARTFORD FUNDS
Results of Operations
Operating Summary

	Three Months Ended March 31,
	2020	2019	Change
Fee income and other revenue	$247	$238	4%
Net investment income	1	2	(50%)
Net realized capital gains	(11)	2	NM
Total revenues	237	242	(2%)
Amortization of DAC	4	3	33%
Operating costs and other expenses	189	202	(6%)
Total benefits, losses and expenses	193	205	(6%)
Income before income taxes	44	37	19%
Income tax expense [1]	8	7	14%
Net income	$36	$30	20%
Daily average Hartford Funds AUM	$119,632	$112,210	7%
ROA [2]	12.0	10.9	10%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized capital losses (gains) excluded from core earnings, before tax	3.7	(0.6)	NM
Effect of income tax benefit	(1.0)	—	NM
ROA, core earnings [2]	14.7	10.3	43%

[1]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2] Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Hartford Funds Segment AUM

	Three Months Ended March 31,
	2020	2019	Change
Mutual Fund and ETP AUM - beginning of period	$112,533	$91,557	23%
Sales - mutual fund	8,121	6,312	29%
Redemptions - mutual fund	(9,478)	(5,900)	(61%)
Net flows - ETP	(67)	462	(115%)
Net flows - mutual fund and ETP	(1,424)	874	NM
Change in market value and other	(20,494)	10,794	NM
Mutual fund and ETP AUM - end of period	90,615	103,225	(12%)
Talcott Resolution life and annuity separate account AUM [1]	11,538	14,364	(20%)
Hartford Funds AUM - end of period	$102,153	$117,589	(13%)
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.
Mutual Fund and ETP AUM by Asset Class

	March 31,
	2020	2019	Change
Equity	$55,076	$66,158	(17%)
Fixed Income	14,558	15,070	(3%)
Multi-Strategy Investments [1]	18,407	19,540	(6%)
Exchange-traded Products	2,574	2,457	5%
Mutual Fund and ETP AUM	$90,615	$103,225	(12%)
[1]Includes balanced, allocation, and alternative investment products.
Net Income
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net income for the three month period increased compared to the prior year driven by an increase in fee income and lower operating costs and other expenses, partially offset by a change from net realized capital gains in 2019 to net realized capital losses in 2020. Higher investment management fee revenue in 2020 was the result of higher daily average AUM despite the significant decline in AUM that occurred in the second half of March. Operating costs and other expenses decreased due to a reduction in contingent consideration payable of $9 after-tax associated with the acquisition of Lattice. See Note 5 - Fair Value

Measurements of Notes to Condensed Consolidated Financial Statements for additional information.
Hartford Funds AUM
March 31, 2020 compared to March 31, 2019
Hartford Funds AUM decreased compared to the prior
year due to the decline in markets driven by the economic effects of the COVID-19 pandemic and, to a lesser extent, due to net outflows, along with the continued runoff of AUM related to the Talcott Resolution life and annuity separate account AUM. Net flows from mutual funds and ETP were outflows of $1.4 billion in first quarter 2020 compared to inflows of $874 in first quarter 2019.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended March 31,
	2020	2019	Change
Fee income	$13	$13	—%
Earned Premium	4	—	NM
Other revenue	(2)	34	(106%)
Net investment income	9	24	(63%)
Net realized capital gains (losses)	(39)	13	NM
Total revenues	(15)	84	(118%)
Benefits, losses and loss adjustment expenses [1]	6	2	NM
Insurance operating costs and other expenses	21	13	62%
Interest expense [2]	64	64	—%
Total benefits, losses and expenses	91	79	15%
Income (loss) before income taxes	(106)	5	NM
Income tax expense (benefit) [3]	(15)	5	NM
Net income (loss)	(91)	—	NM
Preferred stock dividends	5	5	—%
Net loss available to common stockholders	$(96)	$(5)	NM

[1]	Includes benefits expense on life and annuity business previously underwritten by the Company.

[2]
For discussion of debt, see Note 12 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13- Debt of Notes to Consolidated Financial Statement in The Hartford's 2019 Form 10-K Annual Report.

[3]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.
Net Income (Loss)

Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net income (loss) declined due to a change from net realized capital gains in 2019 to net realized capital losses in 2020, lower net investment income, and a change from earnings of $28 before tax in 2019 to a loss of $4 before tax in 2020 on the Company's retained equity interest in the former life and annuity operations included in other revenues.
Interest Expense

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Interest expense remained flat primarily due to the issuance of senior notes in August 2019 in excess of the amount of proceeds used to redeem other outstanding senior notes offset by lower coupon rates.

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
The Company categorizes its main risks as insurance risk, operational risk and financial risk. Insurance risk and financial risk are described in more detail below. Operational risk and specific risk tolerances for natural catastrophes and pandemic risk are described in the ERM section of the MD&A in The Hartford’s 2019 Form 10-K Annual Report.
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

•
Liability- Risk of loss from automobile related accidents, uninsured and underinsured drivers, lawsuits from accidents, defective products, breach of warranty, negligent acts by professional practitioners, environmental claims, latent exposures, fraud, coercion, forgery, failure to fulfill obligations per contract surety, liability from errors and omissions, losses from political and credit coverages, losses from derivative lawsuits, and other securities actions and covered perils.

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

Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, and an aggregate property catastrophe treaty as well as individual risk agreements (including facultative reinsurance) that reinsure losses from specific classes or lines of business. The aggregate property catastrophe treaty covers the aggregate of catastrophe events designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand, in excess of a $700 retention. The occurrence-based property catastrophe treaties respond in excess of $150 per occurrence for all perils other than named storm and earthquake. Pandemic is not excluded from the treaties, so there could be reinsurance coverage for COVID-19 if related losses exceed the retentions. Because of the level of the retentions and the Company’s current loss estimates, the Company expects limited reinsurance recovery from COVID-19 related losses under the per-occurrence catastrophe treaties. In addition to catastrophe reinsurance, the Company has per risk and quota share reinsurance that would respond to COVID-19 related losses. The Company has reinsurance in place to cover individual group life losses in excess of $1 per person.
Primary Catastrophe Treaty Reinsurance Coverages as of March 31, 2020 [1]

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
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $200 million. Under the program, in any one calendar year, the federal government will pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 80%. The Company's estimated deductible under the program is $1.5 billion for 2020. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two adverse development cover (“ADC”) reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) and the other covers substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”). For more information on the A&E ADC and the Navigators ADC, see Note- 1, Basis of Presentation and Significant Accounting Policies, and Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements, included in The Hartford's 2019 Form 10-K Annual Report.
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
In response to COVID-19 the Company has implemented a number of mitigation strategies to address potential operational impacts, including:

•
Activated our cross-functional Crisis Management Team (CMT) comprising of representatives from areas such as the Business Resiliency Office, IT, Corporate Health & Well-being, Employee Relations, Security, Facilities and Communications

•	Enabled the vast majority of employees to work from home with no material impacts to operations

•	Strengthened technology infrastructure and expanded policies for accessing the Company’s network remotely

•	Actively worked with sourcing partners to ensure they were implementing their business continuity plans

•	Provided support to employees through our Corporate, Health & Well-being team comprised of healthcare professionals to identify and isolate employees with potential COVID-19 exposure.
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
Management The Company has defined ongoing monitoring and reporting requirements to assess liquidity across the enterprise under both current and stressed market conditions. The Company measures and manages liquidity risk exposures and funding needs within prescribed limits across legal entities, taking into account legal, regulatory and operational limitations to the transferability liquidity. The Company also monitors internal and external conditions, and identifies material risk changes and emerging risks that may impact operating cash flows or liquid assets. The liquidity requirements of the Holding Company have been and will continue to be met by the Holding Company's fixed maturities, short-term investments and cash, and dividends from its subsidiaries, principally its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities as needed. The Company maintains multiple sources of contingent liquidity including a revolving credit facility, a commercial paper program, an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates, and access to collateralized advances from the Federal Home Loan Bank of Boston ("FHLBB") for certain affiliates. The Company's CFO has primary responsibility for liquidity risk.
Refer to the Capital Resources & Liquidity section of MD&A for the discussion of what the Company is doing to manage liquidity during the COVID-19 pandemic.
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
Impact A decline in creditworthiness is typically reflected as an increase in an investment’s credit spread and associated decline in value, potentially resulting in recording an ACL and an increased probability of a realized loss upon sale. In certain instances, counterparties may default on their obligations and the Company may realize a loss on default. Premiums receivable, including premiums for retrospectively rated plans, reinsurance recoverable and deductible losses recoverable are also subject to credit risk based on the counterparty’s unwillingness or inability to pay.

For a discussion of potential impacts resulting from the COVID-19 pandemic, refer to the Expected impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
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
The Company manages credit risk through the use of various surveillance, analyses and governance processes. The investment, derivatives and reinsurance areas have formal policies and procedures for counterparty approvals and authorizations, which establish criteria defining minimum levels of creditworthiness and financial stability for eligible counterparties. Credits considered for investment are subject to underwriting reviews and private securities are subject to management approval. Mitigation strategies vary across the three sources of credit risk, but may include:

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
As of March 31, 2020, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity.  The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the three months ended March 31, 2020, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 14 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
Credit Risk Assumed Through Credit Derivatives
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps primarily reference investment grade single corporate issuers and indexes.
For further information on credit derivatives, see Note 7 - Derivatives of Notes to Condensed Consolidated Financial Statements.
Credit Risk of Business Operations
The Company is subject to credit risk related to the company's commercial business that is written with large deductible policies or retrospectively-rated plans. The Company’s results of operations could be adversely affected if a significant portion of such contract holders failed to reimburse the Company for the deductible amount or the retrospectively rated policyholders failed to pay additional premiums owed. While the Company attempts to manage the risks discussed above through underwriting, credit analysis, collateral requirements, provision for bad debt, and other oversight mechanisms, the Company’s efforts may not be successful.

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
For a discussion of potential impacts resulting from the COVID-19 pandemic, refer to the Expected impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
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
Sources of Equity Risk The Company has exposure to equity risk from invested assets, assets that support the Company’s pension and other post-retirement benefit plans, and fee income derived from Hartford Funds assets under management. In addition, the Company has equity exposure through its 9.7% ownership interest in the limited partnership, Hopmeadow Holdings LP, that owns the life and annuity business sold in 2018. For further information, see Note 21 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements included in the Company’s 2019 Form 10-K Annual Report.
Impact The investment portfolio is exposed to losses from market declines affecting equity securities and derivatives, which could negatively impact the Company's reported earnings. In addition, investments in limited partnerships and other

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

alternative investments generally have a level of correlation to domestic equity market levels and can expose the Company to losses in earnings if valuations decline; however, earnings impacts are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay. For assets supporting pension and other post-retirement benefit plans, the Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. Hartford Funds earnings are also significantly influenced by the U.S. and other equity markets. Generally, declines in equity markets will reduce the value of assets under management and the amount of fee income generated from those assets. Increases in equity markets will generally have the inverse impact.
In addition, since our Hartford Funds segment revenues are based on average daily assets under management, the significant decline in equity markets has reduced assets under management and, therefore, we expect a reduction to our fee income from that segment.
For a discussion of potential impacts resulting from the COVID-19 pandemic, refer to the Expected impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
Management The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, and hedging of changes in equity indices. Between March 31, 2020 and April 7, 2020, the Company reduced its exposure to equity securities through sales of approximately $550. For assets supporting pension and other post-retirement benefit plans, the asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments and impose concentration limits and investment quality requirements on permissible investment options.
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
Equity Sensitivity [1]

	As of April 7, 2020 [2]			As of December 31, 2019
		Shock to S&P 500			Shock to S&P 500
(Before tax)	Fair Value	+20%	-20%	Fair Value	+20%	-20%
Investment Portfolio	$2,257	$278	$(278)	$3,295	$440	$(407)
Assets supporting pension and other post-retirement benefit plans	$1,260	$208	$(208)	$1,372	$230	$(230)

[1]	Table excludes the Company's investment in Hopmeadow Holdings LP which is reported in other assets on the Company's Consolidated Balance Sheets.

[2]	The fair value includes the effect of sales of equity securities through April 7, 2020.
Hartford Funds assets under management
Hartford Funds earnings are significantly influenced by the U.S. and other equity markets. If equity markets were to hypothetically decline 20% and remain depressed for one year, the estimated before tax impact on reported earnings for that one year period is a decrease of $42 as of March 31, 2020. The selection of the 20% shock to the S&P 500 was made only as an illustration to the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
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
Investment Portfolio Risk
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

section are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. Accrued interest receivable related to fixed maturities are recorded in other assets on the Condensed Consolidated

Balance Sheets and are not included in the amortized cost or fair value of the fixed maturities. For further information refer to Note 6 - Investments.

Fixed Maturities, AFS by Credit Quality
	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$4,780	$5,126	12.8%	$5,478	$5,644	13.4%
AAA	6,327	6,395	15.9%	6,412	6,617	15.7%
AA	7,540	7,755	19.3%	7,746	8,146	19.3%
A	10,146	10,541	26.2%	10,144	10,843	25.7%
BBB	9,099	8,962	22.3%	8,963	9,530	22.6%
BB & below	1,581	1,426	3.5%	1,335	1,368	3.3%
Total fixed maturities, AFS	$39,473	$40,205	100.0%	$40,078	$42,148	100.0%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2019, primarily due to a decrease in valuations due to the widening of credit spreads, partially offset by lower rates. Fixed Maturities, FVO, are not included in the preceding table.

For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	March 31, 2020						December 31, 2019
	Amortized Cost	ACL [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,253	$—	$5	$(21)	$1,237	3.1%	$1,350	$16	$(3)	$1,363	3.2%
Other	115	—	1	(5)	111	0.3%	111	2	—	113	0.3%
Collateralized loan obligations ("CLOs")	2,168	—	—	(179)	1,989	5.0%	2,186	5	(8)	2,183	5.2%
CMBS
Agency [2]	1,997	—	70	(11)	2,056	5.1%	1,878	43	(7)	1,914	4.5%
Bonds	2,098	—	28	(100)	2,026	5.0%	2,108	86	(4)	2,190	5.2%
Interest only	221	—	4	(5)	220	0.5%	224	12	(2)	234	0.6%
Corporate
Basic industry	596	—	9	(34)	571	1.4%	539	31	(1)	569	1.4%
Capital goods	1,563	—	44	(44)	1,563	3.9%	1,495	72	(9)	1,558	3.7%
Consumer cyclical	1,030	(9)	33	(40)	1,014	2.5%	991	57	(1)	1,047	2.5%
Consumer non-cyclical	2,444	(3)	115	(45)	2,511	6.2%	2,372	137	(3)	2,506	5.9%
Energy	1,496	—	17	(204)	1,309	3.3%	1,550	96	(3)	1,643	3.9%
Financial services	4,124	—	96	(64)	4,156	10.3%	3,977	192	(4)	4,165	9.9%
Tech./comm.	2,392	—	181	(19)	2,554	6.4%	2,360	208	—	2,568	6.1%
Transportation	709	—	21	(20)	710	1.8%	743	44	—	787	1.9%
Utilities	1,972	—	67	(33)	2,006	5.0%	2,019	132	(4)	2,147	5.1%
Other	418	—	2	(16)	404	1.0%	389	17	—	406	1.0%
Foreign govt./govt. agencies	1,058	—	28	(23)	1,063	2.6%	1,057	66	—	1,123	2.7%
Municipal bonds
Taxable	939	—	47	(9)	977	2.4%	815	45	(1)	859	2.0%
Tax-exempt	7,904	—	637	(21)	8,520	21.2%	7,948	692	(1)	8,639	20.5%
RMBS
Agency	1,859	—	89	—	1,948	4.9%	2,409	57	(1)	2,465	5.8%
Non-agency	1,664	—	5	(55)	1,614	4.0%	1,786	17	(2)	1,801	4.2%
Alt-A	38	—	—	—	38	0.1%	40	3	—	43	0.1%
Sub-prime	491	—	2	(7)	486	1.2%	540	20	—	560	1.3%
U.S. Treasuries	924	—	198	—	1,122	2.8%	1,191	75	(1)	1,265	3.0%
Total fixed maturities, AFS	$39,473	$(12)	$1,699	$(955)	$40,205	100.0%	$40,078	$2,125	$(55)	$42,148	100.0%
Fixed maturities, FVO					$8					$11
Equity securities, at fair value					$1,155					$1,657

[1]
Represents the ACL recorded following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Footnote 1 - Basis of Presentation and Significant Accounting Policies.

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS decreased as compared with December 31, 2019, primarily due to a decrease in valuations due to the widening of credit spreads, partially offset by lower rates.
Energy Exposure
Oil prices came under significant pressure during the quarter, particularly during March 2020, largely due to the sudden reduction in demand stemming from the global economic contraction as well as a decision by Saudi Arabia in March to raise production despite declining demand. While a global agreement was reached in April to cut production and the economic stimulus afforded by the CARES Act could improve demand for energy later in 2020, the price of oil could remain depressed for some time to come. The uncertain outlook has caused credit spreads to widen materially for corporate and sovereign issuers that participate in the exploration, production, transportation or sale of oil and gas. Ultimately, the impact on these issuers will be determined by the severity and duration of the decline in energy prices and the ability of the issuers to maintain liquidity and

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

manage their indebtedness.
The Company's direct exposure within its investment portfolio to the energy sector totals approximately 4% of invested assets as of March 31, 2020 and is primarily comprised of investment grade corporate debt. These investments are diversified by issuer and different sub-sectors of the energy market, with the highest exposure to the midstream industry and the lowest to oil field services. The following table summarizes the Company's exposure to the energy sector by security type and credit quality.

Exposure to Energy
	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate securities, AFS and Equity securities, at fair value
Investment grade	$1,259	$1,143	$1,425	$1,516
Below investment grade	237	166	125	127
Equity securities, at fair value	24	24	45	45
Total corporate, AFS and equity securities, at fair value	1,520	1,333	1,595	1,688
Foreign govt./govt agencies
Investment grade	245	251	232	254
Below investment grade	9	9	9	10
Total foreign govt./govt. agencies, AFS	254	260	241	264
Other	5	6	20	21
Total energy exposure	$1,779	$1,599	$1,856	$1,973
The Company manages the credit risk associated with the energy sector within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis. The Company considers alternate scenarios including oil prices remaining at low levels for an extended period and/or declining significantly below current levels. For additional details regarding the Company’s management of credit risks, see the Credit Risk Section of this MD&A. The Company has evaluated available-for-sale securities with exposure to energy for a potential ACL as of March 31, 2020 and concluded that for the securities in an unrealized loss position, it is more likely than not that the Company will recover the entire amortized cost basis of the securities. In addition, the Company has identified one security where it currently has the intent-to-sell; no other securities in the table above have been identified as intent-to-sell, nor is the Company required to sell. For additional details regarding the Company’s impairment process, see the Intent-to-Sell Impairments and ACL on Fixed Maturities, AFS in the Investment Portfolio Risks and Risk Management section of this MD&A.
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Securities by Type table.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of March 31, 2020
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,997	$2,056	$—	$—	$—	$—	$—	$—	$—	$—	$1,997	$2,056
Bonds	1,026	1,045	514	497	432	368	126	116	—	—	2,098	2,026
Interest Only	149	149	65	65	—	—	5	5	2	1	221	220
Total CMBS	3,172	3,250	579	562	432	368	131	121	2	1	4,316	4,302
RMBS
Agency	1,836	1,923	23	25	—	—	—	—	—	—	1,859	1,948
Non-Agency	1,169	1,144	239	227	242	230	13	12	1	1	1,664	1,614
Alt-A	—	—	7	7	4	4	8	8	19	19	38	38
Sub-Prime	11	11	44	44	158	157	130	128	148	146	491	486
Total RMBS	3,016	3,078	313	303	404	391	151	148	168	166	4,052	4,086
Total CMBS & RMBS	$6,188	$6,328	$892	$865	$836	$759	$282	$269	$170	$167	$8,368	$8,388

Exposure to CMBS & RMBS Bonds as of December 31, 2019
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,878	$1,914	$—	$—	$—	$—	$—	$—	$—	$—	$1,878	$1,914
Bonds	1,013	1,055	561	576	416	438	118	121	—	—	2,108	2,190
Interest Only	150	158	67	70	—	—	5	5	2	1	224	234
Total CMBS	3,041	3,127	628	646	416	438	123	126	2	1	4,210	4,338
RMBS
Agency	2,386	2,441	23	24	—	—	—	—	—	—	2,409	2,465
Non-Agency	1,215	1,226	300	304	257	257	13	13	1	1	1,786	1,801
Alt-A	—	—	8	8	4	4	8	9	20	22	40	43
Sub-Prime	9	9	56	57	167	173	164	171	144	150	540	560
Total RMBS	3,610	3,676	387	393	428	434	185	193	165	173	4,775	4,869
Total CMBS & RMBS	$6,651	$6,803	$1,015	$1,039	$844	$872	$308	$319	$167	$174	$8,985	$9,207

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The Company also has exposure to commercial mortgage loans. These loans are collateralized by real estate properties that are diversified both geographically throughout the United States and by property type. These commercial loans are originated by the Company as high quality whole loans, and the Company may sell participation interests in one or more loans to third parties. A loan participation interest represents a pro-rata share in interest and principal payments generated by the participated loan, and the relationship between the Company as loan originator, lead participant and servicer and the third party as a participant are governed by a participation agreement.
As of March 31, 2020, mortgage loans had an amortized cost of

$4.4 billion and carrying value of $4.4 billion, with an ACL of $21. As of December 31, 2019, mortgage loans had an amortized cost of $4.2 billion and carrying value of $4.2 billion, with no valuation allowance. The increase in the allowance is attributable to both the recognition of an ACL in connection with the adoption of accounting guidance for credit losses on January 1, 2020 and, to a lesser extent, the impact of COVID-19 on weighted-average expected credit losses given the greater probability assigned to recession scenarios. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
The Company funded $205 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 58% and a

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

weighted average yield of 3.4% during the three months ended March 31, 2020. The Company continues to originate commercial loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of March 31, 2020 or December 31, 2019.

Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds
	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,106	$1,216	AA	$1,157	$1,268	AA
Pre-refunded [1]	973	1,023	AAA	936	985	AAA
Revenue
Transportation	1,473	1,605	A+	1,509	1,675	A+
Health Care	1,444	1,526	A+	1,360	1,454	A+
Leasing [2]	814	867	AA-	781	842	AA-
Education	747	815	AA	784	853	AA
Water & Sewer	688	724	AA	660	700	AA
Sales Tax	472	530	AA	456	517	AA
Power	327	356	A	339	374	A
Housing	115	120	AA+	114	117	AA+
Other	684	715	AA-	667	713	AA-
Total Revenue	6,764	7,258	AA-	6,670	7,245	AA-
Total Municipal	$8,843	$9,497	AA-	$8,763	$9,498	AA-

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

As of both March 31, 2020 and December 31, 2019, the largest issuer concentrations were the New York Dormitory Authority, the New York City Transitional Finance Authority, and the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 19% of the fair value of the Company's investment portfolio.
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
Income or losses on investments in limited partnerships and alternative investments are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay. For a discussion of potential impacts resulting from the COVID-19 pandemic, refer to the Expected impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended March 31,
	2020		2019
	Amount	Yield	Amount	Yield
Hedge funds	$1	6.4%	$1	5.1%
Real estate funds	16	15.3%	20	16.9%
Private equity funds	34	16.0%	27	14.2%
Other alternative investments [1]	7	7.0%	8	8.7%
Total	$58	13.2%	$56	13.4%

Investments in Limited Partnerships and Other Alternative Investments
	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Hedge funds	$121	6.6%	$94	5.3%
Real estate funds	434	23.6%	407	23.2%
Private equity and other funds	882	48.0%	851	48.4%
Other alternative investments [1]	402	21.8%	406	23.1%
Total	$1,839	100.0%	$1,758	100.0%
[1]Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $955 as of March 31, 2020 and have increased $900, from December 31, 2019, primarily due to wider credit spreads, partially offset by lower interest rates. As of March 31, 2020, $771 of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $184 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% are primarily related to corporate issuers within the energy sector, and, to a lesser extent, commercial real estate securities which are depressed primarily due to wider spreads since the securities were purchased.

As part of the Company’s ongoing security monitoring process, the Company has reviewed its fixed maturities, AFS securities in an unrealized loss position and concluded that these fixed maturities are temporarily depressed and are expected to recover in value as the securities approach maturity or as market spreads tighten. For these fixed maturities in an unrealized loss position where an ACL has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s ACL analysis, see the Intent-to-Sell Impairments and ACL on Fixed Maturities, AFS in the Investment Portfolio Risks and Risk Management section of this MD&A.

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	March 31, 2020				December 31, 2019
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	1,890	$13,827	$(818)	$13,009	347	$2,529	$(15)	$2,514
Greater than three to six months	44	243	(23)	220	114	712	(8)	704
Greater than six to nine months	26	61	(12)	49	50	190	(2)	188
Greater than nine to eleven months	24	101	(13)	88	15	24	(1)	23
Twelve months or more	220	931	(89)	842	345	1,440	(29)	1,411
Total	2,204	$15,163	$(955)	$14,208	871	$4,895	$(55)	$4,840

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	March 31, 2020				December 31, 2019
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	110	$596	$(180)	$416	—	$—	$—	$—
Greater than three to six months	—	—	—	—	5	2	(1)	1
Twelve months or more	28	9	(4)	5	32	10	(4)	6
Total	138	$605	$(184)	$421	37	$12	$(5)	$7
ACL on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three months ended March 31, 2020
The Company recorded an increase in the ACL on fixed maturities, AFS of $12. The increase was primarily attributable to corporate fixed maturities, primarily one cruise line issuer and, to a lesser extent, one private bank loan. Unrealized losses on securities with ACL recognized in other comprehensive income were $1. For further information, refer to Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
Intent-to-sell impairments of $5 were primarily related to one corporate issuer in the energy sector and one issuer with exposure to India.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Future impairments may develop as the result of changes in intent-to-sell specific securities that are in an unrealized loss position or if modeling assumptions, such as macroeconomic factors or security specific developments, change unfavorably from our current modeling assumptions, resulting in lower cash flow expectations. For a discussion of potential impacts resulting from the COVID-19 pandemic, refer to the Expected impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
Three months ended March 31, 2019
Impairments recognized in earnings were comprised of credit impairments of $2 primarily related to one corporate security experiencing issuer-specific financial difficulties. Non-credit impairments recognized in other comprehensive income were $2.
ACL on Mortgage Loans
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized capital gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. For further information, refer to Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2020, the Company recorded an increase in the ACL on mortgage loans of $2. The increase was primarily due to the recent market volatility surrounding the COVID-19 pandemic and, to a lesser extent, newly originated mortgage loans. The Company did not record an ACL on any individual mortgage loans.

CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of March 31, 2020:

•	$840 in fixed maturities, short-term investments, investment sales receivable and cash at The Hartford Financial Services Group, Inc, ("HFSG Holding Company").

•	A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023.

•	Borrowings available under a commercial paper program to a maximum of $750. As of March 31, 2020 there was no commercial paper outstanding.

•
An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes.

2020 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including the extent to which

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 impacts our business, results of operations, financial condition and liquidity.

•	P&C - The Company's property and casualty insurance subsidiaries have dividend capacity of $1.6 billion for 2020, with $850 to $900 of net dividends expected in 2020.

•	Group Benefits - HLA has dividend capacity of $534 in 2020 with $300 to $350 of dividends expected in 2020.

•	Hartford Funds - HFSG Holding Company expects to receive $100 to $125 in dividends from Hartford Funds in 2020.

•
Cash tax receipts of approximately $520 to $540, including realization of net operating losses and AMT credits. Year to date HFSG holding company has received cash tax receipts of $46 from its subsidiaries.

Expected liquidity requirements for the next twelve months as of March 31, 2020:

•	$220 of interest on debt.

•	$21 dividends on preferred stock, subject to the discretion of the Board of Directors.

•	$470 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Equity repurchase program:

•
Under a $1.0 billion share repurchase authorization by the Board of Directors in February, 2019, during the three months ended March 31, 2020, the Company repurchased 2.7 million common shares for $150. During the period from April 1, 2020 to April 27, 2020, the Company did not repurchase any common shares under this authorization. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.

Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc. (" HFSG Holding Company")
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
Under economic stress scenarios that could arise due to the COVID-19 pandemic, the Company has the ability to meet short-term cash requirements, if needed, by borrowing under its revolving credit facility and commercial paper program or by having its insurance subsidiaries take collateralized advances under a facility with the Federal Home Loan Bank of Boston (“FHLBB”).  The Company could also choose to have its insurance subsidiaries sell certain fixed maturities or the Company could issue debt in the public markets under its shelf registration.  No borrowings or advances have occurred to date.
During the first quarter of 2020, $30 of capital was contributed by HFSG Holding Company to its Lloyd's corporate member. An additional contribution of approximately $30 is expected to be made in June 2020. Additionally, the amount of letters of credit under the Lloyd’s Letter of Credit Facility permitted to support Lloyd's capital requirements will be reduced by the end of 2020, which will require the Company to seek alternative means of supporting its obligations at Lloyd's. These additional contributions will be funded by utilizing resources at either HFSG Holding Company or its subsidiaries.
Debt
On March 30, 2020, The Hartford repaid at maturity the $500 principal amount of its 5.5% senior notes.

Equity
Under a $1.0 billion share repurchase authorization by the Board of Directors in February, 2019, during the three months ended March 31, 2020, the Company repurchased 2.7 million common shares for $150. During the period from April 1, 2020 to April 27, 2020, the Company did not repurchase any common shares under this authorization. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
For further information about equity repurchases, see Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since January 1, 2020:
Common Stock Dividends

Declared	Record	Payable	Amount per share
February 3, 2020	March 2, 2020	April 2, 2020	$0.325
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
February 20, 2020	May 1, 2020	May 15, 2020	$375.00
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its stockholders.
For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see the following "Dividends from Subsidiaries" discussion. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Pension Plans and Other Postretirement Benefits
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
Insurers domiciled in the United Kingdom may pay dividends to their parent out of its statutory profits subject to restrictions imposed under U.K. Company law and European Insurance regulation (Solvency II). Belgium domiciled insurers may only pay dividends if, at the end of its previous fiscal year, the total amount of their assets, as reduced by its provisions and debts, are in excess of certain minimum capital thresholds calculated under Belgian law.
Through the first three months of 2020, HFSG Holding Company received $512 of dividends, including $140 from HLA, $32 from Hartford Funds and $340 from P&C subsidiaries.
Over the remainder of 2020, the Company anticipates receiving approximately $160 to $210 of dividends from HLA, $70 to $95 of dividends from Hartford Funds and $510 to $560 of net dividends from its P&C subsidiaries. The future payment of dividends from our subsidiaries is dependent on several factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
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
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through March 29, 2023. As of March 31, 2020, no borrowings were outstanding and $5 in letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Commercial Paper
The availability of the Company's commercial paper program is dependent upon a variety of factors including the Company's ratings and market conditions. As of March 31, 2020, The Hartford's maximum borrowings available under its commercial

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

paper program is $750 and there was no commercial paper outstanding.
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
As of March 31, 2020 there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of March 31, 2020, there were no advances outstanding.
For further information regarding collateralized advances with Federal Home Loan Bank of Boston, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2019 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford has two letter of credit facility agreements: the Club Facility and the Bilateral Facility, which are used to provide a portion of the capital requirements at Lloyd's. As of March 31, 2020, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility and £18 was outstanding under the Bilateral Facility. As of December 31, 2019, the Bilateral Facility has unused capacity of $3 for issuance of additional letters of credit. Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding tangible net worth and Funds at Lloyd's ("FAL"). As of March 31, 2020, Navigators Group was in compliance with all financial covenants.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and, in certain instances, enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2020 was $90. For this $90, the legal entities have posted collateral of $90 in the normal course of business. Based on derivative market values as of March 31, 2020, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. Based on derivative market values as of March 31, 2020, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $7 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of March 31, 2020, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
Insurance Operations
While subject to variability period to period, underwriting and investment cash flows continue to provide sufficient liquidity to meet anticipated demands over the next twelve months. For information about the impact of COVID-19 on the Company's cash flows see Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q. For a discussion and tabular presentation of the Company’s contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2019 Form 10-K Annual Report.
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

Property & Casualty
As of March 31, 2020
Fixed maturities	$30,136
Short-term investments	1,306
Cash	190
Less: Derivative collateral	83
Total	$31,549

Group Benefits Operations
As of March 31, 2020
Fixed maturities	$9,734
Short-term investments	313
Cash	10
Less: Derivative collateral	43
Total	$10,014

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2019 Form 10-K Annual Report.
Capitalization

Capital Structure
	March 31, 2020	December 31, 2019	Change
Short-term debt (includes current maturities of long-term debt)	$—	$500	(100%)
Long-term debt	4,349	4,348	—%
Total debt	4,349	4,848	(10%)
Common stockholders' equity excluding AOCI, net of tax	15,889	15,884	—%
Preferred stock	334	334	—%
AOCI, net of tax	(957)	52	NM
Total stockholders’ equity	15,266	16,270	(6%)
Total capitalization	$19,615	$21,118	(7%)
Debt to stockholders’ equity	28%	30%
Debt to capitalization	22%	23%
Total capitalization decreased $1,503, or 7%, as of March 31, 2020 compared to December 31, 2019 primarily due to the debt maturity of $500 in March and a decrease in AOCI, driven by a decline in net unrealized gains on fixed maturity investments as a result of credit spreads widening.
For additional information on AOCI, net of tax, including unrealized capital gains from securities, see Note 16 - Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss), Note 6 - Investments . For additional information on debt, see Note 12 - Debt.of Notes to Condensed Consolidated Financial Statements.
Cash Flow

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$298	$279
Net cash provided by investing activities	$777	$129
Net cash used for financing activities	$(1,027)	$(428)
Cash and restricted cash– end of period	$301	$104

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash provided by operating activities increased in 2020 as compared to the prior year period primarily driven by the inclusion of Navigators Group in the current period and an increase in premiums received, largely offset by an increase in insurance operating and other expenses paid.
Cash provided by investing activities increased primarily due to a change from net payments to net proceeds from fixed maturities in 2020, an increase in net proceeds from equity securities and short-term investments and an increase in net proceeds from derivative transactions, partially offset by an increase in net purchases of mortgage loans.
Cash used for financing activities increased primarily due to the repurchase of common shares in 2020 under the equity repurchase plan authorized in February of 2019 and a change to a net decrease in securities loaned or sold under agreements to repurchase.
Operating cash flow for the three months ended March 31, 2020 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk section in this MD&A and the Financial Risk on Statutory Capital section of the MD&A in the Company's 2019 Form 10-K Annual Report.
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

Insurance Financial Strength Ratings as of April 27, 2020
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
Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2020	$10,208	$2,644	$12,852
Statutory income	452	121	573
Dividends to parent	(340)	(140)	(480)
Other items	(322)	(9)	(331)
Net change to U.S. statutory capital	(210)	(28)	(238)
U.S statutory capital at March 31, 2020	$9,998	$2,616	$12,614

[1]
The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.

[2]	Excludes insurance operations in the U.K. and continental Europe.
Contingencies
Legal Proceedings
For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and "Run-off Asbestos and Environmental Claims" in Note 14 - Commitments and Contingencies Notes to Condensed Consolidated Financial

Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
Legislative and Regulatory Developments
COVID-19 Global Pandemic
State retroactive business interruption coverage and other insurance regulatory relief initiatives -

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

State lawmakers are actively considering legislation and regulation in response to COVID-19. There have been proposals to impose retroactive coverage of COVID-19 claims under existing business interruption coverage provisions. If such proposals were enacted, they could represent a material exposure for the Company. Further, some states have adopted, or are considering incorporating, a presumption that if certain workers become infected with COVID-19, such infection would constitute an occupational disease triggering workers’ compensation coverage. In addition, state insurance regulators, including California and New York, have been encouraging (and in some cases requiring) insurers to offer immediate relief to policyholders including refunding and offering discounts for drivers, incorporating flexible payment solutions for families, individuals, and businesses, providing additional time to make payments, waiving insurance premium late fees, pausing cancellation of coverage for personal and commercial policies due to non-payment and policy expiration, and suspending personal auto exclusions for restaurant employees who are transitioning to meal delivery services using their personal auto policy as coverage. The Hartford has offered consumer financial relief including a 15 percent refund on policyholders’ April and May personal auto insurance premiums, waived late payments fees for a period of time for business and personal insurance customers and temporarily suspended policy cancellations for policyholders of our Commercial Lines, Personal Lines and Group Benefits segments. As the COVID-19 global pandemic continues, regulators may require us to or we may elect to provide additional consumer and/or business financial relief. The duration and scope of such regulatory/Company actions are uncertain, and the impacts of such actions could adversely affect the Company’s insurance business.
Federal pandemic risk insurance - Congress is considering possible action for future pandemic risk insurance coverage through a risk sharing mechanism between insurers and the federal government. Timing for any Congressional action with respect to these efforts is uncertain at this time. If such a program were to be enacted, it could represent a significant obligation for the company in terms of deductible and co-share obligations.
Federal emergency leave legislation - On March 18, 2020, the Families First Coronavirus Response Act was signed into law by the President. This legislation included a number of funding provisions and worker protections including mandated emergency paid leave and sick leave programs. For employers with fewer than 500 employees, new programs were put in place to guarantee individuals 10 days of paid sick leave, and up to 10 weeks of emergency paid family and medical leave to deal directly with COVID-19. Eligible employers have access to a tax credit to reimburse for costs related to the emergency leave programs. The Hartford is providing support for the administration of the leave component of the new leave provisions for our Group Benefits clients. Congress also approved a $2 trillion Coronavirus Aid, Relief and Economic Security ("CARES") Act. The bill signed into law on March 27, 2020 focused on providing financial support for small businesses, individuals, emergency workers, airlines and other industries of national security. The CARES Act included several technical corrections to the emergency leave programs and created advance refunding credits, which allow the U.S.

Treasury to develop regulations or guidance to permit advancement of the tax credit for both sick and emergency paid leave. As Congress considers future legislation in response to COVID-19, it is possible that lawmakers look to expand the scope of eligibility and use of emergency leave. This change in the law could trigger a significant increase in claims volume and compliance requirements for Group Benefits. The timing of such legislation is unclear at this time.
Federal tax legislation - In response to the COVID-19 Global Pandemic, Congress and other global jurisdictions have passed various pieces of legislation which contain various changes to the tax laws in order to aid impacted businesses and individuals, as well as provide economic stimulus. The deferral of the employer’s portion of the Social Security tax on wages has been extended from March 27, 2020 to year-end 2020. Such deferred amounts would be due and payable over a two-year period, 50% by December 31, 2021 and 50% by December 31, 2022. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for information about the impact of these new tax laws on the Company. The U.S. Treasury and IRS continue to develop guidance implementing these new tax law provisions, and Congress may consider additional technical corrections to these laws. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.
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
Tax Reform
At the end of 2017, Congress passed and the president signed, the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), which enacted significant reforms to the U.S. tax code. The major areas of interest to the company included the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. The U.S. Treasury and IRS continue to develop guidance implementing Tax Reform, and Congress may consider additional technical corrections to the law. Tax proposals and regulatory initiatives which have been or are

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2019 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most employees of the Company and of our vendors have had to work from home during the COVID-19 pandemic though we will continue to assess the impact on the design and operating effectiveness of our internal controls.

Part II - Item 1. Legal Proceedings

Item 1. LEGAL PROCEEDINGS
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it, including claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper claims practices. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties discussed  under “Regulatory and Legal Risks” of the Risk Factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as amended in Part II Item 1A herein, and those related to The Hartford's A&E claims discussed in Note 14 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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

Part II - Item 1A. Risk Factors

Item 1A.    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
The Company’s Risk Factors are amended due to the Coronavirus (“COVID-19”) pandemic. The following is added to the Company’s Risk Factors:
The pandemic caused by the spread of COVID-19 has disrupted our operations and may have a material adverse impact on our business results, financial condition, results of operations and/or liquidity.
The global spread of COVID-19 has created significant market volatility, uncertainty and economic disruption. The extent to which COVID-19 impacts our business, financial condition, results of operations and/or liquidity will depend on future developments which are highly uncertain and cannot be easily predicted including: the duration and scope of the pandemic; new information which may emerge concerning the severity of the pandemic; the actions taken to contain or treat its impact; governmental, business and individual actions that have been and may continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; potential legislative, regulatory, and judicial responses to the pandemic pertaining specifically to insurance underwriting and claims; the effect on our customers and customers’ demand for our products; our ability to sell our products and our ability to use historical experience to assist our decision making in areas including underwriting, pricing, capital management and investments.
Below are several key effects of COVID-19 on the Company’s business results, financial condition, results of operations and/or liquidity:

•
Insurance and Product Related Risk - The Company may incur increased loss costs under insurance policies that we have written including for workers’ compensation, group life insurance, short-term disability, general liability, surety, director and officer liability, and employment practices liability, as well as property and package business. We may be required to pay workers’ compensation claims for lost wages and medical costs associated with COVID-19, if they are determined to be occupationally related to the work of the insured’s employees.

In addition, the Company’s Group Benefits business has issued group life policies to employers and associations, which may result in increased death claims due to COVID-19 mortality. We may also experience higher short-term disability and paid family leave claims from employees and covered individuals who have been affected by COVID-19.

Under general liability or umbrella policies, we may have exposure to increased claims for indemnification from our insureds who may be found liable for negligently having exposed third parties to COVID-19 at a place of business, home or other premise. In our commercial surety lines, there is the potential for elevated frequency and severity due to an increase in the number of bankruptcies, especially in small businesses and impacted industries such as hospitality, entertainment and transportation. In construction surety, there is the potential for elevated losses if contractors experience project shutdowns or payment delays, which could negatively impact their cash flows, or result in disruptions in their supply chains, labor shortages or inflation in the cost of materials. We may also have increased allegations under director and officer and employment practices liability policies for inadequate disclosures, mismanagement of resources, and hiring/lay off actions relating to COVID-19.
Although, in general, property insurance policies require direct physical loss or damage to property and many such policies contain exclusions for virus-related losses, given the significant business disruptions that have occurred, the Company is experiencing increased property claims, which may result in increased loss costs, litigation activity and legal expenses to the Company.
Further, some of the brokers and agents we do business with could have their operations affected by COVID-19 making it more difficult for us to conduct business.

•
Regulatory/Legal Risk - We also cannot predict how legal and regulatory responses to concerns about COVID-19 and related public health issues will impact our business, including the possible extension of insurance coverage beyond our policy language, such as for business interruption, civil authority and other claims. Further, policyholders may elect to litigate coverage issues which would lead to increased costs to the Company. For additional information on legislative and regulatory risks, see Part I, Item 2, MD&A - Capital Resources and Liquidity, Contingencies, Legislative and Regulatory Developments.

•
Recessionary and other Global Economic Risk - As a result of COVID-19 containment efforts, many business operations, including many of the Company’s insureds, have either been shut down or significantly curtailed for an uncertain period of time. As such, with a recession increasingly likely, the economy has contracted and is likely to remain in a downturn for a sustained period. A recession could increase policy lapses and non-renewals, reduce demand for new business, and continue to reduce fee income from our Hartford Funds business until equity markets recover. In addition, employers have reduced and may continue to reduce their work forces, resulting in lower premiums for the Company’s workers’ compensation and group benefit products. The COVID-19 pandemic and resulting economic stress will likely result in, among other impacts, lower earned premiums, lower fee revenues, reduced net investment income due to losses on investments in limited partnerships and lower reinvestment rates, realized capital losses from a decline in the value of equity

Part II - Item 1A. Risk Factors

investments and an increased likelihood of impairments or other credit losses. In response to the economic downturn, central banks have reduced benchmark interest rates to near zero while credit spreads have widened as a result of the economic stress on many businesses.
The Company could experience credit losses on various asset balances, including receivables and the principal amount of various invested assets, including fixed maturities and mortgage loans. In addition to asset impairments, declines in the value of available for sale debt securities due to widening of credit spreads would reduce shareholders’ equity. The economic impacts of COVID-19 could also result in higher reinsurance costs and/or more limited availability of reinsurance coverage.
Also, market volatility may cause us to change our existing hedging strategies resulting in economic loss. As markets become less liquid and/or experience lower trading volumes, it may be more difficult to value certain investment securities that we hold. Additionally, the Company may need to perform an “off cycle” impairment test of its goodwill and other intangible assets, which may result in recording an impairment, reducing earnings in the period the impairment is determined.

•
Capital and Liquidity Risk - We may also experience liquidity pressures including the need to provide additional capital to certain insurance subsidiaries, reductions in the amount of available dividend capacity from our subsidiaries and the need to post more collateral due to declining investment valuations or due to requirements under derivative agreements. Further, among other possible actions, we may choose not to resume share repurchases and may continue to hold proceeds from maturing fixed maturities in short-term investments which earns lower returns.

•
Operational Risk - The Company also faces operational risks as a result of COVID-19. The Company has limited the number of employees working in its offices, resulting in the vast majority of employees working from home. While the Company has the technology in place to enable this arrangement and to facilitate communication with insureds, intermediaries, claimants and other third parties, there is a risk that business operations will be disrupted due to, among other things, cybersecurity attacks or data security incidents, higher than anticipated web traffic and call volumes as well as lack of sufficient broadband internet connectivity for employees and third parties working from home. If those disruptions become significant, it could result in, among other impacts, delays in settling claims, processing new business, renewals, cancellations and endorsements for insureds, billing and collecting premiums, transacting with reinsurers, contracting with and paying vendors, and disruptions to investment operations.

We rely on vendors, including some located overseas, for a number of services including IT development, IT maintenance support and various business processes, including, among others, certain claims administration, policy administration, and other operational functions. As the COVID-19 virus has affected virtually all parts of the world, our vendors could also experience disruptions to their operations and while we have contingency plans for some level of disruption, there can be no assurance that issues vendors experience with their business processes would not have a material effect on our own operations.
For all of the reasons discussed above, the global public health and financial crisis caused by the COVID 19 pandemic could have a material adverse effect on our financial condition, results of operations and liquidity.

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. Any repurchase of shares under the equity repurchase authorization is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.

Repurchases of Common Stock by the Issuer for the Three Months Ended March 31, 2020
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2020 - January 31, 2020	896,292	$59.75	896,292	$746
February 1, 2020 - February 29, 2020	1,451,220	$56.12	1,451,220	$665
March 1, 2020 - March 31, 2020	313,165	$47.72	313,165	$650
Total	2,660,677	$56.36	2,660,677

Part II - Item 6. Exhibits

Item 6. EXHIBITS

See Exhibits Index on page	114.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2020
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.1	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.1	7/21/2016
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	April 29, 2020	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)