Form 10-Q
period 2020-06-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2020-07-31
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 28, 2020, there were outstanding 358,196,405 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements; or in Part I, Item 1A, Risk Factors in The Hartford’s 2019 Form 10-K Annual Report, as amended in Part II Item 1A herein; and those identified from time to time in our other filings with the Securities and Exchange Commission.

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

◦
the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the Company’s fair value estimates for its investments and the evaluation of intent-to-sell impairments and allowance for credit losses on available-for-sale securities;

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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
July 30, 2020

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2020	2019	2020	2019
	(Unaudited)
Revenues
Earned premiums	$4,234	$4,166	$8,625	$8,106
Fee income	298	326	618	640
Net investment income	339	488	798	958
Net realized capital gains (losses)	109	80	(122)	243
Other revenues	88	32	105	85
Total revenues	5,068	5,092	10,024	10,032
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,847	2,934	5,763	5,619
Amortization of deferred policy acquisition costs ("DAC")	429	392	866	747
Insurance operating costs and other expenses	1,125	1,141	2,301	2,189
Loss on reinsurance transaction	—	91	—	91
Interest expense	57	63	121	127
Amortization of other intangible assets	18	15	37	28
Total benefits, losses and expenses	4,476	4,636	9,088	8,801
Income before income taxes	592	456	936	1,231
Income tax expense	124	84	195	229
Net income	468	372	741	1,002
Preferred stock dividends	5	—	10	5
Net income available to common stockholders	$463	$372	$731	$997
Net income available to common stockholders per common share
Basic	$1.29	$1.03	$2.04	$2.76
Diluted	$1.29	$1.02	$2.03	$2.73
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
	(Unaudited)
Net income	$468	$372	$741	$1,002
Other comprehensive income (loss):
Changes in net unrealized gain on fixed maturities	1,428	664	371	1,343
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	—		1
Changes in other-than-temporary impairment ("OTTI") losses recognized in other comprehensive income		—		1
Changes in net gain on cash flow hedging instruments	(5)	11	39	16
Changes in foreign currency translation adjustments	1	3	(7)	4
Changes in pension and other postretirement plan adjustments	12	9	23	17
OCI, net of tax	1,436	687	427	1,381
Comprehensive income	$1,904	$1,059	$1,168	$2,383
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $39,640 and $40,078, and ACL of $32 and $0)	$42,200	$42,148
Fixed maturities, at fair value using the fair value option	1	11
Equity securities, at fair value	756	1,657
Mortgage loans (net of ACL of $43 and $0)	4,399	4,215
Limited partnerships and other alternative investments	1,826	1,758
Other investments	178	320
Short-term investments	3,668	2,921
Total investments	53,028	53,030
Cash	291	185
Restricted cash	81	77
Premiums receivable and agents' balances (net of ACL of $183 and $145)	4,595	4,384
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $111 and $114)	5,640	5,527
Deferred policy acquisition costs	812	785
Deferred income taxes, net	130	299
Goodwill	1,911	1,913
Property and equipment, net	1,135	1,181
Other intangible assets, net	996	1,070
Other assets	2,371	2,366
Total assets	$70,990	$70,817
Liabilities
Unpaid losses and loss adjustment expenses	$36,870	$36,517
Reserve for future policy benefits	652	635
Other policyholder funds and benefits payable	750	755
Unearned premiums	6,872	6,635
Short-term debt	—	500
Long-term debt	4,350	4,348
Other liabilities	4,424	5,157
Total liabilities	53,918	54,547
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at June 30, 2020 and December 31, 2019, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 shares issued at June 30, 2020 and December 31, 2019	4	4
Additional paid-in capital	4,299	4,312
Retained earnings	13,167	12,685
Treasury stock, at cost — 26,824,475 and 25,352,977 shares	(1,211)	(1,117)
Accumulated other comprehensive income, net of tax	479	52
Total stockholders’ equity	17,072	16,270
Total liabilities and stockholders’ equity	$70,990	$70,817
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for share data)	2020	2019	2020	2019
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	4	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,286	4,329	4,312	4,378
Issuance of shares under incentive and stock compensation plans	(5)	(6)	(84)	(74)
Stock-based compensation plans expense	18	21	71	76
Issuance of shares for warrant exercise	—	(44)	—	(80)
Additional Paid-in Capital, end of period	4,299	4,300	4,299	4,300
Retained Earnings
Retained Earnings, beginning of period	12,819	11,572	12,685	11,055
Cumulative effect of accounting changes, net of tax	—	—	(18)	—
Adjusted balance, beginning of period	12,819	11,572	12,667	11,055
Net income	468	372	741	1,002
Dividends declared on preferred stock	(5)	—	(10)	(5)
Dividends declared on common stock	(115)	(108)	(231)	(216)
Retained Earnings, end of period	13,167	11,836	13,167	11,836
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,220)	(1,014)	(1,117)	(1,091)
Treasury stock acquired	—	(27)	(150)	(27)
Issuance of shares under incentive and stock compensation plans	9	14	91	85
Net shares acquired related to employee incentive and stock compensation plans	—	(1)	(35)	(31)
Issuance of shares for warrant exercise	—	44	—	80
Treasury Stock, at cost, end of period	(1,211)	(984)	(1,211)	(984)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(957)	(885)	52	(1,579)
Total other comprehensive income	1,436	687	427	1,381
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	479	(198)	479	(198)
Total Stockholders’ Equity	$17,072	$15,292	$17,072	$15,292
Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	13,800	13,800	13,800	13,800
Issuance of preferred shares	—	—	—	—
Preferred Shares Outstanding, end of period	13,800	13,800	13,800	13,800
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	357,934	360,865	359,570	359,151
Treasury stock acquired	—	(505)	(2,661)	(505)
Issuance of shares under incentive and stock compensation plans	175	325	1,860	1,859
Return of shares under incentive and stock compensation plans to treasury stock	(10)	(20)	(670)	(621)
Issuance of shares for warrant exercise	—	940	—	1,721
Common Shares Outstanding, at end of period	358,099	361,605	358,099	361,605
Cash dividends declared per common share	$0.325	$0.30	$0.65	$0.60
Cash dividends declared per preferred share	$375.00	$—	$750.00	$375.00
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2020	2019
Operating Activities	(Unaudited)
Net income	$741	$1,002
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	122	(243)
Amortization of deferred policy acquisition costs	866	747
Additions to deferred policy acquisition costs	(856)	(799)
Depreciation and amortization	269	221
Other operating activities, net	95	64
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	(123)	57
Net change in accrued and deferred income taxes	175	277
Increase in insurance liabilities	597	565
Net change in other assets and other liabilities	(619)	(887)
Net cash provided by operating activities	1,267	1,004
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	9,023	10,770
Fixed maturities, fair value option	9	4
Equity securities, at fair value	1,353	1,024
Mortgage loans	536	346
Partnerships	43	122
Payments for the purchase of:
Fixed maturities, available-for-sale	(8,362)	(11,027)
Equity securities, at fair value	(671)	(951)
Mortgage loans	(762)	(280)
Partnerships	(187)	(167)
Net proceeds from derivatives	139	45
Net additions of property and equipment	(51)	(44)
Net proceeds from (payments for) short-term investments	(883)	2,090
Other investing activities, net	28	(1)
Amount paid for business acquired, net of cash acquired	—	(1,901)
Net cash provided by investing activities	215	30
Financing Activities
Deposits and other additions to investment and universal life-type contracts	29	106
Withdrawals and other deductions from investment and universal life-type contracts	(26)	(77)
Net decrease in securities loaned or sold under agreements to repurchase	(418)	(178)
Repayment of debt	(500)	(413)
Net return of shares under incentive and stock compensation plans	(28)	(39)
Treasury stock acquired	(150)	(27)
Dividends paid on preferred stock	(10)	(11)
Dividends paid on common stock	(224)	(216)
Net cash used for financing activities	(1,327)	(855)
Foreign exchange rate effect on cash	(45)	(17)
Net increase in cash and restricted cash	110	162
Cash and restricted cash – beginning of period	262	121
Cash and restricted cash– end of period	$372	$283
Supplemental Disclosure of Cash Flow Information
Income tax paid	$3	$1
Interest paid	$124	$137
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
Financial Instruments - Credit Losses
On January 1, 2020, the Company adopted the FASB’s updated guidance for recognition and measurement of credit losses on financial instruments. The new guidance replaces the “incurred loss” approach with an “expected loss” model for recognizing credit losses for financial instruments carried at other than fair value. Under the new model, for financial instruments carried at other than fair value, such as mortgage loans, reinsurance recoverables and receivables, an allowance for credit losses

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

("ACL") is recognized which is an estimate of credit losses expected over the life of financial instruments. Under the prior accounting model an ACL was recognized using an incurred loss approach. The new guidance also requires that we estimate a liability for credit losses ("LCL") on off balance sheet credit exposures such as financial guarantees and mortgage loan commitments that the Company cannot unconditionally cancel.
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
Impact of Adoption on Condensed Consolidated Balance Sheet

	Balance as of January 1, 2020
	Opening Balance	Cumulative Effect of Accounting Change	Adjusted Opening Balance
Mortgage loans	$4,215		$4,215
ACL on mortgage loans	—	$(19)	(19)
Mortgage loans, net of ACL	4,215	(19)	4,196
Premiums receivable and agents’ balances	4,529		4,529
ACL on premiums receivable and agents' balances	(145)	23	(122)
Premiums receivable and agents' balances, net of ACL	4,384	23	4,407
Reinsurance recoverables	5,641		5,641
ACL and allowance for disputed amounts on reinsurance recoverables	(114)	(2)	(116)
Reinsurance recoverables, net of allowance for uncollectible reinsurance	5,527	(2)	5,525
Deferred income tax asset, net	299	5	304
Other liabilities	(5,157)	(25)	(5,182)
Retained Earnings	$12,685	$(18)	$12,667

Summary of Adoption Impacts

Net increase to ACL and LCL	$(23)
Net tax effects	5
Net decrease to retained earnings	$(18)

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
Mortgage Loan Modification
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 4013 of the CARES Act allows financial institutions the option to suspend the requirement to disclose and account for loan modifications as troubled debt restructurings for loan modifications related to the novel strain of coronavirus, specifically identified as the Coronavirus Disease 2019 (“COVID-19”) pandemic occurring between March 1, 2020 and the earlier of 60 days after the end of the national emergency or December 31, 2020. The Company’s adoption of Section 4013 of the CARES Act had no impact on our results of operations, financial position or cash flows because The Hartford has not granted significant concessions to borrowers on its mortgage loans that would have been disclosed and accounted for as troubled debt restructurings.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. BUSINESS ACQUISITION
Navigators Group
On May 23, 2019, The Hartford acquired Navigators Group, a specialty underwriter, for total consideration of $2.121 billion and recorded provisional estimates of the fair value of the assets acquired and liabilities assumed. In the second quarter of 2020, The Hartford finalized its provisional estimates and recorded additional assets of $9 and liabilities of $7 with a net reduction in goodwill of $2. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, the measurement period adjustments recorded, and the final purchase price allocation.
Fair Value of Assets Acquired and Liabilities Assumed at the Acquisition Date

	Preliminary Values as of May 23, 2019 (as previously reported)	Measurement Period Adjustments	Adjusted Values as of May 23, 2019
Assets
Cash and invested assets	$3,848	$3	$3,851
Premiums receivable	492	6	498
Reinsurance recoverables	1,100	(3)	1,097
Prepaid reinsurance premiums	238	—	238
Other intangible assets	580	—	580
Property and equipment	83	—	83
Other assets	99	3	102
Total Assets Acquired	6,440	9	6,449
Liabilities
Unpaid losses and loss adjustment expenses	2,823	—	2,823
Unearned premiums	1,219	—	1,219
Long-term debt	284	—	284
Deferred income taxes, net	48	(1)	47
Other liabilities	568	8	576
Total Liabilities Assumed	4,942	7	4,949
Net identifiable assets acquired	1,498	2	1,500
Goodwill [1]	623	(2)	621
Net Assets Acquired	$2,121	$—	$2,121
[1] Non-deductible for income tax purposes.
The measurement period adjustments, determined as if the accounting had been completed as of the acquisition date, had no effect on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.
The following table presents supplemental pro forma amounts of revenue and net income for the Company for the six months ended June 30, 2019, as though the business was acquired on January 1, 2018. Pro forma adjustments include the revenue and earnings of Navigators Group as well as amortization of identifiable intangible assets acquired.

Pro Forma Results

Six months ended June 30, 2019
Total Revenue	$10,708
Net Income	$997

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2020	2019	2020	2019
Earnings
Net income	$468	$372	$741	$1,002
Less: Preferred stock dividends	5	—	10	5
Net income available to common stockholders	$463	$372	$731	$997
Shares
Weighted average common shares outstanding, basic	358.1	361.4	358.3	360.7
Dilutive effect of warrants [1]	—	0.5	—	0.9
Dilutive effect of stock-based awards under compensation plans	1.2	3.2	1.9	3.3
Weighted average common shares outstanding and dilutive potential common shares	359.3	365.1	360.2	364.9
Net income available to common stockholders per common share
Basic	$1.29	$1.03	$2.04	$2.76
Diluted	$1.29	$1.02	$2.03	$2.73
[1] On June 26, 2019, the Capital Purchase Program warrants issued in 2009 expired.
4. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines,

Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial Lines	$(66)	$191	$55	$554
Personal Lines	371	62	469	158
Property & Casualty Other Operations	5	11	10	34
Group Benefits	101	113	205	231
Hartford Funds	39	38	75	68
Corporate	18	(43)	(73)	(43)
Net income	468	372	741	1,002
Preferred stock dividends	5	—	10	5
Net income available to common stockholders	$463	$372	$731	$997

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$720	$832	$1,536	$1,656
Liability	337	233	680	401
Marine	67	27	132	27
Package business	383	365	760	717
Property	185	175	390	331
Professional liability	149	98	292	166
Bond	68	65	138	125
Assumed reinsurance	72	29	138	29
Automobile	181	172	369	330
Total Commercial Lines	2,162	1,996	4,435	3,782
Personal Lines
Automobile	462	565	1,005	1,126
Homeowners	241	246	481	493
Total Personal Lines [1]	703	811	1,486	1,619
Group Benefits
Group disability	719	723	1,445	1,427
Group life	632	638	1,239	1,281
Other	72	61	130	123
Total Group Benefits	1,423	1,422	2,814	2,831
Hartford Funds
Mutual fund and Exchange-Traded Products ("ETP")	207	227	432	443
Talcott Resolution life and annuity separate accounts [2]	20	24	42	46
Total Hartford Funds	227	251	474	489
Corporate	17	12	34	25
Total earned premiums and fee income	4,532	4,492	9,243	8,746
Net investment income	339	488	798	958
Net realized capital gains (losses)	109	80	(122)	243
Other revenues	88	32	105	85
Total revenues	$5,068	$5,092	$10,024	$10,032

[1]
For the three months ended June 30, 2020 and 2019, AARP members accounted for earned premiums of $633 and $726, respectively. For the six months ended June 30, 2020 and 2019, AARP members accounted for earned premiums of $1.3 billion and $1.4 billion, respectively.

[2]	Represents revenues earned for investment advisory services on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue from Non-Insurance Contracts with Customers

		Three Months Ended June 30,		Six Months Ended June 30,
	Revenue Line Item	2020	2019	2020	2019
Commercial Lines
Installment billing fees	Fee income	$5	$9	$13	$18
Personal Lines
Installment billing fees	Fee income	9	10	18	19
Insurance servicing revenues	Other revenues	21	23	40	42
Group Benefits
Administrative services	Fee income	45	45	88	90
Hartford Funds
Advisor, distribution and other management fees	Fee income	207	228	431	446
Other fees	Fee income	20	22	43	43
Corporate
Investment management and other fees	Fee income	12	11	25	24
Transition service revenues	Other revenues	—	6	2	12
Total non-insurance revenues with customers		$319	$354	$660	$694

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,416	$—	$1,393	$23
Collateralized loan obligations ("CLOs")	2,187	—	2,088	99
Commercial mortgage-backed securities ("CMBS")	4,211	—	4,191	20
Corporate	18,563	—	17,454	1,109
Foreign government/government agencies	972	—	972	—
Municipal	9,394	—	9,394	—
Residential mortgage-backed securities ("RMBS")	3,895	—	3,416	479
U.S. Treasuries	1,562	450	1,112	—
Total fixed maturities	42,200	450	40,020	1,730
Fixed maturities, FVO	1	—	1	—
Equity securities, at fair value	756	320	370	66
Derivative assets
Credit derivatives	7	—	7	—
Foreign exchange derivatives	5	—	5	—
Total derivative assets [1]	12	—	12	—
Short-term investments	3,668	3,125	529	14
Total assets accounted for at fair value on a recurring basis	$46,637	$3,895	$40,932	$1,810
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	$16	$—	$16	$—
Interest rate derivatives	(86)	—	(86)	—
Total derivative liabilities [2]	(70)	—	(70)	—
Total liabilities accounted for at fair value on a recurring basis	$(70)	$—	$(70)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,476	$—	$1,461	$15
CLOs	2,183	—	2,088	95
CMBS	4,338	—	4,329	9
Corporate	17,396	—	16,664	732
Foreign government/government agencies	1,123	—	1,120	3
Municipal	9,498	—	9,498	—
RMBS	4,869	—	4,309	560
U.S. Treasuries	1,265	330	935	—
Total fixed maturities	42,148	330	40,404	1,414
Fixed maturities, FVO	11	—	11	—
Equity securities, at fair value	1,657	1,401	183	73
Derivative assets
Credit derivatives	11	—	11	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	12	—	12	—
Short-term investments	2,921	1,028	1,878	15
Total assets accounted for at fair value on a recurring basis	$46,749	$2,759	$42,488	$1,502
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(1)	$—	$(1)	$—
Equity derivatives	(15)	—	—	(15)
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	(60)	—	(60)	—
Total derivative liabilities [2]	(78)	—	(63)	(15)
Contingent consideration [3]	(22)	—	—	(22)
Total liabilities accounted for at fair value on a recurring basis	$(100)	$—	$(63)	$(37)

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
In connection with the acquisition of Navigators Group, the Company has overseas deposits in Other Invested Assets of $48 and $38 as of June 30, 2020 and December 31, 2019, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2020
CLOs [3]	$79	Discounted cash flows	Spread	486 bps	486 bps	486 bps	Decrease
Corporate [4]	$994	Discounted cash flows	Spread	78 bps	1,007 bps	323 bps	Decrease
RMBS [3]	$479	Discounted cash flows	Spread [6]	43 bps	528 bps	167 bps	Decrease
			Constant prepayment rate [6]	—%	11%	5%	Decrease [5]
			Constant default rate [6]	1%	7%	3%	Decrease
			Loss severity [6]	—%	100%	77%	Decrease
As of December 31, 2019
CLOs [3]	$95	Discounted cash flows	Spread	246 bps	246 bps	246 bps	Decrease
CMBS [3]	$1	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,832 bps	161 bps	Decrease
Corporate [4]	$633	Discounted cash flows	Spread	93 bps	788 bps	236 bps	Decrease
RMBS [3]	$560	Discounted cash flows	Spread [6]	5 bps	233 bps	79 bps	Decrease
			Constant prepayment rate [6]	—%	11%	6%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	70%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company bases fair value on broker quotations.

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

Significant Unobservable Inputs for Level 3 - Derivatives [1]
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [2]	Impact of Increase in Input Value [3]
As of December 31, 2019
Equity options	$(15)	Option model	Equity volatility	13%	28%	17%	Increase

[1]	As of June 30, 2020, the fair values of the Company's level 3 derivatives were less than $1 and are excluded from the table.

[2]	The weighted average is determined based on the fair value of the derivatives.

[3]
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

Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of June 30, 2020, no significant adjustments were made by the Company to broker prices received.
Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") on July 29, 2016 required the Company to make payments to former owners

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of Lattice of up to $60 contingent upon growth in exchange-traded products ("ETP") assets under management ("AUM") over a period of four years beginning on the date of acquisition. The contingent consideration was measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout had been discounted back to the valuation date using a risk-adjusted discount rate of 10.0%. The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
In January 2020, we made a third payment of $10 after Lattice AUM reached $3.0 billion. Given the dramatic market declines and outflow in March, 2020, the Lattice AUM declined to $2.3 billion as of March 30, 2020 and the Company reduced the remaining contingent consideration liability to zero, recognizing an $11.9 before tax reduction in expense in first quarter 2020. The earn out period ended on July 29, 2020 with no additional consideration payable.

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

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2020
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2020	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2020
Assets
Fixed Maturities, AFS
ABS	$19	$—	$—	$23	$—	$—	$—	$(19)	$23
CLOs	83	—	4	19	(7)	—	—	—	99
CMBS	18	—	—	3	(1)	—	—	—	20
Corporate	709	(22)	61	22	(28)	(19)	412	(26)	1,109
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	(3)	—
RMBS	487	—	13	21	(42)	—	—	—	479
Total Fixed Maturities, AFS	1,319	(22)	78	88	(78)	(19)	412	(48)	1,730
Equity Securities, at fair value	69	(3)	—	—	—	—	—	—	66
Short-term investments	14	—	—	—	—	—	—	—	14
Total Assets	$1,402	$(25)	$78	$88	$(78)	$(19)	$412	$(48)	$1,810
Liabilities
Contingent Consideration	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2020
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2020	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2020
Assets
Fixed Maturities, AFS
ABS	$15	$—	$(1)	$43	$—	$—	$—	$(34)	$23
CLOs	95	—	(2)	19	(13)	—	—	—	99
CMBS	9	—	—	13	(2)	—	—	—	20
Corporate	732	(32)	(19)	116	(64)	(27)	459	(56)	1,109
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	(3)	—
RMBS	560	—	(12)	26	(88)	(7)	—	—	479
Total Fixed Maturities, AFS	1,414	(32)	(34)	217	(167)	(34)	459	(93)	1,730
Equity Securities, at fair value	73	(10)	—	3	—	—	—	—	66
Short-term investments	15	—	—	—	(1)	—	—	—	14
Total Assets	$1,502	$(42)	$(34)	$220	$(168)	$(34)	$459	$(93)	$1,810
Liabilities
Contingent Consideration	$(22)	$12	$—	$—	$10	$—	$—	$—	$—
Derivatives, net [4]
Equity	(15)	36	—	—	—	(21)	—	—	—
Total Derivatives, net [4]	(15)	36	—	—	—	(21)	—	—	—
Total Liabilities	$(37)	$48	$—	$—	$10	$(21)	$—	$—	$—

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2019
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2019	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2019
Assets
Fixed Maturities, AFS
ABS	$9	$—	$—	$5	$—	$—	$—	$(9)	$5
CLOs	114	—	—	202	(10)	—	—	(20)	286
CMBS	12	—	—	24	(1)	—	—	—	35
Corporate	525	—	2	58	(4)	(39)	34	(8)	568
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	771	—	—	90	(58)	—	—	(45)	758
Total Fixed Maturities, AFS	1,434	—	2	379	(73)	(39)	34	(82)	1,655
Equity Securities, at fair value	73	—	—	4	—	(5)	—	—	72
Derivatives, net [4]
Equity	1	(4)	—	—	—	—	—	—	(3)
Total Derivatives, net [4]	1	(4)	—	—	—	—	—	—	(3)
Total Assets	$1,508	$(4)	$2	$383	$(73)	$(44)	$34	$(82)	$1,724
Liabilities
Contingent Consideration	(29)	(2)	—	—	10	—	—	—	(21)
Total Liabilities	$(29)	$(2)	$—	$—	$10	$—	$—	$—	$(21)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2019
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2019	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2019
Assets
Fixed Maturities, AFS
ABS	$10	$—	$—	$5	$(1)	$—	$—	$(9)	$5
CLOs	100	—	—	237	(10)	(6)	—	(35)	286
CMBS	12	—	1	24	(2)	—	—	—	35
Corporate	520	(1)	9	95	(6)	(64)	46	(31)	568
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	920	1	(2)	134	(112)	(35)	—	(148)	758
Total Fixed Maturities, AFS	1,565	—	8	495	(131)	(105)	46	(223)	1,655
Equity Securities, at fair value	77	(1)	—	9	—	(13)	—	—	72
Derivatives, net [4]
Equity	3	(6)	—	—	—	—	—	—	(3)
Interest rate	1	(1)	—	—	—	—	—	—	—
Total Derivatives, net [4]	4	(7)	—	—	—	—	—	—	(3)
Total Assets	$1,646	$(8)	$8	$504	$(131)	$(118)	$46	$(223)	$1,724
Liabilities
Contingent Consideration	$(35)	$(6)	$—	$—	$20	$—	$—	$—	$(21)
Total Liabilities	$(35)	$(6)	$—	$—	$20	$—	$—	$—	$(21)

[1]	Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	All amounts are before income taxes.

[3]
Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs. Transfers into Level 3 for the three and six months ended June 30, 2020, were primarily related to private securities that were priced using internal matrix pricing in the prior period, but changed to broker pricing in the current period.

[4]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLOs	$—	$—	$4	$—	$—	$—	$(2)	$—
Corporate	—	—	61	2	—	(1)	(12)	9
RMBS	—	—	13	—	—	—	(11)	(1)
Total Fixed Maturities, AFS	—	—	78	2	—	(1)	(25)	8
Equity Securities, at fair value	(3)	—	—	—	(9)	—	—	—
Derivatives, net
Equity	—	(4)		—	—	(6)	—	—
Interest rate	—	—	—	—	—	(1)	—	—
Total Derivatives, net	—	(4)	—	—	—	(7)	—	—
Total Assets	$(3)	$(4)	$78	$2	$(9)	$(8)	$(25)	$8
Liabilities
Contingent Consideration	$—	$(2)	$—	$—	$12	$(6)	$—	$—
Total Liabilities	$—	$(2)	$—	$—	$12	$(6)	$—	$—

[1]	All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.

[2]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

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

As of June 30, 2020 and December 31, 2019, the fair value of assets using the fair value option was $1 and $11, respectively, within the residential real estate sector.
For the three and six months ended June 30, 2020 and 2019 there were no realized capital gains (losses) related to the fair value of assets using the fair value option.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	June 30, 2020			December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount	Fair Value
Assets
Mortgage loans	Level 3	$4,399	$4,586	Level 3	$4,215	$4,350
Liabilities
Other policyholder funds and benefits payable	Level 3	$758	$760	Level 3	$763	$765
Senior notes [2]	Level 2	$3,260	$4,088	Level 2	$3,759	$4,456
Junior subordinated debentures [2]	Level 2	$1,090	$1,026	Level 2	$1,089	$1,153

[1]	As of June 30, 2020, carrying amount of mortgage loans is net of ACL of $43.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.
6. INVESTMENTS

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2020	2019	2020	2019
Gross gains on sales	$96	$69	$174	$113
Gross losses on sales	(22)	(19)	(30)	(40)
Equity securities [1]	75	30	(311)	162
Change in ACL on fixed maturities, AFS [2]	(20)		(32)
Change in ACL on mortgage loans [2]	(22)		(24)
Intent-to-sell impairments	—	—	(5)	—
Net OTTI losses recognized in earnings		—		(2)
Valuation allowances on mortgage loans		1		1
Other, net [3]	2	(1)	106	9
Net realized capital gains (losses)	$109	$80	$(122)	$243

[1]
The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2020, were $67 and $(34) for the three and six months ended June 30, 2020, respectively. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2019, were $29 and $74 for the three and six months ended June 30, 2019, respectively.

[2]
Represents the change in ACL recorded during the period following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.

[3]
Includes gains (losses) from transactional foreign currency revaluation of $0 and $10 for the three and six months ended June 30, 2020 , respectively. For the same periods, also includes gains (losses) on non-qualifying derivatives of $7 and $99, respectively. For the three and six months ended June 30, 2019, includes gains (losses) on non-qualifying derivatives of $(7) and $8, respectively.

Proceeds from the sales of fixed maturities, AFS totaled $4.1 billion and $7.2 billion for the three and six months ended June 30, 2020, respectively, and $4.6 billion and $8.9 billion for the three and six months ended June 30, 2018, respectively.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of June 30, 2020 and December 31, 2019, the Company reported accrued interest receivable related to fixed maturities, AFS of $323 and $334, respectively, and accrued interest receivable related to mortgage loans of $14 and $14, respectively. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the amortized cost or fair value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of realized capital gains and losses.
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
When fixed maturities are in an unrealized loss position and the Company does not record an intent-to-sell impairment, the Company will record an ACL for the portion of the unrealized loss due to a credit loss. Any remaining unrealized loss on a fixed maturity after recording an ACL is the non-credit amount and is recorded in OCI. The ACL is the excess of the amortized cost over the greater of the Company's best estimate of the present value of expected future cash flows or the security's fair value. Cash flows are discounted at the effective yield that is used to record interest income. The ACL cannot exceed the unrealized loss and, therefore, it may fluctuate with changes in the fair value of the fixed maturity if the fair value is greater than the Company's best estimate of the present value of expected future cash flows. The initial ACL and any subsequent changes are recorded in net realized capital gains and losses. The ACL is written off against the amortized cost in the period in which all or a portion of the related fixed maturity investment is determined to be uncollectible.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACL on Fixed Maturities, AFS by Type
	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(Before tax)	Corporate	Total	Corporate	Total
Balance as of beginning of period	$(12)	$(12)	$—	$—
Credit losses on fixed maturities where credit losses were not previously recorded	(23)	(23)	(35)	(35)
Reduction due to sales	2	2	2	2
Net increases (decreases) in allowance on fixed maturities that had an allowance in a previous period	1	1	1	1
Balance as of end of period	$(32)	$(32)	$(32)	$(32)

Cumulative Credit Impairments on Fixed Maturities, AFS
	Three Months Ended June 30,	Six Months Ended June 30,
(Before tax)	2019	2019
Balance as of beginning of period	$(18)	$(19)
Additions for credit impairments recognized on [1]:
Fixed maturities not previously impaired	—	(2)
Reductions for credit impairments previously recognized on:
Fixed maturities that matured or were sold during the period	—	3
Balance as of end of period	$(18)	$(18)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	June 30, 2020					December 31, 2019
	Amortized Cost	ACL [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [2]
ABS	$1,387	$—	$30	$(1)	$1,416	$1,461	$18	$(3)	$1,476	$—
CLOs	2,246	—	—	(59)	2,187	2,186	5	(8)	2,183	—
CMBS	4,067	—	208	(64)	4,211	4,210	141	(13)	4,338	(4)
Corporate	17,283	(32)	1,441	(129)	18,563	16,435	986	(25)	17,396	—
Foreign govt./govt. agencies	906	—	70	(4)	972	1,057	66	—	1,123	—
Municipal	8,604	—	804	(14)	9,394	8,763	737	(2)	9,498	—
RMBS	3,750	—	149	(4)	3,895	4,775	97	(3)	4,869	—
U.S. Treasuries	1,397	—	165	—	1,562	1,191	75	(1)	1,265	—
Total fixed maturities, AFS	$39,640	$(32)	$2,867	$(275)	$42,200	$40,078	$2,125	$(55)	$42,148	$(4)

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

Fixed Maturities, AFS, by Contractual Maturity Year
	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,312	$1,324	$1,082	$1,090
Over one year through five years	7,274	7,556	7,200	7,401
Over five years through ten years	7,601	8,129	7,395	7,803
Over ten years	12,003	13,482	11,769	12,988
Subtotal	28,190	30,491	27,446	29,282
Mortgage-backed and asset-backed securities	11,450	11,709	12,632	12,866
Total fixed maturities, AFS	$39,640	$42,200	$40,078	$42,148
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of June 30, 2020 or December 31, 2019 other than U.S. government securities and certain U.S. government agencies.
Unrealized Losses on Fixed Maturities, AFS

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of June 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$127	$(1)	$—	$—	$127	$(1)
CLOs	1,435	(34)	723	(25)	2,158	(59)
CMBS	734	(59)	17	(5)	751	(64)
Corporate	1,646	(99)	179	(30)	1,825	(129)
Foreign govt./govt. agencies	136	(4)	1	—	137	(4)
Municipal	319	(14)	—	—	319	(14)
RMBS	195	(3)	35	(1)	230	(4)
U.S. Treasuries	236	—	—	—	236	—
Total fixed maturities, AFS in an unrealized loss position	$4,828	$(214)	$955	$(61)	$5,783	$(275)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$398	$(3)	$9	$—	$407	$(3)
CLOs	679	(2)	923	(6)	1,602	(8)
CMBS	538	(7)	20	(6)	558	(13)
Corporate	789	(9)	328	(16)	1,117	(25)
Foreign govt./govt. agencies	101	—	29	—	130	—
Municipal	222	(2)	—	—	222	(2)
RMBS	614	(3)	68	—	682	(3)
U.S. Treasuries	88	—	34	(1)	122	(1)
Total fixed maturities, AFS in an unrealized loss position	$3,429	$(26)	$1,411	$(29)	$4,840	$(55)

As of June 30, 2020, fixed maturities, AFS in an unrealized loss position consisted of 1,149 fixed maturities, primarily in the corporate sectors, most notably energy issuers, as well as issuers in the financial services sector and issuers within the travel, leisure, and gaming industry, and CMBS and CLO sectors, which were depressed largely due to widening of credit spreads since the fixed maturities were purchased. As of June 30, 2020, 96% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the six months ended June 30, 2020 was primarily attributable to wider credit spreads, partially offset by lower interest rates.
Most of the fixed maturities depressed for twelve months or more relate to the corporate and CLO sectors. Corporate fixed maturities and CLO securities were primarily depressed because current market spreads are wider than at the respective purchase dates. Certain other corporate fixed maturities were depressed because of their variable-rate coupons and long-dated maturities, and current credit spreads are wider than at their purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit impairments on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows. Given the uncertainty about the ultimate impact of the COVID-19 pandemic on issuers of these securities, actual cash flows could ultimately deviate significantly from our expectations resulting in realized losses in future periods.
Mortgage Loans
ACL on Mortgage Loans
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized capital gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. The Company utilizes a third-party forecasting model to estimate lifetime expected credit losses at a loan level under multiple economic scenarios. The scenarios use macroeconomic data provided by an internationally recognized economics firm that generates forecasts of varying economic factors such as GDP growth, unemployment and interest rates. The economic scenarios are projected over 10 years. The first two to four years of the 10-year period assume a specific modeled economic scenario (including moderate upside, moderate recession and severe recession scenarios) and then revert to historical long-term assumptions over the remaining period. Using these economic scenarios, the forecasting model projects property-specific operating income and capitalization rates used to

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

estimate the value of a future operating income stream. The operating income and the property valuations derived from capitalization rates are compared to loan payment and principal amounts to create debt service coverage ratios ("DSCRs") and LTVs over the forecast period. The model overlays historical data about mortgage loan performance based on DSCRs and LTVs and projects the probability of default, amount of loss given a default and resulting expected loss through maturity for each loan under each economic scenario. Economic scenarios are probability-weighted based on a statistical analysis of the forecasted economic factors and qualitative analysis. The Company records the change in the ACL on mortgage loans based on the weighted-average expected credit losses across the selected economic scenarios. In response to significant economic stress experienced as a result of the COVID-19 pandemic, during the first six months of 2020, the Company increased the weight of both a moderate and severe recession in our estimate of the ACL. The ultimate impact to the Company’s financial statements could vary significantly from our estimates depending on, among other things, the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective. The impact on our commercial mortgage loan portfolio will also be impacted by borrower behavior in response to the economic stress. Borrowers with lower LTVs have an incentive to continue to make payments of principal and/or interest in order to preserve the equity they have in the underlying commercial real estate properties. As property values decline, borrowers have less incentive to continue to make payments.
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. As of June 30, 2020, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. There were no mortgage loans held-for-sale as of June 30, 2020 or December 31, 2019. For the three and six months ended June 30, 2020 and 2019, respectively, the Company did not have any modifications that were accounted for as troubled debt restructurings.

ACL on Mortgage Loans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ACL as of beginning of period	$(21)	$(1)	$—	$(1)
Cumulative effect of accounting changes [1]			(19)
Adjusted beginning ACL	(21)	(1)	(19)	(1)
Current period provision	(22)	1	(24)	1
ACL as of June 30,	$(43)	$—	$(43)	$—

[1]
Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.

The increase in the allowance for the three and six months ended June 30, 2020, is the result of giving increased weight to recession scenarios in response to the COVID-19 pandemic as well as lower estimated property values and operating income to better reflect current economic conditions. In addition, for the six months ended June 30, 2020, the increase in the allowance includes the recognition of an ACL in connection with the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of these Notes to Condensed Consolidated Financial Statements.

The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 56% as of June 30, 2020, while the weighted-average LTV ratio at origination of these loans was 61%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of June 30, 2020
	2020		2019		2018		2017		2016		2015 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$8	2.59x	$266	1.85x	$248	2.07x	$80	1.63x	$80	1.85x	$131	1.74x	$813	1.89x
Less than 65%	393	2.58x	705	2.68x	450	2.02x	428	1.88x	207	2.98x	1,446	2.89x	3,629	2.59x
Total mortgage loans	$401	2.58x	$971	2.45x	$698	2.04x	$508	1.84x	$287	2.66x	$1,577	2.79x	$4,442	2.46x
[1] Amortized cost of mortgage loans excludes ACL of $43.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans LTV & DSCR
	December 31, 2019
Loan-to-value	Amortized Cost	Avg. DSCR
65% - 80%	$376	1.53x
Less than 65%	3,839	2.56x
Total mortgage loans	$4,215	2.46x

Mortgage Loans by Region
	June 30, 2020		December 31, 2019
	Amortized Cost [1]	Percent of Total	Amortized Cost	Percent of Total
East North Central	$284	6.4%	$270	6.4%
Middle Atlantic	338	7.6%	319	7.5%
Mountain	185	4.2%	109	2.6%
New England	398	9.0%	344	8.2%
Pacific	931	20.9%	906	21.5%
South Atlantic	955	21.5%	944	22.4%
West North Central	44	1.0%	46	1.1%
West South Central	475	10.7%	439	10.4%
Other [2]	832	18.7%	838	19.9%
Total mortgage loans	$4,442	100.0%	$4,215	100.0%

[1]	Amortized cost of mortgage loans excludes ACL of $43.

[2]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2020		December 31, 2019
	Amortized Cost [1]	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$1,298	29.2%	$1,167	27.7%
Multifamily	1,427	32.1%	1,313	31.2%
Office	757	17.1%	723	17.2%
Retail	785	17.7%	735	17.4%
Single Family	135	3.0%	137	3.2%
Other	40	0.9%	140	3.3%
Total mortgage loans	$4,442	100.0%	$4,215	100.0%
[1] Amortized cost of mortgage loans excludes ACL of $43.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of June 30, 2020 and December 31, 2019, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of

June 30, 2020, under this program, the Company serviced mortgage loans with a total outstanding principal of $6.6 billion, of which $3.5 billion was serviced on behalf of third parties and $3.1 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2019, the Company serviced mortgage loans with a total outstanding principal balance of $6.4 billion, of which $3.5 billion was serviced on behalf of third parties and $2.9 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of June 30, 2020 and December 31, 2019, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
Purchased Financial Assets with Credit Deterioration
Purchased financial assets with credit deterioration ("PCD") are purchased financial assets with a “more-than-insignificant” amount of credit deterioration since origination. PCD assets are assessed only at initial acquisition date and for any investments identified, the Company records an allowance at acquisition with a corresponding increase to the amortized cost basis. As of June 30, 2020, the Company held no PCD fixed maturities, AFS or mortgage loans.
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
Consolidated VIEs
As of June 30, 2020 and December 31, 2019, the Company did not hold any securities for which it is the primary beneficiary.
Non-consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2020 and December 31, 2019 was

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

limited to the total carrying value of $1.2 billion and $1.1 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the Company has outstanding commitments totaling $746 and $851, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2019 Form 10-K Annual Report.
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

Securities Lending and Repurchase Agreements
	June 30, 2020	December 31, 2019
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$165	$606
Gross amount of associated liability for collateral received [1]	$169	$621

Repurchase agreements:
Gross amount of recognized receivables for reverse repurchase agreements	$14	$15

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short-term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $0 and $34 which are excluded from the Company's Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

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
Other Collateral Transactions
As of June 30, 2020 and December 31, 2019, the Company pledged collateral of $34 and $37, respectively, of U.S.

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
Other Restricted Investments
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of June 30, 2020 and December 31, 2019, the fair value of securities on deposit was $2.5 billion and $2.3 billion, respectively.
In addition, as of June 30, 2020, the Company held fixed maturities and short-term investments of $604 and $24, respectively, in trust for the benefit of syndicate policyholders, deposited fixed maturities of $64 into a Lloyd's of London ("Lloyd's") trust account to provide a portion of the required capital, and maintained other investments of $48 primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries. As of December 31, 2019, the Company held fixed maturities and short-term investments of $447 and $189, respectively, in trust and other investments of $38 primarily consisting of overseas deposits in various countries with Lloyd's. Lloyd's is an insurance market-place operating worldwide. Lloyd's does not underwrite risks. The Company accepts risks as the sole member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate").
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of June 30, 2020 and December 31, 2019, the notional amount of interest rate swaps in offsetting relationships was $7.6 billion.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-

denominated fixed maturity investments to U.S. dollars. The Company may at times enter into foreign currency forwards to hedge non-U.S. dollar denominated cash.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun. 30, 2020	Dec. 31, 2019	Jun. 30, 2020	Dec. 31, 2019	Jun. 30, 2020	Dec. 31, 2019	Jun. 30, 2020	Dec. 31, 2019
Cash flow hedges
Interest rate swaps	$2,340	$2,040	$—	$—	$—	$1	$—	$(1)
Foreign currency swaps	287	270	21	(1)	21	3	—	(4)
Total cash flow hedges	2,627	2,310	21	(1)	21	4	—	(5)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,333	9,338	(86)	(59)	4	3	(90)	(62)
Foreign exchange contracts
Foreign currency swaps and forwards	270	464	—	(1)	—	—	—	(1)
Credit contracts
Credit derivatives that purchase credit protection	5	124	—	(3)	—	—	—	(3)
Credit derivatives that assume credit risk [1]	600	500	7	13	7	13	—	—
Credit derivatives in offsetting positions	224	29	—	—	5	5	(5)	(5)
Equity contracts
Equity index swaps and options	4	941	—	(15)	—	15	—	(30)
Total non-qualifying strategies	9,436	11,396	(79)	(65)	16	36	(95)	(101)
Total cash flow hedges and non-qualifying strategies	$12,063	$13,706	$(58)	$(66)	$37	$40	$(95)	$(106)
Balance Sheet Location
Fixed maturities, available-for-sale	$270	$244	$—	$—	$—	$—	$—	$—
Other investments	1,490	1,277	12	12	14	13	(2)	(1)
Other liabilities	10,303	12,185	(70)	(78)	23	27	(93)	(105)
Total derivatives	$12,063	$13,706	$(58)	$(66)	$37	$40	$(95)	$(106)

[1]	The derivative instruments related to this strategy are held for other investment purposes.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of June 30, 2020
Other investments	$37	$35	$12	$(10)	$1	$1
Other liabilities	$(95)	$(10)	$(70)	$(15)	$(78)	$(7)
As of December 31, 2019
Other investments	$40	$37	$12	$(9)	$1	$2
Other liabilities	$(106)	$(23)	$(78)	$(5)	$(73)	$(10)

[1]	Included in other investments in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest rate swaps	$4	$13	$36	$20
Foreign currency swaps	(4)	4	24	4
Total	$—	$17	$60	$24

Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,						Six Months Ended June 30,
	2020			2019			2020			2019
	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$—	$7	$(2)	$2	$—	$1	$—	$10	$(2)	$2	$—	$1
Foreign currency swaps	—	1	—	—	—	—	—	2	—	—	1	—
Total	$—	$8	$(2)	$2	$—	$1	$—	$12	$(2)	$2	$1	$1

Total amounts presented on the Condensed Consolidated Statement of Operations	$109	$339	$57	$80	$488	$63	$(122)	$798	$121	$243	$958	$127

As of June 30, 2020, the Company had $35 of before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and six months ended June 30, 2020 and 2019, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign exchange contracts
Foreign currency swaps and forwards	$—	$(1)	$3	$—
Interest rate contracts
Interest rate swaps, swaptions, and futures	1	(7)	21	(15)
Credit contracts
Credit derivatives that purchase credit protection	(2)	(1)	4	—
Credit derivatives that assume credit risk	8	6	(4)	27
Equity contracts
Equity index swaps and options	—	(4)	75	(4)
Total [1]	$7	$(7)	$99	$8

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of June 30, 2020
Single name credit default swaps
Investment grade risk exposure	$100	$1	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	500	6	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	100	—	8 years	CMBS Credit	AAA	100	—
Below investment grade risk exposure	12	(4)	Less than 1 year	CMBS Credit	CCC	12	4
Total [5]	$712	$3				$112	$4
As of December 31, 2019
Single name credit default swaps
Investment grade risk exposure	$100	$3	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	400	10	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	1	—	Less than 1 year	CMBS Credit	A	1	—
Below investment grade risk exposure	14	(5)	Less than 1 year	CMBS Credit	CCC-	14	5
Total [5]	$515	$8				$15	$5

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

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2020 and December 31, 2019, the Company pledged cash collateral with a fair value of less than $1 associated with derivative instruments. The collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of June 30, 2020 and December 31, 2019, the Company also pledged securities collateral associated with derivative instruments with a fair value of $86 and $78, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of June 30, 2020 and December 31, 2019, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $98 and $88, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of June 30, 2020 and December 31, 2019, the Company accepted cash collateral associated with derivative instruments of $25 and $16, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of June 30, 2020 and December 31, 2019, with a fair value of $1 as of both dates, which the Company has the right to sell or repledge. As of June 30, 2020 and December 31, 2019, the Company had no repledged securities and no securities held as collateral have been sold. Non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances
As of June 30, 2020
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums	$4,177
Receivables for loss within a deductible and retrospectively-rated policy premiums, by credit quality:
AAA	—
AA	141
A	61
BBB	222
BB	104
Below BB	73
Total receivables for losses within a deductible and retrospectively-rated policy premiums	601

Total Premiums Receivable and Agents' Balances, Gross	4,778
ACL	(183)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,595

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
For these balances, the ACL is estimated based on an aging of receivables and recent historical credit loss and collection experience, adjusted for current economic conditions and reasonable and supportable forecasts, when appropriate. In response to significant economic stress experienced as a result of the COVID-19 pandemic, the Company increased the expected loss factors used to estimate the ACL based on collections experience during past moderate and severe recessions as well as experience during periods when we provided policyholders additional time to make premiums payments. In the second quarter of 2020, we gave greater weight to recent experience which has shown a higher level of aged and uncollectible receivables than previously estimated due to the economic stress our customers are facing.
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
The ACL for receivables for loss within a deductible and retrospectively-rated policy premiums is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default and the amount of loss given a default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other credit enhancement, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The loss given default factors are based on a study of historical recovery rates for general creditors through multiple economic cycles. The Company's evaluation of the required ACL for receivables for loss within a deductible and retrospectively-rated policy premiums considers the current economic environment as well as the probability-weighted macroeconomic scenarios similar to the approach used for estimating the ACL for mortgage loans. See Note 6 - Investments of Notes to Condensed Consolidated Financial Statements. In response to significant economic stress experienced as a result of the COVID-19 pandemic during the first six months of 2020, the Company increased the weight of both a moderate and severe recession scenario in our estimate of the ACL.
The ultimate impact to the Company’s financial statements from the COVID-19 pandemic could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rollforward of ACL on Premiums Receivable and Agents' Balances
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total
Beginning ACL	$(98)	$(41)	$(139)	$(85)	$(60)	$(145)
Cumulative effect of accounting change [1]	—	—	—	2	21	23
Adjusted beginning ACL	(98)	(41)	(139)	(83)	(39)	(122)
Current period provision	(48)	(3)	(51)	(76)	(5)	(81)
Current period gross write-offs	8	—	8	23	—	23
Current period gross recoveries	(1)	—	(1)	(3)	—	(3)
Ending ACL	$(139)	$(44)	$(183)	$(139)	$(44)	$(183)

[1]
Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

The cumulative effect of accounting changes is attributable to the recognition of an ACL in connection with the adoption of accounting guidance for credit losses on January 1, 2020 that was less than the allowance recognized under the prior guidance. The adjusted beginning ACL was based on the Company’s historical loss information adjusted for current conditions and the forecasted economic environment at the time the guidance was adopted. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements. The increase in the allowance during the three and six months ended June 30,

2020 is primarily due to adjusting loss factors and an increase in aged premiums receivable as well as giving more weight to recession scenarios on receivables for loss within a deductible and retrospectively-rated policy premiums in response to the COVID-19 pandemic, as discussed above.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reinsurance Recoverables by Credit Quality Indicator as of June 30, 2020
	Property and Casualty	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$1,242	$—	$—	$1,242
A+	1,752	232	311	2,295
A	591	—	—	591
A-	26	9	—	35
B++	678	—	3	681
Below B++	23	1	—	24
Total Rated by A.M. Best	4,312	242	314	4,868
Mandatory (Assigned) and Voluntary Risk Pools	264	—	—	264
Captives	322	—	—	322
Other not rated companies	288	9	—	297
Gross Reinsurance Recoverables	5,186	251	314	5,751
Allowance for uncollectible reinsurance	(108)	(1)	(2)	(111)
Net Reinsurance Recoverables	$5,078	$250	$312	$5,640

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
The Company's evaluation of the required ACL for reinsurance recoverables considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 6 - Investments of Notes to Condensed Consolidated Financial Statements. Insurance companies, including reinsurers, are regulated and hold risk-based capital to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance recoverables. As a result, there is limited history of losses from insurer defaults. In response to significant economic stress experienced as a result of the COVID-19 pandemic during the first six months of 2020, the Company increased the weight of both a moderate and severe recession in our estimate of the ACL. The Company expects the impact to reinsurers to be somewhat mitigated by their regulated capital and liquidity positions. The

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ultimate impact to the Company’s financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective. The following table presents the activity within the Company’s ACL for reinsurance recoverables.
Allowance for Uncollectible Reinsurance

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$(114)	$(1)	$(2)	$(117)	$(114)	$—	$—	$(114)
Beginning allowance for disputed amounts	(65)	—	—	(65)	(66)	—	—	(66)
Beginning ACL	(49)	(1)	(2)	(52)	(48)	—	—	(48)
Cumulative effect of accounting change [1]	—	—	—	—	—	(1)	(1)	(2)
Adjusted beginning ACL	(49)	(1)	(2)	(52)	(48)	(1)	(1)	(50)
Current period provision	(1)	—	—	(1)	(2)	—	(1)	(3)
Current period gross recoveries	(1)	—	—	(1)	(1)	—	—	(1)
Ending ACL	(51)	(1)	(2)	(54)	(51)	(1)	(2)	(54)
Ending allowance for disputed amounts	(57)	—	—	(57)	(57)	—	—	(57)
Ending allowance for uncollectible reinsurance	$(108)	$(1)	$(2)	$(111)	$(108)	$(1)	$(2)	$(111)
[1] Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
The Company records credit loss expenses related to reinsurance recoverables in benefits losses and loss adjustment expenses. Write-offs of reinsurance recoverables and any related ACL are recorded in the period in which the balance is deemed uncollectible. Expected recoveries are included in the estimate of the ACL. There were no write-offs for the three and six months ended June 30, 2020, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2020	2019
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$28,261	$24,584
Reinsurance and other recoverables	5,275	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,986	20,352
Navigators Group acquisition	—	2,001
Provision for unpaid losses and loss adjustment expenses
Current accident year	3,962	3,475
Prior accident year development [1]	(245)	24
Total provision for unpaid losses and loss adjustment expenses	3,717	3,499
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(83)	—
Payments
Current accident year	(778)	(848)
Prior accident years	(2,575)	(2,381)
Total payments	(3,353)	(3,229)
Foreign currency adjustment	(10)	—
Ending liabilities for unpaid losses and loss adjustment expenses, net	23,257	22,623
Reinsurance and other recoverables	5,427	5,125
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,684	$27,748
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unfavorable (Favorable) Prior Accident Year Development

	For the six months ended June 30,
	2020	2019
Workers’ compensation	$(38)	$(50)
Workers’ compensation discount accretion	18	17
General liability	114	43
Marine	1	10
Package business	(6)	(9)
Commercial property	(2)	(15)
Professional liability	5	33
Bond	(10)	—
Assumed reinsurance	(7)	3
Automobile liability - Commercial Lines	27	2
Automobile liability - Personal Lines	(21)	(5)
Homeowners	—	1
Catastrophes	(413)	(22)
Uncollectible reinsurance	(2)	—
Other reserve re-estimates, net	6	16
Prior accident year development before change in deferred gain	(328)	24
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	83	—
Total prior accident year development	$(245)	$24

[1] The change in deferred gain for the six months ended June 30, 2020 primarily included increased reserves for professional liability, marine, general liability, prior accident year catastrophes, and assumed reinsurance.
Re-estimates of prior accident year reserves for the six months ended June 30, 2020
Workers’ compensation reserves were reduced on national account business within middle & large commercial, driven by lower than previously estimated claim severity for the 2014 and prior accident years and were reduced in small commercial due to lower than expected claim severity for the 2013 to 2018 accident years.
General liability reserves were increased in first quarter 2020, primarily related to guaranteed cost construction business for accident years 2016 to 2019 as incurred losses are developing higher than previously expected for premises and operations claims and product liability claims, partly due to a change in industry mix and a heavier concentration of losses in California than initially assumed. General liability reserves were also increased in second quarter 2020 on primary layer construction account business mainly related to the 2018 accident year and is largely included as a component of the change in deferred gain under retroactive reinsurance in the above table. In addition, the Company recorded an increase in reserves for sexual molestation and abuse claims in the second quarter of 2020 related to cases brought against religious and other institutions that were insureds of the Company. During the second quarter of 2020, the Company increased these reserves by $102 considering the impact of recent bankruptcy filings and an expected increase in claim incidence largely driven by legislation passed in a number of states that provides an opportunity for claimants to file claims for a period of time despite the fact that the original statute of limitations had expired.
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
Professional liability reserves were increased primarily due to an increase in large D&O losses within Global Specialty, principally in the 2016 and 2017 accident years. The reserve increases within Global Specialty are included as a component of the change in deferred gain under retroactive reinsurance in the above table.
Assumed reinsurance reserves were increased for accident year 2018 mostly due to higher accident and health reserve estimates for medical professionals on assumed casualty business. These reserve increases are included as a component of the change in deferred gain under retroactive reinsurance in the above table.
Automobile liability reserves were decreased in Personal Lines principally due to lower than previously expected AARP Direct automobile liability claim severity for the 2017 and 2018 accident years. Automobile liability reserves were increased in Commercial Lines primarily due to higher than expected large losses on national accounts in the first quarter of 2020 related to accident years 2015 to 2017 and due to large losses within middle & large commercial, primarily within the 2018 and 2019 accident years.
Catastrophes reserves were reduced, primarily due to a a reduction in estimated reserves for 2017 and 2018 California wildfires and a reduction in estimated catastrophes for wind and hail events in the 2018 and 2019 accident years, partially offset by an increase in reserves for 2019 typhoons Hagibis and Faxai in Asia. The reduction in reserves for the 2017 and 2018 wildfires was largely due to recognizing a $289 subrogation benefit in the second quarter of 2020 from PG&E Corporation and Pacific Gas and Electric Company (together, “PG&E”).
In December, 2019, the judge overseeing the bankruptcy of PG&E approved an $11 billion settlement of insurance subrogation claims to resolve all such claims arising from the 2017 Northern California wildfires and 2018 Camp wildfire. That settlement was contingent upon, among other things, the judge entering an order confirming PG&E’s chapter 11 bankruptcy plan (“PG&E Plan”) incorporating the settlement agreement. On June 20, 2020, the bankruptcy court judge approved the PG&E Plan and PG&E subsequently transferred the $11 billion settlement amount to a trust designed to allocate and distribute the settlement among subrogation holders, including certain of the Company’s insurance subsidiaries. In the second quarter of 2020, the Company recorded an estimated $289 subrogation benefit

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

though the ultimate amount it collects will depend on how the Company’s ultimate paid claims subject to subrogation compare to other insurers’ ultimate paid claims subject to subrogation.
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit.  Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. As of June 30, 2020, the Company has incurred $640 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $860 of available limit remaining under the A&E ADC.
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
As of June 30, 2020, the Company has recorded a reinsurance recoverable under the Navigators ADC of $190, as estimated cumulative loss development on the 2018 and prior accident year reserves of $290 exceed the $100 deductible. While the reinsurance recoverable is $190, the Company has also recorded a $99 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. As the Company has ceded $190 of the $300 available limit, there is $110 of remaining limit available as of June 30, 2020.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2020	2019
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,256	$8,445
Reinsurance recoverables [1]	246	239
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,010	8,206
Provision for unpaid losses and loss adjustment expenses
Current incurral year	2,297	2,269
Prior year's discount accretion	111	117
Prior incurral year development [2]	(315)	(206)
Total provision for unpaid losses and loss adjustment expenses [3]	2,093	2,180
Payments
Current incurral year	(871)	(922)
Prior incurral years	(1,290)	(1,342)
Total payments	(2,161)	(2,264)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,942	8,122
Reinsurance recoverables	244	234
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,186	$8,356

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

[3]
Includes unallocated loss adjustment expenses of $89 and $85 for the six months ended June 30, 2020 and 2019, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

Re-estimates of prior incurral years reserves for the six months ended June 30, 2020
Group disability- Prior period reserve estimates decreased by approximately $230 largely driven by group long-term disability lower claim incidence and higher recoveries on prior incurral year claims, and a refund on the New York Paid Family Leave program.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $65 largely driven by lower prior year mortality than prior assumptions in group life and lower-than-previously expected claim incidence in group life premium waiver.
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $20 driven by lower-than-expected emergence of prior year claims, especially for voluntary critical Illness and voluntary accident products.

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
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $25 largely driven by lower than previously expected claim incidence in group life premium waiver.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
Liability balance, as of January 1, 2020	$635
Incurred	53
Paid	(42)
Change in unrealized investment gains and losses	6
Liability balance, as of June 30, 2020	$652
Reinsurance recoverable asset, as of January 1, 2020	$31
Incurred	(4)
Paid	—
Reinsurance recoverable asset, as of June 30, 2020	$27

Liability balance, as of January 1, 2019	$642
Incurred	44
Paid	(55)
Change in unrealized investment gains and losses	13
Liability balance, as of June 30, 2019	$644
Reinsurance recoverable asset, as of January 1, 2019	$27
Incurred	—
Paid	—
Reinsurance recoverable asset, as of June 30, 2019	$27

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
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford has two letter of credit facility agreements: the Club Facility and the Bilateral Facility, which are used to provide a portion of the capital requirements at Lloyd's. As of June 30, 2020, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility and £18 million was outstanding under the Bilateral Facility. As of June 30, 2020, the Bilateral Facility has unused capacity of $3 for issuance of additional letters of credit. Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding tangible net worth and Funds at Lloyd's ("FAL"). As of June 30, 2020, Navigators Group was in compliance with all financial covenants.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tax provision at U.S. federal statutory rate	$125	$95	$197	$258
Tax-exempt interest	(12)	(14)	(24)	(29)
Executive compensation	—	1	5	5
Increase in deferred tax valuation allowance	7	—	13	—
Stock-based compensation	—	(1)	(1)	(4)
Other	4	3	5	(1)
Provision for income taxes	$124	$84	$195	$229

Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$14	$14	$14	$14
Gross increases - tax positions in prior period	—	—	—	—
Gross decreases - tax positions in prior period	—	—	—	—
Balance, end of period	$14	$14	$14	$14

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
As of June 30, 2020 the Company had remaining AMT credit carryforwards of $410 which are reflected as a current income tax receivable within other assets in the accompanying Condensed Consolidated Balance Sheets. In July of 2020, the Company received a $206 refund of AMT credits including $1 of interest, with the remaining balance of $205 to be utilized against federal estimated tax payments due in July and September.
For the period ending June 30, 2020, the Company has utilized all US net operating loss carryforwards as a reduction of 2020 current tax liability. The Company has foreign net operating losses of $13 for which a valuation allowance of $11 has been established. While the foreign NOLs do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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
COVID-19 Pandemic Business Income Insurance Coverage Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively the "Hartford Writing Companies”), and in some instances the Company itself, have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford Writing Companies for alleged losses resulting from the shutdown or suspension of their businesses due to the spread of COVID-19. As of July 29, 2020, the Company is aware of more than 150 such lawsuits, of which 45 purport to be filed on behalf of broad nationwide or statewide classes of policyholders. These lawsuits have been filed in state and federal courts in roughly 25 states. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorney’s fees. Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages. Several groups of plaintiffs have asked the Joint Panel on Multi-District Litigation (“JPMDL”) for an order that would coordinate or consolidate for pre-trial purposes, all COVID-19 pandemic business income coverage lawsuits pending in federal court against any commercial insurer, including Hartford Writing Companies. The Company and others in the insurance industry, and some plaintiffs, have opposed that request. The JPMDL's decision is expected in or after August 2020.
The Company and its subsidiaries deny the allegations and intend to defend vigorously. The Hartford Writing Companies maintain that they have no coverage obligations with respect to these suits for business income allegedly lost by the plaintiffs due to the COVID-19 pandemic based on the clear terms of the applicable insurance policies. Although the policy terms vary depending, among other things, upon the size, nature, and location of the policyholder’s business, in general, the claims at issue in these lawsuits were denied because the claimant identified no direct physical damage or loss to property at the insured premises, and the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any such damage or loss in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. In addition, the vast majority of the policies at issue expressly exclude from coverage any loss caused directly or indirectly by the presence, growth, proliferation, spread or activity of a virus, subject to a narrow set of exceptions not applicable in connection with this pandemic, and contain a pollution and contamination exclusion that, among other things, expressly excludes from coverage any loss caused by material that threatens human health or welfare.
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified and the size and scope of any such classes, and whether the validity of the coverage defenses will be determined by one court or many. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation, and virtually no substantive legal rulings have been made. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results.
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
For its Run-off A&E, as of June 30, 2020, the Company reported $815 of net asbestos reserves and $106 of net environmental reserves. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion . As of June 30, 2020, the Company has incurred $640 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $860 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. For more information on the A&E ADC, refer to Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2019 Form 10-K Annual Report.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and, in certain instances, enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2020 was $83 for which the legal entities have posted collateral of $86 in the normal course of business. Based on derivative market values as of June 30, 2020, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. A downgrade of two levels would require an additional $5 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Guarantees
The Hartford has guaranteed the timely payment of contractual claims under certain life, accident and health and annuity contracts issued by its former life and annuity business with most of the guaranteed contracts issued between 1990 and 1997 (the "Talcott Guarantees"). Upon the sale of the life and annuity business in May 2018, the purchaser indemnified the Company for any liability arising under the guarantees. The Talcott Guarantees cover contractual obligations only but otherwise have no limitation as to maximum potential future payments. Prior to January 1, 2020, the Company had not recorded a liability because the likelihood of any payment under the Talcott Guarantees is remote. Upon adoption of new credit loss guidance on January 1, 2020, the Company estimated a LCL of $25. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

The LCL is calculated for the estimated amount payable under guaranteed contracts multiplied by the probability of default and the amount of loss given a default. The probability of default is assigned by credit rating of the applicable insurance company that issued the contract and is based on historical insurance industry defaults for liabilities with similar durations estimated through multiple economic cycles. Credit ratings are current and forward-looking and consider a variety of economic outcomes. Because annuities represent the majority of the contracts issued, the loss given default factors are based on a historical study of annuity policyholder recoveries from insolvent estate assets. The Company's exposure is expected to run off over a period that will include more than one economic cycle.
The Company's evaluation of the required LCL for the Talcott Guarantees considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 6 - Investments of Notes to Condensed Consolidated Financial Statements. In response to significant economic stress experienced as a result of the COVID-19 pandemic, during the first six months of 2020 the Company increased the weight of both a moderate and severe recession scenario in our estimate of the LCL. The ultimate impact to the Company’s financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective. The Company has never experienced a loss on financial guarantees of this nature and we believe the risk of loss is remote. For the three and six months ended June 30, 2020, the Company recorded total credit loss expense within insurance operating costs and other expenses of $2 and $3, respectively, related to the Talcott Guarantees as a result of giving increased weight to recession scenarios in response to the COVID-19 pandemic, as discussed above.
15. EQUITY
Equity Repurchase Program
In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. During the six months ended June 30, 2020, the Company repurchased 2.7 million common shares for $150. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2020
	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$627	$(2)	$53	$26	$(1,661)	$(957)
OCI before reclassifications	1,469	—	—	1	—	1,470
Amounts reclassified from AOCI	(41)	—	(5)	—	12	(34)
OCI, net of tax	1,428	—	(5)	1	12	1,436
Ending balance	$2,055	$(2)	$48	$27	$(1,649)	$479

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2020
	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,684	$(3)	$9	$34	$(1,672)	$52
OCI before reclassifications	454	1	47	(7)	(1)	494
Amounts reclassified from AOCI	(83)	—	(8)	—	24	(67)
OCI, net of tax	371	1	39	(7)	23	427
Ending balance	$2,055	$(2)	$48	$27	$(1,649)	$479

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications from AOCI
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$52	$105	Net realized capital gains (losses)
	52	105	Total before tax
	11	22	Income tax expense
	$41	$83	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$7	10	Net investment income
Interest rate swaps	(2)	(2)	Interest expense
Foreign currency swaps	1	2	Net investment income
	6	10	Total before tax
	1	2	Income tax expense
	$5	$8	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(16)	(33)	Insurance operating costs and other expenses
	(15)	(30)	Total before tax
	(3)	(6)	Income tax expense
	$(12)	$(24)	Net income
Total amounts reclassified from AOCI	$34	$67	Net income

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2019
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$703	$(3)	$—	$31	$(1,616)	$(885)
OCI before reclassifications	703	—	13	3	—	719
Amounts reclassified from AOCI	(39)	—	(2)	—	9	(32)
OCI, net of tax	664	—	11	3	9	687
Ending balance	$1,367	$(3)	$11	$34	$(1,607)	$(198)

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2019
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$24	$(4)	$(5)	$30	$(1,624)	$(1,579)
OCI before reclassifications	1,399	1	19	4	—	1,423
Amounts reclassified from AOCI	(56)	—	(3)	—	17	(42)
OCI, net of tax	1,343	1	16	4	17	1,381
Ending balance	$1,367	$(3)	$11	$34	$(1,607)	$(198)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications from AOCI
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$50	$71	Net realized capital gains (losses)
	50	71	Total before tax
	11	15	Income tax expense
	$39	$56	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$2	$2	Net realized capital gains (losses)
Interest rate swaps	1	1	Interest expense
Foreign currency swaps	—	1	Net investment income
	3	4	Total before tax
	1	1	Income tax expense
	$2	$3	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(13)	(25)	Insurance operating costs and other expenses
	(11)	(22)	Total before tax
	(2)	(5)	Income tax expense
	$(9)	$(17)	Net income
Total amounts reclassified from AOCI	$32	$42	Net income

17. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial

Statements included in The Hartford’s 2019 Annual Report on Form 10-K.

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six months ended June 30,		Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1	$1	$2	$2	$—	$—	$—	$—
Interest cost	32	40	64	79	1	2	3	4
Expected return on plan assets	(54)	(56)	(108)	(113)	(1)	(1)	(2)	(2)
Amortization of prior service credit	—	—	—	—	(1)	(2)	(3)	(3)
Amortization of actuarial loss	15	11	30	22	1	2	3	3
Net periodic cost (benefit)	$(6)	$(4)	$(12)	$(10)	$—	$1	$1	$2

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

Reconciliation of Net Income to Core Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$468	$372	$741	$1,002
Preferred stock dividends	5	—	10	5
Net income available to common stockholders	463	372	731	997
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized capital losses (gains) excluded from core earnings, before tax	(107)	(79)	125	(239)
Loss on reinsurance transaction, before tax	—	91	—	91
Integration and transaction costs associated with acquired business, before tax	13	31	26	41
Change in loss reserves upon acquisition of a business, before tax	—	97	—	97
Change in deferred gain on retroactive reinsurance, before tax	54	—	83	—
Income tax expense (benefit)	15	(27)	(42)	5
Core earnings	$438	$485	$923	$992
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
The loss and loss adjustment expense ratio is affected by claim frequency and claim severity, particularly for shorter-tail property lines of business, where the emergence of claim frequency and severity is credible and likely indicative of ultimate losses. Claim frequency represents the percentage change in the average number of reported claims per unit of exposure in the current accident year compared to that of the previous accident year. Claim severity represents the percentage change in the estimated average cost per claim in the current accident year compared to that of the previous accident year. As one of the factors used to determine pricing, the Company’s practice is to first make an overall assumption about claim frequency and severity for a given line of business and then, as part of the rate-

making process, adjust the assumption as appropriate for the particular state, product or coverage.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial Lines
Net income (loss)	$(66)	$191	$55	$554
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	—	(2)	(1)	(1)
Net investment income	(204)	(281)	(481)	(540)
Net realized capital losses (gains)	(64)	(54)	79	(169)
Other expense	11	6	17	7
Loss on reinsurance transaction	—	91	—	91
Income tax expense (benefit)	(9)	44	19	123
Underwriting gain (loss)	$(332)	$(5)	$(312)	$65
Personal Lines
Net income	$371	$62	$469	$158
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(3)	(4)	(5)	(7)
Net investment income	(28)	(46)	(69)	(88)
Net realized capital losses (gains)	(8)	(8)	15	(27)
Other expense (income)	(1)	2	(1)	1
Income tax expense	97	14	122	37
Underwriting gain	$428	$20	$531	$74
P&C Other Ops
Net income	$5	$11	$10	$34
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(10)	(21)	(26)	(43)
Net realized capital losses (gains)	(2)	(4)	5	(13)
Income tax expense	—	2	1	7
Underwriting loss	$(7)	$(12)	$(10)	$(15)
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
The profitability of the Company's property and casualty insurance businesses over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in force block, actual mortality and morbidity experience, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, its expense levels and expectations about regulatory and legal developments. The Company seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, the Company is required to obtain approval for its premium rates from state insurance departments and the Lloyd's Syndicate's ability to write business is subject to Lloyd's approval for its premium capacity each year. Most of Personal Lines written premium is associated with our exclusive licensing agreement with AARP.  This agreement provides an important competitive advantage given the size of the 50 plus population and the strength of the AARP brand.  During the second quarter of this year, the Company extended this agreement through December 31, 2032.
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
The financial results of the Company’s mutual fund and ETP businesses depend largely on the amount of assets under management and the level of fees charged based, in part, on asset share class and product type. Changes in assets under management are driven by the two main factors of net flows and the market return of the funds, which are heavily influenced by the return realized in the equity and bond markets. Net flows are comprised of new sales less redemptions by mutual fund and ETP shareholders. Financial results are highly correlated to the growth in assets under management since these products generally earn fee income on a daily basis.
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
Impact of COVID-19 on our financial condition, results of operations and liquidity
Impact to revenues
Earned premiums
The COVID-19 pandemic has caused significant disruption to the economy of the U.S. and other countries in which we operate. Due to government restrictions that have prevented some businesses from offering goods and services to their customers and due to shelter-in-place guidelines that have reduced business activity, many of our customers, especially small businesses, have had to curtail their operations or have found they are unable to meet cash flow needs due to declining business volume, causing some to lay off workers. As one of the largest providers of small business insurance in the U.S., we experienced a 9% year over year decline in our small commercial written premium in second quarter 2020. In addition to the expected decline in small commercial written and earned premium, other business lines in Commercial Lines have also been negatively affected due to

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

government-mandated restrictions and stay-at-home guidelines reducing business activity and due to consumers having less disposable income or less willingness to spend on the products and services that our commercial lines policyholders sell. Excluding the effect of the Navigators acquisition, Commercial Lines written premium declined $207, or 11% year over year in second quarter 2020 and we expect written premium declines to continue for the remainder of 2020, driven by lower new business, and an expected increase in small commercial policy cancellations in third quarter 2020 as well as audits, endorsements or changes to in-force policies that decrease premiums to reflect reduced exposures.
Within Commercial Lines, workers’ compensation written premium declined in the second quarter of 2020 and is expected to continue to decline over the remainder of 2020, partly due to declining payrolls as a result of the economic effects of COVID-19. While the impact of the COVID-19 pandemic on Personal Lines written premium has been less than the effect in Commercial Lines, we expect written premium declines to continue for the remainder of 2020 due to expected higher policy cancellations in the third quarter, in part due to increased shopping behaviors, and lower new business levels arising out of the competitive marketplace. In addition, The Hartford provided a 15 percent refund on policyholders’ April, May and June personal automobile insurance premiums which reduced Personal Lines written and earned premiums by $81 in the second quarter of 2020. In Group Benefits, fully insured ongoing premium for 2020 may decline modestly year over year due to the economic downturn causing lower sales of new policies, declining payrolls reducing premiums on existing accounts and the potential that some employers may cancel coverage. Because of the economic stress caused by COVID-19, we also expect a higher amount of uncollectible premiums receivable. As a result, to reflect our higher expectation of credit losses, The Hartford increased its allowance for credit losses ("ACL") on premiums receivable by $20 in the first quarter and $44 in the second quarter of 2020.
Fee revenues
Our Hartford Funds segment revenues are based on average daily assets under management and due to the significant decline in equity markets during the first quarter of 2020, our average daily assets under management have declined since the fourth quarter of 2019. While Hartford Funds net income for the six months ended June 30, 2020 was up $7 largely due to a $9 after-tax reduction in contingent consideration payable, if daily average assets under management decline further, we could experience 2020 full year net income from our Hartford Funds segment that is below 2019 net income.
Net investment income and realized capital gains (losses)
We expect lower net investment income in 2020 than in 2019. In an effort to stimulate the economy, central banks have reduced benchmark interest rates to near zero, impacting our yields on floating rate securities and reinvestment rates. From late March to mid-May, 2020, the Company temporarily reinvested receipts of interest and proceeds from maturing fixed maturity investments in liquid, short-term investments. While the Company resumed investing in fixed maturities in May, 2020, lower interest rates since the pandemic began have generally resulted in lower investment yields on newly invested funds.

Income or losses on investments in limited partnerships and other alternative investments are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay. Accordingly, we recognized losses of $71 before tax on our limited partnership and other alternative investments in second quarter 2020 due to lower valuations. We could recognize additional losses on our limited partnership and other alternative investments over the remainder of 2020 if valuations continue to decline. A prolonged period of lower interest rates could depress the Company's net investment income such that to earn the same level of return on equity we may have to charge higher premiums for the insurance products we sell unless loss costs similarly lessen. Increasing premiums may be challenging during an economic downturn particularly as the insurance industry competes to retain a smaller industry premium base.
Net realized capital gains (losses) for the three and six month periods included a total $75 and ($311) respectively, of before tax unrealized mark-to-market gains (losses) on equity securities held and net realized gains (losses) on equity securities sold, net of realized gains on equity derivative hedges. While equity markets in the second quarter of 2020 recovered much of the value they lost during the first quarter, economic conditions remain uncertain and if equity markets decline again, we would incur more net realized capital losses in future periods, though the Company reduced its investments in public equity securities during March and April of 2020, with the fair value of equity securities declining from $1.7 billion as of December 31, 2019 to $756 as of June 30, 2020.
Net realized capital losses for the three and six month periods also included $42 and $56, respectively, of increases in the allowance for credit losses, partially offset by reversals of the allowance due to improvements in market value or sales, and $0 and $5, respectively, of intent-to-sell impairments. The increase in the allowance for credit losses in the three and six month periods included increases of $20 and $32, respectively, on available for sale fixed maturities and $22 and $24, respectively, on commercial mortgage loans. If it takes a prolonged period for the economy to recover or if the impacts of the economic downturn are deeper than anticipated, we could experience further credit losses and intent-to-sell impairments, particularly with highly leveraged companies and issuers in the energy, commercial real estate, and travel and leisure sectors, resulting in further net realized capital losses.
Impact to direct benefits, losses and loss adjustment expenses from COVID-19 claims
In the second quarter of 2020, we recorded direct COVID-19 incurred losses of $251, including $213 in P&C and $38 in Group Benefits, reflecting management’s best estimate of the ultimate cost of settling COVID-19 claims incurred in the second quarter. Second quarter COVID-19 incurred losses and loss adjustment expenses of $213 in P&C primarily included $141 for property claims, $35 for workers’ compensation, net of favorable frequency on other workers' compensation claims, and $37 of incurred losses largely concentrated in financial lines such as D&O and E&O. Nearly all of our property insurance policies require direct physical loss or damage to property and contain standard exclusions that we believe preclude coverage for COVID-19 related claims, and the vast majority of such policies

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

contain exclusions for virus-related losses. Included in the $141 of COVID-19 property incurred losses and loss adjustment expenses in the second quarter were $101 of losses arising from a small number of property policies that do not require direct physical loss or damage and from policies intended to cover specific business needs, including crisis management and performance disruption. In addition, we recorded a reserve of $40 for legal defense costs. Given the significant business disruptions that have occurred due to the COVID-19 pandemic, the Company has experienced increased property claims, resulting in increased litigation activity and legal expenses. Within Property & Casualty, we incur COVID-19 workers’ compensation losses when it is determined that workers were exposed to COVID-19 out of and in the course of their employment and in other cases where states have passed laws providing for the presumption of coverage for certain industry classes, including health care and other essential workers. While current accident year losses for workers’ compensation have increased $75 in second quarter 2020 due to COVID-19 claims, this has been partially offset by lower claim frequency of non-COVID-19 related workers’ compensation claims due to reduced business activity, resulting in a net increase in incurred losses of $35 in second quarter 2020. Favorable non-COVID-19 workers’ compensation claim frequency could continue over the remainder of 2020 though likely to a lesser extent as more business activity resumes. Second quarter 2020 COVID-19 incurred losses of $38 in Group Benefits consisted of $43 in losses on group life claims, partially offset by a reduction in reserves for first quarter 2020 short-term disability and paid family leave claims. The Company could incur additional COVID-19 direct incurred losses over the remainder of 2020, particularly for workers’ compensation and financial lines within P&C and in group life.
Other impacts from COVID-19 and resulting economic downturn
Apart from impacts on the investment portfolio, net investment income and net realized capital gains (losses), in second quarter 2020, the Company incurred a number of other insurance business impacts from the COVID-19 pandemic and the resulting economic downturn as follows:

•
As noted above, Personal Lines written and earned premiums were reduced by $81 in second quarter 2020 due to providing automobile policyholders with premium refunds or credits in recognition of the decrease in miles driven. In the second quarter, we recognized an estimated $111 decrease in current accident incurred losses in Personal Lines automobile due to a significant reduction in miles driven since the pandemic began though miles driven has begun to increase again as some states have eased restrictions.

•
The Company reduced audit premiums receivable by $100 in second quarter 2020 driven by the economic effects of COVID-19 reducing our insured exposures, principally in workers’ compensation. Net of a related reduction in estimated incurred losses and commissions attributable to the reduction in exposure, the net effect in second quarter was a $34 reduction in income before tax. Estimated audit premiums receivable could decrease over the remainder of 2020 though likely to a lesser extent with the magnitude of the impact depending on the scale and timing of an economic recovery in the U.S..

•
The Company has also waived late payment fees for a period of time for business and personal insurance customers and temporarily suspended the policy cancellation process for policyholders of our Commercial Lines, Personal Lines and Group Benefits segments with the period of policy cancellations for non-payment varying by state.

•
Because of the economic stress caused by COVID-19 and partly due to the extension of billing terms, we also expect a higher amount of uncollectible premiums receivable. As a result, to reflect our higher expectation of credit losses, The Hartford increased its allowance for credit losses ("ACL") on premiums receivable by $20 in the first quarter and $44 in the second quarter of 2020.

•
Apart from the increase in this allowance, we have experienced a decline in insurance operating costs and other expenses due to lower acquisition-related and other operating costs associated with lower earned premium volumes and expect that trend to continue for the remainder of 2020.

•
As a result of the effects of COVID-19 on our economy, we evaluated our goodwill and other intangible assets for impairment as of June 30, 2020 and determined that no impairments are necessary. The estimated fair values of reporting units with goodwill and of certain intangible assets are sensitive to changes in discount rates and are based on expected cash flows assuming the economy does not begin to revive until the latter half of 2020 with continued gradual improvement in 2021.

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
P&C combined ratios and Group Benefits margin
In 2020, we expect our combined ratio for Commercial Lines to be higher than the outlook range we provided in our 2019 Form 10-K, primarily due to COVID-19 incurred losses, higher than budgeted current accident year catastrophe losses and an increase in reserves for sexual molestation and abuse claims in second quarter 2020. We expect the underlying combined ratio for Commercial Lines in 2020 to be higher due to COVID-19 incurred losses. In 2020, we expect our combined ratio for Personal Lines to be lower than the outlook range we provided in our 2019 Form 10-K, primarily due to favorable prior accident year catastrophe reserve development year-to-date, including a $260 subrogation recoverable from PG&E recorded in the second quarter, and expect the underlying combined ratio for Personal lines to be lower primarily due to favorable automobile claim frequency and lower non-catastrophe homeowners’ claims, partially offset by $81 before tax of premium credits issued to policyholders in the second quarter.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our net income margin and core earnings margin for Group Benefits may be higher or lower than the outlook ranges we provided in our 2019 Form 10-K depending on the net effect of COVID-19 group life claims and continued favorable emergence of claim incidence on group disability.
Common stockholders’ equity
Apart from the direct loss and premium impacts of COVID-19 on net income, we could also experience a reduction in AOCI within common stockholders’ equity. The net unrealized gain position on our portfolio of fixed maturities, AFS increased by $522 from December 31, 2019 to June 30, 2020, due to an increase in valuations resulting from a decline in interest rates, partially offset by wider credit spreads. If credit spreads widen going forward or if interest rates increase from the level they were at as of June 30, 2020, we would recognize a decline in the fair value of fixed maturities, AFS in future periods through a reduction of AOCI within common stockholders’ equity.
During the six months ended June 30, 2020, the Company repurchased 2.7 million common shares for $150 under a $1.0 billion share repurchase authorization by the Board of Directors approved in February, 2019. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
For further information on the Company's reporting segments refer to Part I, Item 1, Business - Reporting Segments in The Hartford’s 2019 Form 10-K Annual Report.
Operational Transformation and Cost Reduction Plan
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020, the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Through reduction of its headcount, IT investments to further enhance our capabilities, and other activities, relative to 2019, the Company expects to achieve a reduction in annual insurance operating costs and other expenses of approximately $500 by 2022. The Hartford Next program will contribute to our goal of reducing the 2022 P&C expense ratio by about 2.0 to 2.5 points and reducing the 2022 GB expense ratio by about 1.5 to 2.0 points.
To achieve those expected savings, we expect to spend approximately $360, with those costs expected to be approximately $120 over the balance of 2020, $110 in 2021, $90 in 2022 and $40 after 2022. The estimated costs of approximately $360 includes an expected $50 in capitalized development costs for internal use software to be amortized over the useful life of the software, typically 3 years. Of the estimated costs of $360, approximately $320 would be recognized as an expense through the end of 2022, with $30 of IT asset amortization and $10 of other expenses after 2022. Included in the estimated costs of $360, we expect to incur restructuring costs of approximately $130, including approximately $70 of employee severance, and approximately $60 of other costs, including consulting expenses and the cost to retire certain IT applications.
These estimated restructuring and other costs do not include costs associated with a real estate consolidation plan as those plans are not yet sufficiently developed to provide an estimate of those costs and related savings.
All of the costs of the Hartford Next program will be included in insurance operating costs and other expenses in the Consolidated Statement of Operations though restructuring costs will be reported as a charge to net income but not in core earnings. Relative to 2019 full year actual expenses, the Company estimates a reduction in insurance operating costs and other expenses of approximately $40 over the last six months of 2020, approximately $300 in 2021 and approximately $500 in 2022.
The following table shows the expected costs of the Hartford Next program, including restructuring costs, and expected expense savings through 2022:

Hartford Next Expected Costs and Expense Savings
	July 1 to Dec. 31, 2020	2021	2022
Employee severance	$70	$—	$—
Retirement of IT applications and other	20	30	10
Estimated restructuring costs to be expensed and paid	90	30	10
Non-capitalized IT costs to be paid [1]	20	50	50
Other costs to be paid	10	20	20
Amortization of capitalized IT development costs [2]	—	10	10
Estimated costs to be expensed included in core earnings	30	80	80
Total estimated Hartford Next program costs to be expensed	120	110	90
Expense savings relative to 2019 beginning July 1, 2020	(40)	(300)	(500)
Net expense (savings) before-tax	$80	$(190)	$(410)

Net expense (savings) before-tax:
To be accounted for within core earnings	$(10)	$(220)	$(420)
Restructuring costs excluded from core earnings	90	30	10
Net expense (savings) before tax	$80	$(190)	$(410)

[1]	Does not include approximately $10 of non-capitalized IT costs to be incurred after 2022.

[2]	Does not include approximately $30 of IT asset amortization after 2022.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $91 or 24%	Ý	Increased $0.27 or 26%	Ý	Increased $2.74 or 6%
+	Net favorable prior accident year development in P&C in 2020, due primarily to a reduction in catastrophe reserves, including a $289 before tax subrogation recovery from PG&E	+	Increase in net income	+	Increase in common stockholders' equity largely due to an increase in AOCI, primarily driven by unrealized capital gains on available for sale securities
		+	Decrease in dilutive shares, principally from share repurchases up through March 2020

+
Lower non-COVID-19 current accident year non-catastrophe losses in homeowners and marine and lower personal automobile claim frequency, partially offset by premium credits to policyholders of $81 before tax and higher non-COVID-19 incurred property claims in small commercial

				+	Net income in excess of stockholder dividends
				+	Decrease in dilutive shares
+	A lower Group Benefits disability loss ratio
+	The Navigators ADC premium of $91 before tax paid in the 2019 period
+	Higher income from the retained interest in Talcott and higher net realized capital gains
-	COVID-19 incurred losses and benefits of $251 before tax
-	Lower net investment income
-	Higher current accident year catastrophes largely due to losses from the civil unrest

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Þ	Decreased 120 bps	Þ	Improved 3.0 points	Þ	Decreased 0.6 points
-	Losses on limited partnerships and other alternative investments in 2020 due to valuation declines within the underlying fund investments	+	Favorable net prior accident year development in Personal Lines in 2020, resulting primarily from a reduction in catastrophe reserves, including a subrogation recovery from PG&E	-	COVID-19 incurred benefits and losses of $38 before tax
				-	Lower net investment income
-	Lower reinvestment rates and lower yield on variable rate securities due to the decline in interest rates	+	Lower current accident year loss ratio in Personal Lines, due to lower claim frequency	-	A decrease in net realized capital gains
-	Higher liquidity levels resulting in a larger share of the portfolio invested at short-term rates	-	Higher current accident year catastrophes, largely due to losses from the civil unrest	-	Higher insurance operating costs and other expenses
		-	Higher current accident year loss ratio in Commercial Lines driven by COVID-19 losses and credit losses on premiums receivable, partially offset by lower other underwriting expenses	+	A lower group disability loss ratio, driven by lower claim incidence and higher recoveries, including favorable prior incurral year development

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes beginning on page 7 as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Earned premiums	$4,234	$4,166	2%	$8,625	$8,106	6%
Fee income	298	326	(9%)	618	640	(3%)
Net investment income	339	488	(31%)	798	958	(17%)
Net realized capital gains (losses)	109	80	36%	(122)	243	(150%)
Other revenues	88	32	175%	105	85	24%
Total revenues	5,068	5,092	—%	10,024	10,032	—%
Benefits, losses and loss adjustment expenses	2,847	2,934	(3%)	5,763	5,619	3%
Amortization of deferred policy acquisition costs	429	392	9%	866	747	16%
Insurance operating costs and other expenses	1,125	1,141	(1%)	2,301	2,189	5%
Loss on reinsurance transaction	—	91	(100%)	—	91	(100%)
Interest expense	57	63	(10%)	121	127	(5%)
Amortization of other intangible assets	18	15	20%	37	28	32%
Total benefits, losses and expenses	4,476	4,636	(3%)	9,088	8,801	3%
Income, before tax	592	456	30%	936	1,231	(24%)
Income tax expense	124	84	48%	195	229	(15%)
Net income	468	372	26%	741	1,002	(26%)
Preferred stock dividends	5	—	NM	10	5	100%
Net income available to common stockholders	$463	$372	24%	$731	$997	(27%)
Three months ended June 30, 2020 compared to the three months ended June 30, 2019
Net income available to common stockholders increased by $91 in the three month period, primarily due to an increase in net favorable P&C prior accident year reserve development of $239 after-tax, the effect of lower claim incidence and higher recoveries on non-COVID-19 group disability claims, higher marine current accident year loss costs in second quarter 2019, an increase of $51, after tax, in income from the Company's retained equity interest in the former life and annuity operations, Navigators ADC premium paid of $72 after-tax in the second quarter of 2019 and an increase in net realized capital gains, partially offset by COVID-19 incurred benefits and losses of $198 after tax in second quarter 2020, an increase in current accident year catastrophes of $87 after tax driven by losses from the civil unrest in late May and June of

2020, lower net investment income and higher non-COVID-19 non-catastrophe property loss costs in small commercial.
Also contributing to the change in net income for the three month period was the effect of lower claim frequency in Personal Lines automobile due to shelter-in-place guidelines of $88 after-tax and lower weather-related non-catastrophe homeowners’ claims, partially offset by Personal Lines automobile premium credits to policyholder of $64 after-tax and an increase in the credit allowance on premiums receivable of $35 after-tax. For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries. For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue
Earned Premiums
[1] For the three months ended June 30, 2020, the total includes $5 in Corporate. For the three months ended June 30, 2019, there was $1 in earned premiums recorded Corporate other revenue.
Earned premiums increased primarily due to:

•
An increase in Property and Casualty reflecting a 9% increase in Commercial Lines, including the effect of the Navigators Group acquisition, partially offset by the impact of the COVID-19 pandemic, including declines in new business, lower estimated audit premiums on workers’ compensation and general liability policies and, in middle market, a decline in premium retention.

•
A decline of 13% in Personal Lines, largely reflecting the impact of the COVID-19 pandemic, including the impact of the Company offering a 15 percent premium credit on policyholders’ April, May and June personal automobile insurance premiums totaling $81 for the second quarter of 2020.

Earned premiums in Group Benefits were relatively flat compared to the prior year period as premium received from the takeover of open claim liabilities and higher voluntary product premiums offset modest declines in group disability and group life.
Fee income decreased primarily due to lower fee income in Hartford Funds as a result of lower average daily assets under management.
Other revenues increased primarily due to higher income earned from the retained interest in the legal entity that acquired the life and annuity business sold in 2018.

Net Investment Income
Net investment income decreased primarily due to:

•
Losses on limited partnerships and other alternative investments in second quarter 2020 due to lower valuations of the underlying fund investments. Income (loss) from limited partnerships is generally reported on a three-month delay.

•	A lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on floating rate investments.

•	The impact of holding a higher level of liquidity.

•	Partially offset by a higher level of invested assets, primarily due to the acquisition of Navigators Group.
Net realized capital gains increased primarily driven by:

•	Appreciation in the value of equity securities due to the increase in equity market levels in the second quarter 2020.

•	An increase in net gains on sales of fixed maturity securities.

•	Partially offset by increases in credit losses on fixed maturities, AFS and mortgage loans.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains and MD&A - Investment Results, Net Investment Income.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Benefits, losses and expenses
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses decreased due to:

•	A decrease in incurred losses for Property & Casualty, driven by:

–
A favorable change in Property & Casualty net prior accident year reserve development of $303, before tax. Prior accident year reserve development in 2020 was a net favorable $268 before tax driven by $400 of reserve reductions related to catastrophes, including decreases in estimated losses arising from wind and hail events in 2018 and 2019 and from the 2017 and 2018 California wildfires, including a $289 before tax subrogation benefit from PG&E. Apart from catastrophes, second quarter 2020 reserve development primarily included a $102 before tax increase in reserves related to sexual molestation and abuse claims. Due to recognizing a deferred gain on retroactive reinsurance, the $268 of net favorable reserve development in second quarter 2020 included $54 before tax of adverse development for Navigators related to 2018 and prior accident years even though that development has been economically ceded to NICO. Prior accident year development in the 2019 period primarily included an increase in Navigators Group's prior accident year reserves, partially offset by a release of reserves for workers' compensation and 2017 catastrophes. For further discussion, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Losses and LAE Incurred for Group Benefits

–
An increase in Property & Casualty current accident year ("CAY") loss and loss adjustment expenses before catastrophes primarily due to COVID-19 incurred losses of $213, the effect on incurred losses of earned premium from the Navigators Group acquisition, partially offset by lower weather-related non-catastrophe homeowners claims and lower claim frequency in personal automobile due to shelter-in-place guidelines reducing miles driven. COVID-19 incurred losses are net of favorable frequency of workers' compensation claims due to reduced business activity and lower payrolls.

–
An increase in current accident year catastrophe losses of $110, before tax. Catastrophe losses in the second quarter of 2020 were primarily from the civil unrest that took place in late May and June as well as from wind and hail events principally in the South, Midwest and Great Plains. Catastrophe losses in 2019 were primarily from tornado, wind and hail events in various areas of the Midwest and South. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•	A decrease in Group Benefits driven by a lower claim incidence and higher recoveries on group disability claims, partially offset by $38 of COVID-19 incurred benefits and losses, driven by group life.
For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Amortization of deferred policy acquisition costs increased from the prior year period primarily due to the acquisition of Navigators Group in May of 2019.
Insurance operating costs and other expenses decreased modestly due to lower incentive compensation, lower employee travel expenses, and a decrease in Hartford Funds due to lower variable costs, partially offset by:

•	A $44 before tax increase in the ACL on uncollectible premiums receivable in second quarter 2020 due to the economic impacts of COVID-19.

•	A full quarter of operating costs incurred in the 2020 period related to the Navigators Group acquisition in May of 2019.
Income tax expense increased primarily due to a increase in income before tax. For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Six months ended June 30, 2020 compared to the six months ended June 30, 2019
Net income available to common stockholders decreased by $266 in the six month period, primarily due to a change from net realized capital gains to net realized capital losses of $288 after-tax, COVID-19 incurred benefits and losses of $211 after tax for the six month period in 2020, an increase in current accident year catastrophes of $63 after tax driven by losses from the civil unrest in late May and June of 2020 and lower net investment income, partially offset by an increase in net favorable P&C prior accident year reserve development of $213 after-tax, the effect of lower claim incidence and higher recoveries on non-COVID-19 group disability claims, lower Commercial Lines non-COVID-19 current accident year non-catastrophe loss costs and Navigators ADC premium paid of $72 after-tax in the second quarter of 2019.
Also contributing to the change in net income for the three month period was the effect of lower claim frequency in Personal Lines automobile due to shelter-in-place guidelines of $88 after-tax and higher income from the Company’s retained equity interest in the former life and annuity operations, partially offset by Personal Lines automobile premium credits to policyholder of $64 after-tax, higher operating costs and other expenses in Group Benefits and an increase in the credit allowance on premiums receivable related to COVID of $51 after-tax. For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries. In addition, for further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.

Revenue
Earned Premiums
[1] For the six months ended June 30, 2020, the total includes $9 in Corporate. For the six months ended June 30,2019, there was $1 of earned premiums recorded in Corporate other revenue.
Earned premiums increased primarily due to:

•
An increase in Property and Casualty reflecting a 17% increase in Commercial Lines driven by the Navigators Group acquisition, partially offset by an 8% decline in Personal Lines. Driving part of the decrease in Personal Lines earned premiums for the six month period was the impact of the Company offering a 15 percent credit on policyholders’ April, May and June personal automobile insurance premiums totaling $81 in premium credits.

•	A decrease in Group Benefits as a decline in group life was partially offset by premium received from the takeover of open claim liabilities.
Fee income decreased due to:

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Lower fee income in Hartford Funds largely due to a shift in mix of assets to lower fee funds and, to a lesser extent, lower installment fee income in P&C.
Other revenues increased primarily due to higher income earned from the retained interest in the legal entity that acquired the life and annuity business sold in 2018.
Net Investment Income

Net investment income decreased primarily due to:

•
Losses from limited partnership and other alternative investments in second quarter 2020 due to lower valuations of the underlying fund investments. Income (loss) from limited partnerships is generally reported on a three-month delay.

•	A lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on floating rate investments.

•	The impact of holding a higher level of liquidity.

•	Partially offset by a higher level of invested assets, primarily due to the acquisition of Navigators Group.
Net realized capital gains (losses) decreased primarily driven by:

•	Depreciation in the value of equity securities due to the significant decline in equity market levels in the first quarter of 2020 as well as realized losses upon sales of equity securities.

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Benefits, losses and expenses
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased due to:
An increase in incurred losses for Property & Casualty which was driven by an increase in Commercial Lines, partially offset by a decrease in Personal Lines, and was attributable to:

–
An increase in Property & Casualty current accident year ("CAY") loss and loss adjustment expenses before catastrophes due to the effect on incurred losses of earned premium from the Navigators Group acquisition, and COVID-19 incurred losses of $213, partially offset by lower weather-related non-catastrophe property claims, lower marine loss costs and lower claim frequency in personal automobile due to shelter-in-place guidelines reducing miles driven. COVID-19 incurred losses are net of favorable frequency of workers’ compensation claims due to reduced business activity and lower payrolls.

–
A favorable change in Property & Casualty net prior accident year reserve development of $269, before tax. Prior accident year reserve development in 2020 was a favorable $245 before tax, driven by $413 of reserve reductions related to catastrophes, including decreases in estimated losses arising from wind and hail events in 2018 and 2019 and from the 2017 and 2018 California wildfires, including a $289 before tax subrogation benefit from PG&E. Apart from catastrophes, reserve development in the six months ended June 30, 2020 primarily included a $102 before tax reserve increase for sexual molestation and abuse claims and $83 before tax of adverse development for Navigators related to 2018 and prior accident years. While the Navigators’ reserve development has been economically ceded to NICO, the Company recognized a deferred gain under

Losses and LAE Incurred for Group Benefits
retroactive reinsurance accounting. Prior accident year development in 2019 primarily included increases in Navigators Group reserves upon acquisition of the business, partially offset by reserve decreases for workers’ compensation, catastrophes, and package business. For further discussion, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

–
An increase in current accident year catastrophe losses of $80, before tax. Catastrophe losses in 2020 were primarily from the civil unrest that began in late May, 2020 and from tornado, wind and hail events in the South, Midwest and Great Plains. Catastrophe losses in 2019 were primarily from tornado, wind and hail events in the South and Midwest and winter storms across the country. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Partially offsetting the increase in Property & Casualty was a decrease in Group Benefits driven by a lower group disability loss ratio including an increase in favorable prior incurral year development, partially offset by $54 before tax of COVID-19 incurred benefits and losses.

For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
Amortization of deferred policy acquisition costs was up from the prior year period primarily due to:

•
An increase in Commercial Lines primarily due to the impact of the Navigators Group acquisition, partially offset by a decrease in Personal Lines, with Group Benefits relatively flat to the prior year period.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Insurance operating costs and other expenses increased due to:

•	Higher information technology costs in Group Benefits.

•	Operating costs incurred in the 2020 period due to the Navigators Group acquisition in May of 2019, partially offset by lower integration and transaction costs in the six months ended June 30, 2020.

•	A $64 before tax increase in the ACL on uncollectible premiums receivable in 2020 due to the economic impacts of COVID-19.

•	A reduction in Group Benefits’ state taxes and assessments in first quarter 2019.

•	Partially offsetting the increase in expenses was a decrease in Hartford Funds due to lower variable costs and an overall reduction in employee travel costs.
Income tax expense decreased primarily due to a decrease in income before tax.
For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$42,200	79.6%	$42,148	79.5%
Fixed maturities, at fair value using the fair value option ("FVO")	1	—%	11	—%
Equity securities, at fair value	756	1.4%	1,657	3.1%
Mortgage loans (net of ACL of $43 and $0)	4,399	8.3%	4,215	8.0%
Limited partnerships and other alternative investments	1,826	3.5%	1,758	3.3%
Other investments [1]	178	0.3%	320	0.6%
Short-term investments	3,668	6.9%	2,921	5.5%
Total investments	$53,028	100.0%	$53,030	100.0%

[1]	Primarily consists of consolidated investment funds and derivative instruments which are carried at fair value.
June 30, 2020 compared to December 31, 2019
Fixed maturities, AFS increased slightly due to an increase in valuations as a result of a decline in interest rates, partially offset by wider credit spreads. The increase was mostly offset by the reinvestment of principal and interest into short-term investments.
Equity Securities, at fair value decreased primarily due to sales of equity securities during March and April.

Short-term investments increased due to actions taken to increase liquidity, primarily by reinvesting principal and interest, as well as proceeds from sales, into short-term instruments, partially offset by the March 2020 pay down of $500 of senior notes at maturity and the return of collateral related to a decline in the Company's security lending program.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30, 2020
	2020		2019		2020		2019
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$357	3.4%	$386	3.9%	$734	3.5%	$767	3.9%
Equity securities	6	3.1%	12	3.4%	18	3.1%	19	2.9%
Mortgage loans	42	3.8%	41	4.5%	84	3.9%	81	4.4%
Limited partnerships and other alternative investments	(71)	(15.3)%	60	13.9%	(13)	(1.5)%	116	13.9%
Other [3]	21		7		9		16
Investment expense	(16)		(18)		(34)		(41)
Total net investment income	$339	2.7%	$488	4.2%	$798	3.2%	$958	4.1%
Total net investment income excluding limited partnerships and other alternative investments	$410	3.4%	$428	3.8%	$811	3.4%	$842	3.8%

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
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Total net investment income decreased in the 2020 period, primarily due to losses on limited partnerships and other alternative investments in second quarter 2020, which are generally reported on a three month delay, due to lower valuations of the underlying fund investments. Also contributing to the decrease was a lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on floating rate investments, partially offset by a higher level of invested assets, primarily due to the acquisition of Navigators Group.
Annualized net investment income yield, excluding limited partnerships and other alternative investments was down primarily due to lower reinvestment rates and a lower yield on short-term and variable rate securities due to a decline in rates.

Average reinvestment rates on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three and six month periods ended June 30, 2020, were 2.7% and 2.8%, respectively, which were below the average yield of sales and maturities of 3.6% and 3.5%, respectively. Average reinvestment rates for the three and six month periods ended June 30, 2019, were 3.5% and 3.7%, respectively, which were below the average yield of sales and maturities of 4.0%.
We expect the annualized net investment income yield for the year ended December 31, 2020, excluding limited partnerships and other alternative investments, to be lower than the portfolio yield earned for the year ended December 31, 2019, due to a lower yield on short-term investments, lower reinvestment rates, lower prepayment penalties on mortgage loans and make-whole payments on fixed maturities, and a greater percentage of the portfolio invested in short-term investments. The estimated impact on net investment income yield is subject to change as the composition of the portfolio changes through portfolio management and changes in market conditions.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30, 2020
(Before tax)	2020	2019	2020	2019
Gross gains on sales	$96	$69	$174	$113
Gross losses on sales	(22)	(19)	(30)	(40)
Equity securities [1]	75	30	(311)	162
Change in ACL on fixed maturities, AFS [2]	(20)		(32)
Change in ACL on mortgage loans [2]	(22)		(24)
Intent-to-sell impairments [3]	—	—	(5)	—
Net other-than-temporary impairment ("OTTI") losses recognized in earnings		—		(2)
Valuation allowances on mortgage loans		1		1
Other, net [4]	2	(1)	106	9
Net realized capital gains (losses)	$109	$80	$(122)	$243

[1]
The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2020, were $67 and $(34) for the three and six months ended June 30, 2020, respectively. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2019, were $29 and $74 for the three and six months ended June 30, 2019, respectively.

[2]
Represents the change in ACL recorded during the period following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies. In addition, see ACL on Fixed Maturities, AFS and ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.

[3]	See Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

[4]
Includes gains (losses) from transactional foreign currency revaluation of $0 and $10 for the three and six months ended June 30, 2020 , respectively. For the same periods, also includes gains (losses) on non-qualifying derivatives of $7 and $99, respectively. For the three and six months ended June 30, 2019, includes gains (losses) on non-qualifying derivatives of $(7) and $8, respectively.

Three and six months ended June 30, 2020
Gross gains and losses on sales were primarily driven by sales of U.S. treasury securities for duration and/or liquidity management and issuer-specific sales of corporate securities.
Equity securities net gains for the three month period ended June 30, 2020 were primarily driven by mark-to-market gains due to an increase in equity market levels. For the six month period ended June 30, 2020, net losses were driven by mark-to-market losses due to the decline in equity market levels in the first quarter and losses incurred on sales across multiple issuers as the Company reduced its exposure to equity securities.
Other, net gains for the six month period were primarily due to $75 of realized gains on terminated derivatives used to hedge against a decline in equity market levels and $21 of gains on interest rate derivatives due to a decline in interest rates.
Three and six months ended June 30, 2019
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within U.S. treasury securities, corporate securities and tax-exempt municipal bonds.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2019 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2019 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2020.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of June 30, 2020

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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Corporate	Total Property & Casualty and Corporate
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,363	$2,201	$2,697	$—	$28,261
Reinsurance and other recoverables [1]	4,029	68	1,178	—	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,334	2,133	1,519	—	22,986
Transfer of Y-Risk reserves from Commercial Lines to Corporate	(5)	—	—	5	—
Provision for unpaid losses and loss adjustment expenses				—
Current accident year before catastrophes	2,815	819	—	7	3,641
Current accident year ("CAY") catastrophes	248	74	—	(1)	321
Prior accident year development ("PYD") [2]	118	(367)	4	—	(245)
Total provision for unpaid losses and loss adjustment expenses	3,181	526	4	6	3,717
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(83)	—	—	—	(83)
Payments	(2,254)	(1,001)	(94)	(4)	(3,353)
Foreign currency adjustment	(10)	—	—	—	(10)
Ending liabilities for unpaid losses and loss adjustment expenses, net	20,163	1,658	1,429	7	23,257
Reinsurance and other recoverables	4,225	27	1,175	—	5,427
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$24,388	$1,685	$2,604	$7	$28,684
Earned premiums and fee income	$4,435	$1,486
Loss and loss expense paid ratio [3]	50.8	67.4
Loss and loss expense incurred ratio	71.9	35.8
Prior accident year development (pts) [4]	2.7	(25.0)

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

In December, 2019, the judge overseeing the bankruptcy of PG&E Corporation and Pacific Gas and Electric Company (together, “PG&E”) approved an $11 billion settlement of insurance subrogation claims to resolve all such claims arising from the 2017 Northern California wildfires and 2018 Camp wildfire. That settlement was contingent upon, among other things, the judge entering an order confirming PG&E’s chapter 11 bankruptcy plan (“PG&E Plan”) incorporating the settlement agreement. On June 20, 2020, the bankruptcy court judge approved the PG&E Plan and PG&E subsequently transferred the $11 billion settlement amount to a trust designed to allocate and distribute the settlement among subrogation holders, including certain of the Company’s insurance subsidiaries. In the second quarter of 2020, the Company recorded an estimated $289 subrogation benefit though the ultimate amount it collects will depend on how the Company’s ultimate paid claims subject to subrogation compare to other insurers’ ultimate paid claims subject to subrogation. On July 24, 2020, the Company received an initial distribution, net of attorney costs, of $216.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophe Losses for the Six Months Ended June 30, 2020, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$134	$72	$206
Tropical Storms	1	1	2
Explosion/Fire	2	1	3
Civil Unrest	110	—	110
Other	1	—	1
Total catastrophe losses	$248	$74	$322

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(21)	$—	$—	$(21)
Workers’ compensation discount accretion	9	—	—	9
General liability	102	—	—	102
Marine	1	—	—	1
Package business	(7)	—	—	(7)
Commercial property	5	—	—	5
Professional liability	4	—	—	4
Bond	(10)	—	—	(10)
Assumed reinsurance	(7)	—	—	(7)
Automobile liability	22	(15)	—	7
Homeowners	—	2	—	2
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(67)	(333)	—	(400)
Uncollectible reinsurance	—	—	(2)	(2)
Other reserve re-estimates, net	(8)	(3)	6	(5)
Prior accident year development before change in deferred gain	23	(349)	4	(322)
Change in deferred gain on retroactive reinsurance included in other liabilities	54	—	—	54
Total prior accident year development	$77	$(349)	$4	$(268)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(38)	$—	$—	$(38)
Workers’ compensation discount accretion	18	—	—	18
General liability	114	—	—	114
Marine	1	—	—	1
Package business	(6)	—	—	(6)
Commercial property	(2)	—	—	(2)
Professional liability	5	—	—	5
Bond	(10)	—	—	(10)
Assumed reinsurance	(7)	—	—	(7)
Automobile liability	27	(21)	—	6
Homeowners	—	—	—	—
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(72)	(341)	—	(413)
Uncollectible reinsurance	—	—	(2)	(2)
Other reserve re-estimates, net	5	(5)	6	6
Prior accident year development before change in deferred gain	35	(367)	4	(328)
Change in deferred gain on retroactive reinsurance included in other liabilities	83	—	—	83
Total prior accident year development	$118	$(367)	$4	$(245)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Reinsurance and other recoverables	3,137	108	987	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Navigator's Group acquisition	2,001	—	—	2,001
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,216	1,017	—	3,233
Current accident year catastrophes	160	82	—	242
Prior accident year development	12	3	9	24
Total provision for unpaid losses and loss adjustment expenses	2,388	1,102	9	3,499
Payments	(1,886)	(1,261)	(82)	(3,229)
Ending liabilities for unpaid losses and loss adjustment expenses, net	18,821	2,189	1,613	22,623
Reinsurance and other recoverables	4,039	112	974	5,125
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$22,860	$2,301	$2,587	$27,748
Earned premiums and fee income	$3,782	$1,619
Loss and loss expense paid ratio [1]	49.9	77.9
Loss and loss expense incurred ratio	63.4	68.9
Prior accident year development (pts) [2]	0.3	0.2

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Six Months Ended June 30, 2019, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$95	$63	$158
Winter storms	60	19	79
Flooding	1	—	1
Other	4	—	4
Total catastrophe losses	$160	$82	$242

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(30)	$—	$—	$(30)
Workers’ compensation discount accretion	9	—	—	9
General liability	37	—	—	37
Marine	10	—	—	10
Package business	(14)	—	—	(14)
Commercial property	(13)	—	—	(13)
Professional liability	33	—	—	33
Bond	—	—	—	—
Assumed Reinsurance	3	—	—	3
Automobile liability	2	—	—	2
Homeowners	—	—	—	—
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(16)	2	—	(14)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	1	2	9	12
Total prior accident year development	$22	$4	$9	$35

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(50)	$—	$—	$(50)
Workers’ compensation discount accretion	17	—	—	17
General liability	43	—	—	43
Marine	10			10
Package business	(9)	—	—	(9)
Commercial property	(15)	—	—	(15)
Professional liability	33	—	—	33
Bond	—	—	—	—
Assumed Reinsurance	3			3
Automobile liability	2	(5)	—	(3)
Homeowners	—	1	—	1
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(28)	6	—	(22)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	6	1	9	16
Total prior accident year development	$12	$3	$9	$24

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
As further explained under "Impacts of COVID-19" within The Hartford's Operations section of MD&A, through June 30, 2020, the Company incurred $213 of COVID-19 claims in P&C, including in workers' compensation, property and financial lines. Under workers’ compensation, we could experience a continuation of COVID-19 incurred losses, particularly due to laws or directives in certain states that require coverage of COVID-19 claims for health care and other essential workers based on a presumption that they contracted the virus while working. We could also incur losses on general liability policies if claimants can successfully assert that insureds were negligent from protecting employees, customers and others from exposure though we do not expect this exposure to be significant. Under commercial property policies, we have reserved for business interruption claims that pertain to policies in middle & large commercial and in global specialty which do not require direct physical loss or property damage. In other cases, particularly in small commercial, where there are policy exclusions and the general requirement that there be direct physical loss or damage to the property, we have not recorded loss reserves as there is no coverage though we have recorded a reserve for legal defense costs. In our commercial surety lines, there continues to be the potential for elevated frequency and severity due to an increase in the number of bankruptcies, especially in small businesses and impacted industries such as hospitality, entertainment and transportation. In construction surety, there is the potential for continued elevated losses from contractors who experience project shutdowns or payment delays, which negatively impact their cash flows, or result in disruptions in their supply chains, labor shortages or inflation in the cost of materials. We have also experienced an increase in COVID-19 related claims under director’s and officers’ insurance policies.
Reserve estimates for COVID-19 claims are difficult to estimate. In establishing reserves for COVID-19 incurred claims through June 30, 2020, we have provided IBNR at a higher percentage of ultimate estimated incurred losses than usual as we expect longer claim reporting patterns given the economic effects of COVID-19. For example, we expect longer delays than usual between the time a worker is treated and the date the claim is eventually submitted for workers' compensation coverage. Reserve estimates for D&O, E&O and employment practices liability are subject to significant uncertainty given that estimates must be made of the expected ultimate severity of claims that have just recently been reported.

Group Benefit Reserves
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. As long-term disability reserves are long-tail claim liabilities, they are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The Company held $6,583 and $6,616 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of June 30, 2020 and December 31, 2019, respectively.
Impact of COVID-19 on 2020 Results of Operations
Due to the COVID-19 pandemic, the Company is exposed to short-term disability claims and group life claims. Through June 30, 2020, the Company had incurred short-term disability claims and claims for extended benefits under New York's paid family leave and disability programs totaling $11, before tax and group life claims of $43 before tax.
Current Trends Contributing to Reserve Uncertainty
We hedge our interest rate exposure over a three year period at the time we price and sell long-term disability policies and our weighted average discount rate assumption for the 2020 incurral year is down slightly from that of the 2019 incurral year.
While we have not seen a significant change in claim recovery patterns to date, in future periods, because of COVID-19, we could experience a delay in the Social Security Administration’s processing of disability claims and a delay in physicians approving a disability claimant’s ability to return to work, resulting in lower expected claim terminations or recoveries, including Social Security offsets. Also, due to the effects on the economy, including higher unemployment, we could experience an increase in claim incidence on long-term disability claims.
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
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units for which goodwill has been allocated consist of Commercial Lines, Personal Lines, Group Benefits and Hartford Funds.
The carrying value of goodwill was $1,911 as of June 30, 2020 and was comprised of $659 for Commercial Lines, $119 for Personal Lines, $861 for Group Benefits and $272 for Hartford Funds.
Due to changes in the economy because of the COVID-19 pandemic, the weighted average cost of capital used to discount expected cash flows under the Company’s test for impairment increased during the first half of 2020 for most reporting units, which reduces estimated fair values of those reporting units.
Since the pandemic began, near-term expected net cash flows over the forecast period have been reduced due to lower revenues arising from the economic effects of COVID-19 and, for Commercial Lines and Group Benefits, an expected continuation of COVID-19 claims.
Considering the impacts of COVID-19, the Company evaluated the impact of market factors on the fair value of the reporting units using the income approach and determined the estimated fair values do not indicate a goodwill impairment for any reporting unit.  If the weighted average cost of capital used for purposes of discounting increases significantly or if the economic downturn worsens or persists for an extended period and the Company’s actual and forecasted operating results deteriorate, the Company may determine it is more likely than not that a reporting unit’s fair value is below its carrying value, including goodwill, and perform an interim impairment test, which could result in an impairment of goodwill.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Written premiums	$2,165	$2,078	4%	$4,573	$4,027	14%
Change in unearned premium reserve	8	91	(91%)	151	263	(43%)
Earned premiums	2,157	1,987	9%	4,422	3,764	17%
Fee income	5	9	(44%)	13	18	(28%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,472	1,179	25%	2,815	2,216	27%
Current accident year catastrophes [1]	193	90	114%	248	160	55%
Prior accident year development [1]	77	22	NM	118	12	NM
Total losses and loss adjustment expenses	1,742	1,291	35%	3,181	2,388	33%
Amortization of deferred policy acquisition costs	351	310	13%	707	584	21%
Underwriting expenses	387	392	(1%)	830	729	14%
Amortization of other intangible assets	7	2	NM	14	4	NM
Dividends to policyholders	7	6	17%	15	12	25%
Underwriting gain (loss)	(332)	(5)	NM	(312)	65	NM
Net servicing income	—	2	(100%)	1	1	—%
Net investment income [2]	204	281	(27%)	481	540	(11%)
Net realized capital gains (losses) [2]	64	54	19%	(79)	169	(147%)
Loss on reinsurance transaction	—	(91)	100%	—	(91)	100%
Other expenses	(11)	(6)	(83%)	(17)	(7)	(143%)
Income (loss) before income taxes	(75)	235	(132%)	74	677	(89%)
Income tax expense (benefit) [3]	(9)	44	(120%)	19	123	(85%)
Net income (loss)	$(66)	$191	(135%)	$55	$554	(90%)

[1]
For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Small commercial new business premium	$118	$183	$275	$358
Middle market new business premium	99	177	224	317
Small commercial policy count retention	88%	83%	86%	83%
Middle market policy count retention [1]	79%	81%	78%	81%
Standard commercial lines renewal written price increases [1] [2]	3.6%	2.1%	3.9%	1.8%
Standard commercial lines renewal earned price increases [1] [2]	3.8%	2.0%	3.5%	2.2%
Small commercial premium retention	86%	86%	86%	86%
Middle market premium retention [1]	77%	86%	79%	85%
Small commercial policies in-force as of end of period (in thousands)	1,297	1,291
Middle market policies in-force as of end of period (in thousands) [1]	60	64

[1]	Middle market disclosures exclude loss sensitive and programs businesses.

[2]	Small commercial and middle market lines within middle & large commercial are generally referred to as standard commercial lines.
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.2	59.3	8.9	63.7	58.9	4.8
Current accident year catastrophes	8.9	4.5	4.4	5.6	4.3	1.3
Prior accident year development	3.6	1.1	2.5	2.7	0.3	2.4
Total loss and loss adjustment expense ratio	80.8	65.0	15.8	71.9	63.4	8.5
Expense ratio	34.3	35.0	(0.7)	34.8	34.5	0.3
Policyholder dividend ratio	0.3	0.3	—	0.3	0.3	—
Combined ratio	115.4	100.3	15.1	107.1	98.3	8.8
Impact of current accident year catastrophes and prior year development	(12.5)	(5.6)	(6.9)	(8.3)	(4.6)	(3.7)
Impact of current accident year change in loss reserves upon acquisition of a business [1]	—	(1.5)	1.5	—	(0.8)	0.8
Underlying combined ratio	102.9	93.2	9.7	98.8	92.9	5.9
[1] Upon acquisition of Navigators Group and a review of Navigators Insurers reserves, the three and six months ended June 30, 2019 included $68 of prior accident year reserve increases and $29 of current accident year reserve increases which were excluded for the purposes of the underlying combined ratio calculation.
Net Income (Loss)

Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Net loss for the three months ended June 30, 2020 compared to net income for the prior year three month period primarily due to increased underwriting losses driven by COVID-19 incurred losses, higher current accident year catastrophes driven by losses from the civil unrest in late May and June and an increase in net unfavorable prior accident year development as well as lower net investment income, primarily driven by losses on limited partnerships and other investments in the second quarter of 2020, partially offset by $91 before tax of ADC ceded premium in the prior year period.
Net income decreased for the six month period primarily due to a change from an underwriting gain in 2019 to an underwriting loss in 2020, a change from net realized capital

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

gains in 2019 to net realized capital losses in 2020 largely due to equity market declines in the first quarter of 2020 and lower net investment income, primarily driven by losses on investments in limited partnerships and other alternative investments in the second quarter of 2020. Partially offsetting the decline in net income was $91 before tax of ADC ceded premium in the prior year period. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain (Loss)
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Underwriting loss increased in the three month period primarily due to COVID-19 incurred losses in property, workers’ compensation and financial lines, higher current accident year catastrophes driven by civil unrest, and an increase in net unfavorable prior year development. Second quarter COVID-19 incurred losses and loss adjustment expenses of $213 in P&C primarily included $141 for property claims,$35 for workers’ compensation, net of favorable frequency on other workers' compensation claims, and $37 of incurred losses largely concentrated in financial lines such as D&O and E&O. Included in the $141 of COVID-19 property incurred losses and loss adjustment expenses in the second quarter were $101 of losses arising from a small number of property policies that do not require direct physical loss or damage and from policies intended to cover specific business needs, including crisis management and performance disruption. In addition, we recorded a reserve of $40 for legal defense costs. The effect of lower estimated audit premium on workers’ compensation and general liability net of lower incurred losses, was largely offset by lower non-catastrophe property losses. Underwriting expenses were down slightly year over year as a reduction in travel, incentive compensation and other expenses more than offset an increase in the ACL on premiums receivable.
Underwriting loss in the 2020 six month period compared with an underwriting gain in the 2019 six month period with the underwriting loss in 2020 primarily due to COVID-19 incurred losses in property, workers’ compensation and financial lines, higher current accident year catastrophes driven by civil unrest, an increase in net unfavorable prior year development and higher underwriting expenses, including amortization of DAC. Contributing to the increase in underwriting expenses was an increase in the ACL on premiums receivable in 2020 due to the economic impacts of COVID-19 and the effect of a reduction in state taxes and assessments in first quarter 2019, partly offset by a reduction in travel, incentive compensation and marketing expenses.
Additionally in both the three and six month periods, the acquisition of Navigators Group contributed to an increase in earned premiums with a corresponding increase to losses and loss adjustment expenses, amortization of DAC and underwriting expenses. Apart from the effect of the Navigators Group acquisition, earned premiums decreased in both periods.
Earned Premiums
[1]Other of $11 and $10 for the three months ended June 30, 2019, and 2020, respectively, and $22 and $21 for the six months ended June 30, 2019 and 2020, respectively, is included in the total.
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Earned premiums increased for the three and six months ended June 30, 2020 reflecting the acquisition of Navigators Group. Excluding Navigators, earned premiums declined in both periods.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Written premiums increased in the three and six months ended June 30, 2020 with the growth largely attributed to the acquisition of Navigators Group. Excluding Navigators, premiums declined in both the three and six month periods due to lower new business across most lines, lower premium retention in middle market as well as reductions in estimated audit premiums receivable and endorsements reducing premium in workers’ compensation due to a declining exposure base, partially offset by continued written pricing increases. In standard commercial lines, renewal written price increases were higher than 2019 for both the three and six month periods, including double digit rate increases in middle market automobile and specialty excess liability lines and mid-to-high single digit rate increases in most other standard commercial lines. Small commercial workers’ compensation written pricing continued to decrease in both the three and six month periods, with larger decreases in the second quarter. In Global Specialty, our US Wholesale book achieved a 24% renewal written price increase, led by excess casualty, property and automobile.  The International lines also achieved strong price increases, led by D&O.
New business premium decreased in both the three and six month periods in most lines driven by lower quote volume due to the economic effects of COVID-19 and a competitive pricing environment. Also contributing to the decrease in new business in Small Commercial was the effect of new business from the 2018 Foremost renewal rights agreement of $28 and $60 in the 2019 three and six month periods, respectively.

•	Small commercial written premium declined for both the three and six month periods driven by a decrease in workers’ compensation, partially offset by growth in package business.

•
Middle & large commercial written premium decreased for both the three and six month periods driven by lower new business and premium retention across all lines, partially offset by the acquisition of Navigators Group. Apart from the increase from Navigators Group, middle & large commercial premium decreases in both periods were primarily driven by declines in workers’ compensation, as well as other product lines within industry verticals and national accounts.

•
Global specialty written premium increased for both the three and six month periods driven by the acquisition of Navigators Group. Apart from Navigators Group, global specialty decreased in both the three and six month periods due to a decline in wholesale and bond business, partially offset by growth in professional liability.

Current Accident Year Loss and LAE Ratio before Catastrophes
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Current accident year loss and LAE ratio before catastrophes increased for both the three and six months ended June 30, 2020, primarily due to COVID-19 incurred losses of $213 before tax, including losses in property, workers’ compensation and financial lines, partially offset by favorable frequency in workers’ compensation due to government restrictions and shelter in place guidelines limiting business activity as well as lower marine losses and, for the six month period, lower non-COVID-19 non-catastrophe property claims in small commercial. The Company incurred COVID-19 business interruption property losses in the three and six month periods on the small number of property policies that do not require direct physical loss or damage, including for crisis management and performance disruption coverage, and recorded a reserve for legal defense costs. Workers’ compensation COVID-19 incurred losses were driven by claims in both states with presumptive coverage and in other states where the claimant must prove their COVID-19 illness was contracted at work. Financial lines COVID-19 claims were primarily driven by exposures in D&O, E&O and employment practices liability and the recessionary impacts on the surety book of business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Current accident year catastrophe losses for the three months ended June 30, 2020 included losses from the civil unrest that took place in late May and June as well as wind and hail events principally in the South, Midwest and Great Plains.
Current accident year catastrophe losses for the three months ended June 30, 2019 were all tornado, wind and hail events in various areas of the Midwest and South.
Current accident year catastrophe losses for the six months ended June 30, 2020 were primarily from the civil unrest and from tornado, wind and hail events in the South, Midwest and Great Plains. Current accident year catastrophe losses for the six months ended June 30, 2019 were primarily from winter storms in the northern plains, Midwest and Northeast as well as tornado, wind and hail events in various areas of the Midwest and South.
Prior accident year development was a net unfavorable $77 before tax in the 2020 three month period compared to a net unfavorable $22 before tax in the comparable 2019 period and was a net unfavorable $118 before tax in the 2020 six month period compared to a net unfavorable $12 before tax in the comparable 2019 period. Net unfavorable reserve development for the three and six months ended June 30, 2020 included reserve increases for general liability driven primarily by increases in reserves for sexual molestation and abuse claims, and increases in automobile liability reserves, partially offset by reserve decreases for workers' compensation and catastrophes. Favorable development on prior year catastrophe reserves in the three and six month periods was due to recognizing a $29 before tax subrogation benefit from a settlement with PG&E over certain of the 2017 and 2018 California wildfires and a reduction in estimated catastrophe losses from a number of wind and hail events that occurred in 2018 and 2019. Prior accident year development in the three and six month periods of 2020 also included $54 million and $83 million, respectively, of reserve increases related to Navigators Group on 2018 and prior accident years that was economically ceded to NICO but for which the benefit was not recognized in earnings as it has been recorded as a deferred gain on retroactive reinsurance. Net reserve increases for the three and six months ended June 30, 2019 were primarily related to a $68 before tax increase to Navigators reserves upon acquisition of the business, partially offset by lower loss reserve estimates for workers' compensation claims, catastrophes, and, for the three month period only, a decrease in package business reserves. The increase in Navigators reserves upon acquisition of the business principally related to higher reserve estimates for general liability, professional liability and marine.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Written premiums	$738	$824	(10%)	$1,482	$1,595	(7%)
Change in unearned premium reserve	44	23	91%	14	(5)	NM
Earned premiums	694	801	(13%)	1,468	1,600	(8%)
Fee income	9	10	(10%)	18	19	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	356	517	(31%)	819	1,017	(19%)
Current accident year catastrophes [1]	55	48	15%	74	82	(10%)
Prior accident year development [1]	(349)	4	NM	(367)	3	NM
Total losses and loss adjustment expenses	62	569	(89%)	526	1,102	(52%)
Amortization of DAC	61	65	(6%)	125	130	(4%)
Underwriting expenses	150	155	(3%)	301	310	(3%)
Amortization of other intangible assets	2	2	—%	3	3	—%
Underwriting gain	428	20	NM	531	74	NM
Net servicing income [2]	3	4	(25%)	5	7	(29%)
Net investment income [3]	28	46	(39%)	69	88	(22%)
Net realized capital gains (losses) [3]	8	8	—%	(15)	27	(156%)
Other income (expenses)	1	(2)	150%	1	(1)	NM
Income before income taxes	468	76	NM	591	195	NM
Income tax expense [4]	97	14	NM	122	37	NM
Net income	$371	$62	NM	$469	$158	197%

[1]	For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

[2]
Includes servicing revenues of $21 and $23 for the three months ended June 30, 2020 and 2019 , respectively, and $40 and $42 for the six months ended June 30, 2020 and 2019, respectively. Includes servicing expenses of $18 and $19 for the three months ended June 30, 2020 and 2019, respectively, and $35 for the six months ended June 30, 2020 and 2019.

[3]	For discussion of consolidated investment results, see MD&A - Investment Results.

[4]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2020	2019	Change	2020	2019	Change
Product Line
Automobile	$481	$564	(15%)	$1,015	$1,119	(9%)
Homeowners	257	260	(1%)	467	476	(2%)
Total	$738	$824	(10%)	$1,482	$1,595	(7%)
Earned Premiums
Product Line
Automobile	$456	$557	(18%)	$992	$1,112	(11%)
Homeowners	238	244	(2%)	476	488	(2%)
Total	$694	$801	(13%)	$1,468	$1,600	(8%)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2020	2019	2020	2019
Policies in-force end of period (in thousands)
Automobile			1,416	1,465
Homeowners			865	903
New business written premium
Automobile	$65	$59	$123	$115
Homeowners	$18	$20	$35	$36
Policy count retention [1]
Automobile	90%	85%	88%	85%
Homeowners	89%	85%	87%	85%
Renewal written price increase
Automobile	2.5%	4.8%	2.8%	5.1%
Homeowners	5.2%	7.0%	5.0%	7.4%
Renewal earned price increase
Automobile	3.6%	5.6%	3.9%	6.1%
Homeowners	5.4%	8.9%	5.7%	9.2%
Premium retention
Automobile [2]	74%	87%	80%	87%
Homeowners	92%	90%	91%	90%
[1] Policy count retention increased in the three month period ended June 30, 2020 largely due to suspension of cancellations for non-payment of premium as a result of providing policyholders additional time to pay their premium (until May 31, 2020 in most states). Policy count retention in the third quarter of 2020 will likely be lower than the recent historical average as more policies are expected to cancel in the third quarter.
[2] Premium retention for automobile decreased in the three month period ended June 30, 2020 largely due to $81 of premium credits given to automobile policyholders. Excluding the impact of the premium credits, automobile premium retention would have been 88% in second quarter 2020.
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2020	2019	Change	2020	2019	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	51.3	64.5	(13.2)	55.8	63.6	(7.8)
Current accident year catastrophes	7.9	6.0	1.9	5.0	5.1	(0.1)
Prior year development	(50.3)	0.5	(50.8)	(25.0)	0.2	(25.2)
Total loss and loss adjustment expense ratio	8.9	71.0	(62.1)	35.8	68.9	(33.1)
Expense ratio	29.4	26.5	2.9	28.0	26.5	1.5
Combined ratio	38.3	97.5	(59.2)	63.8	95.4	(31.6)
Impact of current accident year catastrophes and prior year development	42.4	(6.5)	48.9	20.0	(5.3)	25.3
Underlying combined ratio	80.7	91.0	(10.3)	83.8	90.1	(6.3)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Product Combined Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Automobile
Combined ratio	82.5	97.2	(14.7)	86.4	95.2	(8.8)
Underlying combined ratio	86.3	96.7	(10.4)	88.8	95.2	(6.4)
Homeowners
Combined ratio	(45.8)	99.3	(145.1)	16.7	96.2	(79.5)
Underlying combined ratio	70.1	79.2	(9.1)	73.1	78.8	(5.7)
Net Income
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Net income increased for the three and six months ended June 30, 2020, primarily due to favorable prior accident year development in the 2020 period and lower current accident year losses in automobile due to effects of the COVID-19 pandemic that has resulted in a reduction in claim frequency associated with insureds driving less due to shelter-in-place guidelines. Partially offsetting was the effect of a reduction in earned premium, including the effect of $81 in premium credits given to automobile policyholders in the second quarter of 2020, and lower net investment income, primarily driven by losses on limited partnerships and other alternative investments in the second quarter of 2020.

Underwriting Gain
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Underwriting gain increased for the three and six months ended June 30, 2020, primarily due to favorable prior accident year catastrophe development in the 2020 period, lower current accident year losses in automobile due to effects of the COVID-19 pandemic and, to a lesser extent, lower non-catastrophe weather-related claims in homeowners. Partially offsetting was a reduction in earned premium, including the effect of $81 in premium credits given to automobile policyholders in the second quarter of 2020.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Earned premiums decreased in both the three and six month periods ending June 30, 2020, reflecting a decline in written premium over the prior twelve months in both Agency channels and in AARP Direct and the effect of $81 of premium credits given to automobile policyholders in the second quarter of 2020 in recognition of shelter-in-place guidelines that have resulted in a decline in miles driven.
Written premiums decreased in both the three and six month periods in AARP Direct and both Agency channels. For automobile, written premium in the 2020 periods included a reduction for the $81 of premium credits given to policyholders in the second quarter, largely offset by the effect of a suspension of policy cancellations for non-payment in second quarter 2020. Apart from these effects, written premium for both automobile and homeowners declined despite an increase in new business for automobile as the amount of non-renewed premium exceeded the new business premium.
Renewal written pricing increases in 2020 were lower in both automobile and homeowners in response to moderating loss cost trends.
Policy count retention increased in both automobile and homeowners, in part driven by moderating renewal written price increases, with most of the increase due to the suspension of cancellations for non-payment in the second quarter of 2020.
Premium retention decreased in automobile for the three and six months ended June 30, 2020 due to the $81 of automobile premium credits given to policyholders in the second quarter of 2020 while home premium retention improved, reflecting the increase in policy retention.
Policies in-force decreased in 2020 in both automobile and homeowners, driven by not generating enough new business to offset the loss of non-renewed policies.
Current Accident Year Loss and LAE Ratio before Catastrophes
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Current accident year Loss and LAE ratio before catastrophes decreased for the three and six months ended June 30, 2020 in both automobile and homeowners. For automobile, the loss and loss adjustment expense ratio benefited from earned pricing increases and from lower claim frequency, primarily driven by shelter-in-place guidelines due to the COVID-19 pandemic and, to a lesser, extent, milder weather. For home, in the three and six month periods, the primary driver was fewer non-catastrophe weather claims.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Current accident year catastrophe losses for the three months ended June 30, 2020 were primarily from tornado, wind and hail events in the South, Midwest and Great Plains. Current accident year catastrophe losses for the three months ended June 30, 2019 were primarily from tornado, wind and hail events in the South and Midwest.
Current accident year catastrophe losses for the six months ended June 30, 2020 were primarily from tornado, wind and hail events in the South, Midwest, and Great Plains. Catastrophe losses for the six months ended June 30, 2019 included winter storms across the country and, to a lesser extent,tornado, wind and hail events in the South and Midwest.
Prior accident year development was favorable in both the three and six month periods, principally due to a reduction in catastrophe loss reserves and, to a lesser, extent, lower estimated automobile liability claim severity for the 2017 and 2018 accident years. The reduction in catastrophe loss reserves was driven by lower estimated losses for the 2017 and 2018 California wildfires, including a $260 subrogation benefit from PG&E, as well as a reduction in losses for various 2018 and 2019 wind and hail events. Prior accident year development was unfavorable in both the three and six months ended June 30, 2019 primarily due to net increases in reserves for prior accident year catastrophes, partially offset by a decrease in automobile liability reserves in the six month period.

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$4	$9	(56%)	$4	$9	(56%)
Total losses and loss adjustment expenses	4	9	(56%)	4	9	(56%)
Underwriting expenses	3	3	—%	6	6	—%
Underwriting loss	(7)	(12)	42%	(10)	(15)	33%
Net investment income [2]	10	21	(52%)	26	43	(40%)
Net realized capital gains (losses) [2]	2	4	(50%)	(5)	13	(138%)
Income before income taxes	5	13	(62%)	11	41	(73%)
Income tax expense [3]	—	2	(100%)	1	7	(86%)
Net income	$5	$11	(55%)	$10	$34	(71%)

[1]	For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

[2]	For discussion of consolidated investment results, see MD&A - Investment Results.

[3]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net income

Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Net income decreased for both the three and six month periods, principally due to a decrease in net investment income and, for the six month period, a change from net realized capital gains to net realized capital losses, partially offset by lower net unfavorable prior accident year reserve development.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2020. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2019 Form 10-K Annual Report.

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Premiums and other considerations	$1,423	$1,422	—%	$2,814	$2,831	(1%)
Net investment income [1]	92	121	(24%)	207	242	(14%)
Net realized capital gains (losses) [1]	3	7	(57%)	(5)	12	(142%)
Total revenues	1,518	1,550	(2%)	3,016	3,085	(2%)
Benefits, losses and loss adjustment expenses	1,033	1,062	(3%)	2,040	2,115	(4%)
Amortization of DAC	13	14	(7%)	26	27	(4%)
Insurance operating costs and other expenses	340	324	5%	679	639	6%
Amortization of other intangible assets	9	11	(18%)	20	21	(5%)
Total benefits, losses and expenses	1,395	1,411	(1%)	2,765	2,802	(1%)
Income before income taxes	123	139	(12%)	251	283	(11%)
Income tax expense [2]	22	26	(15%)	46	52	(12%)
Net income	$101	$113	(11%)	$205	$231	(11%)

[1]	For discussion of consolidated investment results, see MD&A - Investment Results.

[2]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums and Other Considerations
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Fully insured – ongoing premiums	$1,349	$1,373	(2%)	$2,672	$2,735	(2%)
Buyout premiums	29	4	NM	54	6	NM
Fee income	45	45	—%	88	90	(2%)
Total premiums and other considerations	$1,423	$1,422	—%	$2,814	$2,831	(1%)
Fully insured ongoing sales, excluding buyouts	$149	$99	51%	$534	$506	6%

Ratios, Excluding Buyouts
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Group disability loss ratio	62.6%	72.9%	(10.3)	67.0%	71.3%	(4.3)
Group life loss ratio	85.9%	77.8%	8.1	80.3%	79.6%	0.7
Total loss ratio	72.0%	74.6%	(2.6)	72.0%	74.7%	(2.7)
Expense ratio [1]	25.6%	23.9%	1.7	25.9%	23.6%	2.3
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net income margin	6.7%	7.3%	(0.6)	6.8%	7.5%	(0.7)
Adjustments to reconcile net income margin to core earnings margin:
Net realized capital losses (gains) excluded from core earnings, before tax	(0.1%)	(0.4%)	0.3	0.2%	(0.4%)	0.6
Integration and transaction costs associated with acquired business, before tax	0.3%	0.7%	(0.4)	0.3%	0.7%	(0.4)
Income tax benefit	(0.1%)	(0.1%)	—	(0.1%)	(0.1%)	—
Impact of excluding buyouts from denominator of core earnings margin	0.1%	—%	0.1	0.1%	—%	0.1
Core earnings margin	6.9%	7.5%	(0.6)	7.3%	7.7%	(0.4)
Net Income

Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Net income decreased for the three and six month periods, primarily due to COVID-19 benefits and incurred losses in 2020, an increase in insurance operating costs and other expenses, lower net investment income and lower net realized capital gains (losses), partially offset by higher recoveries and lower claim incidence on group disability claims and, for the six month period, favorable non-COVID-19 mortality emergence on prior year incurral year claims. COVID-19 incurred benefits and losses included $43 of group life claims in the three and six months ended June 30, 2020 and included ($5) and $11, respectively, of incurred losses on short-term disability and New York paid family leave claims in the three and six month periods of 2020. Lower net investment income was primarily driven by losses on limited partnership and other alternative investments in the second quarter of 2020.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Insurance operating costs and other expenses increased for the three and six month periods, primarily due to an increase in the allowance for credit losses on premiums receivable in 2020 and, for the six month period, increased information technology ("IT") and other costs related to improving the customer experience as well as a reduction in state taxes and assessments in first quarter 2019. The increase in the allowance for credit losses on premiums receivable was $14 for the three month period and $16 for the six month period.
Fully Insured Ongoing Premiums
[1] Other of $61 and $72 is included in the three months ended June 30, 2019, and 2020, respectively, and $123 and $130 for the six months ended June 30, 2019, and 2020 is included in the total.
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Fully insured ongoing premiums for group life and disability decreased for both periods resulting primarily from lower insured exposure on in-force policies and the non-renewal of a large account. Premiums for voluntary business increased in both the three and six month periods, primarily due to strong sales and persistency.
Fully insured ongoing sales, excluding buyouts increased in both the three and six month periods with increases in both group disability and group life.

Ratios
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Total loss ratio decreased 2.6 points for the three month period and 2.7 points for the six month period reflecting a lower group disability loss ratio, partially offset by a higher group life ratio. The group life loss ratio increased 8.1 points for the three month period and 0.7 points for the six month period, respectively, primarily due to $43 of COVID-19 life benefits in the second quarter of 2020.  The loss ratio for the six month period benefited from favorable mortality emergence on prior incurral years recognized in the three month period ended March 31, 2020. The group disability loss ratio decreased 10.3 points for the three month period and 4.3 points for the six month period due to higher recoveries driving favorable development on prior incurral year reserves, continued low incidence, and a New York Paid Family Leave 2019 risk assessment refund. Partially offsetting the favorable experience are incurred losses in the six month period on COVID-19 short-term disability and New York Paid Family Leave claims of $11, which reflects a favorable adjustment during the three month period ended June 30, 2020.
Expense ratio increased 1.7 and 2.3 points for the three and six month periods, respectively, primarily due to an increase in the allowance for credit losses on premiums receivable in 2020 and, for the six month period, increased information technology ("IT") and other costs related to improving the customer experience as well as a reduction in state taxes and assessments in first quarter 2019.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

HARTFORD FUNDS
Results of Operations
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Fee income and other revenue	$227	$251	(10%)	$474	$489	(3%)
Net investment income	1	2	(50%)	2	4	(50%)
Net realized capital gains (losses)	8	—	NM	(3)	2	NM
Total revenues	236	253	(7%)	473	495	(4%)
Amortization of DAC	3	3	—%	7	6	17%
Operating costs and other expenses	183	203	(10%)	372	405	(8%)
Total benefits, losses and expenses	186	206	(10%)	379	411	(8%)
Income before income taxes	50	47	6%	94	84	12%
Income tax expense [1]	11	9	22%	19	16	19%
Net income	$39	$38	3%	$75	$68	10%
Daily average Hartford Funds AUM	$110,864	$117,875	(6%)	$115,248	$115,058	—%
ROA [2]	14.1	12.9	9%	13.0	11.9	9%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized capital losses (gains) excluded from core earnings, before tax	(2.9)	—	NM	0.7	(0.4)	NM
Effect of income tax expense (benefit)	0.7	—	NM	(0.3)	—	NM
ROA, core earnings [2]	11.9	12.9	(8%)	13.4	11.5	17%

[1]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Mutual Fund and ETP AUM - beginning of period	$90,615	$103,225	(12%)	$112,533	$91,557	23%
Sales - mutual fund	7,506	5,707	32%	15,627	12,019	30%
Redemptions - mutual fund	(8,057)	(6,097)	(32%)	(17,535)	(11,997)	(46%)
Net flows - ETP	(124)	285	(144%)	(191)	747	(126%)
Net flows - mutual fund and ETP	(675)	(105)	NM	(2,099)	769	NM
Change in market value and other	14,781	3,769	NM	(5,713)	14,563	(139%)
Mutual fund and ETP AUM - end of period	104,721	106,889	(2%)	104,721	106,889	(2%)
Talcott Resolution life and annuity separate account AUM [1]	13,123	14,412	(9%)	13,123	14,412	(9%)
Hartford Funds AUM - end of period	$117,844	$121,301	(3%)	$117,844	$121,301	(3%)
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Mutual Fund and ETP AUM by Asset Class

	June 30,
	2020	2019	Change
Equity	$66,838	$68,474	(2)%
Fixed Income	14,771	15,569	(5)%
Multi-Strategy Investments [1]	20,526	20,095	2%
Exchange-traded Products	2,586	2,751	(6)%
Mutual Fund and ETP AUM	$104,721	$106,889	(2)%
[1]Includes balanced, allocation, and alternative investment products.
Net Income
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Net income increased slightly for the three month period due to an increase in net realized capital gains due to mark-to-market gains on Company assets invested in some of the funds and lower operating costs and other expenses, largely offset by a decrease in fee income. Net income increased for the six month period due to lower operating costs and other expenses, including a reduction in contingent consideration of $12 before tax associated with the acquisition of Lattice, partly offset by a decrease in fee income and a change from net realized capital gains to net realized capital losses. The decrease in investment management fee revenue in the three and six months ended June

30, 2020 was the result of lower daily average AUM driven by the decline in AUM that occurred in the first quarter of 2020. See Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements for additional information regarding contingent consideration payable.
Hartford Funds AUM
June 30, 2020 compared to June 30, 2019
Hartford Funds AUM decreased compared to the prior
year due to the decline in markets driven by the economic effects of the COVID-19 pandemic and due to net outflows, along with the continued runoff of AUM related to the Talcott Resolution life and annuity separate account AUM. Net flows from mutual funds and ETP were outflows of $2.1 billion in first six months of 2020 compared to inflows of $769 in first six months of 2019.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Fee income	$12	$11	9%	$25	$24	4%
Earned Premium	5	1	NM	9	1	NM
Other revenue	68	9	NM	66	43	53%
Net investment income	4	17	(76%)	13	41	(68%)
Net realized capital gains (losses)	24	7	NM	(15)	20	(175%)
Total revenues	113	45	151%	98	129	(24%)
Benefits, losses and loss adjustment expenses [1]	6	3	100%	12	5	140%
Insurance operating costs and other expenses	29	33	(12%)	50	46	9%
Interest expense [2]	57	63	(10%)	121	127	(5%)
Total benefits, losses and expenses	92	99	(7%)	183	178	3%
Income (loss) before income taxes	21	(54)	139%	(85)	(49)	(73%)
Income tax expense (benefit) [3]	3	(11)	127%	(12)	(6)	(100%)
Net income (loss)	18	(43)	142%	(73)	(43)	(70%)
Preferred stock dividends	5	—	NM	10	5	100%
Net income (loss) available to common stockholders	$13	$(43)	130%	$(83)	$(48)	(73)%

[1]	Includes benefits expense on life and annuity business previously underwritten by the Company.

[2]
For discussion of debt, see Note 12 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13- Debt of Notes to Consolidated Financial Statement in The Hartford's 2019 Form 10-K Annual Report.

[3]	For discussion of income taxes, see Note 13 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.
Net Income (Loss)
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Net income for the three months ended June 30, 2020 compared with a net loss for the comparable period in 2019 primarily due to higher income from the Company's retained equity interest in the former life and annuity operations included in other income and an increase in net realized capital gains, partially offset by a decrease in net investment income.
Net loss increased for the six month period primarily due to a change from net realized capital gains to net realized capital losses and a decrease in net investment income, partially offset by higher income from the Company's retained equity interest in the former life and annuity operations.
Income from the Company's retained equity interest in the former life and annuity operations was $68 and $64, respectively for the three and six months ended June 30, 2020 and was $3 and $31, respectively, for the three and six months ended June 30, 2019.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Interest expense decreased for both the three and six month periods primarily due to the repayment of our 5.5% senior notes in March of 2020.

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
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, and an aggregate property catastrophe treaty as well as individual risk agreements (including facultative reinsurance) that reinsure losses from specific classes or lines of business. The aggregate property catastrophe treaty covers the aggregate of catastrophe events designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand, in excess of a $700 retention. The occurrence-based property catastrophe treaties respond in excess of $150 per occurrence for all perils other than named storm and earthquake. Pandemic is not excluded from the catastrophe treaties, so there could be reinsurance coverage for COVID-19 if related losses exceed the retentions and fall within the terms and conditions of the contract, including that losses are sustained by the Company during a 168 hour period. Because of the level of the retentions and the Company’s current loss estimates, the Company expects limited reinsurance recovery from COVID-19 related losses under the per-occurrence catastrophe treaties. In addition to catastrophe reinsurance, the Company has per risk and quota share reinsurance that would respond to certain COVID-19 related losses; however, the reinsurance market has shifted to require communicable disease exclusions on certain treaties that have renewed subsequent to 7/1/20. The Company has reinsurance in place to cover individual group life losses in excess of $1 per person. With respect to recent civil unrest, losses relating to civil unrest designated by the Property Claim Services office of Verisk as a catastrophe event will cede to our property catastrophe aggregate cover. Such losses are not expected to be covered by the property catastrophe occurrence treaties because the unrest occurred in non-contiguous areas though the Company has property per risk and property quota share reinsurance that would cover certain losses related to the civil unrest.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Primary Catastrophe Treaty Reinsurance Coverages as of June 30, 2020 [1]

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

[2]
In addition to the Property Occurrence Treaty, for Florida wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting at 6/1. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage estimated at approximately $67 of per event losses in excess of a $27 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).

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
For a discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
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
As of June 30, 2020, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity.  The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the six months ended June 30, 2020, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 14 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
For a discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
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
Impact The investment portfolio is exposed to losses from market declines affecting equity securities and derivatives, which could negatively impact the Company's reported earnings. In addition, investments in limited partnerships and other alternative investments generally have a level of correlation to domestic equity market levels and can expose the Company to losses in earnings if valuations decline; however, earnings impacts are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay. For assets supporting pension and other post-retirement benefit plans, the Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. Hartford Funds earnings are also significantly influenced by the U.S. and other equity markets. Generally, declines in equity markets will reduce the value of assets under management and the amount of fee income generated from those assets. Increases in equity markets will generally have the inverse impact.
In addition, since our Hartford Funds segment revenues are based on average daily assets under management, the significant decline in equity markets during the first quarter of 2020 has reduced assets under management and, therefore, we expect a reduction to our fee income from that segment.
For a discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
Management The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, and hedging of changes in equity indices. Early in the second quarter of 2020, the Company reduced its exposure to equity securities through sales. For assets supporting pension and other post-retirement benefit plans, the asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments and impose concentration limits and investment quality requirements on permissible investment options.
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
Equity Sensitivity [1]

	As of June 30, 2020			As of December 31, 2019
		Shock to S&P 500			Shock to S&P 500
(Before tax)	Fair Value	+20%	-20%	Fair Value	+20%	-20%
Investment Portfolio	$2,215	$273	$(273)	$3,295	$440	$(407)
Assets supporting pension and other post-retirement benefit plans	$1,357	$227	$(227)	$1,372	$230	$(230)

[1]	Table excludes the Company's investment in Hopmeadow Holdings LP which is reported in other assets on the Company's Consolidated Balance Sheets.

Hartford Funds assets under management
Hartford Funds earnings are significantly influenced by the U.S. and other equity markets. If equity markets were to hypothetically decline 20% and remain depressed for one year, the estimated before tax impact on reported earnings for that one year period is a decrease of $48 as of June 30, 2020. The selection of the 20% shock to the S&P 500 was made only as an illustration to the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
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
Investment Portfolio Risk
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this section are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. Accrued interest receivable related to fixed maturities are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the amortized cost or fair value of the fixed maturities. For further information refer to Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.

Fixed Maturities, AFS by Credit Quality
	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$4,839	$5,204	12.3%	$5,478	$5,644	13.4%
AAA	6,203	6,471	15.3%	6,412	6,617	15.7%
AA	7,543	8,013	19.0%	7,746	8,146	19.3%
A	10,409	11,289	26.8%	10,144	10,843	25.7%
BBB	8,936	9,590	22.7%	8,963	9,530	22.6%
BB & below	1,710	1,633	3.9%	1,335	1,368	3.3%
Total fixed maturities, AFS	$39,640	$42,200	100.0%	$40,078	$42,148	100.0%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The fair value of fixed maturities, AFS increased slightly as compared to December 31, 2019, primarily due to an increase in valuations as a result of a decline in interest rates, partially offset by wider credit spreads. The increase was mostly offset by the reinvestment of principal and interest into short-term investments. Fixed Maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Fixed Maturities, AFS by Type
	June 30, 2020						December 31, 2019
	Amortized Cost	ACL [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,257	$—	$29	$—	$1,286	3.0%	$1,350	$16	$(3)	$1,363	3.2%
Other	130	—	1	(1)	130	0.3%	111	2	—	113	0.3%
Collateralized loan obligations ("CLOs")	2,246	—	—	(59)	2,187	5.2%	2,186	5	(8)	2,183	5.2%
CMBS
Agency [2]	1,732	—	108	(9)	1,831	4.4%	1,878	43	(7)	1,914	4.5%
Bonds	2,118	—	95	(50)	2,163	5.1%	2,108	86	(4)	2,190	5.2%
Interest only	217	—	5	(5)	217	0.5%	224	12	(2)	234	0.6%
Corporate
Basic industry	618	—	38	(6)	650	1.6%	539	31	(1)	569	1.4%
Capital goods	1,543	—	104	(30)	1,617	3.8%	1,495	72	(9)	1,558	3.7%
Consumer cyclical	1,151	(8)	82	(5)	1,220	2.9%	991	57	(1)	1,047	2.5%
Consumer non-cyclical	2,692	(1)	255	(13)	2,933	7.0%	2,372	137	(3)	2,506	5.9%
Energy	1,480	(3)	92	(34)	1,535	3.6%	1,550	96	(3)	1,643	3.9%
Financial services	4,221	(20)	297	(20)	4,478	10.6%	3,977	192	(4)	4,165	9.9%
Tech./comm.	2,486	—	311	(7)	2,790	6.6%	2,360	208	—	2,568	6.1%
Transportation	687	—	51	(12)	726	1.7%	743	44	—	787	1.9%
Utilities	1,976	—	192	(2)	2,166	5.1%	2,019	132	(4)	2,147	5.1%
Other	429	—	19	—	448	1.1%	389	17	—	406	1.0%
Foreign govt./govt. agencies	906	—	70	(4)	972	2.3%	1,057	66	—	1,123	2.7%
Municipal bonds
Taxable	1,027	—	88	(5)	1,110	2.6%	815	45	(1)	859	2.0%
Tax-exempt	7,577	—	716	(9)	8,284	19.6%	7,948	692	(1)	8,639	20.5%
RMBS
Agency	1,710	—	101	—	1,811	4.3%	2,409	57	(1)	2,465	5.8%
Non-agency	1,555	—	38	(3)	1,590	3.8%	1,786	17	(2)	1,801	4.2%
Alt-A	36	—	1	—	37	0.1%	40	3	—	43	0.1%
Sub-prime	449	—	9	(1)	457	1.1%	540	20	—	560	1.3%
U.S. Treasuries	1,397	—	165	—	1,562	3.7%	1,191	75	(1)	1,265	3.0%
Total fixed maturities, AFS	$39,640	$(32)	$2,867	$(275)	$42,200	100.0%	$40,078	$2,125	$(55)	$42,148	100.0%
Fixed maturities, FVO					$1					$11
Equity securities, at fair value					$756					$1,657

[1]
Represents the ACL recorded following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Footnote 1 - Basis of Presentation and Significant Accounting Policies.

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased slightly as compared with December 31, 2019, primarily due to an increase in valuations as a result of a decline in interest rates, partially offset by wider credit spreads. The increase was mostly offset by the reinvestment of principal and interest into short-term investments. The Company increased holdings in consumer non-cyclical, financial services and technology/communication corporate bonds as well as in U.S. Treasuries, while

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

simultaneously reducing holdings to RMBS and tax-exempt municipal bonds.
Energy Exposure
Oil prices came under significant pressure during the first half of 2020, particularly during March and April, largely due to the unprecedented reduction in demand stemming from the global pandemic as well as a decision by Saudi Arabia to raise production despite declining demand. Subsequently, OPEC Plus' agreement to reduce production in combination with recovering demand from economic re-openings has contributed to a significant price recovery. The uncertain outlook has caused credit spreads to widen for corporate and sovereign issuers that participate in the exploration, production, transportation and refining of oil and gas.

Ultimately, the impact on these issuers will be determined by the severity and duration of the decline in energy prices and the ability of the issuers to maintain liquidity and manage their indebtedness.
The Company's direct exposure within its investment portfolio to the energy sector totals approximately 3% of invested assets as of June 30, 2020 and is primarily comprised of investment grade corporate debt. These investments are diversified by issuer and different sub-sectors of the energy market, with the highest exposure to the midstream industry and the lowest to oil field services. The following table summarizes the Company's exposure to the energy sector by security type and credit quality.

Exposure to Energy
	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate securities, AFS and Equity securities, at fair value
Investment grade	$1,230	$1,310	$1,425	$1,516
Below investment grade	250	225	125	127
Equity securities, at fair value	7	7	45	45
Total corporate, AFS and equity securities, at fair value	1,487	1,542	1,595	1,688
Foreign govt./govt agencies
Investment grade	225	255	232	254
Below investment grade	9	9	9	10
Total foreign govt./govt. agencies, AFS	234	264	241	264
Other	5	6	20	21
Total energy exposure	$1,726	$1,812	$1,856	$1,973
The Company manages the credit risk associated with the energy sector within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis. The Company considers alternate scenarios including oil prices remaining at low levels for an extended period and/or declining significantly below current levels. For additional details regarding the Company’s management of credit risks, see the Credit Risk Section of this MD&A. The Company has evaluated available-for-sale securities with exposure to energy for a potential ACL as of June 30, 2020 and concluded that for the securities in an unrealized loss position, it is more likely than not that the Company will recover the entire amortized cost basis of the securities. In addition, no other securities in the table above have been identified as intent-to-sell, nor is the Company required to sell. For additional details regarding the Company’s impairment process, see the ACL on Fixed Maturities, AFS and Intent-to-Sell Impairments section below.
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Securities by Type table.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of June 30, 2020
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,728	$1,827	$4	$4	$—	$—	$—	$—	$—	$—	$1,732	$1,831
Bonds	1,011	1,079	546	557	432	395	129	132	—	—	2,118	2,163
Interest Only	149	150	62	62	—	—	4	4	2	1	217	217
Total CMBS	2,888	3,056	612	623	432	395	133	136	2	1	4,067	4,211
RMBS
Agency	1,687	1,786	23	25	—	—	—	—	—	—	1,710	1,811
Non-Agency	1,077	1,106	242	248	214	214	21	21	1	1	1,555	1,590
Alt-A	—	—	6	6	4	4	2	2	24	25	36	37
Sub-Prime	6	6	37	38	146	148	126	129	134	136	449	457
Total RMBS	2,770	2,898	308	317	364	366	149	152	159	162	3,750	3,895
Total CMBS & RMBS	$5,658	$5,954	$920	$940	$796	$761	$282	$288	$161	$163	$7,817	$8,106

Exposure to CMBS & RMBS Bonds as of December 31, 2019
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,878	$1,914	$—	$—	$—	$—	$—	$—	$—	$—	$1,878	$1,914
Bonds	1,013	1,055	561	576	416	438	118	121	—	—	2,108	2,190
Interest Only	150	158	67	70	—	—	5	5	2	1	224	234
Total CMBS	3,041	3,127	628	646	416	438	123	126	2	1	4,210	4,338
RMBS
Agency	2,386	2,441	23	24	—	—	—	—	—	—	2,409	2,465
Non-Agency	1,215	1,226	300	304	257	257	13	13	1	1	1,786	1,801
Alt-A	—	—	8	8	4	4	8	9	20	22	40	43
Sub-Prime	9	9	56	57	167	173	164	171	144	150	540	560
Total RMBS	3,610	3,676	387	393	428	434	185	193	165	173	4,775	4,869
Total CMBS & RMBS	$6,651	$6,803	$1,015	$1,039	$844	$872	$308	$319	$167	$174	$8,985	$9,207

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
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
As of June 30, 2020, mortgage loans had an amortized cost of

$4.4 billion and carrying value of $4.4 billion, with an ACL of $43. As of December 31, 2019, mortgage loans had an amortized cost of $4.2 billion and carrying value of $4.2 billion, with no valuation allowance. The increase in the allowance is attributable to both the recognition of an ACL in connection with the adoption of accounting guidance for credit losses on January 1, 2020 and as a result of giving increased weight to recession scenarios in response to the COVID-19 pandemic as well as lower estimated property values and operating income to better reflect current economic conditions. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company funded $368 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 59% and a weighted average yield of 3.2% during the six months ended June 30, 2020. The Company continues to originate commercial loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of June 30, 2020 or December 31, 2019.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds
	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,094	$1,231	AA+	$1,157	$1,268	AA
Pre-refunded [1]	915	971	AAA	936	985	AAA
Revenue
Transportation	1,462	1,620	A+	1,509	1,675	A+
Health Care	1,358	1,448	A+	1,360	1,454	A+
Leasing [2]	794	864	AA-	781	842	AA-
Education	765	852	AA	784	853	AA
Water & Sewer	644	688	AA	660	700	AA
Sales Tax	462	519	AA	456	517	AA
Power	349	391	A+	339	374	A
Housing	110	116	AA+	114	117	AA+
Other	651	694	AA-	667	713	AA-
Total Revenue	6,595	7,192	AA-	6,670	7,245	AA-
Total Municipal	$8,604	$9,394	AA-	$8,763	$9,498	AA-

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

As of both June 30, 2020 and December 31, 2019, the largest issuer concentrations were the Commonwealth of Massachusetts, the New York City Transitional Finance Authority, and the New York Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 18% of the fair value of the Company's investment portfolio.
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
Income or losses on investments in limited partnerships and alternative investments are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay. For a discussion of impacts resulting from the COVID-19 pandemic and recent economic conditions, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$(3)	(10.3%)	1	11.3%	$(2)	(3.2%)	$2	8.5%
Real estate funds	(2)	(2.1%)	14	12.8%	14	6.5%	34	15.1%
Private equity funds	(42)	(18.5%)	31	14.8%	(8)	(1.8%)	58	14.8%
Other alternative investments [1]	(24)	(24.0%)	14	13.8%	(17)	(8.6%)	22	11.3%
Total	$(71)	(15.3)%	$60	13.9%	$(13)	(1.5)%	$116	13.9%

Investments in Limited Partnerships and Other Alternative Investments
	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Hedge funds	$153	8.4%	$94	5.3%
Real estate funds	434	23.8%	407	23.2%
Private equity and other funds	861	47.1%	851	48.4%
Other alternative investments [1]	378	20.7%	406	23.1%
Total	$1,826	100.0%	$1,758	100.0%
[1]Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $275 as of June 30, 2020 and have increased $220, from December 31, 2019, primarily due to wider credit spreads, partially offset by lower interest rates. As of June 30, 2020, $234 of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $41 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% are primarily related to CMBS and one variable-rate coupon corporate issuer with a long-dated maturity date, both of which are depressed primarily due to wider credit spreads since the securities were purchased.

As part of the Company’s ongoing security monitoring process, the Company has reviewed its fixed maturities, AFS securities in an unrealized loss position and concluded that these fixed maturities are temporarily depressed and are expected to recover in value as the securities approach maturity or as market spreads tighten. For these fixed maturities in an unrealized loss position where an ACL has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s ACL analysis, see the ACL on Fixed Maturities, AFS and Intent-to-Sell Impairments section below.

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	June 30, 2020				December 31, 2019
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	166	$820	$(8)	$812	347	$2,529	$(15)	$2,514
Greater than three to six months	712	3,976	(193)	3,783	114	712	(8)	704
Greater than six to nine months	39	203	(9)	194	50	190	(2)	188
Greater than nine to eleven months	17	43	(4)	39	15	24	(1)	23
Twelve months or more	215	1,016	(61)	955	345	1,440	(29)	1,411
Total	1,149	$6,058	$(275)	$5,783	871	$4,895	$(55)	$4,840

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	June 30, 2020				December 31, 2019
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	11	$100	$(27)	$73	—	$—	$—	$—
Greater than three to six months	9	41	(10)	31	5	2	(1)	1
Twelve months or more	28	9	(4)	5	32	10	(4)	6
Total	48	$150	$(41)	$109	37	$12	$(5)	$7
ACL on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and six months ended June 30, 2020
The Company recorded an increase in the ACL on fixed maturities, AFS of $20 and $32 for the three and six months ended June 30, 2020, respectively. The increase for the three months ended June 30, 2020, was primarily attributable to one private regional and commercial aircraft lessor within corporate fixed maturities. In addition, for the six months ended June 2020, the ACL includes other corporate fixed maturities, mainly one cruise line issuer. Unrealized losses on securities with ACL recognized in other comprehensive income were $0 and $1 for the three and six months ended June 30, 2020. For further information, refer to Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
Intent-to-sell impairments were $0 and $5 for the three and six months ended June 30, 2020, respectively, with impairments in the six month period primarily related to one corporate issuer in the energy sector and one issuer with exposure to India.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Future impairments may develop as the result of changes in intent-to-sell specific securities that are in an unrealized loss position or if modeling assumptions, such as macroeconomic factors or security specific developments, change unfavorably from our current modeling assumptions, resulting in lower cash flow expectations. For a discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
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
For the three and six months ended June 30, 2020, the Company recorded an increase in the ACL on mortgage loans of $22 and $24, respectively. The increase was primarily a result of giving increased weight to recession scenarios in response to the COVID-19 pandemic as well as lower estimated property values and operating income to better reflect current economic conditions. The Company did not record an ACL on any individual mortgage loans.
CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of June 30, 2020:

•	$1.3 billion in fixed maturities, short-term investments, investment sales receivable and cash at The Hartford Financial Services Group, Inc, ("HFSG Holding Company").

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023.

•	Borrowings available under a commercial paper program to a maximum of $750. As of June 30, 2020 there was no commercial paper outstanding.

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

•
P&C - The Company's U.S. property and casualty insurance subsidiaries have dividend capacity of $1.6 billion for 2020, with $850 to $900 of net dividends expected in 2020 including $527 paid to HFSG Holding Company through June 30, 2020.

•	Group Benefits - HLA has dividend capacity of $534 in 2020 with $300 to $350 of dividends expected in 2020 including $210 paid to HFSG Holding Company through June 30, 2020.

•	Hartford Funds - HFSG Holding Company expects to receive $100 to $125 in dividends from Hartford Funds in 2020 including $61 received through June 30, 2020.

•
Cash tax receipts of approximately $520 to $540, including realization of net operating losses and AMT credits. Through June 30, 2020, HFSG Holding Company has received cash tax receipts of $275. In July 2020, the Company received a $206 refund of AMT credits, including $1 of interest, of which HFSG Holding Company has received $154.

Expected liquidity requirements for the next twelve months as of June 30, 2020:

•	$215 of interest on debt.

•	$21 dividends on preferred stock, subject to the discretion of the Board of Directors.

•	$470 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Equity repurchase program:
Under a $1.0 billion share repurchase authorization by the Board of Directors in February, 2019, during the six months ended June 30, 2020, the Company repurchased 2.7 million common shares for $150. During the period from April 1, 2020 to July 28, 2020, the Company did not repurchase any common shares under this authorization. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which

COVID-19 impacts our business, results of operations, financial condition and liquidity.

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
The Company maintains sufficient liquidity and has a variety of contingent liquidity resources to manage liquidity across a range of economic scenarios. To date, the impact of the pandemic and resulting economic downturn on net operating cash flows have been relatively modest with net operating cash flows increasing by $263 in the first six months of 2020 compared to the first six months of 2019, driven by the inclusion of Navigators Group for a full six months in 2020 and a decrease in claims paid for both Group Benefits and P&C excluding Navigators, partially offset by lower P&C premiums received excluding Navigators. Over the remainder of 2020, we expect moderate impacts to net operating cash flow will continue with lower premium receipts and additional COVID-19 losses though the amount of such impacts will ultimately depend on the length and severity of the pandemic and its effects on the economy. Furthermore, those impacts could continue into 2021. However, we expect to continue to successfully manage our liquidity throughout the pandemic.
The Company has waived late payment fees for a period of time for business and personal insurance customers and temporarily suspended the policy cancellation process for policyholders of our Commercial Lines, Personal Lines and Group Benefits segments. Due to those actions and the economic effects of the pandemic, we have experienced an increase in uncollectible premiums receivable and, accordingly, increased our current expected credit loss allowance on premiums receivable by $64 before tax for the six months ended June 30, 2020, resulting in a net increase to the allowance of $61 before tax.
In March, the Company stopped repurchasing shares under its authorized share repurchase program and did not repurchase any common shares under this authorization through the end of July 2020. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity. The HFSG Holding Company expects to continue to receive dividends from its operating subsidiaries in the future and manages the capital and surplus in each of its operating subsidiaries to be sufficient under economic stress scenarios.
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
During the second quarter of 2020, fixed maturities of $64 were deposited by Hartford Fire Insurance Company into a Lloyd’s of London ("Lloyd's") trust account to provide required capital to The Hartford’s Lloyd’s Syndicate. This replaces $26 of the capital previously contributed by HFSG Holding Company to the Lloyd’s corporate member in the first quarter of 2020 for the benefit of the syndicate and which was returned to the HFSG Holding Company in July 2020.  During the second half of 2020, we will reevaluate the capital requirements of the Hartford's Lloyd's Syndicate in accordance with Lloyd's Coming into Line process. Additionally, the amount of letters of credit under the Lloyd’s Letter of Credit Facility permitted to support Lloyd's capital requirements will be reduced by the end of 2020, which will require the Company to seek alternative means of supporting its obligations at Lloyd's. As a result, an additional contribution is expected to be made in the second half of 2020 and will be funded either with cash from HFSG Holding Company or with assets pledged by Hartford Fire Insurance Company.
Debt
On March 30, 2020, The Hartford repaid at maturity the $500 principal amount of its 5.5% senior notes.
Equity
Under a $1.0 billion share repurchase authorization by the Board of Directors in February, 2019, during the six months ended June 30, 2020, the Company repurchased 2.7 million common shares for $150. During the period from April 1, 2020 to July 28, 2020, the Company did not repurchase any common shares under this authorization. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
For further information about equity repurchases, see Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since April 1, 2020:
Common Stock Dividends

Declared	Record	Payable	Amount per share
May 20, 2020	June 1, 2020	July 2, 2020	$0.325
July 16, 2020	September 1, 2020	October 2, 2020	$0.325
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
May 20, 2020	August 1, 2020	August 17, 2020	$375.00
July 16, 2020	November 1, 2020	November 16, 2020	$375.00

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
Insurers domiciled in the United Kingdom may pay dividends to their parent out of their statutory profits subject to restrictions imposed under U.K. Company law and European Insurance regulation (Solvency II). Belgium domiciled insurers may only pay dividends if, at the end of their previous fiscal year, the total amount of their assets, as reduced by its provisions and debts, are in excess of certain minimum capital thresholds calculated under Belgian law.
Through the first six months of 2020, HFSG Holding Company received $798 of net dividends, including $210 from HLA, $61 from Hartford Funds and $527 from its U.S. P&C subsidiaries.
Over the remainder of 2020, the Company anticipates receiving approximately $90 to $140 of dividends from HLA, $40 to $65 of dividends from Hartford Funds and $320 to $370 of net dividends from its U.S. P&C subsidiaries.
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
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through March 29, 2023. As of June 30, 2020, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.

Commercial Paper
The availability of the Company's commercial paper program is dependent upon a variety of factors including the Company's ratings and market conditions. As of June 30, 2020, The Hartford's maximum borrowings available under its commercial paper program is $750 and there was no commercial paper outstanding.
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
As of June 30, 2020 there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of June 30, 2020, there were no advances outstanding.
For further information regarding collateralized advances with Federal Home Loan Bank of Boston, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2019 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford has two letter of credit facility agreements: the Club Facility and the Bilateral Facility, which are used to provide a portion of the capital requirements at Lloyd's. As of June 30, 2020, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility and £18 million was outstanding under the Bilateral Facility. As of December 31, 2019, the Bilateral Facility has unused capacity of $3 for issuance of additional letters of credit. Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding tangible net worth and Funds at Lloyd's ("FAL"). As of June 30, 2020, Navigators Group was in compliance with all financial covenants.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand either immediate and ongoing full collateralization or immediate

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

termination and settlement of the outstanding net derivative positions transacted under each agreement. For further information, refer to Note 14, Commitment and Contingencies.
As of June 30, 2020, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
Insurance Operations
While subject to variability period to period, underwriting and investment cash flows continue to provide sufficient liquidity to meet anticipated demands over the next twelve months. For information about the impact of COVID-19 on the Company's cash flows see the Risk Factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as amended in Part II Item 1A herein. For a discussion and tabular presentation of the Company’s contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2019 Form 10-K Annual Report.
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

Property & Casualty
As of June 30, 2020
Fixed maturities	$31,908
Short-term investments	1,710
Cash	272
Less: Derivative collateral	76
Total	$33,814

Group Benefits Operations
As of June 30, 2020
Fixed maturities	$10,070
Short-term investments	471
Cash	14
Less: Derivative collateral	46
Total	$10,509
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2019 Form 10-K Annual Report.
Capitalization

Capital Structure
	June 30, 2020	December 31, 2019	Change
Short-term debt (includes current maturities of long-term debt)	$—	$500	(100%)
Long-term debt	4,350	4,348	—%
Total debt	4,350	4,848	(10%)
Common stockholders' equity excluding AOCI, net of tax	16,259	15,884	2%
Preferred stock	334	334	—%
AOCI, net of tax	479	52	NM
Total stockholders’ equity	17,072	16,270	5%
Total capitalization	$21,422	$21,118	1%
Debt to stockholders’ equity	25%	30%
Debt to capitalization	20%	23%
Total capitalization increased $304, or 1%, as of June 30, 2020 compared to December 31, 2019 primarily due to an increase in AOCI and net income in excess of stockholder dividends.

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
Cash Flow

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$1,267	$1,004
Net cash provided by investing activities	$215	$30
Net cash used for financing activities	$(1,327)	$(855)
Cash and restricted cash– end of period	$372	$283
Cash provided by operating activities increased in 2020 as compared to the prior year period primarily driven by the inclusion of Navigators Group for the full six months in 2020 and a decrease in Group Benefits claims paid, partially offset by lower P&C premiums received excluding Navigators.
Cash provided by investing activities increased primarily due to the acquisition of Navigators Group for $1.9 billion in 2019, a change from net payments to net proceeds from fixed maturities in 2020 and an increase in net proceeds from equity securities, partially offset by a change from net proceeds to net payments from short-term investments and a change from net proceeds to net payments of mortgage loans.
Cash used for financing activities increased primarily due to an increase in the repurchase of common shares and a larger net decrease in securities loaned or sold under agreements to repurchase.
Operating cash flow for the six months ended June 30, 2020 have been adequate to meet liquidity requirements.
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

On June 19, 2020, A.M. Best raised its financial strength rating on Hartford Life and Accident Insurance Company (“HLA”) to A+ from A. The upgrade is reflective of the support provided by The Hartford, as well as the group benefits business’ growing contribution to consolidated revenue and earnings and the overall diversification it provides.

Insurance Financial Strength Ratings as of July 28, 2020
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A2
Navigators Insurance Company	A+	A	Not Rated

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
Commercial paper	AMB-1	A-2	P-2
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2020	$10,208	$2,644	$12,852
Statutory income	760	253	1,013
Dividends to parent	(527)	(210)	(737)
Other items	(257)	—	(257)
Net change to U.S. statutory capital	(24)	43	19
U.S statutory capital at June 30, 2020	$10,184	$2,687	$12,871

[1]
The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.

[2]	Excludes insurance operations in the U.K. and continental Europe.
Contingencies
Legal Proceedings
For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and "Run-off Asbestos and Environmental Claims" in Note 14 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
Legislative and Regulatory Developments
COVID-19 Global Pandemic
State retroactive business interruption coverage and other insurance regulatory relief initiatives-
State lawmakers are actively considering legislation and regulation in response to COVID-19. There have been proposals to impose retroactive coverage of COVID-19 claims under existing business interruption coverage provisions. If such proposals were enacted, they could represent a material exposure for the Company. Further, some states have adopted, or are considering incorporating, a presumption that if certain workers become infected with COVID-19, such infection would constitute an occupational disease triggering workers’ compensation coverage. In addition, state insurance regulators, including California, New Jersey and New York, have been encouraging (and in some cases requiring) insurers to offer immediate relief to policyholders including refunding and offering discounts for drivers, incorporating flexible payment solutions for families, individuals, and businesses, providing additional time to make payments, waiving insurance premium late fees, pausing cancellation of coverage for personal and commercial policies due to non-payment and policy expiration, and suspending personal automobile exclusions for restaurant employees who are transitioning to meal delivery services using their personal automobile policy as coverage. The Hartford has offered consumer financial relief including a 15 percent refund on policyholders’ April, May and June personal automobile insurance premiums, waived late payments fees for a period of time for business and personal insurance customers and temporarily suspended policy cancellations for policyholders of our Commercial Lines, Personal Lines and

Group Benefits segments. As the COVID-19 global pandemic continues, regulators may require us to or we may elect to provide additional consumer and/or business financial relief. The duration and scope of such regulatory/Company actions are uncertain, and the impacts of such actions could adversely affect the Company’s insurance business.
Federal retroactive business interruption coverage- Congress continues to focus on supporting small businesses in the wake of COVID-19. Legislation has been introduced in the U.S. House of Representatives to force retroactive coverage of COVID-19 claims under future business interruption coverage provisions and would seek to nullify existing contracts. If such proposals were enacted, they could represent a material exposure for the Company. The Senate has not introduced any companion legislation to date. Potential action on such legislation is unclear at this time.
Federal pandemic risk insurance- Congress is considering possible action for future pandemic risk insurance coverage through a risk sharing mechanism between insurers and the federal government. Timing for any Congressional action with respect to these efforts is uncertain at this time. If such a program were to be enacted, it could represent a significant obligation for the company in terms of deductible and co-share obligations.
Federal emergency leave legislation- On March 18, 2020, the Families First Coronavirus Response Act was signed into law by the President. This legislation included a number of funding provisions and worker protections including mandated emergency paid leave and sick leave programs. For employers with fewer than 500 employees, new programs were put in place to guarantee individuals 10 days of paid sick leave, and up to 10 weeks of emergency paid family and medical leave to deal directly with COVID-19. Eligible employers have access to a tax credit to reimburse for costs related to the emergency leave programs. The Hartford is providing support for the administration of the leave component of the new leave provisions for our Group Benefits clients. Congress also approved a $2 trillion Coronavirus Aid, Relief and Economic Security ("CARES") Act. The bill signed into law on March 27, 2020 focused on providing financial support for small businesses, individuals, emergency workers, airlines and other industries of national security. The CARES Act included several technical corrections to the emergency leave programs and created advance refunding credits, which allow the U.S.

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
Federal tax legislation- In response to the COVID-19 Global Pandemic, Congress and other global jurisdictions have passed various pieces of legislation which contain various changes to the tax laws in order to aid impacted businesses and individuals, as well as provide economic stimulus. The deferral of the employer’s portion of the Social Security tax on wages has been extended from March 27, 2020 to year-end 2020. Such deferred amounts would be due and payable over a two-year period, 50% by December 31, 2021 and 50% by December 31, 2022. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for information about the impact of these new tax laws on the Company. The U.S. Treasury and IRS continue to develop guidance implementing these new tax law provisions, and Congress may consider additional technical corrections to these laws. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.
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
Tax Reform
At the end of 2017, Congress passed and the president signed, the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), which enacted significant reforms to the U.S. tax code. The major areas of interest to the Company included the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. The U.S. Treasury and IRS continue to develop guidance implementing Tax Reform, and Congress may consider additional technical corrections to the law. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as amended in Part II Item 1A herein.
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

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2020.
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
COVID-19 Pandemic Business Income Insurance Coverage Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively “the Hartford writing companies”), and in some instances the Company itself, have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford writing companies for alleged losses resulting from the shutdown or suspension of their businesses due the spread of the novel coronavirus that leads to COVID-19. As of July 29, 2020, the Company is aware of more than 150 such lawsuits, of which 45 purport to be filed on behalf of broad nationwide or statewide classes of policyholders. These lawsuits have been filed in state and federal courts in roughly 25 states. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorney’s fees. Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages. Several groups of plaintiffs have asked the Joint Panel on Multi-District Litigation (“JPMDL”) for an order that would coordinate or consolidate for pre-trial purposes, all COVID-19 pandemic business income coverage lawsuits pending in federal court against any commercial insurer, including Hartford writing companies. The Company and others in the insurance industry, and some plaintiffs, have opposed that request. The JPMDL's decision is expected in or after August 2020.
The Company and its subsidiaries deny the allegations and intend to defend vigorously. The Hartford writing companies maintain that they have no coverage obligations with respect to these suits for business income allegedly lost by the plaintiffs due to the COVID-19 pandemic based on the clear terms of the applicable insurance policies. Although the policy terms vary depending, among other things, upon the size, nature, and location of the policyholder’s business, in general, the claims at issue in these lawsuits were denied because the claimant identified no direct physical damage or loss to property at the insured premises, and the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any such damage or loss in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. In addition, the vast majority of the policies at issue expressly exclude from coverage any loss caused directly or indirectly by the presence, growth, proliferation, spread or activity of a virus, subject to a narrow set of exceptions not applicable in connection with this pandemic, and contain a pollution and contamination exclusion that, among other things, expressly excludes from coverage any loss caused by material that threatens human health or welfare.
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified and the size and scope of any such classes, and whether the validity of the coverage defenses will be determined by one court or many. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation, and virtually no substantive legal rulings have been made. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results.

Part II - Item 1A. Risk Factors

Item 1A.    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as amended and updated by Item 1A of Part II of the Company's Form 10-Q for the period ended March 30, 2020, which is incorporated herein by reference, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. During the period from

April 1, 2020 to July 28, 2020, the Company did not repurchase any common shares under this authorization. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.

Part II - Item 5. Other Information

Item 5. Other Information
On July 30, 2020, the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. For a discussion of Hartford Next, including the expected restructuring and other costs and expected expense savings through 2022, refer to Operational Transformation and Cost Reduction Plan in The Hartford’s Operations section within the MD&A.

Item 6. EXHIBITS

See Exhibits Index on page	124.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2020
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

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	July 30, 2020	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)