Form 10-Q
period 2020-09-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2020-10-29
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 27, 2020, there were outstanding 358,330,435 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements; or in Part I, Item 1A, Risk Factors in The Hartford’s 2019 Form 10-K Annual Report, as amended in Part II Item 1A in its Form 10-Q Quarterly Reports; and those identified from time to time in our other filings with the Securities and Exchange Commission.
•Risks relating to the pandemic caused by the spread of novel strain of coronavirus, specifically identified as the Coronavirus Disease 2019 (“COVID-19”) including impacts to the Company's insurance and product-related, regulatory/legal, recessionary and other global economic, capital and liquidity and operational risks
•Risks Relating to Economic, Political and Global Market Conditions:
◦challenges related to the Company’s current operating environment, including global political, economic and market conditions, and the effect of financial market disruptions, economic downturns, changes in trade regulation including tariffs and other barriers or other potentially adverse macroeconomic developments on the demand for our products and returns in our investment portfolios;
◦market risks associated with our business, including changes in credit spreads, equity prices, interest rates, inflation rate, foreign currency exchange rates and market volatility;
◦the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;
◦the impacts of changing climate and weather patterns on our businesses, operations and investment portfolio including on claims, demand and pricing of our products, the availability and cost of reinsurance, our modeling data used to evaluate and manage risks of catastrophes and severe weather events, the value of our investment portfolios and credit risk with reinsurers and other counterparties;
◦the risks associated with the discontinuance of the London Inter-Bank Offered Rate ("LIBOR") on the securities we hold or may have issued, other financial instruments and any other assets and liabilities whose value is tied to LIBOR;
◦the impacts associated with the withdrawal of the United Kingdom (“U.K.”) from the European Union (“E.U.”) on our international operations in the U.K. and E.U.
•Insurance Industry and Product-Related Risks:
◦the possibility of unfavorable loss development, including with respect to long-tailed exposures;
◦the significant uncertainties that limit our ability to estimate the ultimate reserves necessary for asbestos and environmental claims;
◦the possibility of a pandemic, earthquake, or other natural or man-made disaster that may adversely affect our businesses;
◦weather and other natural physical events, including the intensity and frequency of storms, hail, wildfires, flooding, winter storms, hurricanes and tropical storms, as well as climate change and its potential impact on weather patterns;
◦the possible occurrence of terrorist attacks and the Company’s inability to contain its exposure as a result of, among other factors, the inability to exclude coverage for terrorist attacks from workers' compensation policies and limitations on reinsurance coverage from the federal government under applicable laws;
◦the Company’s ability to effectively price its property and casualty policies, including its ability to obtain regulatory consents to pricing actions or to non-renewal or withdrawal of certain product lines;
◦actions by competitors that may be larger or have greater financial resources than we do;
◦technological changes, including usage-based methods of determining premiums, advancements in automotive safety features, the development of autonomous vehicles, and platforms that facilitate ride sharing,
◦the Company's ability to market, distribute and provide insurance products and investment advisory services through current and future distribution channels and advisory firms;
◦the uncertain effects of emerging claim and coverage issues;
•Financial Strength, Credit and Counterparty Risks:

◦risks to our business, financial position, prospects and results associated with negative rating actions or downgrades in the Company’s financial strength and credit ratings or negative rating actions or downgrades relating to our investments;
◦capital requirements which are subject to many factors, including many that are outside the Company’s control, such as National Association of Insurance Commissioners ("NAIC") risk based capital formulas, Funds at Lloyd's and Solvency Capital Requirement, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;
◦losses due to nonperformance or defaults by others, including credit risk with counterparties associated with investments, derivatives, premiums receivable, reinsurance recoverables and indemnifications provided by third parties in connection with previous dispositions;
◦the potential for losses due to our reinsurers' unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;
◦state and international regulatory limitations on the ability of the Company and certain of its subsidiaries to declare and pay dividends;
•Risks Relating to Estimates, Assumptions and Valuations:
◦risk associated with the use of analytical models in making decisions in key areas such as underwriting, pricing, capital management, reserving, investments, reinsurance and catastrophe risk management;
◦the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the Company’s fair value estimates for its investments and the evaluation of intent-to-sell impairments and allowance for credit losses on available-for-sale securities;
◦the potential for further impairments of our goodwill or the potential for changes in valuation allowances against deferred tax assets;
•Strategic and Operational Risks:
◦the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster, cyber or other information security incident or other unanticipated event;
◦the potential for difficulties arising from outsourcing and similar third-party relationships;
◦the risks, challenges and uncertainties associated with capital management plans, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;
◦risks associated with acquisitions and divestitures, including the challenges of integrating acquired companies or businesses, which may result in our inability to achieve the anticipated benefits and synergies and may result in unintended consequences;
◦difficulty in attracting and retaining talented and qualified personnel, including key employees, such as executives, managers and employees with strong technological, analytical and other specialized skills;
◦the Company’s ability to protect its intellectual property and defend against claims of infringement;
•Regulatory and Legal Risks:
◦the cost and other potential effects of increased federal, state and international regulatory and legislative developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels;
◦unfavorable judicial or legislative developments;
◦the impact of changes in federal, state or foreign tax laws;
◦regulatory requirements that could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests; and
◦the impact of potential changes in accounting principles and related financial reporting requirements.
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
Hartford, Connecticut

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month periods and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
October 29, 2020

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30, 2020
(in millions, except for per share data)	2020	2019	2020	2019
	(Unaudited)
Revenues
Earned premiums	$4,347	$4,394	$12,972	$12,500
Fee income	323	330	941	970
Net investment income	492	490	1,290	1,448
Net realized capital gains (losses)	6	89	(116)	332
Other revenues	3	44	108	129
Total revenues	5,171	5,347	15,195	15,379
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,962	2,914	8,725	8,533
Amortization of deferred policy acquisition costs ("DAC")	421	437	1,287	1,184
Insurance operating costs and other expenses	1,093	1,167	3,394	3,356
Loss on extinguishment of debt	—	90	—	90
Loss on reinsurance transaction	—	—	—	91
Interest expense	58	67	179	194
Amortization of other intangible assets	18	19	55	47
Restructuring and other costs	87	—	87	—
Total benefits, losses and expenses	4,639	4,694	13,727	13,495
Income before income taxes	532	653	1,468	1,884
Income tax expense	73	118	268	347
Net income	459	535	1,200	1,537
Preferred stock dividends	6	11	16	16
Net income available to common stockholders	$453	$524	$1,184	$1,521
Net income available to common stockholders per common share
Basic	$1.26	$1.45	$3.30	$4.21
Diluted	$1.26	$1.43	$3.29	$4.17
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
	(Unaudited)
Net income	$459	$535	$1,200	$1,537
Other comprehensive income (loss):
Changes in net unrealized gain on fixed maturities	376	401	747	1,744
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	—		1
Changes in other-than-temporary impairment ("OTTI") losses recognized in other comprehensive income		—		1
Changes in net gain on cash flow hedging instruments	(17)	6	22	22
Changes in foreign currency translation adjustments	6	(4)	(1)	—
Changes in pension and other postretirement plan adjustments	12	9	35	26
OCI, net of tax	377	412	804	1,793
Comprehensive income	$836	$947	$2,004	$3,330
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $41,073 and $40,078, and ACL of $32 and $0)	$44,044	$42,148
Fixed maturities, at fair value using the fair value option	—	11
Equity securities, at fair value	819	1,657
Mortgage loans (net of ACL of $38 and $0)	4,461	4,215
Limited partnerships and other alternative investments	1,868	1,758
Other investments	187	320
Short-term investments	3,399	2,921
Total investments	54,778	53,030
Cash	173	185
Restricted cash	97	77
Premiums receivable and agents' balances (net of ACL of $174 and $145)	4,450	4,384
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $109 and $114)	5,668	5,527
Deferred policy acquisition costs	808	785
Deferred income taxes, net	49	299
Goodwill	1,911	1,913
Property and equipment, net	1,144	1,181
Other intangible assets, net	973	1,070
Other assets	2,101	2,366
Assets held for sale	167	—
Total assets	$72,319	$70,817
Liabilities
Unpaid losses and loss adjustment expenses	$37,306	$36,517
Reserve for future policy benefits	650	635
Other policyholder funds and benefits payable	711	755
Unearned premiums	6,761	6,635
Short-term debt	—	500
Long-term debt	4,351	4,348
Other liabilities	4,585	5,157
Liabilities held for sale	153	—
Total liabilities	54,517	54,547
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at September 30, 2020 and December 31, 2019, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 384,923,222 shares issued at September 30, 2020 and December 31, 2019	4	4
Additional paid-in capital	4,310	4,312
Retained earnings	13,503	12,685
Treasury stock, at cost — 26,689,649 and 25,352,977 shares	(1,205)	(1,117)
Accumulated other comprehensive income, net of tax	856	52
Total stockholders’ equity	17,802	16,270
Total liabilities and stockholders’ equity	$72,319	$70,817
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for share data)	2020	2019	2020	2019
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	4	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,299	4,300	4,312	4,378
Issuance of shares under incentive and stock compensation plans	(5)	(17)	(89)	(91)
Stock-based compensation plans expense	16	19	87	95
Issuance of shares for warrant exercise	—	—	—	(80)
Additional Paid-in Capital, end of period	4,310	4,302	4,310	4,302
Retained Earnings
Retained Earnings, beginning of period	13,167	11,836	12,685	11,055
Cumulative effect of accounting changes, net of tax	—	—	(18)	—
Adjusted balance, beginning of period	13,167	11,836	12,667	11,055
Net income	459	535	1,200	1,537
Dividends declared on preferred stock	(6)	(11)	(16)	(16)
Dividends declared on common stock	(117)	(109)	(348)	(325)
Retained Earnings, end of period	13,503	12,251	13,503	12,251
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,211)	(984)	(1,117)	(1,091)
Treasury stock acquired	—	(63)	(150)	(90)
Issuance of shares under incentive and stock compensation plans	7	27	98	112
Net shares acquired related to employee incentive and stock compensation plans	(1)	(7)	(36)	(38)
Issuance of shares for warrant exercise	—	—	—	80
Treasury Stock, at cost, end of period	(1,205)	(1,027)	(1,205)	(1,027)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	479	(198)	52	(1,579)
Total other comprehensive income	377	412	804	1,793
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	856	214	856	214
Total Stockholders’ Equity	$17,802	$16,078	$17,802	$16,078
Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	13,800	13,800	13,800	13,800
Issuance of preferred shares	—	—	—	—
Preferred Shares Outstanding, end of period	13,800	13,800	13,800	13,800
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	358,099	361,605	359,570	359,151
Treasury stock acquired	—	(1,076)	(2,661)	(1,581)
Issuance of shares under incentive and stock compensation plans	151	588	2,011	2,447
Return of shares under incentive and stock compensation plans to treasury stock	(16)	(134)	(686)	(755)
Issuance of shares for warrant exercise	—	—	—	1,721
Common Shares Outstanding, at end of period	358,234	360,983	358,234	360,983
Cash dividends declared per common share	$0.325	$0.30	$0.975	$0.90
Cash dividends declared per preferred share	$375.00	$750.00	$1,125.00	$1,125.00
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2020	2019
Operating Activities	(Unaudited)
Net income	$1,200	$1,537
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	65	(332)
Amortization of deferred policy acquisition costs	1,287	1,184
Additions to deferred policy acquisition costs	(1,268)	(1,222)
Depreciation and amortization	411	333
Loss on extinguishment of debt	—	90
Loss on sale of business	51	—
Other operating activities, net	129	75
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	(186)	115
Net change in accrued and deferred income taxes	437	784
Increase in insurance liabilities	1,019	630
Net change in other assets and other liabilities	(490)	(748)
Net cash provided by operating activities	2,655	2,446
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	14,734	14,335
Fixed maturities, fair value option	11	7
Equity securities, at fair value	1,420	1,260
Mortgage loans	710	491
Partnerships	84	201
Payments for the purchase of:
Fixed maturities, available-for-sale	(15,544)	(15,592)
Equity securities, at fair value	(758)	(847)
Mortgage loans	(995)	(515)
Partnerships	(235)	(218)
Net proceeds from derivatives	131	60
Net additions of property and equipment	(78)	(75)
Net proceeds from (payments for) short-term investments	(475)	1,480
Other investing activities, net	(12)	(6)
Amount paid for business acquired, net of cash acquired	—	(1,901)
Net cash used for investing activities	(1,007)	(1,320)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	44	107
Withdrawals and other deductions from investment and universal life-type contracts	(78)	(101)
Net decrease in securities loaned or sold under agreements to repurchase	(511)	(291)
Repayment of debt	(500)	(1,583)
Proceeds from the issuance of debt	—	1,376
Net return of shares under incentive and stock compensation plans	(27)	(18)
Treasury stock acquired	(150)	(90)
Dividends paid on preferred stock	(16)	(16)
Dividends paid on common stock	(341)	(327)
Net cash used for financing activities	(1,579)	(943)
Foreign exchange rate effect on cash	(3)	(14)
Net increase in cash and restricted cash, including cash classified within assets held for sale	66	169
Less: Net increase in cash classified within assets held for sale	58	—
Net increase in cash and restricted cash	8	169
Cash and restricted cash – beginning of period	262	121
Cash and restricted cash– end of period	$270	$290
Supplemental Disclosure of Cash Flow Information
Income tax received	$161	$420
Interest paid	$183	$210
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
On September 30, 2020, the Company entered into a definitive agreement to sell all of the issued and outstanding equity of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. (“BDM”) and Assurances Contintales Contintale Verzekeringen N.V. (“ASCO”), (collectively referred to as "Continental Europe Operations"). For further discussion of this transaction, see Note 2 - Business Acquisition and Disposition.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. BUSINESS ACQUISITION AND DISPOSITION
Business Acquisition
Navigators Group
On May 23, 2019, The Hartford acquired Navigators Group, a specialty underwriter, for total consideration of $2.121 billion and recorded provisional estimates of the fair value of the assets acquired and liabilities assumed. In the second quarter of 2020, The Hartford finalized its provisional estimates and recorded additional assets of $9 and liabilities of $7 with a net reduction in goodwill of $2. The measurement period adjustments, determined as if the accounting had been completed as of the acquisition date, had no effect on the Condensed Consolidated Statements of Operations. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, the measurement period adjustments recorded, and the final purchase price allocation.
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
The following table presents supplemental pro forma amounts of revenue and net income for the Company for the nine months ended September 30, 2019, as though the business was acquired on January 1, 2018. Pro forma adjustments include the revenue and earnings of Navigators Group as well as amortization of identifiable intangible assets acquired.
Pro Forma Results

Nine Months Ended September 30, 2019
Total Revenue	$16,055
Net Income	$1,532
Business Disposition
Sale of Continental Europe Operations
On September 30, 2020, the Company entered into a definitive agreement to sell our Continental Europe Operations. The transaction is expected to close by the second quarter of 2021, subject to customary closing conditions, including regulatory approvals. The complete sale of the Continental Europe Operations consists of multiple arrangements designed as a single transaction. The assets and liabilities of the Continental Europe Operations have been classified as held for sale in the Company's
Condensed Consolidated Balance Sheets beginning with the period ended September 30, 2020.
Total consideration less costs to sell is estimated to be approximately $14, resulting in an estimated loss on the sale of approximately $51, before tax, which has been recorded within net realized capital gains (losses) in the third quarter of 2020 in

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
the Condensed Consolidated Statements of Operations. The Company also recorded related income tax benefits of $19, for an estimated after-tax loss of $32 on the sale, in the third quarter of 2020. The accrual for the estimated before tax loss is included as a reduction of the carrying value of assets held for sale in the Company's Condensed Consolidated Balance Sheets as of September 30, 2020. The Continental Europe Operations are reported under the Commercial Lines segment. The estimate of consideration less costs to sell of $14 includes an estimate of consideration that is contingent on how the ultimate amounts required to settle claims on 2020 and prior accident years, as determined at the end of 2024 compare with recorded reserves as currently estimated. The contingent consideration has been estimated at its fair value of $12 and could increase or decrease depending on how ultimate losses develop. Any change in the estimated fair value of contingent consideration in a future period would increase or decrease the estimated loss on sale in that period.
Carrying Value of Assets and Liabilities to be Transferred in Connection With the Sale [1]

As of September 30, 2020
Assets
Investments and cash	$138
Reinsurance recoverables and other	29
Total assets held for sale	167
Liabilities
Unpaid losses and loss adjustment expenses	74
Unearned premiums	35
Other liabilities	44
Total liabilities held for sale	$153
[1] As of September 30, 2020, the estimated fair value of the disposal group is $14 based on the estimated consideration to be received less cost to sell. Within the disposal group, as of September 30, 2020, investments in fixed maturities and short-term investments, which are measured at fair value on a recurring basis, had a fair value of $80, of which $2 was based on quoted prices in active markets for identical assets and $78 was based on significant observable inputs. The remaining fair value less costs to sell for the disposal group is ($66), which is measured on a nonrecurring basis using significant unobservable inputs. See Note 5—Fair Value Measurements for more information.
3. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2020	2019	2020	2019
Earnings
Net income	$459	$535	$1,200	$1,537
Less: Preferred stock dividends	6	11	16	16
Net income available to common stockholders	$453	$524	$1,184	$1,521
Shares
Weighted average common shares outstanding, basic	358.3	361.4	358.3	361.0
Dilutive effect of warrants [1]	—	—	—	0.7
Dilutive effect of stock-based awards under compensation plans	2.2	4.0	2.0	3.4
Weighted average common shares outstanding and dilutive potential common shares	360.5	365.4	360.3	365.1
Net income available to common stockholders per common share
Basic	$1.26	$1.45	$3.30	$4.21
Diluted	$1.26	$1.43	$3.29	$4.17
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
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial Lines	$323	$336	$378	$890
Personal Lines	79	94	548	252
Property & Casualty Other Operations	2	18	12	52
Group Benefits	119	146	324	377
Hartford Funds	44	40	119	108
Corporate	(108)	(99)	(181)	(142)
Net income	459	535	1,200	1,537
Preferred stock dividends	6	11	16	16
Net income available to common stockholders	$453	$524	$1,184	$1,521

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$776	$825	$2,312	$2,480
Liability	355	330	1,035	731
Marine	59	59	191	86
Package business	390	376	1,150	1,092
Property	200	198	590	529
Professional liability	150	137	442	304
Bond	68	67	206	192
Assumed reinsurance	68	75	206	104
Automobile	193	191	562	522
Total Commercial Lines	2,259	2,258	6,694	6,040
Personal Lines
Automobile	547	564	1,552	1,690
Homeowners	240	248	721	741
Total Personal Lines [1]	787	812	2,273	2,431
Group Benefits
Group disability	697	697	2,142	2,124
Group life	594	621	1,833	1,902
Other	70	64	200	187
Total Group Benefits	1,361	1,382	4,175	4,213
Hartford Funds
Mutual fund and Exchange-Traded Products ("ETP")	228	231	660	674
Talcott Resolution life and annuity separate accounts [2]	22	23	64	69
Total Hartford Funds	250	254	724	743
Corporate	13	18	47	43
Total earned premiums and fee income	4,670	4,724	13,913	13,470
Net investment income	492	490	1,290	1,448
Net realized capital gains (losses)	6	89	(116)	332
Other revenues	3	44	108	129
Total revenues	$5,171	$5,347	$15,195	$15,379
[1]For the three months ended September 30, 2020 and 2019, AARP members accounted for earned premiums of $713 and $729, respectively. For the nine months ended September 30, 2020 and 2019, AARP members accounted for earned premiums of $2.1 billion and $2.2 billion, respectively.
[2]Represents revenues earned for investment advisory services on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue from Non-Insurance Contracts with Customers

		Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue Line Item	2020	2019	2020	2019
Commercial Lines
Installment billing fees	Fee income	$8	$8	$21	$26
Personal Lines
Installment billing fees	Fee income	8	9	26	28
Insurance servicing revenues	Other revenues	23	23	63	65
Group Benefits
Administrative services	Fee income	44	45	132	135
Hartford Funds
Advisor, distribution and other management fees	Fee income	228	232	659	677
Other fees	Fee income	22	22	65	65
Corporate
Investment management and other fees	Fee income	13	14	38	38
Transition service revenues	Other revenues	—	6	2	18
Total non-insurance revenues with customers		$346	$359	$1,006	$1,052
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$1,490	$—	$1,490	$—
Collateralized loan obligations ("CLOs")	2,449	—	2,308	141
Commercial mortgage-backed securities ("CMBS")	4,444	—	4,352	92
Corporate	19,416	—	18,420	996
Foreign government/government agencies	984	—	984	—
Municipal	9,310	—	9,304	6
Residential mortgage-backed securities ("RMBS")	4,548	—	4,097	451
U.S. Treasuries	1,403	381	1,022	—
Total fixed maturities	44,044	381	41,977	1,686
Equity securities, at fair value	819	352	398	69
Derivative assets
Credit derivatives	11	—	11	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	12	—	12	—
Short-term investments	3,399	3,176	209	14
Total assets accounted for at fair value on a recurring basis	$48,274	$3,909	$42,596	$1,769
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$1	$—	$1	$—
Foreign exchange derivatives	$6	$—	$6	$—
Interest rate derivatives	(79)	—	(79)	—
Total derivative liabilities [2]	(72)	—	(72)	—
Total liabilities accounted for at fair value on a recurring basis	$(72)	$—	$(72)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,476	$—	$1,461	$15
CLOs	2,183	—	2,088	95
CMBS	4,338	—	4,329	9
Corporate	17,396	—	16,664	732
Foreign government/government agencies	1,123	—	1,120	3
Municipal	9,498	—	9,498	—
RMBS	4,869	—	4,309	560
U.S. Treasuries	1,265	330	935	—
Total fixed maturities	42,148	330	40,404	1,414
Fixed maturities, FVO	11	—	11	—
Equity securities, at fair value	1,657	1,401	183	73
Derivative assets
Credit derivatives	11	—	11	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	12	—	12	—
Short-term investments	2,921	1,028	1,878	15
Total assets accounted for at fair value on a recurring basis	$46,749	$2,759	$42,488	$1,502
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(1)	$—	$(1)	$—
Equity derivatives	(15)	—	—	(15)
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	(60)	—	(60)	—
Total derivative liabilities [2]	(78)	—	(63)	(15)
Contingent consideration [3]	(22)	—	—	(22)
Total liabilities accounted for at fair value on a recurring basis	$(100)	$—	$(63)	$(37)
[1]Includes derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law.
[2]Includes derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law.
[3]For additional information see the Contingent Consideration section below.
In connection with the acquisition of Navigators Group, the Company has overseas deposits in Other Invested Assets of $53 and $38 as of September 30, 2020 and December 31, 2019, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
•Quoted prices, unadjusted, for identical assets or liabilities in active markets, which are classified as Level 1.
•Prices from third-party pricing services, which primarily utilize a combination of techniques. These services utilize recently reported trades of identical, similar, or benchmark securities making adjustments for market observable inputs available through the reporting date. If there are no recently reported trades, they may use a discounted cash flow technique to develop a price using expected cash flows based upon the anticipated future performance of the underlying collateral discounted at an estimated market rate. Both techniques develop prices that consider the time value of future cash flows and provide a margin for risk, including liquidity and credit risk. Most prices provided by third-party

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
pricing services are classified as Level 2 because the inputs used in pricing the securities are observable. However, some securities that are less liquid or trade less actively are classified as Level 3. Additionally, certain long-dated securities, such as municipal securities and bank loans, include benchmark interest rate or credit spread assumptions that are not observable in the marketplace and are thus classified as Level 3.
•Internal matrix pricing, which is a valuation process internally developed for private placement securities for which the Company is unable to obtain a price from a third-party pricing service. Internal pricing matrices determine credit spreads that, when combined with risk-free rates, are applied to contractual cash flows to develop a price. The Company develops credit spreads using market based data for public securities adjusted for credit spread differentials between public and private securities, which are obtained from a survey of multiple private placement brokers. The market-based reference credit spread considers the issuer’s financial strength and term to maturity, using an independent public security index and trade information, while the credit spread differential considers the non-public nature of the security. Securities priced using internal matrix pricing are classified as Level 2 because the inputs are observable or can be corroborated with observable data.
•Independent broker quotes, which are typically non-binding, use inputs that can be difficult to corroborate with observable market based data. Brokers may use present value techniques using assumptions specific to the security types, or they may use recent transactions of similar securities. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on independent broker quotes are classified as Level 3.
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

Other inputs for below investment grade privately placed securities and private bank loans:
• Independent broker quotes
• Credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature

U.S. Treasuries, Municipals, and Foreign government/government agencies
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2020
CLOs [3]	$78	Discounted cash flows	Spread	414 bps	414 bps	414 bps	Decrease
CMBS [3]	$13	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	275 bps	1,235 bps	1,188 bps	Decrease
Corporate [4]	$866	Discounted cash flows	Spread	129 bps	972 bps	311 bps	Decrease
RMBS [3]	$411	Discounted cash flows	Spread [6]	30 bps	590 bps	128 bps	Decrease
			Constant prepayment rate [6]	—%	11%	6%	Decrease [5]
			Constant default rate [6]	2%	6%	3%	Decrease
			Loss severity [6]	—%	100%	82%	Decrease
As of December 31, 2019
CLOs [3]	$95	Discounted cash flows	Spread	246 bps	246 bps	246 bps	Decrease
CMBS [3]	$1	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,832 bps	161 bps	Decrease
Corporate [4]	$633	Discounted cash flows	Spread	93 bps	788 bps	236 bps	Decrease
RMBS [3]	$560	Discounted cash flows	Spread [6]	5 bps	233 bps	79 bps	Decrease
			Constant prepayment rate [6]	—%	11%	6%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	70%	Decrease
[1]The weighted average is determined based on the fair value of the securities.
[2]Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.
[3]Excludes securities for which the Company bases fair value on broker quotations.
[4]Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.
[5]Decrease for above market rate coupons and increase for below market rate coupons.
[6]Generally, a change in the assumption used for the constant default rate would have been accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for constant prepayment rate and would have resulted in wider spreads.

Significant Unobservable Inputs for Level 3 - Derivatives [1]
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [2]	Impact of Increase in Input Value [3]
As of December 31, 2019
Equity options	$(15)	Option model	Equity volatility	13%	28%	17%	Increase
[1] As of September 30, 2020, the fair values of the Company's level 3 derivatives were less than $1 and are excluded from the table.
[2]The weighted average is determined based on the fair value of the derivatives.
[3]Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.
The tables above exclude certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of September 30, 2020, no significant adjustments were made by the Company to broker prices received.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") on July 29, 2016 required the Company to make payments to former owners of Lattice of up to $60 contingent upon growth in exchange-traded products ("ETP") assets under management ("AUM") over a period of four years beginning on the date of acquisition. The contingent consideration was measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout had been discounted back to the valuation date using a risk-adjusted discount rate of 10.0%. The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
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

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2020
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2020	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2020
Assets
Fixed Maturities, AFS
ABS	$23	$—	$—	$—	$—	$—	$—	$(23)	$—
CLOs	99	—	1	63	(3)	—	—	(19)	141
CMBS	20	—	2	66	(1)	—	5	—	92
Corporate	1,109	1	19	45	(62)	—	22	(138)	996
Municipal	—	(3)	2	—	—	—	7	—	6
RMBS	479	—	2	40	(48)	—	—	(22)	451
Total Fixed Maturities, AFS	1,730	(2)	26	214	(114)	—	34	(202)	1,686
Equity Securities, at fair value	66	—	—	3	—	—	—	—	69
Short-term investments	14	—	—	—	—	—	—	—	14
Total Assets	$1,810	$(2)	$26	$217	$(114)	$—	$34	$(202)	$1,769
Liabilities
Total Liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2020
			Total realized/unrealized gains (losses)
		Fair value as of January 1, 2020	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2020
	Assets
	Fixed Maturities, AFS
	ABS	$15	$—	$(1)	$43	$—	$—	$—	$(57)	$—
	CLOs	95	—	(1)	82	(16)	—	—	(19)	141
	CMBS	9	—	2	79	(3)	—	5	—	92
	Corporate	732	(31)	—	161	(126)	(27)	481	(194)	996
	Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	(3)	—
	Municipal	—	(3)	2	—	—	—	7	—	6
	RMBS	560	—	(10)	66	(136)	(7)	—	(22)	451
	Total Fixed Maturities, AFS	1,414	(34)	(8)	431	(281)	(34)	493	(295)	1,686
	Equity Securities, at fair value	73	(10)	—	6	—	—	—	—	69
	Short-term investments	15	—	—	—	(1)	—	—	—	14
	Total Assets	$1,502	$(44)	$(8)	$437	$(282)	$(34)	$493	$(295)	$1,769
	Liabilities
	Contingent Consideration	(22)	12	—	—	10	—	—	—	—
	Derivatives, net [4]
Equity	Equity	(15)	36	—	—	—	(21)	—	—	—
	Total Derivatives, net [4]	(15)	36	—	—	—	(21)	—	—	—
	Total Liabilities	$(37)	$48	$—	$—	$10	$(21)	$—	$—	$—

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2019
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2019	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2019
Assets
Fixed Maturities, AFS
ABS	$5	$—	$—	$—	$—	$—	$—	$(5)	$—
CLOs	286	—	—	92	(8)	—	—	(74)	296
CMBS	35	—	—	10	(1)	—	—	(24)	20
Corporate	568	(3)	—	166	(7)	(4)	15	(12)	723
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	758	—	(3)	—	(51)	—	—	(90)	614
Total Fixed Maturities, AFS	1,655	(3)	(3)	268	(67)	(4)	15	(205)	1,656
Equity Securities, at fair value	72	(2)	—	—	—	—	—	—	70
Total Assets	$1,727	$(5)	$(3)	$268	$(67)	$(4)	$15	$(205)	$1,726
Liabilities
Contingent Consideration	(21)	—	—	—	—	—	—	—	(21)
Derivatives, net [4]
Equity	(3)	(2)	—	—	—	—	—	—	(5)
Total Derivatives, net [4]	(3)	(2)	—	—	—	—	—	—	(5)
Total Liabilities	$(24)	$(2)	$—	$—	$—	$—	$—	$—	$(26)

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
[1]Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs. Transfers into Level 3 for the nine months ended September 30, 2020, were primarily related to private securities that were priced using internal matrix pricing in the prior period, but changed to broker pricing in the current period.
[4]Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLOs	—	—	1	—	—	—	(1)	1
CMBS	—	—	2	—	—	—	2	—
Corporate	(1)	(2)	17	—	(21)	(3)	1	8
Foreign Govt./Govt. Agencies	—	—	—	—	—	—	—	1
Municipal	(3)	—	2	—	(3)	—	2	—
RMBS	—	—	2	(3)	—	—	(9)	(4)
Total Fixed Maturities, AFS	(4)	(2)	24	(3)	(24)	(3)	(5)	6
Equity Securities, at fair value	—	(2)	—	—	(9)	(2)	—	—
Derivatives, net
Equity	—	—	—	—	—	—	—	—
Interest rate	—	—	—	—	—	(1)	—	—
Total Derivatives, net	—	—	—	—	—	(1)	—	—
Short-term investments	—	—	—	—
Total Assets	$(4)	$(4)	$24	$(3)	$(33)	$(6)	$(5)	$6
Liabilities
Contingent Consideration	—	—	—	—	12	(6)	—	—
Derivatives, net
Equity	—	(2)	—	—	—	(8)	—	—
Total Derivatives, net	—	(2)	—	—	—	(8)	—	—
Total Liabilities	$—	$(2)	$—	$—	$12	$(14)	$—	$—
[1]All amounts in these rows are reported in net realized capital gains (losses). All amounts are before income taxes.
[2]Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.
[3]Changes in unrealized gain (loss) on fixed maturities, AFS are reported in changes in net unrealized gain on securities in the Condensed Consolidated Statements of Comprehensive Income. Changes in interest rate derivatives are reported in changes in net gain on cash flow hedging instruments in the Condensed Consolidated Statements of Comprehensive Income.
Fair Value Option

The Company has elected the fair value option for certain RMBS that contain embedded credit derivatives with underlying credit risk. These securities are included within Fixed Maturities, FVO on the Condensed Consolidated Balance Sheets and changes in the fair value of these securities are reported in net realized capital gains and losses.
As of September 30, 2020 and December 31, 2019, the fair value of assets using the fair value option was $0 and $11, respectively, with assets as of December 31, 2019 within the residential real estate sector.
For the three and nine months ended September 30, 2020 and 2019 there were no realized capital gains (losses) related to the fair value of assets using the fair value option.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	September 30, 2020			December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount	Fair Value
Assets
Mortgage loans	Level 3	$4,461	$4,720	Level 3	$4,215	$4,350
Liabilities
Other policyholder funds and benefits payable	Level 3	711	$712	Level 3	$763	$765
Senior notes [2]	Level 2	$3,261	$4,172	Level 2	$3,759	$4,456
Junior subordinated debentures [2]	Level 2	$1,090	$1,093	Level 2	$1,089	$1,153
[1]As of September 30, 2020, carrying amount of mortgage loans is net of ACL of $38.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.
6. INVESTMENTS

Net Realized Capital Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2020	2019	2020	2019
Gross gains on sales	$27	$77	$201	$190
Gross losses on sales	(12)	(4)	(42)	(44)
Equity securities [1]	42	19	(269)	181
Net credit losses on fixed maturities, AFS [2]	(1)		(33)
Change in ACL on mortgage loans [3]	5		(19)
Intent-to-sell impairments	—	—	(5)	—
Net OTTI losses recognized in earnings		(1)		(3)
Valuation allowances on mortgage loans		—		1
Other, net [4]	(55)	(2)	51	7
Net realized capital gains (losses)	$6	$89	$(116)	$332
[1] The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of September 30, 2020, were $36 and $6 for the three and nine months ended September 30, 2020, respectively. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of September 30, 2019, were $17 and $100 for the three and nine months ended September 30, 2019, respectively.
[2] Due to the adoption of accounting guidance for credit losses on January 1, 2020, realized capital losses previously reported as OTTI are now presented as credit losses which are net of any recoveries. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies. In addition, see Credit Losses on Fixed Maturities, AFS within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]Represents the change in ACL recorded during the period following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies. In addition, see ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4] Primarily includes loss of $51 from the sale of the Continental Europe Operations for the three and nine months ended September 30, 2020. Also includes gains (losses) from transactional foreign currency revaluation of ($4) and $6 for the three and nine months ended September 30, 2020, respectively. Additionally, for the same periods, includes gains (losses) on non-qualifying derivatives of $(2) and $97, respectively. For the three and nine months ended September 30, 2019, includes gains (losses) on non-qualifying derivatives of $(5) and $3, respectively.
Proceeds from the sales of fixed maturities, AFS totaled $4.5 billion and $11.7 billion for the three and nine months ended September 30, 2020, respectively, and $2.6 billion and $11.5 billion for the three and nine months ended September 30, 2019, respectively.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of September 30, 2020 and December 31, 2019, the Company reported accrued interest receivable related to fixed maturities, AFS of $331 and $334, respectively, and accrued interest receivable related to mortgage loans of $14 and $14, respectively. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the amortized cost or fair value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of realized capital gains and losses.
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
For non-structured securities, assumptions include, but are not limited to, economic and industry-specific trends and fundamentals, instrument-specific developments including changes in credit ratings, industry earnings multiples and the issuer’s ability to restructure, access capital markets, and execute asset sales.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(Before tax)	Corporate	Municipal	Total	Corporate	Municipal	Total
Balance as of beginning of period	$32	$—	$32	$—	$—	$—
Credit losses on fixed maturities where credit losses were not previously recorded	—	3	3	35	3	38
Reduction due to sales	(1)	—	(1)	(3)	—	(3)
Net increase (decrease) in allowance on fixed maturities that had an allowance in a previous period	(2)	—	(2)	(3)	—	(3)
Balance as of end of period	$29	$3	$32	$29	$3	$32

Cumulative Credit Impairments on Fixed Maturities, AFS
	Three Months Ended September 30,	Nine Months Ended September 30,
(Before tax)	2019	2019
Balance as of beginning of period	$(18)	$(19)
Additions for credit impairments recognized on [1]:
Fixed maturities not previously impaired	(1)	(3)
Reductions for credit impairments previously recognized on:
Fixed maturities that matured or were sold during the period	—	3
Balance as of end of period	$(19)	$(19)
[1]These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	September 30, 2020					December 31, 2019
	Amortized Cost	ACL [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [2]
ABS	$1,449	$—	$41	$—	$1,490	$1,461	$18	$(3)	$1,476	$—
CLOs	2,465	—	4	(20)	2,449	2,186	5	(8)	2,183	—
CMBS	4,200	—	275	(31)	4,444	4,210	141	(13)	4,338	(4)
Corporate	17,930	(29)	1,597	(82)	19,416	16,435	986	(25)	17,396	—
Foreign govt./govt. agencies	901	—	83	—	984	1,057	66	—	1,123	—
Municipal	8,491	(3)	829	(7)	9,310	8,763	737	(2)	9,498	—
RMBS	4,394	—	156	(2)	4,548	4,775	97	(3)	4,869	—
U.S. Treasuries	1,243	—	160	—	1,403	1,191	75	(1)	1,265	—
Total fixed maturities, AFS	$41,073	$(32)	$3,145	$(142)	$44,044	$40,078	$2,125	$(55)	$42,148	$(4)
[1] Represents the ACL recorded following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
[2]Represents the amount of cumulative non-credit impairment losses recognized in OCI on fixed maturities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2019.

Fixed Maturities, AFS, by Contractual Maturity Year
	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,593	$1,614	$1,082	$1,090
Over one year through five years	6,872	7,229	7,200	7,401
Over five years through ten years	8,166	8,769	7,395	7,803
Over ten years	11,934	13,501	11,769	12,988
Subtotal	28,565	31,113	27,446	29,282
Mortgage-backed and asset-backed securities	12,508	12,931	12,632	12,866
Total fixed maturities, AFS	$41,073	$44,044	$40,078	$42,148
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of September 30, 2020 or December 31, 2019 other than U.S. government securities and certain U.S. government agencies.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$44	$—	$—	$—	$44	$—
CLOs	1,193	(10)	741	(10)	1,934	(20)
CMBS	533	(27)	16	(4)	549	(31)
Corporate	1,609	(56)	202	(26)	1,811	(82)
Foreign govt./govt. agencies	79	—	—	—	79	—
Municipal	478	(7)	—	—	478	(7)
RMBS	514	(2)	29	—	543	(2)
U.S. Treasuries	28	—	—	—	28	—
Total fixed maturities, AFS in an unrealized loss position	$4,478	$(102)	$988	$(40)	$5,466	$(142)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$398	$(3)	$9	$—	$407	$(3)
CLOs	679	(2)	923	(6)	1,602	(8)
CMBS	538	(7)	20	(6)	558	(13)
Corporate	789	(9)	328	(16)	1,117	(25)
Foreign govt./govt. agencies	101	—	29	—	130	—
Municipal	222	(2)	—	—	222	(2)
RMBS	614	(3)	68	—	682	(3)
U.S. Treasuries	88	—	34	(1)	122	(1)
Total fixed maturities, AFS in an unrealized loss position	$3,429	$(26)	$1,411	$(29)	$4,840	$(55)
As of September 30, 2020, fixed maturities, AFS in an unrealized loss position consisted of 898 instruments, primarily in the corporate sectors, most notably energy issuers, as well as issuers in the financial services sector and issuers within the travel, leisure, and gaming industry, and CMBS and CLO securities, which were depressed largely due to widening of credit spreads since the purchase date. As of September 30, 2020, 96% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the nine months ended September 30, 2020 was primarily attributable to wider credit spreads, partially offset by lower interest rates.
Most of the fixed maturities depressed for twelve months or more relate to corporates and CLOs. Corporate fixed maturities and CLO securities were primarily depressed because current market spreads are wider than at the respective purchase dates. Certain other corporate fixed maturities were depressed because of their variable-rate coupons and long-dated maturities, and current credit spreads are wider than at their purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit impairments on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows. Given the uncertainty about the ultimate impact of the COVID-19 pandemic on issuers of these securities, actual cash flows could ultimately deviate significantly from our expectations resulting in realized losses in future periods.
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
In response to significant economic stress experienced as a result of the COVID-19 pandemic, during the first nine months of 2020, the Company increased the weight of both a moderate and severe recession in our estimate of the ACL. As of September 30, 2020, the economic scenarios improved modestly as compared to June 30, 2020, reflecting improvements in GDP growth, unemployment and other economic factors compared with the prior economic scenarios.
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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of
September 30, 2020, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of September 30, 2020 or December 31, 2019. For the three and nine months ended September 30, 2020 and 2019, respectively, the Company did not have any modifications that were accounted for as troubled debt restructurings.

ACL on Mortgage Loans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ACL as of beginning of period	$43	$—	$—	$1
Cumulative effect of accounting changes [1]			19
Adjusted beginning ACL	43	—	19	1
Current period provision (release)	(5)	—	19	(1)
ACL as of September 30,	$38	$—	$38	$—
[1] Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
The decrease in the allowance for the three months ended September 30, 2020, is the result of improved property valuations in certain industry sectors that have been less impacted by the COVID-19 pandemic and modestly improved economic forecasts as compared to the prior quarter. The increase in the allowance for the nine months ended September 30, 2020, is the result of the COVID-19 pandemic and its impacts on the economic forecasts, as discussed above, as well as lower estimated property values and operating income as compared to the prior year.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 55% as of September 30, 2020, while the weighted-average LTV ratio at origination of these loans was 60%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of September 30, 2020
	2020		2019		2018		2017		2016		2015 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$8	2.59x	$248	1.81x	$248	1.96x	$80	1.73x	$61	1.99x	$165	1.73x	$810	1.85x
Less than 65%	539	2.49x	672	2.70x	449	1.99x	426	1.89x	226	3.01x	1,377	3.07x	3,689	2.65x
Total mortgage loans	$547	2.49x	$920	2.46x	$697	1.98x	$506	1.86x	$287	2.79x	$1,542	2.93x	$4,499	2.50x
[1] Amortized cost of mortgage loans excludes ACL of $38.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans LTV & DSCR
	December 31, 2019
Loan-to-value	Amortized Cost	Avg. DSCR
65% - 80%	$376	1.53x
Less than 65%	3,839	2.56x
Total mortgage loans	$4,215	2.46x

Mortgage Loans by Region
	September 30, 2020		December 31, 2019
	Amortized Cost [1]	Percent of Total	Amortized Cost	Percent of Total
East North Central	$284	6.3%	$270	6.4%
Middle Atlantic	292	6.5%	319	7.5%
Mountain	201	4.5%	109	2.6%
New England	397	8.8%	344	8.2%
Pacific	989	22.0%	906	21.5%
South Atlantic	989	22.0%	944	22.4%
West North Central	44	1.0%	46	1.1%
West South Central	473	10.5%	439	10.4%
Other [2]	830	18.4%	838	19.9%
Total mortgage loans	$4,499	100.0%	$4,215	100.0%
[1] Amortized cost of mortgage loans excludes ACL of $38.
[2]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2020		December 31, 2019
	Amortized Cost [1]	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$1,284	28.5%	$1,167	27.7%
Multifamily	1,493	33.2%	1,313	31.2%
Office	755	16.8%	723	17.2%
Retail	793	17.6%	735	17.4%
Single Family	134	3.0%	137	3.2%
Other	40	0.9%	140	3.3%
Total mortgage loans	$4,499	100.0%	$4,215	100.0%
[1] Amortized cost of mortgage loans excludes ACL of $38.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of September 30, 2020 and December 31, 2019, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of September 30, 2020, under this program, the Company serviced mortgage loans with a total outstanding principal of $6.7 billion, of which $3.6 billion was serviced on behalf of third parties and $3.1 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2019, the Company serviced mortgage loans with a total outstanding principal balance of $6.4 billion, of which $3.5 billion was serviced on behalf of third parties and $2.9 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of September 30, 2020 and December 31, 2019, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
Purchased Financial Assets with Credit Deterioration
Purchased financial assets with credit deterioration ("PCD") are purchased financial assets with a “more-than-insignificant” amount of credit deterioration since origination. PCD assets are assessed only at initial acquisition date and for any investments identified, the Company records an allowance at acquisition with a corresponding increase to the amortized cost basis. As of September 30, 2020, the Company held no PCD fixed maturities, AFS or mortgage loans.
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
Consolidated VIEs
As of September 30, 2020 and December 31, 2019, the Company did not hold any securities for which it is the primary beneficiary.
Non-consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2020 and December 31, 2019 was limited to the total carrying value of $1.2 billion and $1.1 billion, respectively, which are included in limited

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the Company has outstanding commitments totaling $730 and $851, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2019 Form 10-K Annual Report.
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
Securities Lending, Repurchase Agreements, Other Collateral Transactions and Restricted Investments
The Company enters into securities financing transactions as a way to earn additional income or manage liquidity, primarily through securities lending and repurchase agreements.

Securities Lending and Repurchase Agreements
	September 30, 2020	December 31, 2019
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$74	$606
Gross amount of associated liability for collateral received [1]	$76	$621

Repurchase agreements:
Gross amount of recognized receivables for reverse repurchase agreements	$14	$15
[1]Cash collateral received is reinvested in fixed maturities, AFS and short-term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $0 and $34 which are excluded from the Company's Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.
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
Other Collateral Transactions
As of September 30, 2020 and December 31, 2019, the Company pledged collateral of $34 and $37, respectively, of U.S. government securities and municipal securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 7 - Derivatives of Notes to Condensed Consolidated Financial Statements.
Other Restricted Investments
The Company is required by law to deposit securities with
government agencies in certain states in which it conducts business. As of September 30, 2020 and December 31, 2019, the fair value of securities on deposit was $2.6 billion and $2.3 billion, respectively.
In addition, as of September 30, 2020, the Company held fixed maturities and short-term investments of $639 and $10, respectively, in trust for the benefit of syndicate policyholders, held fixed maturities of $63 in a Lloyd's of London ("Lloyd's") trust account to provide a portion of the required capital, and maintained other investments of $53 primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries. As of December 31, 2019, the Company held fixed maturities and short-term investments of $447 and $189, respectively, in trust and other investments of $38 primarily consisting of overseas deposits in various countries with Lloyd's. Lloyd's is an insurance market-place operating worldwide. Lloyd's does not underwrite risks. The Company accepts risks as the sole member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate").
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of September 30, 2020 and December 31, 2019, the notional amount of interest rate swaps in offsetting relationships was $7.6 billion.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. The Company may at times enter into foreign currency forwards to hedge non-U.S. dollar denominated cash.
Equity Index Options
From time to time, the Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. The Company also enters into covered call options on equity securities to generate additional return.
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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep. 30, 2020	Dec. 31, 2019	Sep. 30, 2020	Dec. 31, 2019	Sep. 30, 2020	Dec. 31, 2019	Sep. 30, 2020	Dec. 31, 2019
Cash flow hedges
Interest rate swaps	$2,340	$2,040	$1	$—	$1	$1	$—	$(1)
Foreign currency swaps	269	270	6	(1)	9	3	(3)	(4)
Total cash flow hedges	2,609	2,310	7	(1)	10	4	(3)	(5)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,334	9,338	(79)	(59)	5	3	(84)	(62)
Foreign exchange contracts
Foreign currency swaps and forwards	251	464	—	(1)	—	—	—	(1)
Credit contracts
Credit derivatives that purchase credit protection	5	124	—	(3)	—	—	—	(3)
Credit derivatives that assume credit risk [1]	600	500	12	13	12	13	—	—
Credit derivatives in offsetting positions	222	29	—	—	5	5	(5)	(5)
Equity contracts
Equity index swaps and options	4	941	—	(15)	—	15	—	(30)
Total non-qualifying strategies	9,416	11,396	(67)	(65)	22	36	(89)	(101)
Total cash flow hedges and non-qualifying strategies	$12,025	$13,706	$(60)	$(66)	$32	$40	$(92)	$(106)
Balance Sheet Location
Fixed maturities, available-for-sale	$251	$244	$—	$—	$—	$—	$—	$—
Other investments	1,381	1,277	12	12	12	13	—	(1)
Other liabilities	10,393	12,185	(72)	(78)	20	27	(92)	(105)
Total derivatives	$12,025	$13,706	$(60)	$(66)	$32	$40	$(92)	$(106)
[1]The derivative instruments related to this strategy are held for other investment purposes.

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

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of September 30, 2020
Other investments	$32	$9	$12	$11	$1	$22
Other liabilities	$(92)	$(4)	$(72)	$(16)	$(81)	$(7)
As of December 31, 2019
Other investments	$40	$37	$12	$(9)	$1	$2
Other liabilities	$(106)	$(23)	$(78)	$(5)	$(73)	$(10)
[1]Included in other investments in the Company's Condensed Consolidated Balance Sheets.
[2]Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.
[3]Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.
[4]Excludes collateral associated with exchange-traded derivative instruments.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate swaps	$—	$—	$36	$20
Foreign currency swaps	(12)	10	12	14
Total	$(12)	$10	$48	$34

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,						Nine Months Ended September 30,
	2020			2019			2020			2019
	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$—	$9	$(2)	$—	$1	$—	$—	$19	$(4)	$2	$1	$1
Foreign currency swaps	1	1	—	—	1	—	1	3	—	—	2	—
Total	$1	$10	$(2)	$—	$2	$—	$1	$22	$(4)	$2	$3	$1

Total amounts presented on the Condensed Consolidated Statement of Operations	$6	$492	$58	$89	$490	$67	$(116)	$1,290	$179	$332	$1,448	$194
As of September 30, 2020, the Company had $35 of before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and nine months ended September 30, 2020 and 2019, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign exchange contracts
Foreign currency swaps and forwards	$—	$2	$3	$2
Interest rate contracts
Interest rate swaps, swaptions, and futures	—	(5)	21	(20)
Credit contracts
Credit derivatives that purchase credit protection	(1)	(1)	3	(1)
Credit derivatives that assume credit risk	(1)	—	(5)	27
Equity contracts
Equity index swaps and options	—	(1)	75	(5)
Total [1]	$(2)	$(5)	$97	$3
[1]Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of September 30, 2020
Single name credit default swaps
Investment grade risk exposure	$100	$2	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	500	10	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	100	—	8 years	CMBS Credit	AAA	100	—
Below investment grade risk exposure	11	(4)	Less than 1 year	CMBS Credit	CCC	11	4
Total [5]	$711	$8				$111	$4
As of December 31, 2019
Single name credit default swaps
Investment grade risk exposure	$100	$3	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	400	10	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	1	—	Less than 1 year	CMBS Credit	A	1	—
Below investment grade risk exposure	14	(5)	Less than 1 year	CMBS Credit	CCC-	14	5
Total [5]	$515	$8				$15	$5
[1]The average credit ratings are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.
[2]Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements and applicable law, which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.
[3]The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.
[4]Comprised of swaps of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.
[5]Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements..
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2020, the Company has not pledged cash collateral. As of December 31, 2019, the Company pledged cash collateral with a fair value of less than $1 associated with derivative instruments. The collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of September 30, 2020 and December 31, 2019, the Company also pledged securities collateral associated with derivative instruments with a fair value of $88 and $78, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of September 30, 2020 and December 31, 2019, the Company has pledged initial margin of securities related to
OTC-cleared and exchange traded derivatives with a fair value of $80 and $88, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of September 30, 2020 and December 31, 2019, the Company accepted cash collateral associated with derivative instruments of $23 and $16, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of September 30, 2020 and December 31, 2019, with a fair value of $1 as of both dates, which the Company has the right to sell or repledge. As of September 30, 2020 and December 31, 2019, the Company had no repledged securities and no securities held as collateral have been sold. Non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances
As of September 30, 2020
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums	$4,027
Receivables for loss within a deductible and retrospectively-rated policy premiums, by credit quality:
AAA	—
AA	139
A	52
BBB	226
BB	103
Below BB	77
Total receivables for losses within a deductible and retrospectively-rated policy premiums	597

Total Premiums Receivable and Agents' Balances, Gross	4,624
ACL	(174)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,450
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
For these balances, the ACL is estimated based on an aging of receivables and recent historical credit loss and collection experience, adjusted for current economic conditions and reasonable and supportable forecasts, when appropriate. In response to significant economic stress experienced as a result of the COVID-19 pandemic, during the nine months ended September 30, 2020, the Company increased the expected loss factors used to estimate the ACL based on collections experience during past moderate and severe recessions as well as experience during periods when we provided policyholders additional time to make premiums payments. During the three months ended September 30, 2020, the ACL on premiums receivable decreased as the provision required on premiums written in the quarter was more than offset by write-offs and a reduction in the provision reflecting improved collection experience relative to prior assumptions in certain lines of business.
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
The ACL for receivables for loss within a deductible and retrospectively-rated policy premiums is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default and the amount of loss given a default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other credit enhancement, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The loss given default factors are based on a study of historical recovery rates for general creditors through multiple economic cycles. The Company's evaluation of the required ACL for receivables for loss within a deductible and retrospectively-rated policy premiums considers the current economic environment as well as the probability-weighted macroeconomic scenarios similar to the approach used for estimating the ACL for mortgage loans. See Note 6 - Investments. In response to significant economic stress experienced as a result of the COVID-19 pandemic during the first nine months of 2020, the Company increased the weight of both a moderate and severe recession scenario in our estimate of the ACL for loss within a deductible and retrospectively-rated policy premiums. During the three months ended September 30, 2020, the economic scenarios improved modestly as compared to June 30, 2020, reflecting improvements in GDP growth, unemployment and other economic factors compared with the prior economic scenarios.
The ultimate impact to the Company’s financial statements from the COVID-19 pandemic could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rollforward of ACL on Premiums Receivable and Agents' Balances
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total
Beginning ACL	$139	$44	$183	$85	$60	$145
Cumulative effect of accounting change [1]	—	—	—	(2)	(21)	(23)
Adjusted beginning ACL	139	44	183	83	39	122
Current period provision (release)	2	—	2	78	5	83
Current period gross write-offs	(12)	—	(12)	(35)	—	(35)
Current period gross recoveries	1	—	1	4	—	4
Ending ACL	$130	$44	$174	$130	$44	$174
[1]Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. The adjusted beginning ACL was based on the Company's historical loss information adjusted for current conditions and the forecasted economic environment at the time the guidance was adopted. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reinsurance Recoverables by Credit Quality Indicator as of September 30, 2020
	Property and Casualty	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$1,301	$—	$—	$1,301
A+	1,754	234	309	2,297
A	571	—	—	571
A-	31	9	—	40
B++	673	—	3	676
Below B++	23	1	—	24
Total Rated by A.M. Best	4,353	244	312	4,909
Mandatory (Assigned) and Voluntary Risk Pools	263	—	—	263
Captives	319	—	—	319
Other not rated companies	279	7	—	286
Gross Reinsurance Recoverables	5,214	251	312	5,777
Allowance for uncollectible reinsurance	(106)	(1)	(2)	(109)
Net Reinsurance Recoverables	$5,108	$250	$310	$5,668
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
The Company's evaluation of the required ACL for reinsurance recoverables considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 6 - Investments. Insurance companies, including reinsurers, are regulated and hold risk-based capital to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance recoverables. As a result, there is limited history of losses from insurer defaults. In response to significant economic stress experienced as a result of the COVID-19 pandemic, during the first nine months of 2020, the Company increased the weight of both a moderate and severe recession in our estimate of the ACL. While GDP growth, unemployment and other economic factors improved modestly in the third quarter of 2020 compared with prior economic scenarios, this improvement did not have a

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
significant impact on our expected credit losses on reinsurance recoverables. The Company expects the impact of the COVID-19 pandemic to reinsurers to be somewhat mitigated by their regulated capital and liquidity positions. The ultimate impact to the Company's financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective. The following table presents the activity within the Company's ACL for reinsurance recoverables.

Allowance for Uncollectible Reinsurance
	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$108	$1	$2	$111	$114	$—	$—	$114
Beginning allowance for disputed amounts	57	—	—	57	66	—	—	66
Beginning ACL	51	1	2	54	48	—	—	48
Cumulative effect of accounting change [1]	—	—	—	—	—	1	1	2
Adjusted beginning ACL	51	1	2	54	48	1	1	50
Current period provision (release)	1	—	—	1	3	—	1	4
Current period gross recoveries	—	—	—	—	1	—	—	1
Ending ACL	52	1	2	55	52	1	2	55
Ending allowance for disputed amounts	54	—	—	54	54	—	—	54
Ending allowance for uncollectible reinsurance	$106	$1	$2	$109	$106	$1	$2	$109
[1] Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
The Company records credit loss expenses related to reinsurance recoverables in benefits losses and loss adjustment expenses. Write-offs of reinsurance recoverables and any related ACL are recorded in the period in which the balance is deemed uncollectible. Expected recoveries are included in the estimate of the ACL. There were no write-offs for the three and nine months ended September 30, 2020, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2020	2019
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$28,261	$24,584
Reinsurance and other recoverables	5,275	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,986	20,352
Navigators Group acquisition	—	2,001
Provision for unpaid losses and loss adjustment expenses
Current accident year	5,992	5,448
Prior accident year development [1]	(320)	(23)
Total provision for unpaid losses and loss adjustment expenses	5,672	5,425
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(97)	—
Payments
Current accident year	(1,447)	(1,549)
Prior accident years	(3,338)	(3,403)
Total payments	(4,785)	(4,952)
Net reserves transferred to liabilities held for sale	(43)	—
Foreign currency adjustment	(3)	(12)
Ending liabilities for unpaid losses and loss adjustment expenses, net	23,730	22,814
Reinsurance and other recoverables	5,421	5,083
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$29,151	$27,897
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unfavorable (Favorable) Prior Accident Year Development

	For the nine months ended September 30,
	2020	2019
Workers’ compensation	$(72)	$(90)
Workers’ compensation discount accretion	27	25
General liability	112	62
Marine	1	8
Package business	(24)	(32)
Commercial property	(6)	(16)
Professional liability	(16)	32
Bond	(10)	(2)
Assumed reinsurance	(7)	3
Automobile liability - Commercial Lines	27	27
Automobile liability - Personal Lines	(53)	(28)
Homeowners	3	—
Catastrophes	(413)	(27)
Uncollectible reinsurance	(8)	—
Other reserve re-estimates, net	22	15
Prior accident year development before change in deferred gain	(417)	(23)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	97	—
Total prior accident year development	$(320)	$(23)
[1] The change in deferred gain for the nine months ended September 30, 2020 primarily included increased reserves for marine, professional liability, general liability, assumed reinsurance and prior accident year catastrophes.
Re-estimates of prior accident year reserves for the nine months ended September 30, 2020
Workers’ compensation reserves were reduced on national account business within middle & large commercial, driven by lower than previously estimated claim severity for the 2014 and prior accident years and were reduced in small commercial due to lower than expected claim severity for the 2013 to 2018 accident years.
General liability reserves were increased in part due to guaranteed cost construction business for accident years 2014 to 2019 as incurred losses are developing higher than previously expected for premises and operations claims and product liability claims, partly due to a change in industry mix and a heavier concentration of losses in California than initially assumed, as well as increased reserves for middle market and complex liability claims for accident year 2018 largely due to higher than expected severity. Also contributing were increases in reserves on primary layer construction account business within global specialty, mainly related to accident years 2015-2017, which is included as a component of the change in deferred gain under retroactive reinsurance in the above table.
In addition, the Company recorded an increase in reserves for sexual molestation and abuse claims related to cases brought against religious and other institutions that were insureds of the
Company which was partly offset by reserve decreases for other mass torts and extra contractual liability claims.
The Company increased reserves for sexual molestation claims by $129 considering the impact of recent bankruptcy filings and an expected increase in claim incidence largely driven by legislation passed in a number of states that provides an opportunity for claimants to file claims for a period of time despite the fact that the original statute of limitations had expired.
Marine reserves were increased principally due to an increase in domestic marine liability, mostly in accident years 2017 and 2018 due to a higher number of large losses. The increase in marine reserves is included as a component of the change in deferred gain under retroactive reinsurance in the above table.
Package business reserves decreased for accident years 2014 to 2017 largely due to lower estimates of allocated loss adjustment expenses.
Commercial property reserves were decreased for accident year 2019 due to favorable developments on marine and middle market property claims.
Professional liability reserves were decreased primarily due to lower estimated severity on non-security class action D&O claims and fewer than expected E&O claims with financial institutions for the 2011 to 2018 accident years, partially offset by an increase in D&O reserves for the 2019 accident year driven by higher frequency of class action lawsuits and an increase in large Syndicate D&O losses for the 2016 and 2017 accident years. These Syndicate reserve increases within Global Specialty are included as a component of the change in deferred gain under retroactive reinsurance in the above table.
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
Catastrophes reserves were reduced, primarily due to a reduction in estimated reserves for 2017 and 2018 California wildfires and a reduction in estimated catastrophes for wind and hail events in the 2018 and 2019 accident years, partially offset by an increase in reserves for 2019 typhoons Hagibis and Faxai in Asia. The reduction in reserves for the 2017 and 2018 wildfires was largely due to recognizing a $289 subrogation benefit in the second quarter of 2020 from PG&E Corporation and Pacific Gas and Electric Company (together, “PG&E”).
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit.  Cumulative ceded losses up to the $650 reinsurance premium paid are recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid would result in a deferred gain. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims after December 31, 2016 in excess of $650 may result in significant charges against earnings. As of September 30, 2020, the Company has incurred $640 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $860 of available limit remaining under the A&E ADC.
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
As of September 30, 2020, the Company has recorded a reinsurance recoverable under the Navigators ADC of $204, as estimated cumulative loss development on the 2018 and prior accident year reserves of $304 exceed the $100 deductible. While the reinsurance recoverable is $204, the Company has also

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
recorded a $113 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. As the Company has ceded $204 of the $300 available limit, there is $96 of remaining limit available as of September 30, 2020.
Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2020	2019
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,256	$8,445
Reinsurance recoverables [1]	246	239
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,010	8,206
Provision for unpaid losses and loss adjustment expenses
Current incurral year	3,339	3,351
Prior year's discount accretion	160	169
Prior incurral year development [2]	(362)	(321)
Total provision for unpaid losses and loss adjustment expenses [3]	3,137	3,199
Payments
Current incurral year	(1,553)	(1,603)
Prior incurral years	(1,681)	(1,743)
Total payments	(3,234)	(3,346)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,913	8,059
Reinsurance recoverables	242	231
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,155	$8,290
[1]Reflects a cumulative effect adjustment of $(1) representing an adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. See Note 1 - Basis of Presentation and Significant Accounting Policies for further information.
[2]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[3]Includes unallocated loss adjustment expenses of $133 and $130 for the nine months ended September 30, 2020 and 2019, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2020
Group disability- Prior period reserve estimates decreased by approximately $293 largely driven by group long-term disability lower claim incidence and higher recoveries on prior incurral year claims, and a refund on the New York Paid Family Leave program.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $50 largely driven by lower-than-previously expected claim incidence in group life premium waiver.
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $19 driven by lower-than-expected emergence of prior year claims, especially for voluntary critical Illness and voluntary accident products.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
Liability balance, as of January 1, 2020	$635
Incurred	74
Paid	(67)
Change in unrealized investment gains and losses	8
Liability balance, as of September 30, 2020	$650
Reinsurance recoverable asset, as of January 1, 2020	$31
Incurred	(2)
Paid	—
Reinsurance recoverable asset, as of September 30, 2020	$29

Liability balance, as of January 1, 2019	$642
Incurred	63
Paid	(77)
Change in unrealized investment gains and losses	17
Liability balance, as of September 30, 2019	$645
Reinsurance recoverable asset, as of January 1, 2019	$27
Incurred	2
Paid	—
Reinsurance recoverable asset, as of September 30, 2019	$29
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
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford has two letter of credit facility agreements: the Club Facility and the Bilateral Facility, which are used to provide a portion of the capital requirements at Lloyd's. As of September 30, 2020, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility and £18 million was outstanding under the Bilateral Facility. As of September 30, 2020, the Bilateral Facility has unused capacity of $2 for issuance of additional letters of credit. Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding tangible net worth and Funds at Lloyd's ("FAL"). As of September 30, 2020, Navigators Group was in compliance with all financial covenants.
13. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tax provision at U.S. federal statutory rate	$111	$138	$308	$396
Tax-exempt interest	(12)	(14)	(36)	(43)
Dividends received deduction ("DRD")	(4)	(3)	(5)	(5)
Executive compensation	1	—	6	5
Increase in deferred tax valuation allowance	6	—	19	—
Stock-based compensation	—	(3)	(1)	(7)
Sale of business	(8)	—	(8)	—
Tax credits	(4)	—	(4)	—
Carryback benefit	(11)	—	(11)	—
Other	(6)	—	—	1
Provision for income taxes	$73	$118	$268	$347
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$14	$14	$14	$14
Gross increases - tax positions in prior period	—	—	—	—
Gross decreases - tax positions in prior period	—	—	—	—
Gross increases - tax positions in current period	1	—	1	—
Balance, end of period	$15	$14	$15	$14
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
The legislation resulted in a benefit of $6 related to the ability to carryback non-insurance losses to recover taxes paid in prior years as described below. The changes to AMT recovery periods do not impact the Company due to the fact that the Company was already expecting to receive a refund or reduction of regular tax payable for all the remaining AMT credits in 2020.
For the period ending September 30, 2020 the Company recorded a tax benefit of $11 related to the expected carryback of losses from the Navigators Group 2019 pre-acquisition tax return to recover taxes paid in prior years at the previous statutory tax rate of 35%, of which $6 was due to the non-insurance carryback provision of the CARES Act.
For the three and nine months ended September 30, 2020, the Company recorded a tax benefit of $8 related to the excess tax over GAAP basis on the sale of the Continental Europe Operations. For discussion of this transaction, refer to Note 2 - Business Acquisition and Disposition.
In July of 2020, the Company received a $206 refund of AMT credits including $1 of interest, with the remaining balance of AMT credits to be utilized against 2020 federal estimated tax payments.
For the period ending September 30, 2020, the Company has utilized all US net operating loss carryforwards as a reduction of
2020 current tax liability. The Company has foreign net operating losses of $11 for which a valuation allowance of $11 has been established. While the foreign NOLs do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
COVID-19 Pandemic Business Income Insurance Coverage Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively the "Hartford Writing Companies”), and in some instances the Company itself, have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford Writing Companies for alleged losses resulting from the shutdown or suspension of their businesses due to the spread of COVID-19. More than 200 such lawsuits have been filed, of which more than 50 purport to be filed on behalf of broad nationwide or statewide classes of policyholders. These lawsuits have been filed in state and federal courts in roughly 27 states. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorney’s fees. Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages. The Joint Panel on Multi-District Litigation (“JPMDL”) considered consolidating, for pre-trial purposes, all COVID-19 pandemic business income coverage lawsuits pending in federal court against any commercial insurer, including Hartford Writing Companies, or alternatively, against specific insurers, including Hartford Writing Companies. The Hartford Writing Companies opposed consolidation on an industry and individual basis. In October 2020, the JPMDL declined to consolidate the cases involving the Company or Hartford Writing Companies.
The Company and its subsidiaries deny the allegations and intend to defend vigorously. The Hartford Writing Companies maintain that they have no coverage obligations with respect to these suits for business income allegedly lost by the plaintiffs due to the COVID-19 pandemic based on the clear terms of the applicable insurance policies. Although the policy terms vary depending, among other things, upon the size, nature, and location of the policyholder’s business, in general, the claims at issue in these lawsuits were denied because the claimant identified no direct physical damage or loss to property at the insured premises, and the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any direct physical loss or damage in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. In addition, the vast majority of the policies at issue expressly exclude from coverage any loss caused directly or indirectly by the presence, growth, proliferation, spread or activity of a virus, subject to a narrow set of exceptions not applicable in connection with this pandemic, and contain a pollution and contamination exclusion that, among other things, expressly excludes from coverage any loss caused by material that threatens human health or welfare.
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are in the earliest stages of litigation, many were stayed pending a decision on the contemplated multi-district litigation, many complaints are in the process of being amended, and some have been dismissed voluntarily and may be refiled. Accordingly, little discovery has occurred and few substantive legal rulings have been made. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results.
Run-off Asbestos and Environmental Claims
The Company continues to receive A&E claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.
The vast majority of the Company's exposure to A&E relates to Run-off A&E, reported within the P&C Other Operations segment. In addition, since 1986, the Company has written asbestos and environmental exposures under commercial liability policies and pollution liability under homeowners policies, which are reported in the Commercial Lines and Personal Lines segments.
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
For its Run-off A&E, as of September 30, 2020, the Company reported $749 of net asbestos reserves and $101 of net environmental reserves. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of September 30, 2020, the Company has incurred $640 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $860 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. For more information on the A&E ADC, refer to Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2019 Form 10-K Annual Report.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and, in certain instances, enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2020 was $86 for which the legal entities have posted collateral of $88 in the normal course of business. Based on derivative market values as of September 30, 2020, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. A downgrade of two levels would require an additional $5 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
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
The Company's evaluation of the required LCL for the Talcott Guarantees considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 6 - Investments for additional information. In response to significant economic stress experienced as a result of the COVID-19 pandemic, during the first nine months of 2020 the Company increased the weight of both a moderate and severe recession scenario in our estimate of the LCL. As of September 30, 2020, the economic scenarios improved modestly as compared to June 30, 2020, reflecting improvements in GDP growth, unemployment and other economic factors compared with the prior economic scenarios. The ultimate impact to the Company’s financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective. The Company has never experienced a loss on financial guarantees of this nature and we believe the risk of loss is remote. For the three and nine months ended September 30, 2020, the Company recorded net credit loss expense (reversal) within insurance operating costs and other expenses of $(1) and $2, respectively, related to the Talcott Guarantees. The decrease for the three months ended September 30, 2020, was primarily due to a reduction in the estimated amount payable under the guaranteed contracts due to equity market recovery as well as due to the run-off of the business. The increase for the nine months ended September 30, 2020 was primarily as a result of the COVID-19 pandemic and the impacts on the economic forecasts, as discussed above.
15. EQUITY
Equity Repurchase Program
In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. During the nine months ended September 30, 2020, the Company repurchased
2.7 million common shares for $150. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
16. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2020
	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,055	$(2)	$48	$27	$(1,649)	$479
OCI before reclassifications	388	—	(10)	6	—	384
Amounts reclassified from AOCI	(12)	—	(7)	—	12	(7)
OCI, net of tax	376	—	(17)	6	12	377
Ending balance	$2,431	$(2)	$31	$33	$(1,637)	$856

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2020
	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,684	$(3)	$9	$34	$(1,672)	$52
OCI before reclassifications	842	1	37	(1)	(1)	878
Amounts reclassified from AOCI	(95)	—	(15)	—	36	(74)
OCI, net of tax	747	1	22	(1)	35	804
Ending balance	$2,431	$(2)	$31	$33	$(1,637)	$856

Reclassifications from AOCI
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$15	$120	Net realized capital gains (losses)
	15	120	Total before tax
	3	25	Income tax expense
	$12	$95	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$9	19	Net investment income
Interest rate swaps	(2)	(4)	Interest expense
Foreign currency swaps	1	3	Net investment income
Foreign currency swaps	$1	$1	Net realized capital gains (losses)
	9	19	Total before tax
	2	4	Income tax expense
	$7	$15	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	(50)	Insurance operating costs and other expenses
	(15)	(45)	Total before tax
	(3)	(9)	Income tax expense
	$(12)	$(36)	Net income
Total amounts reclassified from AOCI	$7	$74	Net income

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2019
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,367	$(3)	$11	$34	$(1,607)	$(198)
OCI before reclassifications	458	—	8	(4)	1	463
Amounts reclassified from AOCI	(57)	—	(2)	—	8	(51)
OCI, net of tax	401	—	6	(4)	9	412
Ending balance	$1,768	$(3)	$17	$30	$(1,598)	$214

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2019
	Changes in
	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$24	$(4)	$(5)	$30	$(1,624)	$(1,579)
OCI before reclassifications	1,857	1	27	—	1	1,886
Amounts reclassified from AOCI	(113)	—	(5)	—	25	(93)
OCI, net of tax	1,744	1	22	—	26	1,793
Ending balance	$1,768	$(3)	$17	$30	$(1,598)	$214

Reclassifications from AOCI
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$72	$143	Net realized capital gains (losses)
	72	143	Total before tax
	15	30	Income tax expense
	$57	$113	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$2	Net realized capital gains (losses)
Interest rate swaps	1	1	Net investment income
Interest rate swaps	—	1	Interest expense
Foreign currency swaps	1	2	Net investment income
	2	6	Total before tax
	—	1	Income tax expense
	$2	$5	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(12)	(37)	Insurance operating costs and other expenses
	(10)	(32)	Total before tax
	(2)	(7)	Income tax expense
	$(8)	$(25)	Net income
Total amounts reclassified from AOCI	$51	$93	Net income
17. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2019 Annual Report on
Form 10-K. The Company, at its discretion, made a contribution of $70 in September 2020 to the U.S. qualified defined benefit pension plan.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1	$1	$3	$3	$—	$—	$—	$—
Interest cost	31	40	95	119	1	2	4	6
Expected return on plan assets	(53)	(57)	(161)	(170)	—	(1)	(2)	(3)
Amortization of prior service credit	—	—	—	—	(2)	(2)	(5)	(5)
Amortization of actuarial loss	15	11	45	33	2	1	5	4
Net periodic cost (benefit)	$(6)	$(5)	$(18)	$(15)	$1	$—	$2	$2
18. RESTRUCTURING AND OTHER COSTS
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020 the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Hartford Next is intended to reduce annual insurance operating costs and other expenses through reduction of the Company's headcount, investment in information technology ("IT") to further enhance our capabilities, and other activities. The activities are expected to be substantially complete by the end of 2022. These estimated restructuring and other costs do not include all costs associated with a real estate consolidation plan as those plans are not yet sufficiently developed to provide a full estimate of those costs and related savings.
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Condensed Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the September 30, 2020 Condensed Consolidated Balance Sheet. Subsequent to September 30, 2020, the Company expects to incur additional costs including accelerated amortization of IT and right of use assets, other IT costs to retire applications, professional fees and other expenses. Total restructuring and other costs are expected to be approximately $150, before tax, and will be recognized in Corporate for segment reporting.

Restructuring and Other Costs, Before Tax
	Incurred in the Three and Nine Months Ended September 30, 2020 [1]	Total Amount Expected to be Incurred
Severance benefits	$78	$78
IT costs	—	28
Professional fees and other expenses	9	44
Total restructuring and other costs, before tax	$87	$150
[1] Amounts incurred for the nine months ended September 30, 2020 are the cumulative incurred under the restructuring program.

Accrued Restructuring and Other Costs
	Nine Months Ended September 30, 2020
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$—	$—	$—	$—
Incurred	78	—	9	87
Payments	(3)	—	(9)	(12)
Balance, end of period	$75	$—	$—	$75

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
On September 30, 2020, the Company entered into a definitive agreement to sell all of the issued and outstanding equity of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. (“BDM”) and Assurances Contintales Contintale Verzekeringen N.V. (“ASCO”), (collectively referred to as "Continental Europe Operations"). For discussion of this transaction, see Note 2 - Business Acquisition and Disposition of Notes to Condensed Consolidated Financial Statements.
On May 23, 2019, the Company completed the acquisition of Navigators Group, a specialty underwriter. For discussion of this transaction, see Note 2 - Business Acquisition and Disposition of Notes to Condensed Consolidated Financial Statements.
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
Core Earnings- The Hartford uses the non-GAAP measure core earnings as an important measure of the Company’s operating performance. The Hartford believes that core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain items. Therefore, the following items are excluded from core earnings:
•Certain realized capital gains and losses - Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income.
•Restructuring and other costs - Costs incurred as part of a restructuring plan are not a recurring operating expense of the business.
•Loss on extinguishment of debt - Largely consisting of make-whole payments or tender premiums upon paying debt off before maturity, these losses are not a recurring operating expense of the business.
•Gains and losses on reinsurance transactions - Gains or losses on reinsurance, such as those entered into upon sale of a business or to reinsure loss reserves, are not a recurring operating expense of the business.
•Integration and transaction costs in connection with an acquired business - As transaction costs are incurred upon acquisition of a business and integration costs are completed within a short period after an acquisition, they do not represent ongoing costs of the business.
•Change in loss reserves upon acquisition of a business - These changes in loss reserves are excluded from core earnings because such changes could obscure the ability to compare results in periods after the acquisition to results of periods prior to the acquisition.
•Deferred gain resulting from retroactive reinsurance and subsequent changes in the deferred gain - Retroactive reinsurance agreements economically transfer risk to the reinsurers and including the full benefit from retroactive reinsurance in core earnings provides greater insight into the economics of the business.
•Change in valuation allowance on deferred taxes related to non-core components of pre-tax income - These changes in valuation allowances are excluded from core earnings because they relate to non-core components of pre-tax income, such as tax attributes like capital loss carryforwards.
•Results of discontinued operations - These results are excluded from core earnings for businesses sold or held for sale because such results could obscure the ability to compare period over period results for our ongoing businesses.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$459	$535	$1,200	$1,537
Preferred stock dividends	6	11	16	16
Net income available to common stockholders	453	524	1,184	1,521
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized capital losses (gains) excluded from core earnings, before tax	(6)	(88)	119	(327)
Restructuring and other costs, before tax	87	—	87	—
Loss on extinguishment of debt, before tax	—	90	—	90
Loss on reinsurance transaction, before tax	—	—	—	91
Integration and transaction costs associated with acquired business, before tax	14	29	40	70
Change in loss reserves upon acquisition of a business, before tax	—	—	—	97
Change in deferred gain on retroactive reinsurance, before tax	14	—	97	—
Income tax expense	(35)	(7)	(77)	(2)
Core earnings	$527	$548	$1,450	$1,540
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial Lines
Net income	$323	$336	$378	$890
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(1)	(2)	(2)	(3)
Net investment income	(316)	(291)	(797)	(831)
Net realized capital losses (gains)	26	(60)	105	(229)
Other expense	8	20	25	27
Loss on reinsurance transaction	—	—	—	91
Income tax expense	52	79	71	202
Underwriting gain (loss)	$92	$82	$(220)	$147
Personal Lines
Net income	$79	$94	$548	$252
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(5)	(4)	(10)	(11)
Net investment income	(41)	(46)	(110)	(134)
Net realized capital losses (gains)	(3)	(9)	12	(36)
Other expense	2	—	1	1
Income tax expense	20	23	142	60
Underwriting gain	$52	$58	$583	$132
P&C Other Ops
Net income	$2	$18	$12	$52
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(14)	(21)	(40)	(64)
Net realized capital losses (gains)	(2)	(4)	3	(17)
Income tax expense	1	4	2	11
Underwriting loss	$(13)	$(3)	$(23)	$(18)
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
THE HARTFORD’S OPERATIONS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). Talcott Resolution is the holding company of the life and annuity business that was sold in May 2018. In addition, Corporate

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

includes a 9.7% ownership interest in the legal entity that acquired the life and annuity business sold.
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
Earned premiums
The COVID-19 pandemic has caused significant disruption to the economy of the U.S. and other countries in which we operate. Due to government restrictions that have prevented some businesses from offering goods and services to their customers and due to shelter-in-place guidelines that have reduced business activity, many of our customers, especially small businesses, have had to curtail their operations or have found they are unable to meet cash flow needs due to declining business volume, causing some to lay off workers. As one of the largest providers of small business insurance in the U.S., we experienced a 3% year over year decline in our small commercial written premium in the first nine months of 2020 though only a 1% decline in third quarter 2020. In addition to the expected decline in small commercial written and earned premium, other business lines in Commercial Lines have also been negatively affected due to government-

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

mandated restrictions and stay-at-home guidelines reducing business activity and due to consumers having less disposable income or less willingness to spend on the products and services that our commercial lines policyholders sell. Excluding the effect of the Navigators acquisition, Commercial Lines written premium declined $249, or 4%, year over year for the nine months ended September 30, 2020 and we expect written premium declines to continue for the remainder of 2020, driven by lower new business and due to endorsements or other changes to in-force policies that decrease premiums to reflect reduced exposures.
Within Commercial Lines, workers’ compensation written premium declined year over year in the nine month period and is expected to continue to decline over the remainder of 2020, partly due to declining payrolls as a result of the economic effects of COVID-19.
While the impact of the COVID-19 pandemic on Personal Lines written premium has been less than the effect in Commercial Lines, we expect written premium declines to continue for the remainder of 2020 in part due to increased shopping behaviors, and lower new business levels arising out of the competitive marketplace. In addition, The Hartford provided a 15 percent refund on policyholders’ April, May and June personal automobile insurance premiums which reduced Personal Lines written and earned premiums by $81 in the second quarter of 2020. In Group Benefits, we expect fully insured ongoing premium for 2020 to decline modestly year over year due to the economic downturn causing lower sales of new policies, declining payrolls reducing premiums on existing accounts and the potential that some employers may cancel coverage. Because of the economic stress caused by COVID-19, we also expect a higher amount of uncollectible premiums receivable. As a result, to reflect our higher expectation of credit losses, The Hartford increased its allowance for credit losses ("ACL") on premiums receivable by $55 in the nine months ended September 30, 2020.
Fee revenues
Our Hartford Funds segment revenues are based on average daily assets under management. While fee revenues have also been affected by a continued shift to lower fee generating funds, if daily average assets under management were to decrease due to a decline in markets over the balance of the year, we could experience a larger decrease in 2020 full year net income from our Hartford Funds segment relative to 2019 net income.
Net investment income and realized capital gains (losses)
Reflecting the trend year-to-date, we expect lower net investment income in 2020 than in 2019. In an effort to stimulate the economy, central banks have reduced benchmark interest rates to near zero, impacting our yields on floating rate securities and reinvestment rates. From late March to mid-May, 2020, the Company temporarily reinvested receipts of interest and proceeds from maturing fixed maturity investments in liquid, short-term investments. While the Company resumed investing in fixed maturities in May, 2020, lower interest rates since the pandemic began have generally resulted in lower investment yields on newly invested funds. Income or losses on investments in limited partnerships and other alternative investments are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay. A prolonged period of lower interest rates could depress the Company's net investment income such that to earn the same level of return on equity we may have to charge higher premiums for the insurance products we sell unless loss costs similarly lessen.
Net realized capital gains (losses) for the three and nine month periods included a total $42 and $(269) respectively, of before tax unrealized mark-to-market gains (losses) on equity securities held and net realized gains (losses) on equity securities sold, net of realized gains on equity derivative hedges. While equity markets in the second and third quarter of 2020 largely recovered the value they lost during the first quarter, economic conditions remain uncertain and if equity markets were to experience similar declines as occurred earlier this year, we may incur more net realized capital losses in future periods; however, the Company reduced its investments in public equity securities during March and April of 2020, with the fair value of equity securities declining from $1.7 billion as of December 31, 2019 to $819 as of September 30, 2020.
Net realized capital losses for the three and nine month periods also included ($4) and $52, respectively, of increases (decreases) in the allowance for credit losses, partially offset by reversals of the allowance due to improvements in market value or sales, and $0 and $5, respectively, of intent-to-sell impairments. The increase (decrease) in the allowance for credit losses in the three and nine month periods included increases of $1 and $33, respectively, on available for sale fixed maturities and increases (decreases) of ($5) and $19, respectively, on commercial mortgage loans. If it takes a prolonged period for the economy to recover or if the impacts of the economic downturn are deeper than anticipated, we could experience further credit losses and intent-to-sell impairments, particularly with highly leveraged companies and issuers in the energy, commercial real estate, and travel and leisure sectors, resulting in further net realized capital losses.
Impact to direct benefits, losses and loss adjustment expenses from COVID-19 claims
For the three and nine months ended September 30, 2020, we recorded direct COVID-19 incurred losses of $72 and $339, respectively, including $37 and $250, respectively, in P&C and $35 and $89, respectively, in Group Benefits, reflecting management’s best estimate of the ultimate cost of settling COVID-19 claims incurred. For the nine months ended September 30, 2020, COVID-19 incurred losses and loss adjustment expenses in P&C primarily included $141 for property claims, $52 for workers’ compensation, net of favorable frequency on other workers' compensation claims, and $57 of incurred losses largely concentrated in financial lines such as D&O and E&O and domestic wholesale. For the three months ended September 30, 2020, P&C incurred COVID-19 losses and loss adjustment expenses included $17 for workers’ compensation, net of favorable frequency, and $20 in financial lines and other.
Nearly all of our property insurance policies require direct physical loss or damage to property and contain standard exclusions that we believe preclude coverage for COVID-19 related claims, and the vast majority of such policies contain exclusions for virus-related losses. Included in the $141 of COVID-19 property incurred losses and loss adjustment expenses in the nine month period were $101 of losses arising from a small number of property policies that do not require

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

direct physical loss or damage and from policies intended to cover specific business needs, including crisis management and performance disruption. In addition, we recorded a reserve of $40 for legal defense costs. Given the significant business disruptions that have occurred due to the COVID-19 pandemic, the Company has experienced increased property claims, resulting in increased litigation activity and legal expenses. Within Property & Casualty, we incur COVID-19 workers’ compensation losses when it is determined that workers were exposed to COVID-19 out of and in the course of their employment and in other cases where states have passed laws providing for the presumption of coverage for certain industry classes, including health care and other essential workers. While current accident year losses for workers’ compensation in the three and nine months ended September 30, 2020 increased $65 and $140, respectively, due to COVID-19 claims, this has been partially offset by lower claim frequency of non-COVID-19 related workers’ compensation claims due to reduced business activity, resulting in a net increase in incurred losses of $17 and $52, respectively. Favorable non-COVID-19 workers’ compensation claim frequency could continue over the remainder of 2020 though possibly to a lesser extent if more business activity resumes. COVID-19 incurred losses in the three and nine month periods of $35 and $89, respectively, in Group Benefits consisted of $28 and $71, respectively, of losses on group life claims and $7 and $18, respectively, of losses on short-term disability and paid family leave claims. The Company could incur additional COVID-19 direct incurred losses over the remainder of 2020, particularly for workers’ compensation and financial lines within P&C and in group life.
Other impacts from COVID-19 and resulting economic downturn
Apart from impacts on the investment portfolio, net investment income and net realized capital gains (losses), in third quarter 2020, the Company incurred a number of other insurance business impacts from the COVID-19 pandemic and the resulting economic downturn as follows:
•For the three and nine months ended September 30, 2020, we recognized an estimated decrease in current accident incurred losses in Personal Lines automobile of $62 and $173, respectively, due to a significant reduction in miles driven since the pandemic began, though miles driven has begun to increase again. In the second quarter of 2020, Personal Lines written and earned premiums were reduced by $81 due to providing automobile policyholders with premium refunds or credits in recognition of the decrease in miles driven.
•The Company reduced audit premiums receivable by $100 in second quarter 2020 driven by the economic effects of COVID-19 reducing our insured exposures, principally in workers’ compensation. Net of a related reduction in estimated incurred losses and commissions attributable to the reduction in exposure, the net effect in second quarter was a $34 reduction in income before tax. In the third quarter of 2020, there was virtually no change in estimated audit premiums receivable due to COVID-19 though we continue to expect lower audit premiums based on expected lower exposures. Estimated audit premiums receivable could decrease over the remainder of 2020 with the magnitude of the impact depending on how economic conditions change in the U.S. in the fourth quarter.
•From April through approximately July of 2020, the Company waived late payment fees for a period of time for business and personal insurance customers and temporarily suspended the policy cancellation process for policyholders of our Commercial Lines, Personal Lines and Group Benefits segments with the period of policy cancellations for non-payment varying by state.
•Because of the economic stress caused by COVID-19 and partly due to the extension of billing terms, we expect a higher amount of uncollectible premiums receivable. As a result, to reflect our higher expectation of credit losses, The Hartford increased its ACL on premiums receivable by $55 in the nine months ended September 30, 2020. The allowance on premiums receivable decreased in the third quarter of 2020 as the provision required on premiums written in the quarter was more than offset by write-offs and a $9 reduction in the provision reflecting improved collection experience, largely in Group Benefits.
•Apart from the increase in the premiums receivable allowance, we have experienced a decline in insurance operating costs and other expenses partly due to lower acquisition-related and other operating costs associated with lower earned premium volumes and expect that trend to continue for the remainder of 2020.
•As a result of the effects of COVID-19 on our economy, we evaluated our goodwill and other intangible assets for impairment as of September 30, 2020 and determined that no impairments were necessary. The estimated fair values of reporting units with goodwill and of certain intangible assets are sensitive to changes in discount rates and are based on expected cash flows assuming improvement due to the gradual reopening of the economy continuing into 2021.
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
P&C combined ratios and Group Benefits margin
In 2020, we expect our combined ratio for Commercial Lines to be higher than the outlook range we provided in our 2019 Form 10-K, primarily due to COVID-19 incurred losses and higher than budgeted current accident year catastrophe losses, partially offset by net favorable prior accident year development. We expect the underlying combined ratio for Commercial Lines in 2020 to be higher due to COVID-19 incurred losses. In 2020, we expect our combined ratio for Personal Lines to be lower than the outlook range we provided in our 2019 Form 10-K, primarily due to favorable prior accident year catastrophe reserve development year-to-date, including a $260 subrogation recoverable from PG&E recorded in the second quarter, partially offset by higher than expected current accident year

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

catastrophes, and expect the underlying combined ratio for Personal lines to be lower primarily due to favorable automobile claim frequency and lower non-catastrophe homeowners’ claims, partially offset by $81 before tax of premium credits issued to policyholders in the second quarter.
Our net income margin and core earnings margin for Group Benefits has been trending toward the higher end of the outlook ranges we provided in our 2019 Form 10-K and will continue to be influenced by the net effect of COVID-19 group life claims and continued favorable emergence of claim incidence on group disability over the balance of 2020.
Common stockholders’ equity
Apart from the direct loss and premium impacts of COVID-19 on net income, we could also experience a reduction in AOCI within common stockholders’ equity. The net unrealized gain position on our portfolio of fixed maturities, AFS increased by $933 from December 31, 2019 to September 30, 2020, due to an increase in valuations resulting from a decline in interest rates, partially offset by wider credit spreads. If credit spreads widen going forward or if interest rates increase from the level they were at as of September 30, 2020, we would recognize a decline in the fair value of fixed maturities, AFS in future periods through a reduction of AOCI within common stockholders’ equity.
During the nine months ended September 30, 2020, the Company repurchased 2.7 million common shares for $150 under a $1.0 billion share repurchase authorization by the Board of Directors approved in February, 2019. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
For further information on the Company's reporting segments refer to Part I, Item 1, Business - Reporting Segments in The Hartford’s 2019 Form 10-K Annual Report.
Operational Transformation and Cost Reduction Plan
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020, the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Through reduction of its headcount, IT investments to further enhance our capabilities, and other activities, relative to 2019, the Company expects to achieve a reduction in annual insurance operating costs and other expenses of approximately $500 by 2022. The Hartford Next program will contribute to our goal of reducing the 2022 P&C expense ratio by about 2.0 to 2.5 points, reducing the 2022 Group Benefits expense ratio by about 1.5 to 2.0 points and reducing our 2022 claim expense ratio by 0.5 point.
To achieve those expected savings, we expect to spend approximately $360, with those costs expected to be approximately $156 over the last six months of 2020, $90 in 2021, $64 in 2022 and $50 after 2022. The estimated costs of approximately $360 includes an expected $60 in capitalized development costs for internal use software to be amortized over the useful life of the software, typically 3 years. Of the estimated costs of $360, approximately $310 would be recognized as an expense through the end of 2022, with $50 of IT asset amortization after 2022. Included in the estimated costs of $360, we expect to incur restructuring costs of approximately $150, including $78 of employee severance, and approximately $72 of other costs, including consulting expenses and the cost to retire certain IT applications. These estimated restructuring and other costs do not include all of the costs associated with a real estate consolidation plan as those plans are not yet sufficiently developed to provide a full estimate of those costs and related savings.
Restructuring costs are reported as a charge to net income but not in core earnings. All other costs of the Hartford Next program will be included in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations. Relative to 2019 full year actual expenses, the Company estimates a net increase in insurance operating costs and other expenses of approximately $81 over the last six months of 2020 and expects a net expense reduction of approximately $210 in 2021 and approximately $436 in 2022.
The following table shows the expected costs of the Hartford Next program, including restructuring costs, and expected expense savings through 2022:

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Hartford Next Expected Costs and Expense Savings
	Estimate for Second Half of 2020	Estimate for 2021	Estimate for 2022
Employee severance	$78	$—	$—
IT costs to retire applications	4	10	14
Professional fees and other expenses	34	10	—
Estimated restructuring costs to be expensed and paid	116	20	14

Non-capitalized IT costs to be paid	30	50	30
Other costs to be paid	10	20	10
Amortization of capitalized IT development costs [1]	—	—	10
Estimated costs within core earnings	40	70	50
Total estimated Hartford Next program costs to be expensed [2]	$156	$90	$64

Cumulative savings relative to 2019 beginning July 1, 2020	$(75)	$(300)	$(500)
Net expense (savings) before-tax:	$81	$(210)	$(436)

Net expense (savings) before-tax:
To be accounted for within core earnings	$(35)	$(230)	$(450)
Restructuring costs recognized outside of core earnings	116	20	14
Net expense (savings) before tax	$81	$(210)	$(436)
[1]Does not include approximately $50 of IT asset amortization after 2022.
[2] Includes $87 of restructuring costs incurred through September 30, 2020.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Þ	Decreased $71 or 14%	Þ	Decreased $0.17 or 12%	Ý	Increased $4.62 or 11%
-	Higher current accident year catastrophes largely due to losses from wildfires, hurricanes, tropical storms, and other wind and hail events.	-	Decrease in net income	+	Increase in common stockholders' equity largely due to an increase in AOCI, primarily driven by unrealized capital gains on available for sale securities.
+
Decrease in dilutive shares, and consequently weighted average shares outstanding, principally due to a decrease in the dilutive effect of stock compensation as a result of average market price declines during the period.

-	Restructuring costs related to the Hartford Next initiative, primarily severance costs.			+	Net income in excess of stockholder dividends.
-	Lower net realized capital gains, including a loss on sale of Continental Europe Operations of $32, after tax.			+	Decrease in dilutive shares.
-	$57, after tax, of COVID-19 claims across group life, disability, financial lines and workers’ compensation, net of favorable workers’ compensation frequency.
-	A change from income to loss from the retained interest in Talcott Resolution.
+	Loss on extinguishment of debt in 2019 period.
+	Lower non-COVID-19 current accident year non-catastrophe property losses and lower personal automobile claim frequency.
+	Greater net favorable prior accident year development.
+	Lower insurance operating costs and other expenses, partly driven by lower variable incentive costs and reduced travel expenses.

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Þ	Decreased 10 bps	Ý	Increased 0.2 points	Þ	Decreased 1.6 points
-	Lower reinvestment rates and lower yield on variable rate securities due to the decline in interest rates.	+	Higher current accident year catastrophes, largely due to losses from Pacific Coast wildfires, hurricanes and tropical storms.	-	COVID-19 incurred benefits and losses of $28 after tax.
				-	Lower net investment income.
+	Greater income from non-routine income items, including make-whole payments on fixed maturities.	+	Higher current accident year loss ratio in Commercial Lines driven by COVID-19 losses, partially offset by lower non-catastrophe property losses.	-	A decrease in net realized capital gains.
				+	Lower insurance operating costs and other expenses, including lower variable incentive compensation and lower integration costs.
+	Higher income on limited partnerships and other alternative investments in 2020.	-	Lower current accident year loss ratio in Personal Lines, due to lower automobile claim frequency.	+	Excluding COVID-19 impacts, a lower group disability loss ratio, driven by lower claim incidence partially offset by less favorable prior incurral year development.
		-	More favorable prior accident year development
		-	Lower amortization of DAC and lower underwriting expenses, mostly driven by lower variable incentive compensation and travel costs.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes beginning on page 7 as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Earned premiums	$4,347	$4,394	(1%)	$12,972	$12,500	4%
Fee income	323	330	(2%)	941	970	(3%)
Net investment income	492	490	—%	1,290	1,448	(11%)
Net realized capital gains (losses)	6	89	(93%)	(116)	332	(135%)
Other revenues	3	44	(93%)	108	129	(16%)
Total revenues	5,171	5,347	(3%)	15,195	15,379	(1%)
Benefits, losses and loss adjustment expenses	2,962	2,914	2%	8,725	8,533	2%
Amortization of deferred policy acquisition costs	421	437	(4%)	1,287	1,184	9%
Insurance operating costs and other expenses	1,093	1,167	(6%)	3,394	3,356	1%
Loss on extinguishment of debt	—	90	(100%)	—	90	(100%)
Loss on reinsurance transaction	—	—	—%	—	91	(100%)
Interest expense	58	67	(13%)	179	194	(8%)
Amortization of other intangible assets	18	19	(5%)	55	47	17%
Restructuring and other costs	87	—	NM	87	—	NM
Total benefits, losses and expenses	4,639	4,694	(1%)	13,727	13,495	2%
Income, before tax	532	653	(19%)	1,468	1,884	(22%)
Income tax expense	73	118	(38%)	268	347	(23%)
Net income	459	535	(14%)	1,200	1,537	(22%)
Preferred stock dividends	6	11	(45%)	16	16	—%
Net income available to common stockholders	$453	$524	(14%)	$1,184	$1,521	(22%)

Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Net income available to common stockholders decreased by $71, primarily driven by a $123 before tax increase in current accident year catastrophes, $87 before tax of restructuring costs in third quarter 2020, an $83 before tax decrease in net realized gains, $72 before tax in COVID-19 claims and a change from income to losses from the retained Talcott Resolution investment, partially offset by a $90 before tax loss on debt extinguishment in third quarter 2019, lower Personal Lines auto claim frequency, lower non-
catastrophe property losses in Commercial Lines, more favorable net prior accident year development and lower insurance operating costs across all segments.For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries. For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue
Earned Premiums
[1] For the three months ended September 30, 2019, there was $4 in earned premiums recorded Corporate other revenue.
Earned premiums decreased primarily due to:
•A decline in P&C resulting from a decline of 3% in Personal Lines.
•Relatively flat earned premiums in Commercial Lines as the impact of the COVID-19 pandemic, including declines in new business, lower estimated audit premiums, endorsements reducing insured exposures and declines in policy retention, were offset by continued written pricing increases in all lines except workers' compensation.
•A decline in Group Benefits due to a 4% decline in group life.
Fee income decreased primarily due to lower fee income in Hartford Funds as a result of a shift in mix of assets to lower fee generating funds.
Other revenues decreased primarily due to a change from income to loss on the Talcott Resolution investment, the retained interest in the legal entity that acquired the life and annuity business sold in 2018.
Net Investment Income
Net investment income increased primarily due to:
•Higher income on limited partnerships and other alternative investments due to improved performance of certain equity and credit funds. Income (loss) from limited partnerships is generally reported on a three-month delay.
•Higher non-routine income in 2020, primarily make-whole payments on fixed maturities, and a higher level of invested assets.
•Partially offset by a lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on floating rate investments.
Net realized capital gains decreased primarily driven by:
•Lower net gains on sales of fixed maturities
•A loss of $51, before tax, on sale of the Company’s Continental Europe Operations which the Company agreed to sell in September of 2020.
•Partially offset by greater gains on equity securities due to appreciation in valuation driven by an increase in equity market levels in third quarter 2020.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains and MD&A - Investment Results, Net Investment Income.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Benefits, losses and expenses
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased due to:
•An increase in incurred losses for Property & Casualty, driven by:
–An increase in current accident year catastrophe losses of $123, before tax. Catastrophe losses in the third quarter of 2020 were primarily from wildfires in California and Oregon, hurricane Laura on the Gulf Coast, tropical storm Isaias on the East Coast, a Midwest derecho and other wind and hail events, mostly in the Central Plains. Catastrophe losses in 2019 were primarily from tornado, wind and hail events in various areas of the Midwest and Mountain West as well as losses from hurricanes and tropical storms in the Southeast. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
–A decrease in Property & Casualty current accident year ("CAY") loss and loss adjustment expenses before catastrophes primarily due to lower non-COVID-19 non-catastrophe property losses and lower claim frequency in personal automobile due to shelter-in-place guidelines reducing miles driven and favorable frequency of non-COVID-19 workers' compensation claims due to reduced business activity and lower payrolls, partially offset by direct COVID-19 incurred losses and higher current accident year loss costs in global specialty international lines.
–More favorable Property & Casualty net prior accident year reserve development of $28, before tax. Prior accident year reserve development in third quarter 2020 was a net favorable $75 before tax and primarily included a reduction in reserves in workers’ compensation, personal auto, professional liability, and package business. Due to recognizing a deferred gain on retroactive reinsurance, the $75 of net favorable reserve development in third quarter 2020 was net of $14 before tax of adverse development for Navigators related to 2018 and prior accident years even though that development has been economically ceded to NICO. Prior accident year development in the 2019 period primarily included a decrease in reserves for workers’ compensation, personal automobile liability and package business, partially offset by an increase in reserves for commercial automobile and general liability. For further discussion, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Losses and LAE Incurred for Group Benefits
•Within Group Benefits, an increase due to COVID-19 incurred benefits and losses of $35 before tax, mostly driven by group life claims.
For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
Amortization of deferred policy acquisition costs decreased from the prior year period with a decrease in Commercial Lines mostly due to lower commissions and a decrease in Personal Lines commensurate with the decline in earned premiums.
Insurance operating costs and other expenses decreased due to lower incentive compensation, lower employee travel expenses, and a decrease in Hartford Funds due to lower variable costs.
Restructuring and other costs are due to the Company's Hartford Next operational transformation and cost reduction plan which includes $78 of accrued severance costs.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For further discussion of impacts resulting from the Hartford Next initiative, see MD&A - The Hartford's Operations, Operational Transformation and Cost Reduction Plan and Note 18 - Restructuring and Other Costs of Notes to Condensed Consolidated Financial Statements.
Income tax expense decreased primarily due to a decrease in income before tax. For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Net income available to common stockholders decreased by $337 primarily driven by a $448 before tax change from net realized capital gains in the 2019 period to net realized capital losses in the 2020 period, $339 before tax in COVID-19 claims in the 2020 period, a $203 before tax increase in current accident year catastrophes, a $158 before tax decrease in net investment income, and $87 before tax of restructuring costs in third quarter 2020, partially offset by more favorable P&C prior accident year development, the Navigators ADC premium paid of $91 before tax in the 2019 period, a $90 before tax loss on debt extinguishment in the 2019 period, lower Personal Lines auto claim frequency in the 2020 period net of premium credits given to policyholders in second quarter 2020, the effect of lower claim incidence and higher recoveries on non-COVID group disability claims and lower non-catastrophe property losses in Commercial Lines.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries. In addition, for further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
Revenue
Earned Premiums
[1] For the nine months ended September 30, 2020, the total includes $9 in Corporate. For the nine months ended September 30,2019, there was $5 of earned premiums recorded in Corporate other revenue.

Earned premiums increased primarily due to:
•An increase in Property and Casualty reflecting an 11% increase in Commercial Lines driven by the Navigators Group acquisition, partially offset by a 6% decline in Personal Lines. Driving part of the decrease in Personal Lines earned premiums for the nine month period was the impact of the Company offering a 15 percent credit on policyholders’ April, May and June personal automobile insurance premiums totaling $81.
•A 1% decrease in Group Benefits, principally driven by a decline in group life.
Fee income decreased due to:
•Lower fee income in Hartford Funds largely due to a shift in mix of assets to lower fee generating funds and, to a lesser extent, lower installment fee income in P&C.
Other revenues decreased primarily due to less transition services revenue received in the current year related to the sale of the life and annuity business in 2018.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income

$1,500
$1,400
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$1,448
$181
$1,267
$1,290
70
$1,220
2019 YTD
2020 YTD
NII excluding limited partnerships and other alternative investments
Limited partnerships and other alternative investments

Net investment income decreased primarily due to:
•Lower returns on limited partnership and other alternative investments in 2020 due primarily to lower valuations of the underlying fund investments as a result of the economic impacts of the COVID-19 pandemic. Income (loss) from limited partnerships is generally reported on a three-month delay.
•A lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on floating rate investments.
•Partially offset by a higher level of invested assets, due in part to the acquisition of Navigators Group.
Net realized capital gains (losses) decreased from net gains in the 2019 period to net losses in the 2020 period, primarily driven by:
•Depreciation in the value of equity securities due to the significant decline in equity market levels in the first quarter of 2020 as well as realized losses upon sales of equity securities.
•A loss of $51, before tax, on sale of the Company’s Continental Europe Operations, which the Company agreed to sell in September of 2020, partially offset by gains realized upon termination of derivatives used to hedge against declines in equity market levels and, to a lesser extent, slightly higher net gains on sales of fixed maturity securities in 2020, primarily driven by trades to manage duration and credit.
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
Benefits, losses and expenses
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased due to:
An increase in incurred losses for Property & Casualty which was driven by an increase in Commercial Lines, partially offset by a decrease in Personal Lines, and was attributable to:
–An increase in Property & Casualty current accident year ("CAY") loss and loss adjustment expenses before catastrophes due to the effect on incurred losses of earned premium from the Navigators Group acquisition, and COVID-19 incurred losses of $250. Also contributing were higher current accident year loss costs in international lines, more than offset by lower weather-related non-COVID-19 non-catastrophe property claims and lower claim frequency in personal automobile due to shelter-in-place guidelines reducing miles driven. COVID-19 incurred losses are net of favorable frequency of workers’ compensation claims due to reduced business activity and lower payrolls.
–An increase in current accident year catastrophe losses of $203, before tax. Catastrophe losses in the 2020 period were primarily from wildfires in California and Oregon, Tropical Storm Isaias and Hurricane Laura

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

losses in third quarter 2020, the civil unrest during the second quarter of 2020 and from tornado, wind and hail events in the South, Midwest and Central Plains. Catastrophe losses in the 2019 period were primarily from tornado, wind and hail events in the South, Midwest and Mountain West and winter storms across the country as well as from hurricanes and tropical storms in the Southeast. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
–More favorable Property & Casualty net prior accident year reserve development of $297, before tax. Prior accident year reserve development in the 2020 period was a favorable $320 before tax, driven by $413 of reserve reductions related to catastrophes, including decreases in estimated losses arising from wind and hail events in 2018 and 2019 and from the 2017 and 2018 California wildfires, including a $289 before tax subrogation benefit from PG&E. Apart from catastrophes, reserve development in the nine months ended September 30, 2020 primarily included a $129 before tax reserve increase for sexual molestation and abuse claims and $97 before tax of adverse development for Navigators related to 2018 and prior accident years. While the Navigators’ reserve development has been economically ceded to NICO, the Company recognized a deferred gain under retroactive reinsurance accounting. Prior accident year development in the 2019 period primarily included reserve decreases for workers’ compensation, catastrophes, and package business, partially offset by increases in general liability and professional liability, including increases in Navigators Group reserves upon acquisition of the business. For further discussion, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Losses and LAE Incurred for Group Benefits
•Partially offsetting the increase in Property & Casualty was a decrease in Group Benefits driven by a lower group disability loss ratio including an increase in favorable prior incurral year development, partially offset by $89 before tax of COVID-19 incurred benefits and losses.
For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
Amortization of deferred policy acquisition costs increased from the prior year period primarily due to an increase in Commercial Lines primarily due to the impact of the Navigators Group acquisition, partially offset by a decrease in Personal Lines, with Group Benefits down slightly from the prior year period.
Insurance operating costs and other expenses increased due to:
•Higher information technology costs in Group Benefits.
•A full nine months of operating costs incurred in the 2020 period due to the Navigators Group acquisition in May of 2019, partially offset by lower integration and transaction costs in the nine months ended September 30, 2020.
•A $55 before tax increase in the ACL on uncollectible premiums receivable in 2020 due to the economic impacts of COVID-19.
•Partially offsetting the increase in expenses was a decrease in Hartford Funds due to lower variable costs and a reduction in incentive compensation and employee travel costs.
Restructuring and other costs are due to the Company's Hartford Next operational transformation and cost reduction plan which includes $78 of accrued severance costs.
For further discussion of impacts resulting from the Hartford Next initiative, see MD&A - The Hartford's Operations, Operational Transformation and Cost Reduction Plan and Note 18 - Restructuring and Other Costs of Notes to Condensed Consolidated Financial Statements.
Income tax expense decreased primarily due to a decrease in income before tax.
For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT RESULTS

Composition of Invested Assets
	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$44,044	80.4%	$42,148	79.5%
Fixed maturities, at fair value using the fair value option ("FVO")	—	—%	11	—%
Equity securities, at fair value	819	1.5%	1,657	3.1%
Mortgage loans (net of ACL of $38 and $0)	4,461	8.1%	4,215	8.0%
Limited partnerships and other alternative investments	1,868	3.4%	1,758	3.3%
Other investments [1]	187	0.4%	320	0.6%
Short-term investments	3,399	6.2%	2,921	5.5%
Total investments	$54,778	100.0%	$53,030	100.0%
[1]Primarily consists of consolidated investment funds and derivative instruments which are carried at fair value.
September 30, 2020 compared to December 31, 2019
Fixed maturities, AFS increased primarily due to net additions of corporate securities and an increase in valuations as a result of a decline in interest rates, partially offset by wider credit spreads.
Equity Securities, at fair value decreased primarily due to sales of equity securities during March and April.

Short-term investments increased due to actions taken in the first half of the year to increase liquidity, primarily by reinvesting principal and interest, as well as proceeds from sales, into short-term instruments, partially offset by the March 2020 pay down of $500 of senior notes at maturity and the return of collateral related to a decline in the Company's security lending program.

Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$359	3.4%	$392	3.8%	$1,093	3.5%	$1,159	3.9%
Equity securities	9	4.5%	12	3.4%	27	3.4%	31	3.0%
Mortgage loans	44	3.9%	37	4.2%	128	3.9%	118	4.3%
Limited partnerships and other alternative investments	83	18.3%	65	15.3%	70	5.2%	181	14.7%
Other [3]	14		5		23		21
Investment expense	(17)		(21)		(51)		(62)
Total net investment income	$492	3.8%	$490	4.0%	$1,290	3.4%	$1,448	4.1%
Total net investment income excluding limited partnerships and other alternative investments	$409	3.3%	$425	3.6%	$1,220	3.3%	$1,267	3.7%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets at amortized cost, as applicable, excluding repurchase agreement and securities lending collateral, if any, and derivatives book value.
[2]Includes net investment income on short-term investments.
[3]Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Total net investment income increased slightly for the three months ended September 30, 2020 as a result of higher income from limited partnerships and other alternative investments driven by improved performance of certain equity and credit funds, largely offset by lower income from fixed maturities. Income from fixed maturities declined as a result of reinvesting at lower rates and lower yields on floating rate investments, partially offset by higher income from non-routine income items, which primarily include make-whole payments, and higher asset levels.
Total net investment income decreased for the nine months ended September 30, 2020, primarily due to lower income from limited partnerships and other alternative investments in the second quarter of 2020, which was a result of unfavorable impact on valuations from the economic impacts of the COVID-19 pandemic. Also contributing to the decrease was a lower yield on fixed maturity investments resulting from lower reinvestment rates and lower yields on floating rate securities, partially offset by a higher level of invested assets, due in part to the acquisition of Navigators Group.

Annualized net investment income yield, excluding limited partnerships and other alternative investments and non-routine items which primarily include make-whole payments on fixed maturities was down primarily due to lower reinvestment and short-term rates.
Average reinvestment rates on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three and nine month periods ended September 30, 2020, were 2.1% and 2.5%, respectively, which were below the average yield of sales and maturities of 3.5% for the same periods. Average reinvestment rates for the three and nine month periods ended September 30, 2019, were 3.1% and 3.5%, respectively, which were below the average yield of sales and maturities of 4.1% and 4.0%, respectively.
We expect the annualized net investment income yield for the year ended December 31, 2020, excluding limited partnerships and other alternative investments, to be lower than the portfolio yield earned for the year ended December 31, 2019, due to a lower yield on short-term investments, lower reinvestment rates, lower prepayment penalties on mortgage loans, and greater liquidity in the portfolio as a percentage of total investments. The estimated impact on net investment income yield is subject to change due to evolving market conditions and active portfolio management.

Net Realized Capital Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2020	2019	2020	2019
Gross gains on sales	$27	$77	$201	$190
Gross losses on sales	(12)	(4)	(42)	(44)
Equity securities [1]	42	19	(269)	181
Net credit losses on fixed maturities, AFS [2]	(1)		(33)
Change in ACL on mortgage loans [3]	5		(19)
Intent-to-sell impairments [4]	—	—	(5)	—
Net other-than-temporary impairment ("OTTI") losses recognized in earnings		(1)		(3)
Valuation allowances on mortgage loans		—		1
Other, net [5]	(55)	(2)	51	7
Net realized capital gains (losses)	$6	$89	$(116)	$332
[1] The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of September 30, 2020, were $36 and $6 for the three and nine months ended September 30, 2020, respectively. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of September 30, 2019, were $17 and $100 for the three and nine months ended September 30, 2019, respectively.
[2]Due to the adoption of accounting guidance for credit losses on January 1, 2020, realized capital losses previously reported as OTTI are now presented as credit losses which are net of any recoveries. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies. In addition, see Credit Losses on Fixed Maturities, AFS within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]Represents the change in ACL recorded during the period following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies. In addition, see ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]See Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[5]Primarily includes loss of $51 from the sale of the Continental Europe Operations for the three and nine months ended September 30, 2020. Also includes gains (losses) from transactional foreign currency revaluation of $(4) and $6 for the three and nine months ended September 30, 2020, respectively. Additionally, for the same periods, includes gains (losses) on non-qualifying derivatives of $(2) and $97, respectively. For the three and nine months ended September 30, 2019, includes gains (losses) on non-qualifying derivatives of $(5) and $3, respectively.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and nine months ended September 30, 2020
Gross gains and losses on sales were primarily driven by sales of U.S. treasury securities for duration and/or liquidity management and issuer-specific sales of corporate securities and tax-exempt municipal bonds.
Equity securities net gains for the three month period ended September 30, 2020 were primarily driven by mark-to-market gains due to an increase in equity market levels. For the nine month period ended September 30, 2020, net losses were driven by mark-to-market losses due to the decline in equity market levels in the first quarter and losses incurred on sales across multiple issuers as the Company reduced its exposure to equity securities.
Other, net gains for the three month period are primarily due to a loss of $51, before tax, on sale of the Company’s Continental Europe Operations which the Company agreed to sell in September of 2020, while the nine month period also includes $75 of realized gains on terminated derivatives used to hedge against a decline in equity market levels and $21 of gains on interest rate derivatives due to a decline in interest rates.
Three and nine months ended September 30, 2019
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within U.S. treasury securities, corporate securities, and tax-exempt municipal bonds.
Equity securities net gains were primarily driven by appreciation of equity securities due to higher equity market levels.
Other, net gains for the three month period were primarily due to losses on interest rate derivatives of $5 due to a decline in interest rates. Gains for the nine month period were primarily due to gains on credit derivatives of $26 driven by credit spread tightening, partially offset by losses on interest rate derivatives of $20 due to a decline in interest rates.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•property and casualty insurance product reserves, net of reinsurance;
•group benefit long-term disability (LTD) reserves, net of reinsurance;
•evaluation of goodwill for impairment;
•valuation of investments and derivative instruments including evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on mortgage loans;
•valuation allowance on deferred tax assets; and
•contingencies relating to corporate litigation and regulatory matters.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2019 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2019 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2020.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of September 30, 2020

Personal Lines
$1,878
8%
Property &
Casualty
Other
Operations
$1,330
6%
Commercial Lines
$20,522
86%

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

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2020
	Commercial Lines [1]	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty [1]
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,363	$2,201	$2,697	$28,261
Reinsurance and other recoverables [2]	4,029	68	1,178	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,334	2,133	1,519	22,986
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,186	1,255	—	5,441
Current accident year ("CAY") catastrophes	355	196	—	551
Prior accident year development ("PYD") [3]	61	(396)	15	(320)
Total provision for unpaid losses and loss adjustment expenses	4,602	1,055	15	5,672
Change in deferred gain on retroactive reinsurance included in other liabilities [3]	(97)	—	—	(97)
Payments	(3,271)	(1,310)	(204)	(4,785)
Net reserves transferred to liabilities held for sale	(43)	—	—	(43)
Foreign currency adjustment	(3)	—	—	(3)
Ending liabilities for unpaid losses and loss adjustment expenses, net	20,522	1,878	1,330	23,730
Reinsurance and other recoverables	4,261	27	1,133	5,421
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$24,783	$1,905	$2,463	$29,151
Earned premiums and fee income	$6,694	$2,273
Loss and loss expense paid ratio [4]	48.9	57.6
Loss and loss expense incurred ratio	68.9	47.0
Prior accident year development (pts) [5]	0.9	(17.6)
[1]Commercial Lines includes Y-Risk reserve activity that was previously included in Corporate.
[2] Reflects a cumulative effect adjustment of $1 and $(1) for Commercial Lines and Property & Casualty Other Operations respectively, representing an adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. See Note 1 - Basis of Presentation and Significant Accounting Policies for further information.
[3]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators adverse development cover ("Navigators ADC") which, under retroactive reinsurance accounting, is deferred and recognized over the period the ceded losses are recovered in cash from NICO. For additional information regarding the Navigators ADC agreement, please refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[4]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.
[5]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophe Losses for the Nine Months Ended September 30, 2020, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$160	$90	$250
Civil Unrest	107	—	107
Hurricanes and Tropical Storms	62	42	104
Wildfires	24	64	88
Other	2	—	2
Total catastrophe losses	$355	$196	$551

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(34)	$—	$—	$(34)
Workers’ compensation discount accretion	9	—	—	9
General liability	(2)	—	—	(2)
Marine	—	—	—	—
Package business	(18)	—	—	(18)
Commercial property	(4)	—	—	(4)
Professional liability	(21)	—	—	(21)
Bond	—	—	—	—
Assumed reinsurance	—	—	—	—
Automobile liability	—	(32)	—	(32)
Homeowners	—	3	—	3
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	—	—	—	—
Uncollectible reinsurance	—	—	(6)	(6)
Other reserve re-estimates, net	(1)	—	17	16
Prior accident year development before change in deferred gain	(71)	(29)	11	(89)
Change in deferred gain on retroactive reinsurance included in other liabilities	14	—	—	14
Total prior accident year development	$(57)	$(29)	$11	$(75)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(72)	$—	$—	$(72)
Workers’ compensation discount accretion	27	—	—	27
General liability	112	—	—	112
Marine	1	—	—	1
Package business	(24)	—	—	(24)
Commercial property	(6)	—	—	(6)
Professional liability	(16)	—	—	(16)
Bond	(10)	—	—	(10)
Assumed reinsurance	(7)	—	—	(7)
Automobile liability	27	(53)	—	(26)
Homeowners	—	3	—	3
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(72)	(341)	—	(413)
Uncollectible reinsurance	—	—	(8)	(8)
Other reserve re-estimates, net	4	(5)	23	22
Prior accident year development before change in deferred gain	(36)	(396)	15	(417)
Change in deferred gain on retroactive reinsurance included in other liabilities	97	—	—	97
Total prior accident year development	$61	$(396)	$15	$(320)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Reinsurance and other recoverables	3,137	108	987	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Navigator's Group acquisition	2,001			2,001
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,552	1,548	—	5,100
Current accident year catastrophes	234	114	—	348
Prior accident year development	(7)	(25)	9	(23)
Total provision for unpaid losses and loss adjustment expenses	3,779	1,637	9	5,425
Payments	(2,981)	(1,841)	(130)	(4,952)
Foreign currency adjustment	(12)	—	—	(12)
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,105	2,144	1,565	22,814
Reinsurance and other recoverables	4,006	109	968	5,083
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$23,111	$2,253	$2,533	$27,897
Earned premiums and fee income	$6,040	$2,431
Loss and loss expense paid ratio [1]	49.4	75.7
Loss and loss expense incurred ratio	62.8	68.1
Prior accident year development (pts) [2]	(0.1)	(1.0)
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Nine Months Ended September 30, 2019, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$140	$87	$227
Winter storms	57	19	76
Tropical storms	6	4	10
Hurricanes	23	4	27
Earthquake	1	—	1
Typhoon	6	—	6
Other	1	—	1
Total catastrophe losses	$234	$114	$348

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(40)	$—	$—	$(40)
Workers’ compensation discount accretion	8	—	—	8
General liability	19	—	—	19
Marine	(2)	—	—	(2)
Package business	(23)	—	—	(23)
Commercial property	(1)	—	—	(1)
Professional liability	(1)	—	—	(1)
Bond	(2)	—	—	(2)
Assumed Reinsurance	—	—	—	—
Automobile liability	25	(23)	—	2
Homeowners	—	(1)	—	(1)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(5)	—	—	(5)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	3	(4)	—	(1)
Total prior accident year development	$(19)	$(28)	$—	$(47)

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(90)	$—	$—	$(90)
Workers’ compensation discount accretion	25	—	—	25
General liability	62	—	—	62
Marine	8	—	—	8
Package business	(32)	—	—	(32)
Commercial property	(16)	—	—	(16)
Professional liability	32	—	—	32
Bond	(2)	—	—	(2)
Assumed Reinsurance	3	—	—	3
Automobile liability	27	(28)	—	(1)
Homeowners	—	—	—	—
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(33)	6	—	(27)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	9	(3)	9	15
Total prior accident year development	$(7)	$(25)	$9	$(23)
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
As further explained under "Impacts of COVID-19" within The Hartford's Operations section of MD&A, through September 30, 2020, the Company incurred $250 of COVID-19 claims in P&C, including in workers' compensation, property and financial lines. Under workers’ compensation, we could experience a continuation of COVID-19 incurred losses, particularly due to laws or directives in certain states that require coverage of COVID-19 claims for health care and other essential workers based on a presumption that they contracted the virus while working. We could also incur losses on general liability policies if claimants can successfully assert that insureds were negligent from protecting employees, customers and others from exposure though we do not expect this exposure to be significant. Under commercial property policies, we have reserved for business interruption claims that pertain to policies in middle & large commercial and in global specialty which do not require direct physical loss or property damage. In other cases, particularly in small commercial, where there are policy exclusions and the general requirement that there be direct physical loss or damage to the property, we have not recorded loss reserves as there is no coverage though we have recorded a reserve for legal defense costs. In our commercial surety lines, there continues to be the potential for elevated frequency and severity due to an increase in the number of bankruptcies, especially in small businesses and impacted industries such as hospitality, entertainment and transportation. In construction surety, there is the potential for continued elevated losses from contractors who experience project shutdowns or payment delays, which negatively impact their cash flows, or result in disruptions in their supply chains, labor shortages or inflation in the cost of materials. We have also experienced an increase in COVID-19 related claims under director’s and officers’ insurance policies.
Reserve estimates for COVID-19 claims are difficult to estimate. In establishing reserves for COVID-19 incurred claims through September 30, 2020, we have provided IBNR at a higher percentage of ultimate estimated incurred losses than usual as we expect longer claim reporting patterns given the economic effects of COVID-19. For example, we expect longer delays than usual between the time a worker is treated and the date the claim is eventually submitted for workers' compensation coverage. Reserve estimates for D&O, E&O and employment practices liability are subject to significant uncertainty given that estimates must be made of the expected ultimate severity of claims that have just recently been reported

Group Benefit Reserves
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. As long-term disability reserves are long-tail claim liabilities, they are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The Company held $6,551 and $6,616 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of September 30, 2020 and December 31, 2019, respectively.
Impact of COVID-19 on 2020 Results of Operations
Due to the COVID-19 pandemic, the Company is exposed to short-term disability claims and group life claims. Through September 30, 2020, the Company had incurred short-term disability claims and claims for extended benefits under New York's paid family leave and disability programs totaling $18, before tax and group life claims of $71 before tax.
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
The carrying value of goodwill was $1,911 as of September 30, 2020 and was comprised of $659 for Commercial Lines, $119 for
Personal Lines, $861 for Group Benefits and $272 for Hartford Funds.
Due to changes in the economy because of the COVID-19 pandemic, the weighted average cost of capital used to discount expected cash flows under the Company’s test for impairment increased in 2020 for most reporting units, which reduces estimated fair values of those reporting units.
Since the pandemic began, near-term expected net cash flows over the forecast period have reflected lower revenues arising from the economic effects of COVID-19 and, for Commercial Lines and Group Benefits, an expected continuation of COVID-19 claims.
Considering the impacts of COVID-19, the Company evaluated the impact of market factors on the fair value of the reporting units using the income approach and determined the estimated fair values do not indicate a goodwill impairment for any reporting unit.  If the weighted average cost of capital used for purposes of discounting increases significantly or if the economic downturn worsens or persists for an extended period and the Company’s actual and forecasted operating results deteriorate, the Company may determine it is more likely than not that a reporting unit’s fair value is below its carrying value, including goodwill, which could result in an impairment of goodwill. The Hartford will perform its annual impairment test on October 31st for all reporting units.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Written premiums	$2,199	$2,235	(2%)	$6,772	$6,262	8%
Change in unearned premium reserve	(52)	(15)	NM	99	248	(60%)
Earned premiums	2,251	2,250	—%	6,673	6,014	11%
Fee income	8	8	—%	21	26	(19%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,366	1,336	2%	4,181	3,552	18%
Current accident year catastrophes [1]	107	74	45%	355	234	52%
Prior accident year development [1]	(57)	(19)	NM	61	(7)	NM
Total losses and loss adjustment expenses	1,416	1,391	2%	4,597	3,779	22%
Amortization of deferred policy acquisition costs	344	356	(3%)	1,051	940	12%
Underwriting expenses	391	410	(5%)	1,221	1,139	7%
Amortization of other intangible assets	8	7	14%	22	11	100%
Dividends to policyholders	8	12	(33%)	23	24	(4%)
Underwriting gain (loss)	92	82	12%	(220)	147	NM
Net servicing income	1	2	(50%)	2	3	(33%)
Net investment income [2]	316	291	9%	797	831	(4%)
Net realized capital gains (losses) [2]	(26)	60	(143%)	(105)	229	(146%)
Loss on reinsurance transaction	—	—	—%	—	(91)	100%
Other expenses	(8)	(20)	60%	(25)	(27)	7%
Income before income taxes	375	415	(10%)	449	1,092	(59%)
Income tax expense [3]	52	79	(34%)	71	202	(65%)
Net income	$323	$336	(4%)	$378	$890	(58%)
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results. The three months ended September 30, 2020, net realized capital losses included a $51 before-tax loss on sale of Continental Europe Operations.
[3]For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Small commercial new business premium	$129	$150	$404	$508
Middle market new business premium	131	146	355	463
Small commercial policy count retention	79%	83%	84%	83%
Middle market policy count retention [1]	77%	83%	78%	82%
Standard commercial lines renewal written price increases [1] [2]	3.7%	3.1%	4.0%	2.2%
Standard commercial lines renewal earned price increases [1] [2]	4.1%	2.1%	3.7%	2.2%
Small commercial premium retention	82%	85%	85%	85%
Middle market premium retention [1]	75%	83%	78%	84%
Small commercial policies in-force as of end of period (in thousands)	1,278	1,294
Middle market policies in-force as of end of period (in thousands) [1]	59	64
[1]Middle market disclosures exclude loss sensitive and programs businesses.
[2]Small commercial and middle market lines within middle & large commercial are generally referred to as standard commercial lines.
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	60.7	59.4	1.3	62.7	59.1	3.6
Current accident year catastrophes	4.8	3.3	1.5	5.3	3.9	1.4
Prior accident year development	(2.5)	(0.8)	(1.7)	0.9	(0.1)	1.0
Total loss and loss adjustment expense ratio	62.9	61.8	1.1	68.9	62.8	6.1
Expense ratio	32.7	34.0	(1.3)	34.1	34.3	(0.2)
Policyholder dividend ratio	0.4	0.5	(0.1)	0.3	0.4	(0.1)
Combined ratio	95.9	96.4	(0.5)	103.3	97.6	5.7
Impact of current accident year catastrophes and prior year development	(2.3)	(2.5)	0.2	(6.2)	(3.8)	(2.4)
Impact of current accident year change in loss reserves upon acquisition of a business [1]	—	—	—	—	(0.5)	0.5
Underlying combined ratio	93.7	93.9	(0.2)	97.1	93.3	3.8
[1]Upon acquisition of Navigators Group and a review of Navigators Insurers reserves, the nine months ended September 30, 2019 included $68 of prior accident year reserve increases and $29 of current accident year reserve increases which were excluded for the purposes of the underlying combined ratio calculation.
Net Income
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Net income decreased for the three month period primarily due to a change from net realized capital gains in 2019 to net realized capital losses in 2020, largely offset by higher net investment income and a higher underwriting gain. The higher underwriting gain was driven by an increase in net favorable prior accident year development and lower underwriting expenses, including amortization of DAC, largely offset by higher current accident year losses, including higher catastrophes.
Net income decreased for the nine month period primarily due to a change from an underwriting gain in 2019 to an underwriting loss in 2020, a change from net realized capital gains in 2019 to net realized capital losses in 2020 and lower net investment income, primarily driven by losses on investments in

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

limited partnerships and other alternative investments in the second quarter of 2020. Partially offsetting the decline in net income was $91 before tax of ADC ceded premium in the prior year period. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain (Loss)
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Underwriting gain increased in the three month period primarily due to lower underwriting expenses, including amortization of DAC, an increase in favorable prior accident year development and lower non-catastrophe property losses, largely offset by COVID-19 incurred losses in workers’ compensation and financial lines and higher current accident year catastrophes. Underwriting expenses were down year over year driven by lower commissions and a reduction in travel and incentive compensation expenses.
Underwriting loss in the 2020 nine month period compared with an underwriting gain in the 2019 nine month period with the underwriting loss in 2020 primarily due to COVID-19 incurred losses in property, workers’ compensation and financial lines, higher current accident year catastrophes, a change from net favorable prior accident year development in 2019 to net unfavorable prior accident year development in 2020 and the effect of lower earned premiums excluding the effect of the Navigators acquisition. The increase in underwriting expenses, including amortization of DAC, for the nine month period was driven by including Navigators for a full nine months in 2020. Apart from the effect of the Navigators acquisition, underwriting expenses decreased as the effect of lower commissions and a reduction in travel and incentive compensation expenses was partially offset by an increase in the ACL on premiums receivable in 2020 due to the economic impacts of COVID-19 and the effect of a reduction in state taxes and assessments in first quarter 2019. In the nine month period of 2020, the acquisition of Navigators Group contributed to an increase in earned premiums with a corresponding increase to losses and loss adjustment expenses, amortization of DAC and underwriting expenses.
Earned Premiums

$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$2,250
$936
$765
$538
$2,251
$935
$749
$555
$6,014
$2,779
$2,197
$1,005
$6,673
$2,742
$2,234
$1,664
Sep 30 2019 QTD
Sep 30 2020 QTD
Sep 30 2019 YTD
Sep 30 2020 YTD
Global Specialty
Middle & Large Commercial
Small Commercial
Other [1]

[1] Other of $11 and $12 for the three months ended September 30, 2019, and 2020, respectively, and $33 for the nine months ended September 30, 2019 and 2020, is included in the total.
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Earned premiums decreased for the three month period and increased for the nine month period ended September 30, 2020, with the increase in the nine month period reflecting a full nine months of premium from the acquisition of Navigators Group. Excluding Navigators, earned premiums declined in both the three and nine month periods, with the decrease in the three month period primarily in middle and large commercial and the decrease in the nine month period in both small commercial and middle and large commercial.
Written premiums decreased in the three month period and increased in the nine month period ended September 30, 2020 with the growth in the nine month period attributable to the acquisition of Navigators Group. Excluding Navigators, written premiums declined in both the three and nine month periods due to the economic impacts of COVID-19, including lower new business across most lines as well as reductions in estimated audit premiums and endorsements reducing premium in workers’ compensation due to a declining exposure base, partially offset by

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

continued written pricing increases in all lines except workers' compensation.
In standard commercial lines, renewal written price increases were higher in 2020 than 2019 for both the three and nine month periods, including double digit rate increases in middle market automobile and specialty excess liability lines and mid-single digit to low double-digit rate increases in most other standard commercial lines. Small commercial workers’ compensation written pricing continued to decrease in both the three and nine month periods, with larger decreases in the third quarter. In Global Specialty, our US Wholesale book achieved an approximate 26% renewal written price increase, led by excess casualty, property and automobile.  The International lines also achieved strong price increases, led by D&O.
New business premium decreased in both the three and nine month periods in most lines driven by lower quote volume due to the economic effects of COVID-19 and a competitive pricing environment, though there was some improvement in the third quarter of 2020 compared to second quarter of 2020. Also contributing to the decrease in new business in Small Commercial was the effect of new business from the 2018 Foremost renewal rights agreement of $9 and $69 in the 2019 three and nine month periods, respectively.
•Small commercial written premium declined for both the three and nine month periods driven by a decrease in workers’ compensation, partially offset by growth in package business.
•Middle & large commercial written premium decreased for both the three and nine month periods driven by lower new business and premium retention across all lines, partially offset in the nine month period by the acquisition of Navigators Group. Middle & large commercial premium decreases in the three and nine month periods were primarily driven by declines in general industries, driven by underwriting actions to improve the profitability of that book, as well as in industry verticals and national accounts, partially offset by growth in specialty and commercial excess lines.
•Global specialty written premium decreased slightly for the three month period and increased for the nine month period with the increase in the nine month period driven by the acquisition of Navigators Group. Global specialty written premium decreased in the three month period due to a decline in international and bond business, partially offset by growth in wholesale and professional liability. Apart from Navigators Group, written premium decreased in the nine month period due to a decline in wholesale and bond business, partially offset by growth in professional liability.
Current Accident Year Loss and LAE Ratio before Catastrophes
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Current accident year loss and LAE ratio before catastrophes increased for both the three and nine months ended September 30, 2020, primarily due to COVID-19 incurred losses, net of favorable non-COVID-19 workers' compensation frequency and, for the nine month period, higher current accident year loss costs in global specialty international lines, partially offset by both the three and nine-month periods benefiting from lower non-catastrophe property losses.
The three month period in 2020 included COVID-19 incurred losses of $37 before tax, including $17 of losses in workers' compensation, net of favorable frequency on other workers' compensation claims, and $20 of losses in financial and other lines. The nine month period in 2020 included COVID-19 incurred losses of $250 before tax, including losses of $141 in property, $52 in workers’ compensation, net of favorable frequency on other workers' compensation claims, and $57 in financial and other lines.
Included in the $141 of COVID-19 property incurred losses and loss adjustment expenses in the nine month period were $101 of losses arising from a small number of property policies that do not require direct physical loss or damage and from policies intended to cover specific business needs, including crisis management and performance disruption. In addition, we recorded a reserve of $40 for legal defense costs in the nine month period. Workers’ compensation COVID-19 incurred losses in the three and nine month periods were driven by claims in both states with presumptive coverage and in other states where the claimant must prove their COVID-19 illness was contracted at work. Financial lines COVID-19 claims in the three and nine month periods were primarily driven by exposures in D&O, E&O and employment practices liability and the recessionary impacts on the surety book of business.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Current accident year catastrophe losses for the three months ended September 30, 2020 included losses from hurricane Laura, Pacific Coast wildfires, tropical storm Isaias, a Midwest derecho, and other wind and hail events mostly in the Central Plains.
Current accident year catastrophe losses for the three months ended September 30, 2019 were primarily related to wind and hail events in various areas of the Midwest and Mountain West as well as from hurricane Dorian and tropical storm Imelda.
Current accident year catastrophe losses for the nine months ended September 30, 2020 were primarily from civil unrest, hurricane Laura, Pacific Coast wildfires, tropical storm Isaias and from tornado, wind and hail events in the South, Midwest and Central Plains.

Current accident year catastrophe losses for the nine months ended September 30, 2019 were primarily from winter storms in the northern plains, Midwest and Northeast as well as tornado, wind and hail events in various areas of the Midwest, Mountain West and South.
Prior accident year development was a net favorable $57 before tax in the 2020 three month period compared to a net favorable $19 before tax in the comparable 2019 period. Net favorable reserve development for the three month period included reserve decreases for workers' compensation, package business and professional liability. Net reserve increases were $61 before tax in the 2020 nine month period compared to a net favorable $7 before tax in the comparable 2019 period. Net unfavorable reserve development for the nine months ended September 30, 2020 included reserve increases for general liability driven primarily by increases in reserves for sexual molestation and abuse claims, and increases in commercial automobile liability reserves, partially offset by reserve decreases for workers' compensation, catastrophes and package business. Favorable development on prior year catastrophe reserves in the nine month period was due to recognizing a $29 before tax subrogation benefit from a settlement with PG&E over certain of the 2017 and 2018 California wildfires and a reduction in estimated catastrophe losses from a number of wind and hail events that occurred in 2018 and 2019. Prior accident year development in the three and nine month periods of 2020 also included $14 million and $97 million, respectively, of reserve increases related to Navigators Group on 2018 and prior accident years that was economically ceded to NICO but for which the benefit was not recognized in earnings as it has been recorded as a deferred gain on retroactive reinsurance.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Written premiums	$781	$822	(5%)	$2,263	$2,417	(6%)
Change in unearned premium reserve	2	19	(89%)	16	14	14%
Earned premiums	779	803	(3%)	2,247	2,403	(6%)
Fee income	8	9	(11%)	26	28	(7%)
Losses and loss adjustment expenses
Current accident year before catastrophes	436	531	(18%)	1,255	1,548	(19%)
Current accident year catastrophes [1]	122	32	NM	196	114	72%
Prior accident year development [1]	(29)	(28)	(4%)	(396)	(25)	NM
Total losses and loss adjustment expenses	529	535	(1%)	1,055	1,637	(36%)
Amortization of DAC	60	64	(6%)	185	194	(5%)
Underwriting expenses	146	154	(5%)	447	464	(4%)
Amortization of other intangible assets	—	1	(100%)	3	4	(25%)
Underwriting gain	52	58	(10%)	583	132	NM
Net servicing income [2]	5	4	25%	10	11	(9%)
Net investment income [3]	41	46	(11%)	110	134	(18%)
Net realized capital gains (losses) [3]	3	9	(67%)	(12)	36	(133%)
Other expenses	(2)	—	NM	(1)	(1)	—%
Income before income taxes	99	117	(15%)	690	312	121%
Income tax expense [4]	20	23	(13%)	142	60	137%
Net income	$79	$94	(16%)	$548	$252	117%
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
[2]Includes servicing revenues of $23 for the three months ended September 30, 2020 and 2019 and $63 and $65 for the nine months ended September 30, 2020 and 2019, respectively. Includes servicing expenses of $18 and $19 for the three months ended September 30, 2020 and 2019, respectively, and $53 and $54 for the nine months ended September 30, 2020 and 2019.
[3]For discussion of consolidated investment results, see MD&A - Investment Results.
[4]For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2020	2019	Change	2020	2019	Change
Product Line
Automobile	$529	$562	(6%)	$1,544	$1,681	(8%)
Homeowners	252	260	(3%)	719	736	(2%)
Total	$781	$822	(5%)	$2,263	$2,417	(6%)
Earned Premiums
Product Line
Automobile	$541	$558	(3%)	$1,533	$1,670	(8%)
Homeowners	238	245	(3%)	714	733	(3%)
Total	$779	$803	(3%)	$2,247	$2,403	(6%)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2020	2019	2020	2019
Policies in-force end of period (in thousands)
Automobile			1,392	1,445
Homeowners			846	893
New business written premium
Automobile	$55	$58	$178	$173
Homeowners	$16	$21	$51	$57
Policy count retention [1]
Automobile	84%	85%	86%	85%
Homeowners	84%	86%	86%	85%
Renewal written price increase
Automobile	2.2%	4.1%	2.6%	4.8%
Homeowners	7.2%	5.9%	5.7%	6.9%
Renewal earned price increase
Automobile	3.1%	5.1%	3.7%	5.8%
Homeowners	5.3%	8.0%	5.6%	8.8%
Premium retention
Automobile [2]	85%	87%	81%	87%
Homeowners	91%	90%	91%	90%
[1]Policy count retention decreased in the three month period ended September 30, 2020 largely due to policy cancellations for non-payment of premium that had been temporarily suspended to provide policyholders additional time to pay their premium (until May 31, 2020 in most states).
[2]Premium retention for automobile decreased in the nine month period ended September 30, 2020 largely due to $81 of premium credits given to automobile policyholders. Excluding the impact of the premium credits, automobile premium retention would have been 86% in the nine month period ended September 30, 2020.
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2020	2019	Change	2020	2019	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.0	66.1	(10.1)	55.9	64.4	(8.5)
Current accident year catastrophes	15.7	4.0	11.7	8.7	4.7	4.0
Prior year development	(3.7)	(3.5)	(0.2)	(17.6)	(1.0)	(16.6)
Total loss and loss adjustment expense ratio	67.9	66.6	1.3	47.0	68.1	(21.1)
Expense ratio	25.4	26.2	(0.8)	27.1	26.4	0.7
Combined ratio	93.3	92.8	0.5	74.1	94.5	(20.4)
Impact of current accident year catastrophes and prior year development	(12.0)	(0.5)	(11.5)	8.9	(3.7)	12.6
Underlying combined ratio	81.4	92.3	(10.9)	83.0	90.8	(7.8)

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Product Combined Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Automobile
Combined ratio	81.3	95.7	(14.4)	84.6	95.3	(10.7)
Underlying combined ratio	84.9	98.8	(13.9)	87.4	96.4	(9.0)
Homeowners
Combined ratio	122.9	86.5	36.4	52.1	93.0	(40.9)
Underlying combined ratio	74.0	76.6	(2.6)	73.4	78.1	(4.7)
Net Income
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Net income decreased by $15 for the three months ended September 30, 2020, primarily due to higher current accident year catastrophe losses, lower net realized capital gains and lower net investment income, largely offset by lower current accident year losses in automobile due to effects of the COVID-19 pandemic that has resulted in a reduction in claim frequency associated with insureds driving less due to shelter-in-place guidelines as well as lower underwriting expenses, including amortization of DAC.
Net income increased by $296 for the nine month period, primarily due to favorable prior accident year development in the 2020 period, lower current accident year losses in automobile due to effects of the COVID-19 pandemic, and lower underwriting expenses, partially offset by a reduction in earned premium, including the effect of $81 in premium credits given to automobile policyholders in the second quarter of 2020, a change to net realized capital losses in the 2020 period and lower net investment income, primarily driven by lower income from limited partnerships and other alternative investments.
Underwriting Gain
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Underwriting gain decreased for the three months ended September 30, 2020, primarily due to higher current accident year catastrophe losses, largely offset by lower current accident year losses in automobile due to effects of the COVID-19 pandemic as well as lower underwriting expenses, including amortization of DAC.
Underwriting gain increased for the nine months ended September 30, 2020, primarily due to favorable prior accident year development in the 2020 period driven by a reduction in prior year catastrophe reserves, lower current accident year losses in automobile due to effects of the COVID-19 pandemic, and lower underwriting expenses, partially offset by a reduction in earned premium, including the effect of $81 in premium credits given to automobile policyholders in the second quarter of 2020.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Earned premiums decreased in both the three and nine month periods ending September 30, 2020, reflecting a decline in written premium over the prior twelve months in both Agency channels and in AARP Direct and, for the nine month period, the effect of $81 of premium credits given to automobile policyholders in the second quarter of 2020 in recognition of shelter-in-place guidelines that have resulted in a decline in miles driven.
Written premiums decreased in both the three and nine month periods in AARP Direct and both Agency channels. For automobile, written premium in the nine month period in 2020 included a reduction for the $81 of premium credits given to policyholders in the second quarter. Written premium for both automobile and homeowners declined as the amount of non-renewed premium exceeded the new business premium.
Renewal written pricing increases for both the three and nine month periods were lower in 2020 in automobile in response to moderating loss cost trends. For homeowners, while written pricing increases had moderated during the first half of 2020, written pricing increases were higher in third quarter 2020 due to the rate need arising from catastrophe and other property claims experience.
Policy count retention decreased in both automobile and homeowners in third quarter 2020, partly due to policy cancellations for non-payment that had been temporarily suspended in second quarter 2020. Policy count retention increased for both auto and homeowners in the nine month period reflecting the effect of moderating renewal written price increases.
Premium retention for automobile decreased in the three month period, reflecting the decrease in policy count retention and decreased in the nine month period mostly due to the $81 of automobile premium credits given to policyholders in the second quarter of 2020. Premium retention for homeowners improved in both the three and nine month periods driven by renewal rate increases, partially offset by a decline in policy count retention for the three month period.
Policies in-force decreased in 2020 in both automobile and homeowners, driven by not generating enough new business to offset the loss of non-renewed policies.
Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
66.1
56.0
64.4
55.9
Sep 30 2019 QTD
Sep 30 2020 QTD
Sep 30 2019 YTD
Sep 30 2020 YTD

Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Current accident year Loss and LAE ratio before catastrophes decreased for the three and nine months ended September 30, 2020 in both automobile and homeowners. For automobile, the loss and loss adjustment expense ratio benefited from earned pricing increases and from lower claim frequency, primarily driven by shelter-in-place guidelines due to the COVID-19 pandemic. For homeowners, in both the three and nine month periods, the primary driver was fewer non-catastrophe weather claims.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Current accident year catastrophe losses for the three months ended September 30, 2020 were primarily from Pacific Coast wildfires, tropical storm Isaias, hurricane Laura, a Midwest derecho, and other wind and hail events, mostly in the Central Plains. Current accident year catastrophe losses for the three months ended September 30, 2019 were primarily from wind and hail events in the Midwest and Mountain West and losses from hurricane Dorian and tropical storm Imelda.
Current accident year catastrophe losses for the nine months ended September 30, 2020 were primarily from Pacific Coast wildfires, tropical storm Isaias, hurricane Laura and various tornado, wind and hail events in the South, Midwest, and Central Plains. Catastrophe losses for the nine months ended September 30, 2019 primarily included winter storms across the country and tornado, wind and hail events in the South, Midwest, and Mountain West.
Prior accident year development was favorable in both the three and nine month periods, with the favorable development in the nine month period principally due to a reduction in catastrophe loss reserves. Prior accident year development for both the three and nine month periods included reserve decreases from lower estimated automobile liability claim severity for the 2017 and 2018 accident years. The reduction in catastrophe loss reserves for the nine month period was driven by lower estimated losses for the 2017 and 2018 California wildfires, including a $260 subrogation benefit from PG&E, as well as a reduction in losses for various 2018 and 2019 wind and hail events. Prior accident year development was favorable in both the three and nine months ended September 30, 2019 primarily due to a decrease in automobile liability reserves for the 2017 accident year.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$11	$—	NM	$15	$9	67%
Total losses and loss adjustment expenses	11	—	NM	15	9	67%
Underwriting expenses	2	3	(33%)	8	9	(11%)
Underwriting loss	(13)	(3)	NM	(23)	(18)	(28%)
Net investment income [2]	14	21	(33%)	40	64	(38%)
Net realized capital gains (losses) [2]	2	4	(50%)	(3)	17	(118%)
Income before income taxes	3	22	(86%)	14	63	(78%)
Income tax expense [3]	1	4	(75%)	2	11	(82%)
Net income	$2	$18	(89%)	$12	$52	(77%)
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Net income decreased for both the three and nine month periods, primarily due to an increase in net unfavorable prior accident year development, a decrease in net investment income and, for the nine month period, a change from net realized capital gains to net realized capital losses.
Underwriting loss increased for both the three and nine month periods, primarily due to an increase in net unfavorable prior accident year development. Net unfavorable prior accident year reserve development in the 2020 periods included reserve increases for sexual molestation and assumed reinsurance.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2020. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2019 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Premiums and other considerations	$1,361	$1,382	(2%)	$4,175	$4,213	(1%)
Net investment income [1]	117	121	(3%)	324	363	(11%)
Net realized capital gains [1]	9	14	(36%)	4	26	(85%)
Total revenues	1,487	1,517	(2%)	4,503	4,602	(2%)
Benefits, losses and loss adjustment expenses	1,005	983	2%	3,045	3,098	(2%)
Amortization of DAC	13	14	(7%)	39	41	(5%)
Insurance operating costs and other expenses	312	329	(5%)	991	968	2%
Amortization of other intangible assets	10	10	—%	30	31	(3%)
Total benefits, losses and expenses	1,340	1,336	—%	4,105	4,138	(1%)
Income before income taxes	147	181	(19%)	398	464	(14%)
Income tax expense [2]	28	35	(20%)	74	87	(15%)
Net income	$119	$146	(18%)	$324	$377	(14%)
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 13 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Fully insured – ongoing premiums	$1,316	$1,337	(2%)	$3,988	$4,072	(2%)
Buyout premiums	1	—	NM	55	6	NM
Fee income	44	45	(2%)	132	135	(2%)
Total premiums and other considerations	$1,361	$1,382	(2%)	$4,175	$4,213	(1%)
Fully insured ongoing sales, excluding buyouts	$134	$74	81%	$668	$580	15%

Ratios, Excluding Buyouts
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Group disability loss ratio	65.3%	64.4%	0.9	66.4%	69.0%	(2.6)
Group life loss ratio	87.5%	80.8%	6.7	82.6%	80.0%	2.6
Total loss ratio	73.8%	71.1%	2.7	72.6%	73.5%	(0.9)
Expense ratio [1]	24.3%	24.9%	(0.6)	25.4%	24.1%	1.3
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Margin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net income margin	8.0%	9.6%	(1.6)	7.2%	8.2%	(1.0)
Adjustments to reconcile net income margin to core earnings margin:
Net realized capital losses (gains) excluded from core earnings, before tax	(0.6%)	(0.9%)	0.3	(0.1%)	(0.5%)	0.4
Integration and transaction costs associated with acquired business, before tax	0.3%	0.6%	(0.3)	0.3%	0.6%	(0.3)
Income tax benefit	0.2%	0.1%	0.1	—%	—%	—
Impact of excluding buyouts from denominator of core earnings margin	—%	—%	—	0.1%	—%	0.1
Core earnings margin	7.9%	9.4%	(1.5)	7.5%	8.3%	(0.8)
Net Income
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Net income decreased for the three and nine month periods, primarily due to COVID-19 benefits and incurred losses in 2020, lower net investment income, lower net realized capital gains and, for the nine month period, higher insurance operating costs and other expenses, partially offset by higher recoveries and lower claim incidence on group disability claims. Also contributing to the decrease for the three month period was an increase in prior incurral year group life reserves for late reported claims and less favorable prior incurral year development for disability, largely due to a change to recovery assumptions on long-term disability claims in third quarter 2019 that reduced losses in that period. COVID-19 incurred benefits and losses in the three and nine months ended September 30, 2020 included $28 and $71, respectively, of group life claims and $7 and $18, respectively, of incurred losses on short-term disability and New York paid family leave claims. Lower net investment income was primarily driven by lower reinvestment rates and lower income from limited partnership and other alternative investments.
Insurance operating costs and other expenses decreased in the three month period and increased in the nine month period. The three month period benefited from lower incentive compensation and travel costs as well as a reduction in the allowance for credit losses on premiums receivable. The increase in expenses for the nine month period included higher information technology ("IT") and other costs related to improving the customer experience, partially offset by lower incentive compensation and travel costs. Both the three month and nine month periods also benefited from lower integration costs.
Fully Insured Ongoing Premiums
[1] Other of $64 and $70 is included in the three months ended September 30, 2019, and 2020, respectively, and $187 and $200 for the nine months ended September 30, 2019, and 2020 is included in the total.
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Fully insured ongoing premiums decreased for the three and nine month periods, principally driven by a decrease in group life and, for the nine month period, a decrease in group

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

disability with the declines resulting primarily from lower insured exposure on in-force policies. Premiums for voluntary business increased in both the three and nine month periods, primarily due to strong sales and persistency.
Fully insured ongoing sales, excluding buyouts increased in both the three and nine month periods with increases in both group disability and group life.
Ratios
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Total loss ratio increased 2.7 points for the three month period due to an increase in both the life and disability loss ratio. The group life loss ratio increased 6.7 points with increases in both the current and prior incurral years. The current incurral year loss ratio increased 1.8 points due to COVID-19 life claims of 4.7 points (or $28) in the third quarter of 2020, partially offset by favorable non-COVID-19 life mortality. Prior incurral year development for group life was unfavorable to third quarter 2019, primarily due to updating reserve assumptions related to late reported death claims. The disability loss ratio increased 0.9 points in third quarter 2020 with 4.7 points of less favorable prior incurral year development, partially offset by a lower current incurral year loss ratio of 3.5 points. Prior incurral year development in third quarter 2019 included a 2.7 point benefit from favorable changes in long-term disability reserve assumptions and a 1.1 point benefit from an experience refund related to the New York Paid Family Leave product. The favorable change in long-term disability reserve assumptions in third quarter 2019 was largely driven from updating our claim recovery probabilities to more recent experience. The current incurral year disability loss ratio decreased primarily due to lower claim incidence, partially offset by 1.0 points (or $7) of COVID-19 short-term disability claims.
Total loss ratio decreased 0.9 points for the nine month period reflecting a lower group disability loss ratio, partially offset by a higher group life ratio. The group life loss ratio increased 2.6 points for the nine month period primarily due to a higher current incurral year loss ratio driven by 3.9 points (or $71) of COVID-19 life claims. Prior incurral year development for group life was more favorable due to favorable mortality emergence on the prior incurral year recognized in the three month period ended March 31, 2020, partially offset by the reserve assumption update related to late reported death claims. The group disability loss ratio decreased 2.6 points for the nine month period with a 1.1 point improvement in the current incurral year loss ratio and 1.2 points of more favorable prior incurral year development. The current incurral year group disability loss ratio improved1.1 points as lower claim incidence more than offset 0.9 points ($18) of COVID-19 short-term disability and New York Paid Family Leave claims. The more favorable prior incurral year development in group disability was driven by higher claim recoveries and continued improving claim incidence, partially offset by the favorable impacts in 2019 from the long term disability reserve assumption update.
Expense ratio decreased 0.6 points in the three month period and increased 1.3 points for the nine month period. The three month period benefited from lower incentive compensation and travel costs as well as a reduction in the allowance for credit losses on premiums receivable. The expense ratio increased for the nine month period driven by higher IT and other costs related to improving the customer experience, partially offset by lower incentive compensation and travel costs.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

HARTFORD FUNDS
Results of Operations
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Fee income and other revenue	$250	$254	(2%)	$724	$743	(3%)
Net investment income	1	1	—%	3	5	(40%)
Net realized capital gains	5	1	NM	2	3	(33%)
Total revenues	256	256	—%	729	751	(3%)
Amortization of DAC	4	3	33%	11	9	22%
Operating costs and other expenses	197	202	(2%)	569	607	(6%)
Total benefits, losses and expenses	201	205	(2%)	580	616	(6%)
Income before income taxes	55	51	8%	149	135	10%
Income tax expense [1]	11	11	—%	30	27	11%
Net income	$44	$40	10%	$119	$108	10%
Daily average Hartford Funds AUM	$122,528	$119,738	2%	$117,693	$116,635	1%
ROA [2]	14.4	13.3	8%	13.5	12.4	9%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized capital losses excluded from core earnings, before tax	(1.6)	(0.4)	NM	(0.2)	(0.3)	33%
Effect of income tax expense [1]	0.3	—	NM	—	—	—%
ROA, core earnings [2]	13.1	12.9	2%	13.3	12.1	10%
[1]For discussion of income taxes, see Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Mutual Fund and ETP AUM - beginning of period	$104,721	$106,889	(2%)	$112,533	$91,557	23%
Sales - mutual fund	5,878	5,199	13%	21,505	17,218	25%
Redemptions - mutual fund	(7,064)	(6,126)	(15%)	(24,599)	(18,123)	(36%)
Net flows - ETP	(80)	127	(163%)	(271)	874	(131%)
Net flows - mutual fund and ETP	(1,266)	(800)	(58%)	(3,365)	(31)	NM
Change in market value and other	6,586	(129)	NM	873	14,434	(94%)
Mutual fund and ETP AUM - end of period	110,041	105,960	4%	110,041	105,960	4%
Talcott Resolution life and annuity separate account AUM [1]	13,669	14,021	(3%)	13,669	14,021	(3%)
Hartford Funds AUM - end of period	$123,710	$119,981	3%	$123,710	$119,981	3%
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Mutual Fund and ETP AUM by Asset Class

	September 30,
	2020	2019	Change
Equity	$70,649	$66,999	5%
Fixed Income	15,655	15,685	—%
Multi-Strategy Investments [1]	21,116	20,429	3%
Exchange-traded Products	2,621	2,847	(8)%
Mutual Fund and ETP AUM	$110,041	$105,960	4%
[1]Includes balanced, allocation, and alternative investment products.
Net Income
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Net income increased for the three month period due to an increase in net realized capital gains due to mark-to-market gains on Company assets invested in some of the funds and lower operating costs, largely offset by a decrease in fee income. Net income increased for the nine month period due to lower operating costs, including a reduction in contingent consideration of $12 before tax associated with the acquisition of Lattice, partly offset by a decrease in fee income and a decrease in net investment income. The decrease in investment management fee revenue in the three and nine months ended September 30, 2020 was primarily the result of a continued shift to lower fee generating assets. See Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements for additional information regarding contingent consideration payable.
Hartford Funds AUM
September 30, 2020 compared to September 30, 2019
Hartford Funds AUM increased compared to the prior
year due to an increase in market values, partially offset by net outflows, along with the continued runoff of AUM related to the Talcott Resolution life and annuity separate account AUM. Net flows from mutual funds and ETP were outflows of $3.4 billion in first nine months of 2020 compared to outflows of $31 in first nine months of 2019.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Fee income	$13	$14	(7%)	$38	$38	—%
Other revenue (loss)	(21)	24	(188%)	54	68	(21%)
Net investment income	3	10	(70%)	16	51	(69%)
Net realized capital gains (losses)	13	1	NM	(2)	21	(110%)
Total revenues	8	49	(84%)	106	178	(40%)
Benefits, losses and loss adjustment expenses [1]	1	5	(80%)	13	10	30%
Insurance operating costs and other expenses	9	20	(55%)	59	66	(11%)
Loss on extinguishment of debt [2]	—	90	(100%)	—	90	(100%)
Interest expense [2]	58	67	(13%)	179	194	(8%)
Restructuring and other costs	87	—	NM	87	—	NM
Total benefits, losses and expenses	155	182	(15%)	338	360	(6%)
Loss before income taxes	(147)	(133)	(11%)	(232)	(182)	(27%)
Income tax benefit [3]	(39)	(34)	(15%)	(51)	(40)	(28%)
Net loss	(108)	(99)	(9%)	(181)	(142)	(27%)
Preferred stock dividends	6	11	(45%)	16	16	—%
Net loss available to common stockholders	$(114)	$(110)	(4)%	$(197)	$(158)	(25)%
[1]Includes benefits expense on life and annuity business previously underwritten by the Company.
[2] For discussion of debt, see Note 12 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13- Debt of Notes to Consolidated Financial Statement in The Hartford's 2019 Form 10-K Annual Report.
[3] For discussion of income taxes, see Note 13 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.
Net Loss
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Net loss increased for the three month period, primarily due to restructuring costs of $87 before tax in third quarter 2020 in connection with the Company’s Hartford Next operational transformation and cost reduction plan, a change from income to losses from the Company's retained equity interest in the former life and annuity operations included in other income, largely offset by a $90 before tax loss on extinguishment of debt in third quarter 2019. In addition, a decrease in interest expense and increase in net realized capital gains was partly offset by lower net investment income.

Net loss increased for the nine month period primarily due to restructuring costs of $87 before tax, lower net investment income, a change from net realized capital gains to net realized capital losses and lower transition services revenue, partially offset by a $90 before tax loss on extinguishment of debt in 2019, transaction costs incurred in 2019 in connection with the acquisition of Navigators Group and lower interest expense.

Income (loss) before tax from the Company's retained equity interest in the former life and annuity operations was ($21) and $43, respectively for the three and nine months ended September 30, 2020 and was $14 and $45, respectively, for the three and nine months ended September 30, 2019. Net income declined in

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

both the three and nine-month periods primarily due to a lower yield on short-term investments.

Interest Expense
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Interest expense decreased for both the three and nine month periods primarily due to the repayment of our 5.5% senior notes in March of 2020.

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
The Company's enterprise risk management ("ERM") function supports the ERCC and functional committees, and is tasked with, among other things:
•risk identification and assessment;
•the development of risk appetites, tolerances, and limits;
•risk monitoring; and
•internal and external risk reporting.
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
Sources of Insurance Risk Non-catastrophe insurance risks exist within each of the Company's segments except Hartford Funds and include:
•Property- Risk of loss to personal or commercial property from automobile related accidents, weather, explosions, smoke, shaking, fire, theft, vandalism, inadequate installation, faulty equipment, collisions and falling objects, and/or machinery mechanical breakdown resulting in physical damage and other covered perils.
•Liability- Risk of loss from automobile related accidents, uninsured and underinsured drivers, lawsuits from accidents, defective products, breach of warranty, negligent acts by professional practitioners, environmental claims, latent exposures, fraud, coercion, forgery, failure to fulfill obligations per contract surety, liability from errors and omissions, losses from political and credit coverages, losses from derivative lawsuits, and other securities actions and covered perils.
•Mortality- Risk of loss from unexpected trends in insured deaths impacting timing of payouts from group life insurance, personal or commercial automobile related accidents, and death of employees or executives during the course of employment, while on disability, or while collecting workers compensation benefits.
•Morbidity- Risk of loss to an insured from illness incurred during the course of employment or illness from other covered perils.
•Disability- Risk of loss incurred from personal or commercial automobile related losses, accidents arising outside of the workplace, injuries or accidents incurred during the course of employment, or from equipment, with each loss resulting in short term or long-term disability payments.
•Longevity- Risk of loss from increased life expectancy trends among policyholders receiving long-term benefit payments.
•Cyber Insurance- Risk of loss to property, breach of data and business interruption from various types of cyber-attacks.

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

Primary Catastrophe Treaty Reinsurance Coverages as of September 30, 2020 [1]

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
[2]In addition to the Property Occurrence Treaty, for Florida wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting at 6/1. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage estimated at approximately $67 of per event losses in excess of a $27 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
[3]Portions of this layer of coverage extend beyond a traditional one year term.
[4]The aggregate treaty is not limited to a single event; rather, it is designed to provide reinsurance protection for the aggregate of all catastrophe events (up to $350 per event), either designated by the Property Claim Services office of Verisk or, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand. All catastrophe losses apply toward satisfying the $700 attachment point under the aggregate treaty.
[5]In addition to the limits shown, the workers' compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of $30 in per event losses in excess of a $20 retention.
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
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two adverse development cover (“ADC”) reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) and the other covers substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”). For more information on the A&E ADC and the Navigators ADC, see Note - 1, Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford's 2019 Form 10-K Annual Report and Note -10, Reserve for Unpaid Losses and Loss Adjustment Expenses of this Form 10-Q.
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
In response to COVID-19 the Company has implemented a number of mitigation strategies to address potential operational impacts, including:
•Activated our cross-functional Crisis Management Team (CMT) comprising of representatives from areas such as the Business Resiliency Office, IT, Corporate Health & Well-being, Employee Relations, Security, Facilities and Communications
•Enabled the vast majority of employees to work from home with no material impacts to operations; for employees in the office, various protocols have been implemented to promote employee health and safety including, but not limited to, the use of personal protective equipment, practicing social distancing and enhanced cleaning
•Strengthened technology infrastructure and expanded policies for accessing the Company’s network remotely
•Actively worked with sourcing partners to ensure they were implementing their business continuity plans
•Provided support to employees through our Corporate, Health & Well-being team comprised of healthcare professionals to identify and isolate employees with potential COVID-19 exposure.
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
Impact A decline in creditworthiness is typically reflected as an increase in an investment’s credit spread and an associated decline in the investment's fair value, potentially resulting in recording an ACL and an increased probability of a realized loss upon sale. In certain instances, counterparties may default on their obligations and the Company may realize a loss on default. Premiums receivable, including premiums for retrospectively rated plans, reinsurance recoverable and deductible losses recoverable are also subject to credit risk based on the counterparty’s unwillingness or inability to pay.
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
The Company manages credit risk through the use of various surveillance, analyses and governance processes. The investment, derivatives and reinsurance areas have formal policies and procedures for counterparty approvals and authorizations, which establish criteria defining minimum levels of creditworthiness and financial stability for eligible counterparties. Credits considered for investment are subject to underwriting reviews and private securities are subject to management approval. Mitigation strategies vary across the three sources of credit risk, but may include:
•Investing in a portfolio of high-quality and diverse securities;
•Selling investments subject to credit risk;
•Hedging through use of credit default swaps;
•Clearing transactions through central clearing houses that require daily variation margin;
•Entering into contracts only with strong creditworthy institutions;
•Requiring collateral; and
•Non-renewing policies/contracts or reinsurance treaties.
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
As of September 30, 2020, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity.  The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the nine months ended September 30, 2020, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 14 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
In addition, since our Hartford Funds segment revenues are based on average daily assets under management, a decline in equity markets could reduce assets under management and, in such case, would reduce our fee income from that segment.
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
Equity Sensitivity [1]

	As of September 30, 2020			As of December 31, 2019
		Shock to S&P 500			Shock to S&P 500
(Before tax)	Fair Value	+20%	-20%	Fair Value	+20%	-20%
Investment Portfolio	$2,224	$246	$(246)	$3,295	$440	$(407)
Assets supporting pension and other post-retirement benefit plans	$1,433	$223	$(223)	$1,372	$230	$(230)
[1]Table excludes the Company's investment in Hopmeadow Holdings LP which is reported in other assets on the Company's Condensed Consolidated Balance Sheets.

Hartford Funds assets under management
Hartford Funds earnings are significantly influenced by the U.S. and other equity markets. If equity markets were to hypothetically decline 20% and remain depressed for one year, the estimated before tax impact on reported earnings for that one year period is a decrease of $50 as of September 30, 2020. The selection of the 20% shock to the S&P 500 was made only as an illustration to the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
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

Fixed Maturities, AFS by Credit Quality
	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,276	$5,650	12.8%	$5,478	$5,644	13.4%
AAA	6,458	6,789	15.4%	6,412	6,617	15.7%
AA	7,620	8,152	18.5%	7,746	8,146	19.3%
A	10,454	11,414	25.9%	10,144	10,843	25.7%
BBB	9,485	10,291	23.4%	8,963	9,530	22.6%
BB & below	1,780	1,748	4.0%	1,335	1,368	3.3%
Total fixed maturities, AFS	$41,073	$44,044	100.0%	$40,078	$42,148	100.0%

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The fair value of fixed maturities, AFS increased as compared to December 31, 2019, primarily due to net additions of corporate securities and an increase in valuations as a result of a decline in interest rates, partially offset by wider credit spreads. Fixed Maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Fixed Maturities, AFS by Type
	September 30, 2020						December 31, 2019
	Amortized Cost	ACL [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,320	$—	$37	$—	$1,357	3.1%	$1,350	$16	$(3)	$1,363	3.2%
Other	129	—	4	—	133	0.3%	111	2	—	113	0.3%
Collateralized loan obligations ("CLOs")	2,465	—	4	(20)	2,449	5.6%	2,186	5	(8)	2,183	5.2%
CMBS
Agency [2]	1,804	—	121	(7)	1,918	4.3%	1,878	43	(7)	1,914	4.5%
Bonds	2,151	—	144	(23)	2,272	5.2%	2,108	86	(4)	2,190	5.2%
Interest only	245	—	10	(1)	254	0.6%	224	12	(2)	234	0.6%
Corporate
Basic industry	677	—	53	(4)	726	1.6%	539	31	(1)	569	1.4%
Capital goods	1,528	—	119	(21)	1,626	3.7%	1,495	72	(9)	1,558	3.7%
Consumer cyclical	1,340	(6)	97	(4)	1,427	3.2%	991	57	(1)	1,047	2.5%
Consumer non-cyclical	2,861	(1)	266	(7)	3,119	7.1%	2,372	137	(3)	2,506	5.9%
Energy	1,457	(1)	107	(22)	1,541	3.5%	1,550	96	(3)	1,643	3.9%
Financial services	4,405	(21)	330	(10)	4,704	10.7%	3,977	192	(4)	4,165	9.9%
Tech./comm.	2,582	—	320	(7)	2,895	6.6%	2,360	208	—	2,568	6.1%
Transportation	683	—	73	(5)	751	1.7%	743	44	—	787	1.9%
Utilities	1,955	—	205	(2)	2,158	4.9%	2,019	132	(4)	2,147	5.1%
Other	442	—	27	—	469	1.1%	389	17	—	406	1.0%
Foreign govt./govt. agencies	901	—	83	—	984	2.2%	1,057	66	—	1,123	2.7%
Municipal bonds
Taxable	1,088	—	98	(2)	1,184	2.7%	815	45	(1)	859	2.0%
Tax-exempt	7,403	(3)	731	(5)	8,126	18.4%	7,948	692	(1)	8,639	20.5%
RMBS
Agency	2,229	—	101	(1)	2,329	5.3%	2,409	57	(1)	2,465	5.8%
Non-agency	1,732	—	43	(1)	1,774	4.0%	1,786	17	(2)	1,801	4.2%
Alt-A	33	—	1	—	34	0.1%	40	3	—	43	0.1%
Sub-prime	400	—	11	—	411	0.9%	540	20	—	560	1.3%
U.S. Treasuries	1,243	—	160	—	1,403	3.2%	1,191	75	(1)	1,265	3.0%
Total fixed maturities, AFS	$41,073	$(32)	$3,145	$(142)	$44,044	100.0%	$40,078	$2,125	$(55)	$42,148	100.0%
Fixed maturities, FVO					$—					$11
Equity securities, at fair value					$819					$1,657
[1]Represents the ACL recorded following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
[2] Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared with December 31, 2019, primarily due to net additions of corporate securities and an increase in valuations as a result of a decline in interest rates, partially offset by wider credit spreads. The Company increased holdings in consumer cyclical and non-
cyclical, financial services and technology/communication corporate bonds as well as in CLOs and taxable municipal bonds, while simultaneously reducing holdings in tax-exempt municipal bonds and RMBS.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy Exposure
Oil prices came under significant pressure during the first half of 2020, particularly during March and April, largely due to the unprecedented reduction in demand stemming from the global pandemic as well as a decision by Saudi Arabia to raise production despite declining demand. The uncertain outlook caused credit spreads to widen for corporate and sovereign issuers that participate in the exploration, production, transportation and refining of oil and gas. Subsequently, OPEC Plus' agreement to reduce production in combination with recovering demand from economic re-openings has contributed to a recovery in oil prices, although still to historically low levels. With the stabilization of oil prices, credit spreads have recovered meaningfully. Ultimately, the impact of the price volatility in the energy sector on the
Company’s invested assets, will be determined by the severity and duration of the decline in energy prices and the ability of the issuers to maintain liquidity, manage their indebtedness, and navigate the growing consolidation trends within the industry.
The Company's direct exposure within its investment portfolio to the energy sector totals approximately 3% of invested assets as of September 30, 2020 and is primarily comprised of investment grade corporate debt. These investments are diversified by issuer and different sub-sectors of the energy market, with the highest exposure to the midstream industry and the lowest to refining services. The following table summarizes the Company's exposure to the energy sector by security type and credit quality.

Exposure to Energy
	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate securities, AFS and Equity securities, at fair value
Investment grade	$1,218	$1,317	$1,425	$1,516
Below investment grade	239	224	125	127
Equity securities, at fair value	6	6	45	45
Total corporate, AFS and equity securities, at fair value	1,463	1,547	1,595	1,688
Foreign govt./govt. agencies
Investment grade	225	259	232	254
Below investment grade	9	9	9	10
Total foreign govt./govt. agencies, AFS	234	268	241	264
Other	5	6	20	21
Total energy exposure	$1,702	$1,821	$1,856	$1,973
The Company manages the credit risk associated with the energy sector within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis. The Company considers alternate scenarios including oil prices remaining at low levels for an extended period and/or declining significantly below current levels. For additional details regarding the Company’s management of credit risks, see the Credit Risk Section of this MD&A. The Company has evaluated available-for-sale securities with exposure to energy for a potential ACL as of September 30, 2020 and concluded that for the securities in an unrealized loss position, it is more likely than not that the Company will recover the entire amortized cost basis of the securities. In addition, no other securities in the table above have been identified as intent-to-sell, nor is the Company required to sell. For additional details regarding the Company’s impairment process, see the Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments section below.
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Securities by Type table.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of September 30, 2020
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,800	$1,914	$4	$4	$—	$—	$—	$—	$—	$—	$1,804	$1,918
Bonds	1,027	1,114	552	587	433	425	132	141	7	5	2,151	2,272
Interest Only	162	169	65	68	12	12	4	4	2	1	245	254
Total CMBS	2,989	3,197	621	659	445	437	136	145	9	6	4,200	4,444
RMBS
Agency	2,206	2,304	23	25	—	—	—	—	—	—	2,229	2,329
Non-Agency	1,080	1,112	335	343	289	291	27	27	1	1	1,732	1,774
Alt-A	—	—	5	4	4	4	2	2	22	24	33	34
Sub-Prime	3	3	31	32	129	132	109	112	128	132	400	411
Total RMBS	3,289	3,419	394	404	422	427	138	141	151	157	4,394	4,548
Total CMBS & RMBS	$6,278	$6,616	$1,015	$1,063	$867	$864	$274	$286	$160	$163	$8,594	$8,992

Exposure to CMBS & RMBS Bonds as of December 31, 2019
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,878	$1,914	$—	$—	$—	$—	$—	$—	$—	$—	$1,878	$1,914
Bonds	1,013	1,055	561	576	416	438	118	121	—	—	2,108	2,190
Interest Only	150	158	67	70	—	—	5	5	2	1	224	234
Total CMBS	3,041	3,127	628	646	416	438	123	126	2	1	4,210	4,338
RMBS
Agency	2,386	2,441	23	24	—	—	—	—	—	—	2,409	2,465
Non-Agency	1,215	1,226	300	304	257	257	13	13	1	1	1,786	1,801
Alt-A	—	—	8	8	4	4	8	9	20	22	40	43
Sub-Prime	9	9	56	57	167	173	164	171	144	150	540	560
Total RMBS	3,610	3,676	387	393	428	434	185	193	165	173	4,775	4,869
Total CMBS & RMBS	$6,651	$6,803	$1,015	$1,039	$844	$872	$308	$319	$167	$174	$8,985	$9,207
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
As of September 30, 2020, mortgage loans had an amortized cost of $4.5 billion and carrying value of $4.5 billion, with an ACL of $38. As of December 31, 2019, mortgage loans had an amortized cost of $4.2 billion and carrying value of $4.2 billion, with no valuation allowance. The increase in the allowance is attributable to both the recognition of an ACL in connection with the adoption of accounting guidance for credit losses on January 1, 2020 and the result of the COVID-19 pandemic and its impacts on the economic forecasts, as well as lower estimated property values and operating income as compared to the prior year. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company funded $498 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 3.2% during the nine months ended September 30, 2020. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality industrial and multi-family properties with strong LTV ratios. There were no mortgage loans held for sale as of September 30, 2020 or
December 31, 2019.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds
	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,043	$1,179	AA+	$1,157	$1,268	AA
Pre-refunded [1]	880	936	AAA	936	985	AAA
Revenue
Transportation	1,364	1,529	A	1,509	1,675	A+
Health Care	1,294	1,399	A+	1,360	1,454	A+
Leasing [2]	865	936	AA-	781	842	AA-
Education	802	883	AA	784	853	AA
Water & Sewer	644	688	AA	660	700	AA
Sales Tax	454	512	AA	456	517	AA
Power	350	396	A+	339	374	A
Housing	109	116	AA+	114	117	AA+
Other	686	736	AA-	667	713	AA-
Total Revenue	6,568	7,195	AA-	6,670	7,245	AA-
Total Municipal	$8,491	$9,310	AA-	$8,763	$9,498	AA-
[1]Pre-refunded bonds are bonds for which an irrevocable trust containing sufficient U.S. treasury, agency, or other securities has been established to fund the remaining payments of principal and interest.
[2]Leasing revenue bonds are generally the obligations of a financing authority established by the municipality that leases facilities back to a municipality. The notes are typically secured by lease payments made by the municipality that is leasing the facilities financed by the issue. Lease payments may be subject to annual appropriation by the municipality or the municipality may be obligated to appropriate general tax revenues to make lease payments.
As of both September 30, 2020 and December 31, 2019, the largest issuer concentrations were the New York City Transitional Finance Authority, the Commonwealth of Massachusetts, and the New York Dormitory Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 17% of the fair value of the Company's investment portfolio. While COVID-19 has had an impact on many municipal issuers, the average credit quality of the Company’s holdings is AA-, and the Company believes the issuers in which it invests have multiple levers to maintain the strength of their credit profile.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds, and private equity funds. Real estate funds consist of investments primarily in real estate joint ventures and, to a lesser extent, equity funds. Private equity funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential, and strong owner sponsorship, as well as limited exposure to public markets.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$6	15.1%	2	8.0%	$4	3.9%	$4	8.4%
Real estate funds	19	18.6%	21	19.0%	33	10.7%	55	16.8%
Private equity funds	37	16.9%	38	19.2%	29	4.5%	96	16.7%
Other alternative investments [1]	21	22.2%	4	4.6%	4	1.3%	26	9.2%
Total	$83	18.3%	$65	15.3%	$70	5.2%	$181	14.7%

Investments in Limited Partnerships and Other Alternative Investments
	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Hedge funds	$147	7.9%	$94	5.3%
Real estate funds	428	22.9%	407	23.2%
Private equity and other funds	894	47.8%	851	48.4%
Other alternative investments [1]	399	21.4%	406	23.1%
Total	$1,868	100.0%	$1,758	100.0%
[1] Consists of an insurer-owned life insurance policy which is invested in hedge funds and other investments.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $142 as of September 30, 2020 and have increased $87, from December 31, 2019, primarily due to wider credit spreads, partially offset by lower interest rates. As of September 30, 2020, $116 of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $26 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% are primarily related to one variable-rate coupon corporate issuer with a long-dated maturity date and two corporate issuers within the energy industry, which are depressed primarily due to wider credit spreads since the securities were purchased.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its fixed maturities, AFS securities in an unrealized loss position and concluded that these fixed maturities are temporarily depressed and are expected to recover in value as the securities approach maturity or as market spreads tighten. For these fixed maturities in an unrealized loss position where an ACL has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s ACL analysis, see the Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments section below.

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	September 30, 2020				December 31, 2019
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	285	$2,127	$(19)	$2,108	347	$2,529	$(15)	$2,514
Greater than three to six months	23	61	(2)	59	114	712	(8)	704
Greater than six to nine months	348	2,262	(77)	2,185	50	190	(2)	188
Greater than nine to eleven months	27	130	(4)	126	15	24	(1)	23
Twelve months or more	215	1,028	(40)	988	345	1,440	(29)	1,411
Total	898	$5,608	$(142)	$5,466	871	$4,895	$(55)	$4,840

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	September 30, 2020				December 31, 2019
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	7	$17	$(5)	$12	—	$—	$—	$—
Greater than three to six months	4	65	(16)	49	5	2	(1)	1
Greater than six to nine months	2	5	(2)	3	—	—	—	—
Twelve months or more	26	6	(3)	3	32	10	(4)	6
Total	39	$93	$(26)	$67	37	$12	$(5)	$7
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and nine months ended September 30, 2020
The Company recorded net credit losses on fixed maturities, AFS of $1 and $33, respectively, for the three and nine months ended September 30, 2020. The losses for the three months ended September 30, 2020, were primarily attributable to one tax-exempt municipal bond impacted by COVID-19, partially offset by increases in the fair value of securities that had an ACL recorded in prior periods. For the nine months ended September 30, 2020, net credit losses primarily include an increase in ACL for corporate fixed maturities, mainly one private regional and commercial aircraft lessor and one cruise line issuer. Unrealized losses on securities with ACL recognized in other comprehensive income were $0 and $1 for the three and nine months ended September 30, 2020. For further information, refer to Note 6 - Investments of Notes to Condensed Consolidated Financial Statements.
Intent-to-sell impairments were $0 and $5 for the three and nine months ended September 30, 2020, respectively, with impairments in the nine month period primarily related to one corporate issuer in the energy sector and one issuer with exposure to India.
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
For the three and nine months ended September 30, 2020, the Company recorded a decrease in the ACL on mortgage loans of $5 and an increase of $38, respectively. The decrease in the allowance for the three months ended September 30, 2020, was the result of improved property valuations in certain industry sectors that have been less impacted by the COVID-19 pandemic and modestly improved economic forecasts as compared to the prior quarter. The increase in the allowance for the nine months ended September 30, 2020, was due to the effects of the COVID-19 pandemic and its impacts on the economic forecasts, as well as lower estimated property values and operating income as compared to the prior year. The Company did not record an ACL on any individual mortgage loans.
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

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of September 30, 2020:
•$1.6 billion in fixed maturities, short-term investments, investment sales receivable and cash at The Hartford Financial Services Group, Inc, ("HFSG Holding Company").
•A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023.
•Borrowings available under a commercial paper program to a maximum of $750. As of September 30, 2020, there was no commercial paper outstanding.
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes.

2020 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
•P&C - The Company's U.S. property and casualty insurance subsidiaries have dividend capacity of $1.6 billion for 2020, with $870 to $900 of net dividends expected in 2020 including $714 paid to HFSG Holding Company through September 30, 2020.
•Group Benefits - HLA has dividend capacity of $534 in 2020 with $330 to $350 of dividends expected in 2020 including $280 paid to HFSG Holding Company through September 30, 2020.
•Hartford Funds - HFSG Holding Company expects to receive $120 to $130 in dividends from Hartford Funds in 2020 including $92 received through September 30, 2020.
•Cash tax receipts of approximately $530, including realization of net operating losses and AMT credits. Through September 30, 2020, HFSG Holding Company has received cash tax receipts of $489.
•In September 2020, the Company received a $30 dividend from its retained equity interest in the legal entity that acquired the life and annuity business sold in May 2018.

Expected liquidity requirements for the next twelve months as of September 30, 2020:
•$215 of interest on debt.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors.
•$470 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Equity repurchase program:
Under a $1.0 billion share repurchase authorization by the Board of Directors in February 2019, during the nine months ended September 30, 2020, the Company repurchased 2.7 million common shares for $150. During the period from April 1, 2020 to October 27, 2020, the Company did not repurchase any common shares under this authorization. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.

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
The Company maintains sufficient liquidity and has a variety of contingent liquidity resources to manage liquidity across a range of economic scenarios. To date, the impact of the pandemic and resulting economic downturn on net operating cash flows have been relatively modest with net operating cash flows increasing by $209 in the first nine months of 2020 compared to the first nine months of 2019, driven by the inclusion of Navigators Group for a full nine months in 2020, and a decrease in claims paid for both Group Benefits and P&C excluding Navigators, partially offset by lower P&C premiums received excluding Navigators and a decrease in refunds of AMT credits. Over the remainder of 2020, we expect moderate impacts to net operating cash flow as lower claim frequency excluding COVID-19 losses will likely continue to offset the lower premium receipts and COVID-19 losses arising from the effects of the pandemic. The amount of such impacts will ultimately depend on the length and severity of the pandemic and its effects on the economy. While those impacts could continue into 2021, we continue to expect to successfully manage our liquidity throughout the pandemic.
The Company has waived late payment fees for a period of time for business and personal insurance customers and temporarily suspended the policy cancellation process for policyholders of our Commercial Lines, Personal Lines and Group Benefits segments. Due to those actions and the economic effects of the pandemic, we have experienced an increase in uncollectible premiums receivable and, accordingly, increased our current expected credit loss allowance on premiums receivable by $55 before tax for the nine months ended September 30, 2020.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The HFSG Holding Company expects to continue to receive dividends from its operating subsidiaries in the future and manages the capital and surplus in each of its operating subsidiaries to be sufficient under significant economic stress scenarios.
Under significant economic stress scenarios that could arise due to the COVID-19 pandemic, the Company has the ability to meet short-term cash requirements, if needed, by borrowing under its revolving credit facility and commercial paper program or by having its insurance subsidiaries take collateralized advances under a facility with the Federal Home Loan Bank of Boston (“FHLBB”).  The Company could also choose to have its insurance subsidiaries sell certain highly liquid, high quality fixed maturities or the Company could issue debt in the public markets under its shelf registration.  No borrowings or advances have occurred to date.
During the second quarter of 2020, fixed maturities, with a value of $63 as of September 30, 2020, were deposited by Hartford Fire Insurance Company into a Lloyd’s of London ("Lloyd's") trust account to provide required capital to The Hartford’s Lloyd’s Syndicate. This replaced $26 of the capital previously contributed by HFSG Holding Company to the Lloyd’s corporate member in the second quarter of 2020 for the benefit of the syndicate and which was returned to the HFSG Holding Company in July 2020. During the fourth quarter of 2020, we will reevaluate the capital requirements of the Hartford's Lloyd's Syndicate in accordance with Lloyd's Coming into Line process. Additionally, the amount of letters of credit under the Lloyd’s Letter of Credit Facility permitted to support Lloyd's capital requirements will be reduced by the end of 2020, which will require the Company to seek alternative means of supporting its obligations at Lloyd's. As a result, an additional contribution is expected to be made in the fourth quarter of 2020 and will be funded either with cash from HFSG Holding Company or with assets pledged by Hartford Fire Insurance Company.
In July 2020, the Company contributed €18 million to Navigators Holdings (Europe) N.V., a Belgium holding company.
Debt
On March 30, 2020, The Hartford repaid at maturity the $500 principal amount of its 5.5% senior notes.
Equity
Under a $1.0 billion share repurchase authorization by the Board of Directors in February, 2019, during the nine months ended September 30, 2020, the Company repurchased 2.7 million common shares for $150. During the period from April 1, 2020 to October 27, 2020, the Company did not repurchase any common shares under this authorization. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
For further information about equity repurchases, see Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since July 1, 2020:
Common Stock Dividends

Declared	Record	Payable	Amount per share
July 16, 2020	September 1, 2020	October 2, 2020	$0.325
October 21, 2020	December 1, 2020	January 5, 2021	$0.325
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
July 16, 2020	November 1, 2020	November 16, 2020	$375.00
October 21, 2020	February 1, 2021	February 16, 2021	$375.00
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
Pension Plans and Other Postretirement Benefits
The Company does not have a 2020 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company contributed $70 in September 2020 to its U.S. qualified defined benefit pension plan.
Dividends from Subsidiaries
Dividends to HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. Upon the acquisition of Navigators Group, the Company’s principal insurance subsidiaries are domiciled in the United States, the United Kingdom, and Belgium.
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
Through the first nine months of 2020, HFSG Holding Company received $1,086 of net dividends, including $714 from its U.S. P&C subsidiaries, $280 from HLA and $92 from Hartford Funds.
Over the remainder of 2020, the Company anticipates receiving approximately $155 to $185 of net dividends from its U.S. P&C subsidiaries, $50 to $70 of dividends from HLA and $25 to $35 of dividends from Hartford Funds.
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
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through March 29, 2023. As of September 30, 2020, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Commercial Paper
The availability of the Company's commercial paper program is dependent upon a variety of factors including the Company's ratings and market conditions. As of September 30, 2020, The Hartford's maximum borrowings available under its commercial paper program is $750 and there was no commercial paper outstanding.
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
As of September 30, 2020 there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of September 30, 2020, there were no advances outstanding.
For further information regarding collateralized advances with Federal Home Loan Bank of Boston, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2019 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford has two letter of credit facility agreements: the Club Facility and the Bilateral Facility, which are used to provide a portion of the capital requirements at Lloyd's. As of September 30, 2020, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million were outstanding under the Club Facility and £18 million was outstanding under the Bilateral Facility. As of September 30, 2020, the Bilateral Facility has unused capacity of $2 for issuance of additional letters of credit. Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding tangible net worth and Funds at Lloyd's

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

("FAL"). As of September 30, 2020, Navigators Group was in compliance with all financial covenants.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand either immediate and ongoing full collateralization or immediate termination and settlement of the outstanding net derivative positions transacted under each agreement. For further information, refer to Note 14 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
As of September 30, 2020, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty
As of September 30, 2020
Fixed maturities	$33,591
Short-term investments	1,178
Cash	151
Less: Derivative collateral	76
Total	$34,844

Group Benefits Operations
As of September 30, 2020
Fixed maturities	$10,241
Short-term investments	331
Cash	18
Less: Derivative collateral	42
Total	$10,548
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2019 Form 10-K Annual Report.

Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capitalization

Capital Structure
	September 30, 2020	December 31, 2019	Change
Short-term debt (includes current maturities of long-term debt)	$—	$500	(100%)
Long-term debt	4,351	4,348	—%
Total debt	4,351	4,848	(10%)
Common stockholders' equity excluding AOCI, net of tax	16,612	15,884	5%
Preferred stock	334	334	—%
AOCI, net of tax	856	52	NM
Total stockholders’ equity	17,802	16,270	9%
Total capitalization	$22,153	$21,118	5%
Debt to stockholders’ equity	24%	30%
Debt to capitalization	20%	23%
Total capitalization increased $1,035, or 5%, as of September 30, 2020 compared to December 31, 2019 primarily due to an increase in AOCI and net income in excess of stockholder dividends.
For additional information on AOCI, net of tax, including unrealized capital gains from securities, see Note 16 - Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 6 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on debt, see Note 12 - Debt of Notes to Condensed Consolidated Financial Statements.
Cash Flow[1]

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$2,655	$2,446
Net cash used for investing activities	$(1,007)	$(1,320)
Net cash used for financing activities	$(1,579)	$(943)
Cash and restricted cash– end of period	$270	$290
[1] Cash activities in 2020 include cash flows related to Continental Europe Operations classified as held for sale beginning in the third quarter of 2020. See Note 2 - Business Acquisition and Disposition of Notes to Condensed Consolidated Financial Statements for discussion of this transaction.
Cash provided by operating activities increased in 2020 as compared to the prior year period primarily driven by the inclusion of Navigators Group for the full nine months in 2020 and a decrease in claims paid for Group Benefits and P&C excluding Navigators, partially offset by lower P&C premiums received excluding Navigators and a lower refund of AMT credits.
Cash used for investing activities decreased primarily due to the acquisition of Navigators Group for $1.9 billion in 2019, lower net purchases of fixed maturities and an increase in net proceeds from equity securities, partially offset by a change from net proceeds to net payments from short-term investments, and an increase in net purchases of partnerships.
Cash used for financing activities increased primarily due to an increase in the net repayment from issuance and retirement of debt, a larger net decrease in securities loaned or sold under agreements to repurchase and an increase in the repurchase of common shares.
Operating cash flow for the nine months ended September 30, 2020 have been adequate to meet liquidity requirements.
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

Insurance Financial Strength Ratings as of October 27, 2020
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
Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2020	$10,208	$2,644	$12,852
Statutory income	1,061	302	1,363
Dividends to parent	(712)	(280)	(992)
Other items	(159)	(21)	(180)
Net change to U.S. statutory capital	190	1	191
U.S statutory capital at September 30, 2020	$10,398	$2,645	$13,043
[1]The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
[2]Excludes insurance operations in the U.K. and continental Europe.
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
Federal emergency leave legislation- On March 18, 2020, the Families First Coronavirus Response Act was signed into law by the President. This legislation included a number of funding provisions and worker protections including mandated emergency paid sick leave and paid family and medical leave programs. For private employers with fewer than 500 employees and most public employers, new programs were put in place to guarantee individuals 10 days of paid sick leave, and up to 10 weeks of paid family and medical leave to deal directly with COVID-19. Eligible employers have access to a tax credit to reimburse for costs related to the emergency leave programs. The Hartford is providing support for the administration of the family and medical leave component of the Families First Coronavirus Response Act for our Group Benefits customers. Congress also approved a $2 trillion Coronavirus Aid, Relief and Economic Security ("CARES") Act. The bill signed into law on March 27, 2020 focused on providing financial support for small businesses, individuals, emergency workers, airlines and other industries of national security. The CARES Act included several technical corrections to the emergency leave programs and created advance refunding credits, which allow the U.S. Treasury to develop regulations or guidance to permit advancement of the tax credit for both the emergency paid sick leave and paid family and medical leave. As Congress considers future legislation in response to COVID-19, it is possible that lawmakers look to expand the scope of eligibility and use of emergency leaves. This change in the law could trigger a significant increase in claims volume and compliance requirements for Group Benefits. The timing of such legislation is unclear at this time.
Federal tax legislation- In response to the COVID-19 Global Pandemic, Congress and other global jurisdictions have passed various pieces of legislation which contain various changes to the tax laws in order to aid impacted businesses and individuals, as well as provide economic stimulus. The deferral of the employer’s portion of the Social Security tax on wages has been extended from March 27, 2020 to year-end 2020. Such deferred amounts would be due and payable over a two-year period, 50% by December 31, 2021 and 50% by December 31, 2022. Refer to Note 13 - Income Taxes of Notes to Condensed Consolidated Financial Statements for information about the impact of these new tax laws on the Company. The U.S. Treasury and IRS continue to develop guidance implementing these new tax law provisions, and Congress may consider additional technical corrections to these laws. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.
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

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2020.
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
COVID-19 Pandemic Business Income Insurance Coverage Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively “the Hartford writing companies”), and in some instances the Company itself, have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford writing companies for alleged losses resulting from the shutdown or suspension of their businesses due the spread of the novel coronavirus that leads to COVID-19. More than 200 such lawsuits have been filed, of which more than 50 purport to be filed on behalf of broad nationwide or statewide classes of policyholders. These lawsuits have been filed in state and federal courts in roughly 27 states. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorney’s fees. Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages. The Joint Panel on Multi-District Litigation (“JPMDL”) considered consolidating, for pre-trial purposes, all COVID-19 pandemic business income coverage lawsuits pending in federal court against any commercial insurer, including Hartford writing companies, or alternatively, against specific insurers, including Hartford writing companies. The Hartford writing companies opposed consolidation on an industry and individual basis. In October 2020, the JPMDL declined to consolidate the cases involving the Company or Hartford writing companies.
The Company and its subsidiaries deny the allegations and intend to defend vigorously. The Hartford writing companies maintain that they have no coverage obligations with respect to these suits for business income allegedly lost by the plaintiffs due to the COVID-19 pandemic based on the clear terms of the applicable insurance policies. Although the policy terms vary depending, among other things, upon the size, nature, and location of the policyholder’s business, in general, the claims at issue in these lawsuits were denied because the claimant identified no direct physical damage or loss to property at the insured premises, and the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any direct physical loss or damage in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. In addition, the vast majority of the policies at issue expressly exclude from coverage any loss caused directly or indirectly by the presence, growth, proliferation, spread or activity of a virus, subject to a narrow set of exceptions not applicable in connection with this pandemic, and contain a pollution and contamination exclusion that, among other things, expressly excludes from coverage any loss caused by material that threatens human health or welfare.
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are in the earliest stages of litigation, many were stayed pending a decision on the contemplated multi-district litigation, many complaints are in the process of being amended, and some have been dismissed voluntarily and may be refiled. Accordingly, little discovery has occurred and few substantive legal rulings have been made. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the

Part II - Item 1. Legal Proceedings

indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results.

Part II - Item 1A. Risk Factors
Item 1A.    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as amended and updated by Item 1A of Part II of the Company's Form 10-Q for the period ended March 31, 2020, which is incorporated herein by reference, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer

In February, 2019, the Company announced a $1.0 billion share repurchase authorization by the Board of Directors which is effective through December 31, 2020. During the period from
April 1, 2020 to October 27, 2020, the Company did not repurchase any common shares under this authorization. Any repurchase of shares under the remaining equity repurchase authorization of $650 is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.

Item 6. EXHIBITS

See Exhibits Index on page	127.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2020
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.1	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective July 21, 2016.	8-K	001-13958	3.1	7/21/2016
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	October 29, 2020	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)