Form 10-K
period 2020-12-31
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2021-02-19
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $14 billion, based on the closing price of $38.55 per share of the Common Stock on the New York Stock Exchange on June 30, 2020.
As of February 18, 2021, there were outstanding 357,514,315 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Item	Description	Page
	Part I
1	BUSINESS	6
1A.	RISK FACTORS	21
1B.	UNRESOLVED STAFF COMMENTS	None
2	PROPERTIES	35
3	LEGAL PROCEEDINGS	35
4	MINE SAFETY DISCLOSURES	Not Applicable
	Part II
5	MARKET FOR THE HARTFORD'S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES	36
6	SELECTED FINANCIAL DATA	[a]
7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	[b]
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	[c]
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	None
9A.	CONTROLS AND PROCEDURES	121
9B.	OTHER INFORMATION	None
	Part III
10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD	123
11	EXECUTIVE COMPENSATION	[d]
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	124
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	[e]
14	PRINCIPAL ACCOUNTING FEES AND SERVICES	[f]
	Part IV
15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	125
	EXHIBITS INDEX	236
16	FORM 10-K SUMMARY	Not Applicable
	SIGNATURES	239
[a] The information formerly required by Item 301 regarding material trend disclosure will be set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
[b] The information required by this item is set forth in the Enterprise Risk Management section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
[c] See Index to Consolidated Financial Statements and Schedules elsewhere herein.
[d] The information called for by Item 11 will be set forth in the Proxy Statement under the subcaptions "Compensation Discussion and Analysis", "Executive Compensation", "Director Compensation", "Report of the Compensation and Management Development Committee", and "Compensation and Management Development Committee Interlocks and Insider Participation" and is incorporated herein by reference.
[e] Any information called for by Item 13 will be set forth in the Proxy Statement under the caption and subcaption "Board and Governance Matters" and "Director Independence" and is incorporated herein by reference.
[f] The information called for by Item 14 will be set forth in the Proxy Statement under the caption "Audit Matters" and is incorporated herein by reference.

Forward-looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements; or in Part I, Item 1A, Risk Factors, in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and those identified from time to time in our other filings with the Securities and Exchange Commission.

•Risks relating to the pandemic caused by the spread of the novel strain of coronavirus, specifically identified as the Coronavirus Disease 2019 (“COVID-19”) including impacts to the Company's insurance and product-related, regulatory/legal, recessionary and other global economic, capital and liquidity and operational risks
•Risks Relating to Economic, Political and Global Market Conditions:
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
◦the possibility of another pandemic, civil unrest, earthquake, or other natural or man-made disaster that may adversely affect our businesses;
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
◦capital requirements which are subject to many factors, including many that are outside the Company’s control, such as National Association of Insurance Commissioners ("NAIC") risk based capital formulas, rating agency capital models, Funds at Lloyd's and Solvency Capital Requirement, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;
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
◦the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the Company’s fair value estimates for its investments and the evaluation of intent-to-sell impairments and allowance for credit losses on available-for-sale securities and mortgage loans;
◦the potential for further impairments of our goodwill;
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

Part I - Item 1. Business

Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
GENERAL
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is a holding company for a group of subsidiaries that provide property and casualty ("P&C") insurance, group benefits insurance and services, and mutual funds and exchange-traded products to individual and business customers in the United States as well as in the United Kingdom, continental Europe and other international locations. The Hartford is headquartered in Connecticut and its oldest subsidiary, Hartford Fire Insurance Company, dates back to 1810. At December 31, 2020, total assets and total stockholders’ equity of The Hartford were $74.1 billion and $18.6 billion, respectively.
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
STRATEGIC PRIORITIES
The Hartford’s strategy focuses on realizing the full potential of our product capabilities and underwriting expertise, becoming an easier company to do business with, and attracting, retaining and developing the talent needed for long-term success. The Company endeavors to expand its insurance product offerings and distribution and capitalize on the strength of the Company's brand. The Company is also working to increase efficiencies through investments in technology.
In 2020, we were focused on increasing shareholder value through a number of initiatives and investments:
•Integrating the acquisition of The Navigators Group, Inc. (“Navigators Group”) successfully, and maximizing our combined potential by deepening our distribution relationships, capitalizing on a broader product portfolio and meeting a wider array of customer needs.
•Increasing the speed and ease of our interactions and business processes through data, digital technology and voice of customer, including expanded use of robotics and continued enhancements to underwriting and quoting platforms.
•Continuing investment in new products and business models such as Spectrum, our next-generation package offering for small businesses, which offers customers tailored coverage recommendations as well as the ability to customize their own coverage, including real-time quote pricing. We are investing to maintain market leadership in small commercial as existing competitors and new entrants increase their focus on this business. Through a planned roll out of new automobile and homeowners insurance products for AARP members, we are investing in our Personal Lines segment to return that business to top line growth.
•Improving the employee experience by investing in our workforce and striving to attract, retain and develop the best talent in the industry, enhance our industry-leading position in diversity and inclusion, and sustain our ethical culture. We see the benefits of this commitment in our sustained top-decile employee engagement scores.
•Becoming more cost efficient and competitive along with enhancing the experience we provide to agents and customers through an operational transformation and cost reduction plan we commenced in July 2020 called Hartford Next. Relative to 2019, we expect to achieve a reduction in

Part I - Item 1. Business
annual insurance operating costs and other expenses of approximately $500 by 2022, reducing the P&C expense ratio by 2.0 to 2.5 points, the Group Benefits expense ratio by 1.5 to 2.0 points and the claims expense ratio by approximately 0.5 points.
2020 Financial Results
Our 2020 financial results were affected by COVID-19 claims and the economic effects of the pandemic that reduced insured exposures in both P&C and Group Benefits, including $278 of direct COVID-19 claims in P&C and $230 of COVID impacts in Group Benefits, principally driven by $239 of excess mortality in the group life business. Apart from these impacts, financial results benefited from favorable non-COVID automobile claim frequency in Personal Lines, a reduction in prior accident year catastrophe reserves, and lower operating expenses. Full year 2020 net income available to common stockholders was $1.7 billion, or $4.76 per diluted share, and net income return on equity ("ROE") was 10%. Book value per diluted share rose 15%, to $50.39, primarily due to net income in excess of common stockholder dividends during 2020 and an increase in common stockholders' equity resulting from the impact of lower interest rates on net unrealized investment gains within AOCI. Total revenues were $20.5 billion, down 1% since 2019 as growth in Commercial Lines, primarily driven by a full year’s earned premium from the Navigators Group acquisition, was more than offset by a change from net realized capital gains in 2019 to net realized capital losses in 2020 as well as the effects of the pandemic, decreasing net investment income and decreasing new business and insured exposures across segments.
We are more than half way through the integration of the Navigators Group business and have significantly improved the profitability of the acquired book of business, through pricing increases and underwriting actions. The cross-sale of business between global specialty and middle & large commercial has been in-line with or better than the expectations we had at the time we acquired Navigators Group. In addition, with the pending sale of the continental Europe operations, the go-forward focus of our international business is principally in the Lloyd's of London ("Lloyd's") market and we expect to continue to improve performance of our Lloyd’s syndicate through pricing and other actions.
Our Group Benefits business has continued to benefit from favorable incidence trends in group disability and, as we emerge from the pandemic, remains well-poised to compete moving forward with a complete set of voluntary product offerings.
We will also continue to address business challenges, including the need to return our Personal Lines segment to top line growth and the continued rate pressure on workers’ compensation in response to continued favorable loss cost trends. In addition, the decline in reinvestment rates will continue to put pressure on investment yields and it remains to be seen whether the market will compensate with higher rate increases to increase underwriting profitability or will accept lower overall returns on equity.
2021 Priorities
As we enter 2021, our strategy remains consistent and we are focused on the following priorities:
•Commercial Lines
–Benefiting from a firm pricing environment in most property and liability lines while navigating continued pricing pressure in workers’ compensation by staying disciplined in our underwriting;
–Leveraging advanced analytics and technologies as well as our product breadth, including expanding cross-sale of global specialty products within small commercial and middle & large commercial;
–Continuing our journey to be a top-tier risk player in middle market;
–Navigating the impacts of broker consolidation and other trends in distribution; and
–Maintaining strong retention and improving new business in small commercial.
•Personal Lines
–Continuing to transform our products and regain competitive momentum through the rollout of our new automobile and homeowners products expected to begin in the first half of 2021; and
–Continuing to drive new business growth in AARP Direct through direct marketing initiatives designed to increase conversion rates.
•Group Benefits
– Continuing to grow revenues through strong sales and persistency which we expect will offset reduced premiums from lower employment due to the effects of COVID-19; and
–Completing implementation of our disability and leave management claims platform, The Hartford Ability Advantage, to enhance the overall customer experience and accommodate the Company’s leave management programs, including new state paid family and medical leave requirements.
•Capital Management
– Continuing to increase book value per share from net income in excess of shareholder dividends with strong profitability from all business lines;
–Returning capital to shareholders through share repurchases and dividends if not deployed for growth or investment opportunities. See Part II, Item 7, MD&A — Capital Resources and Liquidity section for discussion of share repurchase authorization for 2021 and 2022 announced in December 2020; and
–Continuing to ensure adequate capital to withstand adverse economic conditions, including the economic stress related to the COVID-19 pandemic.
Finally, beyond the achievement of business performance goals, The Hartford has long understood that making a sustainable and positive impact on society is an essential element of our ongoing success. Through financial contributions, volunteering and support for our company’s environmental initiatives, we are committed to demonstrating our character to customers and

Part I - Item 1. Business
neighbors. We have proactive positions on social, environmental and governance issues important to our sustainability, and our capacity to deliver long-term shareholder value. For more information on the Company’s sustainability initiatives, refer to our 2019 Sustainability Highlight Report available on the investor relations section of the Company’s website at https://ir.thehartford.com. For more information on retaining and attracting talent through our diversity and inclusion initiatives, refer to the Human Capital Resources section of Part 1, Item 1.
REPORTING SEGMENTS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category discontinued operations related to the life and annuity business sold in May 2018, reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). Talcott Resolution is the holding company of the life and annuity business that we sold in May 2018. In addition, Corporate includes a 9.7% ownership interest in the legal entity that acquired the life and annuity business sold.
2020 Revenues of $20,523 by Segment
[1]Includes Revenue of $54 for Property & Casualty Other Operations and $146 for Corporate.
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

COMMERCIAL LINES
2020 Earned Premiums of $8,910 by Line of Business

2020 Earned Premiums of $8,910 by Product

Part I - Item 1. Business
Principal Products and Services

Automobile	Covers damage to a business's fleet of vehicles due to collision or other perils (automobile physical damage). In addition to first party automobile physical damage, commercial automobile covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or under-insured motorists.
Property	Covers the building a business owns or leases as well as its personal property, including tools and equipment, inventory, and furniture. A commercial property insurance policy covers losses resulting from fire, wind, hail, earthquake, theft and other covered perils, including coverage for assets such as accounts receivable and valuable papers and records. Commercial property may include specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery.
General Liability	Covers a business in the event it is sued for causing harm to a person and/or damage to property. General liability insurance covers third-party claims arising from accidents occurring on the insured’s premises or arising out of their operations. General liability insurance may also cover losses arising from product liability and provides replacement of lost income due to an event that interrupts business operations.
Marine	Encompasses various ocean and inland marine coverages including cargo, craft, hull, specie, transport and liability, among others.
Package Business	Covers both property and general liability damages.
Workers' Compensation	Covers employers for losses incurred due to employees sustaining an injury, illness or disability in connection with their work. Benefits paid under workers’ compensation policies may include reimbursement of medical care costs, replacement income, compensation for permanent injuries and benefits to survivors. Workers’ compensation is provided under both guaranteed cost policies (coverage for a fixed premium) and loss sensitive policies where premiums are adjustable based on the loss experience of the employer.
Professional Liability	Covers liability arising from directors and officers acting in their official capacity and liability for errors and omissions committed by professionals and others. Coverage may also provide employment practices insurance relating to allegations of wrongful termination and discrimination.
Bond	Encompasses fidelity and surety insurance, including commercial surety, contract surety and fidelity bonds. Commercial surety includes bonds that insure non-performance by contractors, license and permit bonds to help meet government-mandated requirements and probate and judicial bonds for fiduciaries and civil court proceedings. Contract surety bonds may include payment and performance bonds for contractors. Fidelity bonds may include ERISA bonds related to the handling of retirement plan assets and bonds protecting against employee theft or fraud. The Company also provides credit and political risk insurance offered to clients with global operations.
Assumed Reinsurance	Includes assumed reinsurance of property, liability, surety, credit and political, agriculture, and marine risks throughout the world but principally in Europe and North America.
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
Global specialty provides a variety of customized insurance products, including property, liability, marine, professional liability, and bond. On May 23, 2019, the Company acquired Navigators Group, a global specialty insurer. The vast majority of the business written by our Navigators Group insurance subsidiaries is reported in the global specialty business unit. Revenues and earnings of the Navigators Group business are included in operating results of the Company's Commercial Lines segment since the acquisition date. For discussion of this transaction, see Note 2- Business Acquisitions of Notes to Consolidated Financial Statements.
Marketing and Distribution
Commercial Lines provides insurance products and services through the Company’s regional offices, branches and sales and policyholder service centers throughout the United States and overseas, principally in Europe. The products are marketed and

Part I - Item 1. Business
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
Competition
Small Commercial
In small commercial, The Hartford competes against large national carriers, regional carriers and direct writers. Competitors include stock companies, mutual companies and other underwriting organizations. The small commercial market remains highly competitive and fragmented as carriers seek to differentiate themselves through product expansion, price, enhanced service and leading technology. Larger carriers such as The Hartford continually advance their pricing sophistication and ease of doing business with agents and customers through the use of technology, analytics and other capabilities that improve the process of evaluating a risk, quoting new business and servicing customers. The Company also continuously enhances digital capabilities as customers and distributors demand more access and convenience, and expands product and underwriting capabilities to accommodate both larger accounts and a broader risk appetite. Existing competitors and new entrants, including start-up and non-traditional carriers, are actively looking to expand sales of business insurance products to small businesses through increasing their underwriting appetite, deepening their relationships with distribution partners, and through on-line and direct-to-consumer marketing.
Middle & Large Commercial
Middle & large commercial business is considered “high touch” and involves individual underwriting and pricing decisions. Competition in this market includes stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. The pricing of middle market and national accounts is prone to significant volatility over time due to changes in individual account characteristics and exposure, as well as legislative and macro-economic forces. National and regional carriers participate in the middle & large commercial insurance sector, resulting in a competitive environment where pricing and policy terms are critical to securing new business and retaining existing accounts. Within this competitive environment, The Hartford is working to deepen its product and underwriting capabilities, leverage its sales and underwriting talent and expand its use of data analytics to make risk selection and pricing decisions. In product development and related areas such as claims and risk engineering, the Company has extended its capabilities in industry verticals, such as energy, construction, technology and life sciences. Through business partners, the Company offers business insurance coverages to exporters and other U.S. companies with a physical presence overseas. The Hartford’s middle & large commercial business will leverage the investments in product, underwriting, and technology to better match price to individual risk as the firm pursues responsible growth strategies to deliver target returns.
For specialty casualty businesses within middle & large commercial, pricing competition continues to be significant, particularly for the larger individual accounts. As a means to mitigate the cost of insurance on larger accounts, more insureds may opt for loss-sensitive products, including retrospectively rated contracts, in lieu of guaranteed cost policies. Under a retrospectively-rated contract, the ultimate premium collected from the insured is adjusted based on how incurred losses for the policy year develop over time, subject to a minimum and maximum premium.
Global Specialty
Global specialty competes against multi-national insurance and reinsurance companies, writing marine, property, excess casualty, professional liability, bond and assumed reinsurance. Global specialty also includes property coverages written through Maxum Specialty Insurance Group ("Maxum"). Due to adverse loss experience over the past couple of years, particularly in ocean marine, property, excess casualty and international professional liability lines, pricing has increased across the industry in response to those loss cost trends. Nonetheless, the market continues to be highly competitive.
In the bond business, favorable underwriting results in recent years has led to increased competition for market share.
Management and professional lines in both the U.S. and international continue to witness significant firming in price, terms and conditions. Private company market rates remain strong in reflecting the increased employment practices liability insurance ("EPLI") exposure.
Lloyd's Syndicate and London market business have been under financial stress in recent years due to a perceived lack of adequate premium pricing and an excessive focus on growth at the expense of underwriting discipline in those markets, combined with a significant increase in the level of catastrophe activity. As such, syndicates and London market carriers, including The Hartford, are taking pricing and underwriting actions to improve profitability. Lloyd's, which is regulated by the Financial Conduct Authority and Prudential Regulatory Authority in the U.K., has been implementing changes to improve performance of the syndicates including a more rigorous approach to the approval of syndicate business plans. Additionally Lloyd’s have also introduced recent changes which require that members limit the amount of tier 2 capital (e.g. letters of credit) that can be used to meet syndicate solvency capital requirements. For further discussion, see Part II, Item 7, MD&A - Capital Resources and Liquidity.

Part I - Item 1. Business

PERSONAL LINES
2020 Earned Premiums of $3,008 by Line of Business

2020 Earned Premiums of $3,008 by Product
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
Personal Lines provides automobile, homeowners and personal umbrella coverages to individuals across the United States, mostly through a program designed exclusively for members of AARP (“AARP Program”). The Hartford's automobile and homeowners products provide coverage options and pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, they represent a significant portion of the total Personal Lines' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $2.8 billion, $2.9 billion and $3.0 billion in 2020, 2019 and 2018, respectively.
The Company is in the process of transforming its automobile and homeowners products to regain competitive advantage with the state-by-state rollout of a new automobile product beginning in March of 2021 and the rollout of a new homeowners product beginning in the second quarter of 2021. Among other things, overall rate levels, price segmentation, rating factors and underwriting procedures are being updated. Personal Lines works with carrier partners to provide risk protection options for
AARP members with needs beyond the company’s current product offering.
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

Part I - Item 1. Business
capabilities to AARP’s member base.
Most of Personal Lines' sales are associated with its exclusive licensing arrangement with AARP, with the current agreement in place through December 31, 2032, to market automobile, homeowners and personal umbrella coverages to AARP's approximately 37 million members, primarily direct but also through independent agents. This relationship with AARP, which has been in place since 1984, provides Personal Lines with an important competitive advantage given the increase in the population of those over age 50 and the strength of the AARP brand. In most states, new business automobile and home policies have been issued to AARP members with a lifetime continuation agreement endorsement, providing that the policies will be renewed as long as certain terms are met, such as timely payment of premium and maintaining a driver’s license in good standing. Beginning in 2021, Personal Lines will no longer offer the lifetime continuation agreement on new business home and automobile policies, subject to regulatory approval on a state-by-state basis. The endorsement will remain on renewal policies, provided they were originally written with the lifetime continuation agreement.
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
2020 Premiums and Fee Income of $5,536
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
Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms at renewal in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. Policies are typically sold with one, two or three-year rate guarantees depending upon the product and market segment.
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

Part I - Item 1. Business
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
In addition to providing group disability, leave management and life insurance, we offer integrated claim, leave and benefits administration with The Hartford's Ability Advantage platform. We also offer voluntary products including critical illness, accident and hospital indemnity coverage to employees through our Employee Choice Benefits programs, and travel accident coverage for employers and other organizations. The Company's enhanced enrollment and marketing tools, such as My Tomorrow©, are providing additional opportunities to educate individual participants about supplementary benefits and deepen their knowledge about product selection.

HARTFORD FUNDS
Hartford Funds Segment Assets Under Management ("AUM") of $139,436 as of December 31, 2020

Talcott
Resolution life
and annuity separate
accounts
$14,809
11%
ETP
$2,825
2%
Mutual Fund
$121,802
87%

Mutual Fund AUM as of December 31, 2020
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

Part I - Item 1. Business
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

CORPORATE
The Company includes in the Corporate category investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution, reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
Additionally, included in the Corporate category are discontinued operations from the Company's life and annuity business sold in May 2018 and a 9.7% ownership interest in the legal entity that acquired this business. The operating results of the life and annuity business are included in discontinued operations for all periods prior to the closing date.

RESERVES
Total Reserves as of December 31, 2020 [1]

All Other [1]
$1,339
3%
Group Benefits Unpaid losses and loss adjustment expenses
$8,233
21%
P&C Unpaid losses and loss adjustment expenses
$29,622
76%

[1]Includes reserves for future policy benefits and other policyholder funds and benefits payable of $638 and $701, respectively, of which $420 and $415, respectively, relate to the Group Benefits segment with the remainder related to run-off structured settlement and terminal funding agreements within Corporate.
The reserve for unpaid losses and loss adjustment expenses includes a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these insurance claims, including reserves related to both Property & Casualty and Group Benefits.
Total Property & Casualty Reserves as of December 31, 2020
Further discussion of The Hartford’s property and casualty insurance product reserves, including run-off asbestos and environmental claims reserves within P&C Other Operations, may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Property and Casualty Insurance Product Reserves. Additional discussion may be found in Notes to Consolidated Financial Statements, including in the Company’s accounting policies for insurance product reserves within Note 1 - Basis of Presentation and Significant Accounting Policies and in Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

Part I - Item 1. Business
Total Group Benefits Reserves for Future Policy Benefits and Other Policyholder Funds and Benefits Payable as of December 31, 2020 [1]
[1]Includes short duration contract reserves of $121 of short-term disability and $36 of supplemental health as well as reserves for future policy benefits that includes $307 of paid up life reserves and policy reserves on life policies, $99 of reserves for conversions to individual life and $14 of other reserves.
Other policyholder funds and benefits payable represent deposits from policyholders where the company does not have insurance risk but is subject to investment risk. Reserves for future policy benefits represent life-contingent reserves for which the company is subject to insurance and investment risk.
Discussion of The Hartford's Group Benefits long-term disability reserves may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Group Benefits Long-term Disability ("LTD") Reserves, Net of Reinsurance. Additional discussion may be found in Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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
Geographic Distribution of Earned Premium (% of total)

Location	Commercial Lines	Personal Lines	Group Benefits	Total
California	7%	2%	3%	12%
New York	6%	1%	2%	9%
Texas	4%	1%	2%	7%
Florida	3%	1%	1%	5%
All other [1]	32%	12%	23%	67%
Total	52%	17%	31%	100%
[1] No other single state or country accounted for 5% or more of the Company's consolidated earned premium in 2020.
CLAIMS ADMINISTRATION FOR P&C AND GROUP BENEFITS
Claims administration includes the functions associated with the receipt of initial loss notices, claims adjudication and estimates, legal representation for insureds where appropriate, establishment of case reserves, payment of losses and notification to reinsurers. These activities are performed by approximately 6,600 claim professionals handling 50 states, Washington D.C and 2 international locations, organized to meet the specific claim service needs for our various product offerings. Our combined workers’ compensation and Group Benefits units enable us to leverage synergies for improved outcomes.
Claim payments for benefit, loss and loss adjustment expenses are the largest expenditure for the Company.
REINSURANCE
For discussion of reinsurance, see Part II, Item 7, MD&A — Enterprise Risk Management and Note 9 - Reinsurance of Notes to Consolidated Financial Statements.

Part I - Item 1. Business
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
As of December 31, 2020 and 2019, the fair value of HIMCO’s total assets under management was approximately $106.1 billion and $98.0 billion, respectively, including $45.9 billion and $42.4 billion, respectively, that were held in HIMCO managed third party accounts and $4.6 billion and $4.1 billion, respectively, that support the Company's pension and other post-retirement benefit plans.
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
The Hartford's Investment Portfolio of $56.5 billion as of December 31, 2020
ENTERPRISE RISK MANAGEMENT
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

Part I - Item 1. Business
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
The NAIC, the organization that works to promote standardization of best practices and assists state insurance regulatory authorities and insurers, conducted the “Solvency Modernization Initiative” (the “Solvency Initiative”). The effort focused on reviewing the U.S. financial regulatory system and financial regulation affecting insurance companies including capital requirements, corporate governance and risk management, group supervision, statutory accounting and financial reporting and reinsurance. As a result of the Solvency Initiative, the NAIC adopted model regulations, adopted by the Company’s lead regulator of Connecticut, requiring insurers to file disclosures annually on their risk management and corporate governance practices under the Corporate Governance Annual Disclosure Model Act, Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA") and Holding Company Act Enterprise Risk Report.
The extent of financial services regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Foreign financial services providers in certain countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. In addition, an insurance company underwriting risks through the Lloyd’s market utilizes a special vehicle (the Lloyd's Syndicate) and is required to comply with Lloyd’s capital requirements. Lloyd’s determines the amount of capital, known as Funds at Lloyd’s (“FAL”), that each Syndicate has to provide in order to support the amount and the level of risk (as determined by Lloyd’s) of the business which the Syndicate is expected to underwrite. Under Solvency II, insurers are required to hold a sufficient level of capital. Syndicates seeking to utilize letters of credit or other third party guarantees to meet Solvency II requirements must first obtain approval from the Prudential Regulation Authority.
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
HUMAN CAPITAL RESOURCES
The Hartford has approximately 18,500 employees as of December 31, 2020.
Management, including the CEO and Chief Human Resources Officer ("CHRO"), establishes the hiring and compensation practices for our company. The Board is periodically updated on key employee engagement and employee relations measures, including our annual employee survey results. In addition, the Board’s Compensation and Management Development Committee (“Compensation Committee”) is responsible for approving compensation paid to senior leaders, and the oversight of succession planning, pay equity practices, and diversity and inclusion ("D&I") initiatives. Our Human Resources team, led by our CHRO, supports the Compensation Committee in the execution of its responsibilities. In addition to the day-to-day support and counseling they provide to our leaders, managers and employees, the Human Resources team also monitors key indicators to keep a pulse on trends across our employee population including employee engagement, employee relations matters, career mobility, talent acquisition, and retention.

Part I - Item 1. Business
Talent Attraction, Retention and Development
The Hartford prioritizes building a diverse workforce and an inclusive and equitable work environment where employees are respected, inspired to perform at their best, and are recognized for their contributions. We believe that the combination of a diverse workforce and an operating culture that actively embraces different experiences, perspectives and insights results in better decisions, outcomes and experiences for both our customers and employees. We persistently work to improve the employee experience in support of our continuing strategic objective to attract, retain and develop the best talent in the industry.
Our commitment to a robust talent pool starts at the top. The Board of Directors engages with the Compensation Committee annually to review executive level talent, consider key pipeline talent and conduct succession planning. In addition, our leadership team conducts a comprehensive annual Talent Review process across our organization each year.
In 2020, we achieved top decile employee engagement and performance enablement scores as measured by an independent third party survey through continued focus on leadership development, communications, talent management and diversity and inclusion.
To keep pace with the evolving expectations of employees and external candidates, we focus on a broad array of actions, including:
•Providing career growth and development opportunities by enhancing our talent management systems, including succession planning, executive recruitment, training, development and retention strategies; and
•Holding leaders accountable for their talent decisions and measuring progress with a Diversity Talent Mobility Scorecard, reviewed quarterly by the CEO and executive leadership team.
For entry-level roles in the organization, we recruit at colleges and universities, partner with both internal and external recruiters, and offer a range of training and development programs, including:
•The Hartford’s Leadership Development program which provides curriculum to enhance leadership skill sets for all – from first-time leaders through our executive ranks;
•The Hartford’s Apprenticeship Program which prepares students for careers in insurance; and
•Our HartCode Academy Developer Training Program which provides employees with IT application development skills, providing a pipeline of diverse IT talent from across the Company.
Pay and Benefits
Compensation and Pay Equity
We offer competitive pay and benefits to our employees, with a performance-based, variable compensation structure making up a larger share of the total compensation paid to executives and senior leaders in the organization. Variable compensation includes an annual bonus plan and long-term incentive awards. Annual bonus payouts are informed by whether the Company achieves core earnings above or below a target level that is determined from the annual operating plan set at the beginning of each year and reviewed and approved by the Compensation Committee. Long-term incentive awards include restricted stock units, performance shares and, for the most senior executives, stock options. Additional information about The Hartford’s variable compensation programs is provided in the Company’s Proxy Statement.
To help ensure pay equity, we use an independent third party compensation specialist firm to conduct statistical pay equity analyses for our U.S. employees three times per year – before, during and after the annual compensation planning cycle. This analysis enables us to identify unexplained pay disparities, conduct additional research to determine reasons for these differences and take appropriate actions to address the shortfall if necessary.
The Compensation Committee is updated annually on our compensation equity processes and status.
The Hartford also engages in a number of additional practices to ensure pay fairness, including:
•Centralized compensation function ensuring consistent programs and practices across the enterprise;
•Enterprise-wide framework providing a uniform approach to evaluating and aligning roles and compensation levels based on job responsibilities, market competitiveness, strategic importance of the role, and other relevant factors;
•Prohibition against asking external job applicants for current or historical compensation information;
•Requirement to consider each employee’s experience, proficiency, and performance when making individual compensation decisions;
•Training for managers and human resources business partners on performance assessment and compensation planning; and
•Multiple levels of review and approval required for all compensation decisions.
We are committed to our extensive, long-standing policies and practices to ensure fair pay across the organization, while also staying attuned to external best practices and insights, and leveraging input from subject matter experts. We evaluate our performance every year, and as markets and talent pools shift over time we work to evolve our practices accordingly.
Employee Health and Wellness
The Hartford offers a comprehensive benefits package and award-winning wellness programs to help our employees live healthy lives and achieve their full potential. Our extensive benefits include:

•Medical plan options;
•Dental and vision coverage options;

Part I - Item 1. Business
•401(k) plan with company contribution and employee match;
•Paid time off ("PTO") with at least 19 days of annual eligibility to start;
•Paid holidays;
•Flexible work schedules, including remote work arrangements;
•Tuition reimbursement;
•Family medical leave;
•Parental leave;
•Adoption support program;
•Organ and bone marrow donation leave policy; and
•Employee assistance program.
The Company also offers a medical advocacy program and well-being programs including nutrition counseling, weight management, sleep improvement, fitness reimbursement, and more.
COVID-19 Response
In response to COVID-19, the Company implemented a number of mitigation strategies to protect the health and safety or our employees while also addressing potential operational impacts.
The company enhanced employee benefit offerings including:
•Free coverage for COVID-19 testing and treatment;
•Virtual and telehealth visits for non-COVID-19 and behavioral health visits;
•Flexibility for COVID-19-related withdrawals from the 401(k) plan;
•Educational webinars on COVID-19 and related family support topics;
•Employee support through our Corporate, Health & Well-being team comprised of healthcare professionals to identify, isolate, and support employees with potential COVID-19 exposure; and
•Increased focus on mental health support and increased communication about our Employee Assistance Program ("EAP") and other resources available to employees and their families.
In addition to these enhancements to the Company’s employee benefits program, several additional actions were taken to protect employees and sustain business operations:
•Activated our cross-functional Crisis Management Team ("CMT") comprised of representatives from across the enterprise;
•Published a COVID-19 employee resource site and 24/7 COVID-19 hotline to communicate the Company's efforts to protect employees and sustain business operations;
•Rapidly enabled 95% of employees to work from home with no material impacts to operations;
•Provided guidance to help managers navigate employee engagement and retention challenges including the unprecedented impact of remote school on working parents;
•Strengthened our technology infrastructure and expanded capabilities for accessing the Company’s network remotely;
•Reconfigured our physical plant to help ensure the safety of our essential workers who needed to access our offices;
•Launched an employee health screening application to keep our offices safe; and
•Actively worked with sourcing partners to ensure they implemented their business continuity plans.
Diversity and Inclusion
The Hartford seeks to be an insurance industry leader in promoting a diverse and inclusive workplace, enabling us to attract and leverage top talent to meet our business goals in an increasingly diverse environment. We are committed to ethical conduct and a bias-free workplace for all employees as we continue building, enhancing and sustaining an inclusive supportive culture that reflects the diversity of our customer base.
We continue to invest in and accelerate a wide range of strategies to improve representation of talent that’s demographically underrepresented in the insurance industry, including targeted initiatives to improve the representation of women and people of color, and training to help employees understand, identify and mitigate bias.
In support of diversity, equity and inclusion, The Hartford maintains long-term aspirational goals for representation of women and people of color at the leadership level, which are disclosed in our annual Sustainability Highlight Report.
The Company has also created and adopted individualized business plans and D&I goals for each business and functional area. Progress is evaluated and considered as part of the performance assessment process.
The Board of Directors is updated annually on the Company’s D&I efforts.
For more information on the Company’s human capital including our commitments, goals, initiatives and progress, as well as our employee demographics, refer to The Hartford’s Sustainability Highlight Report available on the investor relations section of the Company’s website at: https://ir.thehartford.com. The Hartford’s 2020 Sustainability Highlight Report is expected to be published prior to the Company’s annual meeting in May 2021.

Part I - Item 1. Business
AVAILABLE INFORMATION
The Company’s Internet address is www.thehartford.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations section of our website, https://ir.thehartford.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Reports filed with the SEC may be viewed at www.sec.gov. References in this report to our website address are provided only as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.
Item 1A. RISK FACTORS
In deciding whether to invest in The Hartford, you should carefully consider the following risks, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity and could also impact the trading price of our securities. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.
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
The global spread of COVID-19 has created significant market volatility, uncertainty and economic disruption. The extent to which COVID-19 impacts our business, financial condition, results of operations and/or liquidity will depend on future developments which are highly uncertain and cannot be easily predicted including: the duration and scope of the pandemic; the effectiveness of vaccines; the length of time it takes to administer vaccines to the population; new variants of the Coronavirus which may impact the severity of the pandemic; and the actions taken to contain or treat its impact. Additional uncertainty exists regarding governmental, business and individual actions that have been and may continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; potential legislative, regulatory, and judicial responses to the pandemic pertaining specifically to insurance underwriting and claims; the effect on our customers and customers’ demand for our products; our ability to sell our products and our ability to use historical experience to assist our decision making in areas including underwriting, pricing, capital management and investments.
Below are several key effects of COVID-19 on the Company’s business results, financial condition, results of operations and/or liquidity:

•Insurance and Product Related Risk - The Company may continue to incur increased loss costs under insurance policies that we have written including for workers’ compensation, group life insurance, short-term disability, general liability, surety, director and officer liability, and employment practices liability, as well as property business. We may continue to be required to pay workers’ compensation claims for lost wages and medical costs associated with COVID-19, if claims are determined to be occupationally related to the work of the insured’s employees.
In addition, the Company’s Group Benefits business has issued group life policies to employers and associations, which may continue to result in increased death claims due to COVID-19 mortality. We may also continue to experience higher short-term disability and paid family leave claims from employees and covered individuals who have been affected by COVID-19.
Under general liability or umbrella policies, we may have exposure to increased claims for indemnification from our insureds who may be found liable for negligently having exposed third parties to COVID-19 at a place of business, home or other premise. In our commercial surety lines, there is the potential for elevated frequency and severity due to an increase in the number of bankruptcies, especially in small businesses and impacted industries such as hospitality, entertainment and transportation. In construction surety, there is the potential for elevated losses if contractors experience project shutdowns or payment delays, which could negatively impact their cash flows, or result in disruptions in their supply chains, labor shortages or inflation in the cost of materials. We may also have increased allegations under director and officer and employment practices liability policies for inadequate disclosures,

Part I - Item 1A. Risk Factors
mismanagement of resources, and hiring/lay off actions relating to COVID-19.
Nearly all of our property insurance policies require direct physical loss or damage to property and contain standard exclusions that we believe preclude coverage for COVID-19 related claims, and the vast majority of such policies contain exclusions for virus-related losses. Nevertheless, the Company and certain of its writing companies have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies for alleged losses resulting from the shutdown or suspension of our insureds’ businesses due to the spread of COVID-19. While the Company and its subsidiaries deny the allegations and intend to defend vigorously and while virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results.
Further, some of the brokers and agents we do business with could have their operations affected by COVID-19 making it more difficult for us to conduct business.
•Regulatory/Legal Risk - We also cannot predict how legal and regulatory responses to concerns about COVID-19 and related public health issues will impact our business, including the possible extension of insurance coverage beyond our policy language, such as for business interruption, civil authority and other claims. Further, policyholders may elect to litigate coverage issues which would lead to increased costs to the Company. For additional information on legislative and regulatory risks, see Part I, Item 2, MD&A - Capital Resources and Liquidity, Contingencies, Legislative and Regulatory Developments.
•Recessionary and other Global Economic Risk - As a result of COVID-19 containment efforts, many business operations, including many of the Company’s insureds, have either been shut down or significantly curtailed for an uncertain period of time. Due to the economic downturn, we could continue to see increased policy lapses and non-renewals and reduced demand for new business. In addition, employers have reduced and may continue to reduce their work forces, resulting in lower premiums for the Company’s workers’ compensation and group benefit products. The COVID-19 pandemic and resulting economic stress may continue to contribute to lower earned premiums, and reduced net investment income due to lower reinvestment rates. In response to the economic downturn, central banks have reduced benchmark interest rates to near zero.
In addition, the Company could experience credit losses on various asset balances, including receivables and the principal amount of various invested assets, including fixed maturities and mortgage loans. In addition to credit losses on invested assets, The Company could experience declines in the value of available for sale debt securities if credit spreads were to widen significantly, which would reduce shareholders’ equity. The economic impacts of COVID-19 could also result in higher reinsurance costs and/or more limited availability of reinsurance coverage. Reinsurance treaties renewed by the Company subsequent to July 1,
2020 exclude coverage for losses arising from communicable diseases.
Also, market volatility may cause us to change our existing hedging strategies resulting in economic loss. As markets become less liquid and/or experience lower trading volumes, it may be more difficult to value certain investment securities that we hold. Additionally, the Company may determine that an impairment has occurred when assessing its goodwill and other intangible assets, which would result in reduced earnings in the period that the impairment is recorded.
•Capital and Liquidity Risk - We may also experience liquidity pressures including the need to provide additional capital to certain insurance subsidiaries, reductions in the amount of available dividend capacity from our subsidiaries and the need to post more collateral due to declining investment valuations or due to requirements under derivative agreements. Further, among other possible actions, we may choose not to repurchase shares and may decide to invest proceeds from maturing fixed maturities in short-term investments which earn lower returns.
•Operational Risk - The Company also faces operational risks as a result of COVID-19. The Company has limited the number of employees working in its offices, resulting in the vast majority of employees working from home. While the Company has the technology in place to enable this arrangement and to facilitate communication with insureds, intermediaries, claimants and other third parties, there is a risk that business operations will be disrupted due to, among other things, cybersecurity attacks or data security incidents, higher than anticipated web traffic and call volumes as well as lack of sufficient broadband internet connectivity for employees and third parties working from home. If those disruptions become significant, it could result in, among other impacts, delays in settling claims, processing new business, renewals, cancellations and endorsements for insureds, billing and collecting premiums, transacting with reinsurers, contracting with and paying vendors, and disruptions to investment operations.
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
For all of the reasons discussed above, the global public health and economic impacts caused by the COVID 19 pandemic could have a material adverse effect on our financial condition, results of operations and liquidity.

Part I - Item 1A. Risk Factors
Risks Relating to Economic, Political and Global Market Conditions
Unfavorable economic, political and global market conditions may adversely impact our business and results of operations.
The Company’s investment portfolio and insurance liabilities are sensitive to changes in economic, political and global capital market conditions, such as the effect of a weak economy and changes in credit spreads, equity prices, interest rates, inflation, foreign currency exchange rates, and shifts in demand and supply of U.S. dollars. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, a weak real estate market, lower business investment and lower consumer spending may adversely affect the demand for insurance and financial products and lower the Company’s profitability in some cases. In addition, political instability, politically motivated violence or civil unrest, may increase the frequency and severity of insured losses. In addition, a deterioration in global economic conditions and/or geopolitical conditions, including due to military action, trade wars, tariffs or other actions with respect to international trade agreements or policies, has the potential to, among other things, reduce demand for our products, reduce exposures we insure, drive higher inflation that could increase the Company’s loss costs and result in increased incidence of claims, particularly for workers’ compensation and disability claims. The Company’s investment portfolio includes limited partnerships and other alternative investments and equity securities for which changes in value are reported in earnings. These investments may be adversely impacted by economic volatility, including real estate market deterioration, which could impact our net investment returns and result in an adverse impact on operating results.
Below are several key factors impacted by changes in economic, political, and global market conditions and their potential effect on the Company’s business and results of operations:
•Credit Spread Risk - Credit spread exposure is reflected in the market prices of fixed income instruments where lower rated securities generally trade at a higher credit spread. If issuer credit spreads increase or widen, the market value of our investment portfolio may decline. If the credit spread widening is significant and occurs over an extended period of time, the Company may recognize credit losses, resulting in decreased earnings. If credit spreads tighten significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, the value of credit derivatives under which the Company assumes exposure or purchases protection are impacted by changes in credit spreads, with losses occurring when credit spreads widen for assumed exposure or when credit spreads tighten if credit protection has been purchased.
•Equity Markets Risk - A decline in equity markets may result in unrealized capital losses on investments in equity securities recorded against net income and lower earnings from Hartford Funds where fee income is earned based upon the fair value of the assets under management. Equity markets are unpredictable. In the past few years, equity markets have been volatile, which could be indicative of a greater risk of a decline. For additional information on equity market sensitivity, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk- Equity Risk.
•Interest Rate Risk - Global economic conditions may result in the persistence of a low interest rate environment which would continue to pressure our net investment income and could result in lower margins on certain products. For additional information on interest rate sensitivity, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk - Interest Rate Risk
New and renewal business for our property and casualty and group benefits products is priced considering prevailing interest rates. As interest rates decline, in order to achieve the same economic return, we would have to increase product prices to offset the lower anticipated investment income earned on invested premiums. Conversely, as interest rates rise, pricing targets will tend to decrease to reflect higher anticipated investment income. Our ability to effectively react to such changes in interest rates may affect our competitiveness in the marketplace, and in turn, could reduce written premium and earnings. For additional information on interest rate sensitivity, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk - Interest Rate Risk.
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
•Inflation Risk - Inflation is a risk to our property and casualty business because, in many cases, claims are paid out many years after a policy is written and premium is collected for the risk. Accordingly, a greater than expected increase in inflation related to the cost of medical services and repairs over the claim settlement period can result in higher claim costs than what was estimated at the time the policy was written. Inflation can also affect consumer spending and business investment which can reduce the demand for our products and services.
•Foreign Currency Exchange Rate - Changes in foreign currency exchange rates may impact our non-U.S. dollar denominated investments and foreign subsidiaries. As the Company has expanded its international operations, exposure to exchange rate fluctuations has increased. We hold cash and fixed maturity securities denominated in foreign currencies, including British Pounds and Canadian dollars, among others, and also have other assets and liabilities denominated in foreign currencies such as premiums receivable and loss reserves. While the Company predominately uses asset-liability matching, including the use of derivatives, to hedge certain of these exposures to

Part I - Item 1A. Risk Factors
fluctuations in foreign currency exchange rates, these actions do not eliminate the risk that changes in the exchange rates of foreign currencies to the U.S. dollar could result in financial loss to the Company, including realized or unrealized capital losses resulting from currency revaluation and increases to regulatory capital requirements for foreign subsidiaries that have net assets that are not denominated in their local currency. For additional information on foreign exchange risk, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk.
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
Changes in security asset prices may impact the value of our fixed income, real estate and commercial mortgage investments, resulting in realized or unrealized losses on our invested assets. Our decision to invest in certain securities and loans may also be impacted by changes in climate patterns due to:
•changes in supply/demand characteristics for fuel (e.g., coal, oil, natural gas)
•advances in low-carbon technology and renewable energy development and
•effects of extreme weather events on the physical and operational exposure of industries and issuers
Because there is significant variability associated with the impacts of climate change, we cannot predict how physical, legal, regulatory and social responses may impact our business.
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
In July 2017, the U.K. Financial Conduct Authority ("FCA") announced that by the end of 2021 it intends to stop persuading or compelling banks to report information used to set LIBOR, which could result in LIBOR no longer being published after 2021 or a determination by regulators that LIBOR is no longer representative of its underlying market. Since 2017, actions by regulators have resulted in efforts to establish alternative reference rates to LIBOR in several major currencies. The Alternative Reference Rate Committee, a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Funding Rate (“SOFR”) as its preferred alternative rate for U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The Federal Reserve Bank of New York began publishing daily SOFR in April 2018. Development and adoption of broadly accepted methodologies for transitioning from LIBOR, an unsecured forward-looking rate, to SOFR, a secured rate based on historical transactions, is ongoing.

Part I - Item 1A. Risk Factors
In December 2020, based on feedback from the banks that report information used to set LIBOR and following discussions with the FCA, the administrator of LIBOR, ICE Benchmark Administration, released a consultation on the potential for it to continue publication of the most widely-used U.S. dollar LIBOR rates until the end of June 2023. Subject to the results of the consultation, then, it is possible that some U.S. dollar LIBOR rates will continue to be available for a limited period beyond the end of 2021.
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
For additional information on the Company’s financial instruments that are tied to LIBOR, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Enterprise Risk Management, Financial Risk.
The withdrawal of the U.K. from the E.U. may adversely affect our business, financial condition and results of operation.
In June 2016, the U.K voted in a national referendum to withdraw from the E.U. (“Brexit”) and formal negotiations on the separation process, including the final exit date, have been ongoing and extended various times. The U.K. officially departed from the E.U. on January 31, 2020. Following the end of the Brexit Transition Period on December 31, 2020, the Trade and Cooperation Agreement between the E.U. and the U.K. (the “TCA”) came into effect on a provisional basis. The end of the Brexit Transition Period has resulted in significant changes and continuing uncertainty to E.U.-U.K. trade in financial services given the TCA does not include any provisions that compensate for the loss of ‘passporting’ rights under the E.U. Single Market Directives. In particular, there is no mutual recognition of licensing regimes, the market access provisions do not preclude E.U. Member States from imposing authorization requirements on UK financial services businesses and there are no provisions in the TCA on equivalence or regulatory cooperation in the area of financial services. Finally, the E.U. has largely carved out financial services from the most-favored nation provisions for investment liberalization and cross-border trade in services, so in theory the E.U. is free to offer better terms on financial services to other jurisdictions in the future without offering the same to the U.K.
A separate, short Joint Declaration on Financial Services Regulatory Cooperation was published alongside the TCA which is essentially an agreement to agree at a later stage some of the detail on financial services which is absent from the TCA. In this respect, the UK and the E.U. intend to enter into a Memorandum of Understanding by March 2021 but this will not have the same legal effect or status as an international treaty.
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
As a result of the acquisition of Navigators Group, we have international operations in the U.K. and E.U. While Navigators Group has implemented measures to sell business in the E.U. independently of its U.K. insurance companies by having its Lloyd's Syndicate write business through the Lloyd’s subsidiary in Belgium, the extent of the disruption due to Brexit throughout the U.K. and E.U. is uncertain. Should we seek to access the E.U. market through our U.K. insurance companies, that will depend on general trade and services agreements made by the U.K. with the E.U. or on specific arrangements made by our U.K. insurance companies to retain access to the E.U. market. In addition, the ability to access the E.U. market through our Lloyd's Syndicate depends on Lloyd's being able to comply with E.U. regulations through its Belgium subsidiary. The consequence of making such specific arrangements may increase our cost of doing business.
Specifically, Lloyd’s is still in discussion with the Belgium Financial Services Markets Authority ("FSMA") and the National Bank of Belgium ("NBB") regarding the Lloyd’s Europe operating model and the activities performed for it by managing agents (through the Outsourcing Agreement) and the question of whether it was possible that they could be construed as constituting insurance distribution under the Insurance Distribution Directive ("IDD"), which would therefore require them to be authorized within the European Economic Area ("EEA"). Lloyd’s are proposing to make changes to the operating model by the second half of 2021 with the engagement of the market.
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

Part I - Item 1A. Risk Factors
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
Effective December 31, 2016, the Company entered into an agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”) whereby the Company is reinsured for subsequent adverse development on substantially all of its net A&E reserves up to an aggregate net limit of $1.5 billion. We remain directly liable to claimants and if the reinsurer does not fulfill its obligations under the agreement or if future adverse development exceeds the $1.5 billion aggregate limit, we may need to increase our recorded net reserves which could have a material adverse effect on our financial condition, results of operations and liquidity. For additional information related to risks associated with the adverse development cover, see Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
We are vulnerable to losses from catastrophes, both natural and man-made.
Our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable natural events, including, among others, earthquakes, hurricanes, hailstorms, severe winter weather, wind storms, fires, tornadoes, and pandemics. Catastrophes can also be man-made, such as terrorist attacks, civil unrest, cyber-attacks, explosions or infrastructure failures.
The geographic distribution of our business subjects us to catastrophe exposure for events occurring in a number of areas, including, but not limited to: hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States; tornadoes and hail in the Midwest and Southeast; earthquakes in geographical regions exposed to seismic activity; wildfires in the West; and the spread of disease, which can occur throughout multiple geographic locations. We are also exposed to catastrophe losses in other parts of the world through our global specialty business. Any increases in the values and concentrations of insureds and property in these areas would increase the severity of catastrophic events in the future. In addition, changes in climate and/or weather patterns may increase the frequency and/or intensity of severe weather and natural catastrophe events potentially leading to increased insured losses. Potential examples include, but are not limited to:
•an increase in the frequency or intensity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere,
•more frequent and larger wildfires in certain geographies,
•higher incidence of deluge flooding, and
•the potential for an increase in frequency and severity of hurricane events.
For a further discussion of climate-related risks, see the above-referenced Risk Factor, “Changing climate and weather patterns may adversely affect our business, financial condition and results of operation.”
Our businesses also have exposure to global or nationally occurring pandemics caused by highly infectious and potentially fatal diseases spread through human, animal or plant populations.
In the event of one or more catastrophes, policyholders may be unable to meet their obligations to pay premiums on our insurance policies. Further, our liquidity could be constrained by a catastrophe, or multiple catastrophes. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our business, financial condition, results of operations or liquidity. The amount we charge for catastrophe exposure may be inadequate if the frequency or severity of catastrophe losses changes over time or if the models we use to estimate the exposure prove inadequate. In addition, regulators or legislators could limit our ability to charge adequate pricing for catastrophe exposures or shift more responsibility for covering risk.
Terrorism is an example of a significant man-made caused potential catastrophe. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. In addition, workers' compensation policies generally do not have exclusions or limitations for terrorism losses. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program (the "Program") Reauthorization Act of 2019 (“TRIPRA 2019”) is also limited and only applies for certified acts of terrorism that exceed a certain threshold of industry losses. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. TRIPRA 2019 also requires that the federal government create the following reports, which could lead to additional legislation or regulation: (1) Treasury

Part I - Item 1A. Risk Factors
Department to include in its biennial report on the effectiveness of the Program an evaluation of the availability and affordability of terrorism risk insurance for places of worship; and (2) Government Accountability Office report to analyze and address the vulnerabilities and potential costs of cyber terrorism, to assess adequacy of coverage under the Program, and to make recommendations for future legislative changes to address evolving cyber terrorism risks. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks or other geopolitical or military crises, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio. Terrorist attacks also could disrupt our operation centers. In addition, TRIPRA 2019 expires on December 31, 2027 and if the U.S. Congress does not reauthorize the program or significantly reduces the government’s share of covered terrorism losses, the Company’s exposure to terrorism losses could increase materially unless it can purchase alternative terrorism reinsurance protection in the private markets at affordable prices or takes actions to materially reduce its exposure in lines of business subject to terrorism risk. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Enterprise Risk Management - Insurance Risk Management, Reinsurance as a Risk Management Strategy.
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
Additionally, the property and casualty and group benefits insurance markets have been historically cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards, more expansive coverage offerings, multi-year rate guarantees and declining premium rates, followed by periods of relatively low levels of competition, more selective underwriting standards, more coverage restrictions and increasing premium rates. In all of our property and casualty and group benefits insurance product lines, there is a risk that the premium we charge may ultimately prove to be inadequate as reported losses emerge. In addition, there is a risk that regulatory constraints, price competition or incorrect pricing assumptions could prevent us from achieving targeted returns. Inadequate pricing could have a material adverse effect on our results of operations and financial condition.
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

Part I - Item 1A. Risk Factors
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
We distribute our insurance products, mutual funds and ETPs through a variety of distribution channels and financial intermediaries, including brokers, independent agents, wholesale agents, reinsurance brokers, broker-dealers, banks, registered investment advisors, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through third-party arrangements. For example, we market personal lines products in large part through an exclusive licensing arrangement with AARP that continues through December 31, 2032. Our ability to distribute products through the AARP program may be adversely impacted by membership levels and the pace of membership growth. In addition, the independent agent and broker distribution channel is consolidating which could result in a larger proportion of written premium being concentrated among fewer agents and brokers, potentially increasing our cost of acquiring new business. While we periodically seek to renew or extend third party arrangements, there can be no assurance that our relationship with these third parties will continue or that the economics of these relationships won't change to make them less financially attractive to the Company. An interruption in our relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Unexpected and unintended claim and coverage issues under our insurance contracts may adversely impact our financial performance.
Changes in industry practices and in legal, judicial, social and other environmental conditions, technological advances or fraudulent activities, may require us to pay claims we did not intend to cover when we wrote the policies. Social, economic, political and environmental issues, including rising income inequality, climate change, prescription drug use and addiction, exposures to new substances or those previously considered to be safe, along with the use of social media to proliferate messaging around such issues, has expanded the theories for reporting claims, which may increase our claims administration and/or litigation costs. State and local governments' increased efforts aimed to respond to the costs and concerns associated with these types of issues, may also lead to expansive, new theories for reporting claims or may lead to the passage of "reviver" statutes that extend the statute of limitations for the reporting of these claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse claims. In addition, these and other social, economic, political and environmental issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. Some of these changes, advances or activities may not become apparent until some time after we have issued insurance contracts that are affected by the changes, advances or activities and/or we may be unable to compensate for such losses through future pricing and underwriting. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, financial condition, results of operations and liquidity at the time it becomes known.
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

Part I - Item 1A. Risk Factors
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
We conduct the vast majority of our business through licensed insurance company subsidiaries. In the United States, statutory accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the NAIC. The minimum capital we must hold is based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The RBC formula for life companies is applicable to our group benefits business and establishes capital requirements relating to insurance, business, asset, credit, interest rate and off-balance sheet risks. The RBC formula for property and casualty companies sets required statutory surplus levels based on underwriting, asset and credit and off-balance sheet risks.
Countries in which our international insurance subsidiaries are incorporated or deemed commercially domiciled are subject to regulatory requirements as defined by the regulatory jurisdiction, including Solvency II. In addition, our Lloyd’s member company is required to maintain required Funds at Lloyd’s (“FAL”) to meet the capital requirements of its syndicate. The FAL is determined based on the syndicate’s Solvency Capital Requirement (“SCR”) under the Solvency II capital adequacy model plus an economic capital assessment determined by the Lloyd’s Franchise Board (which is responsible for the day-to-day management of the Lloyd's market).
In any particular year, statutory surplus amounts, RBC ratios, FAL and SCR may increase or decrease depending on a variety of factors, including (as applicable)
•the amount of statutory income or losses generated by our insurance subsidiaries,
•the amount of additional capital our insurance subsidiaries must hold to support business growth,
•the amount of dividends or distributions paid to the holding company,
•changes in equity market levels,
•the value of certain fixed-income and equity securities in our investment portfolio,
•the value of certain derivative instruments,
•changes in interest rates,
•admissibility of deferred tax assets, and
•changes to the regulatory capital formulas.
Most of these factors are outside of the Company's control. The regulatory capital formulas could also be negatively affected if the NAIC, state insurance regulators or other insurance regulators change the accounting guidance for determining capital adequacy. Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of a measure of GAAP capital held by the Company in determining the Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. If our capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may need to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
Losses due to nonperformance or defaults by counterparties can have a material adverse effect on the value of our investments, reduce our profitability or sources of liquidity.
We have credit risk with counterparties associated with investments, derivatives, premiums receivable, reinsurance recoverables and indemnifications provided by third parties in connection with previous dispositions. Among others, our counterparties include issuers of fixed maturity and equity securities we hold, borrowers of mortgage loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options and "cleared" over-the-counter derivatives, the Company is generally exposed to the credit risk of the relevant central counterparty clearing house. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, financial condition, results of operations and liquidity. Additionally, if the underlying assets supporting the structured securities we invest in default on their payment obligations, our securities will incur losses.
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

Part I - Item 1A. Risk Factors
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
The valuation of our securities and investments and the determination of allowances and credit losses are highly subjective and based on methodologies, estimations and assumptions that are subject to differing interpretations and market conditions.
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

Part I - Item 1A. Risk Factors
conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Similarly, management’s decision on whether to record an allowance for credit loss is subject to significant judgments and assumptions regarding changes in general economic conditions, the issuer's financial condition or future recovery prospects, estimated future cash flows, the effects of changes in interest rates or credit spreads, the expected recovery period and the accuracy of third party information used in internal assessments. As a result, management’s evaluations and assessments are highly judgmental and its projections of future cash flows over the life of certain securities may ultimately prove incorrect as facts and circumstances change.
If our businesses do not perform well, we may be required to recognize an impairment of our goodwill.
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
Systems failures or outages could compromise our ability to perform these business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, civil unrest, an industrial accident, a cyber-attack, a blackout, a terrorist attack (including conventional, nuclear, biological, chemical or radiological) or war, systems upon which we rely may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees and business partners are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed.
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
Our businesses must comply with regulations to control the privacy of customer, employee and third party data, and state, federal and international regulations regarding data privacy, including the European Union General Data Protection Regulation and California Consumer Privacy Act, are becoming increasingly more onerous. A misuse or mishandling of confidential or proprietary information could result in legal liability, regulatory action and reputational harm.
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

Part I - Item 1A. Risk Factors
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
The ability to execute on capital management plans is subject to material challenges, uncertainties and risks. From time to time, our capital management plans may include the repurchase of common stock, the paydown of outstanding debt or both. We may not achieve all of the benefits we expect to derive from these plans. For an equity repurchase plan approved by the Board, such capital management plan would be subject to execution risks, including, among others, risks related to market fluctuations, investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that we will fully execute any such plan. In addition, we may not be successful in keeping our businesses cost efficient. The Company may not be able to achieve all the revenue increases, expense reductions and other synergies that it expects to realize as a result of acquisitions, divestitures or restructurings. We may take future actions, including acquisitions, divestitures or restructurings that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations and liquidity.
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
Our ability to attract, develop and retain talented employees, managers and executives is critical to our success. There is significant competition within and outside the insurance and financial services industry for qualified employees, particularly for individuals with highly specialized knowledge in areas such as underwriting, actuarial, data and analytics, technology and digital commerce and investment management. Our continued ability to compete effectively in our businesses and to expand into new business areas depends on our ability to attract new employees and to retain and motivate our existing employees. The loss of any one or more key employees, including executives, managers and employees with strong technological, analytical and other specialized skills, may adversely impact the execution of our business objectives or result in loss of important institutional knowledge. Our inability to attract and retain key personnel could have a material adverse effect on our financial condition and results of operations.
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

Part I - Item 1A. Risk Factors
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
In addition, changes in laws or regulations, particularly relating to privacy and data security and potential limitations on predictive models, such as use of certain underwriting rating variables, may materially impede our ability to execute on business strategies and/or our ability to be competitive. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. In addition, the Federal Reserve Board and the International Association of Insurance Supervisors ("IAIS") continue to advance the development of insurance group capital standards. As of January 1, 2020, the IAIS Insurance Capital Standard entered a five-year monitoring period at the end of which insurance firms are required to be in compliance with such standards. While the Company would not currently be subject to either of these capital standard regimes, it is possible that, in the future, standards similar to what is being contemplated by the Federal Reserve Board or the IAIS could apply to the Company. Working through the NAIC, U.S. state insurance regulators have developed a group capital calculation for use in solvency-monitoring activities. The calculation is intended to provide additional analytical information to the lead state for use in assessing group risks and capital adequacy to complement the current holding company analysis in the U.S. The next step is for the revised NAIC Model Act and Regulation to go to the states for adoption. The Covered Agreement between the U.S. and European Union, as well as the Covered Agreement between the U.S. and the U.K., provide a 60-month period (expiring September 22, 2022) for the U.S. to implement a "worldwide group capital calculation" for U.S. groups. If this deadline is not met, European Union member states and the U.K. each could potentially subject U.S. groups doing business in the EU and the U.K. to their own group supervision requirements, possibly including imposition of Solvency II's group capital standard.

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

Part I - Item 1A. Risk Factors
Our insurance business is sensitive to significant changes in the legal environment that could adversely affect The Hartford’s results of operations or financial condition or harm its businesses.
Like any major P&C insurance company, litigation is a routine part of The Hartford’s business - both in defending and indemnifying our insureds and in litigating insurance coverage disputes. The Hartford accounts for such activity by establishing unpaid loss and loss adjustment expense reserves. Significant changes in the legal environment could cause our ultimate liabilities to change from our current expectations. Such changes could be judicial in nature, like trends in the size of jury awards, developments in the law relating to tort liability or the liability of insurers, and rulings concerning the scope of insurance coverage or the amount or types of damages covered by insurance. In addition, changes in federal or state laws and regulations relating to the liability of insurers or policyholders, including state laws expanding “bad faith” liability and state “reviver” statutes, extending statutes of limitations for certain sexual molestation and sexual abuse claims, could result in changes in business practices, additional litigation, or could result in unexpected losses, including increased frequency and severity of claims. It is impossible to forecast such changes reliably, much less to predict how they might affect our loss reserves or how those changes might adversely affect our ability to price our insurance products appropriately. Thus, significant judicial or legislative developments could adversely affect The Hartford’s business, financial condition, results of operations and liquidity.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act" ("TCJA"). There is a risk that Congress could enact future legislation that may change or eliminate the provisions of TCJA or affect how the provisions apply to the Company including a corporate tax rate increase or other changes that may affect the manner in which insurance companies are taxed. Moreover we could continue to see states enact changes to their tax laws including the state impacts of TCJA, such as limitations on interest deductions and income earned by foreign affiliates, which, in turn, could adversely affect the Company's business and financial results. Among other risks, there is risk that these additional clarifications could increase taxes on the Company, further increase administrative costs, make the sale of our products more costly and/or make our products less competitive.
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

Part II - Item 2. Properties
Item 2. PROPERTIES
As of December 31, 2020, The Hartford owned building space totaling approximately 1.8 million square feet consisting principally of 1.77 million square feet for its home office complex in Hartford, Connecticut and other properties within the greater Hartford, Connecticut area, and approximately 22 thousand square feet in Belgium. In addition, we lease offices throughout North America, Europe and other overseas locations to house administrative, claims handling, sales and other business operations. As of December 31, 2020, The Hartford leased approximately 1.5 million square feet throughout North America, 22 thousand square feet in London and 11 thousand square feet in other overseas and European branches. All of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.
Item 3. LEGAL PROCEEDINGS
For a discussion regarding The Hartford’s legal proceedings, see the information contained under “Litigation,” including “COVID-19 Pandemic Business Income Insurance Coverage Litigation” and “Asbestos and Environmental Claims,” in Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5. MARKET FOR THE HARTFORD’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”. As of February 18, 2021, the Company had approximately 10,150 registered holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
The Hartford's cash dividends paid on common stock and expected payment of future cash dividends are discussed in the Summary of Capital Resources and Liquidity and Liquidity Requirements and Sources of Capital - Dividends sections of Part II, Item 7, MD&A — Capital Resources and Liquidity.
For information related to securities authorized for issuance under equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The Company did not repurchase any shares during the three months ended December 31, 2020.
In December 2020, the Company announced a $1.5 billion share repurchase authorization by the Board of Directors which is effective from January 1, 2021 through December 31, 2022. During the period from January 1, 2021 through February 18, 2021, the Company repurchased 1.1 million shares for $56. The Company's prior share repurchase program, which was authorized by the Board of Directors in February 2019, expired on December 31, 2020. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, and other considerations.

Total Return to Stockholders
The following tables present The Hartford’s annual return percentage and five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.

Annual Return Percentage
	For the years ended
Company/Index	2016	2017	2018	2019	2020
The Hartford Financial Services Group, Inc.	11.81%	20.25%	(19.24%)	39.71%	(16.98%)
S&P 500 Index	11.96%	21.83%	(4.38%)	31.49%	18.40%
S&P Insurance Composite Index	17.58%	16.19%	(11.21%)	29.38%	(0.44%)

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cumulative Five-Year Total Return
	Base
	Period	For the years ended
Company/Index	2015	2016	2017	2018	2019	2020
The Hartford Financial Services Group, Inc.	$100	$111.81	$134.45	$108.58	$151.70	$125.94
S&P 500 Index	$100	$111.96	$136.40	$130.42	$171.49	$203.04
S&P Insurance Composite Index	$100	$117.58	$136.62	$121.31	$156.95	$156.26

$250
$200
$150
$100
$50
$0
Dec 2015
Dec 2016
Dec 2017
Dec 2018
Dec 2019
Dec 2020
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
For discussion of acquisitions, dispositions and reclassifications, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
The Hartford defines increases or decreases greater than or equal to 200% as “NM” or not meaningful.
For discussion of the earliest of the three years included in the financial statements of the current filing, refer to Part 2, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in The Hartford’s 2019 Form 10-K Annual Report.
Throughout the MD&A, we use certain terms and abbreviations, the more commonly used are summarized in the Acronyms section.
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
Book Value per Diluted Share (excluding AOCI)- This is a non-GAAP per share measure that is

Table of Contents	Index to MD&A

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
Net income (loss) and net income (loss) available to common stockholders are the most directly comparable U.S. GAAP measures to core earnings. Core earnings should not be considered as a substitute for net income (loss) or net income (loss) available to common stockholders and does not reflect the overall profitability of the Company's business. Therefore, The Hartford believes that it is useful for investors to evaluate net income (loss), net income (loss) available to common stockholders, and core earnings when reviewing the Company's performance.

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Core Earnings

	For the years ended December 31,
	2020	2019	2018
Net income	$1,737	$2,085	$1,807
Preferred stock dividends	21	21	6
Net income available to common stockholders	$1,716	$2,064	$1,801
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized capital losses (gains) excluded from core earnings, before tax	18	(389)	118
Restructuring and other costs, before tax	104	—	—
Loss on extinguishment of debt, before tax	—	90	6
Loss on reinsurance transactions, before tax	—	91	—
Pension settlement, before tax	—	—	—
Integration and transaction costs associated with acquired business, before tax	51	91	47
Change in loss reserves upon acquisition of a business, before tax	—	97	—
Change in deferred gain on retroactive reinsurance, before tax	312	16	—
Income tax expense (benefit)	(115)	2	(75)
Loss (income) from discontinued operations, net of tax	—	—	(322)
Core earnings	$2,086	$2,062	$1,575
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
Current Accident Year Catastrophe Ratio- A component of the loss and loss adjustment expense ratio, represents the ratio of catastrophe losses incurred in the current accident year (net of reinsurance) to earned premiums. For U.S. events, a catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers, as defined by the Property Claim Services office of Verisk. For international events, the Company's approach is similar, informed, in part, by how Lloyd's defines catastrophes. Lloyd's is an insurance market-place operating worldwide. Lloyd's does not underwrite risks. The Company accepts risks as the sole member of its Lloyd's Syndicate. The current accident year catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.
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
Gross New Business Premium- Represents the amount of premiums charged, before ceded reinsurance, for policies issued to customers who were not insured with the Company in the previous policy term. Gross new business premium plus gross renewal written premium less ceded reinsurance equals total written premium.
Loss and Loss Adjustment Expense Ratio- A measure of the cost of claims incurred in the calendar year divided by earned premium and includes losses and loss adjustment expenses incurred for both the current and prior

Table of Contents	Index to MD&A

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
Net New Business Premium- Represents the amount of premiums charged, after ceded reinsurance, for policies issued to customers who were not insured with the Company in the previous policy term. Net new business premium plus renewal written premium equals total written premium.
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
Renewal Written Price Increase (Decrease)-For Commercial Lines, represents the combined effect of rate changes, amount of insurance and individual risk pricing decisions per unit of exposure on commercial lines policies that renewed. For Personal Lines, renewal written price increases represent the total change in premium per policy since the prior year on those policies that renewed and includes the combined effect of rate changes, amount of insurance and other changes in exposure. For Personal Lines, other changes in exposure include, but are not limited to, the effect of changes in number of drivers, vehicles and incidents, as well as changes in customer policy elections, such as deductibles and limits. The rate component represents the change in rate filed with and approved by state regulators during the period and the amount of insurance represents the change in the value of the rating base, such as model year/vehicle symbol for automobiles, building replacement costs for property and wage inflation for workers’ compensation. A number of factors affect renewal written price increases (decreases) including

Table of Contents	Index to MD&A

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

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Underwriting Gain (Loss)

	For the years ended December 31,
	2020	2019	2018
Commercial Lines
Net income	$856	$1,192	$1,212
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(4)	(2)	(2)
Net investment income	(1,160)	(1,129)	(997)
Net realized capital losses (gains)	60	(271)	43
Other expense	35	38	2
Loss on reinsurance transaction	—	91	—
Income tax expense	176	270	267
Underwriting gain (loss)	$(37)	$189	$525
Personal Lines
Net income (loss)	$718	$318	$(32)
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(14)	(13)	(16)
Net investment income	(157)	(179)	(155)
Net realized capital losses (gains)	5	(43)	7
Other expense	1	1	1
Income tax expense (benefit)	184	76	(19)
Underwriting gain (loss)	$737	$160	$(214)
P&C Other Ops
Net Income	$(168)	$61	$15
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(55)	(84)	(90)
Net realized capital losses (gains)	1	(20)	4
Other expense (income)	(1)	—	1
Income tax expense (benefit)	(46)	12	(7)
Underwriting loss	$(269)	$(31)	$(77)
Written and Earned Premiums- Written premium represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Premiums are considered earned and are included in the financial results principally on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products. Written and earned premium are recorded net of ceded reinsurance premium.
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
THE HARTFORD'S OPERATIONS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, purchase accounting adjustments related to goodwill, and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution").

Table of Contents	Index to MD&A

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
The profitability of the Company's property and casualty insurance businesses over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in force block, actual mortality and morbidity experience, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, its expense levels and expectations about regulatory and legal developments. The Company seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, the Company is required to obtain approval for its premium rates from state insurance departments and the Lloyd's Syndicate's ability to write business is subject to Lloyd's approval for its premium capacity each year. Most of Personal Lines written premium is associated with our exclusive licensing agreement with AARP. This agreement provides an important competitive advantage given the size of the 50 plus population and the strength of the AARP brand. During the second quarter of 2020, the Company extended this agreement through December 31, 2032.
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
Earned premiums
The COVID-19 pandemic has caused significant disruption to the economy of the U.S. and other countries in which we operate. Due to government restrictions that have prevented some businesses from offering goods and services to their customers and due to shelter-in-place guidelines that have reduced business activity, many of our customers, especially small businesses, have had to curtail their operations or have found they are unable to meet cash flow needs due to declining business volume, causing some to lay off workers. As one of the largest providers of small business insurance in the U.S., in 2020, we experienced a 3% year over year decline in our small commercial written premium although trends improved in the second half of 2020. In addition

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
to the expected decline in small commercial written and earned premium, other business lines in Commercial Lines have also been negatively affected due to government-mandated restrictions and stay-at-home guidelines reducing business activity and due to consumers having less disposable income or less willingness to spend on the products and services that our commercial lines policyholders sell. Excluding the effect of the Navigators acquisition, Commercial Lines written premium declined $290, or 4%, year over year driven by lower new business and due to endorsements or other changes to in-force policies that decrease premiums to reflect reduced exposures.
Within Commercial Lines, workers’ compensation written premium declined year over year, partly due to declining payrolls as a result of the economic effects of COVID-19.
Contributing to a 6% decline in Personal Lines written premium in 2020 was the effect of increased shopping behaviors, and lower new business levels arising out of the competitive marketplace. In addition, The Hartford provided a 15 percent refund on policyholders’ April, May and June personal automobile insurance premiums which reduced Personal Lines written and earned premiums by $81 in the second quarter of 2020. In Group Benefits, fully insured ongoing premium decreased 2% in 2020 resulting primarily from lower insured exposure on in-force policies. Because of the economic stress caused by COVID-19, we also experienced a higher amount of uncollectible premiums receivable in 2020. As a result, to reflect our higher expectation of credit losses, The Hartford increased its allowance for credit losses ("ACL") on premiums receivable by $40 in the twelve months ended December 31, 2020.
Net investment income and realized capital gains (losses)
Total net investment income decreased in 2020 primarily due to a lower yield on fixed maturity investments resulting from lower reinvestment rates and lower yields on floating rate securities, partially offset by a higher level of invested assets, due in part to the acquisition of Navigators Group. In an effort to stimulate the economy, central banks have reduced benchmark interest rates to near zero, impacting our yields on floating rate securities and reinvestment rates. From late March to mid-May, 2020, the Company temporarily reinvested receipts of interest and proceeds from maturing fixed maturity investments in liquid, short-term investments. While the Company resumed investing in fixed maturities in May, 2020, lower interest rates since the pandemic began have generally resulted in lower investment yields on newly invested funds. A prolonged period of lower interest rates could depress the Company's net investment income such that to earn the same level of return on equity we may have to charge higher premiums for the insurance products we sell unless loss costs similarly lessen.
Net realized capital gains (losses) on equity securities for the year ended December 31, 2020 totaled $(214) before tax, consisting of unrealized mark-to-market gains (losses) on equity securities held and net realized gains (losses) on equity securities sold, net of realized gains on equity derivative hedges. While equity markets in the last nine months of 2020 increased more than the value they lost during the first quarter, economic conditions remain uncertain and if equity markets were to experience similar declines as occurred in the first quarter of 2020, we may incur more net realized capital losses in future periods.
Net realized capital losses for the year ended December 31, 2020 also included $47 of increases in the allowance for credit losses, partially offset by reversals of the allowance due to improvements in market value or sales, and $5 of intent-to-sell impairments. The increase in the allowance for credit losses in the twelve month period included increases of $28 on available for sale fixed maturities and increases of $19 on commercial mortgage loans. If it takes a prolonged period for the economy to recover or if the impacts of the economic downturn are deeper than anticipated, we could experience further credit losses and intent-to-sell impairments, particularly with highly leveraged companies and issuers in the energy, commercial real estate, and travel and leisure sectors, resulting in further net realized capital losses.
Impact to direct benefits, losses and loss adjustment expenses from COVID-19 claims
For the year ended December 31, 2020, we recorded direct COVID-19 incurred losses in P&C of $278, reflecting management’s best estimate of the ultimate cost of settling COVID-19 claims incurred, including $141 for property claims, $66 for workers’ compensation, net of favorable frequency on other workers' compensation claims, and $71 of incurred losses largely concentrated in financial lines such as D&O and E&O and in surety and marine.
Nearly all of our property insurance policies require direct physical loss or damage to property and contain standard exclusions that we believe preclude coverage for COVID-19 related claims, and the vast majority of such policies contain exclusions for virus-related losses. Included in the $141 of COVID-19 property incurred losses and loss adjustment expenses in the twelve month period were $101 of losses arising from a small number of property policies that do not require direct physical loss or damage and from policies intended to cover specific business needs, including crisis management and performance disruption, as well as a reserve of $40 for legal defense costs. Given the significant business disruptions that have occurred due to the COVID-19 pandemic, the Company has experienced increased property claims, resulting in increased litigation activity and legal expenses. Within Property & Casualty, we incur COVID-19 workers’ compensation losses when it is determined that workers were exposed to COVID-19 out of and in the course of their employment and in other cases where states have passed laws providing for the presumption of coverage for certain industry classes, including health care and other essential workers. While current accident year losses for workers’ compensation for the year ended December 31, 2020 increased by $180 due to COVID-19 claims, this has been partially offset by lower claim frequency of non-COVID-19 related workers’ compensation claims due to reduced business activity, resulting in a net increase in incurred losses of $66. Favorable non-COVID-19 workers’ compensation claim frequency could continue through 2021 though possibly to a lesser extent if more business activity resumes. The Company could incur additional COVID-19 direct incurred losses in P&C through much of 2021, particularly for workers’ compensation and financial lines.
Within Group Benefits, the Company experienced excess mortality in its group life business of $239 in 2020, primarily caused by direct and indirect impacts of COVID-19. Within the group disability business, in 2020 the Company recognized $29 of

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
COVID-19 direct losses from short-term disability claims, more than offset by $38 of favorable frequency on other short-term disability claims.
Other impacts from COVID-19 and resulting economic downturn
Apart from impacts on the investment portfolio, net investment income and net realized capital gains (losses), in 2020, the Company incurred a number of other insurance business impacts from the COVID-19 pandemic and the resulting economic downturn as follows:
•For the year ended December 31, 2020, we recognized an estimated decrease in current accident incurred losses in Personal Lines automobile of $218 due to a significant reduction in miles driven since the pandemic began, though miles driven has begun to increase again. In the second quarter of 2020, Personal Lines written and earned premiums were reduced by $81 due to providing automobile policyholders with premium refunds or credits in recognition of the decrease in miles driven.
•The Company experienced the impacts of lower premium retention, including the impact of a lower exposure base on workers' compensation premium.
•From April through approximately July of 2020, the Company waived late payment fees for a period of time for business and personal insurance customers and temporarily suspended the policy cancellation process for policyholders of our Commercial Lines, Personal Lines and Group Benefits segments with the period of policy cancellations for non-payment varying by state.
•Because of the economic stress caused by COVID-19 and partly due to the extension of billing terms, we expect a higher amount of uncollectible premiums receivable. As a result, to reflect our higher expectation of credit losses, The Hartford increased its ACL on premiums receivable by $40 in the year ended December 31, 2020.
•Apart from the increase in the premiums receivable allowance, we have experienced a decline in insurance operating costs and other expenses partly due to lower travel and employee benefits costs and lower operating costs associated with lower earned premium volumes.
Considering the impacts of COVID-19, the Company evaluated the impact of market factors on the fair value of the reporting units using the income approach and determined the estimated fair values do not indicate a goodwill impairment for any reporting unit. The annual goodwill assessment for the reporting units was completed as of October 31, 2020, and resulted in no write-downs of goodwill for the year ended December 31, 2020.
For information about additional resources the Company has to manage capital and liquidity during the COVID-19 pandemic and economic downturn, refer to the Capital Resources & Liquidity section of MD&A.
For additional information about the potential impacts of the COVID-19 pandemic and resulting economic downturn, see the risk factor "The pandemic caused by the spread of COVID-19 has disrupted our operations and may have a material adverse impact on our business results, financial condition, results of operations and/or liquidity" in Item 1A of Part I.
Common stockholders’ equity
Apart from the direct loss and premium impacts of COVID-19 on net income, we could also experience a reduction in AOCI within common stockholders’ equity. The net unrealized gain position on our portfolio of fixed maturities, AFS increased by $1.4 billion from December 31, 2019 to December 31, 2020, due to an increase in valuations resulting from a decline in interest rates. If credit spreads widen going forward or if interest rates increase from the level they were at as of December 31, 2020, we would recognize a decline in the fair value of fixed maturities, AFS in future periods through a reduction of AOCI within common stockholders’ equity.
In December 2020, the Company announced a $1.5 billion equity repurchase authorization by the Board of Directors which is effective from January 1, 2021 through December 31, 2022. Any future repurchase of shares is dependent on market conditions and other factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity. For further information, see Note 16 - Equity of Notes to Consolidated Financial Statements.
Operational Transformation and Cost Reduction Plan
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020, the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Through reduction of its headcount, IT investments to further enhance our capabilities, and other activities, relative to 2019, the Company expects to achieve a reduction in annual insurance operating costs and other expenses of approximately $500 by 2022. The Hartford Next program will contribute to our goal of reducing the 2022 P&C expense ratio by about 2.0 to 2.5 points, reducing the 2022 Group Benefits expense ratio by about 1.5 to 2.0 points and reducing our 2022 claim expense ratio by approximately 0.5 point.
To achieve those expected savings, we expect to incur approximately $410, with $153 expensed over the last six months of 2020, and expected expenses of $110 in 2021, $77 in 2022 and $70 after 2022, with the expenses after 2022 consisting mostly of amortization of internal use software and capitalized real estate costs. The estimated costs of approximately $410 includes an expected $54 in capitalized development costs for internal use software to be amortized over the useful life of the software, typically 3 years, and approximately $23 of capitalized real estate assets to be amortized over their useful lives. Included in the estimated costs of $410, we expect to incur restructuring costs of approximately $158, including $73 of employee severance, and approximately $85 of other costs, including consulting expenses and the cost to retire certain IT applications.
Restructuring costs are reported as a charge to net income but not in core earnings. All other costs of the Hartford Next program will be included in insurance operating costs and other expenses in the Consolidated Statement of Operations. Relative to 2019 full year actual expenses, the Company recognized a net increase in insurance operating costs and other expenses of approximately

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
$47 over the last six months of 2020 and expects a net expense reduction of approximately $240 in 2021 and approximately $423 in 2022.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings realized in 2020 from the inception of the program on July 30, 2020 through December 31, 2020, and expected costs and expense savings in each year through the expected completion of the program on December 31, 2022:

Hartford Next Costs and Expense Savings
	2020	Estimate for 2021	Estimate for 2022
Employee severance	$73	$—	$—
IT costs to retire applications	2	10	14
Professional fees and other expenses	29	23	7
Estimated restructuring costs	104	33	21

Non-capitalized IT costs	30	56	33
Other costs	19	19	15
Amortization of capitalized IT development costs [1]	—	1	5
Amortization of capitalized real estate [2]	—	1	3
Estimated costs within core earnings	49	77	56
Total Hartford Next program costs	153	110	77

Cumulative savings relative to 2019 beginning July 1, 2020	(106)	(350)	(500)
Net expense (savings) before tax	$47	$(240)	$(423)

Net expense (savings) before tax:
To be accounted for within core earnings	$(57)	$(273)	$(444)
Restructuring costs recognized outside of core earnings	104	33	21
Net expense (savings) before tax	$47	$(240)	$(423)
[1] Does not include approximately $48 of IT asset amortization after 2022.
[2] Does not include approximately $19 of real estate amortization after 2022.

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2020 Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Þ	Decreased $348 or 17%	Þ	Decreased $0.90 or 16%	Ý	Increased $6.54 or 15%
-	A change from net realized capital gains in the 2019 period to losses in the 2020 period	-	Decrease in net income	+
Increase in common stockholders' equity largely due to net income in excess of stockholder dividends and an increase in AOCI, primarily driven by an increase in net unrealized capital gains on available for sale securities

		+	Decrease in weighted average shares outstanding
-	$220, after tax, of P&C COVID-19 claims including property, financial lines and workers’ compensation, net of favorable workers’ compensation frequency
-	An increase in current accident year catastrophes			+	Decrease in dilutive shares outstanding
-	A decrease in net investment income
-	Higher mortality within group life driven by COVID-19
-	Restructuring costs related to the Hartford Next initiative
+	Loss on reinsurance and loss on extinguishment of debt in 2019
+	Greater net favorable prior accident year development
+	Lower non-COVID-19 current accident year non-catastrophe property losses, lower personal automobile claim frequency, net of premium refunds, and lower P&C operating expenses

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Þ	Decreased 40 bps	Þ	Improved 0.8 points	Þ	Decreased 2.4 points
-	Lower reinvestment rates and lower yield on variable rate securities due to the decline in interest rates	-	Lower current accident year loss ratio in Personal Lines, due to lower automobile claim frequency	-	Higher mortality in group life, driven by the direct and indirect impacts of COVID-19
				-	Lower net investment income
		-	More favorable prior accident year development with 2020 reserve reductions for catastrophes partially offset by reserve increases for A&E and sexual molestation and sexual abuse claims	-	A decrease in net realized capital gains
				+	A lower group disability loss ratio, driven by lower claim incidence and an increase in favorable prior incurral year development
		-	Lower expense ratio mostly driven by lower variable incentive compensation, staffing levels, and travel
		+	Higher current accident year catastrophes, largely due to losses from civil unrest
		+	Higher current accident year loss ratio in Commercial Lines driven by COVID-19 losses, partially offset by lower non-catastrophe property losses

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of the MD&A.
Consolidated Results of Operations

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Earned premiums	$17,288	$16,923	$15,869	2%	7%
Fee income	1,277	1,301	1,313	(2%)	(1%)
Net investment income	1,846	1,951	1,780	(5%)	10%
Net realized capital gains (losses)	(14)	395	(112)	(104%)	NM
Other revenues	126	170	105	(26%)	62%
Total revenues	20,523	20,740	18,955	(1%)	9%
Benefits, losses and loss adjustment expenses	11,805	11,472	11,165	3%	3%
Amortization of deferred policy acquisition costs	1,706	1,622	1,384	5%	17%
Insurance operating costs and other expenses	4,480	4,580	4,281	(2%)	7%
Loss on extinguishment of debt	—	90	6	(100%)	NM
Loss on reinsurance transactions	—	91	—	(100%)	NM
Interest expense	236	259	298	(9%)	(13%)
Amortization of other intangible assets	72	66	68	9%	(3%)
Restructuring and other costs	104	—	—	NM	—%
Total benefits, losses and expenses	18,403	18,180	17,202	1%	6%
Income from continuing operations, before tax	2,120	2,560	1,753	(17%)	46%
Income tax expense	383	475	268	(19%)	77%
Income from continuing operations, net of tax	1,737	2,085	1,485	(17%)	40%
Income from discontinued operations, net of tax	—	—	322	—%	(100%)
Net income	1,737	2,085	1,807	(17%)	15%
Preferred stock dividends	21	21	6	—%	NM
Net income available to common stockholders	$1,716	$2,064	$1,801	(17%)	15%
Year ended December 31, 2020 compared to year ended December 31, 2019
Net income available to common stockholders decreased by $348 primarily driven by a $409 before tax change from net realized capital gains in the 2019 period to net realized capital losses in the 2020 period, $278 before tax of P&C COVID-19 claims in the 2020 period, higher mortality in group life, mostly driven by COVID-19, a $143 before tax increase in current accident year catastrophes, a $105 before tax decrease in net investment income, and $104 before tax of restructuring costs, partially offset by lower Personal Lines automobile claim frequency in the 2020 period net of premium credits given to policyholders in second quarter 2020, lower non-catastrophe property losses, a decrease in P&C insurance operating costs, higher net favorable P&C prior accident year development, and the effect of charges in 2019, including the Navigators ADC premium paid of $91 before tax and a $90 before tax loss on debt extinguishment.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries. In addition, for further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue
Earned Premiums
[1]For the years ended 2020 and 2019, the total includes $9 and $10, respectively, recorded in Corporate other revenue.
Year ended December 31, 2020 compared to year ended December 31, 2019
Earned premiums increased primarily due to:
•An increase in Property and Casualty reflecting a 7% increase in Commercial Lines driven by the Navigators Group acquisition, partially offset by a 6% decline in Personal Lines. Driving part of the decrease in Personal Lines earned premiums was the impact of the Company offering a 15 percent credit on policyholders’ April, May and June personal automobile insurance premiums totaling $81.
•A 1% decrease in Group Benefits, principally driven by a decline in group life due to lower insured exposure on in-force policies.
Fee income decreased due to:
•Lower fee income in Hartford Funds largely due to a shift in mix of assets to lower fee generating funds, lower installment fee income in P&C and lower fee income on administrative services only business in Group Benefits.
Other revenues decreased primarily due to a decrease in income generated from the Talcott Resolution investment and less transition services revenue received related to the sale of the life and annuity business in 2018.

Net Investment Income
Year ended December 31, 2020 compared to year ended December 31, 2019
Net investment income decreased primarily due to:
•Lower yield on fixed maturity investments resulting from lower reinvestment rates and lower yields on floating rate securities, partially offset by a higher level of invested assets, due in part to the acquisition of Navigators Group.
Net realized capital gains (losses) decreased from net gains in the 2019 period to net losses in the 2020 period, primarily driven by:
•Depreciation in the value of equity securities due to the significant decline in equity market levels in the first quarter of 2020 as well as realized losses upon sales of equity securities, partially offset by net realized gains upon termination of derivatives used to hedge against a decline in equity market levels.
•A loss of $48, before tax, on sale of the Company’s Continental Europe Operations, which the Company agreed to sell in September of 2020, net credit losses recognized on fixed maturities and an increase in the ACL on mortgage loans, partially offset by slightly higher net gains on sales of fixed maturity securities.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains and MD&A - Investment Results, Net Investment Income.

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Benefits, losses and expenses
Year ended December 31, 2020 compared to year ended December 31, 2019
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased due to:
•An increase in incurred losses for Property & Casualty which was driven by an increase in Commercial Lines, partially offset by a decrease in Personal Lines, and was attributable to:
–An increase in Property & Casualty current accident year ("CAY") loss and loss adjustment expenses before catastrophes due to the effect on incurred losses of earned premium from the Navigators Group acquisition and COVID-19 incurred losses of $278 which is net of favorable frequency of workers’ compensation claims due to reduced business activity and lower payrolls. Partially offsetting the increase were lower weather-related non-COVID-19 non-catastrophe property claims and lower claim frequency in personal automobile due to shelter-in-place guidelines reducing miles driven.
–An increase in current accident year catastrophe losses of $143 before tax. Current accident year catastrophe losses for 2020 were primarily from civil unrest, a number of hurricanes and tropical storms, Pacific Coast wildfires and Northeast windstorms as well as tornado, wind and hail events in the South, Midwest and Central Plains. Catastrophe losses in the 2019 period were primarily from tornado, wind and hail events in the South, Midwest and Mountain West and winter storms across the country as well as from hurricanes and tropical storms in the Southeast. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
–Partially offset by more favorable Property & Casualty net prior accident year reserve development of $71, before tax. Prior accident year reserve development in the 2020 period was a favorable $136 before tax, with $529 of reserve reductions related to catastrophes, including decreases in estimated losses arising from wind and hail events in 2017, 2018 and 2019 and from the 2017 and 2018 California wildfires, including a $289 before tax subrogation benefit from PG&E. Reserve development in 2020 also included a $254 before tax increase in reserves for sexual molestation and sexual abuse claims, a $208 before tax increase in A&E reserves and a $102 before tax increase in reserves on Navigators related to 2018 and prior accident years. While $220 of A&E and $102 of Navigators’ reserve development has been economically ceded to NICO, the Company recognized a $312 deferred gain under retroactive reinsurance accounting with $10 of the $220 ceded A&E losses recognized as a benefit to income in 2020. Prior accident year development in 2019 primarily included reserve decreases for workers’ compensation, small commercial package business, catastrophes, personal lines automobile liability, and uncollectible reinsurance, partially offset by increases in general liability and professional liability, including increases in Navigators Group reserves upon acquisition of the business, and commercial lines automobile liability. For further discussion, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
Losses and LAE Incurred for Group Benefits
•Losses and LAE increased in Group Benefits driven by higher mortality on group life claims, primarily caused by direct and indirect impacts of COVID-19, partially offset by the impact of a lower group disability loss ratio driven by lower claim incidence and increased favorable prior incurral year development.
For further discussion of impacts resulting from the COVID-19 pandemic, refer to the impact of COVID-19 on our financial

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
condition, results of operations and liquidity section of this MD&A
Amortization of deferred policy acquisition costs increased from the prior year period primarily due to an increase in Commercial Lines mainly attributable to the impact of the Navigators Group acquisition, partially offset by decreases in Personal Lines and Group Benefits consistent with the decline in earned premium in those segments.
Insurance operating costs and other expenses decreased due to:
•A reduction in incentive compensation and employee travel and benefits costs, a reduction in contingent consideration of $12 before tax in Hartford Funds associated with the acquisition of Lattice, and expense reductions from the Company’s Hartford Next operational and transformation cost reduction plan.
•Partially offsetting the decrease in expenses were a $40 before tax increase in the ACL on uncollectible premiums receivable in 2020 due to the economic impacts of COVID-19 and higher information technology costs within
Group Benefits and middle & large commercial, partially offset by Personal Lines technology expenses incurred in 2019. In addition, 2020 included a full year of operating costs incurred due to the Navigators Group acquisition in May of 2019, partially offset by lower integration and transaction costs in 2020.
Restructuring and other costs are due to the Company's Hartford Next operational transformation and cost reduction plan which includes $73 of incurred severance costs.
For further discussion of impacts resulting from the Hartford Next initiative, see MD&A - The Hartford's Operations, Operational Transformation and Cost Reduction Plan and Note 23 - Restructuring and Other Costs of Notes to Consolidated Financial Statements.
Income tax expense decreased primarily due to a decline in income before tax.
For further discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.

INVESTMENT RESULTS

Composition of Invested Assets
	December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$45,035	79.7%	$42,148	79.5%
Equity securities, at fair value	1,438	2.5%	1,657	3.1%
Mortgage loans (net of ACL of $38 and $0)	4,493	7.9%	4,215	8.0%
Limited partnerships and other alternative investments	2,082	3.7%	1,758	3.3%
Other investments [1]	201	0.4%	331	0.6%
Short-term investments	3,283	5.8%	2,921	5.5%
Total investments	$56,532	100.0%	$53,030	100.0%
[1] Primarily consists of equity fund investments, overseas deposits, consolidated investment funds and derivative instruments which are carried at fair value.
December 31, 2020 compared to December 31, 2019
Fixed maturities, AFS increased primarily due to net additions of corporate securities and an increase in valuations as a result of a decline in interest rates.
Short-term investments are slightly higher in order to fund asset purchase commitments at year end 2020, which were settled in January 2021.

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	For the years ended December 31,
	2020		2019		2018
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,442	3.4%	$1,559	3.8%	$1,459	3.9%
Equity securities	39	3.7%	46	3.4%	32	3.1%
Mortgage loans	172	3.9%	165	4.4%	141	4.1%
Limited partnerships and other alternative investments	222	12.3%	232	14.4%	205	13.2%
Other [3]	42		32		20
Investment expense	(71)		(83)		(77)
Total net investment income	$1,846	3.6%	$1,951	4.1%	$1,780	4.0%
Total net investment income excluding limited partnerships and other alternative investments	$1,624	3.3%	$1,719	3.7%	$1,575	3.7%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets at amortized cost as applicable, excluding repurchase agreement and securities lending collateral, if any, and derivatives book value.
[2]Includes net investment income on short-term investments.
[3]Primarily includes changes in fair value of certain equity fund investments and income from derivatives that qualify for hedge accounting and are used to hedge fixed maturities.
Year ended December 31, 2020 compared to the year ended December 31, 2019
Total net investment income decreased primarily due to a lower yield on fixed maturity investments resulting from lower reinvestment rates and lower yields on floating rate securities, partially offset by a higher level of invested assets, due in part to the acquisition of Navigators Group.
Annualized net investment income yield, excluding limited partnerships and other alternative investments and non-routine items on fixed maturities, which primarily include make-whole payments and prepayment fees, partially offset by paydowns, was down primarily due to lower reinvestment and short-term rates.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the year-ended December 31, 2020, was 2.5% which was below the average yield of sales and maturities of 3.4% for the same period. The average reinvestment rate for the year-ended December 31, 2019 was 3.4% which was below the average yield of sales and maturities of 4.0%.
For the 2021 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments and non-routine items on fixed maturities, to be lower than the portfolio yield earned for the year ended December 31, 2020, due to a lower yield on short-term investments and lower reinvestment rates. The estimated impact on net investment income yield is subject to change due to evolving market conditions and active portfolio management.

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Capital Gains (Losses)
	For the years ended December 31,
(Before tax)	2020	2019	2018
Gross gains on sales	$255	$234	$114
Gross losses on sales	(50)	(56)	(172)
Equity securities [1]	(214)	254	(48)
Net credit losses on fixed maturities, AFS [2]	(28)
Change in ACL on mortgage loans [3]	(19)
Intent-to-sell impairments [4]	(5)	—	—
Net other-than-temporary impairment ("OTTI") losses recognized in earnings		(3)	(1)
Valuation allowances on mortgage loans		1	—
Other, net [5]	47	(35)	(5)
Net realized capital gains (losses)	$(14)	$395	$(112)
[1]The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2020, were $53 for the year-ended December 31, 2020. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2019, were $164 for the year-ended December 31, 2019. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2018, were $(80) for the year-ended December 31, 2018.
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
[4]See Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[5]Includes gains (losses) on non-qualifying derivatives for 2020, 2019, and 2018 of $104, $(24), and $(12), respectively, gains (losses) from transactional foreign currency revaluation of $(1), $(9) and $1, respectively, and a loss of $48 from the sale of the Continental Europe Operations for the year ended December 31, 2020.
Year ended December 31, 2020
Gross gains and losses on sales were primarily driven by issuer-specific sales of corporate securities and tax-exempt municipal bonds, rebalancing within the foreign government sector, and sales of U.S. treasury securities for duration and/or liquidity management.
Equity securities net losses were driven by mark-to-market losses due to the decline in equity market levels in the first quarter and losses incurred on sales across multiple issuers as the Company reduced its exposure to equity securities, partially offset by mark-to-market equity gains given recent equity market performance and tighter credit spreads, which resulted in price appreciation of preferred equities.
Other, net gains are primarily due to $75 of realized gains on terminated derivatives used to hedge against a decline in equity market levels and $21 of gains on interest rate derivatives due to a decline in interest rates. These gains were partially offset by a loss of $48, before tax, on the sale of the Company’s Continental Europe Operations which the Company agreed to sell in September of 2020.
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
•group benefit long-term disability ("LTD") reserves, net of reinsurance;
•evaluation of goodwill for impairment;
•valuation of investments and derivative instruments including evaluation of credit losses on fixed maturities, AFS and ACL on mortgage loans; and
•contingencies relating to corporate litigation and regulatory matters.

Table of Contents	Index to MD&A

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

Property & Casualty Insurance Product Reserves
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of December 31, 2020

Personal Lines
$1,808
8%
Property &
Casualty Other
Operations
$1,302
5%
Commercial Lines
$20,787
87%

Loss and LAE Reserves, Net of Reinsurance as of December 31, 2020

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance	% Total Reserves-net
Workers’ compensation	$10,886	$—	$—	$10,886	45.6%
General liability	4,105	—	—	4,105	17.2%
Marine	279	—	—	279	1.2%
Package business [1]	1,852	—	—	1,852	7.7%
Commercial property	475	—	—	475	2.0%
Automobile liability	1,066	1,399	—	2,465	10.3%
Automobile physical damage	13	25	—	38	0.1%
Professional liability	1,184	—	—	1,184	5.0%
Bond	381	—	—	381	1.5%
Homeowners	—	372	—	372	1.6%
Asbestos and environmental	139	10	789	938	3.9%
Assumed reinsurance	218	—	87	305	1.3%
All other	189	2	426	617	2.6%
Total reserves-net	20,787	1,808	1,302	23,897	100.0%
Reinsurance and other recoverables	4,271	28	1,426	5,725
Total reserves-gross	$25,058	$1,836	$2,728	$29,622
[1]Commercial Lines policy packages that include property and general liability coverages are generally referred to as the package line of business.
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

Table of Contents	Index to MD&A

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
Loss and loss adjustment expense reserves provide for the estimated ultimate costs of paying claims under insurance policies written by the Company, less amounts paid to date. These reserves include estimates for both claims that have been reported and those that have not yet been reported, and include estimates of all expenses associated with processing and settling these claims. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Incurred but not reported (“IBNR”) reserves represent the difference between the estimated ultimate cost of all claims and the actual loss and loss adjustment expenses reported to the Company by claimants (“reported losses”). Reported losses represent cumulative loss and loss adjustment expenses paid plus case reserves for outstanding reported claims. For most lines, Company actuaries evaluate the total reserves (IBNR and case reserves) on an accident year basis. An accident year is the calendar year in which a loss is incurred, or, in the case of claims-made policies, the calendar year in which a loss is reported. For certain lines acquired from the Navigators Group book of business, total reserves are evaluated on a policy year basis and then converted to accident year. A policy year is the calendar year in which a policy incepts.
Factors that Change Reserve Estimates- Reserve estimates can change over time because of unexpected changes in the external environment. Inflation in claim costs, such as with medical care, hospital care, automobile parts, wages and home and building repair, would cause claims to settle for more than they are initially reserved. Changes in the economy can cause an increase or decrease in the number of reported claims (claim frequency). For example, an improving economy could result in more automobile miles driven and a higher number of automobile reported claims, or a change in economic conditions can lead to more or less workers’ compensation reported claims. An increase in the number or percentage of claims litigated can increase the average settlement amount per claim (claim severity). Changes in the judicial environment can affect interpretations of damages and how policy coverage applies which could increase or decrease claim severity. Over time, judges or juries in certain jurisdictions may be more inclined to determine liability and award damages. New legislation can also change how damages are defined or change the statutes of limitations for the filing of civil suits, resulting in greater claim frequency or severity. In addition, new types of injuries may arise from exposures not contemplated when the policies were written. Past examples include pharmaceutical products, silica, lead paint, sexual molestation and sexual abuse and construction defects.
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
In the case of assumed reinsurance, all of the above risks apply. The Company assumes property and casualty risks from other insurance companies as part of its Global Re business acquired from Navigators Group and from certain pools and associations. Global Re, which is a part of the global specialty business, mostly assumes property, casualty, surety, agriculture, and marine risks and, until recently, assumed accident and health insurance risks. Changes in the case reserving and reporting patterns of insurance companies ceding to The Hartford can create additional uncertainty in estimating the reserves. Due to the inherent complexity of the assumptions used, final claim settlements may vary significantly from the present estimates of direct and assumed reserves, particularly when those settlements may not occur until well into the future.
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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an ACL and an allowance for disputed balances. The ACL primarily considers the credit quality of the Company's reinsurers while the allowance for disputes considers recent outcomes in arbitration and litigation in disputes between reinsurers and cedants and recent commutation activity between reinsurers and cedants that may signal how the Company’s own reinsurance claims may settle. Where its reinsurance contracts permit, the Company secures funding of future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $105 as of December 31, 2020, comprised of $44 related to Commercial Lines, $1 related to Personal Lines and $60 related to Property & Casualty Other Operations.
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

Table of Contents	Index to MD&A

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
As losses emerge or develop in periods subsequent to a given accident year, reserving actuaries use other methods to estimate ultimate unpaid losses in addition to the expected loss ratio method. These primarily include paid and reported loss development methods, frequency/severity techniques and the Bornhuetter-Ferguson method (a combination of the expected loss ratio and paid development or reported development method). Within any one line of business, the methods that are given more influence vary based primarily on the maturity of the accident year, the mix of business and the particular internal and external influences impacting the claims experience or the methods. The output of the reserve reviews are reserve estimates representing a range of actuarial indications.
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
Differences Between GAAP and Statutory Basis Reserves- As of December 31, 2020 and 2019, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were lower than net reserves reported on a statutory basis, primarily due to reinsurance recoverables on two ceded retroactive reinsurance agreements that are recorded as a reduction of other liabilities under statutory accounting. One of the retroactive reinsurance agreements covers substantially all adverse development on asbestos and environmental reserves subsequent to 2016 and the other covers adverse development on Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018. Under both agreements, the Company cedes to NICO, a subsidiary of Berkshire Hathaway Inc. ("Berkshire").
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

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preferred Reserving Methods by Line of Business

Commercial property, homeowners and automobile physical damage	These short-tailed lines are fast-developing and paid and reported development techniques are used as these methods use historical data to develop paid and reported loss development patterns, which are then applied to cumulative paid and reported losses by accident period to estimate ultimate losses. In addition to paid and reported development methods, for the most immature accident months, the Company uses frequency and severity techniques and the initial expected loss ratio. The advantage of frequency/severity techniques is that frequency estimates are generally easier to predict and external information can be used to supplement internal data in estimating average severity.
Personal automobile liability	For personal automobile liability, and bodily injury in particular, in addition to traditional paid and reported development methods, the Company relies on frequency/severity techniques and Berquist-Sherman techniques. Because the paid development technique is affected by changes in claim closure patterns and the reported development method is affected by changes in case reserving practices, the Company uses Berquist-Sherman techniques which adjust these patterns to reflect current settlement rates and case reserving practices. The Company generally uses the reported development method for older accident years and a combination of reported development, frequency/severity and Berquist-Sherman methods for more recent accident years. For older accident periods, reported losses are a good indicator of ultimate losses given the high percentage of ultimate losses reported to date. For more recent periods, the frequency/severity techniques are not affected as much by changes in case reserve practices and changing disposal rates and the Berquist-Sherman techniques specifically adjust for these changes.
Commercial automobile liability	The Company performs a variety of techniques, including the paid and reported development methods and frequency/severity techniques. For older, more mature accident years, the Company primarily uses reported development techniques. For more recent accident years, the Company relies on several methods that incorporate expected loss ratios, reported loss development, paid loss development, frequency/severity, case reserve adequacy, and claim settlement rates.
Professional liability	Reported and paid loss development patterns for this line tend to be volatile. Therefore, the Company typically relies on frequency and severity techniques.
General liability, bond and large deductible workers’ compensation	For these long-tailed lines of business, the Company generally relies on the expected loss ratio and reported development techniques. The Company generally weights these techniques together, relying more heavily on the expected loss ratio method at early ages of development and shifting more weight onto the reported development method as an accident year matures. For certain general liability lines the Company uses a Berquist-Sherman technique to adjust for changes in claim reserving patterns. The Company also uses various frequency/severity methods aimed at capturing large loss development.
Workers’ compensation	Workers’ compensation is the Company’s single largest reserve line of business and a wide range of methods are used. Due to the long-tailed nature of workers' compensation, the selection of methods is driven by expected loss ratio methods ("ELR") at early evaluations with emphasis shifting first to Bornhuetter-Ferguson methods, then to paid and reported development methods (with more reliance placed on paid methods), and finally to methods that are responsive to the inventory of open claims. Across these techniques, there are adjustments related to changes in emergence patterns across years, projections of future cost inflation, outlier claims, and analysis of larger states.
Marine	For marine liability, the Company generally relies on the expected loss ratio, Berquist-Sherman, and reported development techniques. The Company generally weights these techniques together, relying more heavily on the expected loss ratio method at early ages of development and then shifts towards Berquist-Sherman and then more towards the reported development method as an accident year matures. For marine property segments, the Company relies on a Berquist-Sherman method for early development ages then shifts to reported development techniques.
Assumed reinsurance and all other	Standard methods, such as expected loss ratio, Berquist-Sherman and reported development techniques are applied. These methods and analyses are informed by underlying treaty by treaty analyses supporting the expected loss ratios, and cedant data will often inform the loss development patterns. In some instances, reserve indications may also be influenced by information gained from claims and underwriting audits. For the A&H business where the reporting is quick and treaties are not written evenly throughout the year, policy quarter analyses are performed to avoid potential distortions. Policy quarter and policy year loss reserve estimates are then converted to an accident year basis.
Allocated loss adjustment expenses ("ALAE")	For some lines of business (e.g., professional liability, assumed reinsurance, and the acquired Navigators Group book of business), ALAE and losses are analyzed together. For most lines of business, however, ALAE is analyzed separately, using paid development techniques and a ratio of paid ALAE to paid loss is applied to loss reserves to estimate unpaid ALAE.
Unallocated loss adjustment expenses ("ULAE")	ULAE is analyzed separately from loss and ALAE. For most lines of business, future ULAE costs to be paid are projected based on an expected claim handling cost per claim year, the anticipated claim closure pattern and the ratio of paid ULAE to paid loss is applied to estimated unpaid losses. For some lines, a simplified paid-to-paid approach is used.
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

Table of Contents	Index to MD&A

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
For a discussion of changes to reserve estimates recorded in 2020, see Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements.
Current Trends Contributing to Reserve Uncertainty
The Hartford is a multi-line company in the property and casualty insurance business. The Hartford is, therefore, subject to reserve uncertainty stemming from changes in loss trends and other conditions which could become material at any point in time. As market conditions and loss trends develop, management must assess whether those conditions constitute a long-term trend that should result in a reserving action (i.e., increasing or decreasing the reserve).
General liability- Within Commercial Lines, including the acquired Navigators Group book of business, and Property & Casualty Other Operations, the Company has exposure to general liability claims, including from bodily injury, property damage and product liability. Reserves for these exposures can be particularly difficult to estimate due to the long development pattern and uncertainty about how cases will settle. In particular, the Company has exposure to bodily injury claims that is the result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica, talcum powder, head injuries and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions, and other organizations, including the Boy Scouts of America, relating to sexual molestation and sexual abuse. State “reviver” statutes, extending statutes of limitations for certain sexual molestation and sexual abuse claims, could result in additional litigation or could result in unexpected sexual molestation and sexual abuse losses. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods, which can raise complex coverage issues with significant effects on the ultimate scope of coverage. Such exposures may also be impacted by insured bankruptcies. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company monitors trends in litigation, the external environment including legislation, the similarities to other mass torts and the potential impact on the Company’s reserves. Additionally, uncertainty in estimated claim severity causes reserve variability, particularly with respect to changes in internal claim handling and case reserving practices.
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

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
development in the same manner or to the same degree in the future. As a result, actual losses and LAE may deviate, perhaps substantially, from the expected estimates.
International business- In addition to several of the line-specific trends listed above, the International business acquired through the Navigators Group book of business may have additional uncertainty due to geopolitical, foreign currency, and trade dispute risks.
COVID-19 impacts- As further explained under "Impacts of COVID-19" within The Hartford's Operations section of MD&A, through December 31, 2020, the Company incurred $278 of COVID-19 claims in P&C, including in workers' compensation, property and financial lines. Under workers’ compensation, we could experience a continuation of COVID-19 incurred losses, particularly due to laws or directives in certain states that require coverage of COVID-19 claims for health care and other essential workers based on a presumption that they contracted the virus while working. We could also incur losses on general liability policies if claimants can successfully assert that insureds were negligent from protecting employees, customers and others from exposure though we do not expect this exposure to be significant. Under commercial property policies, we have reserved for business interruption claims that pertain to policies in middle & large commercial and in global specialty which do not require direct physical loss or property damage. We have also experienced an increase in COVID-19 related claims under director's and officer's insurance policies. In other cases, particularly in small commercial, where there are policy exclusions and the requirement that there be direct physical loss or damage to the property, we have not recorded loss reserves as there is no coverage though we have recorded a reserve for legal defense costs.
In addition to the direct impacts of COVID-19 mentioned above, we are monitoring for indirect impacts as well. In our commercial surety lines there continues to be the potential for elevated frequency and severity due to an increase in the number of bankruptcies, especially in small businesses and impacted industries such as hospitality, entertainment and transportation. In construction surety, there is the potential for elevated losses from contractors who experience project shutdowns or payment delays, which negatively impact their cash flows, or result in disruptions in their supply chains, labor shortages or inflation in the cost of materials.
Reserve estimates for COVID-19 claims are difficult to estimate. In establishing reserves for COVID-19 incurred claims through December 31, 2020, we have provided IBNR at a higher percentage of ultimate estimated incurred losses than usual as we expect longer claim reporting patterns given the economic effects of COVID-19. For example, we expect longer delays than usual between the time a worker is treated and the date the claim is eventually submitted for workers' compensation coverage. Reserve estimates for D&O, E&O and employment practices liability are subject to significant uncertainty given that estimates must be made of the expected ultimate severity of claims that have recently been reported. Several lines have experienced a decline in frequency during the pandemic months; however, uncertainty remains with respect to severity given the pandemic's potential impact on economic activity, driving behaviors, and the healthcare and legal systems. Changes in the legal environment and litigation process, including but not limited to court delays and closings, may also have potential impacts on development patterns for liability lines.
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

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Possible Change in Key Indicator	Reserves, Net of Reinsurance December 31, 2020	Estimated Range of Variation in Reserves
Personal Automobile Liability	+/- 2.5. points to the annual assumed change in loss cost severity for the two most recent accident years	$1.4 billion	+/-$70
Commercial Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.1 billion	+/-$30
Workers' Compensation	2% change in paid loss development patterns	$10.9 billion	+/- $400
General Liability	8% change in reported loss development patterns	$4.1 billion	+/- $450
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
The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 15 - Commitments and Contingencies of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. Future developments could continue to cause the Company to change its estimates of its gross asbestos and environmental reserves. Losses ceded under the adverse development cover ("A&E ADC") with NICO in excess of the ceded premium paid of $650 have resulted in a deferred gain resulting in a timing difference between when gross reserves are increased and when reinsurance recoveries are recognized. This timing difference results in a charge to net income until such periods when the recoveries are recognized. Consistent with past practice, the Company will continue to monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables, the allowance for uncollectible reinsurance, and environmental liabilities. Where future developments indicate, we will make appropriate adjustments to the reserves at that time.
Total P&C Insurance Product Reserves Development
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2020 represent the Company’s best estimate of its ultimate liability for unpaid losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, it is possible that management’s estimate of the ultimate liabilities for these claims

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
may change in the future and that the required adjustment to currently recorded reserves could be material to the Company’s results of operations and liquidity.
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2020

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,363	$2,201	$2,697	$28,261
Reinsurance and other recoverables [1]	4,029	68	1,178	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,334	2,133	1,519	22,986
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	5,493	1,695	—	7,188
Current accident year ("CAY") catastrophes	397	209	—	606
Prior accident year development ("PYD") [2]	44	(438)	258	(136)
Total provision for unpaid losses and loss adjustment expenses	5,934	1,466	258	7,658
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(102)	—	(210)	(312)
Payments	(4,348)	(1,791)	(265)	(6,404)
Net reserves transferred to liabilities held for sale	(45)	—	—	(45)
Foreign currency adjustment	14	—	—	14
Ending liabilities for unpaid losses and loss adjustment expenses, net	20,787	1,808	1,302	23,897
Reinsurance and other recoverables	4,271	28	1,426	5,725
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$25,058	$1,836	$2,728	$29,622
Earned premiums and fee income	$8,940	$3,042
Loss and loss expense paid ratio [3]	48.6	58.9
Loss and loss expense incurred ratio	66.5	48.7
Prior accident year development (pts) [4]	0.5	(14.6)
[1]Includes a cumulative effect adjustment of $1 and $(1) for Commercial Lines and Property & Casualty Other Operations respectively, representing an adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. See Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements for further information.
[2]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators and A&E ADC which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from NICO. For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[3]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[4]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2020, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$167	$97	$264
Civil Unrest	105	—	105
Hurricanes and Tropical Storms	96	51	147
Wildfires	21	61	82
Other	8	—	8
Total catastrophe losses	$397	$209	$606
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

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
agreement. On June 20, 2020, the bankruptcy court judge approved the PG&E Plan and PG&E subsequently transferred the $11 billion settlement amount to a trust designed to allocate and distribute the settlement among subrogation holders, including certain of the Company’s insurance subsidiaries. In the second quarter of 2020, the Company recorded an estimated $289 subrogation benefit though the ultimate amount it collects will depend on how the Company’s ultimate paid claims subject to subrogation compare to other insurers’ ultimate paid claims subject to subrogation. In 2020, the Company received distributions, net of attorney costs, of $227.

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(110)	$—	$—	$(110)
Workers’ compensation discount accretion	35	—	—	35
General liability	237	—	—	237
Marine	3	—	—	3
Package business	(58)	—	—	(58)
Commercial property	(4)	—	—	(4)
Professional liability	(14)	—	—	(14)
Bond	(19)	—	—	(19)
Assumed reinsurance	(6)	—	—	(6)
Automobile liability	27	(61)	—	(34)
Homeowners	—	7	—	7
Net asbestos reserves	—	—	(2)	(2)
Net environmental reserves	—	—	—	—
Catastrophes	(149)	(380)	—	(529)
Uncollectible reinsurance	—	—	(8)	(8)
Other reserve re-estimates, net	—	(4)	58	54
Prior accident year development before change in deferred gain	(58)	(438)	48	(448)
Change in deferred gain on retroactive reinsurance included in other liabilities	102	—	210	312
Total prior accident year development	$44	$(438)	$258	$(136)

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2019

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Reinsurance and other recoverables	3,137	108	987	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Navigators Group acquisition	2,001	—	—	2,001
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,913	2,087	—	7,000
Current accident year catastrophes	323	140	—	463
Prior accident year development [1]	(44)	(42)	21	(65)
Total provision for unpaid losses and loss adjustment expenses	5,192	2,185	21	7,398
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(16)	—	—	(16)
Payments	(4,161)	(2,400)	(187)	(6,748)
Foreign currency adjustment	(1)	—	—	(1)
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,333	2,133	1,520	22,986
Reinsurance and other recoverables	4,030	68	1,177	5,275
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$23,363	$2,201	$2,697	$28,261
Earned premiums and fee income	$8,325	$3,235
Loss and loss expense paid ratio [2]	50.0	74.2
Loss and loss expense incurred ratio	62.6	68.3
Prior accident year development (pts) [3]	(0.5)	(1.3)
[1]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators ADC which, under retroactive reinsurance accounting, is deferred and recognized over the period the ceded losses are recovered in cash from NICO. For additional information regarding the Navigators ADC agreement, refer to Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2019, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$157	$102	$259
Winter storms	54	18	72
Tropical storms	18	5	23
Hurricanes	20	4	24
Wildfires	4	4	8
Tornadoes	53	7	60
Typhoons	16	—	16
Other	1	—	1
Total catastrophe losses	$323	$140	$463

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(120)	$—	$—	$(120)
Workers’ compensation discount accretion	33	—	—	33
General liability	61	—	—	61
Marine	8	—	—	8
Package business	(47)	—	—	(47)
Commercial property	(11)	—	—	(11)
Professional liability	29	—	—	29
Bond	(3)	—	—	(3)
Assumed reinsurance	3	—	—	3
Automobile liability	27	(38)	—	(11)
Homeowners	—	3	—	3
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(40)	(2)	—	(42)
Uncollectible reinsurance	(5)	—	(25)	(30)
Other reserve re-estimates, net	5	(5)	46	46
Total prior accident year development	(60)	(42)	21	(81)
Change in deferred gain on retroactive reinsurance included in other liabilities	16	—	—	16
Total prior accident year development	$(44)	$(42)	$21	$(65)

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2018

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$18,893	$2,294	$2,588	$23,775
Reinsurance and other recoverables	3,147	71	739	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	15,746	2,223	1,849	19,818
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,037	2,249	—	6,286
Current accident year catastrophes	275	546	—	821
Prior accident year development	(200)	(32)	65	(167)
Total provision for unpaid losses and loss adjustment expenses	4,112	2,763	65	6,940
Payments	(3,540)	(2,638)	(228)	(6,406)
Ending liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Reinsurance and other recoverables	3,137	108	987	4,232
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Earned premiums and fee income	$7,081	$3,439
Loss and loss expense paid ratio [1]	50.0	76.7
Loss and loss expense incurred ratio	58.4	81.3
Prior accident year development (pts) [2]	(2.8)	(0.9)
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2018, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$124	$164	$288
Winter storms	50	25	75
Flooding	1	1	2
Volcanic eruption	—	2	2
Wildfire	56	384	440
Hurricanes	71	23	94
Massachusetts gas explosion	1	—	1
Earthquake	—	1	1
Total catastrophe losses	303	600	903
Less: reinsurance recoverable under the property aggregate treaty [1]	(28)	(54)	(82)
Net catastrophe losses	$275	$546	$821
[1]Refers to reinsurance recoverable under the Company's Property Aggregate treaty. For further information on the treaty, refer to Part II, Item 7, MD&A — Enterprise Risk Management — Insurance Risk.

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2018
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(164)	$—	$—	$(164)
Workers’ compensation discount accretion	40	—	—	40
General liability	52	—	—	52
Package business	(26)	—	—	(26)
Commercial property	(12)	—	—	(12)
Professional liability	(12)	—	—	(12)
Bond	2	—	—	2
Automobile liability	(15)	(18)	—	(33)
Homeowners	—	(25)	—	(25)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(67)	18	—	(49)
Uncollectible reinsurance	—	—	22	22
Other reserve re-estimates, net	2	(7)	43	38
Total prior accident year development	$(200)	$(32)	$65	$(167)
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development, refer to Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
Property & Casualty Other Operations
Net reserves and reserve activity in Property & Casualty Other Operations are categorized and reported as asbestos, environmental, and “all other”. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for construction defects, lead paint, silica, pharmaceutical products, head injuries, sexual molestation and sexual abuse and other long-tail liabilities. In addition to various insurance and assumed reinsurance exposures, "all other" includes unallocated loss adjustment expense reserves. "All other" also includes the Company’s allowance for uncollectible reinsurance. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, net reserves for the related cause of loss (including asbestos, environmental or all other) are increased for the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement.
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

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Run-off A&E Summary as of December 31, 2020

	Asbestos	Environmental	Total A&E
Gross
Direct	$1,252	$449	$1,701
Assumed Reinsurance	460	67	527
Total	1,712	516	2,228
Ceded- other than NICO	(444)	(97)	(541)
Ceded - NICO A&E ADC "Run-off"[1]	(566)	(332)	(898)
Net	$702	$87	$789
[1]Including $898 of ceded losses for Run-off A&E and a ($38) reduction in ceded losses for Commercial Lines and Personal Lines, cumulative net incurred losses of $860 have been ceded to NICO under an adverse development cover reinsurance agreement. See the section that follows entitled A&E Adverse Development Cover for additional information.
Rollforward of Run-off A&E Losses and LAE

	Asbestos	Environmental
2020
Beginning liability — net	$874	$120
Losses and loss adjustment expenses incurred	(2)	—
Losses and loss adjustment expenses paid	(172)	(33)
Reclassification of allowance for uncollectible insurance [1]	2	—
Ending liability — net	$702	$87
2019
Beginning liability — net	$984	$151
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	(111)	(32)
Reclassification of allowance for uncollectible insurance [1]	1	1
Ending liability — net	$874	$120
2018
Beginning liability — net	$1,143	$182
Losses and loss adjustment expenses incurred	—	—
Losses and loss adjustment expenses paid	(159)	(31)
Ending liability — net	$984	$151
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid have resulted in a deferred gain. As of December 31, 2020, the Company has incurred a cumulative $860 in adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, including $898 for Run-off A&E reserves and ($38) for A&E reserves in Commercial Lines and Personal Lines. As such, $640 of coverage is available for future adverse net reserve development, if any. As a result, the Company has recorded a $210 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $860 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings, which may be significant.
Net and Gross Survival Ratios
Net and gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e. survive) if future annual payments were consistent with the calculated historical average.
Since December 31, 2016, asbestos and environmental net reserves have been declining since all adverse development has been ceded to NICO, up to a limit of $1.5 billion and the deferred gain on retroactive reinsurance has been recorded within other liabilities rather than in net loss and loss adjustment expense reserves. Recoveries from NICO will not be collected until the Company has cumulative loss payments of more than the $1.7 billion carrying value of net reserves as of December 31, 2016. Accordingly, the payment of losses without any current collection of recoveries from NICO has reduced the Company’s net loss reserves which decreases the net survival ratios such that, unadjusted, the net survival ratios would not be representative of the true number of years of average loss payments covered by the reserves. Therefore, the net survival ratios presented in the table below are calculated before considering the effect of the A&E ADC reinsurance agreement but net of other reinsurance in place.

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio [1]	7.3	12.7
Three year net survival ratio [1]	8.6	13.1
One year gross survival ratio	6.8	13.2
Three year gross survival ratio	8.6	12.5
[1] As of December 31, 2020, the one year net survival ratios after considering the reduction in reserves for losses ceded to the ADC were 4.1 and 2.6 for asbestos and environmental, respectively. As of December 31, 2020, the three year net survival ratios after considering the ADC were 4.7 and 2.7, respectively.
Run-off A&E Paid and Incurred Losses and LAE Development

	Asbestos		Environmental
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2020
Gross	$252	$170	$40	$141
Ceded- other than NICO	(80)	(40)	(7)	(35)
Ceded - NICO A&E ADC	—	(132)	—	(106)
Net	$172	$(2)	$33	$—
2019
Gross	$131	$115	$39	$95
Ceded- other than NICO	(20)	(39)	(7)	(39)
Ceded - NICO A&E ADC	—	(76)	—	(56)
Net	$111	$—	$32	$—
2018
Gross	$213	$249	$47	$83
Ceded- other than NICO	(54)	(85)	(16)	(12)
Ceded - NICO A&E ADC	—	(164)	—	(71)
Net	$159	$—	$31	$—
Annual Reserve Reviews
Review of Asbestos and Environmental Reserves
The Company performs its regular comprehensive annual review of asbestos and environmental reserves in the fourth quarter, including both Run-off A&E (P&C Other Operations) and asbestos and environmental reserves included in Commercial Lines and Personal Lines. As part of the evaluation of asbestos and environmental reserves in the fourth quarter of 2020, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos and environmental liability, as well as assumed reinsurance accounts.
2020 comprehensive annual reviews
As a result of the 2020 fourth quarter review, the Company increased estimated asbestos reserves before NICO reinsurance in P&C Other Operations by $130, primarily due to an increase in the rate of asbestos claims settlements for both mesothelioma and non-mesothelioma claims. In addition, average settlement values and defense costs were higher than anticipated, driven by elevated plaintiff demands. Overall, the number of claim filings in the period covered by the 2020 study was roughly flat with the 2019 study, driven by an increase in non-mesothelioma claim filings, while the number of mesothelioma claim filings decreased as expected. The increase in asbestos reserves was offset by $132 reinsurance recoverable under the NICO treaty, recognizing ($2) in reserve releases not subject to the NICO treaty.
As a result of the 2020 fourth quarter review, the Company increased estimated environmental reserves before NICO reinsurance in P&C Other Operations by $106, primarily due to an increasing number of claims and suits alleging contamination from or exposure to per & polyfluoroalkyl substances ("PFAS"). In addition, higher than anticipated remediation costs and legal defense costs also contributed to the reserve increase. The increase in environmental reserves was offset by a $106 reinsurance recoverable under the NICO treaty.
The total $236 increase in asbestos and environmental reserves in P&C Other Operations was offset by a $238 reinsurance recoverable under the NICO treaty, with a ($2) release in asbestos reserves not subject to the NICO treaty. Including a reduction of asbestos and environmental reserves in Commercial Lines and Personal Lines, the net increase in A&E reserves ceded to the A&E ADC in 2020 was $220 offset by a $220 increase in reinsurance recoverables under the NICO treaty. However, since cumulative losses ceded to the A&E ADC of $860 exceed the $650 of ceded premium paid, the Company recognized a $210 increase in deferred gain on retroactive reinsurance, resulting in the Company recording a charge to earnings of $208 in 2020, consisting of the $210 deferred gain net of the $2 of favorable development on A&E reserves not subject to the NICO treaty.
2019 comprehensive annual reviews
During the 2019 fourth quarter review, the Company increased estimated asbestos reserves before NICO reinsurance in P&C Other Operations by $76, primarily due to an increase in average settlement values, most notably from mesothelioma claims, driven by elevated plaintiff demands. In addition, cost-sharing agreements and settlements with certain insureds reduced the uncertainty of the Company’s asbestos liability but resulted in a reserve increase. Partially offsetting the adverse development was a decrease in the number of claim filings, most notably from mesothelioma claims. The increase in reserves was offset by a $76 reinsurance recoverable under the NICO treaty.
As a result of the 2019 fourth quarter review, the Company increased estimated environmental reserves before NICO reinsurance in P&C Other Operations by $56, primarily due to regulatory remediation requirements that changed in 2019 for certain sites polluted by coal ash and resulted in more costly and extensive remediation plans, a higher than anticipated number of claims associated with PFAS, and increased defense and cleanup costs associated with Superfund sites. The increase in environmental reserves was offset by a $56 reinsurance recoverable under the NICO treaty.
The total $132 increase in asbestos and environmental reserves in P&C Other Operations was offset by a $132 reinsurance recoverable under the NICO treaty. Including a reduction of asbestos and environmental reserves in Commercial Lines and Personal Lines, the net increase in A&E reserves in 2019 was $117 offset by a $117 increase in reinsurance recoverables under the NICO treaty.

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
For information regarding the 2018 comprehensive annual review, refer to Part 2, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in The Hartford’s 2019 Form 10-K Annual Report.
Major Categories of Asbestos Accounts
Direct asbestos exposures include both Known and Unallocated Direct Accounts.
•Known Direct Accounts- includes both Major Asbestos Defendants and Non-Major Accounts, and represent approximately 71% of the Company's total Direct gross asbestos reserves as of December 31, 2020 compared to approximately 73% as of December 31, 2019. Major Asbestos Defendants have been defined as the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts, while Non-Major accounts are comprised of all other direct asbestos accounts and largely represent smaller and more peripheral defendants. Major Asbestos Defendants have the fewest number of asbestos accounts.
•Unallocated Direct Accounts- includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies. These exposures represent approximately 29% of the Company's Direct gross asbestos reserves as of December 31, 2020 compared to approximately 27% as of December 31, 2019.
Review of "All Other" Reserves in Property & Casualty Other Operations
Prior year development on all other reserves resulted in increases of $50, $21 and $65, respectively for calendar years 2020, 2019 and 2018. Included in the 2020 adverse reserve development was a $35 increase in reserves for unallocated loss adjustment expenses ("ULAE"), primarily due to an increase in expected aggregate claim handling costs associated with asbestos and environmental claims, as well as higher than anticipated unallocated loss adjustment expenses in recent years, prompting an increase in the projected run rate expense. In addition, elevated claim activity related to certain mass torts and assumed residual value policies contributed to the overall reserve increases, offset by favorable development from previously disputed or potentially uncollectible reinsurance.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. In performing its assessment, the Company evaluates the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in Property & Casualty Other Operations. In conducting these evaluations, the company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As of 2020, 2019, and 2018 the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $60, $71 and $105, respectively. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
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
Range of Prior Accident Year Unfavorable (Favorable) Development for the Ten Years Ended December 31, 2020

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2020	(1.3%) - 1.0%	(20.5%) - 8.3%	0.9% - 17.0%	(0.8%) - 2.4%
[1]Excluding the reserve increases for asbestos and environmental reserves, over the past ten years, reserve re-estimates for total property and casualty insurance ranged from (1.5%) to 1.0%.
The potential variability of the Company’s property and casualty insurance product reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve

Table of Contents	Index to MD&A

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
The following table summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2020. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2020 for the indicated accident year in each row. This table does not include Navigators Group reserve re-estimates for periods prior to the acquisition of the business on May 23, 2019.
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
By Accident Year
2010 & Prior	$367	$(40)	$25	$330	$350	$316	$87	$(37)	$38	$499	$1,935
2011		36	148	(4)	12	(6)	6	11	(19)	(10)	174
2012			19	—	(55)	(35)	(12)	(15)	(15)	(25)	(138)
2013				(98)	(43)	(29)	(33)	(2)	(26)	(8)	(239)
2014					(14)	20	(19)	(54)	(29)	(25)	(121)
2015						191	(41)	(93)	19	(9)	67
2016							(29)	14	(11)	(29)	(55)
2017								9	(116)	(169)	(276)
2018									78	(268)	(190)
2019										(92)	(92)
Increase (decrease) in net reserves [1] [2]	$367	$(4)	$192	$228	$250	$457	$(41)	$(167)	$(81)	$(136)	$1,065
[1]For the 2020 and 2019 calendar years, net favorable prior accident year development recognized in the Consolidated Statement of Operations was $(448) rather than $(136) and $65 rather than $81, respectively, as shown in this table as the Company recognized a $312 and $16 deferred gain on retroactive reinsurance. For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For calendar years before 2017, the 2010 and prior accident year development includes adverse development for A&E reserves. Beginning with the 2017 calendar year, A&E reserve development has been ceded to NICO.
The commentary below explains, by accident year, the total prior accident year development recognized over the past 10 years.
Accident years 2010 and Prior
The net increases in estimates of ultimate losses for accident years 2010 and prior are driven mostly by increased reserves for asbestos and environmental reserves, and also by increased estimates for customs bonds, sexual molestation and sexual abuse and other mass torts claims.
Partially offsetting these reserve increases was favorable development in general liability and personal automobile liability.
Accident year 2011
Unfavorable changes in estimates of ultimate losses on accident year 2011 were primarily related to workers' compensation and commercial automobile liability. Workers' compensation loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends. Unfavorable commercial automobile liability reserve re-estimates were driven by higher frequency of large loss bodily injury claims.
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
Accident year 2016
Estimates of ultimate losses were decreased for the 2016 accident year largely due to reserve decreases on short-tail lines of business, where results emerge more quickly, and workers’ compensation due to lower estimated claim severity, somewhat offset by unfavorable reserve estimates for higher hazard general liability exposures due to increased frequency and severity trends, higher estimated severity in middle & large commercial and on the acquired Navigators Group book of business related to U.S. construction, premises liability, products liability and excess casualty.
Accident year 2017
Ultimate loss estimates were decreased for the 2017 accident year mainly due to release of reserves related to catastrophes, lower reserve estimates in personal automobile liability due to emergence of lower estimated severity and lower reserve estimates for workers’ compensation related to lower than previously estimated claim severity , somewhat offset by

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
increases in estimates of ultimate losses in general liability and bond. Partially offsetting was an increase to general liability reserves that was related to high hazard exposures which experienced increased frequency and severity trends. In addition, unfavorable bond reserve re-estimates were driven by large claims. On the Navigators Group book of business, reserve increases for professional liability were related to large syndicate D&O losses.
Accident year 2018
Ultimate loss estimates were decreased for the 2018 accident year mainly due to reduction in estimated catastrophe reserves for California wildfires and for various wind and hail events. Reserve estimates were also reduced, to a lesser extent, for personal automobile liability which decreased due to lower than previously expected claim severity. These reserve decreases were slightly offset by increases in commercial automobile liability, professional liability and general liability. Commercial automobile liability reserve increases were related to higher estimated severity on middle & large commercial. Increases in general liability reserves for middle market and complex liability claims were also largely due to higher than previously expected severity. On the Navigators Group book of business, reserve increases for professional liability were related to large loss activity and increased estimated severity on directors and officers reserves.
Accident year 2019
Ultimate loss estimates were decreased for the 2019 accident year mainly due to favorable emergence of property lines of business, mainly related to catastrophes, slightly offset by increases in commercial automobile liability reserves due to higher than expected large losses in middle & large commercial.
Group Benefit LTD Reserves, Net of Reinsurance
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. As long-term disability reserves are long-tail claim liabilities, they are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The Company held $6,494 and $6,616 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of December 31, 2020 and 2019, respectively.
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
Discount Rate - The discount rate is the interest rate at which expected future claim cash flows are discounted to determine the present value. A higher selected discount rate results in a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to cover the discount accretion on our claim reserves which would negatively affect our profits. For each incurral year, the discount rates are estimated based on investment yields expected to be earned net of investment expenses. The incurral year is the year in which the claim is incurred and the estimated settlement pattern is determined. Once established, discount rates for each incurral year are unchanged except that LTD reserves assumed from the acquisition of Aetna's U.S. group life and disability business are all discounted using rates as of the November 1, 2017 acquisition date. The weighted average discount rate on LTD reserves was 3.4% in 2020 and 2019. Had the discount rate for each incurral year been 10 basis points lower at the time they were established, our LTD unpaid loss and loss adjustment expense reserves would be higher by $29, pretax, as of December 31, 2020.
Claim Termination Rates (inclusive of mortality, recoveries, and expiration of benefits) - Claim termination rates are an estimate of the rate at which claimants will cease receiving benefits during a given calendar year. Terminations result from a number of factors, including death, recoveries and expiration of benefits. The probability that benefits will terminate in each future month

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
for each claim is estimated using a predictive model that uses past Company experience, contract provisions, job characteristics and other claimant-specific characteristics such as diagnosis, time since disability began, and age. Actual claim termination experience will vary from period to period. Over the past 9 years, claim termination rates for a single incurral year have generally increased and have ranged from 6% below to 7% above current assumptions over that time period. For a single recent incurral year (such as 2020), a one percent decrease in our assumption for LTD claim termination rates would increase our reserves by $9. For all incurral years combined, as of December 31, 2020, a one percent decrease in our assumption for our LTD claim termination rates would increase our Group Benefits unpaid losses and loss adjustment expense reserves by $22.
Impact of COVID-19 on 2020 Results of Operations
Within Group Benefits, the Company experienced excess mortality in its group life business of $239 in 2020, primarily caused by direct and indirect impacts of COVID-19. Within the group disability business, in 2020 the Company recognized $29 of COVID-19 direct losses from short-term disability claims, more than offset by $38 of favorable frequency on other short-term disability claims.
Current Trends Contributing to Reserve Uncertainty
We hedge our interest rate exposure over a three year period at the time we price and sell long-term disability policies and our weighted average discount rate assumption for the 2020 incurral year is up slightly from that of the 2019 incurral year.
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
The carrying value of goodwill was $1,911 as of December 31, 2020 and was comprised of $659 for Commercial Lines, $119 for Personal Lines, $861 for Group Benefits, and $272 for Hartford Funds.
The annual goodwill assessment for the reporting units was completed as of October 31, 2020, and resulted in no write-downs of goodwill for the year ended December 31, 2020. All reporting units passed the annual impairment test with a significant margin. For information regarding the 2019 and 2018 impairment tests see Note 11 - Goodwill & Other Intangible Assets of Notes to Consolidated Financial Statements.
Due to the continuing impacts in the economy because of the COVID-19 pandemic, near-term expected net cash flows over the forecast period reflect estimated COVID-19 claims and economic effects of the pandemic. Considering the impacts of COVID-19, if the weighted average cost of capital used for purposes of discounting increases significantly or if the economic downturn worsens or persists for an extended period and the Company's actual and forecasted operating results deteriorate, the Company may determine it is more likely than not that a reporting unit's fair value is below its carrying value, including goodwill, which could result in an impairment of goodwill.
Valuation of Investments and Derivative Instruments
Fixed Maturities, Equity Securities, Short-term Investments, and Derivatives
The Company generally determines fair values using valuation techniques that use prices, rates, and other relevant information evident from market transactions involving identical or similar instruments. Valuation techniques also include, where appropriate, estimates of future cash flows that are converted into a single discounted amount using current market expectations. The Company uses a "waterfall" approach comprised of the following pricing sources which are listed in priority order: quoted prices, prices from third-party pricing services, internal matrix pricing, and independent broker quotes. The fair value of derivative instruments are determined primarily using a discounted cash flow model or option model technique and incorporate counterparty credit risk. In some cases, quoted market prices for exchange-traded transactions and transactions cleared through central clearing houses ("OTC-cleared") may be used and in other cases independent broker quotes may be used. For further discussion, see the Fixed Maturities, Equity Securities, Short-term Investments and Derivatives section in Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.

Table of Contents	Index to MD&A

Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Evaluation of Credit Losses on Fixed Maturities, AFS and ACL on Mortgage Loans
Each quarter, a committee of investment and accounting professionals evaluates investments to determine if a credit loss is present for fixed maturities, AFS or an ACL is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. For a discussion of credit losses recorded, see the Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments and ACL on Mortgage Loans sections within the Investment Portfolio Risks and Risk Management section of the MD&A.
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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Written premiums	$8,969	$8,452	$7,136	6%	18%
Change in unearned premium reserve	59	162	89	(64%)	82%
Earned premiums	8,910	8,290	7,047	7%	18%
Fee income	30	35	34	(14%)	3%
Losses and loss adjustment expenses
Current accident year before catastrophes	5,488	4,913	4,037	12%	22%
Current accident year catastrophes [1]	397	323	275	23%	17%
Prior accident year development [1]	44	(44)	(200)	NM	78%
Total losses and loss adjustment expenses	5,929	5,192	4,112	14%	26%
Amortization of DAC	1,397	1,296	1,048	8%	24%
Underwriting expenses	1,594	1,600	1,369	—%	17%
Amortization of other intangible assets	28	18	4	56%	NM
Dividends to policyholders	29	30	23	(3%)	30%
Underwriting (loss) gain	(37)	189	525	(120%)	(64%)
Net servicing income	4	2	2	100%	—%
Net investment income [2]	1,160	1,129	997	3%	13%
Net realized capital gains (losses) [2]	(60)	271	(43)	(122%)	NM
Loss on reinsurance transaction	—	(91)	—	100%	NM
Other (expenses)	(35)	(38)	(2)	8%	NM
Income before income taxes	1,032	1,462	1,479	(29%)	(1%)
Income tax expense [3]	176	270	267	(35%)	1%
Net income	$856	$1,192	$1,212	(28%)	(2%)
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 12- Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	2020	2019	2018
Small Commercial:
Net new business premium	$557	$646	$600
Policy count retention	84%	83%	82%
Renewal written price increases	2.0%	1.8%	2.5%
Renewal earned price increases	2.3%	1.9%	3.8%
Premium retention	84%	85%	84%
Policies in-force as of end of period (in thousands)	1,283	1,291	1,271
Middle Market [1]:
Net new business premium	$479	$584	$540
Policy count retention	78%	80%	78%
Renewal written price increases	7.4%	3.8%	2.0%
Renewal earned price increases	6.4%	2.7%	1.7%
Premium retention	77%	84%	83%
Policies in-force as of end of period (in thousands)	59	62	64
Global Specialty:
Global specialty gross new business premium [2]	$752
U.S. global specialty renewal written price increases	17.6%
U.S. global specialty renewal earned price increases	13.1%
[1]Middle market disclosures exclude loss sensitive and programs businesses.
[2]Excludes Global Re and Continental Europe Operations and is before ceded reinsurance.
Underwriting Ratios

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Loss and loss adjustment expense ratio
Current accident year before catastrophes	61.6	59.3	57.3	2.3	2.0
Current accident year catastrophes	4.5	3.9	3.9	0.6	—
Prior accident year development	0.5	(0.5)	(2.8)	1.0	2.3
Total loss and loss adjustment expense ratio	66.5	62.6	58.4	3.9	4.2
Expense ratio	33.5	34.7	33.9	(1.2)	0.8
Policyholder dividend ratio	0.3	0.4	0.3	(0.1)	0.1
Combined ratio	100.4	97.7	92.6	2.7	5.1
Impact of current accident year catastrophes and prior year development	(5.0)	(3.4)	(1.1)	(1.6)	(2.3)
Impact of current accident year change in loss reserves upon acquisition of a business [1]	—	(0.3)	—	0.3	(0.3)
Underlying combined ratio	95.5	94.0	91.5	1.5	2.5
[1]Upon acquisition of Navigators Group and a review of Navigators Insurers reserves, the year ended December 31, 2019 included $68 of prior accident year reserve increases and $29 of current accident year reserve increases which were excluded for the purposes of the underlying combined ratio calculation.
2021 Outlook
The Company expects higher Commercial Lines written premiums in 2021, with growth across small commercial, middle & large commercial, and global specialty. In small commercial, policy retention is expected to remain strong with new business growth across all lines of business. Assuming the economy recovers with the rollout of vaccines, we expect an increase in insured exposures, including from higher payrolls on workers’ compensation policies. In middle & large commercial, assuming a continued economic recovery, we expect written premium growth in our general industries book of business driven by new business growth and an increase in insured exposures and that we will generate new business growth in specialized industries as well as with large and complex solutions. In global specialty, premium growth in 2021 is expected primarily in wholesale and financial lines benefiting from written pricing increases.
In 2021, management expects positive renewal written pricing in all lines of business except workers' compensation, with workers' compensation pricing expected to be flat to slightly positive in middle market and down in small commercial. In small commercial

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
and middle & large commercial, high-single digit rate increases are expected to continue in commercial auto, general liability and property. In global specialty, in 2021, we expect written pricing increases in the high teens in international, low double-digits in wholesale and high single digits in US financial lines. Written pricing increases in 2021 in lines other than workers’ compensation are driven by a number of factors including the effects of social inflation, increased catastrophe losses due to changing weather patterns, and a prolonged low interest rate environment, that puts added pressure on the need for underwriting profits to make up for the lost investment yield.
The Company expects the Commercial Lines combined ratio will be between approximately 93.5 and 95.5 for 2021, compared to 100.4 in 2020, primarily due to lower current accident year catastrophe losses expected in 2021 and lower COVID-19 incurred claims. The underlying combined ratio is expected to be lower as fewer COVID-19 claims are expected in 2021 as we emerge from the pandemic. Apart from lower expected COVID-19 claims, earned pricing increases in excess of moderate increases in loss costs in most lines will be partially offset by continued margin compression in small commercial workers’ compensation, while the expense ratio is expected to improve by nearly a point. Current accident year catastrophes are assumed to be 3.1 points of the combined ratio in 2021 compared to 4.5 points in 2020.
Net Income
Year ended December 31, 2020 compared to the year ended December 31, 2019
Net income decreased primarily due to a change from an underwriting gain in 2019 to an underwriting loss in 2020 and a change from net realized capital gains in 2019 to net realized capital losses in 2020, partially offset by higher net investment income. Also partially offsetting the decline in net income was $91 before tax of ADC ceded premium in the prior year period. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain (Loss)
Year ended December 31, 2020 compared to the year ended December 31, 2019
Underwriting loss in 2020 compared with an underwriting gain in 2019 with the underwriting loss in 2020 primarily due to COVID-19 incurred losses in property, workers’ compensation and financial and other lines, higher current accident year catastrophes, a change from net favorable prior accident year development in 2019 to net unfavorable prior accident year development in 2020 and the effect of lower earned premiums excluding the effect of the Navigators acquisition. Underwriting expenses were down slightly as a decrease in incentive compensation, benefits costs, commissions and travel costs were largely offset by the inclusion of Navigators for a full twelve months in 2020, an increase in the ACL on premiums receivable in 2020 due to the economic impacts of COVID-19 and the effect of a reduction in state taxes and assessments in 2019. In 2020, the acquisition of Navigators Group contributed to an increase in earned premiums with a corresponding increase to losses and loss adjustment expenses, amortization of DAC and underwriting expenses.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums

$10,000
$8,000
$6,000
$4,000
$2,000
$0
$7,047
$3,651
$2,746
$605
$8,290
$3,718
$2,983
$1,547
$8,910
$3,650
$2,976
$2,241
2018
2019
2020
Global Specialty
Middle & Large Commercial
Small Commercial
Other [1]

[1]Other of $43, $42, and $45 for 2020, 2019, and 2018, respectively, is included in the total.
Year ended December 31, 2020 compared to the year ended December 31, 2019
Earned premiums increased in 2020 with the increase in reflecting a full twelve months of premium from the acquisition of Navigators Group. Excluding Navigators, earned premiums declined in 2020, with decreases in both small commercial and in middle & large commercial.
Written premiums increased in 2020 with the growth attributable to the acquisition of Navigators Group. Excluding Navigators, written premiums declined in 2020 due to the economic impacts of COVID-19, including lower new business across most lines as well as reductions in estimated audit premiums and endorsements reducing premium in workers’ compensation due to a declining exposure base, partially offset by continued written pricing increases in all lines except workers' compensation.
In small commercial, renewal written price increases were slightly higher in 2020 than 2019, with mid-single digit to high single-digit rate increases in most lines, largely offset by written pricing decreases in workers’ compensation. In middle market, higher written pricing increases in 2020 were mostly due to double digit rate increases in middle market automobile and specialty excess liability lines and mid-single digit to high single-digit rate increases in most other middle market lines. In global specialty, our US wholesale book achieved an approximate 25% renewal written price increase, led by excess casualty, property and automobile. The international lines also achieved strong price increases, led by D&O.
New business premium decreased in 2020 in most lines driven by lower quote volume due to the economic effects of COVID-19 and a competitive pricing environment, though to a lesser extent in the second half of 2020. Also contributing to the decrease in new business in small commercial was the effect of new business from the 2018 Foremost renewal rights agreement in 2019.
•Small commercial written premium declined in 2020 driven by a decrease in workers compensation, partially offset by growth in package business.
•Middle & large commercial written premium decreased in 2020 driven by lower new business and premium retention across all lines, partially offset by the acquisition of Navigators Group. Middle & large commercial premium decreases in 2020 were primarily driven by declines in general industries, driven by underwriting actions to improve the profitability of that book, as well as in industry verticals and national accounts, partially offset by growth in specialty and commercial excess lines.
•Global specialty written premium increased in 2020 with the increase driven by the acquisition of Navigators Group. Apart from Navigators Group, written premium decreased slightly in 2020 due to a decline in wholesale and bond business, partially offset by growth in professional liability.

Current Accident Year Loss and LAE Ratio before Catastrophes

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Year ended December 31, 2020 compared to the year ended December 31, 2019
Current Accident Year Loss and LAE ratio before catastrophes increased in 2020, primarily due to COVID-19 incurred losses, net of favorable non-COVID-19 workers' compensation frequency as well as a slightly higher loss ratio in small commercial workers' compensation, partially offset by lower non-catastrophe property losses and margin improvement in the Navigators book, primarily in wholesale and global re.
2020 included COVID-19 incurred losses of $278 before tax, including losses of $141 in property, $66 in workers’ compensation, net of favorable frequency on other workers' compensation claims, and $71 in financial and other lines.
Included in the $141 of COVID-19 property incurred losses and loss adjustment expenses in 2020 were $101 of losses arising from a small number of property policies that do not require direct physical loss or damage and from policies intended to cover specific business needs, including crisis management and performance disruption. In addition, we recorded a reserve of $40 for legal defense costs in 2020. Workers’ compensation COVID-19 incurred losses in 2020 were driven by claims in both states with presumptive coverage and in other states where the claimant must prove their COVID-19 illness was contracted at work. Financial lines COVID-19 claims in 2020 were primarily driven by exposures in D&O, E&O and employment practices liability and the recessionary impacts on the surety book of business.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2020 compared to the year ended December 31, 2019 Current accident year catastrophe losses for 2020 were primarily from civil unrest, a number of hurricanes and tropical storms, Pacific Coast wildfires, and Northeast windstorms as well as tornado, wind and hail events in the South, Midwest and Central Plains. Catastrophe losses for 2019 were primarily from tornado, wind and hail events in various areas of the Midwest, Mountain West and Southeast and, to a lesser extent, winter storms in the northern plains, Midwest and Northeast.
Prior accident year development was a net unfavorable $44 before tax in 2020 compared to a net favorable $44 before tax in the comparable 2019 period. Net unfavorable reserve development for 2020 included reserve increases for general liability driven primarily by increases in reserves for sexual molestation and sexual abuse claims, and increases in commercial automobile liability reserves, partially offset by net reserve decreases for catastrophes, workers' compensation and package business. Favorable development on prior year catastrophe reserves in 2020 was due to recognizing a $29 before tax subrogation benefit from a settlement with PG&E over certain of the 2017 and 2018 California wildfires and a reduction in estimated catastrophe losses from a number of wind and hail events that occurred in 2017, 2018 and 2019. Prior accident year development in 2020 also included $102 of reserve increases related to Navigators Group on 2018 and prior accident years that was economically ceded to NICO but for which the benefit was not recognized in earnings as it has been recorded as a deferred gain on retroactive reinsurance. Net reserve decreases for 2019 were primarily related to lower loss reserve estimates for workers' compensation claims, package business reserves and catastrophes, partially offset by a $68 before tax increase to Navigators Group reserves upon acquisition of the business and increases in reserves for automobile liability and general liability. The increase in Navigators Group reserves upon acquisition of the business principally related to higher reserve estimates for general liability, professional liability and marine.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Written premiums	$2,936	$3,131	$3,276	(6%)	(4%)
Change in unearned premium reserve	(72)	(67)	(123)	(7%)	46%
Earned premiums	3,008	3,198	3,399	(6%)	(6%)
Fee income	34	37	40	(8%)	(8%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,695	2,087	2,249	(19%)	(7%)
Current accident year catastrophes [1]	209	140	546	49%	(74%)
Prior accident year development [1]	(438)	(42)	(32)	NM	(31%)
Total losses and loss adjustment expenses	1,466	2,185	2,763	(33%)	(21%)
Amortization of DAC	244	259	275	(6%)	(6%)
Underwriting expenses	591	625	611	(5%)	2%
Amortization of other intangible assets	4	6	4	(33%)	50%
Underwriting gain (loss)	737	160	(214)	NM	175%
Net servicing income [2]	14	13	16	8%	(19%)
Net investment income [3]	157	179	155	(12%)	15%
Net realized capital gains (losses) [3]	(5)	43	(7)	(112%)	NM
Other expenses	(1)	(1)	(1)	—%	—%
Income (loss) before income taxes	902	394	(51)	129%	NM
Income tax expense (benefit) [4]	184	76	(19)	142%	NM
Net income (loss)	$718	$318	$(32)	126%	NM
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.
[2]Includes servicing revenues of $81, $83, and $84 for 2020, 2019, and 2018, respectively and includes servicing expenses of $67, $70, and $68 for 2020, 2019, and 2018, respectively.
[3]For discussion of consolidated investment results, see MD&A - Investment Results.
[4]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
Written and Earned Premiums

Written Premiums	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Product Line
Automobile	$2,003	$2,176	$2,273	(8%)	(4%)
Homeowners	933	955	1,003	(2%)	(5%)
Total	$2,936	$3,131	$3,276	(6%)	(4%)
Earned Premiums
Product Line
Automobile	$2,058	$2,221	$2,369	(7%)	(6%)
Homeowners	950	977	1,030	(3%)	(5%)
Total	$3,008	$3,198	$3,399	(6%)	(6%)

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	2020	2019	2018
Policies in-force end of period (in thousands)
Automobile	1,369	1,422	1,510
Homeowners	826	877	927
New business written premium
Automobile	$223	$220	$169
Homeowners	$63	$73	$46
Policy count retention
Automobile	86%	85%	82%
Homeowners	86%	85%	83%
Renewal written price increase
Automobile	2.4%	4.6%	7.2%
Homeowners	6.4%	6.5%	9.7%
Renewal earned price increase
Automobile	3.4%	5.5%	9.6%
Homeowners	5.7%	8.4%	9.3%
Premium retention
Automobile [1]	82%	87%	85%
Homeowners	91%	89%	90%
[1] Premium retention for automobile decreased in the twelve months ended December 31, 2020 largely due to $81 of premium credits given to automobile policyholders. Excluding the impact of the premium credits, automobile premium retention would have been 86% in the twelve month period ended December 31, 2020.
Underwriting Ratios

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.3	65.3	66.2	(9.0)	(0.9)
Current accident year catastrophes	6.9	4.4	16.1	2.5	(11.7)
Prior accident year development	(14.6)	(1.3)	(0.9)	(13.3)	(0.4)
Total loss and loss adjustment expense ratio	48.7	68.3	81.3	(19.6)	(13.0)
Expense ratio	26.8	26.7	25.0	0.1	1.7
Combined ratio	75.5	95.0	106.3	(19.5)	(11.3)
Impact of current accident year catastrophes and prior year development	7.7	(3.1)	(15.2)	10.8	12.1
Underlying combined ratio	83.1	91.9	91.2	(8.8)	0.7
Product Combined Ratios

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Automobile
Combined ratio	85.5	96.6	98.6	(11.1)	(2.0)
Underlying combined ratio	88.0	97.9	98.2	(9.9)	(0.3)
Homeowners
Combined ratio	54.2	91.7	124.3	(37.5)	(32.6)
Underlying combined ratio	72.5	78.3	75.1	(5.8)	3.2

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2021 Outlook
Written premium is expected to be relatively flat in 2021 compared with 2020 despite $81 of premium credits issued in 2020 as non-renewal of premium more than offsets new business. While new business conversions are expected to increase, new business premium is expected to be relatively flat as the Company begins to transition from 12-month automobile policies to 6-month automobile policies for AARP members as we roll out our new automobile and homeowners products in certain states.
In 2021, the Company expects written pricing increases in 2021 to be in the low single digits for automobile and high-single digits for homeowners. Rate increases in automobile will likely continue to moderate as lower claim frequency due to shelter-in-place guidelines during the pandemic is reflected in rate filings.
The Company expects the combined ratio for Personal Lines will be between approximately 94.0 and 96.0 for 2021 compared to 75.5 in 2020 as 2020 benefited from lower claim frequency due to fewer miles driven as a result of the pandemic as well as from favorable prior accident year development. The underlying combined ratio for Personal Lines is expected to be higher due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes in both automobile and homeowners. Current accident year catastrophes are assumed to be 7.2 points of the combined ratio in 2021 compared with 6.9 points in 2020. For automobile, we expect the underlying combined ratio to increase as automobile claim frequency rises again as we emerge from the pandemic. The underlying combined ratio for homeowners is also expected to increase in 2021, primarily driven by a return to a higher, more normal, level of non-catastrophe weather loss experience, partially offset by the effect of earned pricing increases.
Net Income (Loss)
Year ended December 31, 2020 compared to the year ended December 31, 2019
Net income increased by $400, primarily due to favorable prior accident year catastrophe reserve development in the 2020 period, lower non-catastrophe current accident year losses in automobile and homeowners, and lower underwriting expenses, partially offset by an increase in current accident year catastrophes, a reduction in earned premium, including the effect of $81 in premium credits given to automobile policyholders in the second quarter of 2020, a change to net realized capital losses in the 2020 period and lower net investment income.
Underwriting Gain (Loss)
Year ended December 31, 2020 compared to the year ended December 31, 2019
Underwriting gain in 2020 increased primarily due to favorable prior accident year development in the 2020 period driven by a reduction in prior year catastrophe reserves, lower current accident year losses in automobile due to effects of the COVID-19 pandemic, a reduction in non-catastrophe weather losses in homeowners, and lower underwriting expenses, partially offset by a reduction in earned premium, including the effect of $81 in premium credits given to automobile policyholders in the second quarter of 2020.
Earned Premiums
Year ended December 31, 2020 compared to the year ended December 31, 2019
Earned premiums decreased in 2020, reflecting a decline in written premium over the prior twelve months in both Agency and in AARP Direct and, the effect of $81 of premium credits given to automobile policyholders in the second quarter of 2020 in recognition of shelter-in-place guidelines that have resulted in a decline in miles driven.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Written premiums decreased in 2020 in AARP Direct and Agency. For automobile, written premium in 2020 included a reduction for the $81 of premium credits given to policyholders in the second quarter. Written premium for both automobile and homeowners declined as the amount of non-renewed premium exceeded the new business premium. New business increased slightly in automobile and declined in homeowners.
Renewal written pricing increases were lower in 2020 in automobile in response to moderating loss cost trends. For homeowners, while written pricing increases had moderated during the first half of 2020, written pricing increases were higher in the second half of 2020 due to the rate need arising from catastrophe and other property claims experience.
Policy count retention increased for both automobile and homeowners reflecting the effect of moderating renewal written price increases during all of 2020 for automobile and during the first six months of 2020 for homeowners.
Premium retention for automobile decreased in 2020 mostly due to the $81 of automobile premium credits given to policyholders in the second quarter of 2020. Premium retention for homeowners improved in 2020 driven by renewal rate increases, partially offset by a decline in policy count retention in the second half of 2020.
Policies in-force decreased in 2020 in both automobile and homeowners, driven by not generating enough new business to offset the loss of non-renewed policies.
Current Accident Year Loss and Loss Adjustment Expense Ratio before Catastrophes
Year ended December 31, 2020 compared to the year ended December 31, 2019
Current accident year loss and LAE ratio before catastrophes decreased in 2020 in both automobile and homeowners. For automobile, the loss and loss adjustment expense ratio benefited from earned pricing increases and from lower claim frequency, primarily driven by shelter-in-place guidelines due to the COVID-19 pandemic. For homeowners, the primary driver was fewer non-catastrophe weather claims.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2020 compared to the year ended December 31, 2019
Current accident year catastrophe losses for the year ended December 31, 2020 were primarily from a number of hurricanes and tropical storms, Pacific Coast wildfires and Northeast windstorms as well as tornado, wind and hail events in the South, Midwest and Central Plains. Catastrophe losses for 2019 primarily included winter storms across the country and tornado, wind and hail events in the South, Midwest, and Mountain West.
Prior accident year development was favorable in 2020, principally due to a reduction in catastrophe loss reserves and, to a lesser extent, lower than previously expected AARP Direct automobile liability claim severity for the 2017 to 2019 accident years. The reduction in catastrophe loss reserves was

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
driven by lower estimated losses for the 2017 and 2018 California wildfires, including a $260 subrogation benefit from PG&E, as well as a reduction in losses for various 2017, 2018 and 2019 wind and hail events. Prior accident year development was favorable in 2019 primarily due to a decrease in automobile liability reserves for the 2017 accident year.

PROPERTY & CASUALTY OTHER OPERATIONS

Results of Operations
Underwriting Summary

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Written Premiums	$—	$—	$(4)	—%	100%
Change in unearned premium reserve	—	(2)	(4)	100%	50%
Earned premiums	—	2	—	(100%)	NM
Losses and loss adjustment expenses
Prior accident year development [1]	258	21	65	NM	(68%)
Total losses and loss adjustment expenses	258	21	65	NM	(68%)
Underwriting expenses	11	12	12	(8%)	—%
Underwriting loss	(269)	(31)	(77)	NM	60%
Net investment income [2]	55	84	90	(35%)	(7%)
Net realized capital gains (losses) [2]	(1)	20	(4)	(105%)	NM
Other income (expenses)	1	—	(1)	NM	100%
Income (loss) before income taxes	(214)	73	8	NM	NM
Income tax expense (benefit) [3]	(46)	12	(7)	NM	NM
Net income (loss)	$(168)	$61	$15	NM	NM
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
Net Income (Loss)
Year ended December 31, 2020 compared to the year ended December 31, 2019
Net loss in 2020 changed from net income in 2019, primarily due to an increase in net unfavorable prior accident year development, a decrease in net investment income and a change from net realized capital gains to net realized capital losses.
Unfavorable prior accident year development in 2020 primarily included a $208 charge for increases in A&E reserves and a $35 increase in ULAE reserves which was largely driven by the higher estimate for A&E claims. Before NICO reinsurance, A&E reserves were increased by $236 in P&C Other Operations, including $130 for asbestos and $106 for environmental. Cumulative adverse A&E reserve development on both ongoing operations and P&C Other Operations totaled $860 through December 31, 2020 and since this amount exceeds ceded premium paid for the A&E ADC of $650, the Company recognized a $210 deferred gain on retroactive reinsurance in 2020, all recognized within P&C Other Operations.
Asbestos Reserves prior accident year development in 2020 before NICO reinsurance of $130 was primarily due to a higher rate of claim settlements, particularly with certain larger, national defendants, higher than expected average settlement values and defense costs, and an increase in the Company's

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
estimated share of liability under pending or potential cost sharing agreements and settlements.
Environmental Reserves prior accident year development in 2020 before NICO reinsurance of $106 was primarily due to an increasing number of claims and suits alleging contamination from or exposure to per & polyfluoroalkyl substances ("PFAS"), and increased defense and cleanup costs associated with Superfund sites.

GROUP BENEFITS
Results of Operations
Operating Summary

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Premiums and other considerations	$5,536	$5,603	$5,598	(1%)	—%
Net investment income [1]	448	486	474	(8%)	3%
Net realized capital gains (losses) [1]	22	34	(47)	(35%)	172%
Total revenues	6,006	6,123	6,025	(2%)	2%
Benefits, losses and loss adjustment expenses	4,137	4,055	4,214	2%	(4%)
Amortization of DAC	50	54	45	(7%)	20%
Insurance operating costs and other expenses	1,308	1,311	1,282	—%	2%
Amortization of other intangible assets	40	41	60	(2%)	(32%)
Total benefits, losses and expenses	5,535	5,461	5,601	1%	(2%)
Income before income taxes	471	662	424	(29%)	56%
Income tax expense [2]	88	126	84	(30%)	50%
Net income	$383	$536	$340	(29%)	58%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 17 - Income Taxes of Notes to the Consolidated Financial Statements.
Premiums and Other Considerations

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Fully insured — ongoing premiums	$5,305	$5,416	$5,418	(2%)	—%
Buyout premiums	56	7	5	NM	40%
Fee income	175	180	175	(3%)	3%
Total premiums and other considerations	$5,536	$5,603	$5,598	(1%)	—%
Fully insured ongoing sales, excluding buyouts	$717	$647	$704	11%	(8%)
Ratios, Excluding Buyouts

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Group disability loss ratio	66.1%	67.3%	73.1%	(1.2)	(5.8)
Group life loss ratio	87.5%	79.5%	78.4%	8.0	1.1
Total loss ratio	74.5%	72.3%	75.3%	2.2	(3.0)
Expense ratio [1]	25.2%	24.5%	24.0%	0.7	0.5
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Margin

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Net income margin	6.4%	8.8%	5.6%	(2.4)	3.2
Adjustments to reconcile net income margin to core earnings margin:
Net realized capital losses (gains) excluded from core earnings, before tax	(0.4%)	(0.5%)	0.9%	0.1	(1.4)
Integration and transaction costs associated with acquired business, before tax	0.3%	0.6%	0.8%	(0.3)	(0.2)
Income tax benefit	—%	—%	(0.3%)	0.0	0.3
Impact of excluding buyouts from denominator of core earnings margin	0.1%	—%	—%	0.1	0.0
Core earnings margin	6.4%	8.9%	7.0%	(2.5)	1.9
2021 Outlook
The Company expects Group Benefits fully insured ongoing premiums to increase modestly in 2021 due to modestly higher book persistency and continued strong sales which is expected to offset continued lagging employment levels as a result of the pandemic. In 2021, the segment's net income margin is expected to be between 3.5% and 4.5%, compared to a net income margin of 6.4% in 2020. The expected decrease in net income margin largely reflects downward pressure on pricing due to recent historical favorable claim incidence, an expectation of less favorable claim incidence and recoveries on long-term disability claims in 2021 and lower expected investment yields, partially offset by an expectation of lower excess mortality caused by COVID-19 though that is subject to significant uncertainty. The expected net income margin of 3.5% to 4.5% assumes excess mortality of $160 before tax, largely in the first half of 2021 with the most significant portion in the first quarter of 2021. Margins on long-term disability business are expected to decline as the favorable long-term disability loss trends begin to reverse due to economic factors and as price competition intensifies, partly driven by customer behavior to seek multiple bids for renewal. Margins on group life business in 2021 will largely depend on how long COVID-19 infections continue in 2021 pending the timing of distribution and citizen acceptance of vaccines. Management expects that the 2021 core earnings margin, which does not include the effect of net realized capital gains (losses) or integration costs associated with the acquired business, will be in the range of 3.7% to 4.7%, down from a 2020 core earnings margin of 6.4%.
Net Income
Year ended December 31, 2020 compared to the year ended December 31, 2019
Net income decreased primarily due to higher mortality in group life, and, to a lesser extent, lower net investment income, and lower net realized capital gains, partially offset by modestly higher recoveries and lower claim incidence on group disability claims. The increased mortality in group life included $239 of claims deemed to be excess mortality due to direct and indirect impacts of COVID-19. Lower net investment income was primarily driven by lower reinvestment rates and, to a lesser extent, lower income from limited partnership and other alternative investments.
Insurance operating costs and other expenses were relatively flat in 2020 as higher information technology ("IT") and other costs related to improving the customer experience were largely offset by lower incentive compensation, employee benefits, travel costs, and lower integration costs.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Fully Insured Ongoing Premiums
Year ended December 31, 2020 compared to the year ended December 31, 2019
Fully insured ongoing premiums decreased in 2020 with a decrease in both group disability and group life with the declines resulting primarily from lower insured exposure on in-force policies. Premiums for voluntary business increased primarily due to strong sales and persistency.
Fully insured ongoing sales, excluding buyouts increased in 2020 with increases in both group disability and group life.
Ratios
Year ended December 31, 2020 compared to the year ended December 31, 2019
Total loss ratio increased 2.2 points in 2020 reflecting a higher group life loss ratio, partially offset by a lower group disability loss ratio. The group life loss ratio increased 8.0 points primarily due to a higher current incurral year loss ratio driven by higher mortality, including $239 of excess mortality due to the direct and indirect effects of COVID-19. Prior incurral year development for group life was more favorable due to favorable mortality emergence on the prior incurral year recognized in the three month period ended March 31, 2020, partially offset by the reserve assumption update related to late reported death claims. The group disability loss ratio decreased 1.2 points with a 0.6 point improvement in the current incurral year loss ratio and 0.3 points of more favorable prior incurral year development. The current incurral year group disability loss ratio improved 0.6 points as lower claim incidence more than offset 1.0 points ($29) of COVID-19 short-term disability and New York Paid Family Leave claims. The more favorable prior incurral year development in group disability was driven by higher claim recoveries and continued improving claim incidence, partially offset by the favorable impacts in 2019 from the long term disability reserve assumption update.
Expense ratio increased 0.7 points in 2020. The expense ratio increased largely due to the decline in premiums and other considerations as higher IT and other costs related to improving the customer experience was largely offset by lower incentive compensation, employee benefits, and travel costs.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

HARTFORD FUNDS
Results of Operations
Operating Summary

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Fee income and other revenue	$989	$999	$1,032	(1%)	(3%)
Net investment income	4	7	5	(43%)	40%
Net realized capital gains (losses)	8	5	(4)	60%	NM
Total revenues	1,001	1,011	1,033	(1%)	(2%)
Amortization of DAC	14	12	16	17%	(25%)
Operating costs and other expenses	773	813	831	(5%)	(2%)
Total benefits, losses and expenses	787	825	847	(5%)	(3%)
Income before income taxes	214	186	186	15%	—%
Income tax expense [1]	44	37	38	19%	(3%)
Net income	$170	$149	$148	14%	1%
Daily average total Hartford Funds segment AUM	$120,908	$117,914	$116,876	3%	1%
Return on Assets ("ROA") [2]	14.1	12.5	12.6	1.6	(0.1)
Adjustments to reconcile ROA to ROA, core earnings:
Effect of net realized capital (gains) losses, excluded from core earnings, before tax	(0.7)	(0.3)	0.4	(0.4)	(0.7)
Effect of income tax expense (benefit)	0.1	—	(0.1)	0.1	0.1
Return on Assets ("ROA"), core earnings [2]	13.5	12.2	12.9	1.3	(0.7)
[1]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Mutual Fund and ETP AUM - beginning of period	$112,533	$91,557	$99,090	23%	(8%)
Sales - mutual fund	28,604	22,479	22,198	27%	1%
Redemptions - mutual fund	(31,412)	(23,624)	(23,888)	(33%)	1%
Net flows - ETP	(276)	1,332	1,404	(121%)	(5%)
Net Flows - mutual fund and ETP	(3,084)	187	(286)	NM	165%
Change in market value and other	15,178	20,789	(7,247)	(27%)	NM
Mutual Fund and ETP AUM - end of period	124,627	112,533	91,557	11%	23%
Talcott Resolution life and annuity separate account AUM [1]	14,809	14,425	13,283	3%	9%
Hartford Funds AUM - end of period	$139,436	$126,958	$104,840	10%	21%
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Mutual Fund AUM by Asset Class

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Equity	$82,123	$71,629	$56,986	15%	26%
Fixed Income	17,034	16,130	14,467	6%	11%
Multi-Strategy Investments [1]	22,645	21,332	18,233	6%	17%
Exchange-traded products	2,825	3,442	1,871	(18%)	84%
Mutual Fund and ETP AUM	$124,627	$112,533	$91,557	11%	23%
[1]Includes balanced, allocation, and alternative investment products.
2021 Outlook
Assuming continued growth in equity markets in 2021, the Company expects net income for Hartford Funds to increase from 2020 to 2021. From its diversified lineup of mutual funds and ETFs, the Company expects strong sales, though net flows are more uncertain given market volatility and historical redemption rates.
Net Income
Year ended December 31, 2020 compared to the year ended December 31, 2019
Net income increased primarily due to lower operating costs and other expenses driven by a $12 before tax decrease in Lattice contingent consideration in 2020, a $7 before tax increase in Lattice contingent consideration in 2019 and a reduction in travel costs. Fee income and other revenues decreased slightly as the effect of a continued shift to lower fee generating assets was largely offset by higher daily average assets under management. See Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements for additional information on the Lattice contingent consideration.
Hartford Funds AUM
December 31, 2020 compared to December 31, 2019
Hartford Funds AUM increased compared to the prior
year due to an increase in market values, partially offset by net outflows, along with the continued runoff of AUM related to the Talcott Resolution life and annuity separate account AUM.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	2020	2019	2018	Increase (Decrease) From 2019 to 2020	Increase (Decrease) From 2018 to 2019
Fee income	$49	$50	$32	(2%)	56%
Net investment income	22	66	59	(67%)	12%
Net realized capital gains (losses)	22	22	(7)	—%	NM
Other revenue	53	96	21	(45%)	NM
Total revenues	146	234	105	(38%)	123%
Benefits, losses and loss adjustment expenses [1]	15	19	11	(21%)	73%
Insurance operating costs and other expenses	76	83	83	(8%)	—%
Loss on extinguishment of debt [2]	—	90	6	(100%)	NM
Interest expense [2]	236	259	298	(9%)	(13%)
Restructuring and other costs	104	—	—	NM	—%
Total benefits, losses and expenses	431	451	398	(4%)	13%
Loss before income taxes	(285)	(217)	(293)	(31%)	26%
Income tax benefit [3]	(63)	(46)	(95)	(37%)	52%
Loss from continuing operations, net of tax	(222)	(171)	(198)	(30%)	14%
Income from discontinued operations, net of tax	—	—	322	—%	(100%)
Net income (loss)	(222)	(171)	124	(30%)	NM
Preferred stock dividends	21	21	6	—%	NM
Net income (loss) available to common stockholders	$(243)	$(192)	$118	(27%)	NM
[1]Includes benefits expense on life and annuity business previously underwritten by the Company.
[2]For discussion of debt, see Note 14 - Debt of Notes to Consolidated Financial Statements.
[3]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
Net Income (Loss)
Year ended December 31, 2020 compared to the year ended December 31, 2019
Net loss increased in 2020 compared to 2019 primarily due to restructuring costs of $104 before tax, lower net investment income, lower transition services revenue, and lower income from the Company's retained equity interest in the former life and annuity operations, partially offset by a $90 before tax loss on extinguishment of debt in 2019, transaction costs incurred in 2019 in connection with the acquisition of Navigators Group and lower interest expense.
Income before tax from the Company's retained equity interest in the former life and annuity operations was $42 and $66 for the years ended December 31, 2020 and 2019, respectively. Net investment income was lower in 2020 than 2019 primarily due to a lower yield on short-term investments as well as lower asset levels.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest Expense
Year ended December 31, 2020 compared to the year ended December 31, 2019
Interest expense decreased primarily due to the repayment of our 5.5% senior notes in March of 2020. For additional information, see Note 14 - Debt of Notes to the Consolidated Financial Statements.

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
Chief Underwriting Officer
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

Table of Contents	Index to MD&A
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
Catastrophe risk primarily arises in the property, automobile, workers' compensation, casualty, group life, and group disability lines of business. Not all insurance losses arising from catastrophe risk are categorized as catastrophe losses within the segment operating results. For example, losses arising from the COVID-19 pandemic were not categorized as catastrophe losses within either the P&C or Group Benefits segments as the pandemic was not identified as a catastrophe event by the Property Claim Service in the U.S. See the term Current Accident Year Catastrophe Ratio within the Key Performance Measures section of MD&A for an explanation of how the Company defines catastrophe losses in its financial reporting.
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
Among specific risk tolerances set by the Company, risk limits are set for natural catastrophes, terrorism risk and pandemic risk.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk	Definition	Details and Company Limits
Natural catastrophe	Exposure arising from natural phenomena (e.g., earthquakes, wildfires, etc.) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios and the inherent volatility of weather or climate pattern changes.	The Company generally limits its estimated pre-tax loss as a result of natural catastrophes for property & casualty exposures from a single 250-year event to less than 30% of the reported capital and surplus of the property and casualty insurance subsidiaries prior to reinsurance and to less than 15% of the reported capital and surplus of the property and casualty insurance subsidiaries after reinsurance. From time to time the estimated loss to natural catastrophes from a single 250-year event prior to reinsurance may fluctuate above or below these limits due to changes in modeled loss estimates, exposures or statutory surplus. [2]
- The estimated 250 year pre-tax probable maximum loss from earthquake events is estimated to be $1.2 billion before reinsurance and $0.6 billion net of reinsurance. [1]
- The estimated 250 year pre-tax probable maximum losses from hurricane events are estimated to be $1.8 billion before reinsurance and $0.9 billion net of reinsurance. [1]
Terrorism	The risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”).	Enterprise limits for terrorism apply to aggregations of risk across property-casualty, group benefits and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario, up to $2.0 billion net of reinsurance and $2.5 billion gross of reinsurance, before coverage under the Terrorism Risk Insurance Program established under “TRIPRA”. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. Our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below our stated limits.
Pandemic	The exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios.	The Company generally limits its estimated pre-tax loss from a single 250 year pandemic event to less than 18% of the aggregate reported capital and surplus of the property and casualty and group benefits insurance subsidiaries. In evaluating these scenarios, the Company assesses the impact on group life, short-term disability, long-term disability and property & casualty claims. While ERM has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. In addition, the Company assesses losses in the investment portfolio associated with market declines in the event of a widespread pandemic. [2]
[1]The loss estimates represent total property losses for hurricane events and property and workers compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates that have a 0.4% likelihood of being exceeded in any single year. The net loss estimates provided assume that the Company is able to recover all losses ceded to reinsurers under its reinsurance programs. The Company also manages natural catastrophe risk for group life and group disability, which in combination with property and workers compensation loss estimates are subject to separate enterprise risk management net aggregate loss limits as a percent of enterprise surplus.
[2]For U.S. insurance subsidiaries, reported capital and surplus is equal to actual U.S. statutory capital and surplus. For Navigators Insurers in non-U.S. jurisdictions, reported capital and surplus is equal to U.S. GAAP equity of those subsidiaries less certain assets such as goodwill and intangible assets.
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
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, and an aggregate property catastrophe treaty. The aggregate property catastrophe treaty covers the aggregate of catastrophe events designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand, in excess of a $700 retention. The occurrence-based property catastrophe treaties respond in excess of $100 per occurrence for all perils other than named storm and earthquake (subject to a $50 annual aggregate deductible). Our per occurrence property catastrophe treaties and workers’ compensation catastrophe treaty incepting January 1, 2020 did not exclude pandemic losses from coverage and did not require a pandemic to be designated as a catastrophe event by PCS for coverage. Accordingly, we would have the opportunity for recovery if COVID-19 related losses were to exceed the retentions and fall within the terms and conditions of the contracts, including that losses are sustained by the Company during a defined period of time, commonly referred to as an hours clause. Based on current estimates of ultimate incurred losses from the pandemic, we have not booked a recovery under our per occurrence property or workers’ compensation catastrophe treaties. Our aggregate property catastrophe program requires a PCS catastrophe designation for events in the U.S. and since the pandemic has not been designated a PCS event, COVID-19 losses would not be covered by the aggregate program. In addition to

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
catastrophe reinsurance, the Company has per risk and quota share reinsurance that would respond to certain COVID-19 related losses. The reinsurance market has shifted to require communicable disease exclusions and, as such, our per occurrence property catastrophe treaty and workers’ compensation catastrophe treaty incepting January 1, 2021 do not cover pandemic losses. The Company has reinsurance in place to cover individual group life losses in excess of $1 per person. With respect to civil unrest, losses relating to civil unrest that in
2020 was designated by the Property Claim Services office of Verisk as a catastrophe event will cede to our property catastrophe aggregate cover. Such losses are not expected to be covered by the property catastrophe occurrence treaties because the unrest occurred in non-contiguous areas though the Company has property per risk and property quota share reinsurance that would cover certain losses related to the civil unrest. For our property catastrophe treaty incepting January 1, 2021, losses from most cyber events are not covered.
Primary Catastrophe Treaty Reinsurance Coverages as of January 1, 2021

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty from 1/1/2021 to 12/31/2021 [1] [2]
Losses of $0 to $100	None	100% retained
Losses of $100 to $350 for earthquakes and named hurricanes and tropical storms [6]	None	100% retained
Losses of $100 to $350 from one event other than earthquakes and named hurricanes and tropical storms (subject to a $50 Annual Aggregate Deductible ("AAD")) [6]	70% of $250 in excess of $100	30% co-participation
Losses of $350 to $500 from one event (all perils)	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.1 billion from one event [3] (all perils)	90% of $600 in excess $500	10% co-participation
Aggregate Property Catastrophe Treaty for 1/1/2021 to 12/31/2021 [4]
$0 to $700 of aggregate losses	None	100% retained
$700 to $900 of aggregate losses	100%	None
Workers' Compensation Catastrophe Treaty for 1/1/2021 to 12/31/2021
Losses of $0 to $100 from one event	None	100% retained
Losses of $100 to $450 from one event [5]	80% of $350 in excess of $100	20% co-participation
[1] These treaties do not cover the assumed reinsurance business which purchases its own retrocessional coverage.
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting at June 1, 2020. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage estimated at approximately $55 of per event losses in excess of a $24 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
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
[6]Named hurricanes and tropical storms are defined as any storm or storm system declared to be a hurricane or tropical storm by the US National Hurricane Center, US Weather Prediction Center, or their successor organizations (being divisions of the US National Weather Service).
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
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $200. Under the program, in any one calendar year, the federal government will pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 80% . The Company's estimated deductible under the program is $1.6 billion for 2021. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two adverse development cover (“ADC”) reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) and the other covers substantially all reserve development of Navigators Insurance
Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”). For more information on the A&E ADC and the Navigators ADC, see Note 1, Basis of Presentation and Significant Accounting Policies, and Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
Reinsurance Recoverables
Property and Casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools. A portion of the total gross reinsurance recoverables balance relates to the Company’s participation in various mandatory (assigned) and involuntary risk pools and the value of annuity contracts held under structured settlement agreements.
Group Benefits and Corporate reinsurance recoverables represent reserves for future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
The table below shows the gross and net reinsurance recoverables reported in the Property and Casualty and Group Benefits reporting segments as well as Corporate.
To manage reinsurer credit risk, a reinsurance security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer.
In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration, and establishes limits tiered by reinsurer credit rating. Where its contracts permit, the Company secures future claim obligations with various forms of collateral or other credit enhancement, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. For further discussion on reinsurance recoverables, including details of recoverables by AM Best credit rating, see Note 9 – Reinsurance of Notes to Consolidated Financial Statements.
Annually, the Company completes evaluations of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations and Group Benefits reporting segments as well as recoverables in Corporate, and the allowance for uncollectible reinsurance reported in the Commercial Lines reporting segment. For a discussion regarding the results of these evaluations, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance and Group Benefit LTD Reserves, Net of Reinsurance.
Reinsurance Recoverables as of December 31

	Property and Casualty		Group Benefits		Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Paid loss and loss adjustment expenses	$269	$249	$6	$6	$—	$—	$275	$255
Unpaid loss and loss adjustment expenses	5,297	4,819	239	247	308	320	5,844	5,386
Gross reinsurance recoverables	5,566	5,068	245	253	308	320	6,119	5,641
Allowance for uncollectible reinsurance	(105)	(114)	(1)	—	(2)	—	(108)	(114)
Net reinsurance recoverables	$5,461	$4,954	$244	$253	$306	$320	$6,011	$5,527
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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Establishing policies and monitoring risk tolerances and exceptions;
•Conducting business risk assessments and implementing action plans where necessary;
•Validating existing crisis management protocols;
•Identifying and monitoring emerging risks; and
•Purchasing insurance coverage.
In response to COVID-19 the Company has implemented a number of mitigation strategies to address potential operational impacts, including:
•Activated our cross-functional Crisis Management Team ("CMT") comprising representatives from areas such as the Business Resiliency Office, IT, Corporate Health & Well-being, Employee Relations, Security, Facilities and Communications ;
•Enabled the vast majority of employees to work from home with no material impacts to operations; for employees in the office, various protocols have been implemented to promote employee health and safety including, but not limited to, the use of personal protective equipment, practicing social distancing and enhanced cleaning;
•Strengthened technology infrastructure and expanded policies for accessing the Company’s network remotely;
•Actively worked with sourcing partners to ensure they were implementing their business continuity plans; and
•Provided support to employees through our Corporate, Health & Well-being team composed of healthcare professionals to identify and isolate employees with potential COVID-19 exposure.
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
From a governance perspective, senior members of our Enterprise Risk Management, Information Protection and Internal Audit functions provided detailed, regular reports on cybersecurity matters in 2020 to the Board, including the Finance, Investment, and Risk Management Committee ("FIRMCo"), a committee consisting of all directors and the Audit Committee, which oversees controls for the Company's major risk exposures, and has principal responsibility for oversight of cybersecurity risk. The topics covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our cyber defenses.
Financial Risk
Financial risks include direct and indirect risks to the Company's financial objectives from events that impact financial market conditions and the value of financial assets. Some events may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's invested assets.
Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss on a U.S. GAAP, statutory, and economic basis. Exposures are actively monitored and managed, with risks mitigated where appropriate. The Company uses various risk management strategies, including limiting aggregation of risk, portfolio re-balancing and hedging with over-the-counter and exchange-traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives are utilized to achieve the following Company-approved objectives: hedging risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; managing liquidity; controlling transaction costs; and engaging in income generation covered call transactions and synthetic replication transactions. Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. The Company identifies different categories of financial risk, including liquidity, credit, interest rate, equity and foreign currency exchange.
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
Impact Inadequate capital resources and liquidity could negatively affect the Company’s overall financial strength and its ability to generate cash flows from its businesses, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management The Company has defined ongoing monitoring and reporting requirements to assess liquidity across the enterprise under both current and stressed market conditions. The Company measures and manages liquidity risk exposures and funding needs within prescribed limits across legal entities, taking into account legal, regulatory and operational limitations to the transferability of liquid assets among legal entities. The Company also monitors internal and external conditions, and identifies material risk changes and emerging risks that may impact operating cash flows or liquid assets. The liquidity requirements of The Hartford Financial Services Group, Inc. ("HFSG Holding Company") have been and will continue to be met by the HFSG Holding Company's fixed maturities, short-term investments and cash, and dividends from its subsidiaries, principally its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities as needed. The Company maintains multiple sources of contingent liquidity including a revolving credit facility, an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates, and access to collateralized advances from the Federal Home Loan Bank of Boston ("FHLBB") for certain affiliates. The Company's CFO has primary responsibility for liquidity risk.
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
The Company manages credit risk through the use of various surveillance, analyses and governance processes. The investment, derivatives and reinsurance areas have formal policies and procedures for counterparty approvals and authorizations, which establish criteria defining minimum levels of creditworthiness and financial stability for eligible counterparties. Potential investments are subject to underwriting reviews and private securities are also subject to management approval. Mitigation strategies vary across the three sources of credit risk, but may include:
•Investing in a portfolio of high-quality and diverse securities;
•Selling investments subject to credit risk;
•Hedging through use of credit default swaps;
•Clearing derivative transactions through central clearing houses that require daily variation margin;
•Entering into derivative and reinsurance contracts only with strong creditworthy institutions
•Requiring collateral; and
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
As of December 31, 2020, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Assets and Liabilities Subject to Credit Risk

Investments Essentially all of the Company's invested assets are subject to credit risk. In 2020, net credit losses on fixed maturities, AFS and the increase (decrease) in ACL on mortgage loans were $28 and $19 respectively. In 2019. credit related impairments were $3 and there were no mortgage loans that had a valuation allowance. (See the Investment Portfolio Risk section of Financial Risk Management under “Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments" and "ACL on Mortgage Loans”).

Reinsurance recoverables Reinsurance recoverables, net of an allowance for uncollectible reinsurance, were $6,011 and $5,527 as of December 31, 2020 and 2019 respectively. (See the Enterprise Risk Management section of the MD&A under “Reinsurance as a Risk Management Strategy.”)

Premiums receivable and agents' balances Premiums receivable and agents’ balances, net of an ACL, were $4,268 and $4,384, as of December 31, 2020 and 2019, respectively. For a discussion regarding collectibility of these balances, see Note 8 - Premiums Receivable and Agents' Balances of Notes to Consolidated Financial Statements.

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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds or negotiated thresholds, if applicable. In accordance with industry standards and the contractual requirements, collateral is typically settled on the same business day. For further discussion, see the Derivative Commitments section of Note 15 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield.
Credit Risk Reduced Through Credit Derivatives
The Company uses credit derivatives to purchase credit protection with respect to a single entity or referenced index. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2020 and 2019, the notional amount related to credit derivatives that purchase credit protection was $6 and $124, respectively, while the fair value was less than $(1) and $(3), respectively. These amounts do not include positions that are in offsetting relationships.
Credit Risk Assumed Through Credit Derivatives
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps primarily reference investment grade single corporate issuers and indexes. As of December 31, 2020 and 2019, the notional amount related to credit derivatives that assume credit risk was $675 and $500, respectively, while the fair value was $21 and $13, respectively. These amounts do not include positions that are in offsetting relationships.
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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
workers' compensation coverage, whereby the ultimate premium is adjusted based on actual losses incurred. Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements, and regular monitoring. For more information, see Note 8- Premiums Receivable and Agents' Balances of Notes to the Consolidated Financial Statements.
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
Sources of Interest Rate Risk The Company has exposure to interest rate risk arising from its fixed maturity investments, commercial mortgage loans we invest in as well as debt securities, preferred stock and similar securities issued by the Company and discount rate assumptions associated with the Company’s claim reserves and pension and other post retirement benefit obligations as well as from assets that support the Company's pension and other post-retirement benefit plans.
Impact Changes in interest rates from current levels can have both favorable and unfavorable effects for the Company.
For a discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.

Change in Interest Rates	Favorable Effects	Unfavorable Effects
Ý	Additional net investment income due to reinvesting at higher yields and higher yields on variable rate securities	Decrease in the fair value of the fixed income investment portfolio
Higher interest expense on variable rate debt obligations
Þ	Increase in the fair value of the fixed income investment portfolio	Lower net investment income due to reinvesting at lower yields and lower yields on variable rate securities
	Lower interest expense on variable rate debt obligations	Acceleration in paydowns and prepayments or calls of certain mortgage-backed and municipal securities
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
The Company utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or to hedge liabilities. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flows of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. As of December 31, 2020 and 2019, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $10.7 billion and $11.4 billion, respectively, and primarily relate to hedging invested assets. The fair value of these derivatives was $(69) and $(59) as of December 31, 2020 and 2019, respectively.

Assets and Liabilities Subject to Interest Rate Risk

Fixed income investments The fair value of fixed income investments, which include fixed maturities, commercial mortgage loans, and short-term investments, was $52.8 billion and $49.3 billion at December 31, 2020 and 2019, respectively. The weighted average duration of the portfolio, including derivative instruments, was approximately 4.9 years and 5.0 years as of December 31, 2020 and 2019, respectively. Changes in the fair value of fixed maturities due to changes in interest rates are reflected as a component of AOCI.

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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Group life and disability product liabilities The cash outflows associated with contracts issued by the Company's Group Benefits segment, primarily group life and short and long-term disability policy liabilities, are not interest rate sensitive but vary based on timing. Though the aggregate cash flow payment streams are relatively predictable, these products rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. As of December 31, 2020 and 2019, the Company had $8,653 and $8,667, respectively of reserves for group life and disability contracts. Changes in the value of the liabilities as a result of changes in interest rates will impact the fair value of these instruments but not the carrying value in the Company's Consolidated Balance Sheets.

Pension and other post-retirement benefit obligations The Company’s pension and other post-retirement benefit obligations are exposed to interest rate risk based upon the sensitivity of present value obligations to changes in liability discount rates as well as the sensitivity of the fair value of investments in the plan portfolios to changes in interest rates. The discount rate assumption is based upon an interest rate yield curve that reflects high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. The Company is exposed to the risk of having to make additional plan contributions if the plans’ investment returns, including from investments in fixed maturities, are lower than expected. (For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 19 - Employee Benefit Plans of Notes to Consolidated Financial Statements.) As of December 31, 2020 and 2019, the Company had $669 and $732, respectively, of unfunded liabilities for pension and post-retirement benefit obligations recorded within Other Liabilities in the accompanying Balance Sheets.

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
Interest Rate Sensitivity of Group Benefits Short and Long-term Disability Reserves and Invested Assets Supporting Them

	Change in Net Economic Value as of December 31,
	2020		2019 [1]
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$137	$(133)	$138	$(140)
[1] Prior year numbers have been updated to include the invested assets supporting the surplus associated with group benefits short and long-term disability reserves.
The carrying value of assets related to the businesses included in the table above was $12.1 billion and $12.0 billion, as of December 31, 2020 and 2019, respectively, and included fixed maturities, commercial mortgage loans and short-term investments. The assets are monitored and managed within set duration guidelines and are evaluated on a daily basis, as well as annually, using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets not Supporting Group Life and Disability Reserves
The following table provides an analysis showing the estimated before tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting group life and disability reserves which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2020 and 2019. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments.
Interest Rate Sensitivity of Invested Assets Not Supporting Group Benefits Short and Long-term Disability Reserves

	Change in Fair Value as of December 31,
	2020		2019 [1]
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$2,054	$(1,906)	$1,893	$(1,800)
[1] Prior year numbers have been updated to exclude the invested assets supporting the surplus associated with group benefits short and long-term disability reserves.
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $40.7 billion and $37.3 billion as of December 31, 2020 and 2019, respectively.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Long-term Debt
A 100 basis point parallel decrease in the yield curve would result in an increase in the fair value of long-term debt by $670 and $607 as of December 31, 2020 and 2019, respectively. A 100 basis point parallel increase in the yield curve would result in a decrease in the fair value of long-term debt by $551 and $499 as of December 31, 2020 and 2019, respectively. Changes in the value of long-term debt as a result of changes in interest rates will not impact the carrying value in the Company's Consolidated Balance Sheets.
Pension and Other Post-Retirement Plan Obligations
A 100 basis point parallel decrease in the yield curve would impact both the value of the underlying pension assets and the value of the liabilities, resulting in an increase in the unfunded liabilities for pension and other post-retirement plan obligations of $196 and $185 as of December 31, 2020 and 2019, respectively. A 100 basis point parallel increase in the yield curve would have the inverse effect and result in a decrease in the unfunded liabilities for pension and other post-retirement plan obligations of $148 and $138 as of December 31, 2020 and 2019, respectively. Gains or losses due to changes in interest rates on the pension and post-retirement plan obligations are recorded within AOCI and are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold.
Discontinuation of LIBOR In July 2017, the U.K. Financial Conduct Authority ("FCA") announced that by the end of 2021 it intends to stop persuading or compelling banks to report information used to set LIBOR, which could result in LIBOR no longer being published after 2021 or a determination by regulators that LIBOR is no longer representative of its underlying market. The Company continues to monitor the potential impacts of the discontinuation of LIBOR, which is used as a benchmark or reference rate for certain investments and derivatives the Company owns and floating rate debt the Company has issued. In December 2020, based on feedback from the banks that report information used to set LIBOR, Intercontinental Exchange ("ICE") Benchmark Administration released a consultation on the potential for banks to continue to publish U.S. dollar LIBOR rates until the end of June 2023. Subject to the results of the consultation, it is possible that some U.S. dollar LIBOR rates will continue to be available for a limited period beyond the end of 2021.
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
•Using our best estimate of expected future cash flows including prepayments and maturities, the book value of LIBOR referenced floating rate fixed maturities that the Company owns as of December 31, 2020 and that the Company expects to be outstanding at the end of 2021 is approximately $3.6 billion. The Company has performed a review of the LIBOR replacement language on these assets and believes that greater than 85% have language that supports a transition to a new standard benchmark rate. The
Company will continue to assess the remaining holdings and work with counterparties, as appropriate, to determine LIBOR replacement language or manage the assets in other ways, such as through asset sales.
•The notional amount of derivative instruments as of December 31, 2020 with a floating rate component that references LIBOR that the Company expects to be outstanding at the end of 2021, considering maturities, is $9.6 billion, with $9.4 billion being cleared through an exchange or clearinghouse. The Company anticipates that substantially all existing derivatives referencing LIBOR, whether or not cleared through an exchange or clearing house, will transition from LIBOR to SOFR or other market alternative rates in line with new market standards currently being developed and adopted.
•The Company has issued $1.1 billion of junior subordinated debentures that mature after 2021 with LIBOR referenced floating interest rates. The Company is assessing options to manage the risk associated with the transition away from LIBOR related to these outstanding securities.
The uncertainty regarding the continued use and reliability of LIBOR, including the timing of such transition, could reduce the value of some of our floating rate fixed maturity investments and increase the interest the Company pays on the junior subordinated debentures.
There is also a risk that certain derivatives may no longer qualify for hedge accounting if reference rates change on derivative contracts but the reference interest rate of the instruments being hedged do not change in a substantially similar manner, particularly for cash flow hedges of floating rate investments the Company owns and junior subordinated debentures the Company has issued. The loss of hedge accounting could result in the recognition of gains or losses on derivatives in the income statement rather than in accumulated other comprehensive income. The Company has adopted the FASB's temporary guidance which allows The Hartford to account for contract modifications made solely due to rate reform (such as replacing LIBOR with another reference rate) as continuations of existing contracts and to maintain hedge accounting when the hedging effectiveness between the financial instrument and its hedge is only affected by the change to a replacement rate. The guidance expires for contract modifications made and hedge relationships entered into or evaluated after December 31, 2022, after which, there is uncertainty whether certain outstanding derivative contracts will continue to qualify for hedge accounting either because the replacement rate of the financial instrument being hedged is not sufficiently matched to the reference rate of the derivative contract or because replacement rate language for the hedged instrument has not been determined.
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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
sold in 2018. For further information, see Note 22 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements.
Impact The investment portfolio is exposed to losses from market declines affecting equity securities and derivatives, which could negatively impact the Company's reported earnings. In addition, investments in limited partnerships and other alternative investments generally have a level of correlation to domestic equity market levels and can expose the Company to losses in earnings if valuations decline; however, earnings impacts are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay. For assets supporting pension and other post-retirement benefit plans, the Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. Hartford Funds earnings are also significantly influenced by the U.S. and other equity markets. Generally, declines in equity markets will reduce the value of average daily assets under management and the amount of fee income generated from those assets. Increases in equity markets will generally have the inverse impact.
For a discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
Management The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, and, at times, hedging of changes in equity indices. For assets supporting pension and other post-retirement benefit plans, the asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments and impose concentration limits and investment quality requirements on permissible investment options.

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
Declines in value are recognized as unrealized losses in AOCI. Increases in equity markets are recognized as unrealized gains in AOCI. Unrealized gains and losses in AOCI are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold. For further discussion of equity risk associated with the pension plans, see Note 19 - Employee Benefit Plans of Notes to Consolidated Financial Statements.

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
The selection of the 20% shock to the S&P 500 was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated below due to the nature of the estimates and assumptions used in the analysis. These calculations do not capture the impact of portfolio re-allocations.
Equity Sensitivity [1]

	As of December 31, 2020			As of December 31, 2019
		Shock to S&P 500			Shock to S&P 500
(Before tax)	Fair Value	+20%	-20%	Fair Value	+20%	-20%
Investment Portfolio	$3,520	$397	$(397)	$3,295	$440	$(407)
Assets supporting pension and other post-retirement benefit plans	$1,573	$240	$(240)	$1,372	$230	$(230)
[1]Table excludes the Company's investment in Hopmeadow Holdings LP which is reported in other assets on the Company's Consolidated Balance Sheets.
Hartford Funds assets under management
Hartford Funds earnings are significantly influenced by the U.S.
and other equity markets. If equity markets were to hypothetically decline 20% and remain depressed for one year,

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
the estimated before tax impact on reported earnings for that one year period is approximately $60 as of December 31, 2020. The selection of the 20% shock to the S&P 500 was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
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
Impact Changes in relative values between currencies can create variability in cash flows and realized or unrealized gains and losses on changes in the fair value of assets and liabilities. The impact on the fair value of fixed maturities, AFS due to changes in foreign currency exchange rates, in relation to functional currency, is reported in unrealized gains or losses as part of other comprehensive income. The realization of gains or losses resulting from investment sales or from changes in investments that record changes in fair value through the income statement due to changes in foreign currency exchange rates is reflected through net realized capital gains and losses.
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

Assets supporting pension plan Changes in relative values between currencies can positively or negatively impact unrealized gains and losses in AOCI. Unrealized gains and losses in AOCI are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold. As of December 31, 2020 and 2019, the Company had pension plan assets of $95 and $83, respectively, of non-U.S. dollar investments in multiple currencies. These amounts are excluded from the sensitivity analysis below.

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
Foreign Currency Sensitivity [1]

	GBP	CAD	10% Unfavorable Change
December 31, 2020
Net assets (liabilities)	$296	$189	$(44)

December 31, 2019
Net assets (liabilities)	$336	$173	$(46)
[1]Amount excludes currencies where the value of net assets in U.S. dollar equivalent is less than 1% of total net assets of the Company.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Risk on U.S. Statutory Capital
U.S. Statutory surplus amounts and RBC ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:
•A decrease in the value of certain fixed-income and equity securities in our investment portfolio, due in part to credit spreads widening or a decline in equity market levels, may result in a decrease in statutory surplus and RBC ratios.
•A decline in interest rates may reduce our net investment income, which may result in a decrease in statutory surplus and RBC ratios.
•Decreases in the value of certain derivative instruments that do not get hedge accounting, may reduce statutory surplus and RBC ratios.
•Non-market factors can also impact the amount and volatility of either our actual or potential obligation, as well as the related statutory surplus and RBC ratios.
Most of these factors are outside of the Company’s control. Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of a measure of GAAP capital held by the Company in determining the Company’s financial strength and credit ratings. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings.
Investment Portfolio Risk
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this section are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. Accrued interest receivable related to fixed maturities are recorded in other assets on the Consolidated Balance Sheets and are not included in the amortized cost or fair value of the fixed maturities. For further information refer to Note 6 - Investments.
Fixed Maturities, AFS by Credit Quality

	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$4,872	$5,214	11.6%	$5,478	$5,644	13.4%
AAA	6,482	6,848	15.2%	6,412	6,617	15.7%
AA	7,840	8,453	18.8%	7,746	8,146	19.3%
A	10,500	11,595	25.7%	10,144	10,843	25.7%
BBB	9,831	10,856	24.1%	8,963	9,530	22.6%
BB & below	2,036	2,069	4.6%	1,335	1,368	3.3%
Total fixed maturities, AFS	$41,561	$45,035	100.0%	$40,078	$42,148	100.0%
The fair value of fixed maturities, AFS increased as compared to December 31, 2019, primarily due to net additions of corporate securities and an increase in valuations as a result of a decline in interest rates.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Fixed Maturities, AFS by Type

	December 31, 2020						December 31, 2019
	Amortized Cost	ACL [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,396	$—	$35	$—	$1,431	3.2%	$1,350	$16	$(3)	$1,363	3.2%
Other	129	—	4	—	133	0.3%	111	2	—	113	0.3%
Collateralized loan obligations ("CLOs")	2,780	—	7	(7)	2,780	6.2%	2,186	5	(8)	2,183	5.2%
CMBS
Agency [2]	1,779	—	117	(6)	1,890	4.2%	1,878	43	(7)	1,914	4.5%
Bonds	2,160	—	159	(13)	2,306	5.1%	2,108	86	(4)	2,190	5.2%
Interest only	280	—	10	(2)	288	0.6%	224	12	(2)	234	0.6%
Corporate
Basic industry	727	—	69	(1)	795	1.8%	539	31	(1)	569	1.4%
Capital goods	1,488	—	148	(11)	1,625	3.6%	1,495	72	(9)	1,558	3.7%
Consumer cyclical	1,434	(1)	108	(1)	1,540	3.4%	991	57	(1)	1,047	2.5%
Consumer non-cyclical	2,878	—	314	(4)	3,188	7.1%	2,372	137	(3)	2,506	5.9%
Energy	1,474	(1)	147	(4)	1,616	3.6%	1,550	96	(3)	1,643	3.9%
Financial services	4,523	(21)	398	(4)	4,896	10.9%	3,977	192	(4)	4,165	9.9%
Tech./comm.	2,651	—	370	(3)	3,018	6.7%	2,360	208	—	2,568	6.1%
Transportation	747	—	85	(3)	829	1.8%	743	44	—	787	1.9%
Utilities	1,999	—	250	—	2,249	5.0%	2,019	132	(4)	2,147	5.1%
Other	480	—	37	—	517	1.1%	389	17	—	406	1.0%
Foreign govt./govt. agencies	842	—	77	—	919	2.0%	1,057	66	—	1,123	2.7%
Municipal bonds
Taxable	1,084	—	109	(1)	1,192	2.6%	815	45	(1)	859	2.0%
Tax-exempt	7,480	—	831	—	8,311	18.5%	7,948	692	(1)	8,639	20.5%
RMBS
Agency	1,829	—	92	(2)	1,919	4.3%	2,409	57	(1)	2,465	5.8%
Non-agency	1,755	—	41	(1)	1,795	4.0%	1,786	17	(2)	1,801	4.2%
Alt-A	27	—	2	—	29	0.1%	40	3	—	43	0.1%
Sub-prime	355	—	9	—	364	0.8%	540	20	—	560	1.3%
U.S. Treasuries	1,264	—	141	—	1,405	3.1%	1,191	75	(1)	1,265	3.0%
Total fixed maturities, AFS	$41,561	$(23)	$3,560	$(63)	$45,035	100.0%	$40,078	$2,125	$(55)	$42,148	100.0%
[1]Represents the ACL recorded following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
[2]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared with December 31, 2019, primarily due to net additions of corporate securities and an increase in valuations as a result of a decline in interest rates. The Company increased holdings in consumer cyclical and non-cyclical, financial services and technology/communication corporate bonds as well as in CLOs and taxable municipal bonds, while reducing holdings in tax-exempt municipal bonds, RMBS, and foreign government/government agencies.
Energy Exposure
Oil prices came under significant pressure during the first half of
2020, particularly during March and April, largely due to the unprecedented reduction in demand stemming from the global pandemic as well as a decision by Saudi Arabia to raise production despite declining demand. The uncertain outlook caused credit spreads to widen for corporate and sovereign issuers that participate in the exploration, production, transportation and refining of oil and gas. Subsequently, OPEC Plus' agreement to reduce production in combination with recovering demand from economic re-openings has contributed to a strong recovery in oil prices to average levels for the post 2014 cycle. With the stabilization of oil prices, credit spreads have recovered

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
meaningfully. Ultimately, the impact of price volatility in the Company’s energy sector investments will be determined by the durability of the recovery in energy prices and the ability of issuers to maintain liquidity, manage indebtedness, and navigate changing regulations and growing consolidation trends within the industry.
The Company's direct exposure within its investment portfolio to the energy sector totals approximately 3% of invested assets as of December 31, 2020 and is primarily comprised of investment grade corporate debt. These investments are diversified by issuer and different sub-sectors of the energy market, with the highest exposure to the midstream industry and the lowest to refining services. The following table summarizes the Company's exposure to the energy sector by security type and credit quality.

Exposure to Energy
	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate securities, AFS and Equity securities, at fair value
Investment grade	$1,170	$1,307	$1,425	$1,516
Below investment grade	304	309	125	127
Equity securities, at fair value	21	21	45	45
Total corporate, AFS and equity securities, at fair value	1,495	1,637	1,595	1,688
Foreign govt./govt agencies
Investment grade	189	214	232	254
Below investment grade	—	—	9	10
Total foreign govt./govt. agencies, AFS	189	214	241	264
Other	5	6	20	21
Total energy exposure	$1,689	$1,857	$1,856	$1,973
The Company manages the credit risk associated with the energy sector within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis. The Company considers alternate scenarios including oil prices remaining at low levels for an extended period and/or declining significantly below current levels. For additional details regarding the Company’s management of credit risks, see the Credit Risk Section of this MD&A. The Company has evaluated available-for-sale securities with exposure to energy for a potential ACL as of December 31, 2020 and concluded that for all but one of the securities in an unrealized loss position, it is more likely than not that the Company will recover the entire amortized cost basis of the securities. In addition, no other securities in the table above have been identified as intent-to-sell, nor is the Company required to sell. For additional details regarding the Company’s credit loss assessment process, see the Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments section below.
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Fixed Maturities, AFS by Type table.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Exposure to CMBS and RMBS as of December 31, 2020

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,771	$1,882	$8	$8	$—	$—	$—	$—	$—	$—	$1,779	$1,890
Bonds	1,009	1,101	541	582	423	430	170	179	17	14	2,160	2,306
Interest Only	177	183	90	93	8	7	4	4	1	1	280	288
Total CMBS	2,957	3,166	639	683	431	437	174	183	18	15	4,219	4,484
RMBS
Agency	1,807	1,894	22	25	—	—	—	—	—	—	1,829	1,919
Non-Agency	1,034	1,063	371	380	313	315	36	36	1	1	1,755	1,795
Alt-A	—	—	3	3	2	2	2	2	20	22	27	29
Sub-Prime	1	1	25	26	114	116	102	105	113	116	355	364
Total RMBS	2,842	2,958	421	434	429	433	140	143	134	139	3,966	4,107
Total CMBS & RMBS	$5,799	$6,124	$1,060	$1,117	$860	$870	$314	$326	$152	$154	$8,185	$8,591

Exposure to CMBS and RMBS as of December 31, 2019

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,878	$1,914	$—	$—	$—	$—	$—	$—	$—	$—	$1,878	$1,914
Bonds	1,013	1,055	561	576	416	438	118	121	—	—	2,108	2,190
Interest Only	150	158	67	70	—	—	5	5	2	1	224	234
Total CMBS	3,041	3,127	628	646	416	438	123	126	2	1	4,210	4,338
RMBS
Agency	2,386	2,441	23	24	—	—	—	—	—	—	2,409	2,465
Non-Agency	1,215	1,226	300	304	257	257	13	13	1	1	1,786	1,801
Alt-A	—	—	8	8	4	4	8	9	20	22	40	43
Sub-Prime	9	9	56	57	167	173	164	171	144	150	540	560
Total RMBS	3,610	3,676	387	393	428	434	185	193	165	173	4,775	4,869
Total CMBS & RMBS	$6,651	$6,803	$1,015	$1,039	$844	$872	$308	$319	$167	$174	$8,985	$9,207
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
As of December 31, 2020, mortgage loans had an amortized cost of $4.5 billion and carrying value of $4.5 billion, with an ACL of $38. As of December 31, 2019, mortgage loans had an amortized cost of $4.2 billion and carrying value of $4.2 billion with no valuation allowance. The increase in the allowance is attributable to both the recognition of an ACL in connection with the adoption of accounting guidance for credit losses on January 1, 2020 and the result of the COVID-19 pandemic and its impacts on the economic forecasts, as well as lower estimated property values and operating income as compared to the prior year. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
The Company funded $647 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 59% and a weighted average yield of 3.2% during the twelve months ended December 31, 2020. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality industrial and multi-family properties with strong LTV ratios. There were no

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
mortgage loans held for sale as of December 31, 2020 or December 31, 2019.
Municipal Bonds
The following table presents the Company’s exposure to
municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.
Available For Sale Investments in Municipal Bonds

	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,082	$1,232	AA+	$1,157	$1,268	AA
Pre-refunded [1]	889	940	AAA	936	985	AAA
Revenue
Transportation	1,441	1,636	A+	1,509	1,675	A+
Health Care	1,273	1,407	A+	1,360	1,454	A+
Leasing [2]	905	985	AA-	781	842	AA-
Education	732	824	AA	784	853	AA
Water & Sewer	644	694	AA	660	700	AA
Sales Tax	394	464	AA	456	517	AA
Power	401	450	A+	339	374	A
Housing	102	109	AA+	114	117	AA+
Other	701	762	A+	667	713	AA-
Total Revenue	6,593	7,331	AA-	6,670	7,245	AA-
Total Municipal	$8,564	$9,503	AA-	$8,763	$9,498	AA-
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
As of December 31, 2020, the largest issuer concentrations were the New York Dormitory Authority, the Commonwealth of Massachusetts, and the New York City Municipal Water Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2019, the largest issuer concentrations were the New York Dormitory Authority, the New York City Transitional Finance Authority, and the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 17% of the fair value of the Company's investment portfolio. While COVID-19 has had an impact on many municipal issuers, the average credit quality of the Company’s holdings is AA-, and the Company believes the issuers in which it invests have multiple levers to maintain the strength of their credit profile.
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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income

	Year Ended December 31,
	2020		2019		2018
	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$9	7.1%	$5	7.2%	$4	9.3%
Real estate funds	85	20.3%	70	17.0%	58	12.0%
Private equity funds	106	12.4%	126	16.6%	144	22.5%
Other alternative investments [1]	22	5.4%	31	8.2%	(1)	(0.2%)
Total	$222	12.3%	$232	14.4%	$205	13.2%
Investments in Limited Partnerships and Other Alternative Investments

	December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Hedge funds	$158	7.6%	$94	5.3%
Real estate funds	563	27.0%	407	23.2%
Private equity and other funds	944	45.4%	851	48.4%
Other alternative investments [1]	417	20.0%	406	23.1%
Total	$2,082	100.0%	$1,758	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in fixed income, private equity, and hedge funds.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $63 as of December 31, 2020, and have increased $8 from December 31, 2019, primarily due to wider credit spreads within higher yielding corporates and CMBS. As of December 31, 2020, $49 of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $14 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% were primarily related to one variable-rate coupon corporate issuer with a long-dated maturity date as well as commercial real estate securities that were purchased at tighter credit spreads.
As part of the Company’s ongoing investment monitoring process, the Company has reviewed its fixed maturities, AFS in an unrealized loss position and concluded that these fixed maturities are temporarily depressed and are expected to recover in value as the investments approach maturity or as market spreads tighten. For these fixed maturities in an unrealized loss position where an ACL has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the investment. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these investments. For further information regarding the Company’s ACL analysis, see the Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments section below.
Unrealized Loss Aging for Fixed Maturities, AFS

	December 31, 2020					December 31, 2019
Consecutive Months	Items	Amortized Cost	ACL [1]	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	102	$625	$—	$(3)	$622	347	$2,529	$(15)	$2,514
Greater than three to six months	46	367	—	(5)	362	114	712	(8)	704
Greater than six to nine months	8	6	—	(1)	5	50	190	(2)	188
Greater than nine to eleven months	186	1,275	(1)	(27)	1,247	15	24	(1)	23
Twelve months or more	205	994	—	(27)	967	345	1,440	(29)	1,411
Total	547	$3,267	$(1)	$(63)	$3,203	871	$4,895	$(55)	$4,840
[1]Represents the ACL recorded following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%

	December 31, 2020				December 31, 2019
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	2	$2	$(1)	$1	—	$—	$—	$—
Greater than three to six months	—	—	—	—	5	2	(1)	1
Greater than six to nine months	1	46	(10)	36	—	—	—	—
Greater than nine to eleven months	2	5	(1)	4	—	—	—	—
Twelve months or more	24	5	(2)	3	32	10	(4)	6
Total	29	$58	$(14)	$44	37	$12	$(5)	$7
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
For the year ended December 31, 2020
The Company recorded net credit losses on fixed maturities, AFS of $28. The losses were primarily attributable to corporate fixed maturities, mainly one private regional and commercial aircraft lessor and to a lesser extent, one tax-exempt municipal bond impacted by COVID-19. Unrealized losses on securities with ACL recognized in other comprehensive income were $1. For further information, refer to Note 6 - Investments of Notes to Consolidated Financial Statements.
Intent-to-sell impairments of $5 were primarily related to one corporate issuer in the energy sector and one issuer with exposure to India.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Future intent-to-sell impairments or credit losses may develop as the result of changes in our intent to sell specific securities that are in an unrealized loss position or if modeling assumptions, such as macroeconomic factors or security specific developments, change unfavorably from our current modeling assumptions, resulting in lower cash flow expectations. For a discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
For the year ended December 31, 2019
Impairments recognized in earnings were comprised of credit impairments of $3 primarily related to two corporate securities experiencing issuer-specific financial difficulties.
Non-credit impairments recognized in other comprehensive income were $3.
ACL on Mortgage Loans
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized capital gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. For further information, refer to Note 6 - Investments of Notes to Consolidated Financial Statements.
For the year-ended December 31, 2020, the Company recorded an increase in the ACL on mortgage loans of $19. The increase in the allowance was due to the effects of the COVID-19 pandemic and its impacts on the economic forecasts, as well as lower estimated property values and operating income as compared to the prior year. The Company did not record an ACL on any individual mortgage loans.
CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of December 31, 2020:
•$1.8 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HFSG Holding Company.
•A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023. As of December 31, 2020, there were no borrowings outstanding.
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of December 31, 2020, there were no borrowings outstanding.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2021 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity
•P&C - The Company's U.S. property and casualty insurance subsidiaries have dividend capacity of $1.7 billion for 2021, with $850 to $900 of net dividends expected in 2021.
•Group Benefits - HLA has dividend capacity of $295 in 2021 with $250 to $295 of dividends expected in 2021.
•Hartford Funds - HFSG Holding Company expects to receive $125 to $150 in dividends from Hartford Funds in 2021.

Expected liquidity requirements for the next twelve months as of December 31, 2020:
•$215 of interest on debt.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors.
•$500 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Equity repurchase program:
In December, 2020, the Company announced a $1.5 billion share repurchase authorization by the Board of Directors, which is effective from January 1, 2021 through December 31, 2022. The Company’s 2019 share repurchase program expired on December 31, 2020.

Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc. ("HFSG Holding Company")
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. will primarily be met by HFSG Holding Company’s fixed maturities; short-term investments and cash; and dividends, principally from its subsidiaries.
The Company maintains sufficient liquidity and has a variety of contingent liquidity resources to manage liquidity across a range of economic scenarios. To date, the impact of the pandemic and resulting economic downturn on net operating cash flows have been relatively modest. The amount of such impacts will ultimately depend on the length and severity of the pandemic and its effects on the economy. We continue to expect to successfully manage our liquidity throughout the pandemic.
In parts of the second and third quarters of 2020, the Company waived late payment fees for a period of time for business and personal insurance customers and temporarily suspended the policy cancellation process for policyholders of our Commercial Lines, Personal Lines and Group Benefits segments. Due to those actions and the economic effects of the pandemic, we experienced an increase in uncollectible premiums receivable and, accordingly, increased our current expected credit loss allowance on premiums receivable by $40 before tax for the year ended December 31, 2020.
The HFSG Holding Company expects to continue to receive dividends from its operating subsidiaries in the future and manages capital in its operating subsidiaries to be sufficient under significant economic stress scenarios . Dividends from subsidiaries and other sources of funds at the holding company may be used to repurchase shares under the authorized share repurchase program at the discretion of management.
Under significant economic stress scenarios that could arise due to the COVID-19 pandemic, the Company has the ability to meet short-term cash requirements, if needed, by borrowing under its revolving credit facility or by having its insurance subsidiaries take collateralized advances under a facility with the Federal Home Loan Bank of Boston (“FHLBB”). The Company could also choose to have its insurance subsidiaries sell certain highly liquid, high quality fixed maturities or the Company could issue debt in the public markets under its shelf registration. No borrowings or advances have occurred to date.
During the second quarter of 2020, fixed maturities, with a value of $63 as of December 31, 2020, were deposited by Hartford Fire Insurance Company into a Lloyd’s trust account to provide required capital to The Hartford’s Lloyd’s Syndicate. During the fourth quarter of 2020, additional fixed maturities, with a value of $112 as of December 31, 2020, were deposited by Hartford Fire Insurance Company into this trust account. This transaction provided required capital to The Hartford's Lloyd's syndicate, by which we reduced the amount of letters of credit under the Lloyd's Letter of Credit Facility supporting Lloyd's capital requirements. This was in accordance with the Lloyd's requirements reducing the maximum amount of letters of credit permitted to support Lloyd's capital requirements as of the end of 2020. As of December 31, 2020, a total of $175 of fixed maturities were held by Hartford Fire Insurance Company in this trust account.

In July 2020, the Company contributed €18 million to Navigators Holdings (Europe) N.V., a Belgium holding company.
In September 2020, the Company received a $30 dividend from its retained equity interest in the legal entity that acquired the life and annuity business sold in May 2018.
Through December 30, 2020, HFSG Holding Company received cash tax receipts of $533, including realization of net operating losses and refunds of prior period AMT credits.
Debt
On March 30, 2020, The Hartford repaid at maturity the $500 principal amount of its 5.5% senior notes.
For additional information on Debt, see Note 14 - Debt of Notes to Consolidated Financial Statements.
Equity
In December, 2020, the Company announced a $1.5 billion share repurchase authorization by the Board of Directors which is effective from January 1, 2021 through December 31, 2022.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the period from January 1, 2021 through February 18, 2021, the Company repurchased 1.1 million shares for $56. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, and other considerations.
Under the previous $1.0 billion share repurchase authorization that was effective through December 31, 2020, the Company repurchased 2.7 million and 3.4 million shares for $150 and $200 during the years ended 2020 and 2019, respectively. The Company’s 2019 share repurchase program expired on December 31, 2020.
For further information, see Note 16 - Equity of Notes to Consolidated Financial Statements.
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since October 1, 2020:
Common Stock Dividends

Declared	Record	Payable	Amount per share
October 21, 2020	December 1, 2020	January 5, 2021	$0.325
February 4, 2021	March 1, 2021	April 2, 2021	$0.35
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
October 21, 2020	February 1, 2021	February 16, 2021	$375.00
February 18, 2021	May 1, 2021	May 17, 2021	$375.00
There are no current restrictions on HFSG Holding Company's ability to pay dividends to its stockholders.
For a discussion of restrictions on dividends to HFSG Holding Company from its insurance subsidiaries, see the following "Dividends from Subsidiaries" discussion. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see Part I, Item 1A, — Risk Factors for the risk factor "Our ability to declare and pay dividends is subject to limitations."
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
Corporate members of Lloyd's Syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the Funds at Lloyd's ("FAL") capital requirement. The FAL is determined based on the syndicate’s solvency capital requirement under the Solvency II capital adequacy model, the current regulatory framework governing UK domiciled insurers, plus a Lloyd’s specific economic capital assessment.
Insurers domiciled in the United Kingdom may pay dividends to their parent out of their statutory profits subject to restrictions imposed under U.K. Company law and Solvency II. Belgium domiciled insurers may only pay dividends if, at the end of their previous fiscal year, the total amount of their assets, as reduced by its provisions and debts, are in excess of certain minimum capital thresholds calculated under Belgian law.
In 2020, HFSG Holding Company received $350 of dividends from HLA and $127 from Hartford Funds. In addition, HFSG Holding Company received $900 of net dividends from P&C subsidiaries in 2020 which excludes $50 of P&C dividends that were subsequently contributed to a run-off P&C subsidiary and $78 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
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

Table of Contents	Index to MD&A
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
For further information regarding Shelf Registrations, see Note 14 - Debt of Notes to Consolidated Financial Statements.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through March 29, 2023. As of December 31, 2020, no borrowings were outstanding, no letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Commercial Paper
On December 17, 2020, the Board of Directors terminated the HFSG Holding Company's commercial paper program, under which the maximum borrowings available were $750. The Company maintains sufficient liquidity and continues to have a variety of other contingent liquidity resources to meet its short-term liquidity requirements.
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
As of December 31, 2020, there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of December 31, 2020, there were no advances outstanding. The Connecticut Department of Insurance permits Hartford Fire and HLA to pledge up to $1.2 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2021. For further information regarding the Company's collateralized advances with Federal Home Loan Bank of Boston, see Note 14 - Debt of Notes to Consolidated Financial Statements.
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford had two letter of credit facility agreements: the Club Facility and the Bilateral Facility, which were used to provide a portion of the capital requirements at Lloyd's. As of September 30, 2020, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million, or $78, were outstanding under the Club Facility and £18 million, or $23, was outstanding under the $25 Bilateral Facility. These agreements terminated on November 5, 2020.
On November 5, 2020, The Hartford entered into a new committed credit facility agreement with a syndicate of lenders (the “Club Facility”). The Club Facility has two tranches with one tranche extending a $104 commitment and the other tranche extending a £85 million ($116 as of December 31, 2020) commitment. In addition, on November 5, 2020, The Hartford entered into a new non-committed $25 credit facility with a lender (the “Bilateral Facility”). The term of both of these facilities is two years. The purpose of these facilities is to issue letters of credit to provide Funds at Lloyd’s to support underwriting capacity provided by the Navigators Corporate Underwriters Limited to the Lloyd’s Syndicate for the 2021 and 2022 underwriting years of account (and prior open years). As of December 31, 2020, letters of credit with an aggregate face amount of $104 and £85 million, or $116, were outstanding under the Club Facility and no letters of credit were outstanding under the Bilateral Facility.
Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding The Hartford’s consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds at Lloyd’s, consistent with Lloyd’s requirements. As of December 31, 2020, The Hartford was in compliance with all financial covenants of both facilities.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, minimum contributions are mandated in certain circumstances pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations. The Company made contributions to the U. S. qualified defined benefit pension plan of approximately $70, $70 and $101 in 2020, 2019 and 2018, respectively. No contributions were made to the other postretirement plans in 2020, 2019 and 2018. The Company’s 2020, 2019 and 2018 required minimum funding contributions were immaterial. The Company does not have a 2021 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2021. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2021 to make this determination.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. For further information, refer to Note 15 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
As of December 31, 2020, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
Insurance Operations
While subject to variability period to period, underwriting and investment cash flows continue to provide sufficient liquidity to meet anticipated demands over the next twelve months. For information about the impact of COVID-19 on the Company's cash flows see Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A.
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
Property & Casualty

As of
December 31, 2020
Fixed maturities	$34,173
Short-term investments	1,086
Cash	120
Less: Derivative collateral	77
Total	$35,302

Group Benefits Operations

As of
December 31, 2020
Fixed maturities	$10,521
Short-term investments	254
Cash	13
Less: Derivative collateral	42
Total	$10,746

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans as disclosed in Note 15 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Aggregate Contractual Obligations as of December 31, 2020

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Property and casualty obligations [1]	$29,989	$7,157	$7,865	$3,901	$11,066
Group life and disability obligations [2]	10,407	1,403	3,457	1,514	4,033
Operating lease obligations [3]	243	47	81	52	63
Long-term debt obligations [4]	9,371	215	427	427	8,302
Purchase obligations [5]	2,814	2,233	444	127	10
Other liabilities reflected on the balance sheet [6]	45	45	—	—	—
Total	$52,869	$11,100	$12,274	$6,021	$23,474
[1]The following points are significant to understanding the cash flows estimated for obligations (gross of reinsurance) under property and casualty contracts:
•Reserves for Property & Casualty unpaid losses and loss adjustment expenses include IBNR and case reserves. While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future.
•In estimating the timing of future payments by year, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments could vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims. In addition, the table does not include future cash flows related to the receipt of premiums that may be used, in part, to fund loss payments.
•Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2020, the total property and casualty reserves in the above table are gross of a reserve discount of $367.
•Amounts shown do not consider $5.7 billion of reinsurance and other recoverables the Company expects to collect related to property and casualty obligations.
[2] Estimated group life and disability obligations are based on assumptions comparable with the Company’s historical experience, modified for recent observed trends. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As of December 31, 2020, the total group life and disability obligations in the above table are gross of a reserve discount of $1.4 billion.
[3]Includes undiscounted lease payments on operating lease agreements, including leases that have not yet commenced. See Note 21 - Leases of Notes to Consolidated Financial Statements for additional discussion on lease commitments.
[4] Long-term debt obligations include payments of contractual principal and interest through final maturity. Contractual interest payments are based on stated rates for fixed rate notes and based on prevailing rates at December 31, 2020 for the period of time the Company’s junior subordinated debentures have floating rates. Interest payments do not consider the impact of future rate movements. Payments exclude amounts associated with an interest rate swap of the Company’s $500 junior subordinated debenture. See Note 14 - Debt of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.
[5]Includes $1.1 billion in commitments to purchase investments including approximately $804 of limited partnership and other alternative investments, $79 of private debt and equity securities, and $236 of mortgage loans. Of the $1.1 billion in commitments to purchase investments, $149 are related to mortgage loan commitments which the Company can cancel unconditionally. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. In addition, $904 relates to commitments to purchase investments which are reflected on the Company’s Consolidated Balance Sheets. The remaining balance relates to contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology in the normal course of business, as well as unfunded tax credit investments. Purchase obligations exclude contracts that are cancellable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.
[6]Includes cash collateral of $30 which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.
Capitalization

Capital Structure
	December 31, 2020	December 31, 2019	Change
Short-term debt (includes current maturities of long-term debt)	$—	$500	(100%)
Long-term debt	4,352	4,348	—%
Total debt	4,352	4,848	(10%)
Common stockholders' equity, excluding AOCI, net of tax	17,052	15,884	7%
Preferred stock	334	334	—%
AOCI, net of tax	1,170	52	NM
Total stockholders’ equity	$18,556	$16,270	14%
Total capitalization	$22,908	$21,118	8%
Debt to stockholders’ equity	23%	30%
Debt to capitalization	19%	23%
Total capitalization increased $1,790, or 8%, as of December 31, 2020 compared to December 31, 2019 primarily due to an increase in AOCI and net income in excess of stockholder dividends, partially offset by a paydown of debt.
For additional information on AOCI, net of tax, including

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
unrealized capital gains from securities, see Note 18 - Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 6 - Investments of Notes to Consolidated
Financial Statements. For additional information on debt, see Note 14 - Debt of Notes to Consolidated Financial Statements.
Cash Flow [1][2]

	2020	2019	2018
Net cash provided by operating activities	$3,871	$3,489	$2,843
Net cash used for investing activities	$(2,066)	$(2,148)	$(1,962)
Net cash used for financing activities	$(1,778)	$(1,191)	$(1,467)
Cash and restricted cash— end of year	$239	$262	$121
[1]Cash activities in 2018 include cash flows from Discontinued Operations; see Note 22 - Business Dispositions and Discontinued Operations of Notes to Consolidated Financial Statements for information on cash flows from Discontinued Operations.
[2]Cash activities in 2020 include cash flows related to Continental Europe Operations classified as held for sale beginning in the third quarter of 2020. See Note 2 - Business Acquisition and Disposition of Notes to Consolidated Financial Statements for discussion of this transaction.
Year ended December 31, 2020 compared to the year ended December 31, 2019
Net cash provided by operating activities increased as compared to the prior year period primarily driven by the inclusion of Navigators Group for the full year in 2020, subrogation benefit distributions collected of $227 arising from the PG&E settlement agreement, a decrease in claims paid for Group Benefits and P&C excluding Navigators, lower operating expenses paid and the deferral of paying payroll taxes as a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, partially offset by lower P&C premiums received excluding Navigators and a lower refund of AMT credits.
Cash used for investing activities decreased primarily due to the acquisition of Navigators Group for $1.9 billion in 2019, an increase in net proceeds from equity securities, and a decrease in net payments from mortgage loans, partially offset by a change from net proceeds to net payments from short-term investments, and an increase in net purchases of partnerships and fixed maturities.
Cash used for financing activities increased primarily due to a decrease in proceeds from issuing debt and a larger net decrease in securities loaned or sold under agreements to repurchase, partially offset by a decrease in repayments of debt.
Operating cash flows for the year ended December 31, 2020 have been adequate to meet liquidity requirements.
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
On June 19, 2020, A.M. Best raised its financial strength rating on Hartford Life and Accident Insurance Company ("HLA") to A+ from A. The upgrade is reflective of the support provided by The Hartford, as well as the group benefits business' growing contribution to consolidated revenue and earnings and the overall diversification it provides.
Insurance Financial Strength Ratings as of February 18, 2021

	A.M. Best	Standard & Poor's	Moody's
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A2
Navigators Insurance Company	A+	A	Not Rated
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
These ratings are not a recommendation to buy, sell or hold any of The Hartford’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization. Each agency’s rating should be evaluated independently of any other agency’s rating. The system and the number of rating categories can vary across rating agencies.
Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of a measure of GAAP capital held by the Company in determining the Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. See Part I, Item 1A. Risk Factors — “Downgrades in our financial strength or credit ratings may make our products less attractive, increase our cost of capital and inhibit our ability to refinance our debt.”

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S. statutory capital at January 1, 2020	$10,208	$2,644	$12,852
Statutory income	1,598	310	1,908
Contributions from (dividends to) parent [3]	(898)	(350)	(1,248)
Other items	(113)	(3)	(116)
Net change to U.S. statutory capital	587	(43)	544
U.S. statutory capital at December 31, 2020	$10,795	$2,601	$13,396
[1]The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by HHI to Hartford Fire Insurance Company.
[2]Excludes insurance operations in the U.K. and Continental Europe.
[3]P&C insurance subsidiaries dividends to Parent of $898 includes $900 of net dividends from P&C subsidiaries, offset by $2 related to the interest on the HHI note.
Stat to GAAP Differences
Significant differences between U.S. GAAP stockholders’ equity and aggregate statutory capital prepared in accordance with U.S. STAT include the following:
•U.S. STAT excludes equity of non-insurance and foreign insurance subsidiaries not held by U.S. insurance subsidiaries.
•Costs incurred by the Company to acquire insurance policies are deferred under U.S. GAAP while those costs are expensed immediately under U.S. STAT.
•Temporary differences between the book and tax basis of an asset or liability which are recorded as deferred tax assets are evaluated for recoverability under U.S. GAAP while these amounts are then subject to further admissibility tests under U.S. STAT.
•The assumptions used in the determination of Group Benefits reserves (i.e. for Group Benefits contracts) are prescribed under U.S. STAT, while the assumptions used under U.S. GAAP are generally the Company’s best estimates.
•The difference between the amortized cost and fair value of fixed maturity and other investments, net of tax, is recorded as an increase or decrease to the carrying value of the related asset and to equity under U.S. GAAP, while, under U.S. STAT, most investments are carried at amortized cost with only certain securities carried at fair value, such as equity securities and certain lower rated bonds required by the NAIC to be recorded at the lower of amortized cost or fair value.
•U.S. STAT for life insurance companies like HLA establishes a formula reserve for realized and unrealized losses due to default and equity risks associated with certain invested assets (the Asset Valuation Reserve), while U.S. GAAP does not. Also, for those realized gains and losses caused by changes in interest rates, U.S. STAT for life insurance companies defers and amortizes the gains and losses, caused by changes in interest rates, into income over the original life to maturity of the asset sold (the Interest Maintenance Reserve) while U.S. GAAP does not.
•Goodwill arising from the acquisition of a business is tested for recoverability on an annual basis (or more frequently, as necessary) for U.S. GAAP, while under U.S. STAT goodwill is amortized over a period not to exceed 10 years and the amount of goodwill admitted as an asset is limited.
•The deferred gain on retroactive reinsurance for losses ceded to the Navigators and A&E ADC agreements is recognized within a special category of surplus under U.S. STAT but is recognized within other liabilities under U.S. GAAP.
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
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which the Company operates generally establish minimum solvency requirements for insurance companies. All of the Company's international insurance subsidiaries expect to maintain capital levels in excess of the minimum levels required by the applicable regulatory authorities.
Sensitivity
In any particular period, statutory capital amounts and RBC ratios may increase or decrease depending upon a variety of factors. The amount of change in the statutory capital or RBC ratios can vary based on individual factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. For further discussion on these factors, see

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MD&A - Enterprise Risk Management, Financial Risk on Statutory Capital.
Statutory capital at the insurance subsidiaries has been maintained at capital levels commensurate with the Company's desired RBC ratios and ratings from rating agencies. The amount of statutory capital can increase or decrease depending on a number of factors affecting insurance results including, among other factors, the level of catastrophe claims incurred, the amount of reserve development, the effect of changes in interest rates on investment income and the discounting of loss reserves, and the effect of realized gains and losses on investments.
Contingencies
Legal Proceedings
For a discussion regarding contingencies related to The Hartford’s legal proceedings, see the information contained under “Litigation” and “Run-off Asbestos and Environmental Claims,” in Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements and Part I, Item 3 Legal Proceedings, which are incorporated herein by reference.
Legislative and Regulatory Developments
COVID-19 Global Pandemic
State and federal retroactive business interruption coverage and other insurance regulatory relief initiatives - State and federal lawmakers are continuing to consider legislation and regulation in response to COVID-19. There have been proposals to impose retroactive coverage of COVID-19 claims under existing business interruption coverage provisions. If such proposals were enacted, they could represent a material exposure for the Company. Further, some states have adopted, or are considering incorporating, a presumption that if certain workers become infected with COVID-19, such infection would constitute an occupational disease triggering workers’ compensation coverage. In addition, state insurance regulators, including California, New Jersey and New York, have encouraged (and in some cases required) insurers to offer immediate relief to policyholders including refunding and offering discounts for drivers, incorporating flexible payment solutions for families, individuals, and businesses, providing additional time to make payments, waiving insurance premium late fees, pausing cancellation of coverage for personal and commercial policies due to non-payment and policy expiration, and suspending personal automobile exclusions for restaurant employees who are transitioning to meal delivery services using their personal automobile policy as coverage. The Hartford has offered consumer financial relief including a 15 percent refund on policyholders’ April and May 2020 personal automobile insurance premiums, waived late payments fees for a period of time for business and personal insurance customers and temporarily suspended policy cancellations for policyholders of our Commercial Lines, Personal Lines and Group Benefits segments. As the COVID-19 global pandemic continues, regulators may require us to or we may elect to provide additional consumer and/or business financial relief. The duration and scope of such regulatory/Company actions are uncertain, and the impacts of such actions could adversely affect the Company’s insurance business.
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
Federal emergency leave legislation - On March 18, 2020, the Families First Coronavirus Response Act ("FFCRA") was signed into law by the President, and was effective from April 1, 2020 to December 31, 2020. This legislation included a number of funding provisions and worker protections including mandated emergency paid sick leave and paid family and medical leave programs. For private employers with fewer than 500 employees, and most public employers, new programs were put in place to guarantee individuals 10 days of paid sick leave, and up to 10 weeks of paid family and medical leave to deal directly with COVID-19. Eligible employers have access to a tax credit to reimburse for costs related to the emergency leave programs. On December 27, 2020, the Consolidated Appropriations Act of 2021 was signed into law and included a bipartisan COVID-19 relief bill. Although the mandatory paid leave provisions from the FFCRA expired on December 31, 2020, the new law extends FFCRA tax credits through March 31, 2021, for covered employers that voluntarily continue to offer paid leave under the FFCRA framework. The Hartford is providing support for the administration of the family and medical leave component of the FFCRA for our Group Benefits customers. Congress also approved a $2 trillion Coronavirus Aid, Relief and Economic Security ("CARES") Act. The bill, signed into law on March 27, 2020, focused on providing financial support for small businesses, individuals, emergency workers, airlines and other industries of national security. The CARES Act included several technical corrections to the emergency leave programs and created advance refunding credits, which allow the U.S. Treasury to develop regulations or guidance to permit advancement of the tax credit for both the emergency paid sick leave and paid family and medical leave. While any further Congressional action could trigger a significant increase in claims volume and compliance requirements for Group Benefits, the timing of additional legislation is unclear at this time.
Federal tax legislation - In response to the COVID-19 Global Pandemic, Congress, various states and other global jurisdictions have passed various pieces of legislation which contain various changes to the tax laws in order to aid impacted businesses and individuals, as well as provide economic stimulus. The Company deferred the employer’s portion of the Social Security tax on wages from March 27, 2020 to year-end 2020. Such deferred amounts would be due and payable over a two-year period, 50% by December 31, 2021 and 50% by December 31, 2022. Refer to Note 13 of Notes to Consolidated Financial Statements for information about the impact of these new tax laws on the Company. The U.S. Treasury and IRS continue to develop guidance implementing these new tax law provisions, and Congress may consider additional technical corrections to these laws. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.

Table of Contents	Index to MD&A
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
Tax Reform At the end of 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted. The TCJA made significant reforms to the U.S. tax code. The major areas of interest to the Company included the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. The U.S. Treasury and IRS continue to develop guidance implementing TCJA, and Congress may consider additional technical corrections to the law. In addition, President Biden has indicated he will propose to increase the corporate tax rate to as high as 28% and revisit other aspects of TCJA. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to TCJA, see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I.
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 15 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.

ACRONYMS

A&E Asbestos and Environmental	HHI Hartford Holdings, Inc.
ABS Asset Backed Securities	HIMCO Hartford Investment Management Company
ACL Allowance for Credit Losses	IBNR Incurred But Not Reported
ADC Adverse Development Cover	IT Information Technology
AFS Available-For-Sale	LCL Liability for Credit Losses
ALAE Allocated Loss Adjustment Expenses	LIBOR London Inter-Bank Offered Rate
AMT Alternative Minimum Tax	LTD Long-Term Disability
AOCI Accumulated Other Comprehensive Income	LTV Loan-to-Value
AUM Assets Under Management	MD&A Management's Discussion and Analysis
CAY Current Accident Year	NAIC National Association of Insurance Commissioners
CLO Collateralized Loan Obligation	NIC Navigators Insurance Company
CMBS Commercial Mortgage-Backed Securities	NICO National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CMT Crisis Management Team	NM Not Meaningful
DAC Deferred Policy Acquisition Costs	NOLs Net Operating Loss Carryforwards or Carrybacks
DLR Disabled Life Reserve	NSIC Navigators Specialty Insurance Company
DSCR Debt Service Coverage Ratio	OCI Other Comprehensive Income
ERCC Enterprise Risk and Capital Committee	OTC Over-the-Counter
ESPP The Hartford Employee Stock Purchase Plan	P&C Property and Casualty
ETF Exchange-Traded Funds	PG&E PG&E Corporation and Pacific Gas and Electric Company
ETP Exchange-Traded Products	PYD Prior Year Development
FAL Funds at Lloyd's	RBC Risk-Based Capital
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FHLBB Federal Home Loan Bank of Boston	ROE Return on Equity
GAAP Generally Accepted Accounting Principles	SCR Solvency Capital Requirement
GB Group Benefits	SOFR Secured Overnight Funding Rate
HFSG The Hartford Financial Services Group, Inc.	ULAE Unallocated Loss Adjustment Expenses

Part II - Item 9A. Controls and Procedures

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2020.
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2020 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2020.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most employees of the Company and of our vendors have had to work from home during the COVID-19 pandemic though we will continue to assess the impact on the design and operating effectiveness of our internal controls.
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

Part II - Item 9A. Controls and Procedures

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 19, 2021

Part III - Item 10. Directors, Executive Officers and Corporate Governance of The Hartford

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2021 annual meeting of stockholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters”, and “Director Nominees" and is incorporated herein by reference.
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
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company as of February 10, 2021:

Name	Age	Position with The Hartford and Business Experience For the Past Five Years
Jonathan R. Bennett	56	Executive Vice President and Head of Group Benefits (August 2019 - Present); Chief Financial Officer and Head of Strategy for Property and Casualty and Group Benefits (October, 2012-August 2019)
William A. Bloom	57	Executive Vice President of Operations and Technology (August 2014 - present); President of Global Client Services, EXL (July 2010-July 2014)
Kathleen M. Bromage	63	Chief Marketing and Communications Officer (June 2015-present)
Beth A. Costello	53	Executive Vice President and Chief Financial Officer (July 2014-present)
Douglas G. Elliot	60	President (July 2014-present)
Scott R. Lewis	58	Senior Vice President and Controller (May 2013-present)
Robert W. Paiano	59	Executive Vice President and Chief Risk Officer (June 2017-Present); Senior Vice President & Treasurer (July 2010-May 2017)
David C. Robinson	55	Executive Vice President and General Counsel (June 2015-present)
Lori A. Rodden	50
Executive Vice President Chief Human Resources Officer (October 2019-present); Senior Vice President and Lead Human Resources Business Partner for Property & Casualty, Group Benefits, Claims and Actuarial (April 2016 to October 2019) and Vice President and Lead Human Resources for Middle Market, Large Commercial, Sales & Distribution and underwriting (November 2014 to April 2016)

Amy M. Stepnowski	52
Executive Vice President Chief Investment Officer (August 2020-Present); President of Hartford Investment Management Company (August 2020-Present); Managing Director and Head of Public Credit Research Hartford Investment Management Company (September 2008-August 2020)

Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain of the information called for by Item 12 will be set forth in the Proxy Statement under the caption “Information on Stock Ownership” and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan"), the 2020 Stock Incentive Plan (the "2020 Stock Plan") (collectively the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”).
On May 20, 2020, the stockholders of the Company approved the 2020 Stock Plan, which superseded the earlier plans. Pursuant to the provisions of the 2020 Stock Plan, no additional shares may be issued from the 2014 Stock Plan. To the extent that any awards under the 2005 Stock Plan, the 2010 Stock Plan and the 2014 Stock Plan are forfeited, terminated, surrendered, exchanged, expire unexercised or are settled in cash in lieu of stock (including to effect tax withholding) or for the issuance of a lesser number of shares than the number of shares subject to the award, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2020 Stock Plan and such shares shall be added to the total number of shares available under the 2020 Stock Plan. For a description of the 2020 Stock Plan and the ESPP, see Note 20 - Stock Compensation Plans of Notes to Consolidated Financial Statements.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	11,348,877	$45.54	15,478,958
Equity compensation plans not approved by stockholders	—	—	—
Total	11,348,877	$45.54	15,478,958
[1]The amount shown in this column includes 6,693,188 outstanding options awarded under the 2005 Stock Plan, the 2010 Stock Plan, the 2014 Stock Plan and the 2020 Stock Plan. The amount shown in this column includes 3,866,452 outstanding restricted stock units and 789,237 outstanding performance shares at 100% of target (which excludes 276,434 shares that vested on December 27, 2020, related to the 2018-2020 performance period) as of December 31, 2020 under the 2014 Stock Plan and the 2020 Stock Plan. The maximum number of performance shares that could be awarded is 1,578,474 (200% of target) if the Company achieved the highest performance level. Under the 2014 and 2020 Stock Plans, no more than 500,000 shares in the aggregate can be earned by an individual employee with respect to restricted stock unit and performance share awards made in a single calendar year. As a result, the number of shares ultimately distributed to an employee with respect to awards made in the same year will be reduced, if necessary, so that the number does not exceed this limit.
[2]The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.
[3]Of these shares, 3,743,847 remain available for purchase under the ESPP as of December 31, 2020. 11,735,111 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2020 Stock Plan as of December 31, 2020.

Part IV. Item 15. Exhibits, Financial Statement Schedules

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     Documents filed as a part of this report:

(1)Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

(2)Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement and Schedules elsewhere herein.

(3)Exhibits. See Exhibit Index elsewhere herein.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Table of Contents	Index to Consolidated Financial Statements and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
For property and casualty and group life and disability insurance products, the Company establishes reserves for unpaid losses and loss adjustment expenses to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and claims that have been incurred but not reported and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors.
Given the subjectivity of estimating the ultimate cost to settle the liabilities for reported and unreported claims due to uncertainties caused by various factors including frequency and severity of claims as well as changes in the legislative and regulatory environment, performing audit procedures to evaluate whether unpaid losses and loss adjustment expenses were appropriately recorded as of December 31, 2020, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the unpaid losses and loss adjustment expenses included the following, among others:
•We tested the effectiveness of controls related to the unpaid losses and loss adjustment expenses, including controls over inputs, methods, and assumptions used in the Company's estimation processes.
•We tested the underlying data that served as the basis for the Company’s analysis, including historical claims.

Table of Contents	Index to Consolidated Financial Statements and Schedules
•With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by the Company to estimate the unpaid losses and loss adjustment expenses by:
•Comparing the Company’s prior year assumptions of expected development of ultimate loss to actual losses incurred during the current year to identify potential management bias in the determination of the unpaid losses and loss adjustment expenses.
•Assessing the reasonableness of the Company’s analysis, and for selected reserving lines, developing independent estimates of the unpaid losses and loss adjustment expenses and comparing such estimates to the Company’s estimates.
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
•We tested the effectiveness of controls over the valuation of investments in fixed maturities classified as available-for-sale, including controls over inputs, methods, and assumptions used in the Company’s estimation processes.
•On a sample basis, we tested the accuracy and completeness of the investments owned as of December 31, 2020, and the relevant security attributes used in the determination of their fair values.
•With the assistance of our fair value specialists, for a sample of investments, we tested the mathematical accuracy of the fair value calculation and developed independent estimates of the fair value and compared our estimates to the Company’s estimates. In addition to developing independent estimates, we obtained an understanding of the models and inputs used by the Company and assessed those models and inputs for reasonableness. Such assessment included comparing inputs to external sources or developing independent inputs.

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 19, 2021
We have served as the Company’s auditor since 2002.

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(in millions, except for per share data)	2020	2019	2018
Revenues
Earned premiums	$17,288	$16,923	$15,869
Fee income	1,277	1,301	1,313
Net investment income	1,846	1,951	1,780
Net realized capital gains (losses)	(14)	395	(112)
Other revenues	126	170	105
Total revenues	20,523	20,740	18,955
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	11,805	11,472	11,165
Amortization of deferred policy acquisition costs ("DAC")	1,706	1,622	1,384
Insurance operating costs and other expenses	4,480	4,580	4,281
Loss on extinguishment of debt	—	90	6
Loss on reinsurance transaction	—	91	—
Interest expense	236	259	298
Amortization of other intangible assets	72	66	68
Restructuring and other costs	104	—	—
Total benefits, losses and expenses	18,403	18,180	17,202
Income from continuing operations before income taxes	2,120	2,560	1,753
Income tax expense	383	475	268
Income from continuing operations, net of tax	1,737	2,085	1,485
Income from discontinued operations, net of tax	—	—	322
Net income	$1,737	$2,085	$1,807
Preferred stock dividends	21	21	6
Net income available to common stockholders	$1,716	$2,064	$1,801

Income from continuing operations, net of tax, available to common stockholders per common share
Basic	$4.79	$5.72	$4.13
Diluted	$4.76	$5.66	$4.06
Net income available to common stockholders per common share
Basic	$4.79	$5.72	$5.03
Diluted	$4.76	$5.66	$4.95
See Notes to Consolidated Financial Statements.

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in millions)	2020	2019	2018
Net income	$1,737	$2,085	$1,807
Other comprehensive income (loss):
Change in net unrealized gain on fixed maturities	1,150	1,660	(2,180)
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	1
Change in other-than-temporary impairment ("OTTI") losses recognized in other comprehensive income ("OCI")		1	(1)
Change in net gain on cash flow hedging instruments	3	14	(25)
Change in foreign currency translation adjustments	9	4	(8)
Change in pension and other postretirement plan adjustments	(45)	(48)	(23)
OCI, net of tax	1,118	1,631	(2,237)
Comprehensive income (loss)	$2,855	$3,716	$(430)
See Notes to Consolidated Financial Statements.

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(in millions, except for share and per share data)	2020	2019
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $41,561 and $40,078, and ACL of $23 and $—)	$45,035	$42,148
Equity securities, at fair value	1,438	1,657
Mortgage loans (net of ACL of $38 and $—)	4,493	4,215
Limited partnerships and other alternative investments	2,082	1,758
Other investments	201	331
Short-term investments	3,283	2,921
Total investments	56,532	53,030
Cash	151	185
Restricted Cash	88	77
Premiums receivable and agents' balances (net of ACL of $152 and $145)	4,268	4,384
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $108 and $114)	6,011	5,527
Deferred policy acquisition costs	789	785
Deferred income taxes, net	46	299
Goodwill	1,911	1,913
Property and equipment, net	1,122	1,181
Other intangible assets, net	950	1,070
Other assets	2,066	2,366
Assets held for sale	177	—
Total assets	$74,111	$70,817
Liabilities
Unpaid losses and loss adjustment expenses	$37,855	$36,517
Reserve for future policy benefits	638	635
Other policyholder funds and benefits payable	701	755
Unearned premiums	6,629	6,635
Short-term debt	—	500
Long-term debt	4,352	4,348
Other liabilities	5,222	5,157
Liabilities held for sale	158	—
Total liabilities	55,555	54,547
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at December 31, 2020 and December 31, 2019, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 384,923,222 shares issued at December 31, 2020 and December 31, 2019	4	4
Additional paid-in capital	4,322	4,312
Retained earnings	13,918	12,685
Treasury stock, at cost — 26,434,682 and 25,352,977 shares	(1,192)	(1,117)
Accumulated other comprehensive income, net of tax	1,170	52
Total stockholders' equity	18,556	16,270
Total liabilities and stockholders’ equity	$74,111	$70,817
See Notes to Consolidated Financial Statements.

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(in millions, except for share and per share data)	2020	2019	2018
Preferred Stock
Preferred Stock, beginning of period	$334	$334	$—
Issuance of preferred stock	—	—	334
Preferred Stock, end of period	334	334	334
Common Stock	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,312	4,378	4,379
Issuance of shares under incentive and stock compensation plans	(96)	(100)	(110)
Stock-based compensation plans expense	106	114	123
Issuance of shares for warrant exercise	—	(80)	(14)
Additional Paid-in Capital, end of period	4,322	4,312	4,378
Retained Earnings
Retained Earnings, beginning of period	12,685	11,055	9,642
Cumulative effect of accounting changes, net of tax	(18)	—	5
Adjusted balance beginning of period	12,667	11,055	9,647
Net income	1,737	2,085	1,807
Dividends declared on preferred stock	(21)	(21)	(6)
Dividends declared on common stock	(465)	(434)	(393)
Retained Earnings, end of period	13,918	12,685	11,055
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,117)	(1,091)	(1,194)
Treasury stock acquired	(150)	(200)	—
Issuance of shares under incentive and stock compensation plans	112	135	132
Net shares acquired related to employee incentive and stock compensation plans	(37)	(41)	(43)
Issuance of shares for warrant exercise	—	80	14
Treasury Stock, at cost, end of period	(1,192)	(1,117)	(1,091)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	52	(1,579)	663
Cumulative effect of accounting changes, net of tax	—	—	(5)
Adjusted balance beginning of period	52	(1,579)	658
Total other comprehensive income (loss)	1,118	1,631	(2,237)
Accumulated Other Comprehensive Income, net of tax, end of period	1,170	52	(1,579)
Total Stockholders’ Equity	$18,556	$16,270	$13,101

Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	13,800	13,800	—
Issuance of preferred shares	—	—	13,800
Preferred Shares Outstanding, end of period	13,800	13,800	13,800
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	359,570	359,151	356,835
Treasury stock acquired	(2,661)	(3,412)	—
Issuance of shares under incentive and stock compensation plans	2,298	2,906	2,856
Return of shares under incentive and stock compensation plans to treasury stock	(718)	(796)	(849)
Issuance of shares for warrant exercise	—	1,721	309
Common Shares Outstanding, end of period	358,489	359,570	359,151
Cash dividends declared per common share	$1.30	$1.20	$1.10
Cash dividends declared per preferred share	$1,500.00	$1,500.00	$412.50
See Notes to Consolidated Financial Statements.

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in millions)	2020	2019	2018
Operating Activities
Net income	$1,737	$2,085	$1,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net realized capital losses (gains)	(34)	(395)	165
Amortization of deferred policy acquisition costs	1,706	1,622	1,442
Additions to deferred policy acquisition costs	(1,666)	(1,635)	(1,404)
Depreciation and amortization	562	451	467
Loss on extinguishment of debt	—	90	6
Loss (gain) on sale of business	48	—	(202)
Other operating activities, net	85	76	408
Change in assets and liabilities:
Increase in reinsurance recoverables	(540)	(81)	(323)
Net change in accrued and deferred income taxes	459	886	(103)
Increase in insurance liabilities	1,426	768	493
Net change in other assets and other liabilities	88	(378)	87
Net cash provided by operating activities	3,871	3,489	2,843
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	19,534	18,499	24,700
Equity securities at fair value	1,485	1,553	1,230
Mortgage loans	948	771	483
Partnerships	167	238	433
Payments for the purchase of:
Fixed maturities, available-for-sale	(21,112)	(19,881)	(23,173)
Equity securities at fair value	(962)	(1,316)	(1,500)
Mortgage loans	(1,264)	(1,275)	(983)
Partnerships	(491)	(303)	(481)
Net proceeds from (payments for) derivatives	112	32	(224)
Net additions to property and equipment	(114)	(105)	(122)
Net proceeds from (payments for) from short-term investments	(368)	1,491	(3,460)
Other investing activities, net	(1)	49	20
Proceeds from businesses sold, net of cash transferred	—	—	1,115
Amounts paid for business acquired, net of cash acquired	—	(1,901)	—
Net cash used for investing activities	(2,066)	(2,148)	(1,962)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	60	123	1,814
Withdrawals and other deductions from investment and universal life-type contracts	(102)	(124)	(9,210)
Net transfers from separate accounts related to investment and universal life-type contracts	—	—	6,949
Repayments at maturity or settlement of consumer notes	—	—	(2)
Net decrease in securities loaned or sold under agreements to repurchase	(587)	(323)	(621)
Repayment of debt	(500)	(1,583)	(826)
Proceeds from the issuance of debt	—	1,376	490
Preferred stock issued, net of issuance costs	—	—	334
Net return of shares under incentive and stock compensation plans	(21)	(6)	(16)
Treasury stock acquired	(150)	(200)	—
Dividends paid on preferred stock	(21)	(21)	—
Dividends paid on common stock	(457)	(433)	(379)
Net cash used for financing activities	(1,778)	(1,191)	(1,467)
Foreign exchange rate effect on cash	8	(9)	(10)
Net increase (decrease) in cash and restricted cash, including cash classified within assets held for sale	35	141	(596)
Less: Net increase (decrease) in cash classified as assets held for sale	58	—	(537)
Net increase (decrease) in cash and restricted cash	(23)	141	(59)
Cash and restricted cash — beginning of period	262	121	180
Cash and restricted cash — end of period	$239	$262	$121
Supplemental Disclosure of Cash Flow Information
Income tax received	$71	$396	$9
Interest paid	$232	$261	$292
See Notes to Consolidated Financial Statements.

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group life and disability products and mutual funds and exchange-traded products to individual and business customers in the United States as well as in the United Kingdom, continental Europe and other international locations (collectively, “The Hartford”, the “Company”, “we” or “our”).
On September 30, 2020, the Company entered into a definitive agreement to sell all of the issued and outstanding equity of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. (“BDM”) and Assurances Contintales Contintale Verzekeringen N.V. (“ASCO”), (collectively referred to as "Continental Europe Operations"). For further discussion of this transaction, see Note 22 - Business Dispositions and Discontinued Operations.
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
For further discussion of these transactions, see Note 2 - Business Acquisitions and Note 22 - Business Dispositions and Discontinued Operations.
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
The most significant estimates include those used in determining property and casualty and group long-term disability insurance product reserves, net of reinsurance; evaluation of goodwill for impairment; valuation of investments and derivative instruments; and contingencies relating to corporate litigation and regulatory matters.
The novel strain of coronavirus, specifically identified as the Coronavirus Disease 2019 (“COVID-19”), has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect a global pandemic of this scale may have. As a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition will depend on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective. Our estimates, judgments and assumptions related to COVID-19 could ultimately differ over time.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
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
Qualitative information about the nature, timing of recognition and cash flows for the Company’s revenues subject to the updated guidance is disclosed below under Significant Accounting Policies-Revenue Recognition and quantitative information is disclosed in Note 4 - Segment Information.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill
On January 1, 2020, the Company adopted the FASB's updated guidance on testing goodwill for impairment with no effect at adoption. The updated guidance requires impairment of goodwill if the carrying value of the reporting unit is greater than the estimated fair value, with the amount of the impairment not to exceed the carrying value of the reporting unit’s goodwill. Goodwill is reviewed for impairment at least annually and more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. Under the updated guidance, changes in market-based factors are more likely to result in a goodwill impairment than under the prior accounting guidance, whether a reporting unit's fair value is estimated using an income approach or a market approach. For example, changes in the weighted average cost of capital that is used to discount expected cash flows under the income approach or changes in market-based factors such as peer company price to earnings multiples or price to book multiples under a market approach can significantly affect changes to the estimated fair value of each reporting unit and such changes could result in impairments that have a material effect on our results of operations and financial condition.
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
Credit losses on fixed maturities, AFS carried at fair value continue to be measured based on the present value of expected future cash flows compared to amortized cost; however, the losses are now recognized through an ACL and no longer as an adjustment to the amortized cost. Recoveries of credit losses on fixed maturities, AFS are now recognized as reversals of the ACL and no longer accreted as investment income through an adjustment to the investment yield. The ACL on fixed maturities, AFS cannot cause the net carrying value to be below fair value and, therefore, it is possible that future increases in fair value due to decreases in market interest rates could cause the reversal of the ACL and increase net income. The new guidance also requires purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase.
The Company adopted the guidance effective January 1, 2020, through a cumulative-effect adjustment that decreased retained earnings by $18, representing a net increase to the ACL and LCL, after tax. No ACL was recognized at adoption for fixed maturities, AFS; rather, these investments are evaluated for an ACL prospectively. The Company does not have any purchased financial assets with a more than insignificant amount of credit deterioration since original issuance.
Impact of Adoption on Consolidated Balance Sheet

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
Reference Rate Reform
On March 12, 2020, the Company adopted the FASB’s temporary guidance, which allows The Hartford to account for contract modifications made solely due to rate reform (such as replacing LIBOR with another reference rate) as continuations of existing contracts and to maintain hedge accounting when the hedging effectiveness between a financial instrument and its hedge is only affected by the change to a replacement rate. As a result, The Hartford will not recognize gains and losses during the transition period of LIBOR to an alternative reference rate that would otherwise have arisen from accounting assessments and remeasurements. The guidance expires for contract modifications made and hedge relationships entered into or evaluated after December 31, 2022. The Company is not required to measure the

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

effect of adoption on its financial position, cash flows or net income because the guidance provides relief from accounting for the effects of the change to a replacement rate.
Mortgage Loan Modification
In 2020, The Hartford adopted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) Section 4013, which allows financial institutions the option to suspend the requirement to disclose and account for loan modifications as troubled debt restructurings for loan modifications related to the COVID-19 pandemic occurring between March 1, 2020 and the earlier of 60 days after the end of the national emergency or January 1, 2022. The Company’s adoption of Section 4013 of the CARES Act had no impact on our results of operations, financial position or cash flows because The Hartford has not granted significant concessions to borrowers on its mortgage loans that would have been disclosed and accounted for as troubled debt restructurings.
Future Adoption of New Accounting Standards
Reserve for Future Policy Benefits
The FASB issued new guidance on accounting for long-duration insurance contracts. The Company’s long-duration insurance contracts include paid-up life insurance and whole-life insurance policies resulting from conversion from group life policies and run-off structured settlement and terminal funding agreement liabilities with total future policy benefit reserves of $638 as of December 31, 2020. Under existing guidance, a reserve for future policy benefits is calculated as the present value of future benefits and related expenses less the present value of any future premiums using assumptions “locked in” at the time the policies were issued, including discount rate, lapse rate, mortality, and expense assumptions. Under existing guidance, assumptions are only updated if there is an expected premium deficiency. The new guidance will require that underlying cash flow assumptions (such as for lapse rate, mortality and expenses) be reviewed and updated at least annually in the same quarter each year. The new guidance also requires that the discount rate assumption be updated each quarter and be based on an upper-medium grade (low-credit-risk) fixed-income investment yield. The change in the reserve estimate as a result of updating cash flow assumptions will be recognized in net income. The change in the reserve estimate as a result of updating the discount rate assumption will be recognized in other comprehensive income. Because reserves will be based on updated assumptions and no longer locked in at contract inception, there will no longer be a test for premium deficiency. The new guidance will be effective January 1, 2023, and will be applied to balances in place as of the earliest period presented. Early adoption is permitted. The Company has not yet determined the method or timing for adoption or estimated the effect on the Company’s financial statements.
Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Revenue Recognition
Premium Revenue from Direct Insurance and Assumed Reinsurance
Property and casualty premiums are earned on a pro rata basis over the policy period and include accruals for policies that have been written by agents but not yet reported to us, as well as ultimate premium revenue anticipated under auditable and retrospectively rated policies. We estimate the amount of premium not yet reported based on current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force, or period of risk.
Group life, disability and accident premiums are generally due from policyholders and recognized as revenue on a pro rata basis over the period of the contracts.
An estimated ACL is recorded on the basis of periodic evaluations of balances due from insureds and considering historical credit loss information, adjusted for current economic conditions and effective January 1, 2020, reasonable and supportable forecasts when appropriate . The Company records total credit loss expenses related to premiums receivable in insurance operating costs and other expenses. Write-offs of premiums receivable and agents' balances and any related ACL are recorded in the period in which the balance is deemed uncollectible. Refer to Note 8 - Premiums Receivable and Agents' Balances for further discussion regarding the allowance for doubtful accounts included in premiums receivable and agents’ balances.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Net written premiums for participating property and casualty insurance policies represented 7%, 9% and 10% of total net written premiums for the years ended December 31, 2020, 2019 and 2018, respectively. Participating dividends to property and casualty policyholders were $29, $30 and $23 for the years ended December 31, 2020, 2019 and 2018, respectively.
There were no additional amounts of income allocated to participating policyholders.
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, redeemable preferred stock and commercial paper. Most of these investments are classified as AFS and are carried at fair value. The after tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of AOCI. Effective January 1, 2018, equity securities are measured at fair value with any changes in valuation reported in net income. For further information, see Financial Instruments - Recognition and Measurement discussion above. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of an ACL. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and are primarily accounted for under the equity method with the
Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay. Accordingly, income for the years ended December 31, 2020, 2019, and 2018 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships. Other investments primarily consist of investments of consolidated investment funds for which the Company has provided seed money and reports the underlying investments at fair value with changes in the fair value recognized in income consistent with accounting requirements for investment companies. Also included in other investments are derivative instruments which are carried at fair value, overseas deposits which are measured at fair value using the net asset value as a practical expedient and equity fund investments.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in equity securities and derivatives contracts that do not qualify, or are not designated, as a hedge for accounting purposes. Prior to January 1, 2020, impairments of fixed maturities and changes in mortgage loan valuation allowances were recognized as net realized capital losses as discussed in Note 6 -Investments. Effective January 1, 2020, the Company records net credit losses on fixed maturities, AFS and changes in the ACL on mortgage loans as a component of net realized capital gains and losses. For further information, see Financial Instruments - Credit Losses discussion above.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on the estimated timing of cash flows. Most premiums and discounts on fixed maturities are amortized to the maturity date. Premiums on callable bonds may be amortized to call dates based on call prices. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future prepayments using the retrospective method. For certain other asset-backed securities, including securities that previously had an ACL and interest only securities, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings. Prior to January 1, 2020, for impaired fixed maturities, the Company accreted the new amortized cost to the estimated future cash flows over the expected remaining life of the investment by prospectively adjusting the effective yield, if necessary. Effective January 1, 2020, the Company no longer records credit losses as adjustments to the amortized cost of the fixed maturity but rather records an ACL. Future changes in the ACL resulting from improvements in expected future cash flows are not recorded as adjustments to yield through net investment income but are recorded through net realized capital gains (losses). For fixed maturities with an ACL, net investment income is recognized at the original effective rate and accretion of the

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACL is recognized through net realized capital gains (losses). For further information, see Financial Instruments - Credit Losses discussion above. The Company’s non-income producing investments were not material for the years ended December 31, 2020, 2019 and 2018.
Derivative Instruments
Overview
The Company utilizes a variety of over-the-counter ("OTC") derivatives, derivatives cleared through central clearing houses ("OTC-cleared") and exchange traded derivative instruments as part of its overall risk management strategy as well as to engage in income generation covered call transactions and replication transactions. The types of instruments may include swaps, caps, floors, forwards, futures and options to achieve the following Company-approved objectives:
•to hedge risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rates or volatility;
•to manage liquidity;
•to control transaction costs;
•to enter into income generation covered call transactions and synthetic replication transactions.
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
The Company clears certain interest rate swap and credit default swap derivative transactions through central clearing houses. OTC-cleared derivatives require initial collateral at the inception of the trade in the form of cash or highly liquid securities, such as U.S. Treasuries and government agency investments. Central clearing houses also require additional cash as variation margin based on daily market value movements. For information on collateral, see the Derivative Collateral Arrangements section in Note 7 - Derivatives. In addition, OTC-cleared transactions include price alignment amounts either received or paid on the variation margin, which are reflected in realized capital gains and losses or, if characterized as interest, in net investment income.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

management purposes are reported in current period earnings as net realized capital gains and losses.
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flows of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values, cash flows or net investment in foreign operations of hedged items. Hedge effectiveness is assessed primarily using quantitative methods as well as using qualitative methods. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Qualitative methods may include comparison of critical terms of the derivative to the hedged item.
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
Credit Risk of Derivative Instruments
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company generally requires that OTC derivative contracts, other than certain forward contracts, be governed by International Swaps and Derivatives Association agreements which are structured by legal entity and by counterparty, and permit right of offset. Some agreements require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives is greater than zero, subject to minimum transfer thresholds, if applicable. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. OTC-cleared derivatives are governed by clearing house rules. Transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin and act as an independent valuation source. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reported in benefits, losses and loss adjustment expenses in the Company's Consolidated Statements of Operations.
The Company periodically evaluates the recoverability of its reinsurance recoverable assets and establishes an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an ACL and an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. The Company records credit losses related to reinsurance recoverables in benefits losses and loss adjustment expenses. Write-offs of reinsurance recoverables and any related ACL are recorded in the period in which the balance is deemed uncollectible. Expected recoveries are included in the estimate of the ACL.
Retroactive reinsurance agreements, including adverse development covers, are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events. For these agreements, the consideration paid in excess of the estimated ultimate losses recoverable under the agreement at inception is recognized as a loss on reinsurance transaction. The benefit of subsequent adverse development ceded up to the total consideration paid is recognized as ceded losses and loss adjustment expenses. The excess of the estimated amounts ultimately recoverable under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the period the ceded losses are recovered in cash from the reinsurer. The amount of the deferred gain liability is recalculated each period based on cumulative recoveries not yet collected relative to the latest estimate of ultimate losses recoverable. Ceded loss reserves under retroactive agreements were $1.1 billion and $747, and the deferred gain liability reported in other liabilities was $328 and $16, as of December 31, 2020 and 2019, respectively. In any given period, the change in deferred gain included in net income includes amortization of the deferred gain based on the percentage of ultimate ceded losses collected plus any change in the deferred gain liability due to changes in the estimated ultimate losses recoverable. The effect on income from change in the deferred gain was a charge to earnings of $312 and $16 for the years ended December 31, 2020 and 2019, respectively. There was no deferred gain in 2018.
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
Goodwill
Goodwill represents the excess of the cost to acquire a business over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. Prior to January 1, 2020, the goodwill impairment test followed a two-step process. In the first step, the fair value of a reporting unit was compared to its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated consist of Commercial Lines, Personal Lines, Group Benefits, and Hartford Funds. If the carrying value of a reporting unit exceeded its fair value, the second step of the impairment test was performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeded the implied goodwill value, an impairment loss was recognized in an amount equal to that excess. Effective January 1, 2020, the goodwill impairment test is based on the first step only and, as such, goodwill is impaired up to the amount that the carrying value of the reporting unit exceeds the fair value. For further information, see Adoption of New Accounting Standards - Goodwill discussion above.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Property and Equipment
Property and equipment, which includes capitalized software, is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is recognized principally on the straight-line method. Accumulated depreciation was $2.1 billion and $1.9 billion as of December 31, 2020 and 2019, respectively. Depreciation expense was $313, $283, and $232 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
For further information about how unpaid losses and loss adjustment expenses are established, see Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 2 - Business Acquisitions
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. BUSINESS ACQUISITIONS
Navigators Group
On May 23, 2019, The Hartford acquired 100% of the outstanding shares of Navigators Group for $70 a share, or $2.121 billion, comprised of cash of $2.098 billion and a liability for cash awards to replace share-based awards of $23. The acquisition of the specialty underwriter expands product offerings and geographic reach, and adds underwriting and industry talent to strengthen the Company’s value proposition to agents and customers. At acquisition, the Company recorded provisional estimates of the fair value of the assets acquired and liabilities assumed. In the second quarter of 2020, The Hartford finalized its provisional estimates and recorded additional assets of $9 and liabilities of $7 with a net reduction in goodwill of $2. The measurement period adjustments, determined as if the accounting had been completed as of the acquisition date, had no effect on the Consolidated Statements of Operations for the twelve months ended December 31, 2020. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, the measurement period adjustments recorded, and the final purchase price allocation.

Fair Value of Assets Acquired and Liabilities Assumed at the Acquisition Date

	Preliminary Values as of May 23, 2019 (as previously reported)	Measurement Period Adjustments	Adjusted Values as of May 23, 2019
Assets
Cash and invested assets	$3,848	$3	$3,851
Premiums receivable	492	6	498
Reinsurance recoverables	1,100	(3)	1,097
Prepaid reinsurance premiums	238	—	238
Other intangible assets	580	—	580
Property and equipment	83	—	83
Other assets	99	3	102
Total Assets Acquired	6,440	9	6,449
Liabilities
Unpaid losses and loss adjustment expenses	2,823	—	2,823
Unearned premiums	1,219	—	1,219
Long-term debt	284	—	284
Deferred income taxes, net	48	(1)	47
Other liabilities	568	8	576
Total Liabilities Assumed	4,942	7	4,949
Net identifiable assets acquired	1,498	2	1,500
Goodwill [1]	623	(2)	621
Net Assets Acquired	$2,121	$—	$2,121
[1] Non-deductible for income tax purposes.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 2 - Business Acquisitions
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible Assets Recorded in Connection with the Acquisition

Asset	Amount	Weighted Average Expected Life
Value of in-force contracts - Property and Casualty ("P&C")	$180	1
Distribution relationships	302	15
Trade name	17	10
Total finite life intangibles	499	10
Capacity of Lloyd's Syndicate	66
Licenses	15
Total indefinite life intangibles	81
Total other intangible assets	$580
The value of in-force contracts represents the estimated profits relating to the unexpired contracts in force net of related prepaid reinsurance at the acquisition date through expiry of the contracts. The value of distribution relationships was estimated using net cash flows expected to come from the renewals of in-force contracts and new business sold through existing distribution partners less costs to service the related policies. The value of the trade name was estimated using an assumed cost of a market-based royalty fee applied to net cash flows expected to come from business marketed as Navigators, a brand of The Hartford. Lloyd's of London is an insurance market-place operating worldwide ("Lloyd's"). Lloyd's does not underwrite risks. Corporate members accept underwriting risks through the syndicates that they form. The Company accepts risks as the sole corporate member of Lloyd's Syndicate. The value of the capacity of Lloyd’s Syndicate was estimated using net cash flows attributable to Navigators Group's right to underwrite business up to an approved level of premium in the Lloyd’s market. The values for in-force contracts, the distribution relationships, trade name and the capacity of the Lloyd's Syndicate were estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of expected new business, premium retention rates, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital. The value of licenses to write insurance in over 50 U.S. jurisdictions was estimated based on recent transactions for shell companies.
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
Debt assumed in the transaction was valued based on the principal and interest payments discounted at the current market yield. This debt was paid off in August 2019. For further discussion of this transaction, see Note 14 - Debt.
The $621 of goodwill recognized is largely attributable to the acquired employee workforce and underwriting talent, leverageable operating platform, improved investment yield and economies of scale. Goodwill is allocated to the Company's Commercial Lines reporting segment.
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
On 2018 and prior accident year reserves subject to the Navigators ADC, the Company recognized a total of $84 of adverse development in 2019, including the $68 of reserve development recorded upon acquisition of the business. The $84 of prior accident year reserve development was net of a $91 net reinsurance benefit recognized under the Navigators ADC. While the Company has ceded $209 of losses to the ADC through December 31, 2020, which has been recognized as a reinsurance recoverable, $118 of the ceded losses has been recognized as a deferred gain within other liabilities since the Navigators ADC has been accounted for as retroactive reinsurance and cumulative losses ceded of $209 exceed the ceded premium paid of $91. As the Company has ceded $209 of the $300 available limit, there is $91 of remaining limit available as of December 31, 2020.
Since the acquisition date of May 23, 2019, the revenues and net losses of the business acquired have been included in the Company's Consolidated Statements of Operations in the Commercial Lines reporting segment with revenues of $1.0 billion and net losses of $167 during the period from the acquisition date to December 31, 2019, including the $91 before tax ($72 net of tax) of premium paid for the Navigators ADC, a charge of $97 before tax ($77 net of tax) for the increase in acquired reserves following the acquisition, a charge of $16 before tax ($13 net of tax) for the deferred gain on retroactive reinsurance and net investment income of $67 before tax ($54 net of tax). During 2020, the Company increased reserves subject to the Navigators

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 2 - Business Acquisitions
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ADC by an additional $102 before tax ($81 net of tax) which was recognized as an increase to deferred gain within incurred losses. See Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses, for additional information.
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

Pro Forma Results for the Year Ended December 31

	Revenue	Earnings
2019 Supplemental (unaudited) combined pro forma	$21,416	$2,080
2018 Supplemental (unaudited) combined pro forma	$20,398	$1,828

3. EARNINGS (LOSS) PER COMMON SHARE
Computation of Basic and Diluted Earnings per Common Share

	For the years ended December 31,
(In millions, except for per share data)	2020	2019	2018
Earnings
Income from continuing operations, net of tax	$1,737	$2,085	$1,485
Less: Preferred stock dividends	21	21	6
Income from continuing operations, net of tax, available to common stockholders	1,716	2,064	1,479
Income from discontinued operations, net of tax, available to common stockholders	—	—	322
Net income available to common stockholders	$1,716	$2,064	$1,801
Shares
Weighted average common shares outstanding, basic	358.3	360.9	358.4
Dilutive effect of warrants [1]	—	0.5	1.9
Dilutive effect of stock-based awards under compensation plans	2.3	3.5	3.8
Weighted average common shares outstanding and dilutive potential common shares [2]	360.6	364.9	364.1
Earnings per common share
Basic
Income from continuing operations, net of tax, available to common stockholders	$4.79	$5.72	$4.13
Income from discontinued operations, net of tax, available to common stockholders	—	—	0.90
Net income available to common stockholders	$4.79	$5.72	$5.03
Diluted
Income from continuing operations, net of tax, available to common stockholders	$4.76	$5.66	$4.06
Income from discontinued operations, net of tax, available to common stockholders	—	—	0.89
Net income available to common stockholders	$4.76	$5.66	$4.95
[1]On June 26, 2019 the Capital Purchase Program warrants issued in 2009 expired.
[2]For additional information, see Note 16 - Equity and Note 20 - Stock Compensation Plans.
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
Under the treasury stock method, for warrants and stock-based awards, shares are assumed to be issued and then reduced for the number of shares repurchasable with theoretical proceeds at the average market price for the period. Contingently issuable shares are included for the number of shares issuable assuming the end of the reporting period was the end of the contingency period, if dilutive.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 4 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. SEGMENT INFORMATION
The Company conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.
Over 95% of the Company’s revenues are generated in the United States (“U.S.”). The remaining revenues are generated in Europe and other international locations.
We report our results of operations consistent with the manner in which our chief operating decision maker ("CODM") reviews the business to assess performance, make operating decisions and allocate resources. The Company’s reporting segments, as well as the Corporate category, are as follows:
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
Personal Lines
Personal Lines provides standard automobile, homeowners and personal umbrella coverages to individuals across the U.S., including a special program designed exclusively for members of AARP. This agreement provides an important competitive advantage given the size of the 50 plus population and the strength of the AARP brand. During the second quarter of 2020, the Company extended this agreement through December 31, 2032.
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
Corporate
The Company includes in the Corporate category discontinued operations related to the life and annuity business sold in May 2018, reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). In addition, Corporate includes a 9.7% ownership interest in the legal entity that acquired the life and annuity business sold in 2018. For further discussion of continued involvement in the life and annuity business sold, see Note 22 - Business Dispositions and Discontinued Operations.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 4 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenues

	For the years ended December 31,
	2020	2019	2018
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$3,034	$3,314	$3,341
Liability	1,401	1,064	653
Marine	251	147	—
Package business	1,540	1,471	1,364
Property	793	728	618
Professional liability	595	447	254
Bond	274	261	241
Assumed reinsurance	298	180	—
Automobile	754	713	610
Total Commercial Lines	8,940	8,325	7,081
Personal Lines
Automobile	2,081	2,248	2,398
Homeowners	961	987	1,041
Total Personal Lines [1]	3,042	3,235	3,439
Property & Casualty Other Operations	—	2	—
Group Benefits
Group disability	2,832	2,828	2,746
Group life	2,434	2,521	2,611
Other	270	254	241
Total Group Benefits	5,536	5,603	5,598
Hartford Funds
Mutual fund and ETP	903	907	932
Talcott Resolution life and annuity separate accounts [2]	86	92	100
Total Hartford Funds	989	999	1,032
Corporate	58	60	32
Total earned premiums and fee income	18,565	18,224	17,182
Total net investment income	1,846	1,951	1,780
Net realized capital gains (losses)	(14)	395	(112)
Other revenues	126	170	105
Total revenues	$20,523	$20,740	$18,955
[1]For 2020, 2019 and 2018, AARP members accounted for earned premiums of $2.8 billion, $2.9 billion and $3.0 billion, respectively.
[2]Represents revenues earned on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

Net Income

	For the years ended December 31,
	2020	2019	2018
Commercial Lines	$856	$1,192	$1,212
Personal Lines	718	318	(32)
Property & Casualty Other Operations	(168)	61	15
Group Benefits	383	536	340
Hartford Funds	170	149	148
Corporate	(222)	(171)	124
Net income	$1,737	$2,085	$1,807
Preferred stock dividends	21	21	6
Net income available to common stockholders	$1,716	$2,064	$1,801
Net Investment Income

	For the years ended December 31,
	2020	2019	2018
Commercial Lines	$1,160	$1,129	$997
Personal Lines	157	179	155
Property & Casualty Other Operations	55	84	90
Group Benefits	448	486	474
Hartford Funds	4	7	5
Corporate	22	66	59
Net investment income	$1,846	$1,951	$1,780
Amortization of DAC

	For the years ended December 31,
	2020	2019	2018
Commercial Lines	$1,397	$1,296	$1,048
Personal Lines	244	259	275
Group Benefits	50	54	45
Hartford Funds	14	12	16
Corporate	1	1	—
Total amortization of DAC	$1,706	$1,622	$1,384

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 4 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amortization of Other Intangible Assets

	For the years ended December 31,
	2020	2019	2018
Commercial Lines	$28	$18	$4
Personal Lines	4	6	4
Group Benefits	40	41	60
Corporate	—	1	—
Total amortization of other intangible assets	$72	$66	$68
Income Tax Expense (Benefit)

	For the years ended December 31,
	2020	2019	2018
Commercial Lines	$176	$270	$267
Personal Lines	184	76	(19)
Property & Casualty Other Operations	(46)	12	(7)
Group Benefits	88	126	84
Hartford Funds	44	37	38
Corporate	(63)	(46)	(95)
Total income tax expense	$383	$475	$268
Assets

	As of December 31,
	2020	2019
Commercial Lines	$45,482	$42,041
Personal Lines	5,969	6,310
Property & Casualty Other Operations	3,505	3,560
Group Benefits	14,732	14,595
Hartford Funds	662	634
Corporate	3,761	3,677
Total assets	$74,111	$70,817
Revenue from Non-Insurance Contracts with Customers

		For the years ended December 31,
	Revenue Line Item	2020	2019	2018
Commercial Lines
Installment billing fees	Fee income	$30	$35	$34
Personal Lines
Installment billing fees	Fee income	34	37	40
Insurance servicing revenues	Other revenues	81	83	84
Group Benefits
Administrative services	Fee income	175	180	175
Hartford Funds
Advisor, distribution and other management fees	Fee income	901	911	947
Other fees	Fee income	88	88	85
Corporate
Investment management and other fees	Fee income	49	50	32
Transition service revenues	Other revenues	2	20	21
Total non-insurance revenues with customers		$1,360	$1,404	$1,418

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 5 - Fair Value Measurements
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

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,564	$—	$1,564	$—
Collateralized loan obligations ("CLOs")	2,780	—	2,420	360
Commercial mortgage-backed securities ("CMBS")	4,484	—	4,407	77
Corporate	20,273	—	19,392	881
Foreign government/government agencies	919	—	913	6
Municipal	9,503	—	9,503	—
Residential mortgage-backed securities ("RMBS")	4,107	—	3,726	381
U.S. Treasuries	1,405	529	876	—
Total fixed maturities	45,035	529	42,801	1,705
Equity securities, at fair value	1,438	872	496	70
Derivative assets
Credit derivatives	21	—	21	—
Foreign exchange derivatives	1	—	1	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	23	—	23	—
Short-term investments	3,283	2,663	590	30
Total assets accounted for at fair value on a recurring basis	$49,779	$4,064	$43,910	$1,805
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	$(14)	$—	$(14)	$—
Interest rate derivatives	(70)	—	(70)	—
Total derivative liabilities [2]	(84)	—	(84)	—
Total liabilities accounted for at fair value on a recurring basis	$(84)	$—	$(84)	$—

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,476	$—	$1,461	$15
CLOs	2,183	—	2,088	95
CMBS	4,338	—	4,329	9
Corporate	17,396	—	16,664	732
Foreign government/government agencies	1,123	—	1,120	3
Municipal	9,498	—	9,498	—
RMBS	4,869	—	4,309	560
U.S. Treasuries	1,265	330	935	—
Total fixed maturities	42,148	330	40,404	1,414
Equity securities, at fair value	1,657	1,401	183	73
Derivative assets
Credit derivatives	11	—	11	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	12	—	12	—
Short-term investments	2,921	1,028	1,878	15
Total assets accounted for at fair value on a recurring basis	$46,738	$2,759	$42,477	$1,502
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(1)	$—	$(1)	$—
Equity derivatives	(15)	—	—	(15)
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	(60)	—	(60)	—
Total derivative liabilities [2]	(78)	—	(63)	(15)
Contingent consideration [3]	(22)	—	—	(22)
Total liabilities accounted for at fair value on a recurring basis	$(100)	$—	$(63)	$(37)
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
[3]For additional information, see the Contingent Consideration section below.
In connection with the acquisition of Navigators Group, the Company has overseas deposits in Other Invested Assets of $54 and $38 as of December 31, 2020 and December 31, 2019, respectively, which are measured at fair value using the net asset value as a practical expedient.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
used in pricing the securities are observable. However, some securities that are less liquid or trade less actively are classified as Level 3. Additionally, certain long-dated securities, such as municipal securities and bank loans, include benchmark interest rate or credit spread assumptions that are not observable in the marketplace and are thus classified as Level 3.
•Internal matrix pricing, which is a valuation process internally developed for private placement securities for which the Company is unable to obtain a price from a third-party pricing service. Internal pricing matrices determine credit spreads that, when combined with risk-free rates, are applied to contractual cash flows to develop a price. The Company develops credit spreads using market based data for public securities adjusted for credit spread differentials between public and private securities, which are obtained from a survey of multiple private placement brokers. The market-based reference credit spread considers the issuer’s financial strength and term to maturity, using an independent public security index, while the credit spread differential considers the non-public nature of the security. Securities priced using internal matrix pricing are classified as Level 2 because the significant inputs are observable or can be corroborated with observable data.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 5 - Fair Value Measurements
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant Unobservable Inputs for Level 3 - Securities

Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of December 31, 2020
CLOs [3]	$340	Discounted cash flows	Spread	304 bps	305 bps	304 bps	Decrease
CMBS [3]	$20	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	255 bps	975 bps	688 bps	Decrease
Corporate [4]	$749	Discounted cash flows	Spread	110 bps	692 bps	293 bps	Decrease
RMBS [3]	$364	Discounted cash flows	Spread [6]	7 bps	937 bps	119 bps	Decrease
			Constant prepayment rate [6]	—%	10%	5%	Decrease [5]
			Constant default rate [6]	2%	6%	3%	Decrease
			Loss severity [6]	—%	100%	84%	Decrease
As of December 31, 2019
CLOs [3]	$95	Discounted cash flows	Spread	246 bps	246 bps	246 bps	Decrease
CMBS [3]	$1	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9 bps	1,832 bps	161 bps	Decrease
Corporate [4]	$633	Discounted cash flows	Spread	93 bps	788 bps	236 bps	Decrease
RMBS [3]	$560	Discounted cash flows	Spread [6]	5 bps	233 bps	79 bps	Decrease
			Constant prepayment rate [6]	—%	11%	6%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	70%	Decrease
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
Significant Unobservable Inputs for Level 3 - Derivatives [1]

	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [2]	Impact of Increase in Input on Fair Value [3]
As of December 31, 2019
Equity options	$(15)	Option model	Equity volatility	13%	28%	17%	Increase
[1]As of December 31, 2020, the fair values of the Company's level 3 derivatives were less than $1 and are excluded from the table.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the year ended December 31, 2020, no significant adjustments were made by the Company to broker prices received.
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
In January 2020, we made a third payment of $10 after Lattice AUM reached $3.0 billion. Given the dramatic market declines and outflow in March, 2020, Lattice AUM declined to $2.3 billion as of March 30, 2020 and the Company reduced the remaining contingent consideration liability to zero, recognizing an $11.9 before tax reduction in expense in first quarter 2020. The earn out period ended on July 29, 2020 with no additional consideration payable.
Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The Company uses derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified within the same fair value hierarchy level as the associated asset or liability. Therefore, the realized and unrealized gains and losses on derivatives reported in the Level 3 rollforward may be offset by realized and unrealized gains and losses of the associated assets and liabilities in other line items of the financial statements.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2020

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2020	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2020
Assets
Fixed Maturities, AFS
ABS	$15	$—	$(1)	$43	$—	$—	$—	$(57)	$—
CLOs	95	—	1	389	(43)	—	—	(82)	360
CMBS	9	—	3	79	(5)	—	13	(22)	77
Corporate	732	(31)	31	272	(143)	(36)	486	(430)	881
Foreign Govt./Govt. Agencies	3	—	—	6	—	—	—	(3)	6
Municipal	—	(3)	2	—	—	(6)	7	—	—
RMBS	560	—	(11)	66	(182)	(7)	—	(45)	381
Total Fixed Maturities, AFS	1,414	(34)	25	855	(373)	(49)	506	(639)	1,705
Equity Securities, at fair value	73	(10)	—	6	—	—	1	—	70
Short-term investments	15	—	—	30	(15)	—	—	—	30
Total Assets	1,502	(44)	25	891	(388)	(49)	507	(639)	1,805
Liabilities
Derivatives, net [4]
Equity	(15)	36	—	—	(21)	—	—	—	—
Total Derivatives, net [4]	(15)	36	—	—	(21)	—	—	—	—
Contingent Consideration	(22)	12	—	—	10	—	—	—	—
Total Liabilities	$(37)	$48	$—	$—	$(11)	$—	$—	$—	$—

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2019

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2019	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2019
Assets
Fixed Maturities, AFS
ABS	$10	$—	$—	$20	$(1)	$—	$—	$(14)	$15
CLOs	100	—	—	329	(127)	(6)	—	(201)	95
CMBS	12	—	1	34	(4)	—	—	(34)	9
Corporate	520	(4)	16	354	(59)	(88)	61	(68)	732
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	920	1	(8)	134	(214)	(35)	—	(238)	560
Total Fixed Maturities, AFS	1,565	(3)	9	871	(405)	(129)	61	(555)	1,414
Equity Securities, at fair value	77	—	—	9	—	(13)	—	—	73
Derivatives, net [4]
Interest rate	1	(1)	—	—	—	—	—	—	—
Total Derivatives, net [4]	1	(1)	—	—	—	—	—	—	—
Short-term investments	—	—	—	15	—	—	—	—	15
Total Assets	1,643	(4)	9	895	(405)	(142)	61	(555)	1,502
Liabilities
Derivatives, net [4]
Equity	3	(18)	—	—	—	—	—	—	(15)
Total Derivatives, net [4]	3	(18)	—	—	—	—	—	—	(15)
Contingent Considerations	(35)	(7)	—	—	20	—	—	—	(22)
Total Liabilities	$(32)	$(25)	$—	$—	$20	$—	$—	$—	$(37)
[1]Amounts in these columns are generally reported in net realized capital gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs. Transfers into and out of Level 3 for the year ended December 31, 2020, were primarily related to private securities that were priced using internal matrix pricing in the prior period, but changed to broker pricing in the current period and inversely, private securities that were priced using broker pricing in the prior period, but changed to internal matrix pricing in the current period.
[4]Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Consolidated Balance Sheets in other investments and other liabilities.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at Year End

	December 31,
	2020		2019
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLOs	$—	$1	$—	$—
CMBS	—	4	—	1
Corporate	(21)	24	(2)	15
Foreign Govt./Govt. Agencies	—	—	—	1
RMBS	—	(10)	—	(7)
Total Fixed Maturities, AFS	(21)	19	(2)	10
Equity Securities, at fair value	(9)	—	1	—
Derivatives, net
Equity	—	—	(18)	—
Interest rate	—	—	(1)	—
Total Derivatives, net	—	—	(19)	—
Total Assets	(30)	19	(20)	10
Liabilities
Contingent Consideration	12	—	(7)	—
Total Liabilities	$12	$—	$(7)	$—
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
Financial Instruments Not Carried at Fair Value
Financial Assets and Liabilities Not Carried at Fair Value

	December 31, 2020			December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$4,493	$4,792	Level 3	$4,215	$4,350
Liabilities
Other policyholder funds and benefits payable	Level 3	$701	$703	Level 3	$763	$765
Senior notes [2]	Level 2	$3,262	$4,363	Level 2	$3,759	$4,456
Junior subordinated debentures [2]	Level 2	$1,090	$1,107	Level 2	$1,089	$1,153
[1] As of December 31, 2020, carrying amount of mortgage loans is net of ACL of $38.
[2] Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. INVESTMENTS
Net Investment Income

	For the years ended December 31,
(Before tax)	2020	2019	2018
Fixed maturities [1]	$1,442	$1,559	$1,459
Equity securities	39	46	32
Mortgage loans	172	165	141
Limited partnerships and other alternative investments	222	232	205
Other investments [2]	42	32	20
Investment expenses	(71)	(83)	(77)
Total net investment income	$1,846	$1,951	$1,780
[1]Includes net investment income on short-term investments.
[2]Primarily includes changes in fair value of certain equity fund investments and income from derivatives that qualify for hedge accounting and are used to hedge fixed maturities.
Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before tax)	2020	2019	2018
Gross gains on sales	$255	$234	$114
Gross losses on sales	(50)	(56)	(172)
Equity securities [1]	(214)	254	(48)
Net credit losses on fixed maturities, AFS [2]	(28)
Change in ACL on mortgage loans [3]	(19)
Intent-to-sell impairments	(5)	—	—
Net OTTI losses recognized in earnings		(3)	(1)
Valuation allowances on mortgage loans		1	—
Other, net [4]	47	(35)	(5)
Net realized capital gains (losses)	$(14)	$395	$(112)
[1] The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2020, were $53 for the year-ended December 31, 2020. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2019, were $164 for the year-ended December 31, 2019. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2018, were $(80) for the year-ended December 31, 2018.
[2]Due to the adoption of accounting guidance for credit losses on January 1, 2020, realized capital losses previously reported as OTTI are now presented as credit losses which are net of any recoveries. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
[3] Represents the change in ACL recorded during the period following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
[4]Includes gains (losses) on non-qualifying derivatives for 2020, 2019, and 2018 of $104, $(24), and $(12), respectively, gains (losses) from transactional foreign currency revaluation of $(1), $(9) and $1, respectively, and a loss of $48 from the sale of the Continental Europe Operations for the year ended December 31, 2020.

Sales of AFS Securities

	For the years ended December 31,
	2020	2019	2018
Fixed maturities, AFS
Sale proceeds	$15,059	$14,421	$21,327
Gross gains	$254	$233	$90
Gross losses	$(50)	$(56)	$(169)
Sales of AFS securities in 2020 were primarily a result of tactical changes to the portfolio driven by changing market conditions and to a lesser extent duration and liquidity management.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of December 31, 2020 and December 31, 2019, the Company reported accrued interest receivable related to fixed maturities, AFS of $327 and $334, respectively, and accrued interest receivable related to mortgage loans of $14 and $14, respectively. These amounts are recorded in other assets on the Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of net realized capital gains and losses.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
When fixed maturities are in an unrealized loss position and the Company does not record an intent-to-sell impairment, the Company will record an ACL for the portion of the unrealized loss due to a credit loss. Any remaining unrealized loss on a fixed maturity after recording an ACL is the non-credit amount and is recorded in OCI. The ACL is the excess of the amortized cost over the greater of the Company's best estimate of the present value of expected future cash flows or the security's fair value. Cash flows are discounted at the effective yield that is used to record interest income. The ACL cannot exceed the unrealized loss and, therefore, it may fluctuate with changes in the fair value of the fixed maturity if the fair value is greater than the Company's best estimate of the present value of expected future cash flows. The initial ACL and any subsequent changes are recorded in net realized capital gains and losses. The ACL is written off against the amortized cost in the period in which all or a portion of the related fixed maturity is determined to be uncollectible.
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
Prior to January 1, 2020, the Company recorded an OTTI loss on fixed maturities for which the Company did not expect to recover the entire amortized cost basis. For these securities, the excess of the amortized cost basis over its fair value was separated into the portion representing a credit OTTI, which was recorded in net realized capital losses, and the remaining non-credit amount, which was recorded in OCI. The Company’s best estimate of discounted expected future cash flows became the new cost basis and accreted prospectively into net investment income over the estimated remaining life of the security.

ACL on Fixed Maturities, AFS by Type
	Year ended 2020
(Before tax)	Corporate	Municipal	Total
Balance, beginning of year	$—	$—	$—
Credit losses on fixed maturities where an allowance was not previously recorded	36	3	39
Reduction due to sales	(4)	(3)	(7)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	(9)	—	(9)
Balance as of end of period	$23	$—	$23

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cumulative Credit Impairments on Fixed Maturities, AFS
	For the years ended December 31,
(Before tax)	2019	2018
Balance as of beginning of period	$(19)	$(25)
Additions for credit impairments recognized on [1]:
Fixed maturities not previously impaired	(3)	—
Fixed maturities previously impaired	—	(1)
Reductions for credit impairments previously recognized on:
Fixed maturities that matured or were sold during the period	3	7
Balance as of end of period	$(19)	$(19)
[1]These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	December 31, 2020					December 31, 2019
	Amortized Cost	ACL [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [2]
ABS	$1,525	$—	$39	$—	$1,564	$1,461	$18	$(3)	$1,476	$—
CLOs	2,780	—	7	(7)	2,780	2,186	5	(8)	2,183	—
CMBS	4,219	—	286	(21)	4,484	4,210	141	(13)	4,338	(4)
Corporate	18,401	(23)	1,926	(31)	20,273	16,435	986	(25)	17,396	—
Foreign govt./govt. agencies	842	—	77	—	919	1,057	66	—	1,123	—
Municipal	8,564	—	940	(1)	9,503	8,763	737	(2)	9,498	—
RMBS	3,966	—	144	(3)	4,107	4,775	97	(3)	4,869	—
U.S. Treasuries	1,264	—	141	—	1,405	1,191	75	(1)	1,265	—
Total fixed maturities, AFS	$41,561	$(23)	$3,560	$(63)	$45,035	$40,078	$2,125	$(55)	$42,148	$(4)
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
Fixed Maturities, AFS, by Contractual Maturity Year

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,411	$1,432	$1,082	$1,090
Over one year through five years	7,832	8,286	7,200	7,401
Over five years through ten years	7,622	8,354	7,395	7,803
Over ten years	12,206	14,028	11,769	12,988
Subtotal	29,071	32,100	27,446	29,282
Mortgage-backed and asset-backed securities	12,490	12,935	12,632	12,866
Total fixed maturities, AFS	$41,561	$45,035	$40,078	$42,148
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies as of December 31, 2020 or December 31, 2019. As of December 31, 2020, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were Apple Inc., the IBM Corporation, and the New York State Dormitory Authority each of which comprised less than 1% of total invested assets. As of December 31, 2019, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of the United Kingdom, the New York State
Dormitory Authority, and Wells Fargo & Company each of which comprised less than 1% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2020 were the municipal sector, the financial services sector, and the CMBS sector which comprised approximately 17%, 9% and 8%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2019 were the municipal, RMBS, and CMBS sectors which comprised approximately 18%, 9% and 8%, respectively, of total invested assets.
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$44	$—	$—	$—	$44	$—
CLOs	758	(2)	715	(5)	1,473	(7)
CMBS	410	(17)	19	(4)	429	(21)
Corporate	466	(13)	212	(18)	678	(31)
Foreign govt./govt. agencies	24	—	—	—	24	—
Municipal	34	(1)	—	—	34	(1)
RMBS	461	(3)	21	—	482	(3)
U.S. Treasuries	39	—	—	—	39	—
Total fixed maturities, AFS in an unrealized loss position	$2,236	$(36)	$967	$(27)	$3,203	$(63)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$398	$(3)	$9	$—	$407	$(3)
CLOs	679	(2)	923	(6)	1,602	(8)
CMBS	538	(7)	20	(6)	558	(13)
Corporate	789	(9)	328	(16)	1,117	(25)
Foreign govt./govt. agencies	101	—	29	—	130	—
Municipal	222	(2)	—	—	222	(2)
RMBS	614	(3)	68	—	682	(3)
U.S. Treasuries	88	—	34	(1)	122	(1)
Total fixed maturities, AFS in an unrealized loss position	$3,429	$(26)	$1,411	$(29)	$4,840	$(55)
As of December 31, 2020, fixed maturities, AFS in an unrealized loss position consisted of 547 instruments, primarily in the corporate sectors, most notably travel, leisure, gaming, energy and financial services issuers, and CMBS which were depressed largely due to widening of credit spreads since the purchase date. As of December 31, 2020, 95% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in gross unrealized losses during 2020 was primarily attributable to wider credit spreads within higher yielding corporates and CMBS.
Most of the fixed maturities depressed for twelve months or more relate to the corporate sector. Corporate fixed maturities were primarily depressed because current market spreads are wider than at the respective purchase dates, with certain securities also depressed because of their variable-rate coupons and long-dated maturities. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows. Given the uncertainty about the ultimate impact of the COVID-19 pandemic on issuers of these securities, actual cash flows could ultimately deviate significantly from our expectations resulting in realized losses in future periods.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Mortgage Loans
ACL on Mortgage Loans
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized capital gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. The Company utilizes a third-party forecasting model to estimate lifetime expected credit losses at a loan level under multiple economic scenarios. The scenarios use macroeconomic data provided by an internationally recognized economics firm that generates forecasts of varying economic factors such as GDP growth, unemployment and interest rates. The economic scenarios are projected over 10 years. The first two to four years of the 10-year period assume a specific modeled economic scenario (including moderate upside, moderate recession and severe recession scenarios) and then revert to historical long-term assumptions over the remaining period. Using these economic scenarios, the forecasting model projects property-specific operating income and capitalization rates used to estimate the value of a future operating income stream. The operating income and the property valuations derived from capitalization rates are compared to loan payment and principal amounts to create debt service coverage ratios ("DSCRs") and loan-to-value ratios ("LTVs") over the forecast period. The model overlays historical data about mortgage loan performance based on DSCRs and LTVs and projects the probability of default, amount of loss given a default and resulting expected loss through maturity for each loan under each economic scenario. Economic scenarios are probability-weighted based on a statistical analysis of the forecasted economic factors and qualitative analysis. The Company records the change in the ACL on mortgage loans based on the weighted-average expected credit losses across the selected economic scenarios.
In response to significant economic stress experienced as a result of the COVID-19 pandemic, during 2020 the Company increased the weight of both a moderate and severe recession in our estimate of the ACL. The Company continues to monitor economic uncertainty including rising COVID-19 infections leading to short-term lockdowns and the corresponding impact that this might have on the mortgage loan portfolio.
We expect the impact on our mortgage loan portfolio will be impacted by borrower behavior in response to the economic stress. Borrowers with lower LTVs have an incentive to continue to make payments of principal and/or interest in order to preserve the equity they have in the underlying commercial real estate properties. As property values decline, borrowers have less incentive to continue to make payments.
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of December 31, 2020, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
Prior to January 1, 2020, for mortgage loans that were deemed impaired, a valuation allowance was established for the difference between the carrying amount and estimated fair value, which was generally the Company's share of the fair value of the collateral. A valuation allowance also may have been recorded for an individual loan or for a group of loans that had an LTV ratio of 90% or greater, a low DSCR or other lower credit quality characteristics. Changes in valuation allowances were recognized as net realized capital losses.
There were no mortgage loans held-for-sale as of December 31, 2020 or December 31, 2019. As of December 31, 2020, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

ACL on Mortgage Loans
	For the years ended December 31,
	2020	2019	2018
ACL as of beginning of period	$—	$1	$1
Cumulative effect of accounting changes [1]	19
Adjusted beginning ACL	19	1	1
Current period provision (release)	19	(1)	—
ACL as of December 31,	$38	$—	$1
[1] Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
The increase in the allowance for the year-ended December 31, 2020, is the result of the COVID-19 pandemic and its impacts on the economic forecasts, as discussed above, as well as lower estimated property values and operating income as compared to the prior year.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 55% as of December 31, 2020, while the weighted-average LTV ratio at origination of these loans was 60%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2020
	2020		2019		2018		2017		2016		2015 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$28	1.62x	$243	1.58x	$212	1.33x	$45	2.02x	$51	1.92x	$115	1.74x	$694	1.59x
Less than 65%	659	2.56x	676	2.85x	410	2.25x	446	1.89x	235	2.99x	1,411	3.01x	3,837	2.69x
Total mortgage loans	$687	2.52x	$919	2.51x	$622	1.94x	$491	1.90x	$286	2.80x	$1,526	2.92x	$4,531	2.52x
[1] Amortized cost of mortgage loans excludes ACL of $38.

Mortgage Loans LTV & DSCR
	December 31, 2019
Loan-to-value	Amortized Cost	Avg. DSCR
65% - 80%	$376	1.53x
Less than 65%	3,839	2.56x
Total mortgage loans	$4,215	2.46x

Mortgage Loans by Region
	December 31, 2020		December 31, 2019
	Amortized Cost [1]	Percent of Total	Amortized Cost	Percent of Total
East North Central	$290	6.4%	$270	6.4%
Middle Atlantic	291	6.4%	319	7.5%
Mountain	254	5.6%	109	2.6%
New England	397	8.8%	344	8.2%
Pacific	1,001	22.1%	906	21.5%
South Atlantic	1,038	22.9%	944	22.4%
West North Central	44	1.0%	46	1.1%
West South Central	433	9.5%	439	10.4%
Other [2]	783	17.3%	838	19.9%
Total mortgage loans	$4,531	100.0%	$4,215	100.0%
[1] Amortized cost of mortgage loans excludes ACL of $38.
[2]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2020		December 31, 2019
	Amortized Cost [1]	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$1,339	29.5%	$1,167	27.7%
Multifamily	1,498	33.1%	1,313	31.2%
Office	774	17.1%	723	17.2%
Retail	788	17.4%	735	17.4%
Single Family	92	2.0%	137	3.2%
Other	40	0.9%	140	3.3%
Total mortgage loans	$4,531	100.0%	$4,215	100.0%
[1] Amortized cost of mortgage loans excludes ACL of $38.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of December 31, 2020 and December 31, 2019, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of December 31, 2020, under this program, the Company serviced mortgage loans with a total outstanding principal of $6.9 billion, of which $3.7 billion was serviced on behalf of third parties and $3.2 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. As of December 31, 2019, the Company serviced mortgage loans with a total outstanding principal balance of $6.4 billion, of which $3.5 billion was serviced on behalf of third parties and $2.9 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of December 31, 2020 and December 31, 2019, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
Purchased Financial Assets with Credit Deterioration
Purchased financial assets with credit deterioration ("PCD") are purchased financial assets with a “more-than-insignificant” amount of credit deterioration since origination. PCD assets are assessed only at initial acquisition date and for any investments identified, the Company records an allowance at acquisition with a corresponding increase to the amortized cost basis. As of December 31, 2020, the Company held no PCD fixed maturities, AFS or mortgage loans.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Consolidated VIEs
As of December 31, 2020 and 2019, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2020 and 2019 is limited to the total carrying value of $1.3 billion and $1.1 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets. As of December 31, 2020 and 2019, the Company has outstanding commitments totaling $768 and $851, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLOs, CMBS and RMBS and are reported in fixed maturities, available-for-sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Securities Lending, Repurchase Agreements, Other Collateral Transactions and Restricted Investments
The Company may at times enter into securities financing transactions as a way to earn additional income or manage liquidity, primarily through securities lending and repurchase agreements.

Securities Lending and Repurchase Agreements
	December 31, 2020	December 31, 2019
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$—	$606
Gross amount of associated liability for collateral received [1]	$—	$621

Repurchase agreements:
Gross amount of recognized receivables for reverse repurchase agreements	$30	$15
[1]Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Consolidated Balance Sheets. Amount includes additional securities collateral received of $0 and $34 which are excluded from the Company's Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.
Securities Lending
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s Consolidated Balance Sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements are continuous and do not have stated maturity dates and provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Consolidated Balance Sheets. Income associated with securities lending transactions is reported as a component of net investment income in the Company’s Consolidated Statements of Operations. As of December 31, 2020, the Company does not have any securities on loan as part of a securities lending program.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 6 - Investments
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
Other Collateral Transactions
As of December 31, 2020 and 2019, the Company pledged collateral of $34 and $37, respectively, of U.S. government securities and municipal securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. These amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 7 - Derivatives.
Other Restricted Investments
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of December 31, 2020 and 2019, the fair value of securities on deposit was $2.6 billion and $2.3 billion, respectively.
In addition, as of December 31, 2020, the Company held fixed maturities and short-term investments of $661 and $26, respectively, in trust for the benefit of syndicate policyholders, held fixed maturities of $175 in a Lloyd's trust account to provide a portion of the required capital, and maintained other investments of $54 primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries. As of December 31, 2019, the Company held fixed maturities and short-term investments of $447 and $189, respectively, in trust and other investments of $38 primarily consisting of overseas deposits in various countries with Lloyd's.
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, real estate funds, and private equity funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The remainder of investments in limited partnerships and other alternative investments consists of investments in insurer-owned life insurance accounted for at cash surrender value. The Company's investment in Hopmeadow Holdings LP is reported in other assets on the Company's Consolidated Balance Sheets and is accounted for under the equity method of accounting. For further discussion on Hopmeadow Holdings LP, see Note 22 - Business Dispositions and Discontinued Operations.
The Company recognized total equity method income of $244, $267, and $214 for the years ended December 31, 2020, 2019 and 2018, respectively. Equity method income is reported in net investment income, except amounts related to strategic investments classified in other assets which are reported in other revenues. For investments accounted for under the equity method, the Company’s maximum exposure to loss as of December 31, 2020 is limited to the total carrying value of $2.0 billion. In addition, the Company has outstanding commitments totaling $804 to fund limited partnership investments as of December 31, 2020. The Company’s investments accounted for under the equity method are generally of a passive nature in that the Company does not take an active role in the management.
In 2020, aggregate investment income from investments accounted for under the equity method exceeded 10% of the Company’s pre-tax consolidated net income (loss). Accordingly, the Company is disclosing aggregated, summarized financial data for the Company’s investments accounted for under the equity method. This aggregated, summarized financial data does not represent the Company’s proportionate share of investees' assets or earnings. Aggregate total assets of the investees totaled $339.6 billion and $329.4 billion as of December 31, 2020 and 2019, respectively. Aggregate total liabilities of the investees totaled $181.5 billion and $191.2 billion as of December 31, 2020 and 2019, respectively. Aggregate net investment income of the investees totaled $954, $618, and $773 for the periods ended December 31, 2020, 2019 and 2018, respectively. Aggregate net income excluding net investment income of the investees totaled $7.4 billion, $13.4 billion and $12.3 billion for the periods ended December 31, 2020, 2019 and 2018, respectively. As of, and for the period ended, December 31, 2020, the aggregated summarized financial data reflects the latest available financial information.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 7 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. DERIVATIVES
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions or income generation covered call transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies.
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or debt instruments issued.
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on variable-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on 3 month LIBOR + 2.125% junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 14 - Debt.
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
Credit Contracts
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in the value of fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity or referenced index as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty or the Company should the referenced security issuers experience a credit event, as defined in the contract. In addition, the Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of December 31, 2020 and 2019, the notional amount of interest rate swaps in offsetting relationships was $7.6 billion.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 7 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Derivative Balance Sheet Presentation

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Cash flow hedges
Interest rate swaps	$2,340	$2,040	$—	$—	$—	$1	$—	$(1)
Foreign currency swaps	286	270	(13)	(1)	3	3	(16)	(4)
Total cash flow hedges	2,626	2,310	(13)	(1)	3	4	(16)	(5)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,335	9,338	(69)	(59)	4	3	(73)	(62)
Foreign exchange contracts
Foreign currency swaps and forwards	269	464	—	(1)	—	—	—	(1)
Credit contracts
Credit derivatives that purchase credit protection	6	124	—	(3)	—	—	—	(3)
Credit derivatives that assume credit risk [1]	675	500	21	13	21	13	—	—
Credit derivatives in offsetting positions	218	29	—	—	5	5	(5)	(5)
Equity contracts
Equity index swaps and options	—	941	—	(15)	—	15	—	(30)
Total non-qualifying strategies	9,503	11,396	(48)	(65)	30	36	(78)	(101)
Total cash flow hedges and non-qualifying strategies	$12,129	$13,706	$(61)	$(66)	$33	$40	$(94)	$(106)
Balance Sheet Location
Fixed maturities, available-for-sale	$269	$244	$—	$—	$—	$—	$—	$—
Other investments	9,585	1,277	23	12	25	13	(2)	(1)
Other liabilities	2,275	12,185	(84)	(78)	8	27	(92)	(105)
Total derivatives	$12,129	$13,706	$(61)	$(66)	$33	$40	$(94)	$(106)
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 7 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Offsetting Derivative Assets and Liabilities

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of December 31, 2020
Other investments	$33	$31	$23	$(21)	$1	$1
Other liabilities	$(94)	$(6)	$(84)	$(4)	$(83)	$(5)
As of December 31, 2019
Other investments	$40	$37	$12	$(9)	$1	$2
Other liabilities	$(106)	$(23)	$(78)	$(5)	$(73)	$(10)
[1]Included in other investments in the Company's Consolidated Balance Sheets.
[2]Included in other liabilities in the Company's Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.
[3]Included in other investments in the Company's Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.
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

Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2020	2019	2018
Interest rate swaps	$38	$18	$5
Foreign currency swaps	(8)	8	7
Total	$30	$26	$12

Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,
	2020			2019			2018
	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$—	$29	$(7)	$2	$4	$1	$6	$30	$—
Foreign currency swaps	(1)	5	—	—	3	—	—	—	—
Total	$(1)	$34	$(7)	$2	$7	$1	$6	$30	$—

Total amounts presented on the Consolidated Statement of Operations	$(14)	$1,846	$236	$395	$1,951	$259	$(112)	$1,780	$298
As of December 31, 2020, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $35. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income and interest expense over the term of the investment cash flows.
During the years ended December 31, 2020, 2019, and 2018, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 7 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).
Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)

	For the Year Ended December 31,
	2020	2019	2018
Interest rate contracts
Interest rate swaps, swaptions and futures	$21	$(35)	$(3)
Credit contracts
Credit derivatives that purchase credit protection	2	(5)	—
Credit derivatives that assume credit risk	2	32	(14)
Equity contracts
Equity options	76	(17)	2
Foreign exchange contracts
Foreign currency swaps and forwards	3	1	3
Total [1]	$104	$(24)	$(12)
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 7 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Credit Risk Assumed Derivatives by Type

				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of December 31, 2020
Single name credit default swaps
Investment grade risk exposure	$175	$9	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	500	12	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	100	1	8 years	CMBS Credit	AAA	100	(1)
Below investment grade risk exposure	9	(4)	Less than 1 year	CMBS Credit	CCC+	9	4
Total [5]	$784	$18				$109	$3
As of December 31, 2019
Single name credit default swaps
Investment grade risk exposure	$100	$3	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	400	10	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	1	—	Less than 1 year	CMBS Credit	A	1	—
Below investment grade risk exposure	14	(5)	Less than 1 year	CMBS Credit	CCC-	14	5
Total [5]	$515	$8				$15	$5
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2020 and 2019, the Company pledged cash collateral associated with derivative instruments having a fair value of $0 and less than $1, respectively. The collateral receivable has been recorded in other assets or other liabilities on the Company's Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of December 31, 2020 and 2019, the Company also pledged securities collateral associated with derivative instruments with a fair value of $90 and $78, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of December 31, 2020 and 2019 , the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $83 and $88, respectively, which are included within fixed maturities on the Company's Consolidated Balance Sheets.
As of December 31, 2020 and 2019, the Company accepted cash collateral associated with derivative instruments of $24 and $16, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of December 31, 2020 and 2019 with a fair value of $1 and $1, respectively, which the Company has the ability to sell or repledge. As of December 31, 2020 and 2019, the Company had no repledged securities and no securities held as collateral have been sold. In addition, as of December 31, 2020 and 2019, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 8 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances
As of December 31, 2020
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums	$3,851
Receivables for loss within a deductible and retrospectively-rated policy premiums, by credit quality:
AAA	—
AA	142
A	62
BBB	185
BB	115
Below BB	65
Total receivables for losses within a deductible and retrospectively-rated policy premiums	569

Total Premiums Receivable and Agents' Balances, Gross	4,420
ACL	(152)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,268
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
For these balances, the ACL is estimated based on an aging of receivables and recent historical credit loss and collection experience, adjusted for current economic conditions and reasonable and supportable forecasts, when appropriate. In response to significant economic stress experienced as a result of the COVID-19 pandemic during 2020, the Company increased the expected loss factors used to estimate the ACL based on collections experience during past moderate and severe recessions as well as experience during periods when we provided policyholders additional time to make premiums payments.
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
The ACL for receivables for loss within a deductible and retrospectively-rated policy premiums is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default and the amount of loss given a default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other credit enhancement, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The loss given default factors are based on a study of historical recovery rates for general creditors through multiple economic cycles. The Company's evaluation of the required ACL for receivables for loss within a deductible and retrospectively-rated policy premiums considers the current economic environment as well as the probability-weighted macroeconomic scenarios similar to the approach used for estimating the ACL for mortgage loans. See Note 6 - Investments. In response to significant economic stress experienced as a result of the COVID-19 pandemic during 2020, the Company increased the weight of both a moderate and severe recession scenario in our estimate of the ACL for losses within a deductible and retrospectively-rated policy premiums. However, overall, the ACL on receivables for losses within a deductible and retrospectively-rated policy premiums has decreased for the year, primarily due to a decline in the related receivable balance.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 8 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Year Ended December 31, 2020
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total
Beginning ACL	$85	$60	$145
Cumulative effect of accounting change [1]	(2)	(21)	(23)
Adjusted beginning ACL	83	39	122
Current period provision (release)	78	(4)	74
Current period gross write-offs	(49)	—	(49)
Current period gross recoveries	5	—	5
Ending ACL	$117	$35	$152
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
The Company has two adverse development cover (“ADC”) reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all asbestos and environmental ("A&E") reserve development for 2016 and prior accident years ("A&E ADC") and the other covers substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (the Navigators ADC). For more information on ADC agreements, see Note 1 -Basis of Presentation and Significant Accounting Policies, and Note 12 -Reserve for Unpaid Losses and Loss Adjustment Expenses.
Property and Casualty ceded losses, which reduce losses and loss adjustment expenses incurred, were $1,156, $826 and $661 for the years ended December 31, 2020, 2019 and 2018, respectively.
Group Benefits ceded losses, which reduce losses and loss adjustment expenses incurred, were $63, $73 and $116 for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 9 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reinsurance Recoverables by Credit Quality Indicator as of December 31, 2020
	Property and Casualty	Group Benefits	Corporate	Total
AM Best Financial Strength Rating
A++	$1,598	$—	$—	$1,598
A+	1,788	230	305	2,323
A	638	—	—	638
A-	37	9	—	46
B++	666	—	3	669
Below B++	21	1	—	22
Total Rated by AM Best	4,748	240	308	5,296
Mandatory (Assigned) and Voluntary Risk Pools	259	—	—	259
Captives	305	—	—	305
Other not rated companies	254	5	—	259
Gross Reinsurance Recoverables	5,566	245	308	6,119
Allowance for uncollectible reinsurance	(105)	(1)	(2)	(108)
Net Reinsurance Recoverables	$5,461	$244	$306	$6,011
Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods, generally 30, 60 or 90 days. There were no write-offs for the period ended December 31, 2020.
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
The allowance for uncollectible reinsurance comprises an ACL and an allowance for disputed balances. The ACL is estimated as the amount of reinsurance recoverables exposed to loss multiplied by estimated factors for the probability of default and the amount of loss given a default. The probability of default is assigned based on each reinsurer's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed on a quarterly basis and any significant changes are reflected in an updated estimate. The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The loss given default factors are based on a study of historical recovery rates for general creditors of corporations through multiple economic cycles or, in the case of purchased annuities funding structured settlements accounted for as reinsurance, historical recovery rates for annuity contract holders.
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
The Company's evaluation of the required ACL for reinsurance recoverables considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 6 - Investments. Insurance companies, including reinsurers, are regulated and hold risk-based capital to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance recoverables. As a result, there is limited history of losses from insurer defaults. In response to significant economic stress experienced as a result of the COVID-19 pandemic during 2020, the Company increased the weight of both a moderate and severe recession in our estimate of the ACL for reinsurance recoverables. The Company expects the impact of the COVID-19 pandemic to reinsurers to be somewhat mitigated by their regulated capital and liquidity positions.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 9 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for Uncollectible Reinsurance
	For the year ended December 31, 2020
	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$114	$—	$—	$114
Beginning allowance for disputed amounts	66	—	—	66
Beginning ACL	48	—	—	48
Cumulative effect of accounting change [1]	—	1	1	2
Adjusted beginning ACL	48	1	1	50
Current period provision (release)	3	—	1	4
Current period gross recoveries	1	—	—	1
Ending ACL	52	1	2	55
Ending allowance for disputed amounts	53	—	—	53
Ending allowance for uncollectible reinsurance	$105	$1	$2	$108
[1] Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies
Insurance Revenues
Property and Casualty Insurance Revenue

	For the years ended December 31,
Premiums Written	2020	2019	2018
Direct	$12,537	$12,190	$10,784
Assumed	577	371	217
Ceded	(1,209)	(978)	(593)
Net	$11,905	$11,583	$10,408
Premiums Earned
Direct	$12,551	$12,010	$10,824
Assumed	540	416	221
Ceded	(1,173)	(936)	(599)
Net	$11,918	$11,490	$10,446
Group Benefits Revenue

	For the years ended December 31,
	2020	2019	2018
Gross earned premiums, fees and other considerations	$5,245	$4,122	$3,615
Reinsurance assumed	387	1,572	2,044
Reinsurance ceded	(96)	(91)	(61)
Net earned premiums, fees and other considerations	$5,536	$5,603	$5,598
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 10 - Deferred Policy Acquisition Costs
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. DEFERRED POLICY ACQUISITION COSTS
Changes in DAC

	For the years ended December 31,
	2020	2019	2018
Balance, beginning of period	$785	$670	$650
Deferred costs	1,666	1,635	1,404
Amortization — DAC	(1,706)	(1,622)	(1,384)
Add back amortization of value of business acquired [1]	47	102	—
DAC transferred to assets held for sale	(3)	—	—
Balance, end of period	$789	$785	$670
[1] While the value of in-force contracts acquired from the Navigators Group acquisition is included in other intangible assets, the amortization of that asset is recorded as DAC amortization.
11. GOODWILL & OTHER INTANGIBLE ASSETS
Goodwill Carrying Value as of December 31, 2020

	Commercial Lines	Personal Lines	Hartford Funds	Group Benefits	Corporate [1]	Total
Balance at December 31, 2018	$38	$119	$180	$723	$230	$1,290
Goodwill related to acquisitions [2]	623	—	—	—	—	623
Balance at December 31, 2019	$661	$119	$180	$723	$230	$1,913
Measurement period adjustments [2]	(2)	—	—	—	—	(2)
Balance at December 31, 2020	$659	$119	$180	$723	$230	$1,911
[1]The Corporate category includes goodwill that was acquired at a holding company level and not pushed down to a subsidiary within a reportable segment. Carrying value of goodwill within Corporate as of December 31, 2020, 2019, and 2018 includes $138 and $92 for the Group Benefits and Hartford Funds reporting units, respectively.
[2] For further discussion on goodwill related to the acquisition of Navigators Group, refer to Note 2 - Business Acquisitions .
The annual goodwill assessment for The Hartford's reporting units was completed as of October 31, 2020, 2019, and 2018, which resulted in no write-downs of goodwill in the respective years then ended. In 2020, all reporting units passed their annual impairment test with a significant margin.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 11 - Goodwill & Other Intangible Assets
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Intangible Assets

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Value of in-force contracts [1]	$203	$(172)	$31	$203	$(125)	$78
Customer relationships	636	(134)	502	636	(92)	544
Marketing agreement with Aetna	16	(3)	13	16	(2)	14
Distribution Agreement [2]	79	(65)	14	79	(61)	18
Distribution and Agency relationships & Other [3]	340	(45)	295	340	(19)	321
Total Finite Life Intangibles	1,274	(419)	855	1,274	(299)	975
Total Indefinite Life Intangible Assets [4]	95	—	95	95	—	95
Total Other Intangible Assets	$1,369	$(419)	$950	$1,369	$(299)	$1,070
[1]On May 23, 2019, the Company acquired Navigators Group and recorded a value of in-force-contracts intangible asset of $180 which will be amortized over 3 years. For further discussion on the value of in-force-contracts related to the acquisition of Navigators Group, refer to Note 2 - Business Acquisitions .
[2]On May 28, 2020, the Company amended its distribution agreement to, among other changes in terms, extend the agreement. As a result of this extension in term, The Hartford reassessed the useful life of the distribution agreement to amortize over a remaining life of approximately 6.5 years.
[3]On May 23, 2019, the Company acquired Navigators Group and recorded other intangible assets of $302 for distribution relationships and $17 for the trade name. The distribution relationships and trade name will be amortized over 15 years and 10 years, respectively. For further discussion on the value of distribution relationships and trade name related to the acquisition of Navigators Group, refer to Note 2 - Business Acquisitions .
[4]On May 23, 2019, the Company acquired Navigators Group and recorded an indefinite life intangible asset of $66 related to the capacity to write business through its Lloyd's Syndicate and recorded an indefinite life intangible of $15 for licenses . For further discussion on the indefinite life intangible assets related to the acquisition of Navigators Group, refer to Note 2 - Business Acquisitions .
Expected Pre-tax Amortization Expense [1] for Acquired Intangibles as of December 31, 2020

	Value of In-force Contracts	Other Intangible Assets
2021	$21	$71
2022	$10	$70
2023	$—	$70
2024	$—	$70
2025	$—	$70
[1]In the Consolidated Statements of Operations, the amortization of value of in-force contracts is reported in amortization of deferred policy acquisition costs and the amortization of other intangible assets is reported in amortization of other intangible assets.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2020	2019	2018
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$28,261	$24,584	$23,775
Reinsurance and other recoverables	5,275	4,232	3,957
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,986	20,352	19,818
Navigators Group acquisition	—	2,001	—
Provision for unpaid losses and loss adjustment expenses
Current accident year	7,794	7,463	7,107
Prior accident year development [1]	(136)	(65)	(167)
Total provision for unpaid losses and loss adjustment expenses	7,658	7,398	6,940
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(312)	(16)	—
Payments
Current accident year	(2,214)	(2,374)	(2,452)
Prior accident years	(4,190)	(4,374)	(3,954)
Total payments	(6,404)	(6,748)	(6,406)
Net reserves transferred to liabilities held for sale	(45)	—	—
Foreign currency adjustment	14	(1)	—
Ending liabilities for unpaid losses and loss adjustment expenses, net	23,897	22,986	20,352
Reinsurance and other recoverables	5,725	5,275	4,232
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$29,622	$28,261	$24,584
[1]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators and A&E ADC which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from NICO. For additional information regarding the two adverse development cover reinsurance agreements, refer to Adverse Development Covers discussion below.
Property and Casualty Insurance Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2020			2019			2018
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$1,334			$1,331			$1,331
Amount of discount	367			388			388
Carrying value of liability for unpaid losses and loss adjustment expenses	$967			$943			$943
Discount accretion included in losses and loss adjustment expenses	$36			$33			$40
Weighted average discount rate	2.68%			2.91%			2.98%
Range of discount rates	0.83%	-	14.03%	1.76%	-	14.03%	1.77%	-	14.15%
Reserves are discounted at rates in effect at the time claims were incurred, ranging from 0.83% for accident year 2020 to 14.03% for accident year 1981.
The reserves recorded for the Company’s property and casualty insurance products at December 31, 2020 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows.
Losses and loss adjustment expenses are also impacted by trends including frequency and severity as well as changes in the legislative and regulatory environment. In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty in the ultimate settlement of the liabilities gross of reinsurance include inadequate loss development

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(Favorable) Unfavorable Prior Accident Year Development

	For the years ended December 31,
	2020	2019	2018
Workers’ compensation	$(110)	$(120)	$(164)
Workers’ compensation discount accretion	35	33	40
General liability	237	61	52
Marine	3	8	—
Package business	(58)	(47)	(26)
Commercial property	(4)	(11)	(12)
Professional liability	(14)	29	(12)
Bond	(19)	(3)	2
Assumed reinsurance	(6)	3	—
Automobile liability - Commercial Lines	27	27	(15)
Automobile liability - Personal Lines	(61)	(38)	(18)
Homeowners	7	3	(25)
Net asbestos reserves	(2)	—	—
Net environmental reserves	—	—	—
Catastrophes	(529)	(42)	(49)
Uncollectible reinsurance	(8)	(30)	22
Other reserve re-estimates, net	54	46	38
Prior accident year development, including full benefit for the ADC cession	(448)	(81)	(167)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	312	16	—
Total prior accident year development	$(136)	$(65)	$(167)
[1] The change in deferred gain for the year ended December 31, 2020 included $210 of adverse development on A&E reserves in excess of ceded premium paid and included $102 of adverse development on Navigators 2018 and prior accident year reserves, within professional liability, marine, general liability, prior accident year catastrophes, and assumed reinsurance.
2020 re-estimates of prior accident year reserves
Workers’ compensation reserves were reduced on national account business within middle & large commercial, driven by lower than previously estimated claim severity for the 2015 and prior accident years, including on captives business, and were reduced in small commercial due to lower than expected claim severity for the 2013 to 2018 accident years.
General liability reserves were increased primarily due to a $254 increase in reserves for sexual molestation and sexual abuse claims related to cases brought against religious and other organizations that were insureds of the Company, partly offset by a decrease in reserves for other mass torts and extra contractual liability claims. The sexual molestation and sexual abuse exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods, which can raise complex coverage issues with significant effects on the ultimate scope of coverage. This increase in reserves reflects an increase in claim incidence largely due to reviver statutes, which is legislation passed in a number of states that provides an opportunity for claimants to file claims for a period of time despite the fact that the original statute of limitations had expired. The reserve increase in 2020 was principally from claims asserted against the Boy Scouts of America (“Boy Scouts”). The reserve increase for Boy Scouts was partially driven by the impact of claim filings on and around the November 16, 2020 deadline to file claims in the Boy Scouts’ Chapter 11 bankruptcy. Various subsidiaries of the Company issued primary, umbrella and excess general liability policies to the Boy Scouts for various policies periods between 1971 and 1983, including seven years of primary coverage from 1971 through 1977. However, it is the Company’s position that the 1976 and 1977 primary policy years were fully released and all the Company’s obligations extinguished by virtue of a prior settlement agreement with Boy Scouts. Further, the Company disputes the extent of its obligations to Boy Scouts and the validity of certain claims filed against Boy Scouts in the bankruptcy. As such, there are significant uncertainties regarding the ultimate number and severity of the claims against Boy Scouts, the potential for additional reviver activity, and the inherent risks associated with legal determinations to be made by the bankruptcy court and in coverage litigation.
In addition, general liability reserve increases on construction account business were largely offset by decreases in ULAE reserves. Reserves were increased for guaranteed cost construction business for accident years 2014 to 2019 as incurred losses are developing higher than previously expected for premises and operations claims and product liability claims, partly due to a change in industry mix and a heavier concentration of losses in California than initially assumed, as well as increased reserves for middle market and complex liability claims for accident year 2018 largely due to higher than expected severity. Also contributing were increases in reserves on primary layer construction account business within global specialty, mainly related to accident years 2015 to 2017, which is included as a component of the change in deferred gain under retroactive reinsurance in the above table.
Marine reserves were increased principally due to an increase in domestic marine liability, mostly in accident years 2017 and 2018 due to a higher number of large losses. The increase in marine reserves is included as a component of the change in deferred gain under retroactive reinsurance in the above table.
Package business reserves decreased for accident years 2014 to 2017 largely due to lower estimates of allocated loss adjustment expenses.
Commercial property reserves were decreased for accident year 2019 due to favorable developments on marine and middle market property claims.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
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
Bond reserves were reduced within contract surety driven by both favorable loss development on the 2015 to 2017 accident years and higher than expected loss recoveries on older accident years
Assumed reinsurance reserves were increased for accident year 2018 mostly due to higher accident and health reserve estimates for medical professionals on assumed casualty business. These reserve increases are included as a component of the change in deferred gain under retroactive reinsurance in the above table.
Automobile liability reserves were decreased in Personal Lines principally due to lower than previously expected AARP Direct automobile liability claim severity for the 2017 to 2019 accident years. Automobile liability reserves were increased in Commercial Lines primarily due to higher than expected large losses within middle & large commercial, predominantly within the 2015 to 2019 accident years.
Catastrophes reserves were reduced, primarily due to a reduction in estimated reserves for 2017 and 2018 California wildfires and a reduction in estimated catastrophes for wind and hail events in the 2017 to 2019 accident years, partially offset by an increase in reserves for 2019 typhoons Hagibis and Faxai in Asia. The reduction in reserves for the 2017 and 2018 wildfires was largely due to recognizing a $289 subrogation benefit in the second quarter of 2020 from PG&E Corporation and Pacific Gas and Electric Company (together, “PG&E”) as well as a reduction in gross estimated losses on those wildfires.
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
Asbestos and environmental reserves were reviewed in fourth quarter 2020 resulting in a $218 increase in reserves before ADC reinsurance, including $127 for asbestos and $91 for environmental. Of the $218 increase in A&E reserves, the Company ceded $220 to the A&E ADC resulting in a net reserve release of $2. Of the $220 of adverse development ceded to the A&E ADC, the Company recognized a $210 deferred gain on retroactive reinsurance, representing the amount of losses ceded to the ADC in excess of ceded premium paid. For additional information related to the adverse development cover with NICO, see the Adverse Development Covers section below and Note 15 - Commitments and Contingencies.
Other reserve re-estimates, net, primarily represents an increase in unallocated loss adjustment expense ('ULAE") reserves in Property & Casualty Other Operations that was largely driven by an increase in gross asbestos and environmental reserves.
2019 re-estimates of prior accident year reserves
Workers’ compensation reserves were reduced, principally in small commercial driven by lower than previously estimated claim severity for the 2014 through 2017 accident years and, to a lesser extent, in national accounts due to lower estimated claim severity, primarily for accident years 2013 and prior.
General liability reserves were increased, primarily due to reserve increases in small commercial for accident years 2017 and 2018 due to higher frequency of high-severity bodily injury claims, reserve increases in middle & large commercial for accident years 2015 to 2018 due to higher estimated severity, as well as increased estimated severity on the acquired Navigators Group book of business related to U.S. construction, premises liability, products liability and excess casualty, mostly related to accident years 2014 to 2017. In addition, an increase in reserves for mass torts for 2009 and prior accident years was offset by a decrease in reserves for extra contractual liability claims for more recent accident years, including the 2018 accident year.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
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
Asbestos and environmental reserves were unchanged as $238 of adverse development arising from the fourth quarter 2018 comprehensive annual review was offset by a $238 recoverable from NICO. For additional information related to the adverse development cover with NICO, see the Adverse Development Covers section below and Note 15 - Commitments and Contingencies.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. As of December 31, 2020, the Company has incurred $860 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $640 of available limit remaining under the A&E ADC. As a result, the Company has recorded a $210 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $860 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings, which may be significant. Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased the Navigators ADC, an aggregate excess of loss reinsurance agreement covering adverse reserve development, from NICO on behalf of Navigators Insurers. Under the Navigators ADC, the Navigators Insurers paid NICO a reinsurance premium of $91 in exchange for reinsurance coverage of $300 of adverse net loss reserve development that attaches $100 above the Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018 subject to the treaty of $1.816 billion for accidents and losses prior to December 31, 2018.
As of December 31, 2020, the Company has recorded a reinsurance recoverable under the Navigators ADC of $209 as estimated cumulative loss development on the 2018 and prior accident year reserves of $309 exceed the $100 deductible. While the reinsurance recoverable is $209, the Company has also recorded a $118 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. Of the $118 of cumulative ceded losses in excess of ceded premium paid, $102 was recognized as a deferred gain in 2020 and $16 was recognized as a deferred gain in 2019. As the Company has ceded $209 of the $300 available limit, there is $91 of remaining limit available as of December 31, 2020.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses As of December 31, 2020

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Accident Years Displayed in Triangles	Cumulative Paid for Accident Years Displayed in Triangles	Unpaid for Accident Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Workers' compensation	$18,864	$(10,633)	$2,671	$336	$(352)	$10,886	$1,970	$12,856
General liability	6,201	(2,946)	713	137	—	4,105	740	4,845
Marine	1,379	(1,128)	18	10	—	279	216	495
Package business	6,940	(5,248)	66	94	—	1,852	17	1,869
Commercial property	3,365	(2,936)	28	18	—	475	221	696
Commercial automobile liability	3,804	(2,775)	16	21	—	1,066	78	1,144
Commercial automobile physical damage	176	(167)	4	—	—	13	(1)	12
Professional liability	2,164	(1,080)	65	35	—	1,184	689	1,873
Bond	635	(310)	28	28	—	381	13	394
Assumed Reinsurance	1,198	(986)	3	3	—	218	41	259
Personal automobile liability	11,463	(10,153)	29	60	—	1,399	28	1,427
Personal automobile physical damage	1,279	(1,262)	5	3	—	25	—	25
Homeowners	6,770	(6,435)	6	31	—	372	3	375
Other ongoing business			208	(2)	(15)	191	294	485
Asbestos and environmental [1]			938	—	—	938	1,429	2,367
Other operations [1]			349	164	—	513	(13)	500
Total P&C	$64,238	$(46,059)	$5,147	$938	$(367)	$23,897	$5,725	$29,622
[1]Asbestos and environmental and other operations include asbestos, environmental and other latent exposures not foreseen when coverages were written, including, but not limited to, potential liability for pharmaceutical products, silica, talcum powder, head injuries, lead paint, construction defects, sexual molestation and sexual abuse and other long-tail liabilities. These reserve lines do not have significant paid or incurred loss development for the most recent ten accident years and therefore do not have loss development displayed in triangles.
The reserve lines in the above table and the loss triangles that follow represent the significant lines of business for which the Company regularly reviews the appropriateness of reserve levels. These reserve lines differ from the reserve lines reported on a statutory basis, as prescribed by the National Association of Insurance Commissioners ("NAIC"). The cumulative incurred losses displayed in the above table include the full reinsurance benefit of ceding $209 of losses to the Navigators ADC even though $118 of that benefit has been recorded as a deferred gain within other liabilities and recognized as a charge to earnings within incurred loss and loss adjustment expenses included in the consolidated statement of operations. The $209 of Navigators Insurers losses ceded to the Navigators ADC included in the following triangles $53 for general liability, $53 for professional liability, $24 for assumed reinsurance, $12 for commercial automobile, $38 for marine and $5 for commercial property and included $24 for older accident years and lines of business that are not in the following triangles.
The following loss triangles present historical loss development for incurred and paid claims by accident year, including loss development on Navigators Insurers reserves prior to and after the May 23, 2019 acquisition date. Because the loss triangles include pre-acquisition date changes in ultimate incurred loss estimates for Navigators Insurers’ reserves, changes in reserve development evident in the incurred loss triangles may differ from prior accident year development recorded by the Company as shown in the (Favorable) Unfavorable Prior Accident Year Development table above as that only includes changes in Navigators Insurers’ reserves post acquisition. In addition, the incurred loss triangles include reserve development on both catastrophe and non-catastrophe claims whereas the (Favorable) Unfavorable Prior Accident Year Development table above shows the total amount of catastrophe reserve development across all lines of business on a single line.
Triangles are limited to the number of years for which claims incurred typically remain outstanding, not exceeding ten years. Short-tail lines, which represent claims generally expected to be paid within a few years, have three years of claim development displayed. For marine, commercial property, professional liability and assumed reinsurance lines, the Company has provided nine years of claims development as data for earlier periods was not available for the Lloyds syndicate. IBNR reserves shown in loss triangles include reserve for incurred but not reported claims as well as reserves for expected development on reported claims. Incurred and cumulative paid losses in currencies other than the

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
U.S. dollar have been converted into U.S. dollars using the exchange rates as of December 31, 2020.
Workers' Compensation

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves	Claims Reported
2011	$2,013	$2,099	$2,204	$2,206	$2,221	$2,224	$2,232	$2,242	$2,239	$2,235	$291	177,961
2012		2,185	2,207	2,207	2,181	2,168	2,169	2,154	2,146	2,135	325	171,494
2013			2,020	1,981	1,920	1,883	1,861	1,861	1,850	1,831	378	151,422
2014				1,869	1,838	1,789	1,761	1,713	1,692	1,679	437	126,217
2015					1,873	1,835	1,801	1,724	1,714	1,699	477	113,966
2016						1,772	1,772	1,780	1,767	1,748	574	112,058
2017							1,862	1,869	1,840	1,822	753	111,510
2018								1,916	1,917	1,915	854	117,999
2019									1,937	1,935	1,033	117,698
2020										1,865	1,412	84,062
Total										$18,864

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$371	$841	$1,156	$1,368	$1,518	$1,622	$1,690	$1,746	$1,786	$1,811
2012		359	809	1,106	1,313	1,436	1,529	1,587	1,644	1,678
2013			304	675	917	1,071	1,175	1,260	1,304	1,339
2014				275	598	811	960	1,041	1,099	1,137
2015					261	576	778	909	1,004	1,068
2016						255	579	779	908	1,003
2017							261	575	778	900
2018								283	624	837
2019									291	637
2020										223
Total										$10,633

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
General Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves	Claims Reported
2011	$431	$420	$408	$405	$404	$416	$417	$426	$420	$416	$40	22,394
2012		423	402	399	392	410	408	421	413	407	50	16,597
2013			455	442	456	484	488	502	505	508	62	13,867
2014				506	475	481	494	513	522	515	78	14,722
2015					556	560	554	594	633	647	110	15,382
2016						613	583	607	633	632	176	16,479
2017							626	614	613	616	258	15,943
2018								692	669	697	395	16,881
2019									821	826	638	15,191
2020										937	850	9,265
Total										$6,201

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$15	$61	$123	$200	$255	$303	$330	$348	$362	$368
2012		13	55	101	170	233	280	305	323	332
2013			13	53	141	233	320	372	398	422
2014				15	42	130	214	304	358	402
2015					10	55	156	278	409	477
2016						12	52	131	283	368
2017							15	67	156	255
2018								21	83	177
2019									29	100
2020										45
Total										$2,946

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Marine

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves [1]	Claims Reported
2012	$195	$220	$180	$169	$163	$164	$168	$164	$164	$2	6,782
2013		149	152	134	136	140	135	138	140	(3)	6,623
2014			163	160	158	165	164	169	167	(3)	7,122
2015				158	146	146	148	133	138	(5)	10,114
2016					140	143	138	148	150	(7)	13,112
2017						160	187	175	174	(12)	15,498
2018							144	161	154	(12)	13,808
2019								144	142	20	7,989
2020									150	76	3,451
Total									$1,379
[1]IBNR reserves are negative for some accident years as all losses ceded to the Navigators ADC are ceded as IBNR even though the gross losses being ceded include both reported losses and IBNR components. In addition, the collection of subrogation lags payment of the losses.

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$51	$101	$125	$139	$148	$152	$155	$159	$158
2013		42	82	100	112	119	121	126	133
2014			41	81	116	131	151	156	159
2015				40	85	116	126	134	139
2016					35	80	106	122	132
2017						48	111	142	154
2018							37	104	138
2019								36	83
2020									32
Total									$1,128

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Package Business

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves	Claims Reported
2011	$810	$792	$790	$800	$808	$814	$813	$812	$807	$807	$24	61,097
2012		736	725	728	731	736	735	739	732	732	30	59,871
2013			579	565	573	585	586	592	586	587	29	43,620
2014				566	578	601	602	603	603	593	44	43,207
2015					582	588	585	583	588	581	56	42,121
2016						655	638	632	625	611	78	43,922
2017							695	702	692	657	114	46,366
2018								719	724	688	169	44,273
2019									813	769	256	41,800
2020										915	412	56,548
Total										$6,940

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$377	$555	$621	$684	$727	$748	$762	$772	$774	$776
2012		286	486	560	616	652	673	687	694	697
2013			225	339	414	467	504	522	541	549
2014				226	345	416	468	507	525	535
2015					212	332	383	445	486	505
2016						225	353	410	465	500
2017							235	372	447	496
2018								237	402	451
2019									254	413
2020										326
Total										$5,248

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Property

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves	Claims Reported
2012	$369	$333	$334	$335	$337	$335	$334	$333	$332	$—	26,860
2013		268	252	254	252	249	248	247	247	—	21,610
2014			293	281	282	280	279	280	280	—	21,025
2015				299	301	302	301	305	304	1	21,020
2016					406	420	399	406	408	1	23,758
2017						577	516	455	438	6	24,332
2018							450	437	424	26	21,630
2019								476	437	21	20,791
2020									495	162	18,628
Total									$3,365

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$182	$296	$317	$326	$331	$331	$331	$330	$330
2013		161	223	238	243	242	244	245	245
2014			170	250	270	279	279	279	280
2015				179	257	285	296	302	303
2016					215	342	378	396	401
2017						229	379	412	428
2018							188	344	379
2019								214	349
2020									221
Total									$2,936

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves	Claims Reported
2011	$272	$310	$356	$356	$366	$365	$363	$362	$363	$363	$6	39,302
2012		311	377	391	402	395	389	387	388	388	6	36,052
2013			311	318	334	341	340	339	335	334	8	32,239
2014				309	317	331	337	341	334	333	8	29,609
2015					308	358	372	356	356	359	12	28,541
2016						385	393	390	391	392	25	29,145
2017							372	383	379	383	37	26,279
2018								349	396	405	86	24,402
2019									417	431	194	24,604
2020										416	321	14,930
Total										$3,804

Cumulative Paid Losses & Allocated Loss Adjustment Expense, Net of Reinsurance
	For the years ended December 31
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$63	$133	$211	$274	$316	$339	$348	$353	$354	$355
2012		65	143	234	307	346	359	372	376	378
2013			62	130	202	259	295	311	321	323
2014				59	131	197	252	299	309	318
2015					62	142	207	267	314	335
2016						65	147	232	303	339
2017							60	134	211	285
2018								62	153	239
2019									63	153
2020										50
Total										$2,775

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2018	2019	2020	IBNR Reserves	Claims Reported
2018	$62	$62	$61	$1	20,561
2019		63	64	1	19,828
2020			51	2	13,796
Total			$176

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2018	2019	2020
2018	$54	$60	$60
2019		56	62
2020			45
Total			$167

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Professional Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves	Claims Reported
2012	$242	$238	$238	$218	$221	$221	$219	$225	$217	$11	7,036
2013		207	195	187	174	174	173	171	171	22	5,972
2014			187	183	181	178	179	182	183	26	6,717
2015				164	174	179	190	214	207	40	7,215
2016					183	176	203	197	196	53	8,345
2017						205	203	232	226	63	9,362
2018							248	281	277	101	9,913
2019								298	317	196	9,297
2020									370	325	6,236
Total									$2,164

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$17	$67	$100	$139	$155	$168	$172	$175	$175
2013		10	44	67	88	116	131	137	143
2014			8	38	74	108	131	135	146
2015				9	40	85	107	125	141
2016					8	51	88	112	125
2017						11	48	88	123
2018							15	73	130
2019								21	78
2020									19
Total									$1,080

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Bond

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves	Claims Reported
2011	$74	$78	$78	$76	$71	$71	$71	$71	$72	$71	$9	2,135
2012		71	70	61	55	49	49	45	48	48	13	1,728
2013			64	58	55	48	49	39	35	34	14	1,463
2014				71	67	66	67	59	59	60	13	1,386
2015					67	67	63	60	54	48	17	1,394
2016						61	61	61	56	52	29	1,335
2017							63	90	101	94	34	1,682
2018								68	68	72	37	1,573
2019									72	73	60	1,514
2020										83	77	1,505
Total										$635

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$12	$40	$52	$57	$58	$60	$60	$60	$61	$62
2012		12	25	26	24	26	26	34	35	35
2013			3	9	17	19	19	19	20	20
2014				18	31	40	43	43	45	46
2015					9	20	24	31	34	32
2016						2	12	15	20	22
2017							5	46	55	53
2018								6	16	23
2019									3	13
2020										4
Total										$310

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assumed Reinsurance

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves	Claims Reported
2012	$107	$99	$93	$88	$115	$120	$119	$120	$120	$—	1,441
2013		115	119	103	105	102	102	103	104	—	1,647
2014			119	142	122	118	115	116	116	—	1,760
2015				102	92	94	94	95	96	—	1,497
2016					89	91	98	100	102	(1)	1,626
2017						129	153	162	157	—	1,966
2018							129	128	130	(14)	1,960
2019								181	190	38	2,025
2020									183	110	833
Total									$1,198

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$38	$77	$83	$85	$112	$118	$118	$119	$119
2013		53	83	91	98	100	101	103	103
2014			66	119	106	109	112	113	114
2015				42	65	77	83	91	94
2016					36	66	84	90	95
2017						44	116	135	145
2018							25	112	134
2019								62	132
2020									50
Total									$986

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Personal Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves	Claims Reported
2011	$1,181	$1,170	$1,180	$1,173	$1,166	$1,154	$1,154	$1,153	$1,153	$1,153	$4	221,891
2012		1,141	1,149	1,146	1,142	1,133	1,130	1,130	1,130	1,129	5	210,757
2013			1,131	1,145	1,144	1,153	1,152	1,153	1,157	1,156	7	205,480
2014				1,146	1,153	1,198	1,200	1,199	1,202	1,201	8	209,013
2015					1,195	1,340	1,338	1,330	1,331	1,328	15	216,871
2016						1,407	1,402	1,393	1,397	1,395	28	215,797
2017							1,277	1,275	1,228	1,214	50	187,408
2018								1,108	1,104	1,072	105	155,821
2019									1,018	1,010	220	138,430
2020										805	400	90,933
Total										$11,463

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$447	$826	$1,006	$1,088	$1,126	$1,140	$1,145	$1,146	$1,146	$1,148
2012		441	818	986	1,067	1,104	1,114	1,120	1,122	1,123
2013			442	816	1,002	1,091	1,121	1,135	1,142	1,144
2014				430	843	1,032	1,125	1,165	1,182	1,186
2015					475	935	1,142	1,243	1,292	1,304
2016						505	968	1,188	1,308	1,345
2017							441	836	1,033	1,123
2018								359	710	888
2019									323	654
2020										238
Total										$10,153

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Personal Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2018	2019	2020	IBNR Reserves	Claims Reported
2018	$509	$498	$488	$1	305,389
2019		445	442	—	276,688
2020			349	(6)	199,623
Total			$1,279

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2018	2019	2020
2018	$474	$491	$488
2019		427	441
2020			333
Total			$1,262

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Homeowners

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves	Claims Reported
2011	$955	$920	$919	$916	$914	$911	$908	$907	$907	$907	$—	179,405
2012		774	741	741	741	739	738	738	738	737	—	142,855
2013			673	638	637	634	632	630	629	630	1	113,546
2014				710	707	702	700	698	698	698	—	121,914
2015					690	703	690	684	684	684	1	119,981
2016						669	673	663	658	658	2	119,742
2017							866	889	884	783	6	124,581
2018								903	910	673	(11)	102,603
2019									501	475	27	83,915
2020										525	89	82,246
Total										$6,770

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$709	$871	$891	$899	$903	$905	$908	$907	$908	$907
2012		547	696	719	727	731	734	735	736	736
2013			467	590	611	622	626	627	628	628
2014				526	663	684	691	695	697	697
2015					487	645	665	674	680	681
2016						481	621	640	649	653
2017							538	747	795	757
2018								484	712	616
2019									318	425
2020										335
Total										$6,435
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As losses for a given accident year emerge or develop in subsequent periods, reserving actuaries use other methods to estimate ultimate unpaid losses in addition to the expected loss ratio method. These primarily include paid and reported loss development methods, frequency/severity techniques and the Bornhuetter-Ferguson method (a combination of the expected loss ratio and paid development or reported development method). Within any one line of business, the methods that are given more weight vary based primarily on the maturity of the accident year, the mix of business and the particular internal and external influences impacting the claims experience or the methods. The output of the reserve reviews are reserve estimates that are referred to as actuarial indications.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Workers' compensation	15.2%	19.1%	12.4%	8.3%	5.7%	4.2%	2.6%	2.3%	1.7%	1.1%
General liability	2.9%	8.2%	14.6%	18.4%	16.2%	10.9%	6.6%	4.5%	2.8%	1.5%
Marine	26.1%	32.4%	18.4%	8.4%	7.0%	2.8%	2.2%	3.9%	(0.5%)
Package business	37.5%	21.7%	10.0%	8.6%	6.0%	2.9%	2.1%	1.2%	0.3%	0.3%
Commercial property	53.6%	30.9%	7.6%	3.2%	0.9%	0.3%	0.2%	(0.1%)	(0.1%)
Commercial automobile liability	16.2%	20.8%	20.9%	17.7%	11.4%	4.9%	2.7%	1.1%	0.5%	0.2%
Commercial automobile physical damage	88.2%	10.1%	(0.5%)
Professional liability	5.4%	19.0%	18.2%	14.5%	10.4%	6.3%	3.9%	2.0%	—%
Bond	12.7%	24.3%	11.7%	4.9%	2.4%	0.1%	5.3%	1.2%	0.1%	2.1%
Assumed Reinsurance	36.3%	38.7%	8.8%	4.9%	8.0%	2.5%	1.0%	0.3%	(0.1%)
Personal automobile liability	35.5%	33.2%	15.8%	7.6%	3.1%	1.1%	0.5%	0.1%	0.1%	0.1%
Personal automobile physical damage	96.5%	3.2%	(0.7%)
Homeowners	71.8%	22.7%	1.2%	0.4%	0.6%	0.3%	0.1%	0.1%	—%	—%
Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2020	2019	2018
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,256	$8,445	$8,512
Reinsurance recoverables [1]	247	239	209
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,009	8,206	8,303
Aetna U.S. group life and disability business acquisition [2]	—	—	42
Provision for unpaid losses and loss adjustment expenses
Current incurral year	4,511	4,385	4,470
Prior year's discount accretion	209	219	227
Prior incurral year development [3]	(445)	(410)	(324)
Total provision for unpaid losses and loss adjustment expenses [4]	4,275	4,194	4,373
Payments
Current incurral year	(2,288)	(2,277)	(2,377)
Prior incurral years	(2,000)	(2,114)	(2,135)
Total payments	(4,288)	(4,391)	(4,512)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,996	8,009	8,206
Reinsurance recoverables	237	247	239
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,233	$8,256	$8,445
[1] Includes a cumulative effect adjustment of $(1) representing an adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. See Note 1 - Basis of Presentation and Significant Accounting Policies.
[2]Amount recognized in 2018 represents an adjustment to Aetna U.S. group life and disability business reserves, net of reinsurance as of the acquisition date, upon finalization of the opening balance sheet.
[3]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[4]Includes unallocated loss adjustment expenses of $178, $178 and $194 for the years ended December 31, 2020, 2019 and 2018, respectively, that are recorded in insurance operating costs and other expenses in the Consolidated Statements of Operations.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Group Life, Disability and Accident Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2020			2019			2018
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$8,380			$8,636			$8,957
Amount of discount	(1,353)			(1,401)			(1,505)
Carrying value of liability for unpaid losses and loss adjustment expenses	$7,027			$7,235			$7,452
Weighted average discount rate	3.4%			3.4%			3.4%
Range of discount rate	2.1%	-	8.0%	2.1%	-	8.0%	2.1%	-	8.0%
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
2020 re-estimates of prior incurral year reserves
Group disability- Prior period reserve estimates decreased by approximately $365 largely driven by group long-term disability lower claim incidence and higher recoveries on prior incurral year claims, and a refund on the New York Paid Family Leave program.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $65 largely driven by lower-than-previously expected claim incidence in group life premium waiver.
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $15 driven by lower-than-expected emergence of prior year claims, especially for voluntary critical Illness and voluntary accident products.
2019 re-estimates of prior incurral year reserves
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
2018 re-estimates of prior incurral year reserves
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2020

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Incurral Years Displayed in Triangles	Cumulative Paid for Incurral Years Displayed in Triangles	Unpaid for Incurral Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Group long-term disability	$14,411	$(8,420)	$1,554	$182	$(1,233)	$6,494	$227	$6,721
Group life and accident, excluding premium waiver	5,888	(5,283)	163	4	(17)	755	3	758
Group short-term disability			117	4	—	121	—	121
Group life premium waiver			688	10	(103)	595	2	597
Group supplemental health			31	—	—	31	5	36
Total Group Benefits	$20,299	$(13,703)	$2,553	$200	$(1,353)	$7,996	$237	$8,233
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
Group Long-Term Disability

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR Reserves	Claims Reported
2011	$1,917	$1,761	$1,660	$1,659	$1,669	$1,660	$1,649	$1,638	$1,631	$1,615	$—	37,347
2012		1,829	1,605	1,539	1,532	1,530	1,515	1,504	1,486	1,479	—	35,626
2013			1,660	1,479	1,429	1,429	1,416	1,413	1,399	1,385	—	30,611
2014				1,636	1,473	1,430	1,431	1,431	1,408	1,395	—	31,756
2015					1,595	1,442	1,422	1,420	1,401	1,385	—	32,527
2016						1,651	1,481	1,468	1,437	1,417	1	33,244
2017							1,597	1,413	1,358	1,316	2	30,883
2018								1,647	1,387	1,309	6	28,364
2019									1,650	1,424	38	27,136
2020										1,686	885	15,861
Total										$14,411

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$118	$508	$743	$886	$996	$1,087	$1,167	$1,231	$1,286	$1,324
2012		108	483	708	835	933	1,014	1,080	1,138	1,185
2013			102	443	664	791	881	954	1,016	1,067
2014				103	448	675	801	884	960	1,025
2015					108	460	687	806	891	962
2016						112	479	705	819	907
2017							109	452	658	757
2018								105	447	639
2019									101	454
2020										100
Total										$8,420
Group Life and Accident, excluding Premium Waiver

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2018	2019	2020	IBNR Reserves	Claims Reported
2018	$1,952	$1,940	$1,950	$10	52,500
2019		1,902	1,866	19	57,109
2020			2,072	401	46,597
Total			$5,888

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2018	2019	2020
2018	$1,532	$1,916	$1,929
2019		1,471	1,830
2020			1,524
Total			$5,283
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 12 - Reserves For Unpaid Losses and Loss Adjustment Expenses
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

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Group long-term disability	7.4%	25.2%	15.6%	8.5%	6.4%	5.4%	4.6%	3.9%	3.3%	2.3%
Group life and accident, excluding premium waiver	77.0%	19.5%	0.7%
13. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits [1]
Liability balance, as of January 1, 2020	$635
Incurred	85
Paid	(85)
Change in unrealized investment gains and losses	3
Liability balance, as of December 31, 2020	$638
Reinsurance recoverable asset, as of January 1, 2020	$31
Incurred	(2)
Paid	(1)
Reinsurance recoverable asset, as of December 31, 2020	$28

Liability balance, as of January 1, 2019	$642
Incurred	86
Paid	(102)
Change in unrealized investment gains and losses	9
Liability balance, as of December 31, 2019	$635
Reinsurance recoverable asset, as of January 1, 2019	$27
Incurred	4
Paid	—
Reinsurance recoverable asset, as of December 31, 2019	$31
[1]Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities which are in the Corporate category.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 14 - Debt
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. DEBT
The Company’s long-term debt securities are issued by HFSG Holding Company, are unsecured obligations of HFSG Holding Company, and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company.
Debt is carried net of discount and issuance cost.
Interest expense on debt is included in the Corporate category for segment reporting.
Short-term and Long-term Debt by Issuance

	As of December 31,
	2020	2019
Revolving Credit Facilities	$—	$—
Senior Notes and Debentures
5.5% Notes, due 2020	—	500
2.8% Notes, due 2029	600	600
5.95% Notes, due 2036	300	300
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	409	409
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	300	300
4.4% Notes, due 2048	500	500
3.6% Notes, due 2049	800	800
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
3 Month LIBOR + 2.125% Notes, due 2067 [1]	500	500
8.125% Notes, due 2068	—	—
Total Notes and Debentures	4,482	4,982
Unamortized discount and debt issuance cost [2]	(130)	(134)
Total Debt	4,352	4,848
Less: Current maturities	—	500
Long-Term Debt	$4,352	$4,348
[1]In April 2017, the Company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments for this debenture into fixed interest payments of approximately 4.39%.
[2]This amount includes unamortized discount of $75 and $76 as of December 31, 2020 and 2019, respectively, on the 6.1% Notes, due 2041.
The effective interest rate on the 6.1% senior notes due 2041 is 7.9%. The effective interest rate on the remaining notes does not differ materially from the stated rate. The Company incurred interest expense of $236, $259 and $298 on debt for the years ended December 31, 2020, 2019 and 2018, respectively.
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
On August 19, 2019, The Hartford issued $600 of 2.8% senior notes (“2.8% Notes”) due August 19, 2029 and $800 of 3.6% senior notes (“3.6% Notes”) due August 19, 2049 for net proceeds of approximately $1.38 billion, after deducting underwriting discounts and expenses. Under both senior note issuances, interest is payable semi-annually in arrears on August 19 and February 19, commencing February 19, 2020. The Hartford, at its option, can redeem the 2.8% Notes and the 3.6% Notes at any time, in whole or part, at a redemption price equal to the greater of 100% of the principal amount being redeemed or a make-whole amount based on a comparable maturity US Treasury rate plus a basis point spread, plus any accrued and unpaid interest, except the make-whole amount is not applicable within the final three months of maturity for the 2.8% Notes and the final six months of maturity for the 3.6% Notes. The spread over the comparable maturity US Treasury rates for determining the make-whole amount is 20 and 25 basis points for the 2.8% Notes and 3.6% Notes, respectively.
After receiving proceeds from the issuance of the 2.8% Notes and 3.6% Notes, in third quarter 2019, The Hartford repaid $265 of 5.75% senior notes due 2023 that had been assumed in the Navigators Group acquisition and $800 of 5.125% senior notes due 2022 of the Hartford Financial Services Group, Inc., and recognized a loss on extinguishment of debt of $90.
On January 15, 2019, The Hartford repaid at maturity the $413 principal amount of its 6.0% senior notes.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 14 - Debt
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Junior Subordinated Debentures
Junior Subordinated Debentures by Issuance as of December 31, 2020

Issue	7.875% Debentures	3 Month LIBOR + 2.125%
Face Value	$600	$500
Interest Rate [1]	7.875% [2]	N/A	[3]
Call Date	April 15, 2022	February 15, 2022	[4]
Interest Rate Subsequent to Call Date [2]	3 Month LIBOR + 5.596%	3 Month LIBOR + 2.125%	[5]
Final Maturity	April 15, 2042	February 12, 2067
[1]Interest rate in effect until call date.
[2]Payable quarterly in arrears.
[3]Debentures were issued on the original call date of February 15, 2017. The interest rate is variable and resets quarterly.
[4]Although the original call date was February 15, 2017, a Replacement Capital Covenant associated with the debenture prohibits the Company from redeeming all or any portion of the notes on or prior to February 15, 2022, unless consent from covered bondholders is obtained.
[5]In April 2017, the company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the interest payments for the 3 Month LIBOR + 2.125% debenture into fixed interest payments of approximately 4.39%.
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
In July 2017, the U.K. Financial Conduct Authority ("FCA") announced that, by the end of 2021, it intends to stop persuading or compelling banks to report information used to set LIBOR, which could result in LIBOR no longer being published after 2021 or a determination by regulators that LIBOR is no longer representative of its underlying market. In December 2020, based on feedback from the banks that report information used to set LIBOR and following discussions with the FCA, the administrator of LIBOR, ICE Benchmark Administration, released a consultation on the potential for it to continue publication of the most widely-used U.S. dollar LIBOR rates until the end of June 2023. Subject to the results of the consultation, it is possible that some U.S. dollar LIBOR rates will continue to be available for a limited period beyond the end of 2021.The Company continues to monitor and assess the potential impacts of the discontinuation of LIBOR on its outstanding junior subordinated debentures.
Long-Term Debt
Long-term Debt Maturities (at par value) as of December 31, 2020

2021 - Current maturities	$—
2022	$—
2023	$—
2024	$—
2025	$—
Thereafter	$4,482
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
As of December 31, 2020, no borrowings were outstanding, no letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 14 - Debt
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group, The Hartford had two letter of credit facility agreements: the Club Facility and the Bilateral Facility, which were used to provide a portion of the capital requirements at Lloyd's. As of September 30, 2020, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million, or $78, were outstanding under the Club Facility and £18 million, or $23, was outstanding under the $25 Bilateral Facility. These agreements terminated on November 5, 2020.
On November 5, 2020, The Hartford entered into a new committed credit facility agreement with a syndicate of lenders (the “Club Facility”). The Club Facility has two tranches with one tranche extending a $104 commitment and the other tranche extending a £85 million ($116 as of December 31, 2020) commitment. In addition, on November 5, 2020, The Hartford entered into a new non-committed $25 credit facility with a lender (the “Bilateral Facility”). The term of both of these facilities is two years. The purpose of these facilities is to issue letters of credit that may be treated as Funds at Lloyd’s to support underwriting capacity provided by the Navigators Corporate Underwriters Limited to the Lloyd’s Syndicate 1221 for the 2021 and 2022 underwriting years of account (and prior open years). As of December 31, 2020, letters of credit with an aggregate face amount of $104 and £85 million, or $116, were outstanding under the Club Facility and no letters of credit were outstanding under the Bilateral Facility.
Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding The Hartford’s consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds at Lloyd’s, consistent with Lloyd’s requirements. As of December 31, 2020, The Hartford was in compliance with all financial covenants of both facilities.
Commercial Paper
On December 17, 2020, the Board of Directors terminated the HFSG Holding Company's commercial paper program, under which the maximum borrowings available were $750.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. FHLBB membership required the purchase of member stock and requires additional member stock ownership of 3% or 4% of any amount borrowed. Acceptable forms of collateral include real estate backed fixed maturities and mortgage loans and the amount of advances that can be taken is limited to a percentage of the fair value of the assets that ranges from a high of 97% for US government-backed fixed maturities maturing within 3 years to a low of 40% for A-rated commercial mortgage-backed fixed maturities maturing in 5 years or more. In its consolidated balance sheets, The Hartford presents the liability for advances taken based on use of the funds with advances for general corporate purposes presented in short- or long-term debt and advances to earn incremental investment income presented in other liabilities, consistent with other collateralized financing transactions such as securities lending and repurchase agreements. The Connecticut Department of Insurance permits Hartford Fire and HLA to pledge up to $1.2 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2021. The pledge limit is determined quarterly based on statutory admitted assets and capital and surplus of Hartford Fire and HLA, respectively.
As of December 31, 2020, there were no advances outstanding under the FHLBB facility.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 15 - Commitments and Contingencies
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
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims discussed in Note 12, Reserve for Unpaid Losses and Loss Adjustment Expense, and in the following discussion under the caption “COVID-19 Pandemic Business Income Insurance Coverage Litigation” and under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
COVID-19 Pandemic Business Income Insurance Coverage Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively the "Hartford Writing Companies”), and in some instances the Company itself, have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford Writing Companies for alleged losses resulting from the shutdown or suspension of their businesses due to the spread of COVID-19. More than 230 such lawsuits have been filed, of which more than 50 purport to be filed on behalf of broad nationwide or statewide classes of policyholders. These lawsuits have been filed in state and federal courts in roughly 31 states. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorney’s fees. Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.
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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. Many of these lawsuits remain in the earliest stages of litigation, many complaints are in the process of being amended, some have been dismissed voluntarily and may be refiled, while others have been dismissed through rulings in favor of the Hartford Writing Companies. Accordingly, little discovery has occurred. Some policyholders have appealed dismissals in favor of the Hartford Writing Companies; none of these appeals has been fully briefed at this time. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 15 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
For its Run-off A&E, as of December 31, 2020, the Company reported $702 of net asbestos reserves and $87 of net environmental reserves. In addition, the Company has recorded a $210 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of December 31, 2020, the Company has incurred $860 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $640 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 15 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. For more information on the A&E ADC, refer to Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses.
Unfunded Commitments
As of December 31, 2020, the Company has outstanding commitments totaling $1,119, of which $804 is primarily committed to fund limited partnerships and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $79 of the outstanding commitments relate to various funding obligations primarily associated with private debt and equity securities. The remaining outstanding commitments of $236 relate to mortgage loans. Of the $1,119 in total outstanding commitments, $149 are related to mortgage loan commitments which the Company can cancel unconditionally.
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
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2020 and 2019 the liability balance was $83 and $89, respectively. As of December 31, 2020 and 2019 amounts related to premium tax offsets of $0 and $2, respectively, were included in other assets.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and, in certain instances, enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2020 was $86. For this $86, the legal entities have posted collateral of $90 in the normal course of business. Based on derivative market values as of December 31, 2020, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. A downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $2 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 15 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company's evaluation of the required LCL for the Talcott Guarantees considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 6 - Investments. In response to significant economic stress experienced as a result of the COVID-19 pandemic, the Company increased the weight of both a moderate and severe recession scenario in our estimate of the LCL as of December 31, 2020. The Company has never experienced a loss on financial guarantees of this nature and we believe the risk of loss is remote.
16. EQUITY
Capital Purchase Program ("CPP") Warrants
CPP warrants were issued in 2009 as part of a program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008. The CPP warrants expired on June 26, 2019.
The declaration of common stock dividends by the Company in excess of a threshold triggered a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price and the number of shares deliverable for each warrant exercised (“Warrant Share Number”). Accordingly, the CPP warrant exercise price was $8.836 and the Warrant Share Number was 1.1 as of December 31, 2018. The exercise price was settled by the Company withholding the number of common shares issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of the Company's common stock on the trading day on which the warrants were exercised and notice was delivered to the warrant agent. CPP warrant exercises were 1.9 million and 0.3 million during the years ended December 31, 2019 and 2018, respectively.
Equity Repurchase Program
The Hartford’s $1.0 billion equity repurchase program authorized by its Board of Directors in February 2019, expired on December 31, 2020. For the years ended December 31, 2020 and 2019, The Hartford repurchased $150 (2.7 million shares) and $200 (3.4 million shares), respectively, of common stock under this program.
In December, 2020, the Company announced a $1.5 billion share repurchase authorization by the Board of Directors which is effective from January 1, 2021 through December 31, 2022. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, and other considerations.
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
Statutory Results
The U.S. domestic insurance subsidiaries of The Hartford prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, recognize a deferred gain on retroactive reinsurance within a special surplus account rather than as other liabilities, predominately use interest rate and mortality assumptions prescribed by the NAIC for life benefit reserves, generally carry bonds at amortized cost, and present reinsurance assets and liabilities net of reinsurance. For reporting purposes, statutory capital and surplus is referred to collectively as "statutory capital".

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 16 - Equity
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
U.S. Statutory Net Income

	For the years ended December 31,
	2020	2019	2018
Group Benefits Insurance Subsidiary	$310	$513	$390
Property and Casualty Insurance Subsidiaries	1,598	1,391	1,114
Life and annuity business sold in May, 2018	—	—	196
Total	$1,908	$1,904	$1,700
U.S. Statutory Capital

	As of December 31,
	2020	2019
Group Benefits Insurance Subsidiary	$2,601	$2,644
Property and Casualty Insurance Subsidiaries	10,795	10,208
Total	$13,396	$12,852
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
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which the Company operates generally establish minimum solvency requirements for insurance companies. All of the Company's international insurance subsidiaries expect to maintain capital levels in excess of the minimum levels required by the applicable regulatory authorities.
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
Corporate members of Lloyd's Syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the FAL capital requirement. The FAL is determined based on the syndicate’s solvency capital requirement of the syndicate under the Solvency II capital adequacy model, the current regulatory framework governing UK domiciled insurers, plus a Lloyd’s specific economic capital assessment.
Insurers domiciled in the United Kingdom may pay dividends to its parent out of its statutory profits subject to restrictions imposed under U.K. Company law and Solvency II. Belgium domiciled insurers may only pay dividends if, at the end of its previous fiscal year, the total amount of its assets, as reduced by its provisions and debts, are in excess of certain minimum capital thresholds calculated under Belgian law.
The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances more restrictive) limitations on the payment of dividends. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiaries, regulatory capital requirements , liquidity requirements of the individual operating company and are also dependent on the extent to which COVID-19 impacts our business, results of operations, financial condition, and liquidity.
In 2020, the Company received $350 of dividends from HLA and $127 from Hartford Funds. In addition, HFSG Holding Company received $900 of net dividends from P&C subsidiaries in 2020 which excludes $50 of P&C dividends that were subsequently contributed to a run-off P&C subsidiary and $78 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
The Company’s property and casualty insurance subsidiaries have dividend capacity of $1.7 billion for 2021, with $850 to $900 of net dividends expected in 2021.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 16 - Equity
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
HLA has dividend capacity of $295 in 2021 with $250 to $295 of dividends expected in 2021.
There are no current restrictions on HFSG Holding Company's ability to pay dividends to its stockholders.
Restricted Net Assets
The Company's insurance subsidiaries had net assets of $17.5 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval at December 31, 2020.
17. INCOME TAXES
Income Tax Expense
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income from continuing operations before income taxes included income from domestic operations of $2,222, $2,644 and $1,753 for the years ended December 31, 2020, 2019 and 2018, and income (losses) from foreign operations of $(102), $(84) and $0 for the years ended December 31, 2020, 2019 and 2018.
Income Tax Expense

	For the years ended December 31,
	2020	2019	2018
Income tax expense (benefit)
Current - U.S. federal	$410	$8	$(18)
Foreign	—	—	—
Total current	410	8	(18)
Deferred - U.S. federal	(20)	476	286
Foreign	(7)	(9)	—
Total deferred	(27)	467	286
Total income tax expense	$383	$475	$268
Income Tax Rate Reconciliation

	For the years ended December 31,
	2020	2019	2018
Tax provision at U.S. Federal statutory rate	$445	$538	$368
Tax-exempt interest	(46)	(56)	(66)
Increase in deferred tax valuation allowance	9	2	—
Sale of business	(8)	—	—
Carryback benefit	(5)	—	—
Tax law change	(6)	—	(39)
Other	(6)	(9)	5
Provision for income taxes	$383	$475	$268
Deferred Taxes
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities.
The Company predominantly pays non-income state taxes as a percentage of premiums written which are accounted for as policy acquisition costs. State income taxes were $3, $5 and $4 for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in other expenses. The Hartford has not recorded state deferred taxes, including net deferred tax assets from state operating loss carryforwards because the Company does not expect to earn state taxable income to utilize such state tax benefits.
Deferred Tax Assets (Liabilities)

	As of December 31,
	2020	2019
Deferred tax assets
Loss reserves and tax discount	$312	$214
Unearned premium reserve and other underwriting related reserves	384	385
Investment-related items	125	130
Employee benefits	282	287
Net operating loss carryover	11	84
Other	34	27
Total deferred tax assets	1,148	1,127
Valuation allowance	(4)	(4)
Deferred tax assets, net of valuation allowance	1,144	1,123
Deferred tax liabilities
Deferred acquisition costs	(120)	(143)
Net unrealized gains on investments	(758)	(458)
Other depreciable and amortizable assets	(220)	(223)
Total deferred tax liabilities	(1,098)	(824)
Net deferred tax asset	$46	$299
For the year ended December 31, 2020, the Company has utilized all US net operating loss carryforwards as a reduction of 2020 current tax liability. The Company has foreign net operating losses of $11 for which a valuation allowance of $4 has been established. While the foreign net operating losses ("NOLs") do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
Management has assessed the need for a valuation allowance against its deferred tax assets based on tax character and jurisdiction. In making the assessment, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of fixed income securities with

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 17 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.
Uncertain Tax Positions
Rollforward of Unrecognized Tax Benefits

	For the years ended December 31,
	2020	2019	2018
Balance, beginning of period	$14	$14	$9
Gross increases - tax positions in prior period	—	—	5
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	1	—	—
Balance, end of period	$15	$14	$14

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
Other Tax Matters
On March 27, 2020, as part of the business stimulus package in response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of net operating losses generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax ("AMT") credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property.
The legislation results in a benefit of $6 related to the ability to carryback non-insurance losses to recover taxes paid in prior years as described below. The changes to AMT recovery periods do not impact the Company due to the fact that the Company has received a refund or reduction of regular tax payable for all the remaining AMT credits in 2020.
For the year ended December 31, 2020 the Company recorded a tax benefit of $11 related to the expected carryback of losses from the Navigators Group 2019 pre-acquisition tax returns to recover taxes paid in prior years at the previous statutory tax rate of 35%, of which $6 was by virtue of the non-insurance carryback provision of the CARES Act.
Included in 2018 is a benefit of $39, primarily due to the elimination of the sequestration fee on alternative minimum tax credits included in the Tax Cuts and Jobs Act ("TCJA").
For the year ended December 31, 2020 the Company recorded a tax benefit of $8 related to the excess tax over GAAP basis on the sale of the continental Europe operations. Refer to Note 22 - Business Dispositions and Discontinued Operations.
The federal audits for the Company have been completed through 2013, and the Company is not currently under federal examination for any open years. The statute of limitations is closed through the 2016 tax year with the exception of NOL carryforwards utilized in open tax years. Management believes that adequate provision has been made in the Company's Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the Consolidated Financial Statements. The Company recognized net interest income of $1, $1 and $0 for the years ended December 31, 2020, 2019 and 2018. The Company has no interest payable as of December 31, 2020, 2019 and 2018. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.
18. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in AOCI, Net of Tax for the Year Ended December 31, 2020

	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized loss on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,684	$(3)	$9	$34	$(1,672)	$52
OCI before reclassifications	1,285	1	24	9	(92)	1,227
Amounts reclassified from AOCI	(135)	—	(21)	—	47	(109)
OCI, net of tax	1,150	1	3	9	(45)	1,118
Ending balance	$2,834	$(2)	$12	$43	$(1,717)	$1,170

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 18 - Accumulated Other Comprehensive Income (Loss), Net of Tax
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in AOCI, Net of Tax for the Year Ended December 31, 2019

	Changes in
	Net Unrealized Gain on Fixed Maturities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$24	$(4)	$(5)	$30	$(1,624)	$(1,579)
OCI before reclassifications [2]	1,797	1	22	4	(82)	1,742
Amounts reclassified from AOCI	(137)	—	(8)	—	34	(111)
OCI, net of tax	1,660	1	14	4	(48)	1,631
Ending balance	$1,684	$(3)	$9	$34	$(1,672)	$52
Changes in AOCI, Net of Tax for the Year ended December 31, 2018

	Changes in
	Net Unrealized Gain on Fixed Maturities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,931	$(3)	$18	$34	$(1,317)	$663
Cumulative effect of accounting changes, net of tax [1]	273	—	2	4	(284)	(5)
Adjusted balance, beginning of period	$2,204	$(3)	$20	$38	$(1,601)	$658
OCI before reclassifications [2]	(2,245)	—	8	(8)	(61)	(2,306)
Amounts reclassified from AOCI	65	(1)	(33)	—	38	69
OCI, net of tax	(2,180)	(1)	(25)	(8)	(23)	(2,237)
Ending balance	$24	$(4)	$(5)	$30	$(1,624)	$(1,579)
[1]Includes reclassification to retained earnings of $88 of stranded tax effects and $93 of net unrealized gains, net of tax, related to equity securities. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
[2]The reduction in AOCI included the effect of removing $758 of AOCI from the balance sheet when the life and annuity business was sold in May 2018.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 18 - Accumulated Other Comprehensive Income (Loss), Net of Tax
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reclassifications from AOCI

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Net Unrealized Gain on Fixed Maturities
Fixed maturities, AFS	$171	$174	$(80)	Net realized capital gains (losses)
	171	174	(80)	Total before tax
	36	37	(17)	Income tax expense
	—	—	(2)	Income from discontinued operations, net of tax
	$135	$137	$(65)	Net income
Unrealized Loss on Fixed Maturities with ACL [1]
Fixed maturities, AFS	$—	$—	$—	Net realized capital gains (losses)
	—	—	—	Total before tax
	—	—	—	Income tax expense
	—	—	1	Income from discontinued operations, net of tax
	$—	$—	$1	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$2	$6	Net realized capital gains (losses)
Interest rate swaps	29	4	30	Net investment income
Interest rate swaps	(7)	1	—	Interest expense
Foreign currency swaps	(1)	—	—	Net realized capital gains (losses)
Foreign currency swaps	5	3	—	Net investment income
	26	10	36	Total before tax
	5	2	8	Income tax expense
	—	—	5	Income from discontinued operations, net of tax
	$21	$8	$33	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$7	$7	$7	Insurance operating costs and other expenses
Amortization of actuarial loss	(67)	(50)	(55)	Insurance operating costs and other expenses
	(60)	(43)	(48)	Total before tax
	(13)	(9)	(10)	Income tax expense
	(47)	(34)	(38)	Net income
Total amounts reclassified from AOCI	$109	$111	$(69)	Net income
[1] Prior to January 1, 2020, includes OTTI in OCI on fixed maturities, AFS. See Note 1 - Basis of Presentation and Significant Accounting Policies.
19. EMPLOYEE BENEFIT PLANS
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
each pay period. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the dollar-for-dollar matching contributions of employee compensation in excess of the amount that can be contributed under the tax-qualified Investment and Savings Plan. An employee's eligible compensation includes overtime and bonuses but for the Investment and Savings Plan and Excess Savings Plan combined, is limited to $1 annually. The total cost to The Hartford for these plans was approximately $153, $156 and $134 for the years ended December 31, 2020, 2019 and 2018, respectively.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for the years ended December 31, 2020, 2019 and 2018 for these plans was immaterial.
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
Group Retiree Health Plan- The Company provides certain health care and life insurance benefits for eligible retired employees. The Company’s contribution for health care benefits are a function of the retiree’s date of retirement and years of service. In addition, the plan has a defined dollar cap for certain retirees which limits average Company contributions. The Hartford has prefunded a portion of the health care obligations through a trust fund where such prefunding can be accomplished on a tax effective basis. Beginning January 1, 2017, for retirees 65 and older who were participating in the Retiree PPO Medical Plan, the Company funds the cost of medical and dental health care benefits through contributions to a Health Reimbursement Account and covered individuals can access a variety of insurance plans from a health care exchange. Effective January 1, 2002, Company-subsidized retiree medical, retiree dental and retiree life insurance benefits were eliminated for employees with original hire dates with the Company on or after January 1, 2002. The Company also amended its postretirement medical, dental and life insurance coverage plans to no longer provide subsidized coverage for employees who retired on or after January 1, 2014.
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense under the defined benefit pension plan and group retiree health plan are the discount rate and the expected long-term rate of return on plan assets. The assumed discount rates and yield curve is based on high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. Based on all available market and industry information, it was determined that 2.65% and 2.36% were the appropriate discount rates as of December 31, 2020 to calculate the Company’s pension and other postretirement obligations, respectively.
The expected long-term rate of return considers the actual compound rates of return earned over various historical time periods. The Company also considers the investment volatility, duration and total returns for various time periods related to the characteristics of the pension obligation, which are influenced by the Company's workforce demographics. In addition, for the pension plan, the Company anticipates an allocation of approximately 60% in fixed income securities and 40% in non fixed income securities (global equities, hedge funds and private market alternatives) to derive an expected long-term rate of return. For the other post-retirement plans, the Company anticipates an allocation of approximately 70% in fixed income securities and 30% in non fixed income securities. Based upon these analyses, management determined the long-term rate of return assumption to be 6.00% and 5.60% for the Company's pension and other postretirement obligations, respectively, for the year ended December 31, 2020 and 6.45% and 6.00% for the Company's pension and other postretirement obligations, respectively, for the year ended December 31, 2019. To determine the Company's 2021 expense, the Company has assumed an expected long-term rate of return on plan assets of 5.40% and 4.90% for the Company's pension and other post retirement obligations, respectively.
Weighted Average Assumptions Used in Calculating the Benefit Obligations and the Net Amount Recognized

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2020	2019	2020	2019
Discount rate	2.65%	3.33%	2.36%	3.15%
Weighted Average Assumptions Used in Calculating the Net Periodic Benefit Cost for Pension Plans

	For the years ended December 31,
	2020	2019	2018
Discount rate	3.33%	4.35%	3.73%
Expected long-term rate of return on plan assets	6.00%	6.45%	6.60%

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Weighted Average Assumptions Used in Calculating the Net Periodic Benefit Cost for Other Postretirement Plans

	For the years ended December 31,
	2020	2019	2018
Discount rate	3.15%	4.23%	3.55%
Expected long-term rate of return on plan assets	5.60%	6.00%	6.60%
Assumed Health Care Cost Trend Rates

	For the years ended December 31,
	2020	2019	2018
Pre-65 health care cost trend rate	7.00%	7.00%	6.50%
Post-65 health care cost trend rate	N/A	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2033	2028
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
Change in Benefit Obligation

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2020	2019	2020	2019
Benefit obligation — beginning of year	$4,498	$4,000	$223	$220
Service cost	4	4	—	—
Interest cost	127	159	6	8
Plan participants’ contributions	—	—	11	13
Actuarial loss (gain)	12	48	(2)	6
Amendments	—	—	—	(2)
Changes in assumptions	437	488	16	19
Benefits and expenses paid	(203)	(201)	(34)	(41)
Benefit obligation — end of year	$4,875	$4,498	$220	$223
Changes in assumptions in 2020 primarily included a $434 increase in the benefit obligation for pension benefits as a result of a decrease in the discount rate from 3.33% as of the December 31, 2019 valuation to 2.65% as of the December 31, 2020 valuation. Changes in assumptions in 2019 included a $508 increase in the benefit obligation for pension benefits as a result of a decrease in the discount rate from 4.35% as of the December 31, 2018 valuation to 3.33% as of the December 31, 2019 valuation.
The cash balance plan pension benefit obligation was $443 and $420 as of December 31, 2020 and 2019, respectively. The interest crediting rate was 3.30% in 2020, 2019, and 2018.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Change in Plan Assets

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2020	2019	2020	2019
Fair value of plan assets — beginning of year	$3,914	$3,344	$75	$85
Actual return on plan assets	568	701	6	12
Employer contributions [1]	70	70	5	—
Benefits paid [2]	(177)	(176)	(23)	(22)
Expenses paid	(12)	(26)	—	—
Foreign exchange adjustment	—	1	—	—
Fair value of plan assets — end of year	$4,363	$3,914	$63	$75
Funded status — end of year	$(512)	$(584)	$(157)	$(148)
[1]Employer contributions in 2020 and 2019 to the U.S. qualified defined benefit pension plan were discretionary, made in cash, and did not include contributions of the Company’s common stock.
[2]Other postretirement benefits paid represent non-key employee postretirement medical benefits paid from the Company's prefunded trust fund.
The fair value of assets for pension benefits, and hence the funded status, presented in the table above excludes assets of $186 and $161 as of December 31, 2020 and 2019, respectively, held in rabbi trusts and designated for the non-qualified pension plans. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The rabbi trust assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, pension plan assets would have been $4,549 and $4,075 as of December 31, 2020 and 2019, respectively, and the funded status of pension benefits would have been $(326) and $(423) as of December 31, 2020 and 2019, respectively.
Defined Benefit Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2020	2019
Projected benefit obligation	$4,875	$4,498
Accumulated benefit obligation	$4,875	$4,498
Fair value of plan assets	$4,363	$3,914
Amounts Recognized in the Consolidated Balance Sheets

	Pension Benefits		Other Postretirement Benefits
	As of December 31,
	2020	2019	2020	2019
Other liabilities	$512	$584	$157	$148
Net Periodic Cost (Benefit)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2020	2019	2018	2020	2019	2018
Service cost	$4	$4	$4	$—	$—	$—
Interest cost	127	159	142	6	8	7
Expected return on plan assets	(215)	(226)	(227)	(4)	(4)	(7)
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Amortization of actuarial loss	60	44	49	7	6	6
Net periodic cost (benefit)	$(24)	$(19)	$(32)	$2	$3	$(1)
Amounts Recognized in Other Comprehensive Income (Loss)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2020	2019	2018	2020	2019	2018
Amortization of actuarial loss	$60	$44	$49	$7	$6	$6
Amortization of prior service credit	—	—	—	(7)	(7)	(6)
Net loss arising during the year	(106)	(88)	(91)	(11)	(18)	3
Prior service cost (credit)	—	—	—	—	2	—
Total	$(46)	$(44)	$(42)	$(11)	$(17)	$3

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in Accumulated Other Comprehensive Income (Loss), Before Tax, not yet Recognized as Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	As of December 31,
	2020	2019	2018	2020	2019	2018
Net loss	$(2,098)	$(2,052)	$(2,008)	$(136)	$(132)	$(120)
Prior service credit	—	—	—	60	67	72
Total	$(2,098)	$(2,052)	$(2,008)	$(76)	$(65)	$(48)
Pension Plan Assets
Investment Strategy and Target Allocation
The overall investment strategy of the Pension Plan is to maximize total investment returns to provide sufficient funding for present and anticipated future benefit obligations within the constraints of a prudent level of portfolio risk and diversification. With respect to asset management, the oversight responsibility of the Pension Plan rests with The Hartford’s Pension Investment Committee composed of individuals whose responsibilities include establishing overall objectives and the setting of investment policy; selecting appropriate investment options and ranges; reviewing the asset allocation mix and asset allocation targets on a regular basis; and monitoring performance to determine whether or not the rate of return objectives are being met and that policy and guidelines are being followed. The Company believes that the asset allocation decision will be the single most important factor determining the long-term performance of the Pension Plan.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Pension Plan Assets at Fair Value

	As of December 31, 2020				As of December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:	$75	$25	$—	$100	$34	$54	$—	$88
Fixed Income Securities:
Corporate	—	2,303	39	2,342	—	2,058	27	2,085
RMBS	—	41	1	42	—	61	—	61
U.S. Treasuries	—	47	—	47	—	101	—	101
Foreign government	—	16	9	25	—	17	1	18
CMBS	—	30	—	30	—	32	—	32
Other fixed income [1]	—	137	—	137	—	96	1	97
Mortgage Loans	—	—	161	161	—	—	131	131
Equity Securities:
Domestic	513	—	—	513	429	1	—	430
International	271	—	—	271	261	—	—	261
Total pension plan assets at fair value, in the fair value hierarchy [2]	$859	$2,599	$210	$3,668	$724	$2,420	$160	$3,304
Other Investments, at net asset value [3]:
Private Market Alternatives				451				358
Hedge funds				224				212
Total pension plan assets at fair value	$859	$2,599	$210	$4,343	$724	$2,420	$160	$3,874
[1]Includes ABS, municipal bonds, and CDOs.
[2]Excludes approximately $20 and $40 as of December 31, 2020 and 2019, respectively, of investment receivables net of investment payables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.
[3]Investments that are measured at net asset value per share or an equivalent and have not been classified in the fair value hierarchy.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Mortgage loans	Other [1]	Totals
Fair Value as of January 1, 2020	$27	$—	$1	$131	$1	$160
Realized gains (losses), net	—	—	—	—	(1)	(1)
Changes in unrealized gains, net	1	—	—	4	1	6
Purchases	14	1	9	32	—	56
Settlements	—	—	—	—	—	—
Sales	(3)	—	—	(6)	—	(9)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	(1)	—	(1)	(2)
Fair Value as of December 31, 2020	$39	$1	$9	$161	$—	$210

Fair Value as of January 1, 2019	$14	$1	$2	$133	$1	$151
Realized gains, net	3	—	—	—	—	3
Changes in unrealized gains, net	2	—	—	4	—	6
Purchases	7	—	—	—	—	7
Settlements	—	—	—	—	—	—
Sales	(3)	(1)	(1)	(6)	—	(11)
Transfers into Level 3	4	—	—	—	—	4
Transfers out of Level 3	—	—	—	—	—	—
Fair Value as of December 31, 2019	$27	$—	$1	$131	$1	$160
[1]"Other" includes U.S. Treasuries, Other fixed income and CMBS investments.
During the year ended December 31, 2020, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.
During the year ended December 31, 2019, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.
There was less than $1 in Company common stock included in the Pension Plan’s assets as of December 31, 2020 and 2019.
Other Postretirement Plan Assets at Fair Value

	As of December 31, 2020				As of December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments	$2	$—	$—	$2	$3	$—	$—	$3
Fixed Income Securities:
Corporate	—	16	—	16	—	18	—	18
RMBS	—	9	—	9	—	12	—	12
U.S. Treasuries	—	16	—	16	—	20	—	20
CMBS	—	1	—	1	—	1	—	1
Other fixed income	—	2	—	2	—	2	—	2
Equity Securities:
Large-cap	17	—	—	17	19	—	—	19
Total other postretirement plan assets at fair value	$19	$44	$—	$63	$22	$53	$—	$75
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2020 and 2019.
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

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 19 - Employee Benefit Plans
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
Expected Employer Contributions
The Company does not have a 2021 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2021. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2021 to make this determination.
Benefit Payments

Amounts of Benefits Expected to be Paid over the next Ten Years from Pension and other Postretirement Plans as of December 31, 2020

	Pension Benefits	Other Postretirement Benefits
2021	$223	$22
2022	229	20
2023	235	18
2024	242	17
2025	246	15
2026 - 2030	1,252	59
Total	$2,427	$151
20. STOCK COMPENSATION PLANS
The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2020, 2019 and 2018, the Company issued shares from treasury in satisfaction of stock-based compensation.
Stock-based compensation expense, included in insurance operating costs and other expenses in the consolidated statement of operations, was as follows:
Stock-Based Compensation Expense

	For the years ended December 31,
	2020	2019	2018
Stock-based compensation plans expense	$116	$125	$130
Income tax benefit	(20)	(21)	(27)
Excess tax benefit on awards vested, exercised and expired	(1)	(6)	(5)
Total stock-based compensation plans expense, net of tax	$95	$98	$98

The Company did not capitalize any cost of stock-based compensation. As of December 31, 2020, the total compensation cost related to non-vested awards not yet recognized was $68, which is expected to be recognized over a weighted average period of 2 years.
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
Stock Plan
Future stock-based awards may be granted under The Hartford's 2020 Stock Incentive Plan (the "Stock Incentive Plan") other than the Subsidiary Stock Plan and the Employee Stock Purchase Plan described below. The Stock Incentive Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The maximum number of shares, subject to adjustments set forth in the 2020 Stock Plan, that may be issued to Company employees and third-party service providers during the 10-year duration of the Stock Incentive Plan is the sum of 11,250,000 shares, any shares cancelled subsequent to February 29, 2020, plus any shares used for tax withholding purposes. If any award under an earlier incentive stock plan is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the Stock Incentive Plan and such shares shall be added to the maximum limit. As of December 31, 2020, there were 11,735,111 shares available for future issuance.
The fair values of awards granted under the Stock Incentive Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally 3 years. For stock option awards to retirement-eligible employees the Company recognizes the expense over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 20 - Stock Compensation Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
considered non-substantive. Beginning with awards granted in 2017, employees with restricted stock units and performance shares receive accelerated vesting upon meeting certain retirement eligibility criteria.
Stock Option Awards
Under the Stock Incentive Plan, options granted have an exercise price at least equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is not to exceed 10 years. Options generally become exercisable over a period of three years commencing one year from the date of grant. Certain other options become exercisable at the later of three years from the date of grant or upon specified market appreciation of the Company's common shares.
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
Stock Options Valuation Assumptions

	For the years ended December 31,
	2020			2019			2018
Expected dividend yield	2.6%			2.5%			1.8%
Expected annualized spot volatility	22.2%	-	36.2%	20.7%	-	36.7%	20.8%	-	36.5%
Weighted average annualized volatility	30.9%			29.3%			29.0%
Risk-free spot rate	1.3%	-	1.6%	2.4%	-	2.6%	1.5%	-	2.9%
Expected term	6.6 years			5.9 years			5.7 years
Non-qualified Stock Option Activity Under the Stock Incentive Plan

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2020
Outstanding at beginning of year	5,846	$43.43
Granted	998	$55.27
Exercised	(128)	$24.15
Forfeited	(23)	$51.27
Expired	—	$—
Outstanding at end of year	6,693	$45.54	5.8	$34
Outstanding, fully vested and expected to vest	6,693	$63.59	5.8	$33
Exercisable at end of year	4,793	$42.62	4.7	$34
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2020, 2019, and 2018 was $12.97, $11.71 and $14.04, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $2, $16, and $14, respectively.
Share Awards
Share awards granted under the Stock Incentive Plan and outstanding include restricted stock units and performance shares.
Restricted Stock and Restricted Stock Units
Restricted stock units are share equivalents that are credited with dividend equivalents. Dividend equivalents are accumulated and paid in incremental shares when the underlying units vest. Restricted stock are shares of The Hartford's common stock with

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 20 - Stock Compensation Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
restrictions as to transferability until vested. Restricted stock units and restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. Generally, restricted stock units vest at the end of or over three years; certain restricted stock units vest at the end of five years. Beginning in 2017, restricted stock units vest at the earlier of an employee's retirement eligibility date or three years. Equity awards granted to non-employee directors generally vest in one year and were made in the form of restricted stock units in 2020, 2019 and 2018.
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
Performance share awards granted prior to 2020 that are not dependent on market conditions are valued equal to the market price of the Company's common stock on the date of grant less a discount for the absence of dividends. Performance share awards granted in 2020 that are not dependent on market conditions are valued equal to the market price of the Company’s common stock on the date of grant. Stock-compensation expense for these performance share awards without market conditions is based on a current estimate of the number of awards expected to vest based on the performance level achieved and, therefore, may change during the performance period as new estimates of performance are available.
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
Assumptions for Total Shareholder Return Performance Shares

	For the years ended December 31,
	2020			2019			2018
Volatility of common stock	19.6%			19.4%			20.8%
Average volatility of peer companies	18.0%	-	31.0%	16.0%	-	27.0%	17.0%	-	25.0%
Average correlation coefficient of peer companies	51.0%			50.0%			54.0%
Risk-free spot rate	1.2%			2.4%			2.4%
Term	3.0 years			3.0 years			3.0 years
Total Share Awards
Non-vested Share Award Activity Under the Stock Incentive Plan

	Restricted Stock and Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2020
Non-vested at beginning of year	3,912	$50.83	770	$52.31
Granted	1,323	$54.64	391	$55.62
Performance based adjustment, net			(73)	$50.09
Vested	(1,224)	$49.19	(276)	$50.90
Forfeited	(145)	$52.71	(22)	$53.54
Non-vested at end of year	3,866	$52.58	790	$54.82
The weighted average grant-date fair value per share of restricted stock units and restricted stock granted during the years ended December 31, 2020, 2019, and 2018 was $54.64, $50.49 and $53.11, respectively. The weighted average grant-
date fair value per share of performance shares granted during the years ended December 31, 2020, 2019, and 2018 was $55.62, $54.07 and $50.26, respectively.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 20 - Stock Compensation Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $73, $102 and $114, respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2020, 2019 and 2018.
Subsidiary Stock Plan
In 2013 the Company established a subsidiary stock-based compensation plan similar to the Stock Incentive Plan, except that it awards non-public subsidiary stock as compensation. The Company recognized stock-based compensation plan expense of $11, $11 and $9 in the years ended December 31, 2020, 2019 and 2018, respectively, for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company recognizes a noncontrolling equity interest. Employees are restricted from selling vested subsidiary stock to anyone other than the Company and the Company has discretion on the amount of stock to repurchase. Therefore, the subsidiary stock is classified as equity because it is not mandatorily redeemable. For the year ended December 31, 2020, the Company repurchased $10 in subsidiary stock.
Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Accordingly, the plan is a non-compensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2020, there were 3,743,847 shares available for future issuance. During the years ended December 31, 2020, 2019 and 2018, 340,653 shares, 213,472 shares, and 219,661 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $1.99, $2.82 and $2.56 during the years ended December 31, 2020, 2019 and 2018, respectively. The fair value is estimated based on the 5% discount off the market price per share on the last trading day of the offering period.
21. LEASES
The Hartford has operating leases for real estate and equipment. The right-of-use asset as of December 31, 2020 and 2019 was $209 and $191, respectively, and is included in property and equipment, net, in the Consolidated Balance Sheet. The lease liability as of December 31, 2020 and 2019 was $221 and $201, respectively, and is included in other liabilities in the Consolidated Balance Sheet. Variable lease costs include changes in interest rates on variable rate leases primarily for automobiles.
Components of Lease Expense

	For the years ended December 31,
	2020	2019
Operating lease cost	$52	$49
Short-term lease cost	—	2
Variable lease cost	—	1
Sublease income	(5)	(5)
Total lease costs included in insurance operating costs and other expenses	$47	$47
The total rental expense recognized in accordance with prior lease guidance was $56 in 2018, which excludes sublease rental income of $4 in 2018.
Supplemental Operating Lease Information

	For the years ended December 31,
	2020	2019
Operating cash flows for operating leases (for the twelve months ended)	$54	$50
Right-of-use asset obtained in exchange for new operating lease liabilities	49	42
Weighted-average remaining lease term in years for operating leases	7 years	6 years
Weighted-average discount rate for operating leases	3.1%	3.5%
Maturities of Operating Lease Liabilities as of December 31, 2020

Operating Leases
2021	$47
2022	42
2023	39
2024	30
2025	22
Thereafter	63
Total lease payments	243
Less: Discount on lease payments to present value	22
Total lease liability	$221

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 22 - Business Dispositions and Discontinued Operations
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. BUSINESS DISPOSITIONS AND DISCONTINUED OPERATIONS
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
After having recognized a loss on sale within discontinued operations of approximately $3.3 billion in 2017, the Company recognized a reduction in loss on sale of $202 in 2018. The reduction in loss on sale in 2018 primarily resulted from the reclassification to retained earnings of $193 of tax effects stranded in AOCI due to the accounting for Tax Reform and a $141 increase in estimated retained tax benefits, primarily net operating loss carryovers, partially offset by $104 of operating income from discontinued operations during the period up until the closing date and a reclassification of $10 of net unrealized capital gains from AOCI to retained earnings. See Note 1 - Adoption of New Accounting Standards within Basis of Presentation and Significant Accounting Policies, for additional information about the reclassifications from AOCI to retained earnings. The estimated amount of retained net operating loss carryovers depends on the estimated tax basis of the business sold which increased subsequent to the date the Company entered into the sale agreement. At closing, stockholders’ equity was further reduced for the amount of AOCI of the life and annuity business, which was approximately $758, largely consisting of net unrealized gains on investments, net of shadow DAC.
Cash inflows and outflows from and to the life and annuity business after closing were immaterial to the overall inflows and outflows of the Company. Additionally, the revenues and expenses presented in continuing operations related to pre-disposal operations were immaterial.
The Company has been managing invested assets of the life and annuity business sold in May 2018 for an initial term of five years and provided transition services through February, 2020.
The Hartford reported its 9.7% ownership interest in Hopmeadow Holdings LP, which is accounted for under the equity method, in other assets in the Consolidated Balance Sheet.
The Hartford recognizes its share of income in other revenues in the Consolidated Statement of Operations on a three month delay, when financial information from the investee becomes available. The Company recognized $42 and $66, before tax, of income in 2020 and 2019, respectively. Cash inflows for dividends received from Hopmeadow Holdings LP were $30 and $67, respectively. Other cash inflows and outflows from and to the life and annuity business after closing were immaterial to the overall inflows and outflows of the Company.
Major Classes of Assets and Liabilities Transferred to the Buyer in Connection with the Sale

Carrying Value as of
Closing
Assets
Cash and investments	$27,058
Reinsurance recoverables	20,718
Loss accrual [1]	(3,044)
Other assets	2,907
Separate account assets	110,773
Total assets held for sale	$158,412
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	$14,308
Other policyholder funds and benefits payable	28,680
Long-term debt	142
Other liabilities	2,222
Separate account liabilities	110,773
Total liabilities held for sale	$156,125
[1]Represents the estimated accrued loss on sale of the Company's life and annuity business.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 22 - Business Dispositions and Discontinued Operations
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation of the Major Line Items Constituting Pretax Profit (Loss) of Discontinued Operations

For the year ended December 31,
2018
Revenues
Earned premiums	$39
Fee income and other	382
Net investment income	519
Net realized capital losses	(68)
Total revenues	872
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	535
Amortization of DAC	58
Insurance operating costs and other expenses [1]	157
Total benefits, losses and expenses	750
Income before income taxes	122
Income tax expense	2
Income from operations of discontinued operations, net of tax	120
Net realized capital gain (loss) on disposal, net of tax	202
Income (loss) from discontinued operations, net of tax	$322
[1]Corporate allocated overhead has been included in continuing operations.
Cash Flows from Discontinued Operations included in the Consolidated Statement of Cash Flows

For the year ended December 31,
2018
Net cash provided by operating activities from discontinued operations	$603
Net cash provided by investing activities from discontinued operations	$463
Net cash used in financing activities from discontinued operations [1]	$(737)
[1]Excludes return of capital to parent of $619 for 2018.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 22 - Business Dispositions and Discontinued Operations
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Sale of Continental Europe Operations
On September 30, 2020, the Company entered into a definitive agreement to sell our Continental Europe Operations. The transaction is expected to close by the second quarter of 2021, subject to customary closing conditions, including regulatory approvals. The complete sale of the Continental Europe Operations consists of multiple arrangements designed as a single transaction. The assets and liabilities of the Continental Europe Operations have been classified as held for sale in the Company's Consolidated Balance Sheets as of December 31, 2020.
Total consideration less costs to sell is estimated to be approximately $14, resulting in an estimated loss on the sale of approximately $48, before tax, which has been recorded within net realized capital gains (losses) for the year ended December 31, 2020 in the Consolidated Statements of Operations. The
Company also recorded related income tax benefits of $18, for an estimated after tax loss of $30 on the sale, for the year ended December 31, 2020. The accrual for the estimated before tax loss is included as a reduction of the carrying value of assets held for sale in the Company's Consolidated Balance Sheets as of December 31, 2020. The Continental Europe Operations are reported under the Commercial Lines segment. The estimate of consideration less costs to sell of $14 includes an estimate of consideration that is contingent on how the ultimate amounts required to settle claims on 2020 and prior accident years, as determined at the end of 2024, compare with recorded reserves as currently estimated. The contingent consideration has been estimated at its fair value of $12 and could increase or decrease depending on how ultimate losses develop. Any change in the estimated fair value of contingent consideration in a future period would increase or decrease the estimated loss on sale in that period.
Carrying Value of Assets and Liabilities to be Transferred in Connection With the Sale [1]

As of December 31, 2020
Assets
Investments and cash	$142
Reinsurance recoverables and other	35
Total assets held for sale	177
Liabilities
Unpaid losses and loss adjustment expenses	84
Unearned premiums	31
Other liabilities	43
Total liabilities held for sale	$158
[1] As of December 31, 2020, the estimated fair value of the disposal group is $14 based on the estimated consideration to be received less cost to sell. Within the disposal group, as of December 31, 2020, investments in fixed maturities and short-term investments, which are measured at fair value on a recurring basis, had a fair value of $84, of which $1 was based on quoted prices in active markets for identical assets and $83 was based on significant observable inputs. The remaining fair value less costs to sell for the disposal group is ($70), which is measured on a nonrecurring basis using significant unobservable inputs. See Note 5—Fair Value Measurements for more information.
23. RESTRUCTURING AND OTHER COSTS
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the December 31, 2020 Consolidated Balance Sheet. Subsequent to December 31, 2020, the Company expects to incur additional costs including, amortization of right of use assets and other lease exit costs, other IT costs to retire applications, professional fees and other expenses. Total restructuring and other costs are expected to be approximately $158, before tax, and will be recognized in Corporate for segment reporting.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 23 - Restructuring and Other Costs
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring and Other Costs, Before Tax
	Incurred in the Year Ended December 31, 2020 [1]	Total Amount Expected to be Incurred
Severance benefits	$73	$73
IT costs	2	26
Professional fees and other expenses	29	59
Total restructuring and other costs, before tax	$104	$158
[1] Amounts incurred for the twelve months ended December 31, 2020 are the cumulative incurred under the restructuring program.

Accrued Restructuring and Other Costs
	Year Ended December 31, 2020
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$—	$—	$—	$—
Incurred	73	2	29	104
Payments	(19)	(2)	(29)	(50)
Balance, end of period	$54	$—	$—	$54
24. QUARTERLY RESULTS (UNAUDITED)
Current and Historical Quarterly Results of the Company

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$4,956	$4,940	$5,068	$5,092	$5,171	$5,347	$5,328	$5,361
Benefits, losses and expenses	4,612	4,165	4,476	4,636	4,639	4,694	4,676	4,685
Net income	$273	$630	$468	$372	$459	$535	$537	$548
Less: Preferred stock dividends	5	5	5	—	6	11	5	5
Net income available to common stockholders	$268	$625	$463	$372	$453	$524	$532	$543
Net income available to common stockholders per common share
Basic	$0.75	$1.74	$1.29	$1.03	$1.26	$1.45	$1.48	$1.51
Diluted	$0.74	$1.71	$1.29	$1.02	$1.26	$1.43	$1.47	$1.49

Table of Contents	Index to Consolidated Financial Statements and Schedules

Part IV - Schedule I. Summary of Investments - Other Investments in Affiliates

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(in millions)

	As of December 31, 2020
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$4,872	$5,214	$5,214
States, municipalities and political subdivisions	8,564	9,503	9,503
Foreign governments	842	919	919
Public utilities	1,999	2,249	2,249
All other corporate bonds	16,402	18,024	18,024
All other mortgage-backed and asset-backed securities	8,882	9,126	9,126
Total fixed maturities, available-for-sale	41,561	45,035	45,035
Equity Securities
Common stocks
Industrial, miscellaneous and all other	932	932	932
Non-redeemable preferred stocks	506	506	506
Total equity securities, at fair value	1,438	1,438	1,438
Mortgage loans [1]	4,531	4,792	4,493
Futures, options and miscellaneous	247	201	201
Short-term investments	3,283	3,283	3,283
Investments in partnerships and trusts	2,082		2,082
Total investments	$53,142		$56,532
[1] Cost of mortgage loans excludes the allowance for credit losses ("ACL") of $38. For further information, refer to Schedule V - Valuation and Qualifying Accounts.

Table of Contents	Index to Consolidated Financial Statements and Schedules

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(in millions)

	As of December 31,
Condensed Balance Sheets	2020	2019
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $127 and $293)	$127	$294
Equity securities, at fair value	—	31
Other investments	20	159
Short-term investments	1,678	874
Cash	—	—
Investment in affiliates	22,986	21,243
Deferred income taxes	493	561
Unamortized issue costs	2	2
Other assets	66	71
Total assets	$25,372	$23,235
Liabilities and Stockholders’ Equity
Net payable to affiliates	$1,757	$1,602
Short-term debt (includes current maturities of long-term debt)	—	500
Long-term debt	4,352	4,348
Other liabilities	707	515
Total liabilities	6,816	6,965
Total stockholders’ equity	18,556	16,270
Total liabilities and stockholders’ equity	$25,372	$23,235
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Table of Contents	Index to Consolidated Financial Statements and Schedules

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2020	2019	2018
Net investment income	$9	$50	$41
Net realized capital gains (losses)	(2)	3	37
Total revenues	7	53	78
Interest expense	236	255	298
Loss on extinguishment of debt	—	68	6
Other expense (income)	(8)	15	(6)
Total expenses	228	338	298
Loss before income taxes and earnings of subsidiaries	(221)	(285)	(220)
Income tax expense (benefit)	(39)	(60)	(630)
Income (loss) before earnings of subsidiaries	(182)	(225)	410
Earnings (losses) of subsidiaries	1,919	2,310	1,397
Net income (loss)	1,737	2,085	1,807
Other comprehensive income (loss) - parent company:
Change in net gain or loss on cash-flow hedging instruments	(28)	(24)	8
Change in net unrealized gain or loss on fixed maturities	(1)	5	(271)
Change in pension and other postretirement plan adjustments	(36)	(35)	(26)
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	(65)	(54)	(289)
Other comprehensive income (loss) of subsidiaries	1,183	1,685	(1,948)
Total other comprehensive income (loss)	1,118	1,631	(2,237)
Total comprehensive income (loss)	$2,855	$3,716	$(430)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Table of Contents	Index to Consolidated Financial Statements and Schedules

Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2020	2019	2018
Operating Activities
Net income	$1,737	$2,085	$1,807
Loss on extinguishment of debt	—	68	6
Dividends received from subsidiaries	995	18	3,115
Equity in net income of subsidiaries	(1,919)	(2,310)	(1,397)
Net realized capital losses (gains)	2	3	(37)
Change in operating assets and liabilities	504	640	(716)
Cash provided by operating activities	1,319	504	2,778
Investing Activities
Net proceeds from (payments for) short-term investments	(802)	1,731	(2,161)
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	311	478	—
Equity securities, at fair value	124	—	—
Payments for the purchase of:
Fixed maturities, available-for-sale	(128)	—	—
Net payments for derivatives	(57)	(33)	—
Net additions to property and equipment	—	—	(69)
Amount paid for business acquired	—	(2,098)	—
Capital returned from (contributions to) subsidiaries	386	(20)	(148)
Cash provided by (used for) investing activities	(166)	58	(2,378)
Financing Activities
Proceeds from issuance of debt	—	1,376	490
Repayments of debt	(500)	(1,278)	(826)
Preferred stock issued, net of issuance costs	—	—	334
Treasury stock acquired	(150)	(200)	—
Net return of shares under incentive and stock compensation plans	(21)	(6)	(18)
Dividends paid on common shares	(461)	(436)	(379)
Dividends paid on preferred shares	(21)	(21)	—
Cash used for financing activities	(1,153)	(565)	(399)
Net increase (decrease) in cash	—	(3)	1
Cash — beginning of period	—	3	2
Cash — end of period	$—	$—	$3
Supplemental Disclosure of Cash Flow Information
Interest Paid	$232	$255	$290
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Table of Contents	Index to Consolidated Financial Statements and Schedules

Part IV - Schedule III. Supplementary Insurance Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Segment	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Reserve for Future Policy Benefits	Unearned Premiums	Other Policyholder Funds and Benefits Payable
As of December 31, 2020
Commercial Lines	$641	$25,058	$—	$5,081	$—
Personal Lines	103	1,836	—	1,506	—
Property & Casualty Other Operations	—	2,728	—	2	—
Group Benefits	38	8,233	420	40	415
Hartford Funds	7	—	—	—	—
Corporate	—	—	218	—	286
Consolidated	$789	$37,855	$638	$6,629	$701
As of December 31, 2019
Commercial Lines	$615	$23,363	$—	$5,015	$—
Personal Lines	111	2,201	—	1,578	—
Property & Casualty Other Operations	—	2,697	—	3	—
Group Benefits	51	8,256	411	39	459
Hartford Funds	8	—	—	—	—
Corporate	—	—	224	—	296
Consolidated	$785	$36,517	$635	$6,635	$755

Table of Contents	Index to Consolidated Financial Statements and Schedules

Part IV - Schedule III. Supplementary Insurance Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums [2]
For the year December 31, 2020
Commercial Lines	$8,941	$1,160	$5,929	$1,397	$1,683	$8,969
Personal Lines	3,123	157	1,466	244	663	2,936
Property & Casualty Other Operations	—	55	258	—	10	—
Group Benefits	5,536	448	4,137	50	1,348	—
Hartford Funds	989	4	—	14	773	—
Corporate	102	22	15	1	415	9
Consolidated	$18,691	$1,846	$11,805	$1,706	$4,892	$11,914
For the year December 31, 2019
Commercial Lines	$8,326	$1,129	$5,192	$1,296	$1,776	$8,452
Personal Lines	3,318	179	2,185	259	702	3,131
Property & Casualty Other Operations	2	84	21	—	12	—
Group Benefits	5,603	486	4,055	54	1,352	—
Hartford Funds	999	7	—	12	813	—
Corporate	146	66	19	1	431	12
Consolidated	$18,394	$1,951	$11,472	$1,622	$5,086	$11,595
For the year December 31, 2018
Commercial Lines	$7,081	$997	$4,112	$1,048	$1,396	$7,136
Personal Lines	3,523	155	2,763	275	684	3,276
Property & Casualty Other Operations	—	90	65	—	13	(4)
Group Benefits	5,598	474	4,214	45	1,342	—
Hartford Funds	1,032	5	—	16	831	—
Corporate	53	59	11	—	387	—
Consolidated	$17,287	$1,780	$11,165	$1,384	$4,653	$10,408
[1] Includes interest expense, loss on extinguishment of debt, restructuring and other costs, loss on reinsurance transaction and amortization of intangible assets.
[2]Excludes life insurance pursuant to Regulation S-X.

Table of Contents	Index to Consolidated Financial Statements and Schedules

Part IV - Schedule IV. Reinsurance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(in millions)

	Gross Amount	Ceded Amount	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2020
Life insurance in-force	$1,134,390	$19,055	$20,373	$1,135,708	2%
Insurance revenues
Property and casualty insurance	$12,551	$1,173	$540	$11,918	5%
Life insurance and annuities	2,251	24	207	2,434	9%
Accident and health insurance	2,994	72	180	3,102	6%
Total insurance revenues	$17,796	$1,269	$927	$17,454	5%
For the year ended December 31, 2019
Life insurance in-force	$879,496	$18,483	$254,739	$1,115,752	23%
Insurance revenues
Property and casualty insurance	$12,010	$936	$416	$11,490	4%
Life insurance and annuities	1,739	25	807	2,521	32%
Accident and health insurance	2,383	66	765	3,082	25%
Total insurance revenues	$16,132	$1,027	$1,988	$17,093	12%
For the year ended December 31, 2018
Life insurance in-force	$722,048	$16,674	$442,817	$1,148,191	39%
Insurance revenues
Property and casualty insurance	$10,824	$599	$221	$10,446	2%
Life insurance and annuities	1,551	22	1,082	2,611	41%
Accident and health insurance	2,064	39	962	2,987	32%
Total insurance revenues	$14,439	$660	$2,265	$16,044	14%

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule V. Valuation and Qualifying Accounts
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance January 1, [1]	Increase (decrease) in Costs and Expenses	Write-offs/ Payments/ Other	Balance December 31,
2020
Allowance for credit losses ("ACL") on fixed maturities, available-for-sale		$30	$(7)	$23
ACL on mortgage loans	$19	$19	$—	$38
ACL on premiums receivable and agents' balances	$122	$74	$(44)	$152
Allowance for uncollectible reinsurance	$116	$4	$(12)	$108
Valuation allowance for deferred taxes	$4	$9	$(9)	$4
2019
ACL on mortgage loans	$1	$(1)	$—	$—
ACL on premiums receivable and agents' balances	$135	$42	$(32)	$145
Allowance for uncollectible reinsurance	$126	$2	$(14)	$114
Valuation allowance for deferred taxes	$—	$—	$4	$4
2018
ACL on mortgage loans	$1	$—	$—	$1
ACL on premiums receivable and agents' balances	$132	$40	$(37)	$135
Allowance for uncollectible reinsurance	$104	$3	$19	$126
Valuation allowance for deferred taxes	$—	$—	$—	$—
[1] The balance as of January 1, 2020 reflects a cumulative effect adjustments recorded to retained earnings of $19, ($23), and $2, for the ACL on mortgage loans, ACL on premiums receivable and agents' balances, and the allowance for uncollectible reinsurance, respectively. For more information see Note 1 - Basis of Presentation and Significant Accounting Policies.

Table of Contents	Index to Consolidated Financial Statements and Schedules

Part IV - Schedule VI. Supplementary Information Concerning Property and Casualty Insurance Operations

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(in millions)

	Discount Deducted From Liabilities [1]	Losses and Loss Adjustment Expenses Incurred Related to:		Paid Losses and Loss Adjustment Expenses
		Current Year	Prior Year
Years ended December 31,
2020	$367	$7,794	$(136)	$(6,404)
2019	$388	$7,463	$(65)	$(6,748)
2018	$388	$7,107	$(167)	$(6,406)
[1]Indemnity reserves for a portion of workers’ compensation claims that have a fixed and determinable payment stream have been discounted using the weighted average interest rates of 2.68%, 2.91%, and 2.98% for the years ended December 31, 2020, 2019, and 2018, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. ("The Hartford") dated as of September 4, 2012.	10-Q	001-13958	2.01	11/01/2012
2.02	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford dated as of September 27, 2012.	10-Q	001-13958	2.02	11/01/2012
2.03	Stock and Asset Purchase Agreement dated December 3, 2017 by and between The Hartford Financial Services Group, Inc., Hartford Holdings, Inc. Hopmeadow Acquisition, Inc. Hopmeadow Holdings, LP and Hopmeadow Holdings GP LLC.	8-K	001-13958	2.01	12/04/2017
2.04	Master Transaction Agreement by and between Hartford Life & Accident Insurance Company, a subsidiary of The Hartford Financial Services Group, Inc., and Aetna Inc. dated as of October 22, 2017.	8-K	001-13958	2.01	10/23/2017
2.05	Commitment Agreement by and between The Hartford Financial Services Group, Inc., The Prudential Insurance Company of America and State Street Global Advisors Trust Company, as the Independent Fiduciary of The Hartford Retirement Plan for U.S. Employees, dated as of June 23, 2017.†	10-Q	001-13958	2.01	07/27/2017
2.06	Agreement and Plan of Merger, dated as of August 22, 2018, by and among The Navigators Group, Inc., The Hartford Financial Services Group, Inc. and Renato Acquisition Co.	8-K/A	001-13958	2.1	08/22/2018
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Certificate of Designations with respect to the Series G Preferred Stock of the Company, dated October 30, 2018.	8-K	001-13958	3.1	11/05/2018
3.03	Amended and Restated By-Laws of The Hartford, amended effective December 17, 2020	8-K	001-13958	3.1	12/17/2020
4.01	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.1	03/12/2004
4.02	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford Financial Services Group, Inc., and Wilmington Trust Company (as successor to LaSalle Bank, National Association), as Trustee.	8-K	001-13958	4.01	02/16/2007
4.03	Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	S-3ASR	333-142044	4.03	04/11/2007
4.04	Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.1	06/06/2008
4.05	First Supplemental Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.2	06/06/2008
4.06	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K/A	001-13958	4.3	04/06/2012
4.07	First Supplemental Indenture, dated as of August 9, 2013, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3ASR	333-190506	4.07	08/09/2013
4.08	Replacement Capital Covenant dated as of February 15, 2017.	8-K	001-13958	4.01	02/15/2017
4.09	Form of Series G Preferred Stock Certificate (included as Exhibit A to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2018).	8-K	001-13958	3.1	11/05/2018
4.10	Deposit Agreement, dated November 6, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-13958	4.2	11/06/2018

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.11	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2018)	8-K	001-13958	4.3	11/06/2018
4.12	Second Supplemental Indenture, dated as of August 19, 2019, between The Hartford Financial Services Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-13958	4.3	08/19/2019
4.13	Description of Securities**
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
		10-K	001-13958	10.01	02/24/2017
10.02	Amendment dated March 29, 2018 to the Existing Credit Agreement, dated as of October 31, 2014, among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.1	03/30/2018
10.03	Amended and Restated Credit Agreement dated as of the Extension Date (as defined therein), among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.2	03/30/2018
*10.04	The Hartford Senior Executive Officer Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.04	02/27/2015
*10.05	The Hartford Senior Executive Severance Pay Plan, as amended and restated, effective October 1, 2014.	10-K	001-13958	10.05	02/27/2015
*10.06	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.06	02/27/2015
*10.07	The Hartford 2010 Incentive Stock Plan, as amended and restated, effective February 25, 2014.	10-K	001-13958	10.05	02/28/2014
*10.08	The Hartford 2014 Incentive Stock Plan, effective May 21, 2014.	S-8	333-197671	4.03	07/28/2014
*10.09	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.10	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.01	07/27/2015
*10.11	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010.	10-K	001-13958	10.10	02/25/2011
*10.12	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.04	08/04/2010
*10.13	The Hartford 2005 Incentive Stock Plan, as amended for the fiscal year ended 2009.	10-K	001-13958	10.10	02/23/2010
*10.14	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements.	8-K	001-13958	10.2	05/24/2005
*10.15	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.16	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.17	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	8-K	001-13958	10.01	07/29/2013
*10.18	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.19	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.20	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements	10-Q	001-13958	10.02	04/26/2018

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.21	The Hartford Financial Services Group, Inc. Annual Incentive Plan	8-K	001-13958	10.01	02/21/2019
*10.22	Amendment to The Hartford Excess Savings Plan IA	10-Q	001-13958	10.01	11/04/2019
*10.23	The Hartford 2020 Stock Incentive Plan, effective May 20, 2020	8-K	001-13958	10.01	05/21/2020
*10.24	The Hartford 2020 Stock Incentive Plan Forms of Individual Award Agreements.**
*10.25	The Hartford 2020 Stock Incentive Plan Administrative Rules Relating to Awards for Non-Employee Directors.**
*10.26	The Hartford 2020 Stock Incentive Plan Form of Non-Employee Directors Award Agreement.**
21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **
23.01
Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.**

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
Date: February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 19, 2021

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Costello	Executive Vice President and Chief Financial Officer	February 19, 2021

	Beth A. Costello	(Principal Financial Officer)

	/s/ Scott R. Lewis	Senior Vice President and Controller	February 19, 2021

	Scott R. Lewis	(Principal Accounting Officer)

	*	Director	February 19, 2021

Robert B. Allardice III

	*	Director	February 19, 2021

Larry D. De Shon

	*	Director	February 19, 2021

Carlos Dominguez

	*	Director	February 19, 2021
Trevor Fetter

	*	Director	February 19, 2021

Kathryn A. Mikells

	*	Director	February 19, 2021

Michael G. Morris

	*	Director	February 19, 2021

Teresa W. Roseborough

	*	Director	February 19, 2021

Virginia P. Ruesterholz

	*	Director	February 19, 2021

Matthew E. Winter

	*	Director	February 19, 2021

Greig Woodring

*By:	/s/ David C. Robinson

David C. Robinson
As Attorney-in-Fact