Form 10-Q
period 2021-03-31
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2021-04-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 26, 2021, there were outstanding 357,191,014 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
◦political instability, politically motivated violence or civil unrest, may increase the frequency and severity of insured losses;
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
Hartford, Connecticut

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2021, the related condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
April 27, 2021

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in millions, except for per share data)	2021	2020
	(Unaudited)
Revenues
Earned premiums	$4,343	$4,391
Fee income	355	320
Net investment income	509	459
Net realized capital gains (losses)	80	(231)
Other revenues	12	17
Total revenues	5,299	4,956
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,350	2,916
Amortization of deferred policy acquisition costs ("DAC")	416	437
Insurance operating costs and other expenses	1,144	1,176
Interest expense	57	64
Amortization of other intangible assets	18	19
Restructuring and other costs	11	—
Total benefits, losses and expenses	4,996	4,612
Income before income taxes	303	344
Income tax expense	54	71
Net income	249	273
Preferred stock dividends	5	5
Net income available to common stockholders	$244	$268
Net income available to common stockholders per common share
Basic	$0.68	$0.75
Diluted	$0.67	$0.74
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(in millions)	2021	2020
	(Unaudited)
Net income	$249	$273
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain on fixed maturities	(925)	(1,057)
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	—	1
Change in net gain on cash flow hedging instruments	5	44
Change in foreign currency translation adjustments	1	(8)
Changes in pension and other postretirement plan adjustments	13	11
Other comprehensive loss, net of tax	(906)	(1,009)
Comprehensive loss	$(657)	$(736)
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $41,317 and $41,561, and ACL of $19 and $23)	$43,607	$45,035
Equity securities, at fair value	1,632	1,438
Mortgage loans (net of ACL of $34 and $38)	4,588	4,493
Limited partnerships and other alternative investments	2,326	2,082
Other investments	207	201
Short-term investments	3,367	3,283
Total investments	55,727	56,532
Cash	176	151
Restricted cash	104	88
Premiums receivable and agents' balances (net of ACL of $144 and $152)	4,487	4,268
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $98 and $108)	6,083	6,011
Deferred policy acquisition costs	827	789
Deferred income taxes, net	205	46
Goodwill	1,911	1,911
Property and equipment, net	1,092	1,122
Other intangible assets, net	927	950
Other assets	2,497	2,066
Assets held for sale	165	177
Total assets	$74,201	$74,111
Liabilities
Unpaid losses and loss adjustment expenses	$38,540	$37,855
Reserve for future policy benefits	641	638
Other policyholder funds and benefits payable	681	701
Unearned premiums	6,958	6,629
Long-term debt	4,353	4,352
Other liabilities	5,178	5,222
Liabilities held for sale	148	158
Total liabilities	56,499	55,555
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at March 31, 2021 and December 31, 2020, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 384,923,222 shares issued at March 31, 2021 and December 31, 2020	4	4
Additional paid-in capital	4,310	4,322
Retained earnings	14,036	13,918
Treasury stock, at cost 27,406,740 and 26,434,682 shares	(1,246)	(1,192)
Accumulated other comprehensive income, net of tax	264	1,170
Total stockholders’ equity	17,702	18,556
Total liabilities and stockholders’ equity	$74,201	$74,111
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended March 31,
(in millions, except for share and per share data)	2021	2020
	(Unaudited)
Preferred Stock	$334	$334
Common Stock	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,322	4,312
Issuance of shares under incentive and stock compensation plans	(69)	(79)
Stock-based compensation plans expense	57	53
Additional Paid-in Capital, end of period	4,310	4,286
Retained Earnings
Retained Earnings, beginning of period	13,918	12,685
Cumulative effect of accounting changes, net of tax	—	(18)
Adjusted balance, beginning of period	13,918	12,667
Net income	249	273
Dividends declared on preferred stock	(5)	(5)
Dividends declared on common stock	(126)	(116)
Retained Earnings, end of period	14,036	12,819
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,192)	(1,117)
Treasury stock acquired	(123)	(150)
Issuance of shares under incentive and stock compensation plans	94	82
Net shares acquired related to employee incentive and stock compensation plans	(25)	(35)
Treasury Stock, at cost, end of period	(1,246)	(1,220)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	1,170	52
Total other comprehensive loss	(906)	(1,009)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	264	(957)
Total Stockholders’ Equity	$17,702	$15,266
Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	13,800	13,800
Issuance of preferred shares	—	—
Preferred Shares Outstanding, end of period	13,800	13,800
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	358,489	359,570
Treasury stock acquired	(2,386)	(2,661)
Issuance of shares under incentive and stock compensation plans	1,914	1,685
Return of shares under incentive and stock compensation plans to treasury stock	(500)	(660)
Common Shares Outstanding, at end of period	357,517	357,934
Cash dividends declared per common share	$0.350	$0.325
Cash dividends declared per preferred share	$375.00	$375.00
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2021	2020
Operating Activities	(Unaudited)
Net income	$249	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	(80)	231
Amortization of deferred policy acquisition costs	416	437
Additions to deferred policy acquisition costs	(449)	(447)
Depreciation and amortization	174	134
Other operating activities, net	15	79
Change in assets and liabilities:
Increase in reinsurance recoverables	(66)	(75)
Net change in accrued and deferred income taxes	70	53
Increase in insurance liabilities	996	235
Net change in other assets and other liabilities	(566)	(622)
Net cash provided by operating activities	759	298
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	5,536	3,906
Equity securities, at fair value	157	645
Mortgage loans	307	329
Partnerships	56	34
Payments for the purchase of:
Fixed maturities, available-for-sale	(5,049)	(3,578)
Equity securities, at fair value	(756)	(518)
Mortgage loans	(400)	(487)
Partnerships	(245)	(97)
Net proceeds from derivatives	27	161
Net additions of property and equipment	(23)	(23)
Net proceeds from (payments for) short-term investments	(54)	407
Other investing activities, net	(6)	(2)
Net cash provided by (used for) investing activities	(450)	777
Financing Activities
Deposits and other additions to investment and universal life-type contracts	22	15
Withdrawals and other deductions from investment and universal life-type contracts	(44)	(10)
Net decrease in securities loaned or sold under agreements to repurchase	—	(237)
Repayment of debt	—	(500)
Net return of shares under incentive and stock compensation plans	—	(32)
Treasury stock acquired	(123)	(150)
Dividends paid on preferred stock	(5)	(5)
Dividends paid on common stock	(116)	(108)
Net cash used for financing activities	(266)	(1,027)
Foreign exchange rate effect on cash	(3)	(9)
Net increase in cash and restricted cash, including cash classified within assets held for sale	40	39
Less: Net decrease in cash classified within assets held for sale	(1)	—
Net increase in cash and restricted cash	41	39
Cash and restricted cash – beginning of period	239	262
Cash and restricted cash– end of period	$280	$301
Supplemental Disclosure of Cash Flow Information
Income tax received (paid)	$32	$(1)
Interest paid	$58	$74
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
On September 30, 2020, the Company entered into a definitive agreement to sell all of the issued and outstanding equity of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. (“BDM”) and Assurances Contintales Contintale Verzekeringen N.V. (“ASCO”), (collectively referred to as "Continental Europe Operations"). For further discussion of this transaction see Note 16 - Business Disposition.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2020 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2020 Form 10-K Annual Report.
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
The novel strain of coronavirus, specifically identified as the Coronavirus Disease 2019 (“COVID-19”), continues to impact the global economy. The ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition will depend on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to vaccinate the public and stimulate the economy are effective. Our estimates, judgments and assumptions related to COVID-19 could ultimately differ over time.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Table of Contents	Note 2 - Earnings Per Common Share
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended March 31,
(In millions, except for per share data)	2021	2020
Earnings
Net income	$249	$273
Less: Preferred stock dividends	5	5
Net income available to common stockholders	$244	$268
Shares
Weighted average common shares outstanding, basic	358.2	358.5
Dilutive effect of stock-based awards under compensation plans	4.0	2.6
Weighted average common shares outstanding and dilutive potential common shares	362.2	361.1
Net income available to common stockholders per common share
Basic	$0.68	$0.75
Diluted	$0.67	$0.74
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate Category.

Net Income

	Three Months Ended March 31,
	2021	2020
Commercial Lines	$129	$121
Personal Lines	135	98
Property & Casualty Other Operations	(13)	5
Group Benefits	9	104
Hartford Funds	47	36
Corporate	(58)	(91)
Net income	249	273
Preferred stock dividends	5	5
Net income available to common stockholders	$244	$268

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues

	Three Months Ended March 31,
	2021	2020
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$738	$816
Liability	375	343
Marine	58	65
Package business	393	377
Property	200	205
Professional liability	155	143
Bond	69	70
Assumed reinsurance	68	66
Automobile	188	188
Total Commercial Lines	2,244	2,273
Personal Lines
Automobile	512	543
Homeowners	230	240
Total Personal Lines [1]	742	783
Group Benefits
Group disability	739	726
Group life	602	607
Other	77	58
Total Group Benefits	1,418	1,391
Hartford Funds
Mutual fund and Exchange-Traded Products ("ETP")	259	225
Talcott Resolution life and annuity separate accounts [2]	23	22
Total Hartford Funds	282	247
Corporate	12	17
Total earned premiums and fee income	4,698	4,711
Net investment income	509	459
Net realized capital gains (losses)	80	(231)
Other revenues	12	17
Total revenues	$5,299	$4,956
[1]For the three months ended March 31, 2021 and 2020, AARP members accounted for earned premiums of $676 and $707, respectively.
[2]Represents revenues earned for investment advisory services on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Non-Insurance Contracts with Customers

		Three Months Ended March 31,
	Revenue Line Item	2021	2020
Commercial Lines
Installment billing fees	Fee income	$9	$8
Personal Lines
Installment billing fees	Fee income	8	9
Insurance servicing revenues	Other revenues	19	19
Group Benefits
Administrative services	Fee income	44	43
Hartford Funds
Advisor, distribution and other management fees	Fee income	257	224
Other fees	Fee income	25	23
Corporate
Investment management and other fees	Fee income	12	13
Transition service revenues	Other revenues	—	2
Total non-insurance revenues with customers		$374	$341
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

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,435	$—	$1,429	$6
Collateralized loan obligations ("CLOs")	3,049	—	2,623	426
Commercial mortgage-backed securities ("CMBS")	4,167	—	4,106	61
Corporate	19,495	—	18,551	944
Foreign government/government agencies	868	—	868	—
Municipal	9,214	—	9,214	—
Residential mortgage-backed securities ("RMBS")	4,025	—	3,544	481
U.S. Treasuries	1,354	547	807	—
Total fixed maturities	43,607	547	41,142	1,918
Equity securities, at fair value	1,632	1,022	540	70
Derivative assets
Credit derivatives	21	—	21	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	22	—	22	—
Short-term investments	3,367	1,754	1,597	16
Total assets accounted for at fair value on a recurring basis	$48,628	$3,323	$43,301	$2,004
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	$(10)	$—	$(10)	$—
Interest rate derivatives	(45)	—	(45)	—
Total derivative liabilities [2]	(55)	—	(55)	—
Total liabilities accounted for at fair value on a recurring basis	$(55)	$—	$(55)	$—

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,564	$—	$1,564	$—
CLOs	2,780	—	2,420	360
CMBS	4,484	—	4,407	77
Corporate	20,273	—	19,392	881
Foreign government/government agencies	919	—	913	6
Municipal	9,503	—	9,503	—
RMBS	4,107	—	3,726	381
U.S. Treasuries	1,405	529	876	—
Total fixed maturities	45,035	529	42,801	1,705
Equity securities, at fair value	1,438	872	496	70
Derivative assets
Credit derivatives	21	—	21	—
Foreign exchange derivatives	1	—	1	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	23	—	23	—
Short-term investments	3,283	2,663	590	30
Total assets accounted for at fair value on a recurring basis	$49,779	$4,064	$43,910	$1,805
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	(14)	—	(14)	—
Interest rate derivatives	(70)	—	(70)	—
Total derivative liabilities [2]	(84)	—	(84)	—
Total liabilities accounted for at fair value on a recurring basis	$(84)	$—	$(84)	$—
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
In connection with the acquisition of Navigators Group, the Company has overseas deposits in Other Invested Assets of $61 and $54 as of March 31, 2021 and December 31, 2020, respectively, which are measured at fair value using the net asset value as a practical expedient.
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

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Valuation Controls
The process for determining the fair value of investments is monitored by the Valuation Committee, which is a cross-
functional group of senior management within the Company. The purpose of the Valuation Committee is to provide oversight of the pricing policy, procedures and controls, including approval of valuation methodologies and pricing sources. The Valuation Committee reviews market data trends, pricing statistics and trading statistics to ensure that prices are reasonable and consistent with our fair value framework. Controls and procedures used to assess third-party pricing services are reviewed by the Valuation Committee, including the results of annual due-diligence reviews. Controls include, but are not limited to, reviewing daily and monthly price changes, stale prices, and missing prices and comparing new trade prices to third-party pricing services, weekly price changes to published bond prices of a corporate bond index, and daily OTC derivative market valuations to counterparty valuations. The Company has a dedicated pricing unit that works with trading and investment professionals to challenge the price received by a third party pricing source if the Company believes that the valuation received does not accurately reflect the fair value. New valuation models and changes to current models require approval by the Valuation Committee. In addition, the Company’s enterprise-wide Operational Risk Management function provides an independent review of the suitability and reliability of model inputs, as well as an analysis of significant changes to current models.
Valuation Inputs
Quoted prices for identical assets in active markets are considered Level 1 and consist of on-the-run U.S. Treasuries, money market funds, exchange-traded equity securities, open-ended mutual funds, certain short-term investments, and exchange traded futures and option contracts.

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Inputs Used in Levels 2 and 3 Measurements for Securities and Derivatives
Level 2 Primary Observable Inputs	Level 3 Primary Unobservable Inputs
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	Not applicable

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2021
CLOs [3]	$331	Discounted cash flows	Spread	232 bps	332 bps	312 bps	Decrease
CMBS [3]	$21	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	255 bps	670 bps	555 bps	Decrease
Corporate [4]	$844	Discounted cash flows	Spread	91 bps	1,231 bps	330 bps	Decrease
RMBS [3]	$450	Discounted cash flows	Spread [6]	2 bps	1,499 bps	100 bps	Decrease
			Constant prepayment rate [6]	—%	12%	6%	Decrease [5]
			Constant default rate [6]	1%	10%	3%	Decrease
			Loss severity [6]	—%	100%	76%	Decrease
As of December 31, 2020
CLOs [3]	$340	Discounted cash flows	Spread	304 bps	305 bps	304 bps	Decrease
CMBS [3]	$20	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	255 bps	975 bps	688 bps	Decrease
Corporate [4]	$749	Discounted cash flows	Spread	110 bps	692 bps	293 bps	Decrease
RMBS [3]	$364	Discounted cash flows	Spread [6]	7 bps	937 bps	119 bps	Decrease
			Constant prepayment rate [6]	—%	10%	5%	Decrease [5]
			Constant default rate [6]	2%	6%	3%	Decrease
			Loss severity [6]	—%	100%	84%	Decrease
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
As of March 31, 2021 and December 31, 2020, the fair values of the Company's level 3 derivatives were $0 and less than $1, respectively.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of March 31, 2021, no significant adjustments were made by the Company to broker prices received.

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

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2021
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2021
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$6	$—	$—	$—	$—	$6
CLOs	360	—	—	140	(15)	—	—	(59)	426
CMBS	77	—	—	1	(2)	—	—	(15)	61
Corporate	881	5	(13)	73	(7)	(7)	48	(36)	944
Foreign Govt./Govt. Agencies	6	—	—	—	—	(6)	—	—	—
RMBS	381	—	(1)	151	(46)	(4)	—	—	481
Total Fixed Maturities, AFS	1,705	5	(14)	371	(70)	(17)	48	(110)	1,918
Equity Securities, at fair value	70	—	—	—	—	—	—	—	70
Short-term investments	30	—	—	—	(14)	—	—	—	16
Total Assets	$1,805	$5	$(14)	$371	$(84)	$(17)	$48	$(110)	$2,004

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2020
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2020	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2020
Assets
Fixed Maturities, AFS
ABS	$15	$—	$(1)	$20	$—	$—	$—	$(15)	$19
CLOs	95	—	(6)	—	(6)	—	—	—	83
CMBS	9	—	—	10	(1)	—	—	—	18
Corporate	732	(10)	(80)	94	(36)	(8)	47	(30)	709
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	—	3
RMBS	560	—	(25)	5	(46)	(7)	—	—	487
Total Fixed Maturities, AFS	1,414	(10)	(112)	129	(89)	(15)	47	(45)	1,319
Equity Securities, at fair value	73	(7)	—	3	—	—	—	—	69
Short-term investments	15	—	—	—	(1)	—	—	—	14
Total Assets	$1,502	$(17)	$(112)	$132	$(90)	$(15)	$47	$(45)	$1,402
Liabilities
Contingent Consideration	(22)	12	—	—	10	—	—	—	—
Derivatives, net [4]
Equity	(15)	36	—	—	(21)	—	—	—	—
Total Derivatives, net [4]	(15)	36	—	—	(21)	—	—	—	—
Total Liabilities	$(37)	$48	$—	$—	$(11)	$—	$—	$—	$—
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

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended March 31,
	2021	2020	2021	2020
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$(1)
CLOs	—	—	—	(6)
Corporate	5	—	(13)	(79)
RMBS	—	—	(1)	(24)
Total Fixed Maturities, AFS	5	—	(14)	(110)
Equity Securities, at fair value	—	(6)	—	—
Total Assets	$5	$(6)	$(14)	$(110)
Liabilities
Contingent Consideration	$—	$12	$—	$—
Total Liabilities	$—	$12	$—	$—
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
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	March 31, 2021			December 31, 2020
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$4,588	$4,768	Level 3	$4,493	$4,792
Liabilities
Other policyholder funds and benefits payable	Level 3	$681	$683	Level 3	$701	$703
Senior notes [2]	Level 2	$3,263	$3,965	Level 2	$3,262	$4,363
Junior subordinated debentures [2]	Level 2	$1,090	$1,128	Level 2	$1,090	$1,107
[1]As of March 31, 2021 and December 31, 2020, carrying amount of mortgage loans is net of ACL of $34 and $38, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. INVESTMENTS

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2021	2020
Gross gains on sales	$31	$78
Gross losses on sales	(31)	(8)
Equity securities [1]	43	(386)
Net credit losses on fixed maturities, AFS	4	(12)
Change in ACL on mortgage loans	4	(2)
Intent-to-sell impairments	—	(5)
Other, net [2]	29	104
Net realized capital gains (losses)	$80	$(231)
[1] The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2021, were $40 for the three months ended March 31, 2021. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2020, were $(277) for the three months ended March 31, 2020.
[2] For the three months ended March 31, 2021, primarily includes gains (losses) from transactional foreign currency revaluation of ($7) and gains (losses) on non-qualifying derivatives of $35. For the three months ended March 31, 2020, includes gains (losses) from transactional foreign currency revaluation of $10 and gains (losses) on non-qualifying derivatives of $92.
Proceeds from the sales of fixed maturities, AFS totaled $4.2 billion and $3.1 billion for the three months ended March 31, 2021 and 2020, respectively.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of March 31, 2021 and December 31, 2020, the Company reported accrued interest receivable related to fixed maturities, AFS of $334 and $327, respectively, and accrued interest receivable related to mortgage loans of $15 and $14, respectively. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of net realized capital gains and losses.
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

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value.

ACL on Fixed Maturities, AFS by Type
	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Before tax)	Corporate	Total	Corporate	Total
Balance as of beginning of period	$23	$23	$—	$—
Credit losses on fixed maturities where an allowance was not previously recorded	2	2	12	12
Net increases (decreases) on fixed maturities where an allowance was previously recorded	(6)	(6)	—	—
Balance as of end of period	$19	$19	$12	$12

Fixed Maturities, AFS, by Type
	March 31, 2021					December 31, 2020
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$1,405	$—	$30	$—	$1,435	$1,525	$—	$39	$—	$1,564
CLOs	3,040	—	10	(1)	3,049	2,780	—	7	(7)	2,780
CMBS	3,979	—	206	(18)	4,167	4,219	—	286	(21)	4,484
Corporate	18,385	(19)	1,216	(87)	19,495	18,401	(23)	1,926	(31)	20,273
Foreign govt./govt. agencies	825	—	47	(4)	868	842	—	77	—	919
Municipal	8,471	—	762	(19)	9,214	8,564	—	940	(1)	9,503
RMBS	3,924	—	110	(9)	4,025	3,966	—	144	(3)	4,107
U.S. Treasuries	1,288	—	69	(3)	1,354	1,264	—	141	—	1,405
Total fixed maturities, AFS	$41,317	$(19)	$2,450	$(141)	$43,607	$41,561	$(23)	$3,560	$(63)	$45,035

Fixed Maturities, AFS, by Contractual Maturity Year
	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,394	$1,411	$1,411	$1,432
Over one year through five years	7,706	8,108	7,832	8,286
Over five years through ten years	7,755	8,158	7,622	8,354
Over ten years	12,114	13,254	12,206	14,028
Subtotal	28,969	30,931	29,071	32,100
Mortgage-backed and asset-backed securities	12,348	12,676	12,490	12,935
Total fixed maturities, AFS	$41,317	$43,607	$41,561	$45,035
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of March 31, 2021 or December 31, 2020 other than U.S. government securities and certain U.S. government agencies.

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$99	$—	$—	$—	$99	$—
CLOs	278	—	458	(1)	736	(1)
CMBS	360	(8)	127	(10)	487	(18)
Corporate	2,451	(72)	300	(15)	2,751	(87)
Foreign govt./govt. agencies	173	(4)	—	—	173	(4)
Municipal	796	(19)	—	—	796	(19)
RMBS	953	(9)	13	—	966	(9)
U.S. Treasuries	560	(3)	—	—	560	(3)
Total fixed maturities, AFS in an unrealized loss position	$5,670	$(115)	$898	$(26)	$6,568	$(141)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$44	$—	$—	$—	$44	$—
CLOs	758	(2)	715	(5)	1,473	(7)
CMBS	410	(17)	19	(4)	429	(21)
Corporate	466	(13)	212	(18)	678	(31)
Foreign govt./govt. agencies	24	—	—	—	24	—
Municipal	34	(1)	—	—	34	(1)
RMBS	461	(3)	21	—	482	(3)
U.S. Treasuries	39	—	—	—	39	—
Total fixed maturities, AFS in an unrealized loss position	$2,236	$(36)	$967	$(27)	$3,203	$(63)
As of March 31, 2021, fixed maturities, AFS in an unrealized loss position consisted of 978 instruments, primarily in the corporate sectors, most notably technology and communications and financial services, as well as municipal bonds and CMBS which were depressed largely due to higher interest rates and/or wider credit spreads since the purchase date. As of March 31, 2021, 97% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the three months ended March 31, 2021 was primarily attributable to higher interest rates, partially offset by tighter credit spreads.
Most of the fixed maturities depressed for twelve months or more relate to the corporate and CMBS sectors which were primarily depressed because current market spreads are wider than at the respective purchase dates. Additionally, certain corporate fixed maturities were also depressed because of their variable-rate coupons and long-dated maturities. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows. Given the uncertainty about the ultimate impact of the COVID-19 pandemic on issuers of these securities, actual cash flows could ultimately deviate significantly from our expectations resulting in realized losses in future periods.

Table of Contents	Note 5 - Investments
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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of March 31, 2021, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of March 31, 2021 or December 31, 2020. For the three months ended March 31, 2021 and 2020, respectively, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

ACL on Mortgage Loans
	Three Months Ended March 31,
	2021	2020
ACL as of beginning of period	$38	$—
Cumulative effect of accounting changes [1]		19
Adjusted beginning ACL	38	19
Current period provision (release)	(4)	2
ACL as of March 31,	$34	$21
[1] Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information, see the Financial Instruments - Credit Losses section within Note 1 - Basis of Presentation and Significant Accounting Policies, included in The Hartford's 2020 Form 10-K Annual Report.
During 2020, the Company increased the estimate of the ACL in response to significant economic stress experienced as a result of the COVID-19 pandemic. The decrease in the allowance for the three months ended March 31, 2021, is the result of improved economic scenarios, including improved GDP growth and unemployment, and higher property valuations as compared to the prior quarter. We continue to monitor the impact on our mortgage loan portfolio from borrower behavior in response to the economic stress. Borrowers with lower LTVs have an incentive to continue to make payments of principal and/or interest in order to preserve the equity they have in the underlying commercial real estate properties.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 55% as of March 31, 2021, while the weighted-average LTV ratio at origination of these loans was 61%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of March 31, 2021
	2021		2020		2019		2018		2017		2016 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$26	2.28x	$57	2.12x	$223	1.59x	$210	1.32x	$45	1.83x	$166	1.57x	$727	1.59x
Less than 65%	149	2.62x	637	2.71x	695	2.74x	410	2.16x	423	1.88x	1,581	2.53x	3,895	2.49x
Total mortgage loans	$175	2.57x	$694	2.66x	$918	2.46x	$620	1.87x	$468	1.88x	$1,747	2.44x	$4,622	2.35x
[1] Amortized cost of mortgage loans excludes ACL of $34.

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2020
	2020		2019		2018		2017		2016		2015 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$28	1.62x	$243	1.58x	$212	1.33x	$45	2.02x	$51	1.92x	$115	1.74x	$694	1.59x
Less than 65%	659	2.56x	676	2.85x	410	2.25x	446	1.89x	235	2.99x	1,411	3.01x	3,837	2.69x
Total mortgage loans	$687	2.52x	$919	2.51x	$622	1.94x	$491	1.90x	$286	2.80x	$1,526	2.92x	$4,531	2.52x
[1] Amortized cost of mortgage loans excludes ACL of $38.

Mortgage Loans by Region
	March 31, 2021		December 31, 2020
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$279	6.0%	$290	6.4%
Middle Atlantic	290	6.3%	291	6.4%
Mountain	295	6.4%	254	5.6%
New England	396	8.6%	397	8.8%
Pacific	1,044	22.6%	1,001	22.1%
South Atlantic	1,062	23.0%	1,038	22.9%
West North Central	44	0.9%	44	1.0%
West South Central	431	9.3%	433	9.5%
Other [1]	781	16.9%	783	17.3%
Total mortgage loans	4,622	100.0%	4,531	100.0%
ACL	(34)		(38)
Total mortgage loans, net of ACL	$4,588		$4,493
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2021		December 31, 2020
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$1,472	31.8%	$1,339	29.5%
Multifamily	1,499	32.4%	1,498	33.1%
Office	712	15.4%	774	17.1%
Retail	807	17.5%	788	17.4%
Single Family	92	2.0%	92	2.0%
Other	40	0.9%	40	0.9%
Total mortgage loans	4,622	100.0%	4,531	100.0%
ACL	(34)		(38)
Total mortgage loans, net of ACL	$4,588		$4,493
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of
March 31, 2021 and December 31, 2020, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of March 31, 2021, under this program, the Company serviced mortgage loans with a total outstanding principal of $7.1 billion, of which $3.8 billion was serviced on behalf of third parties and $3.3 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2020, the Company serviced mortgage loans with a total outstanding principal balance of $6.9 billion, of which $3.7 billion was serviced on behalf of third parties and $3.2 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of March 31, 2021 and December 31, 2020, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of March 31, 2021 and December 31, 2020, the Company did not hold any securities for which it is the primary beneficiary.

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2021 and December 31, 2020 was limited to the total carrying value of $1.4 billion and $1.3 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the Company has outstanding commitments totaling $801 and $768, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K Annual Report.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLOs, CMBS, and RMBS and are reported in fixed maturities, available-for-sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Securities Lending, Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Securities Lending
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s Condensed Consolidated Balance Sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements are continuous and do not have stated maturity dates and provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Condensed Consolidated Balance Sheets. Income associated with securities lending transactions is reported as a component of net investment income in the Company’s Condensed Consolidated Statements of Operations. While the Company did have securities on loan as part of a securities lending program during 2020, as of March 31, 2021 and December 31, 2020, the Company did not have any securities on loan as part of a securities lending program.
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of March 31, 2021 and December 31, 2020, the Company reported $16 and $30, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of March 31, 2021 and December 31, 2020, the Company pledged collateral of $9 and $34, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. Amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 6 - Derivatives of Notes to Condensed Consolidated Financial Statements.
Other Restricted Investments
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of March 31, 2021 and December 31, 2020, the fair value of securities on deposit was $2.5 billion and $2.6 billion, respectively.
In addition, as of March 31, 2021, the Company held fixed maturities and short-term investments of $673 and $4, respectively, in trust for the benefit of syndicate policyholders, held fixed maturities of $171 in a Lloyd's of London ("Lloyd's") trust account to provide a portion of the required capital, and maintained other investments of $61 primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries. As of December 31, 2020, the Company held fixed maturities and short-term investments of $661 and $26, respectively, in trust for the benefit of syndicate policyholders, held fixed maturities of $175 in a Lloyd's trust account to provide a portion of the required capital, and maintained other investments of $54 primarily consisting of overseas deposits in various countries with Lloyd's to support

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
underwriting activities in those countries. Lloyd's is an insurance market-place operating worldwide. Lloyd's does not underwrite risks. The Company accepts risks as the sole member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate").
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
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2020 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or debt instruments issued.
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on variable-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on 3 month LIBOR + 2.125% junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 14 - Debt of Notes to the Consolidated Financial Statements, included in The Hartford's 2020 Form 10-K Annual Report.
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
Non-Qualifying Strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include hedges of interest rate, foreign currency and equity risk of certain fixed maturities and equities. In addition, hedging and replication strategies that utilize credit default swaps do not qualify for hedge accounting. The non-qualifying strategies include:
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of March 31, 2021 and December 31, 2020, the notional amount of interest rate swaps in offsetting relationships was $7.6 billion.
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

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2021	Dec. 31, 2020
Cash flow hedges
Interest rate swaps	$2,340	$2,340	$—	$—	$—	$—	$—	$—
Foreign currency swaps	297	286	(10)	(13)	3	3	(13)	(16)
Total cash flow hedges	2,637	2,626	(10)	(13)	3	3	(13)	(16)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	7,926	8,335	(44)	(69)	4	4	(48)	(73)
Foreign exchange contracts
Foreign currency swaps and forwards	269	269	—	—	—	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	6	6	—	—	—	—	—	—
Credit derivatives that assume credit risk [1]	675	675	21	21	21	21	—	—
Credit derivatives in offsetting positions	216	218	—	—	5	5	(5)	(5)
Total non-qualifying strategies	9,092	9,503	(23)	(48)	30	30	(53)	(78)
Total cash flow hedges and non-qualifying strategies	$11,729	$12,129	$(33)	$(61)	$33	$33	$(66)	$(94)
Balance Sheet Location
Fixed maturities, available-for-sale	$269	$269	$—	$—	$—	$—	$—	$—
Other investments	9,657	9,585	22	23	24	25	(2)	(2)
Other liabilities	1,803	2,275	(55)	(84)	9	8	(64)	(92)
Total derivatives	$11,729	$12,129	$(33)	$(61)	$33	$33	$(66)	$(94)
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

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of March 31, 2021
Other investments	$33	$30	$22	$(19)	$1	$2
Other liabilities	$(66)	$(4)	$(55)	$(7)	$(57)	$(5)
As of December 31, 2020
Other investments	$33	$31	$23	$(21)	$1	$1
Other liabilities	$(94)	$(6)	$(84)	$(4)	$(83)	$(5)
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

Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
	2021	2020
Interest rate swaps	$10	$32
Foreign currency swaps	4	28
Total	$14	$60

Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,
	2021			2020
	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Capital Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$—	$10	$(2)	$—	$3	$—
Foreign currency swaps	—	1	—	—	1	—
Total	$—	$11	$(2)	$—	$4	$—

Total amounts presented on the Condensed Consolidated Statement of Operations	$80	$509	$57	$(231)	$459	$64
As of March 31, 2021, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $35. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income and interest expense over the term of the investment cash flows.
During the three months ended March 31, 2021 and 2020, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
	2021	2020
Foreign exchange contracts
Foreign currency swaps and forwards	$—	$3
Interest rate contracts
Interest rate swaps, swaptions, and futures	32	20
Credit contracts
Credit derivatives that purchase credit protection	—	6
Credit derivatives that assume credit risk	3	(12)
Equity contracts
Equity index swaps and options	—	75
Total [1]	$35	$92
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

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of March 31, 2021
Single name credit default swaps
Investment grade risk exposure	$100	$2	5 years	Corporate Credit	A	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	500	12	5 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	75	7	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	100	1	7 years	CMBS Credit	AAA	100	(1)
Below investment grade risk exposure	8	(4)	Less than 1 year	CMBS Credit	CCC+	8	4
Total [5]	$783	$18				$108	$3
As of December 31, 2020
Single name credit default swaps
Investment grade risk exposure	$175	$9	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	500	12	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	100	1	8 years	CMBS Credit	AAA	100	(1)
Below investment grade risk exposure	9	(4)	Less than 1 year	CMBS Credit	CCC+	9	4
Total [5]	$784	$18				$109	$3
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2021 and December 31, 2020, the Company has not pledged cash collateral associated with derivative instruments. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of March 31, 2021 and December 31, 2020, the Company pledged securities collateral associated with derivative instruments with a fair value of $61 and $90, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of March 31, 2021 and December 31, 2020, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $60 and $83, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2021 and December 31, 2020, the Company accepted cash collateral associated with derivative instruments of $22 and $24, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of March 31, 2021 and December 31, 2020, with a fair value of $1 as of both dates, which the Company has the right to sell or repledge. As of March 31, 2021 and December 31, 2020, the Company had no repledged securities and no securities held as collateral have been sold. Non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of March 31, 2021	As of December 31, 2020
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums	$4,058	$3,851
Receivables for loss within a deductible and retrospectively-rated policy premiums, by credit quality:
AAA	—	—
AA	140	142
A	65	62
BBB	186	185
BB	115	115
Below BB	67	65
Total receivables for losses within a deductible and retrospectively-rated policy premiums	573	569

Total Premiums Receivable and Agents' Balances, Gross	4,631	4,420
ACL	(144)	(152)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,487	$4,268
ACL on Premiums Receivable and Agents' Balances
Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods. The Company had an immaterial amount of receivables with a due date of more than one year that are past-due.
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
The ACL for receivables for loss within a deductible and retrospectively-rated policy premiums is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default and the amount of loss given a default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other credit enhancement, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The loss given default factors are based on a study of historical recovery rates for general creditors through multiple economic cycles. The Company's evaluation of the required ACL for receivables for loss within a deductible and retrospectively-rated policy premiums considers the current economic environment as well as the probability-weighted macroeconomic scenarios similar to the approach used for estimating the ACL for mortgage loans. See Note 5 - Investments.
During the three months ended March 31, 2021, the ACL on premiums receivable decreased as the provision required on premiums written in the quarter was more than offset by write-offs and a reduction in the provision reflecting lessening expected impacts of COVID-19 relative to prior assumptions in certain lines of business. The three months ended March 31, 2020 reflected an increase in the ACL primarily due to increasing expected impacts of COVID-19.

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of ACL on Premiums Receivable and Agents' Balances
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total
Beginning ACL	$117	$35	$152	$85	$60	$145
Cumulative effect of accounting change [1]				(2)	(21)	(23)
Adjusted beginning ACL	117	35	152	83	39	122
Current period provision (release)	4	1	5	28	2	30
Current period gross write-offs	(15)	—	(15)	(15)	—	(15)
Current period gross recoveries	2	—	2	2	—	2
Ending ACL	$108	$36	$144	$98	$41	$139
[1]Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. The adjusted beginning ACL was based on the Company's historical loss information adjusted for current conditions and the forecasted economic environment at the time the guidance was adopted. For further information, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2020 Form 10-K Annual Report.
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
Reinsurance Recoverables
Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported ("IBNR") unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance recoverables based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.

Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance Recoverables by Credit Quality Indicator
	As of March 31, 2021				As of December 31, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$1,627	$—	$—	$1,627	$1,598	$—	$—	$1,598
A+	1,823	240	306	2,369	1,788	230	305	2,323
A	565	—	—	565	638	—	—	638
A-	36	9	—	45	37	9	—	46
B++	658	—	3	661	666	—	3	669
Below B++	21	1	—	22	21	1	—	22
Total Rated by A.M. Best	4,730	250	309	5,289	4,748	240	308	5,296
Mandatory (Assigned) and Voluntary Risk Pools	259	—	—	259	259	—	—	259
Captives	308	—	—	308	305	—	—	305
Other not rated companies	318	7	—	325	254	5	—	259
Gross Reinsurance Recoverables	5,615	257	309	6,181	5,566	245	308	6,119
Allowance for uncollectible reinsurance	(95)	(1)	(2)	(98)	(105)	(1)	(2)	(108)
Net Reinsurance Recoverables	$5,520	$256	$307	$6,083	$5,461	$244	$306	$6,011
Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods, generally 30, 60 or 90 days. There were no write-offs for the three months ended March 31, 2021.
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
The Company's evaluation of the required ACL for reinsurance recoverables considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 5 - Investments. Insurance companies, including reinsurers, are regulated and hold risk-based capital ("RBC") to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance recoverables. As a result, there is limited history of losses from insurer defaults. The decrease in the ACL for the three months ended March 31, 2021 was primarily due to higher than expected recovery from one reinsurer on which the Company had recognized an ACL.

Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Uncollectible Reinsurance
	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$105	$1	$2	$108	$114	$—	$—	$114
Beginning allowance for disputed amounts	53	—	—	53	66	—	—	$66
Beginning ACL	52	1	2	55	48	—	—	48
Cumulative effect of accounting change [1]					—	1	1	2
Adjusted beginning ACL	52	1	2	55	48	1	1	50
Current period provision (release)	(13)	—	—	(13)	1	—	1	2
Ending ACL	39	1	2	42	49	1	2	52
Ending allowance for disputed amounts	56	—	—	56	65	—	—	65
Ending allowance for uncollectible reinsurance	$95	$1	$2	$98	$114	$1	$2	$117
[1] Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2020 Form 10-K Annual Report.

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Property and Casualty Insurance Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2021	2020
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,622	$28,261
Reinsurance and other recoverables	5,725	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	23,897	22,986
Provision for unpaid losses and loss adjustment expenses
Current accident year	1,924	1,883
Prior accident year development [1]	229	23
Total provision for unpaid losses and loss adjustment expenses	2,153	1,906
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(6)	(29)
Payments
Current accident year	(292)	(304)
Prior accident years	(1,221)	(1,491)
Total payments	(1,513)	(1,795)
Net change in reserves transferred to liabilities held for sale	(1)	—
Foreign currency adjustment	(6)	(20)
Ending liabilities for unpaid losses and loss adjustment expenses, net	24,524	23,048
Reinsurance and other recoverables	5,808	5,332
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$30,332	$28,380
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

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable (Favorable) Prior Accident Year Development

	For the three months ended March 31,
	2021	2020
Workers’ compensation	$(40)	$(17)
Workers’ compensation discount accretion	9	9
General liability	307	12
Marine	6	—
Package business	(27)	1
Commercial property	(13)	(7)
Professional liability	(1)	1
Bond	—	—
Assumed reinsurance	2	—
Automobile liability - Commercial Lines	—	5
Automobile liability - Personal Lines	(23)	(6)
Homeowners	(3)	(2)
Catastrophes	(16)	(13)
Uncollectible reinsurance	(9)	—
Other reserve re-estimates, net	31	11
Prior accident year development before change in deferred gain	223	(6)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	6	29
Total prior accident year development	$229	$23
[1] The change in deferred gain for the three months ended March 31, 2021 and 2020 included $6 and $29, respectively, of adverse development on Navigators 2018 and prior accident year reserves, primarily driven by marine for both periods and due to commercial automobile liability in the 2021 period and prior accident year catastrophes in the 2020 period.
Re-estimates of prior accident year reserves for the three months ended March 31, 2021
Workers’ compensation reserves were decreased primarily within small commercial and national accounts for the 2014 through 2017 accident years driven by lower than previously estimated claim severity.
General liability reserves were increased including an increase for sexual molestation and sexual abuse claims above the amount of reserves previously recorded for this exposure, primarily to reflect an agreement to settle claims made against the Boy Scouts of America ("BSA") as discussed further below, partially offset by reserve decreases for other mass torts and extra contractual liability claims.
Package business reserves decreased largely due to lower estimated loss adjustment expenses for accident years 2014 to 2018 and a reduction in estimated reserves for extra contractual liability claims.
Commercial property reserves were decreased primarily due to favorable development for the 2020 accident year in both middle and large commercial and global specialty.
Automobile liability reserves were decreased in Personal Lines principally due to lower estimated severity on AARP Direct and Agency claims, primarily within accident years 2017 to 2019, and a reduction in estimated reserves for extra contractual liability claims.
Catastrophes reserves were decreased in both Commercial and Personal Lines primarily driven by an expected recovery of subrogation from a utility related to the 2018 Woolsey wildfire in California.
Uncollectible reinsurance reserves were decreased due to a higher than expected recovery from one reinsurer on which the Company had recognized an allowance for credit losses.
Other reserve re-estimates, net, were increased primarily due to an increase in reserves for sexual molestation and sexual abuse claims within P&C Other Operations, principally on assumed reinsurance.
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
Automobile liability reserves were decreased in
Personal Lines principally due to lower than previously expected AARP Direct automobile liability claim severity for the 2018 accident year. Automobile liability reserves were increased in Commercial Lines primarily due to higher than expected large losses on national accounts in the first quarter of 2020 related to accident years 2015 to 2017.
Catastrophes reserves were reduced, primarily due to a reduction in estimated catastrophes for the 2019 accident year and a reduction in estimated reserves for 2017 California wildfires, partially offset by an increase in reserves for 2019 typhoons Hagibis and Faxai in Asia.
Other reserve re-estimates, net, primarily included
an increase in reserves on pool participations.

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Settlement Agreement with Boy Scouts of America
On April 16, 2021, the Company announced that it has entered into a Settlement Agreement and Release with Boy Scouts of America pursuant to which The Hartford will pay $650 for sexual molestation and sexual abuse claims associated with policies mostly issued in the 1970s. The agreement, entered into after extensive negotiations, contemplates that, in exchange for The Hartford’s payment, the BSA and its local councils will fully release The Hartford from any obligation under policies it issued to the BSA and its local councils. The agreement is in connection with BSA’s Chapter 11 bankruptcy and will become effective upon the occurrence of certain conditions, including confirmation of the BSA’s global resolution plan, executed releases from the local councils, and approval from the abuse claimants and bankruptcy court. The Hartford and the BSA hope to receive court approval in the third quarter of 2021, but this could be delayed for various procedural reasons.
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. As of March 31, 2021, the Company has incurred $860 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $640 of available limit remaining under the A&E ADC. As a result, the Company has recorded a $210 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $860 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings which may be significant.
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
As of March 31, 2021, the Company has recorded a reinsurance recoverable under the Navigators ADC of $215, as estimated cumulative loss development on the 2018 and prior accident year reserves of $315 exceed the $100 deductible. While the reinsurance recoverable is $215, the Company has also recorded a $124 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. Of the $124 of cumulative ceded losses in excess of ceded premium paid, $6 was recognized as a deferred gain in first quarter 2021 and $29 was recognized as a deferred gain in first quarter 2020. As the Company has ceded $215 of the $300 available limit, there is $85 of remaining limit available as of March 31, 2021.

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2021	2020
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,233	$8,256
Reinsurance recoverables [1]	237	246
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,996	8,010
Provision for unpaid losses and loss adjustment expenses
Current incurral year	1,325	1,148
Prior year's discount accretion	55	57
Prior incurral year development [2]	(151)	(163)
Total provision for unpaid losses and loss adjustment expenses [3]	1,229	1,042
Payments
Current incurral year	(350)	(278)
Prior incurral years	(914)	(821)
Total payments	(1,264)	(1,099)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,961	7,953
Reinsurance recoverables	247	249
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,208	$8,202
[1]Includes a cumulative effect adjustment of $(1) representing an adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to 2020 10-K, Note 1 - Basis of Presentation and Significant Accounting Policies.
[2]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[3]Includes unallocated loss adjustment expenses ("ULAE") of $43 and $44 for the three months ended March 31, 2021 and 2020, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the three months ended March 31, 2021
Group disability- Prior period reserve estimates decreased by approximately $125 largely driven by group long-term disability claim incidence lower than prior assumptions together with strong recoveries on prior incurral year claims; and by group short-term disability non-COVID-19 claim incidence lower than previously expected.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $20 largely driven by lower-than-previously expected claim incidence in both group life premium waiver and group accidental death & dismemberment, partially offset by higher than previously estimated 2020 incurral year excess mortality claims on group term life.
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

Table of Contents	Note 10 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
	For the three months ended March 31,
	2021	2020
Beginning liability balance	$638	$635
Incurred	37	18
Paid	(26)	(22)
Change in unrealized investment gains and losses	(8)	(2)
Ending liability balance	$641	$629
Beginning reinsurance recoverable asset	$28	$31
Incurred	18	(1)
Paid	—	—
Ending reinsurance recoverable asset	$46	$30
[1] Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities which are in the Corporate category.
11. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended March 31,
	2021	2020
Tax provision at U.S. federal statutory rate	$63	$72
Tax-exempt interest	(11)	(12)
Executive compensation	5	5
Increase in deferred tax valuation allowance	1	6
Other	(4)	—
Provision for income taxes	$54	$71
Other Tax Matters
Unrecognized tax benefits were $15 and $14 at the beginning and end of the periods ended March 31, 2021 and 2020, respectively. The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release. The Company believes it is reasonably possible approximately $5 of its currently unrecognized tax benefits associated with dividends from segregated asset accounts of the life and annuity business sold in 2018 may be recognized by the end of 2021 as a result of a lapse in the applicable statute of limitations. This liability is subject to a tax indemnification agreement and has a corresponding receivable included in other assets which would also be taken down upon lapse of the statute of limitations.
For the period ending March 31, 2021, the Company has foreign net operating losses of $11 for which a valuation allowance of $3 has been established. While the foreign NOLs do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
Management has assessed the need for a valuation allowance against its deferred tax assets based on tax character and jurisdiction. In making the assessment, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies which management views as prudent and feasible.
The federal income tax audits for the Company have been completed through 2013, and the Company is not currently under federal income tax examination for any open years. The statute of limitations is closed through the 2016 tax year with the exception of NOL carryforwards utilized in open tax years. Management believes that adequate provision has been made in the Company's Condensed Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
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

Table of Contents	Note 12 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims discussed in Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses of this Form 10-Q and in Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expense, of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and in the following discussion under the caption “COVID-19 Pandemic Business Income Insurance Coverage Litigation” and under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
COVID-19 Pandemic Business Income Insurance Coverage Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively the "Hartford Writing Companies”), and in some instances the Company itself, have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford Writing Companies for alleged losses resulting from the shutdown or suspension of their businesses due to the spread of COVID-19. More than 240 such lawsuits have been filed, of which more than 50 purport to be filed on behalf of broad nationwide or statewide classes of policyholders. These lawsuits have been filed in state and federal courts in roughly 34 states. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorney’s fees. Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.
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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation; some are in the earliest stages of litigation, many complaints are in the process of being amended, some have been dismissed voluntarily and may be refiled, while others have been dismissed through rulings in favor of the Hartford Writing Companies. Discovery is underway in certain single plaintiff cases and class actions. More than a dozen policyholders have appealed dismissals in favor of the Hartford Writing Companies. While these appeals are at various stages of the briefing process, none have been fully briefed at this time. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results.
Run-off Asbestos and Environmental Claims
The Company continues to receive A&E claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

Table of Contents	Note 12 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
For its Run-off A&E, as of March 31, 2021, the Company reported $676 of net asbestos reserves and $79 of net environmental reserves. In addition, the Company has recorded a $210 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of March 31, 2021, the Company has incurred $860 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $640 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. For more information on the A&E ADC, refer to Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2020 Form 10-K Annual Report.
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

Table of Contents	Note 12 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
instances, enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2021 was $60 for which the legal entities have posted collateral of $61 in the normal course of business. Based on derivative market values as of March 31, 2021, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. A downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would require an additional $2 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

13. EQUITY
Equity Repurchase Program
During the three months ended March 31, 2021, the Company repurchased $123 (2.4 million shares) of common stock under the share repurchase program, effective January 1, 2021 until December 31, 2022, authorized by the Board of Directors in December 2020. The share repurchase program was initially authorized at $1.5 billion and, in April 2021, the Company announced an increase in the share repurchase authorization to $2.5 billion, which remains effective until December 31, 2022. During the period April 1, 2021 through April 26, 2021, the Company repurchased $27 (0.4 million shares) under this repurchase program. The timing of future repurchases will be dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
During the three months ended March 31, 2020, The Company repurchased $150 (2.7 million shares) of common stock under the previous share repurchase program that expired December 31, 2020.
14. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2021
	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,834	$(2)	$12	$43	$(1,717)	$1,170
OCI before reclassifications	(922)	—	12	1	—	(909)
Amounts reclassified from AOCI	(3)	—	(7)	—	13	3
OCI, net of tax	(925)	—	5	1	13	(906)
Ending balance	$1,909	$(2)	$17	$44	$(1,704)	$264

Table of Contents	Note 14 - Accumulated Other Comprehensive Income (Loss), Net of Tax
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI
	Three Months Ended March 31, 2021	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$4	Net realized capital gains (losses)
	4	Total before tax
	1	Income tax expense
	$3	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$10	Net investment income
Interest rate swaps	(2)	Interest expense
Foreign currency swaps	1	Net investment income
	9	Total before tax
	2	Income tax expense
	$7	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(19)	Insurance operating costs and other expenses
	(17)	Total before tax
	(4)	Income tax expense
	$(13)	Net income
Total amounts reclassified from AOCI	$(3)	Net income

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2020
	Changes in
	Net Unrealized Gain on Fixed Maturities	Net Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,684	$(3)	$9	$34	$(1,672)	$52
OCI before reclassifications	(1,015)	1	47	(8)	(1)	(976)
Amounts reclassified from AOCI	(42)	—	(3)	—	12	(33)
OCI, net of tax	(1,057)	1	44	(8)	11	(1,009)
Ending balance	$627	$(2)	$53	$26	$(1,661)	$(957)

Table of Contents	Note 14 - Accumulated Other Comprehensive Income (Loss), Net of Tax
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI
	Three Months Ended March 31, 2020	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$53	Net realized capital gains (losses)
	53	Total before tax
	11	Income tax expense
	$42	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$3	Net investment income
Foreign currency swaps	1	Net investment income
	4	Total before tax
	1	Income tax expense
	$3	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	Insurance operating costs and other expenses
	(15)	Total before tax
	(3)	Income tax expense
	$(12)	Net income
Total amounts reclassified from AOCI	$33	Net income
15. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 19 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2020 Annual Report on Form 10-K. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the condensed consolidated statement of operations.

Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Service cost	$1	$1	$—	$—
Interest cost	24	32	1	2
Expected return on plan assets	(51)	(54)	(1)	(1)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	17	15	2	2
Net periodic cost (benefit)	$(9)	$(6)	$—	$1
16. BUSINESS DISPOSITION
Sale of Continental Europe Operations
On September 30, 2020, the Company entered into a definitive agreement to sell its Continental Europe Operations consisting of multiple arrangements designed as a single transaction. The Continental Europe Operations are included in the Commercial Lines reporting segment. Revenues and earnings are not material to the Company's consolidated results of operations for the three months ended March 31, 2021 and 2020. The pending sale resulted in an estimated loss on the sale of approximately $47, before tax, which was recorded within net realized capital gains (losses). The accrual for the estimated before tax loss is included as a reduction of the carrying value of assets held for sale in the Company's Condensed Consolidated Balance Sheets as of March 31, 2021. The transaction is expected to close in the second or third quarter of 2021, subject to customary closing conditions, including regulatory approvals.

Table of Contents	Note 16 - Business Disposition
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Carrying Value of Assets and Liabilities to be Transferred in Connection With the Sale [1]

	As of March 31, 2021	As of December 31, 2020
Assets
Investments and cash	$137	$142
Reinsurance recoverables and other	28	35
Total assets held for sale	165	177
Liabilities
Unpaid losses and loss adjustment expenses	77	84
Unearned premiums	23	31
Other liabilities	48	43
Total liabilities held for sale	$148	$158
[1] As of March 31, 2021 and December 31, 2020, the estimated fair value of the disposal group was $14 based on the estimated consideration to be received less cost to sell. Within the disposal group, as of March 31, 2021 and December 31, 2020, investments in fixed maturities and short-term investments, which are measured at fair value on a recurring basis, had a fair value of $80 and $84, respectively, of which $1 and $1, respectively, was based on quoted prices in active markets for identical assets and $79 and $83, respectively, was based on significant observable inputs. The remaining fair value less costs to sell for the disposal group as of March 31, 2021 and December 31, 2020 was ($66) and ($70), respectively, which is measured on a nonrecurring basis using significant unobservable inputs. See Note 4—Fair Value Measurements for more information.
17. RESTRUCTURING AND OTHER COSTS
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Condensed Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the March 31, 2021 Condensed Consolidated Balance Sheet. Subsequent to March 31, 2021, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications, professional fees and other expenses. Total restructuring and other costs are expected to be approximately $164, before tax, and are being recognized in Corporate for segment reporting.

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended March 31, 2021	Cumulative Incurred Through March 31, 2021	Total Amount Expected to be Incurred
Severance benefits	$—	$73	$73
IT costs	2	4	27
Professional fees and other expenses	9	38	64
Total restructuring and other costs, before tax	$11	$115	$164

Accrued Restructuring and Other Costs
	Three Months Ended March 31, 2021
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$54	$—	$—	$54
Incurred	—	2	9	11
Payments	(6)	(2)	(6)	(14)
Balance, end of period	$48	$—	$3	$51

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 4 and 5 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion; Part I, Item 1A, Risk Factors in The Hartford’s 2020 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
On September 30, 2020, the Company entered into a definitive agreement to sell all of the issued and outstanding equity of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. (“BDM”) and Assurances Contintales Contintale Verzekeringen N.V. (“ASCO”), (collectively referred to as "Continental Europe Operations"). For discussion of this transaction, see Note 16 - Business Disposition of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended March 31,
	2021	2020
Net income	$249	$273
Preferred stock dividends	5	5
Net income available to common stockholders	244	268
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized capital losses (gains) excluded from core earnings, before tax	(77)	232
Restructuring and other costs, before tax	11	—
Integration and transaction costs associated with acquired business, before tax	9	13
Change in deferred gain on retroactive reinsurance, before tax	6	29
Income tax expense (benefit)	10	(57)
Core earnings	$203	$485
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
Loss and Loss Adjustment Expense Ratio- A measure of the cost of claims incurred in the calendar year divided by earned premium and includes losses and loss adjustment expenses incurred for both the current and prior accident years. Among other factors, the loss and loss adjustment expense ratio needed for the Company to achieve its targeted return on equity ("ROE") fluctuates from year to year based on changes in the expected investment yield over the claim settlement period, the timing of expected claim settlements and the targeted returns set by management based on the competitive environment.
The loss and loss adjustment expense ratio is affected by claim frequency and claim severity, particularly for shorter-tail property lines of business, where the emergence of claim frequency and severity is credible and likely indicative of ultimate losses. Claim frequency represents the percentage change in the average number of reported claims per unit of exposure in the

Table of Contents	Index to MD&A
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
Return on Assets (“ROA”), Core Earnings-The Company uses this non-GAAP financial measure to evaluate, and

Table of Contents	Index to MD&A
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended March 31,
	2021	2020
Commercial Lines
Net income	$129	$121
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(2)	(1)
Net investment income	(327)	(277)
Net realized capital losses (gains)	(44)	143
Other expense	4	6
Income tax expense	24	28
Underwriting gain (loss)	$(216)	$20
Personal Lines
Net income	$135	$98
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(4)	(2)
Net investment income	(35)	(41)
Net realized capital losses (gains)	(7)	23
Other expense	—	—
Income tax expense	35	25
Underwriting gain	$124	$103
P&C Other Ops
Net income (loss)	$(13)	$5
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(16)	(16)
Net realized capital losses (gains)	(2)	7
Income tax expense (benefit)	(4)	1
Underwriting loss	$(35)	$(3)
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
THE HARTFORD’S OPERATIONS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries ("Talcott Resolution"). Talcott Resolution is the holding company of the life and annuity business that was sold in May 2018. In addition, Corporate includes a 9.7% ownership interest in the legal entity that acquired the life and annuity business sold. The sale of Talcott Resolution to a new group of investors is expected to close by

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2021. The Company will receive 9.7% of the proceeds and any pre-closing dividends.
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
The profitability of the Company's property and casualty insurance businesses over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in force block, actual mortality and morbidity experience, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, its expense levels and expectations about regulatory and legal developments. The Company seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, the Company is required to obtain approval for its premium rates from state insurance departments and the Lloyd's Syndicate 1221's ("Lloyd's Syndicate") ability to write business is subject to Lloyd's approval for its premium capacity each year. Most of Personal Lines written premium is associated with our exclusive licensing agreement with AARP. This agreement provides an important competitive advantage given the size of the 50 plus population and the strength of the AARP brand. In 2020, the Company extended this agreement through December 31, 2032.
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
Written and Earned premiums
While we are beginning to emerge from the pandemic with economic stimulus measures being passed in the U.S. and other jurisdictions and progress being made to vaccinate the public from the COVID-19 virus, the COVID-19 pandemic continues to cause significant disruption to the economy of the U.S. and other countries in which we operate. As one of the largest providers of small business insurance in the U.S., we were negatively affected by economic effects of the pandemic on small businesses beginning in March of 2020. In 2021, economic conditions have improved and in the first quarter of 2021, we experienced a 4% year over year increase in our small commercial written premium. Our middle and large commercial business was also negatively affected by COVID-19 and written premium in that line has been slower to rebound with written premium in middle & large commercial down 3% year over year in the first quarter. Overall,

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

first quarter 2021 Commercial Lines written premium increased $95, or 4%, as growth in small commercial package business and excess and surplus lines as well as growth in U.S. wholesale, global reinsurance, U.S. financial lines and international lines of business was partially offset by a decline in workers' compensation. Contributing to a year over year decline in workers’ compensation written premium in first quarter 2021 was the effect of lower payrolls as a result of the continued economic effects of COVID-19, resulting in lower average premium per policy.
Personal Lines written premium declined 4% in first quarter 2021 compared to first quarter 2020, largely attributable to the effect of increased shopping behaviors and lower new business levels arising out of the competitive marketplace.
In Group Benefits, fully insured ongoing premium increased 4% in the first quarter of 2021 compared to first quarter of 2020, primarily due to higher in-force employer group disability premiums and higher supplemental health product premiums, though the book of business continues to be negatively impacted by lower insured exposure on in-force policies.
Net investment income and realized capital gains (losses)
Total net investment income increased in the first quarter of 2021 primarily due to greater income from limited partnerships and other alternative investments, a higher return on equity fund investments and a higher level of invested assets, partially offset by a lower yield on fixed maturity investments resulting from lower reinvestment rates and a lower yield on floating rate investments. While longer term interest rates have risen year to date in 2021, a prolonged period of low interest rates could depress the Company's net investment income such that to earn the same level of return on equity we may have to charge higher premiums for the insurance products we sell unless loss costs similarly lessen.
Net realized capital gains (losses) on equity securities for the three months ended March 31, 2021 totaled $43 before tax, largely due to an increase in equity market levels since year end 2020. However, we may incur net realized capital losses on equity securities in future periods if we experience declines in equity market levels. In addition, if the economy does not recover as expected, we could experience elevated credit losses on fixed maturity securities, particularly related to highly leveraged companies, resulting in net realized capital losses.
Impact to direct benefits, losses and loss adjustment expenses from COVID-19 claims
The Company continued to incur direct COVID-19 incurred losses and excess mortality claims in first quarter 2021, compared to a small impact in first quarter 2020.

	For the three months ended March 31,
	2021	2020
Excess mortality claims on group life	$185	$—
COVID-19 short-term disability claims and benefits under New York's disability and paid family leave legislation	13	16
Workers' compensation COVID-19 claims	20	—
Global specialty financial lines and other	4	—
Total direct COVID-19 and excess mortality claims	$222	$16
While COVID-19 property claims in P&C were incurred in the second quarter of 2020, there were no COVID-19 P&C property losses incurred in the three months ended March 31, 2021 or 2020. Nearly all of our property insurance policies require direct physical loss or damage to property and contain standard exclusions that we believe preclude coverage for COVID-19 related claims, and the vast majority of such policies contain exclusions for virus-related losses. Within Property & Casualty, we incur COVID-19 workers’ compensation losses when it is determined that workers were exposed to COVID-19 out of and in the course of their employment and in other cases where states have passed laws providing for the presumption of coverage for certain industry classes, including health care and other essential workers.
Within Group Benefits, the Company experienced excess mortality in its group life business, including those claims where COVID-19 is specifically listed as the cause of death.
Other impacts from COVID-19
In Personal Lines automobile, miles driven have begun to increase again as we emerge from the pandemic which we expect will increase loss costs in 2021. In addition, as the effects of favorable claim frequency from lower miles driven during the pandemic are factored into rates, we expect lower earned pricing increases resulting in a higher expected automobile loss ratio in 2021 than in 2020. Refer to Personal Lines Results of Operations for discussion of pricing and loss cost trends in first quarter 2021.
Aided by some improvement in the economy and the effect of the government’s economic stimulus payments to our customers, in first quarter 2021, we recorded a $8 decrease in the ACL on premiums receivable, reflecting a lower expectation of credit losses, though there remains an elevated risk of uncollectible premiums receivable relative to historical trends if economic conditions do not improve further.
As we emerge from the pandemic, we expect travel costs and certain employee benefits costs will increase relative to the lower level of those costs we incurred when shelter-in-place orders were more broadly in effect.
For information about resources the Company has to manage capital and liquidity, refer to the Capital Resources & Liquidity section of MD&A.
For additional information about the potential economic impacts to the Company of the COVID-19 pandemic, see the risk factor "The pandemic caused by the spread of COVID-19 has disrupted

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

our operations and may have a material adverse impact on our business results, financial condition, results of operations and/or liquidity" in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Operational Transformation and Cost Reduction Plan
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020, the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Through reduction of its headcount, IT investments to further enhance our capabilities, and other activities, relative to 2019, the Company expects to achieve a reduction in annual insurance operating costs and other expenses of approximately $540 by 2022 and $625 by 2023. The Hartford Next program will contribute to our goal of reducing the 2022 P&C expense ratio by about 2.0 to 2.5 points, reducing the 2022 Group Benefits expense ratio by about 1.5 to 2.0 points and reducing our 2022 claim expense ratio by approximately 0.5 point.
To achieve those expected savings, we expect to incur approximately $410 over the course of the program, with $180 expensed cumulatively through March 31, 2021, and expected expenses of $75 over the last nine months of 2021, $77 in 2022 and $78 after 2022, with the expenses after 2022 consisting mostly of amortization of internal use software and capitalized real estate costs. Included in the estimated costs of $410, we expect to incur restructuring costs of approximately $164, including $73 of employee severance incurred in 2020, and approximately $91 of other costs, including consulting expenses and the cost to retire certain IT applications. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings realized in the three months ended March 31, 2021 and expected annual costs and expense savings for the full year in 2021 and 2022:

Hartford Next Costs and Expense Savings
	Three months ended March 31, 2021	Estimate for 2021	Estimate for 2022
IT costs to retire applications	$2	$11	$14
Professional fees and other expenses	9	24	11
Estimated restructuring costs	11	35	25

Non-capitalized IT costs	12	49	30
Other costs	4	17	14
Amortization of capitalized IT development costs [1]	—	1	6
Amortization of capitalized real estate [2]	—	—	2
Estimated costs within core earnings	16	67	52
Total Hartford Next program costs	$27	$102	$77

Cumulative savings for the period relative to 2019	$(90)	$(370)	$(540)
Net expense (savings) before tax:	$(63)	$(268)	$(463)

Net expense (savings) before tax:
To be accounted for within core earnings	$(74)	$(303)	$(488)
Restructuring costs recognized outside of core earnings	11	35	25
Net expense (savings) before tax	$(63)	$(268)	$(463)
[1]Does not include approximately $50 of IT asset amortization after 2022.
[2]Does not include approximately $21 of real estate amortization after 2022.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Þ	Decreased $24 or 9%	Þ	Decreased $0.07 or 9%	Þ	Decreased $2.35 or 5%
-	Greater net unfavorable prior accident year reserve development, primarily due to increases in reserves for sexual molestation and sexual abuse in the 2021 period.	-	Decrease in net income available to common stockholders.	-	Decrease in common stockholders' equity largely due to a decrease in AOCI, primarily driven by a decrease in net unrealized capital gains on available for sale securities.

-	Higher mortality within group life driven by the direct and indirect impacts of COVID-19.	-	Increase in dilutive shares under stock-based compensation largely due to an increase in the quarterly average stock price.	-	Increase in dilutive shares outstanding from stock-based compensation awards.
-	An increase in current accident year catastrophes.	+	Share repurchase activity.
+	A change from net realized capital losses in the 2020 period to net realized capital gains in the 2021 period.
+	An increase in net investment income.
+	An improvement in the P&C underlying combined ratio, including a decrease in insurance operating costs and other expenses.

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Ý	Increased 10 bps	Ý	Increased 8.2 points	Þ	Decreased 6.3 points
+	Greater returns on limited partnerships and other alternative investments.	+	Greater net unfavorable prior accident year reserve development, primarily due to increases in reserves for sexual molestation and sexual abuse in the 2021 period.	-	Higher mortality in group life, driven by the direct and indirect impacts of COVID-19.
+	Higher returns on equity fund investments.	+	Higher current accident year catastrophe losses.'	+	A change from net realized capital losses in the 2020 period to net realized capital gains in 2021 period.
+	A higher level of invested assets.	-
Lower current accident year loss ratio, due to lower personal automobile claim frequency, and lower current accident year loss ratios in middle market workers’ compensation, U.S. wholesale, global reinsurance and U.S. financial lines.

-	Lower reinvestment rates and lower yield on floating rate investments.			+	An increase in net investment income .
				+	A lower group disability loss ratio primarily due to more favorable prior incurral year development driven by higher claim recoveries and continued improving claim incidence.
		-	A lower expense ratio, driven by lower staffing and other costs as well as a decrease in the ACL on uncollectible premiums receivable in 2021 compared to an increase in 2020.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended March 31,
	2021	2020	Change
Earned premiums	$4,343	$4,391	(1%)
Fee income	355	320	11%
Net investment income	509	459	11%
Net realized capital gains (losses)	80	(231)	135%
Other revenues	12	17	(29%)
Total revenues	5,299	4,956	7%
Benefits, losses and loss adjustment expenses	3,350	2,916	15%
Amortization of deferred policy acquisition costs	416	437	(5%)
Insurance operating costs and other expenses	1,144	1,176	(3%)
Interest expense	57	64	(11%)
Amortization of other intangible assets	18	19	(5%)
Restructuring and other costs	11	—	NM
Total benefits, losses and expenses	4,996	4,612	8%
Income, before tax	303	344	(12%)
Income tax expense	54	71	(24%)
Net income	249	273	(9%)
Preferred stock dividends	5	5	—%
Net income available to common stockholders	$244	$268	(9%)
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Net income available to common stockholders decreased by $24, primarily driven by $206 before tax of greater unfavorable P&C prior accident year development, losses in Group Benefits resulting from higher mortality in group life, including deaths specifically attributable to COVID-19, and a $140 before tax increase in current accident year catastrophe losses driven by the February 2021 winter storms. These declines were partially offset by a $311 before tax change from net realized capital losses in the 2020 period to net realized capital gains in the 2021 period, a $50 before tax increase in net investment income driven by higher returns on limited partnerships and other alternative investments, and an improvement in the P&C underlying combined ratio, including a decrease in insurance operating costs and other expenses. The increase in net unfavorable P&C prior accident year reserve development was principally driven by increased reserves for sexual molestation and sexual abuse claims in the first quarter 2021, primarily related to an agreement to settle claims made against the Boy Scouts of America.
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
Earned premiums declined by $48, or 1%, primarily due to:
•A decline in Property and Casualty reflecting a 5% decline in Personal Lines and a 1% decline in Commercial Lines.
•Partially offset by a 2% increase in Group Benefits primarily due to higher-in-force employer group disability premium and higher supplemental health product premium.
Fee income increased driven by Hartford Funds as a result of higher daily average assets under management due to an increase in equity market levels.

Net Investment Income
Net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations of underlying investments within private equity funds
•A higher return on equity fund investments resulting from the increase in equity market levels
•A higher level of invested assets
•Partially offset by a lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on floating rate investments.
Net realized capital gains (losses) improved from net losses of $231 in first quarter 2020 to net gains of $80 in first quarter 2021, primarily driven by:
•Gains on equity securities in the first quarter of 2021 driven by appreciation in value compared to losses on equity securities in the first quarter of 2020 driven by depreciation in value and realized losses upon sales, partially offset by net realized gains upon termination of derivatives used to hedge against a decline in equity market levels.
•A net reduction in ACL on fixed maturities in the 2021 period due to an increase in fair value of corporate securities, compared to an increase in the ACL on fixed maturities in the 2020 period.
•Partially offset by lower net realized capital gains on sales of fixed maturity securities.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Benefits, losses and expenses
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased due to:
•An increase in Group Benefits of $189 driven by higher mortality in group life, primarily caused by $185 of direct and indirect claims from COVID-19 in first quarter 2021, partially offset by the impact of a lower group disability loss ratio that was principally due to more favorable prior incurral year development driven by higher claim recoveries and continued improving claim incidence.
•An increase in Property & Casualty, which was attributable to:
–An increase in Property & Casualty net unfavorable prior accident year reserve development $206. Prior accident year reserve development in 2021 was an unfavorable $229 before tax and primarily included reserve increases for sexual molestation and sexual abuse claims, primarily to reflect an agreement to settle claims made against the Boy Scouts of America. Also included were reserve decreases for workers’ compensation, package business, personal automobile liability, catastrophes and commercial property, partially offset by $6 of adverse development as the result of recognizing a deferred gain on retroactive reinsurance. Prior accident year reserve development in 2020 was an unfavorable $23 before tax and primarily included reserve increases for marine, general liability and workers' compensation pool participants, partially offset by reserve decreases for workers' compensation, and catastrophes. The $23 of net unfavorable reserve development in first quarter 2020 included $29 of adverse development as the result of recognizing a deferred gain on retroactive reinsurance. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
–An increase in current accident year catastrophe losses of $140. Catastrophe losses of $214 in the first quarter of 2021 included $176 from February winter storms primarily in the South, with the remainder from various wind and hail events, mostly concentrated in the South and along the Pacific Coast. The $176 of losses from the February winter storms is net of a $46 reinsurance recoverable under the Company's per occurrence catastrophe treaty that covers 70% of up to $250 in losses in excess of $100 on catastrophe events occurring within a 7-day period other than from earthquakes and named hurricanes and tropical storms, subject to a $50 annual aggregate deductible. Catastrophe losses in 2020 were primarily from tornado, wind and hail events in the Midwest and Southeast. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
–Partially offset by a decrease in Property & Casualty current accident year ("CAY") loss and loss adjustment expenses before catastrophes primarily due to lower personal automobile claim frequency, and lower current accident year loss ratios in middle market workers’ compensation, U.S. wholesale, global reinsurance and U.S. financial lines.

Losses and LAE Incurred for Group Benefits
For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
Amortization of deferred policy acquisition costs decreased from the prior year period due primarily to reductions in Personal Lines, middle & large commercial and small commercial, which was consistent with the decline in earned premium in those lines of business.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Insurance operating costs and other expenses decreased primarily due to:
•Lower staffing and other costs driven by the Company’s Hartford Next operational and transformation cost reduction plan. In addition, employee travel costs were also lower as a result of the impact of the COVID-19 pandemic.
•A decrease in the ACL on uncollectible premiums receivable in Property & Casualty and Group Benefits in 2021 compared to an increase in 2020 due to the economic impacts of COVID-19.
•Partially offset by higher commissions expense as a result of increased premiums in Group Benefits, increased AARP direct marketing costs in Personal Lines and higher variable costs of the Hartford Funds business due to higher daily average assets under management.
Interest expense declined as a result of the Company repaying at maturity the $500 principal amount of its 5.5% senior notes in the first quarter of 2020.
Restructuring and other costs are due to the Company's Hartford Next operational transformation and cost reduction plan which includes professional fees and IT costs to retire applications.
For further discussion of impacts resulting from the Hartford Next initiative, see MD&A - The Hartford's Operations, Operational Transformation and Cost Reduction Plan and Note 17 - Restructuring and Other Costs of Notes to Condensed Consolidated Financial Statements.
Income tax expense decreased primarily due to an decline in income before tax. For further discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$43,607	78.3%	$45,035	79.7%
Equity securities, at fair value	1,632	2.9%	1,438	2.5%
Mortgage loans (net of ACL of $34 and $38)	4,588	8.2%	4,493	7.9%
Limited partnerships and other alternative investments	2,326	4.2%	2,082	3.7%
Other investments [1]	207	0.4%	201	0.4%
Short-term investments	3,367	6.0%	3,283	5.8%
Total investments	$55,727	100.0%	$56,532	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds and derivative instruments which are carried at fair value.
March 31, 2021 compared to December 31, 2020
Fixed maturities, AFS decreased primarily due to a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended March 31,
	2021		2020
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$349	3.2%	$377	3.6%
Equity securities	10	2.8%	12	3.0%
Mortgage loans	43	3.8%	42	3.9%
Limited partnerships and other alternative investments	112	21.1%	58	13.2%
Other [3]	14		(12)
Investment expense	(19)		(18)
Total net investment income	$509	3.8%	$459	3.7%
Total net investment income excluding limited partnerships and other alternative investments	$397	3.1%	$401	3.3%
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
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Total net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations of underlying investments within private equity funds
•A higher return on equity fund investments within Other resulting from the increase in equity market levels
•A higher level of invested assets
•Partially offset by a lower yield on fixed maturities resulting from reinvesting at lower rates and a lower yield on floating rate investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments and non-routine items on fixed maturities, which primarily include make-whole payments and prepayment fees, was down primarily due to lower reinvestment rates, partially offset by higher equity fund investment returns.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the first quarter of 2021 was 2.3%, which was below the average yield of sales and maturities of 2.9% for the same period. The average reinvestment rate for the 2020 three month period was 2.9%, which was below the average yield of sales and maturities of 3.3%.
For the 2021 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments and non-routine items on fixed maturities, to be lower than the portfolio yield earned in 2020, due to a lower yield on short-term investments and lower reinvestment rates. The estimated impact on net investment income yield is subject to change due to evolving market conditions and active portfolio management.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2021	2020
Gross gains on sales	$31	$78
Gross losses on sales	(31)	(8)
Equity securities [1]	43	(386)
Net credit losses on fixed maturities, AFS [2]	4	(12)
Change in ACL on mortgage loans [3]	4	(2)
Intent-to-sell impairments [2]	—	(5)
Other, net [4]	29	104
Net realized capital gains (losses)	$80	$(231)
[1] The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2021, were $40 for the three months ended March 31, 2021. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2020, were $(277) for the three months ended March 31, 2020.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]For the three months ended March 31, 2021 primarily includes gains (losses) from transactional foreign currency revaluation of $(7) and gains (losses) on non-qualifying derivatives of $35. For the three months ended March 31, 2020, includes gains (losses) from transactional foreign currency revaluation of $10 and gains (losses) on non-qualifying derivatives of $92.
Three months ended March 31, 2021
Gross gains and losses on sales were primarily driven by issuer-specific sales of corporate securities, a reduction of exposure in the foreign government sector, and sales of U.S. treasury securities for duration management.
Equity securities net gains were primarily driven by appreciation in value due to higher equity market levels.
Other, net gains were primarily due to $32 of gains on interest rate derivative trades, driven by an increase in interest rates.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2020 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2020 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2021.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of March 31, 2021

Personal Lines
$1,777
7%
Property & Casualty Other Operations
$1,294
5%
Commercial Lines
$21,453
87%

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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$25,058	$1,836	$2,728	$29,622
Reinsurance and other recoverables	4,271	28	1,426	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,787	1,808	1,302	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,296	414	—	1,710
Current accident year ("CAY") catastrophes	175	39	—	214
Prior accident year development ("PYD") [1]	238	(42)	33	229
Total provision for unpaid losses and loss adjustment expenses	1,709	411	33	2,153
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(6)	—	—	(6)
Payments	(1,030)	(442)	(41)	(1,513)
Net change in reserves transferred to liabilities held for sale	(1)	—	—	(1)
Foreign currency adjustment	(6)	—	—	(6)
Ending liabilities for unpaid losses and loss adjustment expenses, net	21,453	1,777	1,294	24,524
Reinsurance and other recoverables	4,347	34	1,427	5,808
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$25,800	$1,811	$2,721	$30,332
Earned premiums and fee income	$2,244	$742
Loss and loss expense paid ratio [2]	45.9	59.6
Loss and loss expense incurred ratio	76.5	56.0
Prior accident year development (pts) [3]	10.6	(5.7)
[1] Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators and A&E ADC which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from National Indemnity Company ("NICO"). For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2] The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Three Months Ended March 31, 2021, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$21	$17	$38
Winter storms [1]	154	22	176
Total catastrophe losses	$175	$39	$214
[1] Includes catastrophe losses from the February winter storms in Texas and other areas within Commercial Lines and Personal Lines of $194 and $28, respectively, gross of reinsurance, and $154 and $22, respectively, net of reinsurance under the Company's per occurrence property catastrophe treaty covering events other than earthquakes and named hurricanes and tropical storms. The reinsurance covers 70% of up to $250 of losses in excess of $100 from such events occurring within a seven day time period, subject to a $50 annual aggregate deductible. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(40)	$—	$—	$(40)
Workers’ compensation discount accretion	9	—	—	9
General liability	307	—	—	307
Marine	6	—	—	6
Package business	(27)	—	—	(27)
Commercial property	(13)	—	—	(13)
Professional liability	(1)	—	—	(1)
Assumed reinsurance	2	—	—	2
Automobile liability	—	(23)	—	(23)
Homeowners	—	(3)	—	(3)
Catastrophes	(4)	(12)	—	(16)
Uncollectible reinsurance	(5)	—	(4)	(9)
Other reserve re-estimates, net	(2)	(4)	37	31
Prior accident year development before change in deferred gain	232	(42)	33	223
Change in deferred gain on retroactive reinsurance included in other liabilities	6	—	—	6
Total prior accident year development	$238	$(42)	$33	$229

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Corporate	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,363	$2,201	$2,697	$—	$28,261
Reinsurance and other recoverables [1]	4,029	68	1,178	—	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,334	2,133	1,519	—	22,986
Transfer of Y-Risk from Commercial Lines to Corporate	(5)	—	—	5	—
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,343	463	—	3	1,809
Current accident year catastrophes	55	19	—	—	74
Prior accident year development [2]	41	(18)	—	—	23
Total provision for unpaid losses and loss adjustment expenses	1,439	464	—	3	1,906
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(29)	—	—	—	(29)
Payments	(1,194)	(550)	(50)	(1)	(1,795)
Foreign currency adjustment	(20)	—	—	—	(20)
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,525	2,047	1,469	7	23,048
Reinsurance and other recoverables	4,107	68	1,157	—	5,332
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$23,632	$2,115	$2,626	$7	$28,380
Earned premiums and fee income	$2,273	$783
Loss and loss expense paid ratio [3]	52.5	70.2
Loss and loss expense incurred ratio	63.5	60.0
Prior accident year development (pts) [4]	1.8	(2.3)
[1] Includes a cumulative effect adjustment of $1 and $(1) for Commercial Lines and Property & Casualty Other Operations respectively, representing an adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. See Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2020 Form 10-K Annual Report.
[2]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators and A&E ADC which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from NICO. For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[3] The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[4]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Three Months Ended March 31, 2020, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$50	$18	$68
Explosion/Fire	2	1	3
Other	3	—	3
Total catastrophe losses	$55	$19	$74

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(17)	$—	$—	$(17)
Workers’ compensation discount accretion	9	—	—	9
General liability	12	—	—	12
Marine	—	—	—	—
Package business	1	—	—	1
Commercial property	(7)	—	—	(7)
Professional liability	1	—	—	1
Bond	—	—	—	—
Assumed Reinsurance	—	—	—	—
Automobile liability	5	(6)	—	(1)
Homeowners	—	(2)	—	(2)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(5)	(8)	—	(13)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	13	(2)	—	11
Prior accident year development before change in deferred gain	12	(18)	—	(6)
Change in deferred gain on retroactive reinsurance included in other liabilities	29	—	—	29
Total prior accident year development	$41	$(18)	$—	$23

For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

COMMERCIAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2021	2020	Change
Written premiums	$2,503	$2,408	4%
Change in unearned premium reserve	268	143	87%
Earned premiums	2,235	2,265	(1%)
Fee income	9	8	13%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,296	1,343	(3%)
Current accident year catastrophes [1]	175	55	NM
Prior accident year development [1]	238	41	NM
Total losses and loss adjustment expenses	1,709	1,439	19%
Amortization of deferred policy acquisition costs	344	356	(3%)
Underwriting expenses	394	443	(11%)
Amortization of other intangible assets	7	7	—%
Dividends to policyholders	6	8	(25%)
Underwriting gain (loss)	(216)	20	NM
Net servicing income	2	1	100%
Net investment income [2]	327	277	18%
Net realized capital gains (losses) [2]	44	(143)	131%
Other expenses	(4)	(6)	33%
Income before income taxes	153	149	3%
Income tax expense [3]	24	28	(14%)
Net income	$129	$121	7%
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended March 31,
	2021	2020
Small Commercial:
Net new business premium	$176	$157
Policy count retention	86%	84%
Renewal written price increases	2.1%	2.3%
Renewal earned price increases	2.2%	2.1%
Policies in-force as of end of period (in thousands)	1,304	1,291
Middle Market [1]:
Net new business premium	$122	$125
Policy count retention	81%	77%
Renewal written price increases	6.0%	7.6%
Renewal earned price increases	7.9%	4.6%
Policies in-force as of end of period (in thousands)	58	62
Global Specialty:
Global specialty gross new business premium [2]	$216	$197
U.S. global specialty renewal written price increases	14.6%	11.5%
U.S. global specialty renewal earned price increases	19.0%	8.0%
International global specialty renewal written price increases [3]	27.7%	22.0%
International global specialty renewal earned price increases [3]	56.6%	23.7%
[1]Middle market disclosures exclude loss sensitive and programs businesses.
[2]Excludes Global Re and Continental Europe Operations and is before ceded reinsurance.
[3]Excludes offshore energy policies, political violence and terrorism policies, and any business under which the managing agent of our Lloyd's Syndicate delegates underwriting authority to coverholders and other third parties.
Underwriting Ratios

	Three Months Ended March 31,
	2021	2020	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	58.0	59.3	(1.3)
Current accident year catastrophes	7.8	2.4	5.4
Prior accident year development	10.6	1.8	8.8
Total loss and loss adjustment expense ratio	76.5	63.5	13.0
Expense ratio	32.9	35.2	(2.3)
Policyholder dividend ratio	0.3	0.4	(0.1)
Combined ratio	109.7	99.1	10.6
Impact of current accident year catastrophes and prior year development	(18.4)	(4.2)	(14.2)
Underlying combined ratio	91.2	94.9	(3.7)

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Net income increased in 2021 primarily due to a change from net realized capital losses in 2020 to net realized capital gains in 2021, as well as higher net investment income, largely offset by a change from an underwriting gain to an underwriting loss. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain (Loss)
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Underwriting loss in 2021 changed from an underwriting gain in 2020, primarily driven by an increase in net unfavorable prior accident year development, higher current accident year catastrophe losses and $24 before-tax of COVID-19 incurred losses in workers’ compensation and financial and other lines in first quarter 2021, partially offset by lower underwriting expenses and a lower current accident year loss and LAE ratio before catastrophes and COVID-19 losses. Underwriting expenses declined due to lower staffing costs and other expense savings to Hartford Next and lower travel costs as well as a decrease in the allowance for credit losses on premiums receivable in 2021 compared to an increase in 2020 due to the economic impacts of COVID-19.
Earned Premiums

$3,000
$2,000
$1,000
$0
$2,265
$2,235
$930
$916
$772
$752
$552
$556
Mar 31
2020 QTD
Mar 31
2021 QTD
Global Specialty
Middle & Large Commercial
Small Commercial
Other [1]

[1] Other of $11 and $11 for the three months ended March 31, 2020, and 2021, respectively, is included in the total.
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Earned premiums decreased in 2021 due to written premium declines in 2020 in small commercial as well as in middle & large commercial that were driven by the economic impacts of COVID-19, including lower new business across most lines as well as reductions in premiums from endorsements, principally in workers’ compensation due to a declining exposure base from lower payrolls.
Written premiums increased in 2021 driven by growth in global specialty and small commercial, partially offset by a decline in middle and large commercial.
The Company recognized renewal written pricing increases in all lines except workers’ compensation. In global specialty, our U.S. wholesale book achieved an approximate 22% renewal written price increase, led by excess casualty, property and automobile.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Global specialty international lines achieved a 28% price increase, led by D&O. In small commercial, renewal written price increases were slightly lower in 2021 than 2020, with mid-single digit to high single-digit rate increases in most lines, partially offset by slight written pricing decreases in workers’ compensation. In middle market, pricing increases have moderated from 2020 levels, with high single-digit to low double-digit rate increases in most middle market lines other than workers’ compensation, which experienced low single-digit written pricing increases.

New business premium increased in 2021 driven by growth in small commercial package business, offset by slight declines in middle and large commercial lines. Global specialty gross new business premium increased driven by wholesale and financial lines.
•Small commercial written premium increased in 2021 driven by growth in package business and excess and surplus lines, partially offset by a decline in workers’ compensation.
•Middle & large commercial written premium decreased in 2021 driven by declines in workers’ compensation, industry verticals and national accounts, partially offset by growth in specialty and commercial excess lines.
•Global specialty written premium increased in 2021 driven by growth in U.S. wholesale, global reinsurance, U.S. financial lines and international lines of business.
Current Accident Year Loss and LAE Ratio before Catastrophes
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Current accident year loss and LAE ratio before catastrophes decreased in 2021 primarily due to lower loss ratios in global specialty and in middle market workers’ compensation, excluding the impact of COVID-19 claims. The lower loss ratios in global specialty were largely the result of rate and underwriting actions to improve profitability in those lines and was driven by U.S. wholesale, global reinsurance and U.S. financial lines.
First quarter 2021 included COVID-19 incurred losses of $24 before tax, including losses of $20 in workers’ compensation and $4 in financial and other lines.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Current accident year catastrophe losses net of reinsurance for the three months ended March 31, 2021 included $154 of losses from February winter storms primarily in the South, with the remaining losses from wind and hail events, mostly concentrated in the South and along the Pacific coast. Current accident year catastrophe losses in 2020 were primarily from tornado, wind and hail events in the Midwest and Southeast.
Prior accident year development was a net unfavorable $238 in 2021 primarily due to an increase in general liability that included a reserve increase related to the settlement with Boy Scouts of America on sexual molestation and sexual abuse claims, partially offset by reserve decreases in workers’ compensation, package business and commercial property. Net unfavorable reserve development in 2020 primarily included reserve increases for marine, general liability and workers' compensation pool participations, partially offset by reserve decreases for workers' compensation and catastrophes.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERSONAL LINES
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2021	2020	Change
Written premiums	$715	$744	(4%)
Change in unearned premium reserve	(19)	(30)	37%
Earned premiums	734	774	(5%)
Fee income	8	9	(11%)
Losses and loss adjustment expenses
Current accident year before catastrophes	414	463	(11%)
Current accident year catastrophes [1]	39	19	105%
Prior accident year development [1]	(42)	(18)	(133%)
Total losses and loss adjustment expenses	411	464	(11%)
Amortization of DAC	58	64	(9%)
Underwriting expenses	148	151	(2%)
Amortization of other intangible assets	1	1	—%
Underwriting gain	124	103	20%
Net servicing income [2]	4	2	100%
Net investment income [3]	35	41	(15%)
Net realized capital gains (losses) [3]	7	(23)	130%
Income before income taxes	170	123	38%
Income tax expense [4]	35	25	40%
Net income	$135	$98	38%
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
[2]Includes servicing revenues of $19 for the three months ended March 31, 2021 and 2020. Includes servicing expenses of $15 and $17 for the three months ended March 31, 2021 and 2020, respectively.
[3]For discussion of consolidated investment results, see MD&A - Investment Results.
[4]For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended March 31,
Written Premiums	2021	2020	Change
Product Line
Automobile	$508	$534	(5%)
Homeowners	207	210	(1%)
Total	$715	$744	(4%)
Earned Premiums
Product Line
Automobile	$507	$536	(5%)
Homeowners	227	238	(5%)
Total	$734	$774	(5%)

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Measures

	Three Months Ended March 31,
Premium Measures	2021	2020
Policies in-force end of period (in thousands)
Automobile	1,357	1,410
Homeowners	815	868
Net new business premium
Automobile	$53	$58
Homeowners	$13	$17
Policy count retention
Automobile	85%	86%
Homeowners	85%	86%
Renewal written price increase
Automobile	1.9%	3.1%
Homeowners	9.4%	4.7%
Renewal earned price increase
Automobile	2.2%	4.2%
Homeowners	7.1%	6.1%

Underwriting Ratios

	Three Months Ended March 31,
Underwriting Ratios	2021	2020	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.4	59.8	(3.4)
Current accident year catastrophes	5.3	2.5	2.8
Prior year development	(5.7)	(2.3)	(3.4)
Total loss and loss adjustment expense ratio	56.0	59.9	(3.9)
Expense ratio	27.1	26.7	0.4
Combined ratio	83.1	86.7	(3.6)
Impact of current accident year catastrophes and prior year development	0.4	(0.2)	0.6
Underlying combined ratio	83.5	86.6	(3.1)
Product Combined Ratios

	Three Months Ended March 31,
	2021	2020	Change
Automobile
Combined ratio	83.5	89.8	(6.3)
Underlying combined ratio	86.3	90.9	(4.6)
Homeowners
Combined ratio	86.8	79.2	7.6
Underlying combined ratio	77.2	76.2	1.0

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Net income increased $37 from first quarter 2020, largely driven by a change from net realized capital losses in first quarter 2020 to net realized gains in first quarter 2021 and an increase in underwriting gain, partially offset by a decrease in net investment income.
Underwriting Gain
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Underwriting gain in 2021 increased due to lower personal automobile claim frequency from fewer miles driven and higher net favorable prior accident year development, partially offset by higher current accident year catastrophe losses.
Earned Premiums
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Earned premiums decreased in the 2021 period reflecting a decline in written premium over the prior twelve months in both Agency channels and in AARP Direct.
Written premiums decreased in the 2021 period in AARP Direct and both Agency channels due to non-renewed premium exceeding new business. Contributing to the decline in written premium were endorsements reducing premiums for fewer miles driven, decreases in surcharges for moving violations and lower new vehicle sales. Both new business and policy count retention declined in first quarter 2021 compared to the same period in 2020.
Renewal written pricing increases were lower in automobile compared to the first quarter of 2020 though have stabilized since fourth quarter 2020. Renewal written pricing increases for homeowners were higher in the 2021 period in response to recent loss cost trends.
Policy count retention decreased in both automobile and homeowners driven by both competition and the effect of renewal written price increases.
Policies in-force decreased in the 2021 period in both automobile and homeowners driven by not generating enough new business to offset the loss of non-renewed policies.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
59.8
56.4
Mar 31
2020 QTD
Mar 31
2021 QTD

Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Current accident year Loss and LAE ratio before catastrophes decreased in automobile and increased in homeowners. The decrease in automobile was principally due to lower claim frequency as a result of fewer miles driven. The increase in homeowners was due to an increase in both weather and non-weather non-catastrophe losses.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Current accident year catastrophe losses for first quarter 2021 included losses from February winter storms primarily in the South, as well as losses from wind and hail events in the South and Pacific Coast. Current accident year catastrophe losses for first quarter 2020 were primarily from tornado, wind and hail events in the Midwest and Southeast.
Prior accident year development was favorable in the 2021 period, driven mostly by a reserve reduction in automobile for the 2017 to 2019 accident years and a reduction in prior accident year catastrophes driven by an expected subrogation recovery related to a 2018 California wildfire. Prior accident year development was favorable in the 2020 period primarily due to a decrease in automobile liability reserves for the 2018 accident year and a decrease in catastrophe reserves, principally for the 2017 California wildfires.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2021	2020	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$33	$—	NM
Total losses and loss adjustment expenses	33	—	NM
Underwriting expenses	2	3	(33%)
Underwriting loss	(35)	(3)	NM
Net investment income [2]	16	16	—%
Net realized capital gains (losses) [2]	2	(7)	129%
Income (loss) before income taxes	(17)	6	NM
Income tax expense (benefit) [3]	(4)	1	NM
Net income (loss)	$(13)	$5	NM
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income (loss)
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Net income (loss) changed from net income in the 2020 period to a net loss in the 2021 period due to unfavorable prior accident year reserve development in first quarter 2021, partially offset by a change from net realized capital losses in first quarter 2020 to net realized capital gains in first quarter 2021.
Underwriting (loss) increased in the 2021 period due to unfavorable prior accident year development in first quarter 2021 driven by an increase in reserves for sexual molestation and sexual abuse claims, primarily on assumed reinsurance, partially offset by a reduction in the allowance for uncollectible reinsurance.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2021. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2020 Form 10-K Annual Report.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROUP BENEFITS
Results of Operations

Operating Summary
	Three Months Ended March 31,
	2021	2020	Change
Premiums and other considerations	$1,418	$1,391	2%
Net investment income [1]	127	115	10%
Net realized capital gains (losses) [1]	19	(8)	NM
Total revenues	1,564	1,498	4%
Benefits, losses and loss adjustment expenses	1,196	1,007	19%
Amortization of DAC	11	13	(15%)
Insurance operating costs and other expenses	339	339	—%
Amortization of other intangible assets	10	11	(9%)
Total benefits, losses and expenses	1,556	1,370	14%
Income before income taxes	8	128	(94%)
Income tax expense (benefit) [2]	(1)	24	(104%)
Net income	$9	$104	(91%)
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 11 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended March 31,
	2021	2020	Change
Fully insured – ongoing premiums	$1,372	$1,323	4%
Buyout premiums	2	25	(92%)
Fee income	44	43	2%
Total premiums and other considerations	$1,418	$1,391	2%
Fully insured ongoing sales, excluding buyouts	$512	$385	33%

Ratios, Excluding Buyouts
	Three Months Ended March 31,
	2021	2020	Change
Group disability loss ratio	68.4%	71.5%	(3.1)
Group life loss ratio	108.3%	74.6%	33.7
Total loss ratio	84.3%	71.9%	12.4
Expense ratio [1]	25.3%	26.2%	(0.9)
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended March 31,
	2021	2020	Change
Net income margin	0.6%	6.9%	(6.3)
Adjustments to reconcile net income margin to core earnings margin:
Net realized capital losses (gains) excluded from core earnings, before tax	(1.1%)	0.6%	(1.7)
Integration and transaction costs associated with acquired business, before tax	0.1%	0.3%	(0.2)
Income tax benefit	0.2%	(0.1%)	0.3
Impact of excluding buyouts from denominator of core earnings margin	—%	0.1%	(0.1)
Core earnings margin	(0.2%)	7.8%	(8.0)

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Net income decreased in first quarter 2021, largely driven by $185 of excess mortality in group life, primarily caused by direct and indirect impacts of COVID-19, partially offset by a change from net realized capital losses in first quarter 2020 to net realized capital gains in first quarter 2021.
Insurance operating costs and other expenses were flat year over year as a reduction in integration costs and lower staffing and other costs due to the Hartford Next operational transformation and cost reduction program was offset by an increase in commissions driven, in part, by growth in premiums and other considerations.
Fully Insured Ongoing Premiums
[1] Other of $58 and $77 is included in the three months ended March 31, 2020, and 2021, respectively and includes other group coverages such as retiree health insurance, critical illness, accident, hospital indemnity and participant accident coverages.
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Fully insured ongoing premiums increased primarily due to higher in-force employer group disability premiums and higher supplemental health product premiums.
Fully insured ongoing sales, excluding buyouts increased in all product lines, though most significantly in group disability.
Ratios

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Total loss ratio increased 12.4 points for the three month period reflecting a higher group life loss ratio, partially offset by a lower group disability loss ratio. The group life loss ratio increased 33.7 points primarily driven by higher mortality, including $185 of excess mortality claims in first quarter 2021 due to the direct and indirect effects of COVID-19. The group disability loss ratio decreased 3.1 points primarily due to more favorable prior incurral year development driven by higher claim recoveries and continued improving claim incidence. The three months period ending March 2021 included $13 of losses on short-term disability and New York Paid Family Leave claims related to COVID-19 as compared to $16 for the three months ended March 2020.
Expense ratio decreased 0.9 points due to lower staffing and other costs as a result of the Hartford Next operational transformation and cost reduction program and the effect of higher premiums.

HARTFORD FUNDS
Results of Operations
Operating Summary

	Three Months Ended March 31,
	2021	2020	Change
Fee income and other revenue	$282	$247	14%
Net investment income	1	1	—%
Net realized capital gains (losses)	2	(11)	118%
Total revenues	285	237	20%
Amortization of DAC	3	4	(25%)
Operating costs and other expenses	224	189	19%
Total benefits, losses and expenses	227	193	18%
Income before income taxes	58	44	32%
Income tax expense [1]	11	8	38%
Net income	$47	$36	31%
Daily average Hartford Funds AUM	$143,164	$119,632	20%
ROA [2]	13.1	12.0	9%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized capital losses excluded from core earnings, before tax	(0.5)	3.7	(114%)
Effect of income tax expense (benefit)	—	(1.0)	100%
ROA, core earnings [2]	12.6	14.7	(14%)
[1]For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Hartford Funds Segment AUM

	Three Months Ended March 31,
	2021	2020	Change
Mutual Fund and ETP AUM - beginning of period	$124,627	$112,533	11%
Sales - mutual fund	9,198	8,121	13%
Redemptions - mutual fund	(8,428)	(9,478)	11%
Net flows - ETP	4	(67)	106%
Net flows - mutual fund and ETP	774	(1,424)	154%
Change in market value and other	4,853	(20,494)	124%
Mutual fund and ETP AUM - end of period	130,254	90,615	44%
Talcott Resolution life and annuity separate account AUM [1]	14,944	11,538	30%
Hartford Funds AUM - end of period	$145,198	$102,153	42%
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.
Mutual Fund and ETP AUM by Asset Class

	As of March 31,
	2021	2020	Change
Equity	$87,456	$55,076	59%
Fixed Income	17,705	14,558	22%
Multi-Strategy Investments [1]	22,170	18,407	20%
Exchange-traded Products	2,923	2,574	14%
Mutual Fund and ETP AUM	$130,254	$90,615	44%
[1]Includes balanced, allocation, and alternative investment products.
Net Income
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Net income increased primarily due to higher fee income as a result of an increase in daily average assets under management, partially offset by higher variable costs. The effect of a change to net realized capital gains in first quarter 2021 from net realized capital losses in first quarter 2020 was offset by the effect of a $12 reduction in contingent consideration payable associated with the acquisition of Lattice that was recognized in first quarter 2020. Realized gains (losses) consist of changes in the market value of Company assets invested in some of the funds which was driven by changes in equity markets.
Hartford Funds AUM
March 31, 2021 compared to March 31, 2020
Hartford Funds AUM increased primarily due to an increase in market values, partially offset by the effect of net outflows over the prior twelve months. The Company recognized net inflows of $774 for the first quarter of 2021 compared to net outflows of $1.4 billion in first quarter 2020.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE
Results of Operations
Operating Summary

	Three Months Ended March 31,
	2021	2020	Change
Fee income	$12	$13	(8%)
Other revenue (loss)	(8)	2	NM
Net investment income	3	9	(67%)
Net realized capital gains (losses)	6	(39)	115%
Total revenues	13	(15)	187%
Benefits, losses and loss adjustment expenses [1]	1	6	(83%)
Insurance operating costs and other expenses	13	21	(38%)
Interest expense [2]	57	64	(11%)
Restructuring and other costs	11	—	NM
Total benefits, losses and expenses	82	91	(10%)
Loss before income taxes	(69)	(106)	35%
Income tax benefit [3]	(11)	(15)	27%
Net loss	(58)	(91)	36%
Preferred stock dividends	5	5	—%
Net loss available to common stockholders	$(63)	$(96)	34%
[1]Includes benefits expense on life and annuity business previously underwritten by the Company.
[2] For discussion of debt, see Note 14- Debt of Notes to Consolidated Financial Statements in The Hartford's 2020 Form 10-K Annual Report.
[3] For discussion of income taxes, see Note 11 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.
Net Loss
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Net loss decreased primarily due to a change from net realized capital losses in the first quarter 2020 to net realized capital gains in the first quarter 2021, a decrease in insurance operating costs and other expenses and a decrease in interest expense, partially offset by restructuring costs in the first quarter of 2021, a decrease in net investment income and a larger loss on the Company's retained equity interest in the former life and annuity operations. The loss on the retained equity interest, recognized within other revenues, was ($8) and ($4) for the three months ended March 31, 2021 and 2020 respectively.
Interest Expense

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Interest expense decreased as a result of the Company repaying at maturity the $500 principal amount of its 5.5% senior notes in the first quarter of 2020.

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
•risk monitoring; and
•internal and external risk reporting.
The Company categorizes its main risks as insurance risk, operational risk and financial risk. Insurance risk and financial risk are described in more detail below. Operational risk, including cybersecurity and business resiliency response to COVID-19, and specific risk tolerances for natural catastrophes and pandemic risk are described in the ERM section of the MD&A in The Hartford’s 2020 Form 10-K Annual Report.
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
In addition, certain insurance products offered by The Hartford provide coverage for losses incurred due to cyber events and the

Table of Contents	Index to MD&A
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
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, and an aggregate property catastrophe treaty as well as individual risk agreements (including facultative reinsurance) that reinsure losses from specific classes or lines of business. The aggregate property catastrophe treaty covers the aggregate of catastrophe events designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand, in excess of a $700 retention. The occurrence-based property catastrophe treaties respond in excess of $100 per occurrence for all perils other than named storm and earthquake (subject to a $50 annual aggregate deductible). The Company has per risk and quota share reinsurance that would respond to certain COVID-19 related losses; however, communicable diseases are excluded from our per occurrence property catastrophe treaty, aggregate property treaty and workers' compensation catastrophe treaty that incepted on January 1, 2021.The Company has reinsurance in place to cover individual group life losses in excess of $1 per person.
Primary Catastrophe Treaty Reinsurance Coverages as of March 31, 2021 [1]

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
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting at June 1,2020. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage estimated at approximately $55 of per event losses in excess of a $24 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
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

Table of Contents	Index to MD&A
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
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two adverse development cover (“ADC”) reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) and the other covers substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”). For more information on the A&E ADC and the Navigators ADC, see Note - 1, Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford's 2020 Form 10-K Annual Report and Note -9, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
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
Credit Risk and Counterparty Risk
Credit risk is the risk to earnings or capital due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its

Table of Contents	Index to MD&A
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
The Company manages credit risk through the use of various surveillance, analyses and governance processes. The investment, derivatives and reinsurance areas have formal policies and procedures for counterparty approvals and authorizations, which establish criteria defining minimum levels of creditworthiness and financial stability for eligible counterparties. Potential investments are subject to underwriting reviews and private securities are subject to management approval. Mitigation strategies vary across the three sources of credit risk, but may include:
•Investing in a portfolio of high-quality and diverse securities;
•Selling investments subject to credit risk;
•Hedging through use of credit default swaps;
•Clearing derivative transactions through central clearing houses that require daily variation margin;
•Entering into derivative and reinsurance contracts only with strong creditworthy institutions;
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
As of March 31, 2021, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the three months ended March 31, 2021, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 12 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
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

Table of Contents	Index to MD&A
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
Investment Portfolio Risk
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this section are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. Accrued interest receivable related to fixed maturities are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the amortized cost or fair value of the fixed maturities. For further information refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.

Fixed Maturities, AFS by Credit Quality
	March 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$4,631	$4,837	11.1%	$4,872	$5,214	11.6%
AAA	6,499	6,759	15.5%	6,482	6,848	15.2%
AA	7,877	8,327	19.1%	7,840	8,453	18.8%
A	10,384	11,109	25.5%	10,500	11,595	25.7%
BBB	9,724	10,359	23.7%	9,831	10,856	24.1%
BB & below	2,202	2,216	5.1%	2,036	2,069	4.6%
Total fixed maturities, AFS	$41,317	$43,607	100.0%	$41,561	$45,035	100.0%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2020, primarily due to a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	March 31, 2021						December 31, 2020
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,257	$—	$27	$—	$1,284	2.9%	$1,396	$—	$35	$—	$1,431	3.2%
Other	148	—	3	—	151	0.3%	129	—	4	—	133	0.3%
Collateralized loan obligations ("CLOs")	3,040	—	10	(1)	3,049	7.0%	2,780	—	7	(7)	2,780	6.2%
CMBS
Agency [1]	1,577	—	78	(4)	1,651	3.8%	1,779	—	117	(6)	1,890	4.2%
Bonds	2,133	—	119	(10)	2,242	5.1%	2,160	—	159	(13)	2,306	5.1%
Interest only	269	—	9	(4)	274	0.6%	280	—	10	(2)	288	0.6%
Corporate
Basic industry	762	—	47	(4)	805	1.8%	727	—	69	(1)	795	1.8%
Capital goods	1,538	—	95	(10)	1,623	3.7%	1,488	—	148	(11)	1,625	3.6%
Consumer cyclical	1,415	—	67	(8)	1,474	3.4%	1,434	(1)	108	(1)	1,540	3.4%
Consumer non-cyclical	2,755	—	181	(9)	2,927	6.7%	2,878	—	314	(4)	3,188	7.1%
Energy	1,495	(1)	108	(4)	1,598	3.7%	1,474	(1)	147	(4)	1,616	3.6%
Financial services	4,517	(16)	257	(19)	4,739	10.9%	4,523	(21)	398	(4)	4,896	10.9%
Tech./comm.	2,741	(2)	233	(20)	2,952	6.8%	2,651	—	370	(3)	3,018	6.7%
Transportation	743	—	49	(3)	789	1.8%	747	—	85	(3)	829	1.8%
Utilities	1,941	—	152	(9)	2,084	4.8%	1,999	—	250	—	2,249	5.0%
Other	478	—	27	(1)	504	1.2%	480	—	37	—	517	1.1%
Foreign govt./govt. agencies	825	—	47	(4)	868	2.0%	842	—	77	—	919	2.0%
Municipal bonds
Taxable	1,094	—	66	(5)	1,155	2.6%	1,084	—	109	(1)	1,192	2.6%
Tax-exempt	7,377	—	696	(14)	8,059	18.5%	7,480	—	831	—	8,311	18.5%
RMBS
Agency	1,766	—	72	(6)	1,832	4.2%	1,829	—	92	(2)	1,919	4.3%
Non-agency	1,833	—	28	(3)	1,858	4.3%	1,755	—	41	(1)	1,795	4.0%
Alt-A	19	—	2	—	21	0.1%	27	—	2	—	29	0.1%
Sub-prime	306	—	8	—	314	0.7%	355	—	9	—	364	0.8%
U.S. Treasuries	1,288	—	69	(3)	1,354	3.1%	1,264	—	141	—	1,405	3.1%
Total fixed maturities, AFS	$41,317	$(19)	$2,450	$(141)	$43,607	100.0%	$41,561	$(23)	$3,560	$(63)	$45,035	100.0%
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS decreased as compared with December 31, 2020, primarily due to a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads. Furthermore, the Company decreased holdings in CMBS, ABS, and tax-exempt municipal bonds, while increasing holdings in CLOs.
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Fixed Maturities, AFS by Type table.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of March 31, 2021
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,573	$1,647	$4	$4	$—	$—	$—	$—	$—	$—	$1,577	$1,651
Bonds	934	994	588	620	413	427	181	187	17	14	2,133	2,242
Interest Only	165	169	89	91	7	7	6	6	2	1	269	274
Total CMBS	2,672	2,810	681	715	420	434	187	193	19	15	3,979	4,167
RMBS
Agency	1,744	1,808	22	24	—	—	—	—	—	—	1,766	1,832
Non-Agency	1,008	1,027	406	411	367	368	52	52	—	—	1,833	1,858
Alt-A	2	2	—	—	—	—	1	1	16	18	19	21
Sub-Prime	14	14	45	46	95	97	56	58	96	99	306	314
Total RMBS	2,768	2,851	473	481	462	465	109	111	112	117	3,924	4,025
Total CMBS & RMBS	$5,440	$5,661	$1,154	$1,196	$882	$899	$296	$304	$131	$132	$7,903	$8,192

Exposure to CMBS & RMBS Bonds as of December 31, 2020
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,771	$1,882	$8	$8	$—	$—	$—	$—	$—	$—	$1,779	$1,890
Bonds	1,009	1,101	541	582	423	430	170	179	17	14	2,160	2,306
Interest Only	177	183	90	93	8	7	4	4	1	1	280	288
Total CMBS	2,957	3,166	639	683	431	437	174	183	18	15	4,219	4,484
RMBS
Agency	1,807	1,894	22	25	—	—	—	—	—	—	1,829	1,919
Non-Agency	1,034	1,063	371	380	313	315	36	36	1	1	1,755	1,795
Alt-A	—	—	3	3	2	2	2	2	20	22	27	29
Sub-Prime	1	1	25	26	114	116	102	105	113	116	355	364
Total RMBS	2,842	2,958	421	434	429	433	140	143	134	139	3,966	4,107
Total CMBS & RMBS	$5,799	$6,124	$1,060	$1,117	$860	$870	$314	$326	$152	$154	$8,185	$8,591
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
As of March 31, 2021, mortgage loans had an amortized cost of
$4.6 billion and carrying value of $4.6 billion, with an ACL of $34. As of December 31, 2020, mortgage loans had an amortized cost of $4.5 billion and carrying value of $4.5 billion, with an ACL of $38 ACL. The decrease in the allowance is attributable to improved economic scenarios and higher property valuations as compared to the prior quarter.
The Company funded $161 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 59% and a weighted average yield of 3.0% during the three months ended March 31, 2021. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality industrial and multi-

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

family properties with strong LTV ratios. There were no mortgage loans held for sale as of March 31, 2021 or December 31, 2020.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds
	March 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,077	$1,194	AA+	$1,082	$1,232	AA+
Pre-refunded [1]	835	880	AAA	889	940	AAA
Revenue
Transportation	1,538	1,705	A	1,441	1,636	A+
Health Care	1,274	1,377	A+	1,273	1,407	A+
Leasing [2]	867	923	AA-	905	985	AA-
Education	734	801	AA	732	824	AA
Water & Sewer	619	658	AA	644	694	AA
Sales Tax	397	457	AA	394	464	AA
Power	363	401	A+	401	450	A+
Housing	101	106	AA+	102	109	AA+
Other	666	712	AA-	701	762	A+
Total Revenue	6,559	7,140	AA-	6,593	7,331	AA-
Total Municipal	$8,471	$9,214	AA-	$8,564	$9,503	AA-
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
As of both March 31, 2021 and December 31, 2020, the largest issuer concentrations were the New York Dormitory Authority, the New York City Municipal Water Finance Authority, and the Commonwealth of Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 17% of the fair value of the Company's investment portfolio. While COVID-19 has had an impact on many municipal issuers, the average credit quality of the Company’s holdings is AA-, and the Company believes the issuers in which it invests have multiple levers to maintain the strength of their credit profile.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds, and private equity funds. Real estate funds consist of investments primarily in real estate joint ventures and, to a lesser extent, equity funds. Private equity funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential and strong owner sponsorship, as well as limited exposure to public markets.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended March 31,
	2021		2020
	Amount	Yield	Amount	Yield
Hedge funds	$8	18.2%	1	6.4%
Real estate funds	1	0.9%	16	15.3%
Private equity funds	97	41.8%	34	16.0%
Other alternative investments [1]	6	5.7%	7	7.0%
Total	$112	21.1%	$58	13.2%

Investments in Limited Partnerships and Other Alternative Investments
	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Hedge funds	$185	7.9%	$158	7.6%
Real estate funds	704	30.3%	563	27.0%
Private equity and other funds	1,014	43.6%	944	45.4%
Other alternative investments [1]	423	18.2%	417	20.0%
Total	$2,326	100.0%	$2,082	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in fixed income, private equity, and hedge funds.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $141 as of March 31, 2021 and have increased $78, from December 31, 2020, primarily due to higher interest rates, partially offset by tighter credit spreads. As of March 31, 2021, $136 of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $5 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%, primarily relate to commercial real estate securities that were purchased at tighter credit spreads.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	March 31, 2021					December 31, 2020
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	682	$5,387	$—	$(98)	$5,289	102	$625	$—	$(3)	$622
Greater than three to six months	40	178	—	(6)	172	46	367	—	(5)	362
Greater than six to nine months	29	214	—	(10)	204	8	6	—	(1)	5
Greater than nine to eleven months	8	6	—	(1)	5	186	1,275	(1)	(27)	1,247
Twelve months or more	219	924	—	(26)	898	205	994	—	(27)	967
Total	978	$6,709	$—	$(141)	$6,568	547	$3,267	$(1)	$(63)	$3,203

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	March 31, 2021				December 31, 2020
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	5	$11	$(2)	$9	2	$2	$(1)	$1
Greater than three to six months	2	2	(1)	1	—	—	—	—
Greater than six to nine months	—	—	—	—	1	46	(10)	36
Greater than nine to eleven months	—	—	—	—	2	5	(1)	4
Twelve months or more	24	5	(2)	3	24	5	(2)	3
Total	31	$18	$(5)	$13	29	$58	$(14)	$44
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three months ended March 31, 2021
The Company recorded net reversals of credit losses on fixed maturities, AFS of $4, including reversals of $6 and additions of $2. The reversals were primarily attributable to increases in the fair value of corporate issuers that had an ACL in prior periods, primarily related to a large regional and commercial aircraft lessor. Additions relate to new expected credit losses on a media/entertainment company. Unrealized losses on securities with an ACL recognized in other comprehensive income were $0. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
There were no intent-to-sell impairments in the three months ended March 31, 2021.
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
Three months ended March 31, 2020
The Company recorded net credit losses on fixed maturities, AFS of $12. The losses were primarily attributable to corporate fixed maturities, primarily one cruise line issuer and, to a lesser extent, one private bank loan. Unrealized losses on securities with ACL recognized in other comprehensive income were $1.
Intent-to-sell impairments of $5 were primarily related to one corporate issuer in the energy sector and one issuer with exposure to India.
ACL on Mortgage Loans
Three months ended March 31, 2021
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized capital gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
The Company recorded a decrease in the ACL on mortgage loans of $4. The decrease in the allowance was the result of improved economic scenarios and higher property valuations as compared to the prior quarter. The Company did not record an ACL on any individual mortgage loans.
Three months ended March 31, 2020
The Company recorded an increase in the ACL on mortgage loans of $2. The increase was primarily due to volatility surrounding the COVID-19 pandemic and, to a lesser extent, newly originated mortgage loans. The Company did not record an ACL on any individual mortgage loans.
CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of March 31, 2021:
•$1.9 billion in fixed maturities, short-term investments, investment sales receivable and cash at The HFSG Holding Company.
•A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023. As of March 31, 2021, there were no borrowings outstanding.
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of March 31, 2021, there were no borrowings outstanding.

2021 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
•P&C - The Company's U.S. property and casualty insurance subsidiaries have dividend capacity of $1.7 billion for 2021, with $900 to $1.1 billion of net dividends expected in 2021, including $230 paid to HFSG Holding Company through March 31, 2021.
•Group Benefits - HLA has dividend capacity of $295 in 2021 with $250 to $295 of dividends expected in 2021, including $70 paid to HFSG Holding Company through March 31, 2021.
•Hartford Funds - HFSG Holding Company expects to receive $150 to $180 in dividends from Hartford Funds in 2021, including $41 received through March 31,2021.

Expected liquidity requirements for the next twelve months as of March 31, 2021:
•$215 of interest on debt.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors.
•$505 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Equity repurchase program:
During the three months ended March 31, 2021, the Company repurchased 2.4 million common shares for $123 under the share repurchase program authorized in December 2020, which is effective through December 31, 2022. The share repurchase program was initially authorized at $1.5 billion and, in April 2021, the Company announced an increase in the share repurchase authorization to $2.5 billion, which remains effective until December 31, 2022. The Company expects to utilize $1.5 billion of this share repurchase authorization during 2021, subject to market conditions. During the period April 1, 2021 through April 26, 2021, the Company repurchased approximately 0.4 million common shares for $27.
The timing of any future repurchases will be dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc. ("HFSG Holding Company")
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. will primarily be met by HFSG Holding Company's fixed maturities; short-term investments and cash; and dividends, principally from its subsidiaries.
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
Under significant economic stress scenarios that could arise due to the COVID-19 pandemic, the Company has the ability to meet short-term cash requirements, if needed, by borrowing under its revolving credit facility or by having its insurance subsidiaries take collateralized advances under a facility with the Federal Home Loan Bank of Boston (“FHLBB”). The Company could also choose to have its insurance subsidiaries sell certain highly liquid, high quality fixed maturities or the Company could issue debt in the public markets under its shelf registration. No borrowings or advances have occurred since the start of the COVID-19 pandemic.
During the second quarter, the Company expects to make a contribution of approximately €15 million to Navigators Holdings (Europe) N.V., a Belgium holding company.
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since January 1, 2021:

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Common Stock Dividends

Declared	Record	Payable	Amount per share
February 4, 2021	March 1, 2021	April 2, 2021	$0.350
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
February 18, 2021	May 1, 2021	May 17, 2021	$375.00
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its stockholders.
For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see the following "Dividends from Subsidiaries" discussion. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Corporate members of Lloyd's syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the Funds at Lloyd's ("FAL") capital requirement. The FAL is determined based on the syndicate’s solvency capital requirement ("SCR") under the E.U.'s Solvency II capital adequacy model, the current regulatory framework governing UK domiciled insurers, plus a Lloyd’s specific economic capital assessment.
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
Through the first three months of 2021, HFSG Holding Company received $341 of net dividends from its subsidiaries, including $70 from HLA, $41 from Hartford Funds and $230 from its U.S. P&C subsidiaries, excluding $50 of P&C dividends that were subsequently contributed to a P&C subsidiary and $12 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
Over the remainder of 2021, the Company anticipates receiving approximately $670 to $870 of net dividends from its U.S. P&C subsidiaries, $180 to $225 of dividends from HLA and $110 to $140 of dividends from Hartford Funds.
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
For further information regarding Shelf Registrations, see Note 14 - Debt of Notes to Consolidated Financial Statement in The Hartford's 2020 Form 10-K Annual Report.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through March 29, 2023. As of March 31, 2021, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
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
As of March 31, 2021 there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of March 31, 2021 there were no advances outstanding.
For further information regarding collateralized advances with Federal Home Loan Bank of Boston, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
The Hartford has entered into a committed credit facility agreement with a syndicate of lenders (the "Club Facility") as well as a non-committed $25 credit facility with a lender (the "Bilateral Facility"). The Club Facility has two tranches with one tranche extending a $104 commitment and the other tranche extending a £85 million ($117 as of March 31, 2021) commitment. As of March 31, 2021, letters of credit with an aggregate face amount of $104 and £85 million, or $117, were outstanding under the Club Facility and no letters of credit were outstanding under the Bilateral Facility.
Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds and Lloyd's, consistent with Lloyd's requirements. As of March 31, 2021, The Hartford was in compliance with all financial covenants of both facilities.
For further information regarding Revolving Credit Facilities, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K Annual Report.
Pension Plans and Other Postretirement Benefits
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand either immediate and ongoing full collateralization or immediate termination and settlement of the outstanding net derivative positions transacted under each agreement. For further information, refer to Note 12 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
As of March 31, 2021, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
Insurance Operations
While subject to variability period to period, underwriting and investment cash flows continue to provide sufficient liquidity to meet anticipated demands over the next twelve months. For information about the impact of COVID-19 on the Company's cash flows see the Risk Factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. For a discussion and tabular presentation of the Company’s contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2020 Form 10-K Annual Report.
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

Table of Contents	Index to MD&A
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

Property & Casualty
As of March 31, 2021
Fixed maturities	$33,288
Short-term investments	1,155
Cash	149
Less: Derivative collateral	54
Total	$34,538

Group Benefits Operations
As of March 31, 2021
Fixed maturities	$9,927
Short-term investments	207
Cash	12
Less: Derivative collateral	29
Total	$10,117
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2020 Form 10-K Annual Report.
Capitalization

Capital Structure
	March 31, 2021	December 31, 2020	Change
Long-term debt	4,353	4,352	—%
Total debt	4,353	4,352	—%
Common stockholders' equity excluding AOCI, net of tax	17,104	17,052	—%
Preferred stock	334	334	—%
AOCI, net of tax	264	1,170	(77%)
Total stockholders’ equity	17,702	18,556	(5%)
Total capitalization	$22,055	$22,908	(4%)
Debt to stockholders’ equity	25%	23%
Debt to capitalization	20%	19%
Total capitalization decreased $853, or 4%, as of March 31, 2021 compared to December 31, 2020 primarily due to an decrease in AOCI.
For additional information on AOCI, net of tax, including unrealized capital gains from securities, see Note 14 - Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on debt, see Note 14 - Debt of Notes to Consolidated Financial Statement in The Hartford's 2020 Form 10-K Annual Report.
Cash Flow[1]

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$759	$298
Net cash provided by (used for) investing activities	$(450)	$777
Net cash used for financing activities	$(266)	$(1,027)
Cash and restricted cash– end of period	$280	$301
[1] Cash activities in 2021 include cash flows related to Continental Europe Operations classified as held for sale beginning in the third quarter of 2020. See Note 16 - Business Disposition of Notes to Condensed Consolidated Financial Statements for discussion of this transaction.
Cash provided by operating activities increased in 2021 as compared to the prior year period primarily driven by a decline in P&C losses and expenses paid, and lower operating expenses paid including lower payroll and employee related expenditures. Positive cash flow impacts were partially offset by an increase in Group Benefits claims paid due, in large part, to the impact of excess mortality in group life primarily caused by the direct and indirect impacts of COVID-19.
Cash provided by (used for) investing activities decreased from net inflows in 2020 to net outflows in 2021 as a result of a decrease from net proceeds to net payments for equity securities, a change from net proceeds to net

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

payments for short-term investments, an increase in net purchases of partnerships, and a decrease in net proceeds from derivatives, partially offset by an increase in net proceeds from fixed maturities.
Cash used for financing activities decreased primarily due to debt repayments in the 2020 period, and a decrease in securities lending transactions and share repurchases, partially offset by higher cash dividends paid in 2021.
Operating cash flow for the three months ended March 31, 2021 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk section in this MD&A and the Financial Risk on Statutory Capital section of the MD&A in the Company's 2020 Form 10-K Annual Report.
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

Insurance Financial Strength Ratings as of April 26, 2021
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A2
Navigators Insurance Company	A+	A	Not Rated
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
These ratings are not a recommendation to buy, sell or hold any of The Hartford's securities and they may be revised or revoked at any time at the sole discretion of the rating organization. Each agency's rating should be evaluated independently of any other agency's rating. The system and number of rating categories can vary across rating agencies.
Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of a measure of GAAP capital held by the Company in determining the Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. See Risk Factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2021	$10,795	$2,601	$13,396
Statutory income	109	(40)	69
Contributions from (dividends to) parent	(230)	(70)	(300)
Other items	165	13	178
Net change to U.S. statutory capital	44	(97)	(53)
U.S statutory capital at March 31, 2021	$10,839	$2,504	$13,343
[1]The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
[2]Excludes insurance operations in the U.K. and Continental Europe.

Contingencies
Legal Proceedings
For a discussion regarding The Hartford’s legal proceedings, see the information contained in Note 12 -Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
Legislative and Regulatory Developments
COVID-19 Global Pandemic
State and federal retroactive business interruption coverage and other insurance regulatory relief initiatives-
State and federal lawmakers are continuing to consider legislation and regulation in response to COVID-19. There have been proposals to impose retroactive coverage of COVID-19 claims under existing business interruption coverage provisions. If such proposals were enacted, they could represent a material exposure for the Company. Further, some states have adopted, or are considering incorporating, a presumption that if certain workers become infected with COVID-19, such infection would constitute an occupational disease triggering workers’ compensation coverage. In addition, state insurance regulators, including California, New Jersey and New York, have encouraged (and in some cases required) insurers to offer immediate relief to policyholders including refunding and offering discounts for drivers, incorporating flexible payment solutions for families, individuals, and businesses, providing additional time to make payments, waiving insurance premium late fees, pausing cancellation of coverage for personal and commercial policies due to non-payment and policy expiration, and suspending personal automobile exclusions for restaurant employees who are transitioning to meal delivery services using their personal automobile policy as coverage. The Hartford offered consumer financial relief including a 15 percent refund on policyholders’ April and May 2020 personal automobile insurance premiums, waived late payments fees for a period of time for business and personal insurance customers and temporarily suspended policy cancellations for policyholders of our Commercial Lines, Personal Lines and Group Benefits segments. As the COVID-19 global pandemic continues, regulators may require us to or we may elect to provide additional consumer and/or business financial relief.
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
American Rescue Plan Act of 2021- On March 11, 2021, President Biden signed the $1.9 trillion American Rescue Plan. The comprehensive bill includes provisions on taxes, healthcare, extends unemployment benefits, direct payments, state and local funding and other issues. The American Rescue Plan also directed billions of dollars towards the Paycheck Protection Program ("PPP") and Targeted Economic Injury Disaster Loan Advance payments to support small businesses across the nation. Additionally, the new law directed $28.6 billion for the Restaurant Revitalization Fund for industry-focused grants. On March 30, 2021, President Biden signed the PPP Extension Act of 2021 which sets a new application deadline of May 31, allowing the Small Business Administration (SBA) to continue processing applications for up to 30 days past the May 31 deadline.

Federal emergency leave legislation- On March 18, 2020, the Families First Coronavirus Response Act ("FFCRA") was signed into law by the President, and was effective from April 1, 2020 to December 31, 2020. This legislation included a number of funding provisions and worker protections including mandated emergency paid sick leave and paid family and medical leave programs. For private employers with fewer than 500 employees, and most public employers, new programs were put in place to guarantee individuals 10 days of paid sick leave, and up to 10 weeks of paid family and medical leave to deal directly with COVID-19. Eligible employers have access to a tax credit to reimburse for costs related to the emergency leave programs. On December 27, 2020, the Consolidated Appropriations Act of 2021 was signed into law and included a bipartisan COVID-19 relief bill. Although the mandatory paid leave provisions from the FFCRA expired on December 31, 2020, the new law extended FFCRA tax credits through March 31, 2021, for covered employers that voluntarily continue to offer paid leave under the

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FFCRA framework. As part of the American Rescue Plan, Congress has once again extended certain FFCRA refundable tax credits between April 1 and September 30, 2021, for covered employers who voluntarily offer emergency paid leave for reasons described under FFCRA. The American Rescue Plan also expands the allowable leaves for purposes of qualifying for the tax credit. The Hartford is providing support for the administration of the family and medical leave component of these voluntary company FFCRA-type leaves for our Group Benefits customers. Congress also approved a $2 trillion Coronavirus Aid, Relief and Economic Security ("CARES") Act. The bill, signed into law on March 27, 2020, focused on providing financial support for small businesses, individuals, emergency workers, airlines and other industries of national security. The CARES Act included several technical corrections to the emergency leave programs and created advance refunding credits, which allow the U.S. Treasury to develop regulations or guidance to permit advancement of the tax credit for both the emergency paid sick leave and paid family and medical leave. We are closely monitoring further Congressional action on paid leave legislation, the timing of which is unclear at this time.

Federal tax legislation- In response to the COVID-19 Global Pandemic, Congress, various states and other global jurisdictions have passed numerous pieces of legislation which contain a number of changes to the tax laws in order to aid impacted businesses and individuals, as well as provide economic stimulus. The Company deferred the employer’s portion of the Social Security tax on wages from March 27, 2020 to year-end 2020. Such deferred amounts would be due and payable over a two-year period, 50% by December 31, 2021 and 50% by December 31, 2022. Refer to Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements for information about the impact of these new tax laws on the Company. The U.S. Treasury and IRS continue to develop guidance implementing these new tax law provisions, and Congress may consider additional technical corrections to these laws. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.
American Jobs Plan
On March 31, 2021, President Biden unveiled a key initiative of his Administration, the American Jobs Plan, a broad $2.2 trillion, 8-year infrastructure plan. The President’s plan outlines funding for several traditional infrastructure verticals such as roads, bridges, and highways, but also seeks to prioritize and incentivize clean energy and pursue policy options that promote equity and connect disadvantaged communities. This plan will largely be viewed as an opening bid as Congress starts the formal process of developing infrastructure spending legislation. To offset some of the plan’s costs, the Biden Administration proposed a series of tax changes including raising the corporate tax rate to 28%, eliminating subsidies and foreign tax credits for fossil fuel companies, championing a new 21% global minimum tax for multinational corporations, enacting a minimum tax on large corporations book income, and other tax changes to prevent U.S. corporations from inverting or claiming tax havens as their residence. The Biden Administration is set to release a second proposal in the coming weeks to address “social infrastructure,” which could include expanding health insurance, climate change initiatives, education, and paid family and medical leave. The prospects for these proposals remain unclear, even when considering procedural devices that could be used to move the legislation through Congress. While changes to corporate taxation, including a higher corporate income tax rate, would adversely affect the Company, the impact of other provisions on the Company’s operations and ability to attract new business and retain existing customers is unclear.
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
Tax Reform
At the end of 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted. The TCJA made significant reforms to the U.S. tax code. The major areas of interest to the Company included the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. The U.S. Treasury and IRS continue to develop guidance implementing TCJA, and Congress may consider additional technical corrections to the law. In addition, President Biden has proposed to increase the corporate tax rate to 28% and revisit other aspects of TCJA. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to TCJA, see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2020 Form 10-K Annual Report.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ACRONYMS

A&E Asbestos and Environmental	HIMCO Hartford Investment Management Company
ABS Asset Backed Securities	IBNR Incurred But Not Reported
ACL Allowance for Credit Losses	IT Information Technology
ADC Adverse Development Cover	LCL Liability for Credit Losses
AFS Available-For-Sale	LIBOR London Inter-Bank Offered Rate
ALAE Allocated Loss Adjustment Expenses	LTD Long-Term Disability
AMT Alternative Minimum Tax	LTV Loan-to-Value
AOCI Accumulated Other Comprehensive Income	MD&A Management's Discussion and Analysis
AUM Assets Under Management	NAIC National Association of Insurance Commissioners
CAY Current Accident Year	NIC Navigators Insurance Company
CLO Collateralized Loan Obligation	NICO National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CMBS Commercial Mortgage-Backed Securities	NM Not Meaningful
DAC Deferred Policy Acquisition Costs	NOLs Net Operating Loss Carryforwards or Carrybacks
DSCR Debt Service Coverage Ratio	NSIC Navigators Specialty Insurance Company
ERCC Enterprise Risk and Capital Committee	OCI Other Comprehensive Income
ETF Exchange-Traded Funds	OTC Over-the-Counter
ETP Exchange-Traded Products	P&C Property and Casualty
FAL Funds at Lloyd's	PYD Prior Year Development
FASB Financial Accounting Standards Board	RBC Risk-Based Capital
FHLBB Federal Home Loan Bank of Boston	RMBS Residential Mortgage-Backed Securities
GAAP Generally Accepted Accounting Principles	ROA Return on Assets
GB Group Benefits	ROE Return on Equity
HFSG Hartford Financial Services Group, Inc.	SCR Solvency Capital Requirement
HHI Hartford Holdings, Inc.	ULAE Unallocated Loss Adjustment Expenses

Part I - Item 4. Controls and Procedures

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2021.
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

Part II - Item 1. Legal Proceedings

Item 1. LEGAL PROCEEDINGS
For a discussion regarding The Hartford’s legal proceedings, see the information contained in Note 12 -Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
Item 1A.    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, (collectively the "Company's Risk Factors" or individually, the "Company's Risk Factor"), which is incorporated herein by reference, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer

In December 2020, the Company announced a $1.5 billion share repurchase authorization by the Board of Directors which is effective from January 1, 2021 through December 31, 2022. In April 2021, the Company announced an increase in the share repurchase authorization to $2.5 billion that remains effective until December 31, 2022. During the period from April 1, 2021 to April 26, 2021, the Company repurchased 0.4 million shares for $27. The timing of any repurchase of shares under the remaining equity repurchase authorization is dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

Repurchases of Common Stock by the Issuer for the Three Months Ended March 31, 2021
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
				(in millions)
January 1, 2021 - January 31, 2021	—	$—	—	$1,500
February 1, 2021 - February 28, 2021	1,568,182	$50.32	1,568,182	$1,421
March 1, 2021 - March 31, 2021	818,001	$54.25	818,001	$1,377
Total	2,386,183	$51.67	2,386,183
[1]This column reflects the $1.5 billion share repurchase authorization approved by the Company’s Board of Directors in December 2020. In April 2021, the Board increased this authorization to $2.5 billion. As a result of the increase, the Company had approximately $2.35 billion remaining under its share repurchase authorization as of April 26, 2021.
Item 6. EXHIBITS

See Exhibits Index on page	105.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2021
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective December 17, 2020.	8-K	001-13958	3.1	7/21/2016
10.01*	The Hartford 2020 Stock Incentive Plan Form of Non-Employee Directors Award Agreement.**
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	April 27, 2021	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)