Form 10-Q
period 2021-06-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2021-07-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 27, 2021, there were outstanding 347,185,658 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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

|

Part I - Item 1. Financial Statements

Item 1.
FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2021, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
July 28, 2021

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2021	2020	2021	2020
	(Unaudited)
Revenues
Earned premiums	$4,460	$4,234	$8,803	$8,625
Fee income	375	298	730	618
Net investment income	581	339	1,090	798
Net realized capital gains (losses)	147	109	227	(122)
Other revenues	26	88	38	105
Total revenues	5,589	5,068	10,888	10,024
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,786	2,847	6,136	5,763
Amortization of deferred policy acquisition costs ("DAC")	417	429	833	866
Insurance operating costs and other expenses	1,202	1,125	2,346	2,301
Interest expense	57	57	114	121
Amortization of other intangible assets	17	18	35	37
Restructuring and other costs	—	—	11	—
Total benefits, losses and expenses	4,479	4,476	9,475	9,088
Income before income taxes	1,110	592	1,413	936
Income tax expense	205	124	259	195
Net income	905	468	1,154	741
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$900	$463	$1,144	$731
Net income available to common stockholders per common share
Basic	$2.54	$1.29	$3.21	$2.04
Diluted	$2.51	$1.29	$3.17	$2.03
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
	(Unaudited)
Net income	$905	$468	$1,154	$741
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain on fixed maturities	295	1,428	(630)	371
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	—	—	—	1
Change in net gain on cash flow hedging instruments	(5)	(5)	—	39
Change in foreign currency translation adjustments	2	1	3	(7)
Changes in pension and other postretirement plan adjustments	14	12	27	23
Other comprehensive income (loss), net of tax	306	1,436	(600)	427
Comprehensive income	$1,211	$1,904	$554	$1,168
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $41,220 and $41,561, and ACL of $4 and $23)	$44,023	$45,035
Equity securities, at fair value	1,693	1,438
Mortgage loans (net of ACL of $24 and $38)	4,876	4,493
Limited partnerships and other alternative investments	2,565	2,082
Other investments	232	201
Short-term investments	3,398	3,283
Total investments	56,787	56,532
Cash	177	151
Restricted cash	131	88
Premiums receivable and agents' balances (net of ACL of $134 and $152)	4,622	4,268
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $99 and $108)	6,217	6,011
Deferred policy acquisition costs	852	789
Deferred income taxes, net	151	46
Goodwill	1,911	1,911
Property and equipment, net	1,067	1,122
Other intangible assets, net	904	950
Other assets	1,733	2,066
Assets held for sale	180	177
Total assets	$74,732	$74,111
Liabilities
Unpaid losses and loss adjustment expenses	$38,702	$37,855
Reserve for future policy benefits	611	638
Other policyholder funds and benefits payable	685	701
Unearned premiums	7,167	6,629
Long-term debt	4,354	4,352
Other liabilities	4,805	5,222
Liabilities held for sale	164	158
Total liabilities	56,488	55,555
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at June 30, 2021 and December 31, 2020, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 384,923,222 shares issued at June 30, 2021 and December 31, 2020	4	4
Additional paid-in capital	4,330	4,322
Retained earnings	14,813	13,918
Treasury stock, at cost 35,925,386 and 26,434,682 shares	(1,807)	(1,192)
Accumulated other comprehensive income, net of tax	570	1,170
Total stockholders’ equity	18,244	18,556
Total liabilities and stockholders’ equity	$74,732	$74,111
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for share and per share data)	2021	2020	2021	2020
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	4	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,310	4,286	4,322	4,312
Issuance of shares under incentive and stock compensation plans	(2)	(5)	(71)	(84)
Stock-based compensation plans expense	22	18	79	71
Additional Paid-in Capital, end of period	4,330	4,299	4,330	4,299
Retained Earnings
Retained Earnings, beginning of period	14,036	12,819	13,918	12,685
Cumulative effect of accounting changes, net of tax	—	—	—	(18)
Adjusted balance, beginning of period	14,036	12,819	13,918	12,667
Net income	905	468	1,154	741
Dividends declared on preferred stock	(5)	(5)	(10)	(10)
Dividends declared on common stock	(123)	(115)	(249)	(231)
Retained Earnings, end of period	14,813	13,167	14,813	13,167
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,246)	(1,220)	(1,192)	(1,117)
Treasury stock acquired	(568)	—	(691)	(150)
Issuance of shares under incentive and stock compensation plans	8	9	102	91
Net shares acquired related to employee incentive and stock compensation plans	(1)	—	(26)	(35)
Treasury Stock, at cost, end of period	(1,807)	(1,211)	(1,807)	(1,211)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	264	(957)	1,170	52
Total other comprehensive income	306	1,436	(600)	427
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	570	479	570	479
Total Stockholders’ Equity	$18,244	$17,072	$18,244	$17,072
Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	13,800	13,800	13,800	13,800
Issuance of preferred shares	—	—	—	—
Preferred Shares Outstanding, end of period	13,800	13,800	13,800	13,800
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	357,517	357,934	358,489	359,570
Treasury stock acquired	(8,650)	—	(11,036)	(2,661)
Issuance of shares under incentive and stock compensation plans	143	175	2,057	1,860
Return of shares under incentive and stock compensation plans to treasury stock	(12)	(10)	(512)	(670)
Common Shares Outstanding, at end of period	348,998	358,099	348,998	358,099
Cash dividends declared per common share	$0.350	$0.325	$0.700	$0.650
Cash dividends declared per preferred share	$375.00	$375.00	$750.00	$750.00
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2021	2020
Operating Activities	(Unaudited)
Net income	$1,154	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	(227)	122
Amortization of deferred policy acquisition costs	833	866
Additions to deferred policy acquisition costs	(885)	(856)
Depreciation and amortization	347	269
Other operating activities, net	(88)	95
Change in assets and liabilities:
Increase in reinsurance recoverables	(220)	(123)
Net change in accrued and deferred income taxes	(24)	175
Increase in insurance liabilities	1,330	597
Net change in other assets and other liabilities	(623)	(619)
Net cash provided by operating activities	1,597	1,267
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	11,370	9,023
Equity securities, at fair value	317	1,353
Mortgage loans	858	536
Partnerships	340	43
Payments for the purchase of:
Fixed maturities, available-for-sale	(10,716)	(8,362)
Equity securities, at fair value	(922)	(671)
Mortgage loans	(1,229)	(762)
Partnerships	(441)	(187)
Net proceeds from (payments for) derivatives	(5)	139
Net additions of property and equipment	(47)	(51)
Net payments for short-term investments	(102)	(883)
Other investing activities, net	(2)	37
Net cash provided by (used for) investing activities	(579)	215
Financing Activities
Deposits and other additions to investment and universal life-type contracts	42	29
Withdrawals and other deductions from investment and universal life-type contracts	(37)	(26)
Net decrease in securities loaned or sold under agreements to repurchase	—	(418)
Repayment of debt	—	(500)
Net issuance (return) of shares under incentive and stock compensation plans	5	(28)
Treasury stock acquired	(691)	(150)
Dividends paid on preferred stock	(10)	(10)
Dividends paid on common stock	(242)	(224)
Net cash used for financing activities	(933)	(1,327)
Foreign exchange rate effect on cash	1	(45)
Net increase in cash and restricted cash, including cash classified within assets held for sale	86	110
Less: Net increase in cash classified within assets held for sale	17	—
Net increase in cash and restricted cash	69	110
Cash and restricted cash – beginning of period	239	262
Cash and restricted cash– end of period	$308	$372
Supplemental Disclosure of Cash Flow Information
Income tax paid	$233	$3
Interest paid	$107	$124
See Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
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

|

Table of Contents	Note 2 - Earnings Per Common Share
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2021	2020	2021	2020
Earnings
Net income	$905	$468	$1,154	$741
Less: Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$900	$463	$1,144	$731
Shares
Weighted average common shares outstanding, basic	353.7	358.1	356.0	358.3
Dilutive effect of stock-based awards under compensation plans	4.8	1.2	4.4	1.9
Weighted average common shares outstanding and dilutive potential common shares	358.5	359.3	360.4	360.2
Net income available to common stockholders per common share
Basic	$2.54	$1.29	$3.21	$2.04
Diluted	$2.51	$1.29	$3.17	$2.03
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate Category.

Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial Lines	$569	$(66)	$698	$55
Personal Lines	118	371	253	469
Property & Casualty Other Operations	17	5	4	10
Group Benefits	170	101	179	205
Hartford Funds	52	39	99	75
Corporate	(21)	18	(79)	(73)
Net income	905	468	1,154	741
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$900	$463	$1,144	$731

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$768	$720	$1,506	$1,536
Liability	402	337	777	680
Marine	57	67	115	132
Package business	409	383	802	760
Property	205	185	405	390
Professional liability	158	149	313	292
Bond	71	68	140	138
Assumed reinsurance	84	72	152	138
Automobile	198	181	386	369
Total Commercial Lines	2,352	2,162	4,596	4,435
Personal Lines
Automobile	515	462	1,027	1,005
Homeowners	231	241	461	481
Total Personal Lines [1]	746	703	1,488	1,486
Group Benefits
Group disability	744	719	1,483	1,445
Group life	604	632	1,206	1,239
Other	79	72	156	130
Total Group Benefits	1,427	1,423	2,845	2,814
Hartford Funds
Mutual fund and Exchange-Traded Products ("ETP")	272	207	531	432
Talcott Resolution life and annuity separate accounts [2]	24	20	47	42
Total Hartford Funds	296	227	578	474
Corporate	14	17	26	34
Total earned premiums and fee income	4,835	4,532	9,533	9,243
Net investment income	581	339	1,090	798
Net realized capital gains (losses)	147	109	227	(122)
Other revenues	26	88	38	105
Total revenues	$5,589	$5,068	$10,888	$10,024
[1]For the three months ended June 30, 2021 and 2020, AARP members accounted for earned premiums of $682 and $633, respectively. For the six months ended June 30, 2021 and 2020, AARP members accounted for earned premiums of $1.36 billion and $1.34 billion, respectively.
[2]Represents revenues earned for investment advisory services on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Non-Insurance Contracts with Customers

		Three Months Ended June 30,		Six Months Ended June 30,
	Revenue Line Item	2021	2020	2021	2020
Commercial Lines
Installment billing fees	Fee income	$8	$5	$17	$13
Personal Lines
Installment billing fees	Fee income	8	9	16	18
Insurance servicing revenues	Other revenues	21	21	40	40
Group Benefits
Administrative services	Fee income	49	45	93	88
Hartford Funds
Advisor, distribution and other management fees	Fee income	270	207	527	431
Other fees	Fee income	26	20	51	43
Corporate
Investment management and other fees	Fee income	14	12	26	25
Transition service revenues	Other revenues	—	—	—	2
Total non-insurance revenues with customers		$396	$319	$770	$660
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,321	$—	$1,307	$14
Collateralized loan obligations ("CLOs")	3,100	—	2,725	375
Commercial mortgage-backed securities ("CMBS")	4,095	—	4,009	86
Corporate	19,161	—	18,020	1,141
Foreign government/government agencies	873	—	873	—
Municipal	9,161	—	9,161	—
Residential mortgage-backed securities ("RMBS")	3,520	—	3,218	302
U.S. Treasuries	2,792	250	2,542	—
Total fixed maturities	44,023	250	41,855	1,918
Equity securities, at fair value	1,693	1,061	558	74
Derivative assets
Credit derivatives	13	—	13	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	14	—	14	—
Short-term investments	3,398	2,204	1,176	18
Total assets accounted for at fair value on a recurring basis	$49,128	$3,515	$43,603	$2,010
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(2)	$—	$(2)	$—
Foreign exchange derivatives	(4)	—	(4)	—
Interest rate derivatives	(53)	—	(53)	—
Total derivative liabilities [2]	(59)	—	(59)	—
Total liabilities accounted for at fair value on a recurring basis	$(59)	$—	$(59)	$—

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,564	$—	$1,564	$—
CLOs	2,780	—	2,420	360
CMBS	4,484	—	4,407	77
Corporate	20,273	—	19,392	881
Foreign government/government agencies	919	—	913	6
Municipal	9,503	—	9,503	—
RMBS	4,107	—	3,726	381
U.S. Treasuries	1,405	529	876	—
Total fixed maturities	45,035	529	42,801	1,705
Equity securities, at fair value	1,438	872	496	70
Derivative assets
Credit derivatives	21	—	21	—
Foreign exchange derivatives	1	—	1	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	23	—	23	—
Short-term investments	3,283	2,663	590	30
Total assets accounted for at fair value on a recurring basis	$49,779	$4,064	$43,910	$1,805
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	(14)	—	(14)	—
Interest rate derivatives	(70)	—	(70)	—
Total derivative liabilities [2]	(84)	—	(84)	—
Total liabilities accounted for at fair value on a recurring basis	$(84)	$—	$(84)	$—
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
The Company has overseas deposits in Other Investments of $57 and $54 as of June 30, 2021 and December 31, 2020, respectively, which are measured at fair value using the net asset value as a practical expedient.
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

|

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

|

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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	Not applicable

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2021
CLOs [3]	$266	Discounted cash flows	Spread	229 bps	328 bps	312 bps	Decrease
CMBS [3]	$66	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	195 bps	645 bps	326 bps	Decrease
Corporate [4]	$1,051	Discounted cash flows	Spread	88 bps	965 bps	275 bps	Decrease
RMBS [3]	$285	Discounted cash flows	Spread [6]	38 bps	259 bps	94 bps	Decrease
			Constant prepayment rate [6]	—%	12%	6%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	70%	Decrease
As of December 31, 2020
CLOs [3]	$340	Discounted cash flows	Spread	304 bps	305 bps	304 bps	Decrease
CMBS [3]	$20	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	255 bps	975 bps	688 bps	Decrease
Corporate [4]	$749	Discounted cash flows	Spread	110 bps	692 bps	293 bps	Decrease
RMBS [3]	$364	Discounted cash flows	Spread [6]	7 bps	937 bps	119 bps	Decrease
			Constant prepayment rate [6]	—%	10%	5%	Decrease [5]
			Constant default rate [6]	2%	6%	3%	Decrease
			Loss severity [6]	—%	100%	84%	Decrease
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
As of June 30, 2021 and December 31, 2020, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of June 30, 2021, no significant adjustments were made by the Company to broker prices received.

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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2021
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2021
Assets
Fixed Maturities, AFS
ABS	$6	$—	$—	$13	$—	$—	$—	$(5)	$14
CLOs	426	—	—	119	(30)	—	—	(140)	375
CMBS	61	—	2	38	(1)	—	5	(19)	86
Corporate	944	1	2	176	(69)	(37)	124	—	1,141
RMBS	481	—	(1)	29	(57)	(10)	—	(140)	302
Total Fixed Maturities, AFS	1,918	1	3	375	(157)	(47)	129	(304)	1,918
Equity Securities, at fair value	70	2	—	3	(1)	—	—	—	74
Short-term investments	16	—	—	2	—	—	—	—	18
Total Assets	$2,004	$3	$3	$380	$(158)	$(47)	$129	$(304)	$2,010

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2021
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2021
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$19	$—	$—	$—	$(5)	$14
CLOs	360	—	—	259	(45)	—	—	(199)	375
CMBS	77	—	2	39	(3)	—	5	(34)	86
Corporate	881	6	(11)	249	(76)	(44)	172	(36)	1,141
Foreign Govt./Govt. Agencies	6	—	—	—	—	(6)	—	—	—
RMBS	381	—	(2)	180	(103)	(14)	—	(140)	302
Total Fixed Maturities, AFS	1,705	6	(11)	746	(227)	(64)	177	(414)	1,918
Equity Securities, at fair value	70	2	—	3	(1)	—	—	—	74
Short-term investments	30	—	—	2	(14)	—	—	—	18
Total Assets	$1,805	$8	$(11)	$751	$(242)	$(64)	$177	$(414)	$2,010

70

|

Table of Contents	Note 4 - Fair Value Measurements
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLOs	$—	$—	$—	$4	$—	$—	$—	$(2)
CMBS	—	—	2	—	—	—	2	—
Corporate	—	—	2	61	—	—	(8)	(12)
RMBS	—	—	(1)	13	—	—	(2)	(11)
Total Fixed Maturities, AFS	—	—	3	78	—	—	(8)	(25)
Equity Securities, at fair value	2	(3)	—	—	2	(9)	—	—
Total Assets	$2	$(3)	$3	$78	$2	$(9)	$(8)	$(25)
Liabilities
Contingent Consideration	$—	$—	$—	$—	$—	$12	$—	$—
Total Liabilities	$—	$—	$—	$—	$—	$12	$—	$—
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
FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

Financial Assets and Liabilities Not Carried at Fair Value
	June 30, 2021			December 31, 2020
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$4,876	$5,110	Level 3	$4,493	$4,792
Liabilities
Other policyholder funds and benefits payable	Level 3	$685	$687	Level 3	$701	$703
Senior notes [2]	Level 2	$3,264	$4,153	Level 2	$3,262	$4,363
Junior subordinated debentures [2]	Level 2	$1,090	$1,121	Level 2	$1,090	$1,107
[1]As of June 30, 2021 and December 31, 2020, carrying amount of mortgage loans is net of ACL of $24 and $38, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. INVESTMENTS

Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2021	2020	2021	2020
Gross gains on sales	$68	$96	$99	$174
Gross losses on sales	(15)	(22)	(46)	(30)
Equity securities [1]	88	75	131	(311)
Net credit losses on fixed maturities, AFS	—	(20)	4	(32)
Change in ACL on mortgage loans	10	(22)	14	(24)
Intent-to-sell impairments	—	—	—	(5)
Other, net [2]	(4)	2	25	106
Net realized capital gains (losses)	$147	$109	$227	$(122)
[1] The net unrealized gains on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2021, were $80 and $118 for the three and six months ended June 30, 2021 respectively. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2020, were $67 and $(34) for the three and six months ended June 30, 2020 respectively.
[2] For the three and six months ended June 30, 2021 includes gains (losses) from transactional foreign currency revaluation of $0 and $(7) and gains (losses) on non-qualifying derivatives of $(29) and $6, respectively. For the same periods, also includes a gain of $46 on the sale of Talcott Resolution, and, an additional gain (loss) of $(19) and $(18), respectively, on the pending sale of Continental Europe Operations. For the three and six months ended June 30, 2020, includes gains (losses) from transactional foreign currency revaluation of $0 and $10, respectively. For the same periods, also includes gains (losses) on non-qualifying derivatives of $7 and $99, respectively.
Proceeds from the sales of fixed maturities, AFS totaled $4.0 billion and $8.2 billion for the three and six months ended June 30, 2021 respectively, and $4.1 billion and $7.2 billion for the three and six months ended June 30, 2020, respectively.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of June 30, 2021 and December 31, 2020, the Company reported accrued interest receivable related to fixed maturities, AFS of $323 and $327, respectively, and accrued interest receivable related to mortgage loans of $15 and $14, respectively. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of net realized capital gains and losses.
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

|

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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Before tax)	Corporate	Total	Corporate	Total	Corporate	Total	Corporate	Total
Balance as of beginning of period	$19	$19	$12	$12	$23	$23	$—	$—
Credit losses on fixed maturities where an allowance was not previously recorded	—	—	23	23	2	2	35	35
Reduction due to sales	(15)	(15)	(2)	(2)	(15)	(15)	(2)	(2)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	—	(1)	(1)	(6)	(6)	(1)	(1)
Balance as of end of period	$4	$4	$32	$32	$4	$4	$32	$32

Fixed Maturities, AFS, by Type
	June 30, 2021					December 31, 2020
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$1,295	$—	$26	$—	$1,321	$1,525	$—	$39	$—	$1,564
CLOs	3,092	—	9	(1)	3,100	2,780	—	7	(7)	2,780
CMBS	3,853	—	250	(8)	4,095	4,219	—	286	(21)	4,484
Corporate	17,740	(4)	1,457	(32)	19,161	18,401	(23)	1,926	(31)	20,273
Foreign govt./govt. agencies	824	—	52	(3)	873	842	—	77	—	919
Municipal	8,281	—	882	(2)	9,161	8,564	—	940	(1)	9,503
RMBS	3,436	—	92	(8)	3,520	3,966	—	144	(3)	4,107
U.S. Treasuries	2,699	—	96	(3)	2,792	1,264	—	141	—	1,405
Total fixed maturities, AFS	$41,220	$(4)	$2,864	$(57)	$44,023	$41,561	$(23)	$3,560	$(63)	$45,035

Fixed Maturities, AFS, by Contractual Maturity Year
	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,224	$1,241	$1,411	$1,432
Over one year through five years	7,949	8,376	7,832	8,286
Over five years through ten years	8,817	9,323	7,622	8,354
Over ten years	11,554	13,047	12,206	14,028
Subtotal	29,544	31,987	29,071	32,100
Mortgage-backed and asset-backed securities	11,676	12,036	12,490	12,935
Total fixed maturities, AFS	$41,220	$44,023	$41,561	$45,035
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of June 30, 2021 or December 31, 2020 other than U.S. government securities and certain U.S. government agencies.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$137	$—	$—	$—	$137	$—
CLOs	703	(1)	251	—	954	(1)
CMBS	130	(1)	91	(7)	221	(8)
Corporate	1,436	(23)	207	(9)	1,643	(32)
Foreign govt./govt. agencies	153	(3)	—	—	153	(3)
Municipal	263	(2)	—	—	263	(2)
RMBS	725	(8)	6	—	731	(8)
U.S. Treasuries	377	(3)	—	—	377	(3)
Total fixed maturities, AFS in an unrealized loss position	$3,924	$(41)	$555	$(16)	$4,479	$(57)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$44	$—	$—	$—	$44	$—
CLOs	758	(2)	715	(5)	1,473	(7)
CMBS	410	(17)	19	(4)	429	(21)
Corporate	466	(13)	212	(18)	678	(31)
Foreign govt./govt. agencies	24	—	—	—	24	—
Municipal	34	(1)	—	—	34	(1)
RMBS	461	(3)	21	—	482	(3)
U.S. Treasuries	39	—	—	—	39	—
Total fixed maturities, AFS in an unrealized loss position	$2,236	$(36)	$967	$(27)	$3,203	$(63)
As of June 30, 2021, fixed maturities, AFS in an unrealized loss position consisted of 787 instruments, primarily in the corporate sectors, most notably financial services, technology and communications, capital goods, and utilities, as well as CMBS and RMBS which were depressed largely due to higher interest rates and/or wider credit spreads since the purchase date. As of June 30, 2021, 96% of these fixed maturities were depressed less than 20% of cost or amortized cost. The unrealized losses remained relatively flat compared to December 31, 2020.
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

|

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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of June 30, 2021, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of June 30, 2021 or December 31, 2020. For the three and six months ended June 30, 2021 and 2020, respectively, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

ACL on Mortgage Loans
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ACL as of beginning of period	$34	$21	$38	$—
Cumulative effect of accounting changes [1]				19
Adjusted beginning ACL	34	21	38	19
Current period provision (release)	(10)	22	(14)	24
ACL as of June 30,	$24	$43	$24	$43
[1] Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information, see the Financial Instruments - Credit Losses section within Note 1 - Basis of Presentation and Significant Accounting Policies, included in The Hartford's 2020 Form 10-K Annual Report.
During 2020, the Company increased the estimate of the ACL in response to significant economic stress experienced as a result of the COVID-19 pandemic. The decrease in the allowance for the three and six months ended June 30, 2021, is the result of improved economic scenarios, including improved GDP growth and unemployment, and higher property valuations as compared to the prior periods. We continue to monitor the impact on our mortgage loan portfolio from borrower behavior in response to the economic stress. Borrowers with lower LTVs have an incentive to continue to make payments of principal and/or interest in order to preserve the equity they have in the underlying commercial real estate properties.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 54% as of June 30, 2021, while the weighted-average LTV ratio at origination of these loans was 60%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of June 30, 2021
	2021		2020		2019		2018		2017		2016 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$—	—x	$57	2.13x	$187	1.61x	$175	1.25x	$45	1.75x	$140	1.51x	$604	1.54x
Less than 65%	713	2.93x	642	2.69x	730	2.71x	428	2.22x	421	1.85x	1,362	2.51x	4,296	2.55x
Total mortgage loans	$713	2.93x	$699	2.64x	$917	2.49x	$603	1.93x	$466	1.84x	$1,502	2.42x	$4,900	2.42x
[1] Amortized cost of mortgage loans excludes ACL of $24.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2020
	2020		2019		2018		2017		2016		2015 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$28	1.62x	$243	1.58x	$212	1.33x	$45	2.02x	$51	1.92x	$115	1.74x	$694	1.59x
Less than 65%	659	2.56x	676	2.85x	410	2.25x	446	1.89x	235	2.99x	1,411	3.01x	3,837	2.69x
Total mortgage loans	$687	2.52x	$919	2.51x	$622	1.94x	$491	1.90x	$286	2.80x	$1,526	2.92x	$4,531	2.52x
[1] Amortized cost of mortgage loans excludes ACL of $38.

Mortgage Loans by Region
	June 30, 2021		December 31, 2020
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$293	6.0%	$290	6.4%
Middle Atlantic	289	5.9%	291	6.4%
Mountain	345	7.0%	254	5.6%
New England	395	8.1%	397	8.8%
Pacific	1,196	24.4%	1,001	22.1%
South Atlantic	1,246	25.4%	1,038	22.9%
West North Central	44	0.9%	44	1.0%
West South Central	373	7.6%	433	9.5%
Other [1]	719	14.7%	783	17.3%
Total mortgage loans	4,900	100.0%	4,531	100.0%
ACL	(24)		(38)
Total mortgage loans, net of ACL	$4,876		$4,493
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2021		December 31, 2020
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$1,622	33.1%	$1,339	29.5%
Multifamily	1,609	32.8%	1,498	33.1%
Office	652	13.3%	774	17.1%
Retail [1]	901	18.4%	788	17.4%
Single Family	76	1.6%	92	2.0%
Other	40	0.8%	40	0.9%
Total mortgage loans	4,900	100.0%	4,531	100.0%
ACL	(24)		(38)
Total mortgage loans, net of ACL	$4,876		$4,493
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of June 30, 2021 and December 31, 2020, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of June 30, 2021, under this program, the Company serviced mortgage loans with a total outstanding principal of $7.5 billion, of which $3.8 billion was serviced on behalf of third parties and $3.7 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2020, the Company serviced mortgage loans with a total outstanding principal balance of $6.9 billion, of which $3.7 billion was serviced on behalf of third parties and $3.2 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of June 30, 2021 and December 31, 2020, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated VIEs
As of June 30, 2021 and December 31, 2020, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2021 and December 31, 2020 was limited to the total carrying value of $1.6 billion and $1.3 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the Company has outstanding commitments totaling $1.0 billion and $768, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K Annual Report.
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
SECURITIES LENDING, REVERSE REPURCHASE AGREEMENTS, OTHER COLLATERAL TRANSACTIONS AND RESTRICTED INVESTMENTS
Securities Lending
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s Condensed Consolidated Balance Sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements are continuous and do not have stated maturity dates and provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Condensed Consolidated Balance Sheets. Income associated with securities lending transactions is reported as a component of net investment income in the Company’s Condensed Consolidated Statements of Operations. While the Company did have securities on loan as part of a securities lending program during 2020, as of June 30, 2021 and December 31, 2020, the Company did not have any securities on loan as part of a securities lending program.
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of June 30, 2021 and December 31, 2020, the Company reported $18 and $30, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of June 30, 2021 and December 31, 2020, the Company pledged collateral of $9 and $34, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. Amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 6 - Derivatives of Notes to Condensed Consolidated Financial Statements.
Other Restricted Investments
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of June 30, 2021 and December 31, 2020, the fair value of securities on deposit was $2.5 billion and $2.6 billion, respectively.
In addition, as of June 30, 2021, the Company held fixed maturities and short-term investments of $685 and $2, respectively, in trust for the benefit of syndicate policyholders, held fixed maturities of $172 in a Lloyd's of London ("Lloyd's") trust account to provide a portion of the required capital, and

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
maintained other investments of $57 primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries. As of December 31, 2020, the Company held fixed maturities and short-term investments of $661 and $26, respectively, in trust for the benefit of syndicate policyholders, held fixed maturities of $175 in a Lloyd's trust account to provide a portion of the required capital, and maintained other investments of $54 primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries. Lloyd's is an insurance market-place operating worldwide. Lloyd's does not underwrite risks. The Company accepts risks as the sole member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate").
Equity Method Investments
On June 30, 2021, Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (collectively referred to as "Talcott Resolution"), was sold and, as a result, the Company sold its retained 9.7% interest. The Company received a total $217 in connection with the sale of its 9.7% ownership interest, resulting in a realized gain on sale of $46 before tax for the three and six months ended June 30, 2021.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of June 30, 2021 and December 31, 2020, the notional amount of interest rate swaps in offsetting relationships was $7.2 billion and $7.6 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.

|

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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun. 30, 2021	Dec. 31, 2020	Jun. 30, 2021	Dec. 31, 2020	Jun. 30, 2021	Dec. 31, 2020	Jun. 30, 2021	Dec. 31, 2020
Cash flow hedges
Interest rate swaps	$2,340	$2,340	$—	$—	$—	$—	$—	$—
Foreign currency swaps	297	286	(4)	(13)	5	3	(9)	(16)
Total cash flow hedges	2,637	2,626	(4)	(13)	5	3	(9)	(16)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,004	8,335	(52)	(69)	5	4	(57)	(73)
Foreign exchange contracts
Foreign currency swaps and forwards	280	269	—	—	—	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	6	6	—	—	—	—	—	—
Credit derivatives that assume credit risk [1]	225	675	11	21	11	21	—	—
Credit derivatives in offsetting positions	214	218	—	—	4	5	(4)	(5)
Total non-qualifying strategies	8,729	9,503	(41)	(48)	20	30	(61)	(78)
Total cash flow hedges and non-qualifying strategies	$11,366	$12,129	$(45)	$(61)	$25	$33	$(70)	$(94)
Balance Sheet Location
Fixed maturities, available-for-sale	$280	$269	$—	$—	$—	$—	$—	$—
Other investments	1,386	9,585	14	23	17	25	(3)	(2)
Other liabilities	9,700	2,275	(59)	(84)	8	8	(67)	(92)
Total derivatives	$11,366	$12,129	$(45)	$(61)	$25	$33	$(70)	$(94)
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

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of June 30, 2021
Other investments	$25	$24	$14	$(13)	$1	$—
Other liabilities	$(70)	$(9)	$(59)	$(2)	$(58)	$(3)
As of December 31, 2020
Other investments	$33	$31	$23	$(21)	$1	$1
Other liabilities	$(94)	$(6)	$(84)	$(4)	$(83)	$(5)
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

Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest rate swaps	$(4)	$4	$6	$36
Foreign currency swaps	7	(4)	11	24
Total	$3	$—	$17	$60

Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$10	$(3)	$7	$(2)	$20	$(5)	$10	$(2)
Foreign currency swaps	1	—	1	—	2	—	2	—
Total	$11	$(3)	$8	$(2)	$22	$(5)	$12	$(2)

Total amounts presented on the Condensed Consolidated Statement of Operations	$581	$57	$339	$57	$1,090	$114	$798	$121

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2021, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $33. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income and interest expense over the term of the investment cash flows.
During the three and six months ended June 30, 2021 and 2020, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
NON-QUALIFYING STRATEGIES
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign exchange contracts
Foreign currency swaps and forwards	$—	$—	$—	$3
Interest rate contracts
Interest rate swaps, swaptions, and futures	(32)	1	—	21
Credit contracts
Credit derivatives that purchase credit protection	—	(2)	—	4
Credit derivatives that assume credit risk	3	8	6	(4)
Equity contracts
Equity index swaps and options	—	—	—	75
Total [1]	$(29)	$7	$6	$99
[1]Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option.

|

Table of Contents	Note 6 - Derivatives
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

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of June 30, 2021
Single name credit default swaps
Investment grade risk exposure	$50	$1	5 years	Corporate Credit	A	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	100	2	5 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	75	8	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	100	1	7 years	CMBS Credit	AAA	100	(1)
Below investment grade risk exposure	7	(3)	Less than 1 year	CMBS Credit	B-	7	3
Total [5]	$332	$9				$107	$2
As of December 31, 2020
Single name credit default swaps
Investment grade risk exposure	$175	$9	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	500	12	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	100	1	8 years	CMBS Credit	AAA	100	(1)
Below investment grade risk exposure	9	(4)	Less than 1 year	CMBS Credit	CCC+	9	4
Total [5]	$784	$18				$109	$3
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
DERIVATIVE COLLATERAL ARRANGEMENTS
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2021 and December 31, 2020, the Company has pledged cash collateral associated with derivative instruments of $1 and $0, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of June 30, 2021 and December 31, 2020, the Company pledged securities collateral associated with derivative instruments with a fair value of $58 and $90, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
pledge these securities.
In addition, as of June 30, 2021 and December 31, 2020, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $105 and $83, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of June 30, 2021 and December 31, 2020, the Company accepted cash collateral associated with derivative instruments of $15 and $24, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in
fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of June 30, 2021 and December 31, 2020, with a fair value of $1 as of both dates, which the Company has the right to sell or repledge. As of June 30, 2021 and December 31, 2020, the Company had no repledged securities and no securities held as collateral have been sold. Non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of June 30, 2021	As of December 31, 2020
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums	$4,228	$3,851
Receivables for loss within a deductible and retrospectively-rated policy premiums, by credit quality:
AAA	—	—
AA	139	142
A	56	62
BBB	163	185
BB	105	115
Below BB	65	65
Total receivables for losses within a deductible and retrospectively-rated policy premiums	528	569

Total Premiums Receivable and Agents' Balances, Gross	4,756	4,420
ACL	(134)	(152)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,622	$4,268
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
During the three and six months ended June 30, 2021, the ACL on premiums receivable decreased as the provision required on premiums written in the quarter was more than offset by write-offs and a reduction in the provision reflecting lessening expected impacts of COVID-19 relative to prior assumptions in certain lines of business. The three and six months ended June

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
30, 2020 reflected an increase in the ACL primarily due to increasing expected impacts of COVID-19.

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	June 30, 2021			June 30, 2020
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total
Beginning ACL	$108	$36	$144	$98	$41	$139
Current period provision (release)	1	1	2	48	3	51
Current period write-offs	(15)	—	(15)	(8)	—	(8)
Current period recoveries	3	—	3	1	—	1
Ending ACL	$97	$37	$134	$139	$44	$183

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Six Months Ended
	June 30, 2021			June 30, 2020
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Receivables for Loss within a Deductible and Retrospectively-Rated Policy Premiums	Total
Beginning ACL	$117	$35	$152	$85	$60	$145
Cumulative effect of accounting change [1]				(2)	(21)	(23)
Adjusted beginning ACL	117	35	152	83	39	122
Current period provision (release)	5	2	7	76	5	81
Current period write-offs	(30)	—	(30)	(23)	—	(23)
Current period recoveries	5	—	5	3	—	3
Ending ACL	$97	$37	$134	$139	$44	$183
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

|

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

Reinsurance Recoverables by Credit Quality Indicator
	As of June 30, 2021				As of December 31, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$1,704	$—	$—	$1,704	$1,598	$—	$—	$1,598
A+	1,881	239	282	2,402	1,788	230	305	2,323
A	682	—	—	682	638	—	—	638
A-	34	9	—	43	37	9	—	46
B++	652	—	3	655	666	—	3	669
Below B++	21	1	—	22	21	1	—	22
Total Rated by A.M. Best	4,974	249	285	5,508	4,748	240	308	5,296
Mandatory (Assigned) and Voluntary Risk Pools	254	—	—	254	259	—	—	259
Captives	306	—	—	306	305	—	—	305
Other not rated companies	241	7	—	248	254	5	—	259
Gross Reinsurance Recoverables	5,775	256	285	6,316	5,566	245	308	6,119
Allowance for uncollectible reinsurance	(96)	(1)	(2)	(99)	(105)	(1)	(2)	(108)
Net Reinsurance Recoverables	$5,679	$255	$283	$6,217	$5,461	$244	$306	$6,011
Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods, generally 30, 60 or 90 days. There were no write-offs for the three and six months ended June 30, 2021, respectively.
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

|

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
The Company's evaluation of the required ACL for reinsurance recoverables considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 5 - Investments. Insurance companies, including reinsurers, are regulated and hold risk-based capital ("RBC") to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance recoverables. As a result, there is limited history of losses from insurer defaults. The decrease in the ACL for the six months ended June 30, 2021 was primarily due to higher than expected recovery from one reinsurer on which the Company had recognized an ACL.

Allowance for Uncollectible Reinsurance for the Three Months Ended
	June 30, 2021				June 30, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$95	$1	$2	$98	$114	$1	$2	$117
Beginning allowance for disputed amounts	56	—	—	56	65	—	—	$65
Beginning ACL	39	1	2	42	49	1	2	52
Current period provision (release)	1	—	—	1	1	—	—	1
Current period gross recoveries	—	—	—	—	1	—	—	1
Ending ACL	40	1	2	43	51	1	2	54
Ending allowance for disputed amounts	56	—	—	56	57	—	—	57
Ending allowance for uncollectible reinsurance	$96	$1	$2	$99	$108	$1	$2	$111

Allowance for Uncollectible Reinsurance for the Six Months Ended
	June 30, 2021				June 30, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$105	$1	$2	$108	$114	$—	$—	$114
Beginning allowance for disputed amounts	53	—	—	53	66	—	—	$66
Beginning ACL	52	1	2	55	48	—	—	48
Cumulative effect of accounting change [1]					—	1	1	2
Adjusted beginning ACL	52	1	2	55	48	1	1	50
Current period provision (release)	(12)	—	—	(12)	2	—	1	3
Current period gross recoveries	—	—	—	—	1	—	—	1
Ending ACL	40	1	2	43	51	1	2	54
Ending allowance for disputed amounts	56	—	—	56	57	—	—	57
Ending allowance for uncollectible reinsurance	$96	$1	$2	$99	$108	$1	$2	$111
[1] Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2020 Form 10-K Annual Report.

|

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
PROPERTY AND CASUALTY INSURANCE PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2021	2020
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,622	$28,261
Reinsurance and other recoverables	5,725	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	23,897	22,986
Provision for unpaid losses and loss adjustment expenses
Current accident year	3,838	3,962
Prior accident year development [1]	80	(245)
Total provision for unpaid losses and loss adjustment expenses	3,918	3,717
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(45)	(83)
Payments
Current accident year	(864)	(778)
Prior accident years	(2,222)	(2,575)
Total payments	(3,086)	(3,353)
Foreign currency adjustment	(7)	(10)
Ending liabilities for unpaid losses and loss adjustment expenses, net	24,677	23,257
Reinsurance and other recoverables	5,905	5,427
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$30,582	$28,684
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

|

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable (Favorable) Prior Accident Year Development

	For the six months ended June 30,
	2021	2020
Workers’ compensation	$(83)	$(38)
Workers’ compensation discount accretion	18	18
General liability	307	114
Marine	1	1
Package business	(46)	(6)
Commercial property	(20)	(2)
Professional liability	(7)	5
Bond	(14)	(10)
Assumed reinsurance	—	(7)
Automobile liability - Commercial Lines	—	27
Automobile liability - Personal Lines	(43)	(21)
Homeowners	1	—
Catastrophes	(98)	(413)
Uncollectible reinsurance	(10)	(2)
Other reserve re-estimates, net	29	6
Prior accident year development before change in deferred gain	35	(328)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	45	83
Total prior accident year development	$80	$(245)
[1] The change in deferred gain for the six months ended June 30, 2021 and 2020 included $45 and $83, respectively, of adverse development on Navigators 2018 and prior accident year reserves, primarily driven by professional liability in the 2021 period and professional liability, marine, general liability, prior accident year catastrophes, and assumed reinsurance in the 2020 period.
Re-estimates of prior accident year reserves for the six months ended June 30, 2021
Workers’ compensation reserves were decreased primarily within small commercial and middle & large commercial accounts for the 2013 through 2017 accident years driven by lower than previously estimated claim severity.
General liability reserves were increased including an increase for sexual molestation and sexual abuse claims above the amount of reserves previously recorded for this exposure, primarily to reflect an increase in reserves for claims made against the Boy Scouts of America ("BSA") as discussed further below, partially offset by reserve decreases for other mass torts and extra contractual liability claims.
Package business reserves decreased largely due to lower estimated loss adjustment expenses for accident years 2014 to 2018 and a reduction in estimated reserves for extra contractual liability claims.
Commercial property reserves were decreased primarily due to favorable development for the 2020 accident year in both middle & large commercial and global specialty.
Professional liability reserves were decreased due to lower estimated severity in both large and middle market directors’ and officers’ (“D&O”) insurance for older accident years. More than offsetting this favorable reserve development were reserve increases on legacy Navigators public company directors’ and officers’ insurance for 2018 and prior accident years which is reflected within the change in deferred gain on retroactive reinsurance in the above table.
Bond reserves were reduced mostly due to favorable emergence on contract surety claims driven by higher than previously anticipated recoveries, largely for the 2016 to 2017 accident years.
Automobile liability reserves were decreased in Personal Lines principally due to lower estimated severity on AARP Direct and Agency claims, primarily within accident years 2015 to 2020, and a reduction in estimated reserves for extra contractual liability claims.
Catastrophes reserves were decreased in both Commercial and Personal Lines primarily driven by a reduction in reserves for 2019 and 2020 wind and hail events, lower estimated losses from 2017 and 2018 hurricanes and a reduction in estimated losses from the 2017 and 2018 California wildfires, including an expected recovery of subrogation from a utility related to the 2018 Woolsey wildfire in California.
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

|

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
Settlement Agreement with Boy Scouts of America
On April 16, 2021, the Company announced that it had entered into a Settlement Agreement and Release (the “Agreement”) with BSA pursuant to which The Hartford would pay $650 for sexual molestation and sexual abuse claims associated with liability policies issued by various Hartford writing companies in the 1970s and early 1980s. The Agreement was contingent on a number of conditions, including confirmation of a BSA global plan of reorganization that incorporated the Agreement. On July 2, 2021, BSA filed papers with the Bankruptcy Court requesting to be excused from its obligations under the Agreement. The Company opposes BSA’s requested relief and has argued that legally BSA cannot be excused from performance of its obligations under the Agreement. Even in the absence of a settlement with BSA, the Company continues to believe that $650 is a reasonable estimate of the settlement value of its exposure to sexual molestation and sexual abuse claims pertaining to the BSA and its local councils. Nonetheless, given uncertainties associated with BSA's request to be excused from its obligations under the Agreement, the large number of claims filed against BSA in the bankruptcy, the complex, disputed coverage issues involved with the Company’s policies issued to BSA and its local councils, and the inherent unpredictability of related litigation, and court ordered mediation, it is possible that adverse outcomes, if any, could have a material adverse effect on the Company’s consolidated operating results.
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. As of June 30, 2021, the Company has incurred $860 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $640 of available limit remaining under the A&E ADC. As a result, the Company has recorded a $210 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $860 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings which may be significant.
Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased the Navigators ADC, an aggregate excess of loss reinsurance agreement covering adverse reserve development, from NICO, on behalf of Navigators Insurers. Under the Navigators ADC, the Navigators Insurers paid NICO a reinsurance premium of $91 in

|

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
As of June 30, 2021, the Company has recorded a reinsurance recoverable under the Navigators ADC of $254, as estimated cumulative loss development on the 2018 and prior accident year reserves of $354 exceed the $100 deductible. While the reinsurance recoverable is $254, the Company has also recorded a $163 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. Of the $163 of cumulative ceded losses in excess of ceded premium paid, $45 was recognized as a deferred gain in 2021 and $83 was recognized as a deferred gain in 2020. As the Company has ceded $254 of the $300 available limit, there is $46 of remaining limit available as of June 30, 2021.
GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2021	2020
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,233	$8,256
Reinsurance recoverables [1]	237	246
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,996	8,010
Provision for unpaid losses and loss adjustment expenses
Current incurral year	2,464	2,297
Prior year's discount accretion	106	111
Prior incurral year development [2]	(282)	(315)
Total provision for unpaid losses and loss adjustment expenses [3]	2,288	2,093
Payments
Current incurral year	(1,000)	(871)
Prior incurral years	(1,414)	(1,290)
Total payments	(2,414)	(2,161)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,870	7,942
Reinsurance recoverables	250	244
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,120	$8,186
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
[3]Includes unallocated loss adjustment expenses ("ULAE") of $87 and $89 for the six months ended June 30, 2021 and 2020, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the six months ended June 30, 2021
Group disability- Prior period reserve estimates decreased by approximately $240 largely driven by group long-term disability claim incidence lower than prior assumptions together with strong recoveries on prior incurral year claims. Also contributing was group short-term disability non-COVID-19 claim incidence lower than previously expected and a New York Paid Family Leave program refund.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $30 largely driven by lower-than-previously expected claim incidence in both group life premium waiver and group accidental death & dismemberment.
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $10 driven by lower-than-previously expected claim incidence during the pandemic.
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

|

Table of Contents	Note 10 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
	For the six months ended June 30,
	2021	2020
Beginning liability balance	$638	$635
Incurred	33	53
Paid	(54)	(42)
Change in unrealized investment gains and losses	(6)	6
Ending liability balance	$611	$652
Ending reinsurance recoverable asset	$24	$27
[1] Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities which are in the Corporate category.
11. INCOME TAXES
INCOME TAX EXPENSE

Income Tax Rate Reconciliation
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tax provision at U.S. federal statutory rate	$233	$125	$297	$197
Tax-exempt interest	(10)	(12)	(21)	(24)
Increase in deferred tax valuation allowance	6	7	7	13
Sale of business	(5)	—	(5)	—
Tax law change	(7)	—	(7)	—
Other	(12)	4	(12)	9
Provision for income taxes	$205	$124	$259	$195

OTHER TAX MATTERS
Unrecognized tax benefits were $15 and $14 at the beginning and end of the periods ended June 30, 2021 and 2020, respectively. The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release. The Company believes it is reasonably possible approximately $5 of its currently unrecognized tax benefits associated with dividends from segregated asset accounts of the life and annuity business sold in 2018 may be recognized by the end of 2021 as a result of a lapse in the applicable statute of limitations. This liability is subject to a tax indemnification agreement and has a corresponding receivable included in other assets which would also be taken down upon lapse of the statute of limitations.
On June 10, 2021, the United Kingdom enacted Finance Bill 2021, which included an increase in the corporate tax rate from 19% to 25%, effective April 1, 2023. In the three and six months ended June 30, 2021, the Company recorded a tax benefit of $7, which reflects the estimated benefit of the change in tax rate on the deferred tax assets and liabilities of its U.K. subsidiaries.
As of June 30, 2021, the Company has foreign net operating losses of $17 for which a valuation allowance of $3 has been established. While the foreign net operating losses ("NOLs") do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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

|

Table of Contents	Note 12 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims discussed in Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of this Form 10-Q and in Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses, of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and in the following discussion under the caption “COVID-19 Pandemic Business Income Insurance Coverage Litigation” and under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
COVID-19 Pandemic Business Income Insurance Coverage Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively the "Hartford Writing Companies”), and in some instances the Company itself, have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford Writing Companies for alleged losses resulting from the shutdown or suspension of their businesses due to the spread of COVID-19. More than 250 such lawsuits have been filed, of which more than 50 purport to be filed on behalf of broad nationwide or statewide classes of policyholders. These lawsuits have been filed in state and federal courts in roughly 34 states. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorneys' fees.
Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.
The Company and its subsidiaries deny the allegations and continue to vigorously defend these suits. The Hartford Writing Companies maintain that they have no coverage obligations with respect to these suits for business income allegedly lost by the plaintiffs due to the COVID-19 pandemic based on the clear terms of the applicable insurance policies. Although the policy terms vary depending, among other things, upon the size, nature, and location of the policyholder’s business, in general, the claims at issue in these lawsuits were denied because the claimant identified no direct physical damage or loss to property at the insured premises, and the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any direct physical loss or damage in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. In addition, the vast majority of the policies at issue expressly exclude from coverage any loss caused directly or indirectly by the presence, growth, proliferation, spread or activity of a virus, subject to a narrow set of exceptions not applicable in connection with this pandemic, and contain a pollution and contamination exclusion that, among other things, expressly excludes from coverage any loss caused by material that threatens human health or welfare.
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation; some are in the earliest stages of litigation, many complaints are in the process of being amended, some have been dismissed voluntarily and may be refiled, while others have been dismissed through rulings in favor of the Hartford Writing Companies. Discovery is underway in certain single plaintiff cases and class actions. More than 30 policyholders have appealed dismissals in favor of the Hartford Writing Companies. While these appeals are at various stages of the process, no decisions have been issued at this time. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results.

|

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
For its Run-off A&E, as of June 30, 2021, the Company reported $646 of net asbestos reserves and $74 of net environmental reserves. In addition, the Company has recorded a $210 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of June 30, 2021, the Company has incurred $860 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $640 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. For more information on the A&E ADC, refer to Note 12, Reserve for

|

Table of Contents	Note 12 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2020 Form 10-K Annual Report.
DERIVATIVE COMMITMENTS
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and, in certain instances, enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2021 was $59 for which the legal entities have posted collateral of $58 in the normal course of business. Based on derivative market values as of June 30, 2021, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
13. EQUITY
EQUITY REPURCHASE PROGRAM
During the six months ended June 30, 2021, the Company repurchased $691 (11 million shares) of common stock under the share repurchase program that is effective January 1, 2021 until December 31, 2022 as authorized by the Board of Directors in December 2020. The share repurchase program was initially authorized at $1.5 billion and, in April 2021, the Company announced an increase in the share repurchase authorization to $2.5 billion, which remains effective until December 31, 2022. During the period July 1, 2021 through July 27, 2021, the Company repurchased $116 (1.9 million shares) under this repurchase program. The timing of future repurchases will be dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
During the six months ended June 30, 2020, The Company repurchased $150 (2.7 million shares) of common stock under the previous share repurchase program that expired December 31, 2020.
14. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2021
	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,909	$(2)	$17	$44	$(1,704)	$264
OCI before reclassifications	337	—	1	2	(1)	339
Amounts reclassified from AOCI	(42)	—	(6)	—	15	(33)
OCI, net of tax	295	—	(5)	2	14	306
Ending balance	$2,204	$(2)	$12	$46	$(1,690)	$570

|

Table of Contents	Note 14 - Accumulated Other Comprehensive Income (Loss), Net of Tax
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2021
	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,834	$(2)	$12	$43	$(1,717)	$1,170
OCI before reclassifications	(585)	—	13	3	(1)	(570)
Amounts reclassified from AOCI	(45)	—	(13)	—	28	(30)
OCI, net of tax	(630)	—	—	3	27	(600)
Ending balance	$2,204	$(2)	$12	$46	$(1,690)	$570

Reclassifications from AOCI
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$53	$57	Net realized capital gains (losses)
	53	57	Total before tax
	11	12	Income tax expense
	$42	$45	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$10	20	Net investment income
Interest rate swaps	(3)	(5)	Interest expense
Foreign currency swaps	1	2	Net investment income
	8	17	Total before tax
	2	4	Income tax expense
	$6	$13	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(20)	(39)	Insurance operating costs and other expenses
	(19)	(36)	Total before tax
	(4)	(8)	Income tax expense
	$(15)	$(28)	Net income
Total amounts reclassified from AOCI	$33	$30	Net income

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2020
	Changes in
	Net Unrealized Gain on Fixed Maturities	Net Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$627	$(2)	$53	$26	$(1,661)	$(957)
OCI before reclassifications	1,469	—	—	1	—	1,470
Amounts reclassified from AOCI	(41)	—	(5)	—	12	(34)
OCI, net of tax	1,428	—	(5)	1	12	1,436
Ending balance	$2,055	$(2)	$48	$27	$(1,649)	$479

|

Table of Contents	Note 14 - Accumulated Other Comprehensive Income (Loss), Net of Tax
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
operating costs and other expenses in the condensed consolidated statement of operations.

|

Table of Contents	Note 15 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1	$1	$2	$2	$—	$—	$—	$—
Interest cost	23	32	47	64	1	1	2	3
Expected return on plan assets	(51)	(54)	(102)	(108)	(1)	(1)	(2)	(2)
Amortization of prior service credit	—	—	—	—	(1)	(1)	(3)	(3)
Amortization of actuarial loss	18	15	35	30	2	1	4	3
Net periodic cost (benefit)	$(9)	$(6)	$(18)	$(12)	$1	$—	$1	$1
16. BUSINESS DISPOSITION
Sale of Continental Europe Operations
On September 30, 2020, the Company entered into a definitive agreement to sell its Continental Europe Operations consisting of multiple arrangements designed as a single transaction. The Continental Europe Operations are included in the Commercial Lines reporting segment. Revenues and earnings are not material to the Company's consolidated results of operations for the three and six months ended June 30, 2021 and 2020. The pending sale resulted in an estimated loss on the sale of approximately $66, before tax, including $18, before tax, in the six months ended June 30, 2021, which was recorded within net realized capital gains (losses). The accrual for the estimated before tax loss is included as a reduction of the carrying value of assets held for sale in the Company's Condensed Consolidated Balance Sheets as of June 30, 2021. The transaction is expected to close in the second half of 2021, subject to customary closing conditions, including regulatory approvals.
Carrying Value of Assets and Liabilities to be Transferred in Connection With the Sale [1]

	As of June 30, 2021	As of December 31, 2020
Assets
Investments and cash	$156	$142
Reinsurance recoverables and other	24	35
Total assets held for sale	180	177
Liabilities
Unpaid losses and loss adjustment expenses	76	84
Unearned premiums	22	31
Other liabilities	66	43
Total liabilities held for sale	$164	$158
[1] As of June 30, 2021 and December 31, 2020, the estimated fair value of the disposal group was $12 and $14, respectively, based on the estimated consideration to be received less cost to sell. Within the disposal group, as of June 30, 2021 and December 31, 2020, investments in fixed maturities and short-term investments, which are measured at fair value on a recurring basis, had a fair value of $81 and $84, respectively, of which $0 and $1, respectively, was based on quoted prices in active markets for identical assets and $81 and $83, respectively, was based on significant observable inputs.The remaining fair value less costs to sell for the disposal group as of June 30, 2021 and December 31, 2020 was ($69) and ($70), respectively, which is measured on a nonrecurring basis using significant unobservable inputs. See Note 4—Fair Value Measurements for more information.
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Condensed Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the June 30, 2021 Condensed Consolidated Balance Sheet. In the second quarter of 2021, the severance benefits accrual was

|

Table of Contents	Note 17 - Restructuring and Other Costs
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
reduced $9 due to recent experience of higher than expected voluntary attrition. Subsequent to June 30, 2021, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications, professional fees and other expenses. Total restructuring and other costs are expected to be approximately
$152, before tax, and are being recognized in Corporate for segment reporting. The estimated restructuring and other costs for future periods do not include all costs associated with the real estate consolidation plan as those plans are still being finalized.

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended June 30, 2021	Incurred in the Six Months Ended June 30, 2021	Cumulative Incurred Through June 30, 2021	Total Amount Expected to be Incurred
Severance benefits	$(9)	$(9)	$64	$64
IT costs	2	4	6	27
Professional fees and other expenses	7	16	45	61
Total restructuring and other costs, before tax	$—	$11	$115	$152

Accrued Restructuring and Other Costs
	Six Months Ended June 30, 2021
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$54	$—	$—	$54
Incurred	(9)	4	16	11
Payments	(8)	(4)	(15)	(27)
Balance, end of period	$37	$—	$1	$38

|

Table of Contents	Index to MD&A
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

|

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
•Integration and other non-recurring M&A costs - These costs, including transaction costs incurred in connection with an acquired business, are incurred over a short period of time and do not represent an ongoing operating expense of the business.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$905	$468	$1,154	$741
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	900	463	1,144	731
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized capital losses (gains) excluded from core earnings, before tax	(148)	(107)	(225)	125
Restructuring and other costs, before tax	—	—	11	—
Integration and other non-recurring M&A costs, before tax	36	13	45	26
Change in deferred gain on retroactive reinsurance, before tax	39	54	45	83
Income tax expense (benefit) [1]	9	15	19	(42)
Core earnings	$836	$438	$1,039	$923
[1] Primarily represents the federal income tax expense (benefit) related to before tax items not included in core earnings and includes the effect of changes in net deferred taxes due to changes in enacted tax rates.
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

|

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
Policy Count Retention- Represents the ratio of the number of renewal policies issued during the current year period divided by the number of policies issued in the previous calendar period before considering policies cancelled subsequent to renewal. Policy count retention is affected by a number of factors, including the percentage of renewal policy quotes accepted and decisions by the Company to non-renew policies because of specific policy underwriting concerns or because of a decision to reduce premium writings in certain classes of business or states. Policy count retention is also affected by advertising and rate actions taken by competitors.
Policy Count Retention, Net of Cancellations- Represents the ratio of the number of renewal policies issued net of cancellations during the current year period divided by the number of policies issued net of cancellations in the previous calendar period.
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

|

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
Return on Assets (“ROA”), Core Earnings-The Company uses this non-GAAP financial measure to evaluate, and believes is an important measure of, the Hartford Funds segment’s operating performance. ROA, core earnings is calculated by dividing annualized core earnings by a daily average AUM. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of the Hartford Funds segment because it reveals trends in our business that may be obscured by the effect of items excluded in the calculation of core earnings. ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our Hartford Funds business. Therefore, the Company believes it is important for investors to evaluate both ROA, and ROA, core earnings when reviewing the Hartford Funds segment performance. A reconciliation of ROA to ROA, core earnings is set forth in the Results of Operations section within MD&A - Hartford Funds.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial Lines
Net income (loss)	$569	$(66)	$698	$55
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(7)	—	(9)	(1)
Net investment income	(382)	(204)	(709)	(481)
Net realized capital losses (gains)	(47)	(64)	(91)	79
Other expense	6	11	10	17
Income tax expense (benefit)	122	(9)	146	19
Underwriting gain (loss)	$261	$(332)	$45	$(312)
Personal Lines
Net income	$118	$371	$253	$469
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(5)	(3)	(9)	(5)
Net investment income	(40)	(28)	(75)	(69)
Net realized capital losses	(6)	(8)	(13)	15
Other income	—	(1)	—	(1)
Income tax expense	29	97	64	122
Underwriting gain	$96	$428	$220	$531
P&C Other Ops
Net income	$17	$5	$4	$10
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(20)	(10)	(36)	(26)
Net realized capital losses	(3)	(2)	(5)	5
Income tax expense	4	—	—	1
Underwriting loss	$(2)	$(7)	$(37)	$(10)
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
THE HARTFORD’S OPERATIONS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries. In addition, up until June 30, 2021, Corporate included a 9.7% ownership interest in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (Hopmeadow Holdings, LP, Talcott Resolution Life Inc., and its subsidiaries are collectively referred

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
to as "Talcott Resolution"). The sale of Talcott Resolution was completed on June 30, 2021. The Company received a total of $217 in connection with the sale of its 9.7% ownership interest, resulting in a realized capital gain of $46 before tax for the three and six months ended June 30, 2021.
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
IMPACT OF COVID-19 ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY
Impact to revenues
Written and Earned premiums
While we are beginning to emerge from the pandemic with economic stimulus measures being passed in the U.S. and other jurisdictions and progress being made to vaccinate the public from the COVID-19 virus, the COVID-19 pandemic continues to pose a threat to the economic recovery of the U.S. and other countries in which we operate. As one of the largest providers of small business insurance in the U.S., we were negatively affected by economic effects of the pandemic on

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
small businesses beginning in March of 2020. In 2021, economic conditions have improved and in the three and six months ended June 30, 2021, we experienced an increase of 11% and 8% respectively, in our small commercial written premiums. Our middle & large commercial business was also negatively affected by COVID-19 and written premium in that line has started to rebound with written premium up 20% and 8%, respectively, in the three and six month period. Overall, Commercial Lines written premium increased $329, or 15%, and $424, or 9%, respectively, in the three and sixth months ended June 30, 2021 with growth in workers' compensation, small commercial package business, general liability, U.S. wholesale, U.S. financial lines and global reinsurance.
Personal Lines written premium increased 3% for the three months and was relatively flat for the six months ended June 30, 2021 due to the effect of the premium credits given in 2020, partially offset by the effect of non-renewed premium exceeding new business.
In Group Benefits, fully insured ongoing premium increased 2% and 3%, respectively, in the three and six months ended June 30, 2021, primarily due to higher in-force employer group disability premiums and higher supplemental health product premiums.
Net investment income and realized capital gains (losses)
Total net investment income increased in the three and six months ended June 30, 2021 primarily due to greater income from limited partnerships and other alternative investments and a higher level of invested assets, partially offset by a lower yield on fixed maturity investments resulting from lower reinvestment rates and a lower yield on floating rate investments. While longer term interest rates have risen year to date in 2021, a prolonged period of low interest rates could depress the Company's net investment income such that to earn the same level of return on equity we may have to charge higher premiums for the insurance products we sell unless loss costs similarly lessen.
Net realized capital gains (losses) on equity securities for the six months ended June 30, 2021 totaled $131 before tax, largely due to an increase in equity market levels since year end 2020. However, we may incur net realized capital losses on equity securities in future periods if we experience declines in equity market levels. In addition, if the economy does not recover as expected, we could experience elevated credit losses on fixed maturity securities, particularly related to highly leveraged companies, resulting in net realized capital losses.
Impact to direct benefits, losses and loss adjustment expenses from COVID-19 claims
Total direct COVID-19 and excess mortality claims were lower in the first six months of 2021 compared to the comparable period in 2020 largely due to commercial property COVID-19 losses incurred in the second quarter of 2020, partially offset by an increase in excess mortality claims in our group life business. Given the high level of infections and deaths in the first half of 2021, excess mortality claims for the six months ended June 30, 2021 were higher than the comparable period in 2020.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Excess mortality claims on group life	$25	$45	$210	$45
COVID-19 short-term disability claims and benefits under New York's disability and paid family leave legislation	(6)	(16)	7	—
Workers' compensation COVID-19 claims	—	35	20	35
Global specialty financial lines and other	3	37	7	37
Commercial property	—	141	—	141
Total direct COVID-19 and excess mortality claims	$22	$242	$244	$258
Within Group Benefits, the Company experienced excess mortality in its group life business, including those claims where COVID-19 is specifically listed as the cause of death. Within P&C, direct COVID-19 incurred losses in the 2021 period were predominantly on workers' compensation claims in the first quarter. We incur COVID-19 workers’ compensation losses when it is determined that workers were exposed to COVID-19 out of and in the course of their employment and in other cases where states have passed laws providing for the presumption of coverage for certain industry classes, including health care and other essential workers.
Apart from COVID-19 workers' compensation claims, net of favorable frequency, and incurred losses within financial lines, P&C COVID-19 incurred losses in the 2020 periods primarily included $141 for property claims. There were no COVID-19 P&C property losses incurred in the three or six months ended June 30, 2021. Nearly all of our property insurance policies require direct physical loss or damage to property and contain standard exclusions that we believe preclude coverage for COVID-19 related claims, and the vast majority of such policies contain exclusions for virus-related losses.
Other impacts from COVID-19
In Personal Lines automobile, miles driven have begun to increase again as we emerge from the pandemic which has increased automobile loss costs in 2021. In addition, as the effects of favorable claim frequency from lower miles driven during the pandemic are factored into rates, we expect lower earned pricing increases resulting in a higher expected automobile loss ratio in 2021 than in 2020. Refer to Personal Lines Results of Operations for discussion of pricing and loss cost trends in the three and six months ended June 30, 2021.
Aided by some improvement in the economy and the effect of the government’s economic stimulus payments to our

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
customers, in the three and six months ended June 30, 2021, we recorded decreases of $10 and $18 in the ACL on premiums receivable, reflecting a lower expectation of credit losses, though there remains an elevated risk of uncollectible premiums receivable relative to historical trends if economic conditions do not improve further.
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
To achieve those expected savings, we expect to incur $391 over the course of the program, with $196 expensed cumulatively through June 30, 2021, and expected expenses of $42 over the last six months of 2021, $77 in 2022 and $76 after 2022, with the expenses after 2022 consisting mostly of amortization of internal use software and capitalized real estate costs. Included in the estimated costs of $391, we expect to incur restructuring costs of approximately $152, including $64 of employee severance, and approximately $88 of other costs, including consulting expenses and the cost to retire certain IT applications. In the second quarter of 2021, total estimated employee severance costs were reduced by $9 due to recent experience of higher than expected voluntary attrition. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings relative to 2019 realized in the six months ended June 30, 2021 and expected annual costs and expense savings relative to 2019 for the full year in 2021 and 2022:

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Hartford Next Costs and Expense Savings
	Six months ended June 30, 2021	Estimate for 2021	Estimate for 2022
Employee severance	$(9)	$(9)	$—
IT costs to retire applications	$4	$11	$14
Professional fees and other expenses	16	20	11
Estimated restructuring costs	11	22	25

Non-capitalized IT costs	24	44	31
Other costs	8	18	14
Amortization of capitalized IT development costs [1]	—	1	6
Amortization of capitalized real estate [2]	—	—	1
Estimated costs within core earnings	32	63	52
Total Hartford Next program costs	$43	$85	$77

Cumulative savings for the period relative to 2019	$(195)	$(390)	$(540)
Net expense (savings) before tax:	$(152)	$(305)	$(463)

Net expense (savings) before tax:
Accounted for within core earnings	$(163)	$(327)	$(488)
Restructuring costs recognized outside of core earnings	11	22	25
Net expense (savings) before tax	$(152)	$(305)	$(463)
[1]Does not include approximately $50 of IT asset amortization after 2022.
[2]Does not include approximately $19 of real estate amortization after 2022.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $437 or 94%	Ý	Increased $1.22 or 95%	Ý	Increased $0.23 or 0.5%
+	An increase in net investment income.	+	Increase in net income available to common stockholders.	+	Share repurchase activity.

+	A decrease in P&C COVID-19 incurred losses.	+	Share repurchase activity.	-	Decrease in common stockholders' equity largely due to a decrease in AOCI, primarily driven by a decrease in net unrealized capital gains on available for sale securities.
+	A decrease in current accident year catastrophe losses.	-	Increase in dilutive shares under stock-based compensation largely due to an increase in the quarterly average stock price.
+	Lower current accident year loss ratio before COVID-19 and higher earned premiums in Commercial Lines.
+	An increase in net realized capital gains.
-	Lower P&C favorable prior accident year reserve development.
-	Lower income from the retained Talcott Resolution investment, which was divested on June 30, 2021.

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Ý	Increased 140 bps	Þ	Improved 8.4 points	Ý	Increased 4.0 points
+	Greater returns on limited partnerships and other alternative investments.	-	Lower current accident year catastrophe losses.	+	An increase in net investment income.
+	A higher level of invested assets.	-	A decrease in COVID-19 incurred losses.	+	An increase in net realized capital gains.
-	Lower reinvestment rates and lower yield on floating rate investments.	-
Lower current accident year loss ratio before COVID-19 in global specialty, workers' compensation, and general liability, partially offset by higher non-catastrophe property losses and higher personal automobile claim frequency.
				+	Lower excess mortality in group life.
				-	A higher group disability loss ratio that was principally due to less favorable pandemic related short-term disability claim frequency.

-
A lower expense ratio driven by higher earned premiums, lower staffing and other costs from Hartford Next and lower allowance for credit losses ("ACL") on uncollectible premiums receivable, partially offset by higher incentive compensation.

		+	Lower favorable prior accident year reserve development.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Earned premiums	$4,460	$4,234	5%	$8,803	$8,625	2%
Fee income	375	298	26%	730	618	18%
Net investment income	581	339	71%	1,090	798	37%
Net realized capital gains (losses)	147	109	35%	227	(122)	NM
Other revenues	26	88	(70%)	38	105	(64%)
Total revenues	5,589	5,068	10%	10,888	10,024	9%
Benefits, losses and loss adjustment expenses	2,786	2,847	(2%)	6,136	5,763	6%
Amortization of deferred policy acquisition costs	417	429	(3%)	833	866	(4%)
Insurance operating costs and other expenses	1,202	1,125	7%	2,346	2,301	2%
Interest expense	57	57	—%	114	121	(6%)
Amortization of other intangible assets	17	18	(6%)	35	37	(5%)
Restructuring and other costs	—	—	—%	11	—	NM
Total benefits, losses and expenses	4,479	4,476	—%	9,475	9,088	4%
Income, before tax	1,110	592	88%	1,413	936	51%
Income tax expense	205	124	65%	259	195	33%
Net income	905	468	93%	1,154	741	56%
Preferred stock dividends	5	5	—%	10	10	—%
Net income available to common stockholders	$900	$463	94%	$1,144	$731	56%

Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Net income available to common stockholders increased by $437, primarily driven by:
•An increase in net investment income of $242 before tax driven by higher returns on limited partnerships and other alternative investments;
•A $120 before tax decrease in current accident year catastrophe losses;
•Higher Commercial Lines earned premiums, including higher audit and endorsement premiums;
•An improvement in the P&C underlying combined ratio, including a decrease in COVID-19 incurred losses from $213 before tax in second quarter 2020 to $3 before tax in second quarter 2021 and a lower loss ratio before COVID-19 in Commercial Lines, partially offset by higher personal automobile claim frequency;
•A decrease in excess mortality losses in group life, including deaths specifically attributable to COVID-19; and
•A $38 before tax increase in net realized capital gains.
These increases were partially offset by:
•A $119 before tax decrease in net favorable P&C prior accident year development, primarily due to higher reserve reductions related to prior year catastrophes in 2020, primarily relating to decreases in estimated losses arising from California wildfires, including a $289 before tax subrogation benefit from PG&E;
•Lower income from the retained Talcott Resolution investment, which was divested on June 30, 2021; and
•An increase in integration and other M&A costs.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries. For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
Earned Premiums
[1] For the three months ended June 30, 2020, the total includes $5 in Corporate.
Earned premiums increased by $226, or 5%, primarily due to:
•An increase in Property and Casualty reflecting a 9% increase in Commercial Lines and a 6% increase in Personal Lines. Contributing to the increase in Commercial Lines was the effect of higher audit and endorsement premiums given the economic recovery in 2021. The increase in Personal Lines was due to $81 of COVID-related premium credits in 2020, partially offset by the effect of non-renewals outpacing new business; and
•Group Benefits earned premium was flat year over year as an increase in group disability and higher supplemental health product premiums were offset by the effect of buyout premium in the 2020 period.
Fee income increased driven by Hartford Funds as a result of higher daily average assets under management due to an increase in equity market levels and net inflows.
Other revenues decreased by $62, primarily driven by lower income from the retained Talcott Resolution investment, which was divested on June 30, 2021, partially offset by an increase in Commercial Lines servicing revenue.
Net Investment Income
Net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations and sales of underlying investments within private equity funds;
•A higher level of invested assets; and
•Partially offset by a lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on floating rate investments.
Net realized capital gains (losses) of $147 improved by $38 from second quarter of 2020, primarily driven by:
•A net reduction in ACL on mortgage loans and fixed maturities in 2021 due to an improved economic outlook and valuation increases of corporate securities, compared to increases in the ACL on mortgages and fixed maturities in 2020;
•A $46 before tax net realized capital gain in 2021 resulting from sale of the Company's 9.7% retained interest in Talcott Resolution; and
•Greater net realized capital gains on equity securities driven by valuation increases associated with a higher level of assets invested in equity securities in 2021.
These improvements were partially offset by:
•Losses on non-qualifying interest rate derivatives in 2021 due to a decrease in interest rates;
•Losses in 2021 related to the pending sale of the Continental Europe Operations; and
•Lower net realized capital gains on sales of fixed maturity securities.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses decreased due to:
•A decrease in Property & Casualty, which was attributable to:
–A $120 decrease in current accident year catastrophe losses. Catastrophe losses of $128 in the second quarter of 2021 were primarily from various tornado, wind and hail events, mostly concentrated in Texas and the Southeast. Catastrophe losses in the second quarter of 2020 were primarily from the civil unrest that took place in late May and June as well as from wind and hail events principally in the South, Midwest and Great Plains. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance;
–A decrease in Property & Casualty current accident year ("CAY") loss and loss adjustment expenses before catastrophes primarily due to a decrease in COVID-19 incurred losses from $213 in second quarter 2020 to $3 in second quarter 2021, and lower current accident year loss ratios before COVID-19 in global specialty, workers’ compensation and general liability, largely offset by higher non-catastrophe property losses, higher personal automobile claim frequency, and the effect of higher earned premiums; and
–A $119 decrease in Property & Casualty net favorable prior accident year reserve development. Prior accident year reserve development in 2021 was a favorable $149 before tax, net of $39 before tax of adverse development for Navigators related to 2018 and prior accident years that has been economically ceded to NICO but recorded as a deferred gain. Favorable development was primarily due to reserve decreases for catastrophes, workers' compensation, package business, personal automobile liability, and bond.
Losses and LAE Incurred for Group Benefits
Prior accident year reserve development in 2020 was a net favorable $268 before tax driven by $400 of reserve reductions related to catastrophes, including decreases in estimated losses arising from wind and hail events in 2018 and 2019 and from the 2017 and 2018 California wildfires, including a $289 before tax subrogation benefit from PG&E. Apart from catastrophes, second quarter 2020 reserve development primarily included a $102 before tax increase in reserves related to sexual molestation and abuse claims. Due to recognizing a deferred gain on retroactive reinsurance, the $268 of net favorable reserve development in second quarter 2020 included $54 before tax of adverse development for Navigators related to 2018 and prior accident years that has been recorded as a deferred gain. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
•A decrease in Group Benefits of $14 driven by a lower level of excess mortality losses in group life, and a higher New York Paid Family Leave risk assessment refund in the 2021 period, partially offset by an increase in reserves for late reported retiree claims, less favorable pandemic related short-term disability claim frequency and less favorable recoveries on prior incurral year long-term disability claims.
For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our Financial Condition, Results of Operations and Liquidity section of this MD&A.
Amortization of deferred policy acquisition costs decreased from the prior year period primarily due to lower average commissions in Commercial Lines despite higher earned premiums.
Insurance operating costs and other expenses increased primarily due to:

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Higher variable costs of the Hartford Funds business due to higher daily average assets under management, increased AARP direct marketing costs in Personal Lines and increased costs to handle the volume of excess mortality claims;
•Legal and consulting costs associated with the unsolicited proposals from Chubb Limited (“Chubb”) to acquire the Company; and
•Higher variable incentive compensation costs.
These increases were partially offset by:
•A decrease in the ACL on uncollectible premiums receivable in Property & Casualty in 2021 compared to an increase in 2020 due to the economic impacts of COVID-19; and
•Lower staffing and other costs driven by the Company’s Hartford Next operational and transformation cost reduction plan.
Restructuring and other costs are flat due to a decrease in severance costs driven by higher than expected voluntary terminations, offset by costs associated with consultants and other expenses.
For further discussion of impacts resulting from the Hartford Next initiative, see MD&A - The Hartford's Operations, Operational Transformation and Cost Reduction Plan and Note 17 - Restructuring and Other Costs of Notes to Condensed Consolidated Financial Statements.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Six months ended June 30,2021 compared to the six months ended June 30, 2020
Net income available to common stockholders increased by $413 primarily driven by:
•A $349 before tax change from net realized capital losses in 2020 to net realized capital gains in 2021, primarily driven by changes in valuation and sales of equity securities in the 2020 period;
•An increase in net investment income of $292 before tax driven by higher returns on limited partnerships and other alternative investments;
•An improvement in the P&C underlying combined ratio, including a reduction in COVID-19 incurred losses from $213 before tax in 2020 to $27 before tax in 2021 and a lower loss ratio before COVID-19 in Commercial Lines, partially offset by higher personal automobile claim frequency;
•Higher Commercial Lines earned premiums, including higher audit and endorsement premiums, and higher earned premiums in Group Benefits; and
•A decrease in allowance for credit losses on premiums receivable in 2021 compared to an increase in 2020.
These increases were partially offset by:
•Greater losses in group life resulting from a higher level of excess mortality, including deaths specifically attributable to COVID-19;
•A change from net favorable P&C prior accident year development in 2020 to net unfavorable in 2021, primarily driven by greater increases to reserves for sexual molestation and sexual abuse claims and lower reserve decreases for catastrophes in the 2021 period; and
•Lower income from the retained Talcott Resolution investment, which was divested on June 30, 2021.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries. In addition, for further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
REVENUE
Earned Premiums
[1] For the six months ended June 30, 2020, there was $9 of earned premiums recorded in Corporate other revenue.
Earned premiums increased primarily due to:
•An increase in Property and Casualty reflecting a 4% increase in Commercial Lines with Personal Lines flat to the prior year as the effect of non-renewals outpacing new business in Personal Lines was partially offset by the effect of $81 in COVID-related premium credits in 2020. Contributing to the increase in Commercial Lines was the

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
effect of higher audit and endorsement premiums given the economic recovery in 2021; and
•Group Benefits earned premium was up 1% year over year as an increase in group disability and higher supplemental health product premiums were partially offset by the effect of buyout premium in the 2020 period.
Fee income increased driven by Hartford Funds as a result of higher daily average assets under management due to an increase in equity market levels and net inflows.
Other revenues decreased by $67, primarily driven by lower income of $75 from the retained Talcott Resolution investment, which was divested on June 30, 2021, slightly offset by an increase in Commercial Lines servicing revenue.

Net Investment Income
Net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations and sales of underlying investments within private equity funds;
•A higher level of invested assets;
•Greater income from non-routine income items, including make-whole payments and yield adjustments on prepayable securities;
•A higher return on equity fund investments resulting from the increase in equity market levels; and
•Partially offset by a lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on floating rate investments.
Net realized capital gains (losses) increased primarily driven by:
•Gains on equity securities in 2021 driven by appreciation in value compared to losses on equity securities in 2020 driven by depreciation in value and realized losses upon sales in the first quarter of 2020, partially offset by net realized gains upon termination of derivatives used to hedge against a decline in equity market levels;
•A net reduction in ACL on mortgages and fixed maturities in 2021 due to an improved economic outlook and valuation increases of corporate securities, compared to increases in the ACL on mortgage loans and fixed maturities in 2020; and
•A $46 before tax net realized capital gain in 2021 resulting from sale of the Company's 9.7% retained interest in Talcott Resolution.
These improvements were partially offset by:
•Lower net realized capital gains on sales of fixed maturity securities;
•Gains in 2020 on interest rate derivatives; and
•Losses in 2021 related to the pending sale of the Continental Europe Operations.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Capital Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased due to:
•An increase in incurred losses for Property & Casualty which was driven by:
–A change of $325 in P&C net prior accident year reserve development. Prior accident year reserve development in the 2021 period was a net unfavorable $80 before tax, driven by reserve increases for sexual molestation and sexual abuse claims, primarily to reflect claims made against the Boy Scouts of America ("BSA"). Apart from these reserve increases, prior accident year reserve development in the 2021 period primarily included reserve decreases for catastrophes, workers' compensation, package business, personal automobile, commercial property, and bond, as well as $45 before tax of adverse development for Navigators related to 2018 and prior accident years. While the Navigators’ reserve development has been economically ceded to NICO, the Company recognized a deferred gain under retroactive reinsurance accounting. Prior accident year reserve development in 2020 was a favorable $245 before tax, driven by $413 of reserve reductions related to catastrophes, including decreases in estimated losses arising from wind and hail events in 2018 and 2019 and from the 2017 and 2018 California wildfires, including a $289 before tax subrogation benefit from PG&E. Apart from catastrophes, reserve development in the six months ended June 30, 2020 primarily included a $102 before tax reserve increase for sexual molestation and abuse claims and $83 before tax of adverse development for Navigators related to 2018 and prior accident years, for which the Company recognized a deferred gain. For further discussion, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance;
Losses and LAE Incurred for Group Benefits
–An increase in current accident year catastrophe losses of $20, before tax. Catastrophe losses in the 2021 period were driven by $181 from February winter storms primarily in the South, with the remainder from various tornado, wind and hail events, mostly concentrated in Texas, the Southeast and along the Pacific Coast. The $181 of losses from the February winter storms is net of a $62 reinsurance recoverable under the Company's per occurrence catastrophe treaty that covers 70% of up to $250 in losses in excess of $100 on catastrophe events occurring within a 7-day period other than from earthquakes and named hurricanes and tropical storms, subject to a $50 annual aggregate deductible. Catastrophe losses in 2020 were primarily from the civil unrest that began in late May 2020 and from tornado, wind and hail events in the South, Midwest and Great Plains. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance; and
–Partially offset by a decrease in Property & Casualty current accident year ("CAY") loss and loss adjustment expenses before catastrophes primarily due to a $186 decrease in COVID-19 incurred losses, and lower current accident year loss ratios before COVID-19 in global specialty, workers’ compensation and general liability, partially offset by higher personal automobile claim frequency, higher non-catastrophe property losses and the effect of higher earned premiums.
•An increase in Group Benefits of $175 driven by higher mortality in group life, primarily caused by $210 of direct and indirect claims from COVID-19 in first six months of 2021, as well as the 2020 period benefiting from favorable mortality emergence on prior incurral years, partially offset by a higher New York Paid Family Leave risk assessment refund in the 2021 period.
For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our Financial

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Condition, Results of Operations and Liquidity section of this MD&A.
Amortization of deferred policy acquisition costs decreased from the prior year period due primarily to reductions in Commercial Lines, Personal Lines, and Group Benefits, with the decrease in Commercial Lines due to lower average commissions in Commercial Lines despite higher earned premiums.
Insurance operating costs and other expenses increased due to:
•Increased AARP direct marketing costs in Personal Lines, increased costs to handle the volume of excess mortality claims and higher variable costs of the Hartford Funds business due to higher daily average assets under management;
•Legal and consulting costs associated with the unsolicited proposals from Chubb Limited (“Chubb”) to acquire the Company; and
•Higher variable incentive compensation costs.
These increases were partially offset by:
•A decrease in the ACL on uncollectible premiums receivable in Property & Casualty and Group Benefits in 2021 compared to an increase in 2020 due to the economic impacts of COVID-19; and
•Lower staffing and other costs driven by the Company’s Hartford Next operational and transformation cost reduction plan.
Restructuring and other costs are due to the Company's Hartford Next operational transformation and cost reduction plan which includes professional fees and IT costs to retire applications.
For further discussion of impacts resulting from the Hartford Next initiative, see MD&A - The Hartford's Operations, The Hartford's Operations, Operational Transformation and Cost Reduction Plan and Note 17 - Restructuring and Other Costs of Notes to Condensed Consolidated Financial Statements.
Income tax expense increased primarily due to an increase in income before tax.
For further discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$44,023	77.5%	$45,035	79.7%
Equity securities, at fair value	1,693	3.0%	1,438	2.5%
Mortgage loans (net of ACL of $24 and $38)	4,876	8.6%	4,493	7.9%
Limited partnerships and other alternative investments	2,565	4.5%	2,082	3.7%
Other investments [1]	232	0.4%	201	0.4%
Short-term investments	3,398	6.0%	3,283	5.8%
Total investments	$56,787	100.0%	$56,532	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds and derivative instruments which are carried at fair value.
June 30, 2021 compared to December 31, 2020
Total Investments slightly increased primarily due to an increase in limited partnerships and other alternative investments, mortgage loans, and equity securities, at fair value, offset by a decrease in fixed maturities, AFS.
Limited partnerships and other alternative investments increased primarily driven by increased valuations and additional investments in real estate joint ventures.

Mortgage loans increased largely due to funding of industrial, retail, and multifamily commercial whole loans.
Equity Securities, at fair value increased due to appreciation in value due to higher equity market levels and net purchases.
Fixed maturities, AFS decreased primarily due to a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30, 2021
	2021		2020		2021		2020
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$338	3.2%	$357	3.4%	$687	3.2%	$734	3.5%
Equity securities	10	2.7%	6	3.1%	20	2.8%	18	3.1%
Mortgage loans	45	3.7%	42	3.8%	88	3.8%	84	3.9%
Limited partnerships and other alternative investments	191	32.5%	(71)	(15.3)%	303	27.8%	(13)	(1.5)%
Other [3]	18		21		32		9
Investment expense	(21)		(16)		(40)		(34)
Total net investment income	$581	4.4%	$339	2.7%	$1,090	4.1%	$798	3.2%
Total net investment income excluding limited partnerships and other alternative investments	$390	3.1%	$410	3.4%	$787	3.1%	$811	3.4%
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
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Total net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations and sales of underlying investments within private equity funds;
•A higher level of invested assets; and
•Partially offset by a lower yield on fixed maturities resulting from reinvesting at lower rates and a lower yield on floating rate investments.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Total net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations and sales of underlying investments within private equity funds;
•A higher level of invested assets;
•Greater income from non-routine items, including make-whole premiums and prepayment speed adjustments on securitized assets;
•A higher return on equity fund investments within Other resulting from an increase in equity market levels; and
•Partially offset by a lower yield on fixed maturities resulting from reinvesting at lower rates and a lower yield on floating rate investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments and non-routine items on fixed maturities, which include income items such as make-whole payments and prepayment fees, was down primarily due to lower reinvestment rates.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three and six month periods ended June 30, 2021, were 2.5% and 2.4%, respectively, which were below the average yield of sales and maturities of 2.9% and 2.9%, respectively. Average reinvestment rates for the three and six month periods ended June 30, 2020, were 2.7% and 2.8%, respectively, which were below the average yield of sales and maturities of 3.6% and 3.5%, respectively.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2021	2020	2021	2020
Gross gains on sales	$68	$96	$99	$174
Gross losses on sales	(15)	(22)	(46)	(30)
Equity securities [1]	88	75	131	(311)
Net credit losses on fixed maturities, AFS [2]	—	(20)	4	(32)
Change in ACL on mortgage loans [3]	10	(22)	14	(24)
Intent-to-sell impairments [2]	—	—	—	(5)
Other, net [4]	(4)	2	25	106
Net realized capital gains (losses)	$147	$109	$227	$(122)
[1] The net unrealized gains on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2021, were $80 and $118 for the three and six months ended June 30, 2021, respectively. The net unrealized gains (losses) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2020, were $67 and $(34) for the three and six months ended June 30, 2020 respectively.
[2] See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3] See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4] For the three and six months ended June 30, 2021 includes gains (losses) from transactional foreign currency revaluation of $0 and $(7) and gains (losses) on non-qualifying derivatives of $(29) and $6, respectively. For the same periods, also includes a gain of $46 on the sale of Talcott Resolution, and, an additional loss of $(19) and $(18) on the pending sale of Continental Europe Operations, respectively. For the three and six months ended June 30, 2020, includes gains (losses) from transactional foreign currency revaluation of $0 and $10, respectively, and gains (losses) on non-qualifying derivatives of $7 and $99, respectively.
Three and six months ended June 30, 2021
Gross gains and losses on sales were primarily due to an overall reduction to corporate securities and tax-exempt municipals, in addition to sales of U.S. treasuries for duration management.
Equity securities net gains were primarily driven by appreciation in value due to higher equity market levels.
Other, net gains and losses for the three and six month periods ended June 30, 2021, included a gain of $46 on the sale of the Company's 9.7% retained interest in Talcott Resolution, and a loss of $19 and $18, respectively, related to the pending sale of the Company's Continental Europe Operations, which the Company agreed to sell in September of 2020. Also included for the three month period ended June 30, 2021 was a loss of $32 on interest rate derivatives driven by a decrease in interest rates.
Three and six months ended June 30, 2020
Gross gains and losses on sales were primarily driven by sales of U.S. treasury securities for duration and/or liquidity management and issuer-specific sales of corporate securities.
Equity securities net gains for the three month period ended June 30, 2020 were primarily driven by appreciation in value due to higher equity market levels. For the six month period ended June 30, 2020, net losses were driven by valuation decreases due to the decline in equity market levels in the first quarter and losses incurred on sales across multiple issuers as the Company reduced its exposure to equity securities.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
amounts provided are appropriate based upon the facts available upon compilation of the financial statements.
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2020 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated
Financial Statements included in the Company's 2020 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2021.
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of June 30, 2021

P&C Other
$1,257
5%
Personal
Lines
$1,761
7%
Commercial
Lines
$21,659
88%

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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$25,058	$1,836	$2,728	$29,622
Reinsurance and other recoverables	4,271	28	1,426	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,787	1,808	1,302	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,635	861	—	3,496
Current accident year ("CAY") catastrophes	268	74	—	342
Prior accident year development ("PYD") [1]	133	(86)	33	80
Total provision for unpaid losses and loss adjustment expenses	3,036	849	33	3,918
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(45)	—	—	(45)
Payments	(2,112)	(896)	(78)	(3,086)
Foreign currency adjustment	(7)	—	—	(7)
Ending liabilities for unpaid losses and loss adjustment expenses, net	21,659	1,761	1,257	24,677
Reinsurance and other recoverables	4,456	35	1,414	5,905
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$26,115	$1,796	$2,671	$30,582
Earned premiums and fee income	$4,596	$1,488
Loss and loss expense paid ratio [2]	46.0	60.2
Loss and loss expense incurred ratio	66.3	57.7
Prior accident year development (pts) [3]	2.9	(5.8)
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
[2] The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Commercial Lines	Personal Lines	Total	Commercial Lines	Personal Lines	Total
Wind and hail	$83	$38	$121	$104	$55	$159
Winter storms [1]	9	(4)	5	163	18	181
Tropical Storms	1	1	2	1	1	2
Total catastrophe losses	$93	$35	$128	$268	$74	$342
[1]Includes catastrophe losses from the February winter storms in Texas and other areas within Commercial Lines and Personal Lines of $219 and $24, respectively, gross of reinsurance, and $163 and $18, respectively, net of reinsurance under the Company's per occurrence property catastrophe treaty covering events other than earthquakes and named hurricanes and tropical storms. The reinsurance covers 70% of up to $250 of losses in excess of $100 from such events occurring within a seven day time period, subject to a $50 annual aggregate deductible. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(43)	$—	$—	$(43)
Workers’ compensation discount accretion	9	—	—	9
General liability	—	—	—	—
Marine	(5)	—	—	(5)
Package business	(19)	—	—	(19)
Commercial property	(7)	—	—	(7)
Professional liability	(6)	—	—	(6)
Bond	(14)	—	—	(14)
Assumed reinsurance	(2)	—	—	(2)
Automobile liability	—	(20)	—	(20)
Homeowners	—	4	—	4
Catastrophes	(53)	(29)	—	(82)
Uncollectible reinsurance	—	—	(1)	(1)
Other reserve re-estimates, net	(4)	1	1	(2)
Prior accident year development before change in deferred gain	(144)	(44)	—	(188)
Change in deferred gain on retroactive reinsurance included in other liabilities	39	—	—	39
Total prior accident year development	$(105)	$(44)	$—	$(149)

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(83)	$—	$—	$(83)
Workers’ compensation discount accretion	18	—	—	18
General liability	307	—	—	307
Marine	1	—	—	1
Package business	(46)	—	—	(46)
Commercial property	(20)	—	—	(20)
Professional liability	(7)	—	—	(7)
Bond	(14)	—	—	(14)
Assumed reinsurance	—	—	—	—
Automobile liability	—	(43)	—	(43)
Homeowners	—	1	—	1
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(57)	(41)	—	(98)
Uncollectible reinsurance	(5)	—	(5)	(10)
Other reserve re-estimates, net	(6)	(3)	38	29
Prior accident year development before change in deferred gain	88	(86)	33	35
Change in deferred gain on retroactive reinsurance included in other liabilities	45	—	—	45
Total prior accident year development	$133	$(86)	$33	$80

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Corporate	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,363	$2,201	$2,697	$—	$28,261
Reinsurance and other recoverables [1]	4,029	68	1,178	—	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,334	2,133	1,519	—	22,986
Transfer of Y-Risk from Commercial Lines to Corporate	(5)	—	—	5	—
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,815	819	—	7	3,641
Current accident year catastrophes	248	74	—	(1)	321
Prior accident year development [2]	118	(367)	4	—	(245)
Total provision for unpaid losses and loss adjustment expenses	3,181	526	4	6	3,717
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(83)	—	—	—	(83)
Payments	(2,254)	(1,001)	(94)	(4)	(3,353)
Foreign currency adjustment	(10)	—	—	—	(10)
Ending liabilities for unpaid losses and loss adjustment expenses, net	20,163	1,658	1,429	7	23,257
Reinsurance and other recoverables	4,225	27	1,175	—	5,427
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$24,388	$1,685	$2,604	$7	$28,684
Earned premiums and fee income	$4,435	$1,486
Loss and loss expense paid ratio [3]	50.8	67.4
Loss and loss expense incurred ratio	71.9	35.8
Prior accident year development (pts) [4]	2.7	(25.0)
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
[3] The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[4]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Commercial Lines	Personal Lines	Total	Commercial Lines	Personal Lines	Total
Wind and hail	$84	$54	$138	$134	$72	$206
Tropical storms	1	1	2	1	1	2
Explosion/Fire	—	—	—	2	1	3
Civil Unrest	110	—	110	110	—	110
Other	(2)	—	(2)	1	—	1
Total catastrophe losses	$193	$55	$248	$248	$74	$322

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(21)	$—	$—	$(21)
Workers’ compensation discount accretion	9	—	—	9
General liability	102	—	—	102
Marine	1	—	—	1
Package business	(7)	—	—	(7)
Commercial property	5	—	—	5
Professional liability	4	—	—	4
Bond	(10)	—	—	(10)
Assumed Reinsurance	(7)	—	—	(7)
Automobile liability	22	(15)	—	7
Homeowners	—	2	—	2
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(67)	(333)	—	(400)
Uncollectible reinsurance	—	—	(2)	(2)
Other reserve re-estimates, net	(8)	(3)	6	(5)
Prior accident year development before change in deferred gain	23	(349)	4	(322)
Change in deferred gain on retroactive reinsurance included in other liabilities	54	—	—	54
Total prior accident year development	$77	$(349)	$4	$(268)

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(38)	$—	$—	$(38)
Workers’ compensation discount accretion	18	—	—	18
General liability	114	—	—	114
Marine	1	—	—	1
Package business	(6)	—	—	(6)
Commercial property	(2)	—	—	(2)
Professional liability	5	—	—	5
Bond	(10)	—	—	(10)
Assumed reinsurance	(7)	—	—	(7)
Automobile liability	27	(21)	—	6
Homeowners	—	—	—	—
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(72)	(341)	—	(413)
Uncollectible reinsurance	—	—	(2)	(2)
Other reserve re-estimates, net	5	(5)	6	6
Total prior accident year development	35	(367)	4	(328)
Change in deferred gain on retroactive reinsurance included in other liabilities	83	—	—	83
Total prior accident year development	$118	$(367)	$4	$(245)

For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for both the 2021 and 2020 periods, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Written premiums	$2,494	$2,165	15%	$4,997	$4,573	9%
Change in unearned premium reserve	150	8	NM	418	151	177%
Earned premiums	2,344	2,157	9%	4,579	4,422	4%
Fee income	8	5	60%	17	13	31%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,339	1,472	(9%)	2,635	2,815	(6%)
Current accident year catastrophes [1]	93	193	(52%)	268	248	8%
Prior accident year development [1]	(105)	77	NM	133	118	13%
Total losses and loss adjustment expenses	1,327	1,742	(24%)	3,036	3,181	(5%)
Amortization of deferred policy acquisition costs	346	351	(1%)	690	707	(2%)
Underwriting expenses	405	387	5%	799	830	(4%)
Amortization of other intangible assets	7	7	—%	14	14	—%
Dividends to policyholders	6	7	(14%)	12	15	(20%)
Underwriting gain (loss)	261	(332)	179%	45	(312)	114%
Net servicing income	7	—	NM	9	1	NM
Net investment income [2]	382	204	87%	709	481	47%
Net realized capital gains [2]	47	64	(27%)	91	(79)	NM
Other expenses	(6)	(11)	45%	(10)	(17)	41%
Income (loss) before income taxes	691	(75)	NM	844	74	NM
Income tax expense (benefit) [3]	122	(9)	NM	146	19	NM
Net income (loss)	$569	$(66)	NM	$698	$55	NM
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Small Commercial:
Net new business premium	$170	$118	$346	$275
Policy count retention [1]	84%	83%	84%	83%
Policy count retention, net of cancellations [1]	82%	88%	84%	86%
Renewal written price increases	2.9%	1.8%	2.6%	2.0%
Renewal earned price increases	2.4%	2.3%	2.3%	2.2%
Policies in-force as of end of period (in thousands)	1,329	1,297
Middle Market [2]:
Net new business premium	$147	$99	$269	$224
Policy count retention [1]	82%	78%	81%	79%
Policy count retention, net of cancellations [1]	81%	79%	81%	78%
Renewal written price increases	6.1%	7.4%	6.1%	7.5%
Renewal earned price increases	7.6%	6.1%	7.8%	5.4%
Policies in-force as of end of period (in thousands)	59	60
Global Specialty:
Global specialty gross new business premium [3]	$237	$186	$453	$383
U.S. global specialty renewal written price increases	11.4%	19.2%	13.2%	15.6%
U.S. global specialty renewal earned price increases	18.4%	11.2%	18.6%	9.6%
International global specialty renewal written price increases [4]	23.8%	47.4%	25.3%	34.0%
International global specialty renewal earned price increases [4]	49.2%	34.9%	53.0%	29.3%
[1]Policy count retention represents the ratio of the number of renewal policies issued during the current year period divided by the number of policies issued in the previous calendar period before considering policies cancelled subsequent to renewal. Policy count retention, net of cancellations, represents the ratio of the number of renewal policies issued net of cancellations during the current year period divided by the number of policies issued net of cancellations in the previous calendar period.
[2]Middle market disclosures exclude loss sensitive and programs businesses.
[3]Excludes Global Re and Continental Europe Operations and is before ceded reinsurance.
[4]Excludes offshore energy policies, political violence and terrorism policies, and any business under which the managing agent of our Lloyd's Syndicate delegates underwriting authority to coverholders and other third parties.
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	57.1	68.2	(11.1)	57.5	63.7	(6.2)
Current accident year catastrophes	4.0	8.9	(4.9)	5.9	5.6	0.3
Prior accident year development	(4.5)	3.6	(8.1)	2.9	2.7	0.2
Total loss and loss adjustment expense ratio	56.6	80.8	(24.2)	66.3	71.9	(5.6)
Expense ratio	32.0	34.3	(2.3)	32.5	34.8	(2.3)
Policyholder dividend ratio	0.3	0.3	—	0.3	0.3	—
Combined ratio	88.9	115.4	(26.5)	99.0	107.1	(8.1)
Impact of current accident year catastrophes and prior year development	0.5	(12.5)	13.0	(8.8)	(8.3)	(0.5)
Underlying combined ratio	89.4	102.9	(13.5)	90.3	98.8	(8.5)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net (Loss) Income
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Net income for the three months ended June 30, 2021 improved from a net loss for the prior year period primarily due to a change from an underwriting loss to an underwriting gain and an increase in net investment income, partially offset by a decrease in net realized capital gains.
Net income for the six months ended June 30, 2021 increased primarily due to a change from an underwriting loss to an underwriting gain, higher net investment income and a change from net realized capital losses to net realized capital gains. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain (Loss)
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Underwriting gain for the three month period ended June 30, 2021 compared to an underwriting loss for the prior year three month period primarily driven by $213 before-tax of COVID-19 incurred losses in second quarter 2020 compared with $3 before-tax of COVID-19 incurred losses in second quarter 2021, a change from net unfavorable prior accident year development in second quarter 2020 to net favorable prior accident year development in second quarter 2021, lower current accident year catastrophes and the impact of higher earned premium. Amortization of deferred policy acquisition costs decreased from the prior year period primarily due to lower average commissions despite higher earned premiums. Underwriting expenses increased in 2021 as higher incentive compensation costs were partially offset by cost savings from Hartford Next and a decrease in the allowance for credit losses on premiums receivable in the 2021 period compared to an increase in the 2020 period.
Underwriting gain for the six month period ended June 30, 2021 compared to an underwriting loss for the prior year six month period primarily driven by $213 before-tax of COVID-19 incurred losses in the first half of 2020 compared with $27 before-tax of COVID-19 incurred losses in the first half of 2021, the impact of higher earned premium and lower underwriting expenses, partially offset by higher current accident year catastrophes and higher net unfavorable prior accident year development in the current year period. Amortization of deferred policy acquisition costs decreased from the prior year period primarily due to lower average commissions despite higher earned premiums. Underwriting expenses decreased due to a decrease in the allowance for credit losses on premiums receivable in the 2021 period compared to an increase in the 2020 period and savings from Hartford Next initiatives, partially offset by higher incentive compensation costs.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $10 and $11, for the three months ended June 30, 2020, and 2021, respectively, and $21 and $22 for the six months ended June 30, 2020 and 2021, respectively, is included in the total.
Written Premiums
[1]Other written premiums of $10 and $11, for the three months ended June 30, 2020, and 2021, respectively, and $21 and $21 for the six months ended June 30, 2020 and 2021, respectively, is included in the total.
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Earned premiums for the three and six month periods increased in 2021 due to written premium increases over the prior 12 months as well due to higher premiums from audits and endorsements, principally in workers’ compensation due to an increasing exposure base from higher payrolls as the economy recovers from the pandemic.
Written premiums for the three and six month periods increased in 2021 driven by growth in small commercial, middle & large commercial and global specialty across most lines of business.
The Company recognized renewal written pricing increases in all lines in second quarter 2021. In global specialty, our U.S. wholesale book achieved an approximate 16% renewal written price increase, led by excess casualty, property and automobile. Global specialty international lines achieved a 24% price increase, led by D&O. In small commercial, renewal written price increases were higher in 2021 than 2020, with workers' compensation pricing turning slightly positive in the second quarter of 2021 and with mid-single digit to high single-digit rate increases in most other lines. In middle market, pricing increases have moderated from 2020 levels, with high single-digit to low double-digit rate increases in most middle market lines other than workers’ compensation, which experienced low single-digit written pricing increases.

New business premium increased in 2021 in both the three and six month periods driven by growth in small commercial, led by increases in package business as well as growth in most middle & large commercial lines. Global specialty gross new business premium increased in both periods driven by wholesale and financial lines.
•Small commercial written premium increased in 2021 in both the three and six month periods driven by growth in all lines except auto, with the most growth in package business and workers’ compensation.
•Middle & large commercial written premium increased in 2021 in both the three and six month periods driven by growth in most lines of business, with the most growth in general industries, large and complex solutions and excess lines of business.
•Global specialty written premium increased in 2021 in both the three and six month periods driven by growth in U.S. wholesale, global reinsurance and financial lines.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Current accident year loss and LAE ratio before catastrophes decreased in 2021 in both the three and six month periods primarily due to lower COVID-19 incurred losses in 2021. Excluding the impact of COVID-19 claims, the Company recognized lower loss ratios in global specialty, workers’ compensation and general liability, partially offset by higher non-catastrophe property losses that was partially driven by building cost inflation. The lower loss ratios in global specialty were largely the result of rate and underwriting actions to improve profitability in those lines and was driven by U.S. wholesale, global reinsurance and U.S. financial lines.
The three and six months ended June 30, 2020 included $213 before-tax of COVID-19 incurred losses driven by $141 in property, $35 in workers' compensation and $37 in financial and other lines. The three months ended June 30, 2021 included $3 before-tax of COVID-19 incurred losses, all within financial and other lines.
The six months ended June 30, 2021 included COVID-19 incurred losses of $27 before tax, including losses of $20 in workers’ compensation and $7 in financial and other lines.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

$300
$250
$200
$150
$100
$50
$0
$-50
$-100
$-150
$193
$77
$93
$(105)
$248
$118
$268
$133
Jun 30 2020 QTD
Jun 30 2021 QTD
Jun 30 2020 YTD
Jun 30 2021 YTD
CAY CATs
PYD

Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Current accident year catastrophe losses for the three months ended June 30, 2021 included mostly tornado, wind and hail events, mainly concentrated in Texas and the Southeast.
Current accident year catastrophe losses for the three months ended June 30, 2020 included losses from the civil unrest that took place in late May and June of 2020 as well as wind and hail events principally in the South, Midwest and Great Plains.
Current accident year catastrophe losses net of reinsurance for the six months ended June 30, 2021 included losses from February winter storms primarily in the South, with the remaining losses largely from tornado, wind and hail events, mostly concentrated in Texas, the Southeast and along the Pacific coast.
Current accident year catastrophe losses for the six months ended June 30, 2020 were primarily from the civil unrest and from tornado, wind and hail events in the South, Midwest and Great Plains.
Prior accident year development was net favorable for the three months ended June 30, 2021 and was net unfavorable for the six month period ended June 30, 2021. Reserve development in the 2021 periods included reserve decreases for catastrophes, workers' compensation, package business, commercial property and bond, partially offset by professional liability reserve increases related to Navigators Group on 2018 and prior accident years and, for the six month period only, an increase in general liability that included a reserve increase related to the settlement with Boy Scouts of America on sexual molestation and sexual abuse claims.
Net unfavorable reserve development for the three and six months ended June 30, 2020 included reserve increases for general liability driven primarily by increases in reserves for sexual molestation and abuse claims, and increases in

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
automobile liability reserves, partially offset by reserve decreases for workers' compensation and catastrophes. Favorable development on prior year catastrophe reserves in the three and six month periods in 2020 was due to recognizing a $29 before tax subrogation benefit from a settlement with PG&E over certain of the 2017 and 2018 California wildfires and a reduction in estimated catastrophe losses from a number of wind and hail events that occurred in 2018 and 2019.
Prior accident year development in the three and six month periods of both 2021 and 2020 included reserve increases related to Navigators Group on 2018 and prior accident years that was economically ceded to NICO but for which the benefit was not recognized in earnings as it has been recorded as a deferred gain on retroactive reinsurance.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Written premiums	$760	$738	3%	$1,475	$1,482	—%
Change in unearned premium reserve	22	44	(50%)	3	14	(79%)
Earned premiums	738	694	6%	1,472	1,468	—%
Fee income	8	9	(11%)	16	18	(11%)
Losses and loss adjustment expenses
Current accident year before catastrophes	447	356	26%	861	819	5%
Current accident year catastrophes [1]	35	55	(36%)	74	74	—%
Prior accident year development [1]	(44)	(349)	87%	(86)	(367)	77%
Total losses and loss adjustment expenses	438	62	NM	849	526	61%
Amortization of DAC	58	61	(5%)	116	125	(7%)
Underwriting expenses	154	150	3%	302	301	—%
Amortization of other intangible assets	—	2	(100%)	1	3	(67%)
Underwriting gain	96	428	(78%)	220	531	(59%)
Net servicing income [2]	5	3	67%	9	5	80%
Net investment income [3]	40	28	43%	75	69	9%
Net realized capital gains (losses) [3]	6	8	(25%)	13	(15)	187%
Other income	—	1	(100%)	—	1	(100%)
Income before income taxes	147	468	(69%)	317	591	(46%)
Income tax expense [4]	29	97	(70%)	64	122	(48%)
Net income	$118	$371	(68%)	$253	$469	(46)%
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.
[2]Includes servicing revenues of $21 and $21 for the three months ended June 30, 2021 and 2020, respectively, and $40 and $40 for the six months ended June 30, 2021 and 2020, respectively. Includes servicing expenses of $16 and $18 for the three months ended June 30, 2021 and 2020, respectively, and $31 and $35 for the six months ended June 30, 2021 and 2020, respectively.
[3]For discussion of consolidated investment results, see MD&A - Investment Results.
[4]For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2021	2020	Change	2021	2020	Change
Product Line
Automobile	$515	$481	7%	$1,023	$1,015	1%
Homeowners	245	257	(5%)	452	467	(3%)
Total	$760	$738	3%	$1,475	$1,482	—%
Earned Premiums
Product Line
Automobile	$509	$456	12%	$1,016	$992	2%
Homeowners	229	238	(4%)	456	476	(4%)
Total	$738	$694	6%	$1,472	$1,468	—%

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2021	2020	2021	2020
Policies in-force end of period (in thousands)
Automobile			1,339	1,416
Homeowners			799	865
Net new business premium
Automobile	$56	$65	$109	$123
Homeowners	$16	$18	$29	$35
Policy count retention [1]
Automobile	85%	84%	85%	84%
Homeowners	85%	84%	85%	84%
Policy count retention, net of cancellations [1] [2]
Automobile	79%	90%	82%	88%
Homeowners	81%	89%	83%	87%
Renewal written price increase
Automobile	2.3%	2.5%	2.1%	2.8%
Homeowners	8.6%	5.1%	8.9%	4.9%
Renewal earned price increase
Automobile	2.0%	3.6%	2.1%	3.9%
Homeowners	8.1%	5.4%	7.6%	5.7%
[1]Policy count retention represents the ratio of the number of renewal policies issued during the current year period divided by the number of policies issued in the previous calendar period before considering policies cancelled subsequent to renewal. Policy count retention, net of cancellations, represents the ratio of the number of renewal policies issued net of cancellations during the current year period divided by the number of policies issued net of cancellations in the previous calendar period.
[2]Policy count retention, net of cancellations increased in the three month period ended June 30, 2020 largely due to suspension of cancellations for non-payment of premium as a result of providing policyholders additional time to pay their premium.
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2021	2020	Change	2021	2020	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	60.6	51.3	9.3	58.5	55.8	2.7
Current accident year catastrophes	4.7	7.9	(3.2)	5.0	5.0	—
Prior year development	(6.0)	(50.3)	44.3	(5.8)	(25.0)	19.2
Total loss and loss adjustment expense ratio	59.3	8.9	50.4	57.7	35.8	21.9
Expense ratio	27.6	29.4	(1.8)	27.4	28.0	(0.6)
Combined ratio	87.0	38.3	48.7	85.1	63.8	21.3
Impact of current accident year catastrophes and prior year development	1.3	42.4	(41.1)	0.8	20.0	(19.2)
Underlying combined ratio	88.2	80.7	7.5	85.9	83.8	2.1
Product Combined Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Automobile
Combined ratio	89.2	82.5	6.7	86.3	86.4	(0.1)
Underlying combined ratio	92.1	86.3	5.8	89.2	88.8	0.4
Homeowners
Combined ratio	82.0	(45.8)	127.8	84.4	16.7	67.7
Underlying combined ratio	79.2	70.1	9.1	78.2	73.1	5.1

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Net income decreased in both the three and six month periods, largely driven by a decrease in underwriting gain, partially offset by an increase in net investment income and, for the six month period, a change from net realized capital losses to net realized capital gains.
Underwriting Gain
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Underwriting gain decreased in both the three and six month periods, primarily due to lower net favorable prior accident year development and higher personal automobile claim frequency from greater miles driven, partially offset by lower current accident year catastrophe losses in the three month period.
Earned Premiums
Written Premiums
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Earned premiums increased in both the three and six month periods due to $81 of premium credits given to automobile policyholders in the second quarter of 2020 in recognition of shelter-in-place guidelines that reduced miles driven. Largely offsetting the effect of the premium credits in the 2020 period was the effect of a decline in written premium over the prior twelve months in both Agency channels and in AARP Direct.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Written premiums increased in automobile for both the three and six month periods due to the effect of the premium credits given in the 2020 period, largely offset by the effect of non-renewed premium exceeding new business. Written premium declined in homeowners in both the three and six month period due to the effect of non-renewed premium exceeding new business. Both new business and policy count retention, net of cancellations, declined in the three and six month periods with the decrease in policy count retention, net of cancellations, partly due to the suspension of cancellations for non-payment of premium in second quarter of 2020 resulting in elevated policy count retention, net of cancellations, in the three and six month periods ended June 30, 2020.
Renewal written pricing increases were modestly lower in automobile for both the three and six months periods. Renewal written pricing increases for homeowners were higher in the 2021 periods in response to recent loss cost trends.
Policies in-force decreased in the 2021 period in both automobile and homeowners driven by not generating enough new business to offset the loss of non-renewed policies.
Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
51.3
60.6
55.8
58.5
Jun 30
2020 QTD
Jun 30
2021 QTD
Jun 30
2020 YTD
Jun 30
2021 YTD

Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Current accident year Loss and LAE ratio before catastrophes increased in automobile and homeowners for both the three and six month periods. The increase in automobile for both the three and six month periods was principally due to higher claim frequency with miles driven increasing as we emerge from the pandemic. The increase in homeowners was driven by an increase in non-weather non-catastrophe losses in the three month period and an increase in both weather and non-weather non-catastrophe losses in the six month period. Contributing to the increase in homeowners was higher severity driven by a greater number of large losses and an increase in rebuilding costs. Homeowners claim frequency decreased in the three month period and increased for the six month period.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Current accident year catastrophe losses decreased for the three month period and were flat for the six month period. Current accident year catastrophe losses for the second quarter of 2021 primarily included losses from wind and hail storms in Texas and the Southeast. Current accident year catastrophe losses for the six months ended June 30, 2021 included February winter storms primarily in the South, as well as losses from wind and hail events in Texas, the Southeast and the Pacific Coast. Current accident year catastrophe losses for both the three and six month periods ended June 30, 2020 were primarily from tornado, wind and hail events in the South, Midwest and Great Plains.
Prior accident year development was less favorable in both the three and six month period, largely due to lower reserve reductions for prior year catastrophes. Prior accident year development was favorable for both the three and six months ended June 30, 2021, driven mostly by reserve reductions in prior year catastrophes including the benefit of higher expected subrogation recoveries related to the 2017 and 2018 California wildfires and, to a lesser extent, reserve reductions in automobile liability. Prior accident year development was favorable in both the three and six month periods ended June 30, 2020 due to a reduction in catastrophe loss reserves, including a $260 subrogation benefit from PG&E,

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
and to a lesser extent, lower estimated automobile claim severity in automobile liability.

|PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$—	$4	(100%)	$33	$4	NM
Total losses and loss adjustment expenses	—	4	(100%)	33	4	NM
Underwriting expenses	2	3	(33%)	4	6	(33%)
Underwriting loss	(2)	(7)	71%	(37)	(10)	NM
Net investment income [2]	20	10	100%	36	26	38%
Net realized capital gains (losses) [2]	3	2	50%	5	(5)	NM
Income before income taxes	21	5	NM	4	11	(64%)
Income tax expense [3]	4	—	NM	—	1	(100%)
Net income	$17	$5	NM	$4	$10	(60%)
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income

Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Net income increased in the three months ended June 30, 2021, primarily due to higher net investment income in the 2021 period and unfavorable prior accident year development in the 2020 period.
Net income decreased in the sixth months ended June 30, 2021, primarily due to unfavorable prior accident year development in first quarter 2021, partially offset by higher net investment income and net realized capital gains in the six months ended June 30, 2021.
Underwriting loss decreased in the three months ended June 30, 2021, primarily due to unfavorable prior accident year development in the 2020 comparable period.
Underwriting loss increased in the six months ended June 30, 2021, due to unfavorable prior accident year development in first quarter 2021 driven by an increase in reserves for sexual molestation and sexual abuse claims, primarily on assumed reinsurance, partially offset by a reduction in the allowance for uncollectible reinsurance.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2021. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2020 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|GROUP BENEFITS - RESULTS OF OPERATIONS

Operating Summary
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Premiums and other considerations	$1,427	$1,423	—%	$2,845	$2,814	1%
Net investment income [1]	136	92	48%	263	207	27%
Net realized capital gains (losses) [1]	28	3	NM	47	(5)	NM
Total revenues	1,591	1,518	5%	3,155	3,016	5%
Benefits, losses and loss adjustment expenses	1,019	1,033	(1%)	2,215	2,040	9%
Amortization of DAC	10	13	(23%)	21	26	(19%)
Insurance operating costs and other expenses	340	340	—%	679	679	—%
Amortization of other intangible assets	10	9	11%	20	20	—%
Total benefits, losses and expenses	1,379	1,395	(1%)	2,935	2,765	6%
Income before income taxes	212	123	72%	220	251	(12%)
Income tax expense [2]	42	22	91%	41	46	(11%)
Net income	$170	$101	68%	$179	$205	(13%)
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 11 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Fully insured – ongoing premiums	$1,378	$1,349	2%	$2,750	$2,672	3%
Buyout premiums	—	29	(100%)	2	54	(96%)
Fee income	49	45	9%	93	88	6%
Total premiums and other considerations	$1,427	$1,423	—%	$2,845	$2,814	1%
Fully insured ongoing sales, excluding buyouts	$99	$149	(34%)	$611	$534	14%

Ratios, Excluding Buyouts
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Group disability loss ratio	64.2%	62.6%	1.6	66.3%	67.0%	(0.7)
Group life loss ratio	83.6%	85.9%	(2.3)	96.0%	80.3%	15.7
Total loss ratio	71.4%	72.0%	(0.6)	77.8%	72.0%	5.8
Expense ratio [1]	25.1%	25.6%	(0.5)	25.2%	25.9%	(0.7)
[1] Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Net income margin	10.7%	6.7%	4.0	5.7%	6.8%	(1.1)
Adjustments to reconcile net income margin to core earnings margin:
Net realized capital losses (gains) excluded from core earnings, before tax	(1.7%)	(0.1%)	(1.6)	(1.4%)	0.2%	(1.6)
Integration and other non-recurring M&A costs, before tax	0.1%	0.3%	(0.2)	0.1%	0.3%	(0.2)
Income tax benefit	0.4%	(0.1%)	0.5	0.3%	(0.1%)	0.4
Impact of excluding buyouts from denominator of core earnings margin	—%	0.1%	(0.1)	—%	0.1%	(0.1)
Core earnings margin	9.5%	6.9%	2.6	4.7%	7.3%	(2.6)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Net income increased from the second quarter of 2020 largely driven by an increase in net investment income, lower excess mortality losses related to COVID-19 and an increase in net realized capital gains, partially offset by a higher group disability loss ratio.
For the six month period ended June 30, 2021, net income decreased from the comparable period in 2020 largely driven by higher excess mortality losses related to COVID-19, partially offset by an increase in net investment income and a change from net realized capital losses to net realized capital gains.
Insurance operating costs and other expenses for both the three and six month periods were flat year over year as lower staffing and other costs due to the Hartford Next operational transformation and cost reduction program as well as the effect of an increase in the allowance for credit losses on premiums receivables in the 2020 period was offset by higher incentive compensation expense and increased costs to handle excess mortality claims.
Fully Insured Ongoing Premiums
[1] Other of $72 and $79 is included in the three months ended June 30, 2020, and 2021, respectively, and $130 and $156 for the six months ended June 30, 2020 and 2021, respectively, which includes other group coverages such as retiree health insurance, critical illness, accident, hospital indemnity and participant accident coverages.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Fully insured ongoing premiums increased primarily due to an increase in exposure on existing accounts as our customers emerge from the pandemic, as well as strong persistency and sales.
Fully insured ongoing sales, excluding buyouts increased in all employer group market segments for the six month period. For the three month period ended June 30, 2021, fully insured ongoing sales, excluding buyouts, decreased as the prior year period included two large National account sales.
Ratios
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Total loss ratio decreased 0.6 points for the three month period reflecting a lower group life loss ratio, partially offset by a higher group disability loss ratio. The group life loss ratio decreased 2.3 points compared to prior year due to lower excess mortality partially offset by an increase in reserves for late reported retiree claims. Excess mortality recorded for the three months ended June 30, 2021 was $25, or 4.1 points, compared to $45, or 7.4 points, in the same prior year period. Included in the excess mortality estimate for the three months ended June 30, 2021 are estimated losses of $88, or 14.6 points, for the current quarter partially offset by favorable development of $63, or 10.4 points, on excess mortality estimates related to prior quarters, almost all of which relates to favorable development on first quarter 2021 claims. The disability loss ratio increased 1.6 points due to an increase in short-term disability claim incidence as the prior year period was more favorably impacted by fewer elective procedures during the onset of the pandemic and a decrease in estimated recoveries on prior incurral year long-term disability reserves. Also impacting the disability loss ratio was a higher New York Paid Family Leave risk assessment refund in second quarter 2021 as compared to second quarter 2020.
Total loss ratio increased 5.8 points for the six month period reflecting a higher group life loss ratio, partially offset by a lower group disability loss ratio. The group life loss ratio increased 15.7 points driven by a 13.7 point increase in excess mortality claims as well as the six month period ended June 30, 2020 benefiting from favorable mortality emergence on prior incurral years. For the six month period ended June 30, 2021 and 2020, excess mortality losses were $210 and $45, respectively. The group disability loss ratio decreased 0.7 points primarily due to a higher New York Paid Family Leave risk assessment refund in the 2021 period.

Expense ratio decreased for both the three and six month periods. Contributing to the decrease in the expense ratio was an increase in the allowance for credit losses on premiums receivable in the 2020 period, lower staffing and other costs as a result of the Hartford Next operational transformation and cost reduction program, and, for the six month period, the effect of higher premiums, partially offset by higher incentive compensation and increased costs to handle excess mortality claims.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Fee income and other revenue	$296	$227	30%	$578	$474	22%
Net investment income	—	1	(100%)	1	2	(50%)
Net realized capital gains (losses)	2	8	(75%)	4	(3)	NM
Total revenues	298	236	26%	583	473	23%
Amortization of DAC	3	3	—%	6	7	(14%)
Operating costs and other expenses	228	183	25%	452	372	22%
Total benefits, losses and expenses	231	186	24%	458	379	21%
Income before income taxes	67	50	34%	125	94	33%
Income tax expense [1]	15	11	36%	26	19	37%
Net income	$52	$39	33%	$99	$75	32%
Daily average Hartford Funds AUM	$150,527	$110,864	36%	$146,866	$115,248	27%
ROA [2]	13.8	14.1	(2%)	13.5	13.0	4%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized capital losses excluded from core earnings, before tax	(0.5)	(2.9)	83%	(0.5)	0.7	(171%)
Effect of income tax expense (benefit)	0.3	0.7	(57%)	0.1	(0.3)	133%
ROA, core earnings [2]	13.6	11.9	14%	13.1	13.4	(2%)
[1]For discussion of income taxes, see Note 11 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Mutual Fund and ETP AUM - beginning of period	$130,254	$90,615	44%	$124,627	$112,533	11%
Sales - mutual fund	8,654	7,506	15%	17,852	15,627	14%
Redemptions - mutual fund	(6,300)	(8,057)	22%	(14,728)	(17,535)	16%
Net flows - ETP	86	(124)	169%	90	(191)	147%
Net flows - mutual fund and ETP	2,440	(675)	NM	3,214	(2,099)	NM
Change in market value and other	5,817	14,781	(61%)	10,670	(5,713)	NM
Mutual fund and ETP AUM - end of period	138,511	104,721	32%	138,511	104,721	32%
Talcott Resolution life and annuity separate account AUM [1]	15,282	13,123	16%	15,282	13,123	16%
Hartford Funds AUM - end of period	$153,793	$117,844	31%	$153,793	$117,844	31%
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.
Mutual Fund and ETP AUM by Asset Class

	As of June 30,
	2021	2020	Change
Equity	$93,448	$66,838	40%
Fixed Income	18,913	14,771	28%
Multi-Strategy Investments [1]	23,039	20,526	12%
Exchange-traded Products	3,111	2,586	20%
Mutual Fund and ETP AUM	$138,511	$104,721	32%
[1] Includes balanced, allocation, and alternative investment products.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Net income increased for the three month period primarily due to higher fee income as a result of an increase in daily average assets under management, partially offset by higher variable costs. For the six month period, net income increased primarily due to higher fee income and a change to net realized capital gains in 2021 from net realized capital losses in 2020, partially offset by higher variable costs and the effect of a $12 reduction in contingent consideration payable associated with the acquisition of Lattice that was recognized in first quarter
2020. Realized gains (losses) consist of changes in the market value of Company assets invested in some of the funds, which was driven by changes in equity markets.

Hartford Funds AUM
June 30, 2021 compared to June 30, 2020
Hartford Funds AUM increased primarily due to net inflows and an increase in market values. For the six months ended June 30, 2021, the Company recognized net inflows on mutual fund and ETP of $3.2 billion, compared to net outflows of $2.1 billion for the six months ended June 30, 2020.

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Fee income [1]	$14	$12	17%	$26	$25	4%
Other revenue (loss)	(2)	73	(103%)	(10)	75	(113%)
Net investment income	3	4	(25%)	6	13	(54%)
Net realized capital gains (losses)	61	24	154%	67	(15)	NM
Total revenues	76	113	(33%)	89	98	(9%)
Benefits, losses and loss adjustment expenses [2]	2	6	(67%)	3	12	(75%)
Insurance operating costs and other expenses [1]	45	29	55%	58	50	16%
Interest expense [3]	57	57	—%	114	121	(6%)
Restructuring and other costs	—	—	—%	11	—	NM
Total benefits, losses and expenses	104	92	13%	186	183	2%
Income (loss) before income taxes	(28)	21	NM	(97)	(85)	(14%)
Income tax expense (benefit) [4]	(7)	3	NM	(18)	(12)	(50%)
Net income (loss)	(21)	18	NM	(79)	(73)	(8%)
Preferred stock dividends	5	5	—%	10	10	—%
Net income (loss) available to common stockholders	$(26)	$13	NM	$(89)	$(83)	(7)%
[1] Includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution.
[2] Includes benefits expense on life and annuity business previously underwritten by the Company.
[3] For discussion of debt, see Note 14- Debt of Notes to Consolidated Financial Statements in The Hartford's 2020 Form 10-K Annual Report.
[4] For discussion of income taxes, see Note 11 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Net loss available to common stockholders for the second quarter of 2021 compared to net income available to common stockholders in the second quarter of 2020 as a decrease in income from the Company’s retained equity interest in Talcott Resolution and an increase in operating costs and other expenses was partially offset by an increase in net realized capital gains. Net loss available to common stockholders increased in the six month period as a decrease in income from the Company’s retained equity interest in Talcott Resolution and an increase in operating costs and other expenses was partially offset by a change from net realized capital losses to net realized capital gains.
Income (loss) from the Company’s retained equity interest in Talcott Resolution was $(3) and $68, respectively, for the three months ended June 30, 2021 and 2020 and was $(11) and $64, respectively, for the six months ended June 30, 2021 and 2020. The increase in operating costs and other expenses for the three and six month periods was primarily driven by legal and consulting costs associated with the unsolicited proposals from Chubb Limited to acquire the Company, partially offset by lower consulting fees. Net realized capital gains in the three and six months ended June 30, 2021 included a $46 gain on sale of the Company’s 9.7% retained equity interest in Talcott Resolution.
Interest Expense
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Interest expense was flat year over year for the three month period and decreased for the six month period primarily due to the repayment of our 5.5% senior notes in March of 2020.

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
|INSURANCE RISK
Insurance risk is the risk of losses of both a catastrophic and non-catastrophic nature on the P&C and Group Benefits products the Company has sold. Catastrophe insurance risk is the exposure arising from both natural (e.g., weather, earthquakes, wildfires, pandemics) and man-made catastrophes (e.g., terrorism, cyber-attacks) that create a concentration or

|

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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Primary Catastrophe Treaty Reinsurance Coverages as of June 30, 2021 [1]

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
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting at July 1,2021. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage estimated at approximately $55 of per event losses in excess of a $24 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
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
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two adverse development cover (“ADC”) reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) and the other covers substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”). For more information on the A&E ADC and the Navigators ADC, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford's 2020 Form 10-K Annual Report and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|FINANCIAL RISK
Financial risks include direct and indirect risks to the Company's financial objectives from events that impact financial market conditions and the value of financial assets. Some events may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's invested assets.
Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss on a U.S. GAAP, statutory, and economic basis. Exposures are actively monitored and managed, with risks mitigated where appropriate. The Company uses various risk management strategies, including limiting aggregation of risk, portfolio re-balancing and hedging with over-the-counter and exchange-traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives are utilized to achieve the following Company-approved objectives: hedging risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; managing liquidity; controlling transaction costs; and engaging in income generation covered call transactions and synthetic replication transactions. Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. The Company identifies different categories of financial risk, including liquidity, credit, interest rate, equity, and foreign currency exchange.
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
Impact A decline in creditworthiness is typically reflected as an increase in an investment’s credit spread and an associated decline in the investment's fair value, potentially resulting in recording an ACL and an increased probability of a realized loss upon sale. In certain instances, counterparties may default on their obligations and the Company may realize a loss on default. Premiums receivable, including premiums for retrospectively rated plans, reinsurance recoverable and deductible losses recoverable are also subject to credit risk based on the counterparty’s inability to pay.
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

|

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
As of June 30, 2021, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the six months ended June 30, 2021, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 12 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
Sources of Interest Rate Risk The Company has exposure to interest rate risk arising from investments in fixed maturities and commercial mortgage loans, issuances by the Company of debt securities, preferred stock and similar securities, discount rate assumptions associated with the Company’s claim reserves and pension and other post-retirement benefit obligations, and assets that support the Company's pension and other post-retirement benefit plans.
Impact Changes in interest rates from current levels can have both favorable and unfavorable effects for the Company.
For a discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on Our Financial

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Condition, Results of Operations and Liquidity section of this MD&A.
Management The Company manages its exposure to interest rate risk by constructing investment portfolios that seek to protect the Company from the economic impact associated with changes in interest rates by setting portfolio duration targets that are aligned with the duration of the liabilities that they support. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation under various market scenarios of the liabilities and their supporting investment portfolios. Key metrics that the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and the associated liabilities include duration, convexity and key rate duration.
The Company utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or to hedge liabilities. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration.
Equity Risk
Equity risk is the risk of financial loss due to changes in the value of global equities or equity indices.
Sources of Equity Risk The Company has exposure to equity risk from invested assets, assets that support the Company’s pension and other post-retirement benefit plans, and fee income derived from Hartford Funds assets under management. In addition, up until June 30, 2021 the Company had equity exposure through a 9.7% ownership interest in Talcott Resolution. The sale of Talcott Resolution was completed on June 30, 2021, and the Company received a total of $217 in connection with the sale of its 9.7% ownership interest, resulting in a realized gain of $46.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Credit Quality
	June 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,786	$6,031	13.7%	$4,872	$5,214	11.6%
AAA	6,068	6,350	14.4%	6,482	6,848	15.2%
AA	7,499	8,030	18.2%	7,840	8,453	18.8%
A	10,269	11,175	25.4%	10,500	11,595	25.7%
BBB	9,357	10,145	23.1%	9,831	10,856	24.1%
BB & below	2,241	2,292	5.2%	2,036	2,069	4.6%
Total fixed maturities, AFS	$41,220	$44,023	100.0%	$41,561	$45,035	100.0%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2020, primarily due to a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	June 30, 2021						December 31, 2020
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,139	$—	$22	$—	$1,161	2.6%	$1,396	$—	$35	$—	$1,431	3.2%
Other	156	—	4	—	160	0.4%	129	—	4	—	133	0.3%
Collateralized loan obligations ("CLOs")	3,092	—	9	(1)	3,100	7.0%	2,780	—	7	(7)	2,780	6.2%
CMBS
Agency [1]	1,496	—	100	(3)	1,593	3.6%	1,779	—	117	(6)	1,890	4.2%
Bonds	2,101	—	138	(4)	2,235	5.1%	2,160	—	159	(13)	2,306	5.1%
Interest only	256	—	12	(1)	267	0.6%	280	—	10	(2)	288	0.6%
Corporate
Basic industry	716	—	51	(1)	766	1.7%	727	—	69	(1)	795	1.8%
Capital goods	1,437	—	111	(5)	1,543	3.5%	1,488	—	148	(11)	1,625	3.6%
Consumer cyclical	1,364	—	79	(2)	1,441	3.3%	1,434	(1)	108	(1)	1,540	3.4%
Consumer non-cyclical	2,611	—	220	(3)	2,828	6.4%	2,878	—	314	(4)	3,188	7.1%
Energy	1,517	(1)	139	(2)	1,653	3.8%	1,474	(1)	147	(4)	1,616	3.6%
Financial services	4,337	—	298	(7)	4,628	10.5%	4,523	(21)	398	(4)	4,896	10.9%
Tech./comm.	2,641	(3)	285	(6)	2,917	6.6%	2,651	—	370	(3)	3,018	6.7%
Transportation	745	—	59	(1)	803	1.8%	747	—	85	(3)	829	1.8%
Utilities	1,909	—	183	(5)	2,087	4.8%	1,999	—	250	—	2,249	5.0%
Other	463	—	32	—	495	1.1%	480	—	37	—	517	1.1%
Foreign govt./govt. agencies	824	—	52	(3)	873	2.0%	842	—	77	—	919	2.0%
Municipal bonds
Taxable	1,055	—	101	(2)	1,154	2.6%	1,084	—	109	(1)	1,192	2.6%
Tax-exempt	7,226	—	781	—	8,007	18.2%	7,480	—	831	—	8,311	18.5%
RMBS
Agency	1,591	—	62	(7)	1,646	3.7%	1,829	—	92	(2)	1,919	4.3%
Non-agency	1,578	—	22	(1)	1,599	3.6%	1,755	—	41	(1)	1,795	4.0%
Alt-A	17	—	1	—	18	0.1%	27	—	2	—	29	0.1%
Sub-prime	250	—	7	—	257	0.6%	355	—	9	—	364	0.8%
U.S. Treasuries	2,699	—	96	(3)	2,792	6.4%	1,264	—	141	—	1,405	3.1%
Total fixed maturities, AFS	$41,220	$(4)	$2,864	$(57)	$44,023	100.0%	$41,561	$(23)	$3,560	$(63)	$45,035	100.0%
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS decreased as compared with December 31, 2020, primarily due to a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads. The Company decreased holdings of corporate bonds, RMBS, CMBS, consumer loans, and tax-exempt municipal bonds, while increasing holdings in U.S. treasuries and CLOs.
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Fixed Maturities, AFS by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of June 30, 2021
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,492	$1,589	$4	$4	$—	$—	$—	$—	$—	$—	$1,496	$1,593
Bonds	879	945	548	585	447	470	167	176	60	59	2,101	2,235
Interest Only	153	160	86	90	7	7	9	9	1	1	256	267
Total CMBS	2,524	2,694	638	679	454	477	176	185	61	60	3,853	4,095
RMBS
Agency	1,569	1,622	22	24	—	—	—	—	—	—	1,591	1,646
Non-Agency	666	682	417	421	372	373	115	115	8	8	1,578	1,599
Alt-A	1	2	—	—	—	—	—	—	16	16	17	18
Sub-Prime	10	10	36	37	84	86	45	47	75	77	250	257
Total RMBS	2,246	2,316	475	482	456	459	160	162	99	101	3,436	3,520
Total CMBS & RMBS	$4,770	$5,010	$1,113	$1,161	$910	$936	$336	$347	$160	$161	$7,289	$7,615

Exposure to CMBS & RMBS Bonds as of December 31, 2020
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,771	$1,882	$8	$8	$—	$—	$—	$—	$—	$—	$1,779	$1,890
Bonds	1,009	1,101	541	582	423	430	170	179	17	14	2,160	2,306
Interest Only	177	183	90	93	8	7	4	4	1	1	280	288
Total CMBS	2,957	3,166	639	683	431	437	174	183	18	15	4,219	4,484
RMBS
Agency	1,807	1,894	22	25	—	—	—	—	—	—	1,829	1,919
Non-Agency	1,034	1,063	371	380	313	315	36	36	1	1	1,755	1,795
Alt-A	—	—	3	3	2	2	2	2	20	22	27	29
Sub-Prime	1	1	25	26	114	116	102	105	113	116	355	364
Total RMBS	2,842	2,958	421	434	429	433	140	143	134	139	3,966	4,107
Total CMBS & RMBS	$5,799	$6,124	$1,060	$1,117	$860	$870	$314	$326	$152	$154	$8,185	$8,591
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
As of June 30, 2021, mortgage loans had an amortized cost of $4.9 billion and carrying value of $4.9 billion, with an ACL of $24. As of December 31, 2020, mortgage loans had an amortized cost of $4.5 billion and carrying value of $4.5 billion, with an ACL of $38. The decrease in the allowance is attributable to improved economic scenarios.
The Company funded $636 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 55% and a weighted average yield of 2.8% during the six months ended June 30, 2021. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality industrial, retail, and multi-family properties with strong LTV ratios. There were no mortgage loans held for sale as of June 30, 2021 or December 31, 2020.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	June 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,021	$1,154	AA+	$1,082	$1,232	AA+
Pre-refunded [1]	773	809	AAA	889	940	AAA
Revenue
Transportation	1,650	1,850	A+	1,441	1,636	A+
Health Care	1,237	1,372	A+	1,273	1,407	A+
Leasing [2]	880	951	AA-	905	985	AA-
Education	696	780	AA+	732	824	AA
Water & Sewer	518	560	AA	644	694	AA
Sales Tax	366	435	AA	394	464	AA
Power	338	383	A+	401	450	A+
Housing	111	118	AA	102	109	AA+
Other	691	749	AA-	701	762	A+
Total Revenue	6,487	7,198	AA-	6,593	7,331	AA-
Total Municipal	$8,281	$9,161	AA-	$8,564	$9,503	AA-
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
As of June 30, 2021, the largest issuer concentrations were the New York City Municipal Water Finance Authority, the New York State Dormitory Authority, and the Pennsylvania State Turnpike Commission, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2020, the largest issuer concentrations were the New York State Dormitory Authority, the Commonwealth of Massachusetts, and the New York City Municipal Water Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 16% of the fair value of the Company's investment portfolio. While COVID-19 has had an impact on many municipal issuers, credit fundamentals in this sector have broadly stabilized due to an unprecedented influx of federal relief funds, a strong economic recovery in the second half of 2020 and thus far in 2021, as well as the development and rollout of highly effective vaccines.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Hedge funds	$11	22.7%	(3)	(10.3%)	$19	21.1%	$(2)	(3.2%)
Real estate funds	25	13.6%	(2)	(2.1%)	26	7.8%	14	6.5%
Private equity funds	117	46.3%	(42)	(18.5%)	214	46.4%	(8)	(1.8%)
Other alternative investments [2]	38	36.3%	(24)	(24.0%)	44	21.3%	(17)	(8.6%)
Total	$191	32.5%	$(71)	(15.3)%	$303	27.8%	$(13)	(1.5)%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.

Investments in Limited Partnerships and Other Alternative Investments
	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Hedge funds	$205	8.0%	$158	7.6%
Real estate funds	789	30.8%	563	27.0%
Private equity and other funds	1,112	43.3%	944	45.4%
Other alternative investments [2]	459	17.9%	417	20.0%
Total	$2,565	100.0%	$2,082	100.0%
[2]Consists of an insurer-owned life insurance policy which is primarily invested in fixed income, private equity, and hedge funds.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $57 as of June 30, 2021 and have remained relatively flat from December 31, 2020. As of June 30, 2021, $53 of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $4 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%, primarily related to commercial real estate securities that were purchased at tighter credit spreads and one foreign government security experiencing issuer-specific financial difficulties.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	June 30, 2021					December 31, 2020
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	272	$1,778	$—	$(5)	$1,773	102	$625	$—	$(3)	$622
Greater than three to six months	283	1,888	—	(27)	1,861	46	367	—	(5)	362
Greater than six to nine months	31	135	—	(4)	131	8	6	—	(1)	5
Greater than nine to eleven months	22	164	—	(5)	159	186	1,275	(1)	(27)	1,247
Twelve months or more	179	571	—	(16)	555	205	994	—	(27)	967
Total	787	$4,536	$—	$(57)	$4,479	547	$3,267	$(1)	$(63)	$3,203

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	June 30, 2021				December 31, 2020
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	5	$4	$(1)	$3	2	$2	$(1)	$1
Greater than six to nine months	1	2	(1)	1	1	46	(10)	36
Greater than nine to eleven months	—	—	—	—	2	5	(1)	4
Twelve months or more	22	5	(2)	3	24	5	(2)	3
Total	28	$11	$(4)	$7	29	$58	$(14)	$44
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and six months ended June 30, 2021
There were no new additions to the ACL or improvements on issuers that had an ACL in prior periods recognized in the three months ended June 30, 2021. In the six months ended June 30, 2021, the Company recorded net reversals of credit losses on fixed maturities, AFS of $4, including reversals of $6 and additions of $2. The reversals were primarily attributable to increases in the fair value of corporate issuers that had an ACL in prior periods, primarily related to a large regional and commercial aircraft lessor. Additions relate to new expected credit losses on a media/entertainment company. Unrealized losses on securities with an ACL recognized in other comprehensive income were less than $1 for both the three and six months ended June 30, 2021. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
There were no intent-to-sell impairments in the three and six months ended June 30, 2021.
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
Three and six months ended June 30, 2020
The Company recorded net credit losses on fixed maturities, AFS of $20 and $32 for the three and six months ended June 30, 2020, respectively. The losses for the three months ended June 30, 2020, were primarily attributable to one private regional and commercial aircraft lessor within corporate fixed maturities. In addition, for the six months ended June 2020, the losses include other corporate fixed maturities, mainly one cruise line issuer. Unrealized losses on securities with ACL recognized in other comprehensive income were $0 and $1 for the three and six months ended June 30, 2020.
Intent-to-sell impairments were $0 and $5 for the three and six months ended June 30, 2020, respectively, with impairments in the six month period primarily related to one corporate issuer in the energy sector and one issuer with exposure to India.
ACL on Mortgage Loans
Three and six months ended June 30, 2021
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
For the three and six months ended June 30, 2021, the Company recorded a decrease in the ACL on mortgage loans of $10 and $14, respectively. The decrease in the allowance was the result of improved economic scenarios. The Company did not record an ACL on any individual mortgage loans.
Three and six months ended June 30, 2020
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of June 30, 2021:
•$1.7 billion in fixed maturities, short-term investments, investment sales receivable and cash at The HFSG Holding Company;
•A senior unsecured five-year revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023. As of June 30, 2021, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of June 30, 2021, there were no borrowings outstanding.

2021 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
•P&C - The Company's U.S. property and casualty insurance subsidiaries have dividend capacity of $1.7 billion for 2021, with $1.0 billion to $1.1 billion of net dividends expected in 2021, including $455 paid to HFSG Holding Company through June 30, 2021.
•Group Benefits - HLA has dividend capacity of $295 in 2021 with $250 to $295 of dividends expected in 2021, including $145 paid to HFSG Holding Company through June 30, 2021.
•Hartford Funds - HFSG Holding Company expects to receive $150 to $180 in dividends from Hartford Funds in 2021, including $78 received through June 30, 2021.
•As part of the sale of Talcott Resolution, which was completed on June 30, 2021, the Company received $217 of proceeds.

Expected liquidity requirements for the next twelve months as of June 30, 2021:
•$215 of interest on debt;
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$495 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Equity repurchase program:
During the six months ended June 30, 2021, the Company repurchased 11 million common shares for $691 under the share repurchase program authorized in December 2020, which is effective through December 31, 2022. The share repurchase program was initially authorized at $1.5 billion and, in April 2021, the Company announced an increase in the share repurchase authorization to $2.5 billion, which remains effective until December 31, 2022. The Company expects to utilize $1.5 billion of this share repurchase authorization during 2021, subject to market conditions. During the period July 1, 2021 through July 27, 2021, the Company repurchased approximately 1.9 million common shares for $116.
The timing of any future repurchases will be dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

|LIQUIDITY REQUIREMENTS AND SOURCES OF CAPITAL
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the second quarter, the Company contributed €15 million ($18) to Navigators Holdings (Europe) N.V., a Belgium holding company.
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since April 1, 2021:
Common Stock Dividends

Declared	Record	Payable	Amount per share
May 20, 2021	June 1, 2021	July 2, 2021	$0.350
July 21, 2021	September 1, 2021	October 4, 2021	$0.350
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
May 20, 2021	August 1, 2021	August 16, 2021	$375.00
July 21, 2021	November 1, 2021	November 15, 2021	$375.00
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
|DIVIDENDS FROM SUBSIDIARIES
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
Through the first six months of 2021, HFSG Holding Company received $678 of net dividends from its subsidiaries, including $145 from HLA, $78 from Hartford Funds and $455 from its U.S. P&C subsidiaries, excluding $50 of P&C dividends that were subsequently contributed to a P&C subsidiary and $25 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
Over the remainder of 2021, the Company anticipates receiving approximately $545 to $645 of net dividends from its U.S. P&C subsidiaries, $105 to $150 of dividends from HLA and $70 to $100 of dividends from Hartford Funds.
|OTHER SOURCES OF CAPITAL FOR THE HFSG HOLDING COMPANY
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the "Ratings" section below for further discussion), and stockholder returns. As a result, the

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Company may from time to time raise capital from the issuance of debt, common equity, preferred stock, equity-related debt or other capital securities and is continuously evaluating strategic opportunities. The issuance of debt, common equity, equity-related debt or other capital securities could result in the dilution of stockholder interests or reduced net income to common shareholders due to additional interest expense or preferred stock dividends.
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
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through March 29, 2023. As of June 30, 2021, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
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
As of June 30, 2021 there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of June 30, 2021 there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
The Hartford has entered into a committed credit facility agreement with a syndicate of lenders (the "Club Facility") as well as a non-committed $25 credit facility with a lender (the "Bilateral Facility"). The Club Facility has two tranches with one tranche extending a $104 commitment and the other tranche extending a £85 million ($117 as of June 30, 2021) commitment. As of June 30, 2021, letters of credit with an aggregate face amount of $104 and £83.5 million, or $115, were outstanding under the Club Facility and no letters of credit were outstanding under the Bilateral Facility.
Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds and Lloyd's, consistent with Lloyd's requirements. As of June 30, 2021, The Hartford was in compliance with all financial covenants of both facilities.
For further information regarding Revolving Credit Facilities, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K Annual Report.
|PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
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
|DERIVATIVE COMMITMENTS
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
As of June 30, 2021, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
|INSURANCE OPERATIONS
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

|

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

Property & Casualty
As of June 30, 2021
Fixed maturities	$33,668
Short-term investments	1,310
Cash	155
Less: Derivative collateral	46
Total	$35,087

Group Benefits Operations
As of June 30, 2021
Fixed maturities	$9,961
Short-term investments	295
Cash	18
Less: Derivative collateral	27
Total	$10,247
|OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2020 Form 10-K Annual Report.
|CAPITALIZATION

Capital Structure
	June 30, 2021	December 31, 2020	Change
Long-term debt	$4,354	$4,352	—%
Total debt	4,354	4,352	—%
Common stockholders' equity excluding AOCI, net of tax	17,340	17,052	2%
Preferred stock	334	334	—%
AOCI, net of tax	570	1,170	(51%)
Total stockholders’ equity	18,244	18,556	(2%)
Total capitalization	$22,598	$22,908	(1%)
Debt to stockholders’ equity	24%	23%
Debt to capitalization	19%	19%
Total capitalization decreased $310, or 1%, as of June 30, 2021 compared to December 31, 2020 primarily due to share repurchases in the period and a decrease in AOCI, partially offset by net income in excess of stockholder dividends.
For additional information on AOCI, net of tax, including unrealized capital gains from securities, see Note 14 - Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on debt, see Note 14 - Debt of Notes to

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Financial Statement in The Hartford's 2020 Form 10-K Annual Report.
|CASH FLOW[1]

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$1,597	$1,267
Net cash provided by (used for) investing activities	$(579)	$215
Net cash used for financing activities	$(933)	$(1,327)
Cash and restricted cash– end of period	$308	$372
[1] Cash activities in 2021 include cash flows related to Continental Europe Operations classified as held for sale beginning in the third quarter of 2020. See Note 16 - Business Disposition of Notes to Condensed Consolidated Financial Statements for discussion of this transaction.
Cash provided by operating activities increased in 2021 as compared to the prior year period primarily driven by a decline in P&C losses and loss adjustment expenses paid, an increase in Commercial Lines premiums received and the impact of Personal Lines premium refunds in the 2020 period, and lower operating expenses paid including lower payroll and employee related expenditures. Positive cash flow impacts were partially offset by an increase in income taxes paid and an increase in Group Benefits loss and loss adjustment expenses paid.
Cash provided by (used for) investing activities changed from net inflows in 2020 to net outflows in 2021 as a result of a decrease from net proceeds to net payments for equity securities and derivatives, and an increase in net payments for mortgage loans, partially offset by a decrease in net payments for short term investments and consideration received from the sale of the Company's equity interest in Talcott Resolution.
Cash used for financing activities decreased primarily due to debt repayments in the 2020 period, and a decrease in cash used for securities lending transactions partially offset by an increase in share repurchases in 2021.
Operating cash flow for the six months ended June 30, 2021 has been adequate to meet liquidity requirements.
|EQUITY MARKETS
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk section in this MD&A and the Financial Risk on Statutory Capital section of the MD&A in the Company's 2020 Form 10-K Annual Report.
|RATINGS
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
On July 21, 2021, Moody's upgraded the insurance financial strength rating of HLA to A1 from A2. The upgrade reflects HLA’s leading market position in the group benefits and disability business, its distribution capabilities and consistent profitability, as well as implicit support from The Hartford.

Insurance Financial Strength Ratings as of July 27, 2021
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A1
Navigators Insurance Company	A+	A	Not Rated
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2021	$10,795	$2,601	$13,396
Statutory income	678	94	772
Contributions from (dividends to) parent	(455)	(145)	(600)
Other items	287	26	313
Net change to U.S. statutory capital	510	(25)	485
U.S statutory capital at June 30, 2021	$11,305	$2,576	$13,881
[1]The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
[2]Excludes insurance operations in the U.K. and Continental Europe.

|CONTINGENCIES
Legal Proceedings
For a discussion regarding The Hartford’s legal proceedings, see the information contained in Note 12 -Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
Legislative and Regulatory Developments
COVID-19 Global Pandemic
State and federal retroactive business interruption coverage and other insurance regulatory relief initiatives-
State and federal lawmakers are continuing to consider legislation and regulation in response to COVID-19. There have been proposals to impose retroactive coverage of COVID-19 claims under existing business interruption coverage provisions. If such proposals were enacted, they could represent a material exposure for the Company. Further, some states have adopted, or are considering incorporating, a presumption that if certain workers become infected with COVID-19, such infection would constitute an occupational disease triggering workers’ compensation coverage. In addition, state insurance regulators, including California, New Jersey and New York, have encouraged (and in some cases required) insurers to offer immediate relief to policyholders including refunding and offering discounts for drivers, incorporating flexible payment solutions for families, individuals, and businesses, providing additional time to make payments, waiving insurance premium late fees, pausing cancellation of coverage for personal and commercial policies due to non-payment and policy expiration, and suspending personal automobile exclusions for restaurant employees who are transitioning to meal delivery services using their personal automobile policy as coverage. The Hartford offered consumer financial relief including a 15 percent refund on policyholders’ April and May 2020 personal automobile insurance premiums, waived late payments fees for a period of time for business and personal insurance customers and temporarily suspended policy cancellations for policyholders of our Commercial Lines, Personal Lines and Group Benefits segments. As the COVID-19 global pandemic continues, regulators may require us to or we may elect to provide additional consumer and/or business financial relief. We may also see this manifest in the review and approval of new rate filings, with regulators applying heightened scrutiny even when rate reductions are proposed. The duration and scope of such regulatory/Company actions are uncertain, and the impacts of such actions could adversely affect the Company’s insurance business.

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
American Rescue Plan Act of 2021- On March 11, 2021, President Biden signed the $1.9 trillion American Rescue Plan. The comprehensive bill includes provisions on taxes, healthcare, extends unemployment benefits, direct payments, state and local funding and other issues. The American Rescue Plan also directed billions of dollars towards the Paycheck Protection Program ("PPP") and Targeted Economic Injury Disaster Loan Advance payments to support small businesses across the nation. Additionally, the new law directed $28.6 billion for the Restaurant Revitalization Fund for industry-focused grants. On March 30, 2021, President Biden signed the PPP Extension Act of 2021 which set a new application deadline of May 31, allowing the Small Business Administration (SBA) to continue processing applications for up to 30 days past the May 31 deadline.
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

|

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
American Jobs Plan and American Families Plan
On March 31, 2021, President Biden unveiled a key initiative of his Administration, the American Jobs Plan, a broad $2.2 trillion, 8-year infrastructure plan. The President’s plan outlines funding for several traditional infrastructure verticals such as roads, bridges, and highways, but also seeks to prioritize and incentivize clean energy and pursue policy options that promote equity and connect disadvantaged communities. To offset some of the plan’s costs, the Biden Administration proposed a series of tax changes including raising the corporate tax rate to 28%, eliminating subsidies and foreign tax credits for fossil fuel companies, championing a new 15% global minimum tax for multinational corporations, enacting a minimum tax on large corporations book income, and other tax changes to prevent U.S. corporations from inverting or claiming tax havens as their residence. On April 28, 2021, the Biden Administration released a second proposal titled the “American Families Plan.” The roughly $1.8 trillion proposal seeks to address “social infrastructure” including national paid family and medical leave benefits, child care, education, and nutrition. To cover costs, the White House proposes raising taxes on wealthier individuals by raising the top tax rate to 39.6%, raising capital gains taxes for taxpayers earning at least $1 per year, and bolstering funding for IRS enforcement. Final action on infrastructure spending remains in flux as President Biden works with Congress to strike a bipartisan deal. The prospects for these proposals remain unclear, even when considering procedural devices that could be used to move the legislation through Congress with only a simple majority vote. Congressional action related to Paid Family and Medical Leave policy could impact Group Benefits product offerings. While changes to corporate taxation, including a higher corporate income tax rate, would adversely affect the Company, the impact of other provisions on the Company’s operations and ability to attract new business and retain existing customers is unclear.
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
US and International Tax Reform
At the end of 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted. The TCJA made significant reforms to the U.S. tax code. The major areas of interest to the Company included the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax ("AMT") and the refunding of AMT credits. As part of the “Made in America Tax Plan,” a corporate tax rate increase from 21% to 28% and several international tax changes were outlined that could be used to fund a portion of proposed infrastructure spending. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to TCJA, see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In June 2021, the G7 finance ministers released a communique supporting two proposals: 1) a 15 percent global minimum tax; and 2) an agreement to allocate to market countries the right to tax the largest and most profitable multinational enterprises on at least 20% of any profit that exceeds a 10% margin. After the G20 meetings which concluded on July 10, 2021, over 130 countries in the OECD/G20 agreed in principle to the two-pillar solution to address the tax challenges arising from the digitalization of the economy. Key components of the agreement

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
are described in the OECD statement including the aspects noted above. Although the plan seemingly has broad political support, countries must still negotiate and agree on key details and implementation issues. Proponents hope to finalize the formal agreement in October, 2021 and then work on developing an implementation package over the course of 2022, targeting implementation in 2023. Given that Ireland and other historically lower tax rate countries remain opposed, the final outcome is far from certain.

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

|

Part I - Item 4. Controls and Procedures

Item 4.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2021.
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

|

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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The most recent share repurchase authorization, effective until December 31, 2022, was approved in December 2020 and was increased by the Board of Directors from $1.5 billion to $2.5 billion in April 2021. During the period from July 1, 2021 to July 27, 2021, the Company repurchased 1.9 million shares for $116. The timing of any repurchase of shares under the remaining equity repurchase authorization is dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

Repurchases of Common Stock by the Issuer for the Three Months Ended June 30, 2021
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2021 - April 30, 2021	1,256,022	$67.51	1,256,022	$2,292
May 1, 2021 - May 31, 2021	5,065,877	$65.50	5,065,877	$1,960
June 1, 2021 - June 30, 2021	2,328,001	$64.82	2,328,001	$1,809
Total	8,649,900	$65.61	8,649,900

Item 6.
EXHIBITS

See Exhibits Index on page	114.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2021
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective December 17, 2020.	8-K	001-13958	3.1	7/21/2016
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

|

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	July 28, 2021	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)