Form 10-Q
period 2021-09-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2021-10-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 27, 2021, there were outstanding 340,353,353 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statement, the Risk Factors of The Hartford's 2020 Form 10-K Annual Report, and our other filings with the Securities and Exchange Commission.
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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2021, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 28, 2021

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2021	2020	2021	2020
	(Unaudited)
Revenues
Earned premiums	$4,565	$4,347	$13,368	$12,972
Fee income	377	323	1,107	941
Net investment income	650	492	1,740	1,290
Net realized gains (losses)	70	6	297	(116)
Other revenues	24	3	62	108
Total revenues	5,686	5,171	16,574	15,195
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,420	2,962	9,556	8,725
Amortization of deferred policy acquisition costs ("DAC")	419	421	1,252	1,287
Insurance operating costs and other expenses	1,200	1,093	3,546	3,394
Interest expense	58	58	172	179
Amortization of other intangible assets	18	18	53	55
Restructuring and other costs	(12)	87	(1)	87
Total benefits, losses and expenses	5,103	4,639	14,578	13,727
Income before income taxes	583	532	1,996	1,468
Income tax expense	101	73	360	268
Net income	482	459	1,636	1,200
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$476	$453	$1,620	$1,184
Net income available to common stockholders per common share
Basic	$1.38	$1.26	$4.60	$3.30
Diluted	$1.36	$1.26	$4.54	$3.29
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
	(Unaudited)
Net income	$482	$459	$1,636	$1,200
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain on fixed maturities	(274)	376	(904)	747
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	—	—	—	1
Change in net gain on cash flow hedging instruments	1	(17)	1	22
Change in foreign currency translation adjustments	(4)	6	(1)	(1)
Changes in pension and other postretirement plan adjustments	14	12	41	35
Other comprehensive income (loss), net of tax	(263)	377	(863)	804
Comprehensive income	$219	$836	$773	$2,004
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale ("AFS"), at fair value (amortized cost of $41,485 and $41,561, and ACL of $4 and $23)	$43,942	$45,035
Equity securities, at fair value	1,616	1,438
Mortgage loans (net of ACL of $26 and $38)	5,106	4,493
Limited partnerships and other alternative investments	2,961	2,082
Other investments	337	201
Short-term investments	3,612	3,283
Total investments	57,574	56,532
Cash	232	151
Restricted cash	165	88
Premiums receivable and agents' balances (net of ACL of $124 and $152)	4,598	4,268
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $99 and $108)	6,247	6,011
Deferred policy acquisition costs	883	789
Deferred income taxes, net	209	46
Goodwill	1,911	1,911
Property and equipment, net	1,047	1,122
Other intangible assets, net	881	950
Other assets	2,376	2,066
Assets held for sale	167	177
Total assets	$76,290	$74,111
Liabilities
Unpaid losses and loss adjustment expenses	$39,378	$37,855
Reserve for future policy benefits	602	638
Other policyholder funds and benefits payable	685	701
Unearned premiums	7,268	6,629
Long-term debt	4,943	4,352
Other liabilities	5,401	5,222
Liabilities held for sale	151	158
Total liabilities	58,428	55,555
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at September 30, 2021 and December 31, 2020, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 384,923,222 shares issued at September 30, 2021 and December 31, 2020	4	4
Additional paid-in capital	4,339	4,322
Retained earnings	15,169	13,918
Treasury stock, at cost 43,138,408 and 26,434,682 shares	(2,291)	(1,192)
Accumulated other comprehensive income, net of tax	307	1,170
Total stockholders’ equity	17,862	18,556
Total liabilities and stockholders’ equity	$76,290	$74,111
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for share and per share data)	2021	2020	2021	2020
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	4	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,330	4,299	4,322	4,312
Issuance of shares under incentive and stock compensation plans	(9)	(5)	(80)	(89)
Stock-based compensation plans expense	18	16	97	87
Additional Paid-in Capital, end of period	4,339	4,310	4,339	4,310
Retained Earnings
Retained Earnings, beginning of period	14,813	13,167	13,918	12,685
Cumulative effect of accounting changes, net of tax	—	—	—	(18)
Adjusted balance, beginning of period	14,813	13,167	13,918	12,667
Net income	482	459	1,636	1,200
Dividends declared on preferred stock	(6)	(6)	(16)	(16)
Dividends declared on common stock	(120)	(117)	(369)	(348)
Retained Earnings, end of period	15,169	13,503	15,169	13,503
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,807)	(1,211)	(1,192)	(1,117)
Treasury stock acquired	(511)	—	(1,202)	(150)
Issuance of shares under incentive and stock compensation plans	28	7	130	98
Net shares acquired related to employee incentive and stock compensation plans	(1)	(1)	(27)	(36)
Treasury Stock, at cost, end of period	(2,291)	(1,205)	(2,291)	(1,205)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	570	479	1,170	52
Total other comprehensive income (loss)	(263)	377	(863)	804
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	307	856	307	856
Total Stockholders’ Equity	$17,862	$17,802	$17,862	$17,802
Preferred Shares Outstanding
Preferred Shares Outstanding, beginning of period	13,800	13,800	13,800	13,800
Issuance of preferred shares	—	—	—	—
Preferred Shares Outstanding, end of period	13,800	13,800	13,800	13,800
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	348,998	358,099	358,489	359,570
Treasury stock acquired	(7,729)	—	(18,765)	(2,661)
Issuance of shares under incentive and stock compensation plans	532	151	2,589	2,011
Return of shares under incentive and stock compensation plans to treasury stock	(16)	(16)	(528)	(686)
Common Shares Outstanding, at end of period	341,785	358,234	341,785	358,234
Cash dividends declared per common share	$0.350	$0.325	$1.050	$0.975
Cash dividends declared per preferred share	$375.00	$375.00	$1,125.00	$1,125.00
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2021	2020
Operating Activities	(Unaudited)
Net income	$1,636	$1,200
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains)	(317)	65
Amortization of deferred policy acquisition costs	1,252	1,287
Additions to deferred policy acquisition costs	(1,330)	(1,268)
Depreciation and amortization	515	411
Loss on sale of business	20	51
Other operating activities, net	(178)	129
Change in assets and liabilities:
Increase in reinsurance recoverables	(257)	(186)
Net change in accrued and deferred income taxes	(114)	437
Increase in insurance liabilities	2,104	1,019
Net change in other assets and other liabilities	(442)	(490)
Net cash provided by operating activities	2,889	2,655
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	16,141	14,734
Equity securities, at fair value	517	1,420
Mortgage loans	1,092	710
Partnerships	451	84
Payments for the purchase of:
Fixed maturities, available-for-sale	(15,898)	(15,544)
Equity securities, at fair value	(1,060)	(758)
Mortgage loans	(1,692)	(995)
Partnerships	(830)	(235)
Net proceeds from derivatives	3	131
Net additions of property and equipment	(92)	(78)
Net payments for short-term investments	(329)	(475)
Other investing activities, net	(51)	(1)
Net cash used for investing activities	(1,748)	(1,007)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	66	44
Withdrawals and other deductions from investment and universal life-type contracts	(57)	(78)
Net decrease in securities loaned or sold under agreements to repurchase	—	(511)
Repayment of debt	—	(500)
Proceeds from the issuance of debt	588	—
Net issuance (return) of shares under incentive and stock compensation plans	23	(27)
Treasury stock acquired	(1,202)	(150)
Dividends paid on preferred stock	(16)	(16)
Dividends paid on common stock	(365)	(341)
Net cash used for financing activities	(963)	(1,579)
Foreign exchange rate effect on cash	(5)	(3)
Net increase in cash and restricted cash, including cash classified within assets held for sale	173	66
Less: Net increase in cash classified within assets held for sale	15	58
Net increase in cash and restricted cash	158	8
Cash and restricted cash – beginning of period	239	262
Cash and restricted cash– end of period	$397	$270
Supplemental Disclosure of Cash Flow Information
Income tax paid (received)	$439	$(161)
Interest paid	$165	$183
See Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
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
On September 30, 2020, the Company entered into a definitive agreement to sell all of the issued and outstanding equity of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. (“BDM”) and Assurances Contintales Contintale Verzekeringen N.V. (“ASCO”), (collectively referred to as "Continental Europe Operations"). For further discussion of this transaction see Note 17 - Business Disposition.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2021	2020	2021	2020
Earnings
Net income	$482	$459	$1,636	$1,200
Less: Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$476	$453	$1,620	$1,184
Shares
Weighted average common shares outstanding, basic	345.6	358.3	352.5	358.3
Dilutive effect of stock-based awards under compensation plans	5.1	2.2	4.7	2.0
Weighted average common shares outstanding and dilutive potential common shares	350.7	360.5	357.2	360.3
Net income available to common stockholders per common share
Basic	$1.38	$1.26	$4.60	$3.30
Diluted	$1.36	$1.26	$4.54	$3.29
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate Category.

Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial Lines	$357	$323	$1,055	$378
Personal Lines	51	79	304	548
Property & Casualty Other Operations	22	2	26	12
Group Benefits	28	119	207	324
Hartford Funds	56	44	155	119
Corporate	(32)	(108)	(111)	(181)
Net income	482	459	1,636	1,200
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$476	$453	$1,620	$1,184

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$821	$776	$2,327	$2,312
Liability	419	355	1,196	1,035
Marine	57	59	172	191
Package business	425	390	1,227	1,150
Property	212	200	617	590
Professional liability	163	150	476	442
Bond	72	68	212	206
Assumed reinsurance	88	68	240	206
Automobile	200	193	586	562
Total Commercial Lines	2,457	2,259	7,053	6,694
Personal Lines
Automobile	517	547	1,545	1,552
Homeowners	235	240	695	721
Total Personal Lines [1]	752	787	2,240	2,273
Group Benefits
Group disability	745	697	2,228	2,142
Group life	591	594	1,797	1,833
Other	79	70	235	200
Total Group Benefits	1,415	1,361	4,260	4,175
Hartford Funds
Mutual fund and Exchange-Traded Products ("ETP")	282	228	813	660
Talcott Resolution life and annuity separate accounts [2]	24	22	71	64
Total Hartford Funds	306	250	884	724
Corporate	12	13	38	47
Total earned premiums and fee income	4,942	4,670	14,475	13,913
Net investment income	650	492	1,740	1,290
Net realized gains (losses)	70	6	297	(116)
Other revenues	24	3	62	108
Total revenues	$5,686	$5,171	$16,574	$15,195
[1]For the three months ended September 30, 2021 and 2020, AARP members accounted for earned premiums of $687 and $713, respectively. For the nine months ended September 30, 2021 and 2020, AARP members accounted for earned premiums of $2.0 billion and $2.1 billion, respectively.
[2]Represents revenues earned for investment advisory services on the life and annuity separate account AUM sold in May 2018 that is still managed by the Company's Hartford Funds segment.

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Non-Insurance Contracts with Customers

		Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue Line Item	2021	2020	2021	2020
Commercial Lines
Installment billing fees	Fee income	$8	$8	$25	$21
Personal Lines
Installment billing fees	Fee income	8	8	24	26
Insurance servicing revenues	Other revenues	22	23	62	63
Group Benefits
Administrative services	Fee income	43	44	136	132
Hartford Funds
Advisor, distribution and other management fees	Fee income	280	228	807	659
Other fees	Fee income	26	22	77	65
Corporate
Investment management and other fees	Fee income	12	13	38	38
Transition service revenues	Other revenues	—	—	1	2
Total non-insurance revenues with customers		$399	$346	$1,170	$1,006

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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,207	$—	$1,184	$23
Collateralized loan obligations ("CLOs")	3,011	—	2,657	354
Commercial mortgage-backed securities ("CMBS")	4,191	—	4,090	101
Corporate	18,861	—	17,607	1,254
Foreign government/government agencies	953	—	948	5
Municipal	8,878	—	8,878	—
Residential mortgage-backed securities ("RMBS")	3,286	—	3,018	268
U.S. Treasuries	3,555	618	2,937	—
Total fixed maturities	43,942	618	41,319	2,005
Equity securities, at fair value	1,616	991	554	71
Derivative assets
Credit derivatives	1	—	1	—
Foreign exchange derivatives	1	—	1	—
Total derivative assets [1]	2	—	2	—
Fixed maturities, at fair value using the fair value option ("FVO") [2]	75	—	—	75
Short-term investments	3,612	1,941	1,648	23
Total assets accounted for at fair value on a recurring basis	$49,247	$3,550	$43,523	$2,174
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$5	$—	$5	$—
Foreign exchange derivatives	2	—	2	—
Interest rate derivatives	(45)	—	(45)	—
Total derivative liabilities [3]	(38)	—	(38)	—
Total liabilities accounted for at fair value on a recurring basis	$(38)	$—	$(38)	$—

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,564	$—	$1,564	$—
CLOs	2,780	—	2,420	360
CMBS	4,484	—	4,407	77
Corporate	20,273	—	19,392	881
Foreign government/government agencies	919	—	913	6
Municipal	9,503	—	9,503	—
RMBS	4,107	—	3,726	381
U.S. Treasuries	1,405	529	876	—
Total fixed maturities	45,035	529	42,801	1,705
Equity securities, at fair value	1,438	872	496	70
Derivative assets
Credit derivatives	21	—	21	—
Foreign exchange derivatives	1	—	1	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	23	—	23	—
Short-term investments	3,283	2,663	590	30
Total assets accounted for at fair value on a recurring basis	$49,779	$4,064	$43,910	$1,805
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	$(14)	$—	$(14)	$—
Interest rate derivatives	(70)	—	(70)	—
Total derivative liabilities [3]	(84)	—	(84)	—
Total liabilities accounted for at fair value on a recurring basis	$(84)	$—	$(84)	$—
[1]Includes derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law. See footnote 3 to this table for derivative liabilities.
[2]Included within other investments on the Condensed Consolidated Balance Sheets.
[3]Includes derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law.
The Company has overseas deposits in Other Investments of $62 and $54 as of September 30, 2021 and December 31, 2020, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
•Internal matrix pricing is a valuation process internally developed for private placement securities for which the Company is unable to obtain a price from a third-party pricing service. Internal pricing matrices determine credit spreads that, when combined with risk-free rates, are applied to contractual cash flows to develop a price. The Company develops credit spreads using market-based data for public securities adjusted for credit spread differentials between public and private securities, which are obtained from a survey of multiple private placement brokers. The market-based reference credit spread considers the issuer’s sector, financial strength, and term to maturity, using an independent public security index, while the credit spread differential considers the non-public nature of the security. Securities priced using internal matrix pricing are classified as Level 2 because the significant inputs are observable or can be corroborated with observable data.
•Independent broker quotes, which are typically non-binding, use inputs that can be difficult to corroborate with observable market-based data. Brokers may use present value techniques using assumptions specific to the security types, or they may use recent transactions of similar securities. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on independent broker quotes are classified as Level 3.
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
Valuation Controls
The process for determining the fair value of investments is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company. The purpose of the Valuation Committee is to provide oversight of the pricing policy, procedures, and controls, including approval of valuation methodologies and pricing sources. The Valuation Committee reviews market data trends, pricing statistics and trading statistics to ensure that prices are reasonable and consistent with our fair value framework. Controls and procedures used to assess third-party pricing services are reviewed by the Valuation Committee, including the results of annual due-diligence reviews. Controls include, but are not limited to, reviewing daily and monthly price changes, stale prices, and missing prices and comparing new trade prices to third-party pricing services, weekly price changes to published bond index prices, and daily OTC derivative market valuations to counterparty valuations. The Company has a dedicated pricing group that works with trading and investment professionals to challenge prices received by a third-party pricing source if the Company believes that the valuation received does not accurately reflect the fair value. New valuation models and changes to current models require approval by the Valuation Committee. In addition, the Company’s enterprise-wide Operational Risk Management function provides an independent review of the suitability and reliability of model inputs, as well as an analysis of significant changes to current models.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	Not applicable

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2021
CLOs [3]	$290	Discounted cash flows	Spread	227 bps	251 bps	248 bps	Decrease
CMBS [3]	$96	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	192 bps	483 bps	289 bps	Decrease
Corporate [4]	$1,178	Discounted cash flows	Spread	94 bps	978 bps	272 bps	Decrease
RMBS [3]	$251	Discounted cash flows	Spread [6]	43 bps	233 bps	84 bps	Decrease
			Constant prepayment rate [6]	2%	14%	7%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	65%	Decrease
As of December 31, 2020
CLOs [3]	$340	Discounted cash flows	Spread	304 bps	305 bps	304 bps	Decrease
CMBS [3]	$20	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	255 bps	975 bps	688 bps	Decrease
Corporate [4]	$749	Discounted cash flows	Spread	110 bps	692 bps	293 bps	Decrease
RMBS [3]	$364	Discounted cash flows	Spread [6]	7 bps	937 bps	119 bps	Decrease
			Constant prepayment rate [6]	—%	10%	5%	Decrease [5]
			Constant default rate [6]	2%	6%	3%	Decrease
			Loss severity [6]	—%	100%	84%	Decrease
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
As of September 30, 2021 and December 31, 2020, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of September 30, 2021, no significant adjustments were made by the Company to broker prices received.

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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2021
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2021
Assets
Fixed maturities, AFS
ABS	$14	$—	$—	$23	$—	$—	$—	$(14)	$23
CLOs	375	—	—	132	(34)	—	—	(119)	354
CMBS	86	—	—	29	—	—	—	(14)	101
Corporate	1,141	—	(7)	156	(29)	(1)	—	(6)	1,254
Foreign Govt./Govt. Agencies	—	—	—	5	—	—	—	—	5
RMBS	302	—	(1)	41	(45)	—	—	(29)	268
Total fixed maturities, AFS	1,918	—	(8)	386	(108)	(1)	—	(182)	2,005
Equity securities, at fair value	74	4	—	2	(9)	—	—	—	71
Fixed maturities, FVO [4]	—	—	—	75	—	—	—	—	75
Short-term investments	18	—	—	8	(3)	—	—	—	23
Total Assets	$2,010	$4	$(8)	$471	$(120)	$(1)	$—	$(182)	$2,174

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2021
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2021
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$42	$—	$—	$—	$(19)	$23
CLOs	360	—	—	391	(79)	—	—	(318)	354
CMBS	77	—	2	68	(3)	—	5	(48)	101
Corporate	881	6	(18)	405	(105)	(45)	172	(42)	1,254
Foreign Govt./Govt. Agencies	6	—	—	5	—	(6)	—	—	5
RMBS	381	—	(3)	221	(148)	(14)	—	(169)	268
Total Fixed Maturities, AFS	1,705	6	(19)	1,132	(335)	(65)	177	(596)	2,005
Equity Securities, at fair value	70	6	—	5	(10)	—	—	—	71
Fixed maturities, FVO [4]	—	—	—	75	—	—	—	—	75
Short-term investments	30	—	—	10	(17)	—	—	—	23
Total Assets	$1,805	$12	$(19)	$1,222	$(362)	$(65)	$177	$(596)	$2,174

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2020
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2020	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2020
Assets
Fixed Maturities, AFS
ABS	$23	$—	$—	$—	$—	$—	$—	$(23)	$—
CLOs	99	—	1	63	(3)	—	—	(19)	141
CMBS	20	—	2	66	(1)	—	5	—	92
Corporate	1,109	1	19	45	(62)	—	22	(138)	996
Municipal	—	(3)	2	—	—	—	7	—	6
RMBS	479	—	2	40	(48)	—	—	(22)	451
Total Fixed Maturities, AFS	1,730	(2)	26	214	(114)	—	34	(202)	1,686
Equity Securities, at fair value	66	—	—	3	—	—	—	—	69
Short-term investments	14	—	—	—	—	—	—	—	14
Total Assets	$1,810	$(2)	$26	$217	$(114)	$—	$34	$(202)	$1,769

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2020
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2020	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2020
Assets
Fixed Maturities, AFS
ABS	$15	$—	$(1)	$43	$—	$—	$—	$(57)	$—
CLOs	95	—	(1)	82	(16)	—	—	(19)	141
CMBS	9	—	2	79	(3)	—	5	—	92
Corporate	732	(31)	—	161	(126)	(27)	481	(194)	996
Foreign Govt./Govt. Agencies	3	—	—	—	—	—	—	(3)	—
Municipal	—	(3)	2	—	—	—	7	—	6
RMBS	560	—	(10)	66	(136)	(7)	—	(22)	451
Total Fixed Maturities, AFS	1,414	(34)	(8)	431	(281)	(34)	493	(295)	1,686
Equity Securities, at fair value	73	(10)	—	6	—	—	—	—	69
Short-term investments	15	—	—	—	(1)	—	—	—	14
Total Assets	$1,502	$(44)	$(8)	$437	$(282)	$(34)	$493	$(295)	$1,769
Liabilities
Contingent Consideration	$(22)	$12	$—	$—	$10	$—	$—	$—	$—
Derivatives, net [5]
Equity	(15)	36	—	—	(21)	—	—	—	—
Total Derivatives, net [5]	(15)	36	—	—	(21)	—	—	—	—
Total Liabilities	$(37)	$48	$—	$—	$(11)	$—	$—	$—	$—
[1]Amounts in these columns are generally reported in net realized gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.
[4]Included within other investments on the Condensed Consolidated Balance Sheets.
[5]Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLOs	$—	$—	$—	$1	$—	$—	$—	$(1)
CMBS	—	—	—	2	—	—	2	2
Corporate	—	(1)	(7)	17	—	(21)	(16)	1
Municipal	—	(3)	—	2	—	(3)	—	2
RMBS	—	—	(1)	2	—	—	(3)	(9)
Total Fixed Maturities, AFS	—	(4)	(8)	24	—	(24)	(17)	(5)
Equity Securities, at fair value	1	—	—	—	4	(9)	—	—
Total Assets	$1	$(4)	$(8)	$24	$4	$(33)	$(17)	$(5)
Liabilities
Contingent Consideration	$—	$—	$—	$—	$—	$12	$—	$—
Total Liabilities	$—	$—	$—	$—	$—	$12	$—	$—
[1]All amounts in these rows are reported in net gains (losses). All amounts are before income taxes.
[2]Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.
[3]Changes in unrealized gain (loss) on fixed maturities, AFS are reported in changes in net unrealized gain on securities in the Condensed Consolidated Statements of Comprehensive Income.
Fair Value Option
The Company has elected the fair value option for certain investments in residual interests of securitizations in order to reflect changes in fair value in earnings. These instruments are included within other investments on the Condensed Consolidated Balance Sheets and changes in the fair value of these securities are reported in net realized gains and losses.
As of September 30, 2021 and December 31, 2020, the fair value of assets using the fair value option was $75 and $0, respectively.
For the three and nine months ended September 30, 2021 realized gains (losses) related to the change in fair value of assets using the fair value option were less than $(1). For the three and nine months ended September 30, 2020 there were no realized gains (losses) related to the change in fair value of assets using the fair value option.
FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

Financial Assets and Liabilities Not Carried at Fair Value
	September 30, 2021			December 31, 2020
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$5,106	$5,332	Level 3	$4,493	$4,792
Liabilities
Other policyholder funds and benefits payable	Level 3	$685	$688	Level 3	$701	$703
Senior notes [2]	Level 2	$3,853	$4,707	Level 2	$3,262	$4,363
Junior subordinated debentures [2]	Level 2	$1,090	$1,107	Level 2	$1,090	$1,107
[1]As of September 30, 2021 and December 31, 2020, carrying amount of mortgage loans is net of ACL of $26 and $38, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. INVESTMENTS

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2021	2020	2021	2020
Gross gains on sales	$63	$27	$162	$201
Gross losses on sales	(8)	(12)	(54)	(42)
Equity securities [1]	3	42	134	(269)
Net credit losses on fixed maturities, AFS	—	(1)	4	(33)
Change in ACL on mortgage loans	(2)	5	12	(19)
Intent-to-sell impairments	—	—	—	(5)
Other, net [2]	14	(55)	39	51
Net realized gains (losses)	$70	$6	$297	$(116)
[1]The net unrealized gains (losses) on equity securities included in net realized gains (losses) related to equity securities still held as of September 30, 2021, were $(17) and $92 for the three and nine months ended September 30, 2021 respectively. The net unrealized gains on equity securities included in net realized gains (losses) related to equity securities still held as of September 30, 2020, were $36 and $6 for the three and nine months ended September 30, 2020 respectively.
[2]For both the three and nine months ended September 30, 2021 includes gains (losses) from transactional foreign currency revaluation of $6 and $(1), respectively, non-qualifying derivatives of $10 and $16, respectively, and an additional loss of $(2) and $(20), respectively, on the pending sale of Continental Europe Operations. For the nine months ended September 30, 2021, there was also a gain of $46 on the sale of the Company's previously owned equity interest in Talcott Resolution. For the three and nine months ended September 30, 2020, includes gains (losses) from transactional foreign currency revaluation of $(4) and $6, respectively, non-qualifying derivatives of $(2) and $97, respectively, and a loss of $51 related to the pending sale of the Continental Europe Operations.
Proceeds from the sales of fixed maturities, AFS totaled $2.9 billion and $11.1 billion for the three and nine months ended September 30, 2021 respectively, and $4.5 billion and $11.7 billion for the three and nine months ended September 30, 2020, respectively.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of September 30, 2021 and December 31, 2020, the Company reported accrued interest receivable related to fixed maturities, AFS of $326 and $327, respectively, and accrued interest receivable related to mortgage loans of $15 and $14, respectively. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of net realized gains and losses.
Interest income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible.
Recognition and Presentation of Intent-to-Sell Impairments and ACL on Fixed Maturities, AFS
The Company will record an "intent-to-sell impairment" as a reduction to the amortized cost of fixed maturities, AFS in an unrealized loss position if the Company intends to sell or it is more likely than not that the Company will be required to sell the fixed maturity before a recovery in value. A corresponding charge is recorded in net realized losses equal to the difference between the fair value on the impairment date and the amortized cost basis of the fixed maturity before recognizing the impairment.
When fixed maturities are in an unrealized loss position and the Company does not record an intent-to-sell impairment, the Company will record an ACL for the portion of the unrealized loss due to a credit loss. Any remaining unrealized loss on a fixed maturity after recording an ACL is the non-credit amount and is recorded in OCI. The ACL is the excess of the amortized cost over the greater of the Company's best estimate of the present value of expected future cash flows or the security's fair value. Cash flows are discounted at the effective yield that is used to record interest income. The ACL cannot exceed the unrealized loss and, therefore, it may fluctuate with changes in the fair value of the fixed maturity if the fair value is greater than the Company's best estimate of the present value of expected future cash flows. The initial ACL and any subsequent changes are recorded in net realized gains and losses. The ACL is written off against the amortized cost in the period in which all or a portion of the related fixed maturity is determined to be uncollectible.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended September 30,					Nine Months Ended September 30,
	2021		2020			2021		2020
(Before tax)	Corporate	Total	Corporate	Municipal	Total	Corporate	Total	Corporate	Municipal	Total
Balance as of beginning of period	$4	$4	$32	$—	$32	$23	$23	$—	$—	$—
Credit losses on fixed maturities where an allowance was not previously recorded	—	—	—	3	3	2	2	35	3	38
Reduction due to sales	—	—	(1)	—	(1)	(15)	(15)	(3)	—	(3)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	—	(2)	—	(2)	(6)	(6)	(3)	—	(3)
Balance as of end of period	$4	$4	$29	$3	$32	$4	$4	$29	$3	$32

Fixed Maturities, AFS, by Type
	September 30, 2021					December 31, 2020
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$1,187	$—	$20	$—	$1,207	$1,525	$—	$39	$—	$1,564
CLOs	3,002	—	10	(1)	3,011	2,780	—	7	(7)	2,780
CMBS	3,969	—	231	(9)	4,191	4,219	—	286	(21)	4,484
Corporate	17,597	(4)	1,310	(42)	18,861	18,401	(23)	1,926	(31)	20,273
Foreign govt./govt. agencies	916	—	40	(3)	953	842	—	77	—	919
Municipal	8,113	—	776	(11)	8,878	8,564	—	940	(1)	9,503
RMBS	3,212	—	85	(11)	3,286	3,966	—	144	(3)	4,107
U.S. Treasuries	3,489	—	83	(17)	3,555	1,264	—	141	—	1,405
Total fixed maturities, AFS	$41,485	$(4)	$2,555	$(94)	$43,942	$41,561	$(23)	$3,560	$(63)	$45,035

Fixed Maturities, AFS, by Contractual Maturity Year
	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,319	$1,340	$1,411	$1,432
Over one year through five years	8,214	8,577	7,832	8,286
Over five years through ten years	9,088	9,520	7,622	8,354
Over ten years	11,494	12,810	12,206	14,028
Subtotal	30,115	32,247	29,071	32,100
Mortgage-backed and asset-backed securities	11,370	11,695	12,490	12,935
Total fixed maturities, AFS	$41,485	$43,942	$41,561	$45,035
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of September 30, 2021 or December 31, 2020 other than U.S. government securities and certain U.S. government agencies.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$204	$—	$—	$—	$204	$—
CLOs	842	(1)	159	—	1,001	(1)
CMBS	298	(3)	87	(6)	385	(9)
Corporate	2,229	(34)	208	(8)	2,437	(42)
Foreign govt./govt. agencies	265	(3)	—	—	265	(3)
Municipal	695	(11)	12	—	707	(11)
RMBS	880	(8)	100	(3)	980	(11)
U.S. Treasuries	2,707	(17)	3	—	2,710	(17)
Total fixed maturities, AFS in an unrealized loss position	$8,120	$(77)	$569	$(17)	$8,689	$(94)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$44	$—	$—	$—	$44	$—
CLOs	758	(2)	715	(5)	1,473	(7)
CMBS	410	(17)	19	(4)	429	(21)
Corporate	466	(13)	212	(18)	678	(31)
Foreign govt./govt. agencies	24	—	—	—	24	—
Municipal	34	(1)	—	—	34	(1)
RMBS	461	(3)	21	—	482	(3)
U.S. Treasuries	39	—	—	—	39	—
Total fixed maturities, AFS in an unrealized loss position	$2,236	$(36)	$967	$(27)	$3,203	$(63)
As of September 30, 2021, fixed maturities, AFS in an unrealized loss position consisted of 1,057 instruments, primarily in the corporate sectors, most notably financial services, technology and communications, capital goods, and utilities, as well as U.S. Treasuries which were depressed largely due to higher interest rates and/or wider credit spreads since the purchase date. As of September 30, 2021, 98% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the nine months ended September 30, 2021, was primarily attributable to higher interest rates, partially offset by tighter credit spreads.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MORTGAGE LOANS
ACL on Mortgage Loans
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. The Company utilizes a third-party forecasting model to estimate lifetime expected credit losses at a loan level under multiple economic scenarios. The scenarios use macroeconomic data provided by an internationally recognized economics firm that generates forecasts of varying economic factors such as GDP growth, unemployment and interest rates. The economic scenarios are projected over 10 years. The first two to four years of the 10-year period assume a specific modeled economic scenario (including moderate upside, moderate recession and severe recession scenarios) and then revert to historical long-term assumptions over the remaining period. Using these economic scenarios, the forecasting model projects property-specific operating income and capitalization rates used to estimate the value of a future operating income stream. The operating income and the property valuations derived from capitalization rates are compared to loan payment and principal amounts to create debt service coverage ratios ("DSCRs") and loan-to-value ratios ("LTVs") over the forecast period. The model overlays historical data about mortgage loan performance based on DSCRs and LTVs and projects the probability of default, amount of loss given a default and resulting expected loss through maturity for each loan under each economic scenario. Economic scenarios are probability-weighted based on a statistical analysis of the forecasted economic factors and qualitative analysis. The Company records the change in the ACL on mortgage loans based on the weighted-average expected credit losses across the selected economic scenarios.
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of September 30, 2021, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of September 30, 2021 or December 31, 2020. For the three and nine months ended September 30, 2021 and 2020, respectively, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

ACL on Mortgage Loans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ACL as of beginning of period	$24	$43	$38	$—
Cumulative effect of accounting changes [1]				19
Adjusted beginning ACL	24	43	38	19
Current period provision (release)	2	(5)	(12)	19
ACL as of September 30,	$26	$38	$26	$38
[1]Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information, see the Financial Instruments - Credit Losses section within Note 1 - Basis of Presentation and Significant Accounting Policies, included in The Hartford's 2020 Form 10-K Annual Report.
The increase in the allowance for the three months ended September 30, 2021, is driven by net additions of new loans. The decrease in the allowance for the nine months ended September 30, 2021, is the result of improved economic scenarios, including improved GDP growth and unemployment, and higher property valuations as compared to the prior periods, partially offset by an increase driven by net additions of new loans. We continue to monitor the impact on our mortgage loan portfolio from borrower behavior in response to the economic stress. Borrowers with lower LTVs have an incentive to continue to make payments of principal and/or interest in order to preserve the equity they have in the underlying commercial real estate properties. During the first nine months of 2020, the Company increased the estimate of the ACL in response to significant economic stress experienced as a result of the COVID-19 pandemic.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of September 30, 2021, while the weighted-average LTV ratio at origination of these loans was 60%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans LTV & DSCR by Origination Year as of September 30, 2021
	2021		2020		2019		2018		2017		2016 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$3	2.25x	$51	2.63x	$91	1.37x	$111	1.04x	$45	1.75x	$125	1.52x	$426	1.52x
Less than 65%	1,020	2.86x	654	2.76x	772	2.71x	485	2.21x	419	1.88x	1,356	2.46x	4,706	2.55x
Total mortgage loans	$1,023	2.86x	$705	2.75x	$863	2.57x	$596	1.99x	$464	1.87x	$1,481	2.38x	$5,132	2.47x
[1]Amortized cost of mortgage loans excludes ACL of $26.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2020
	2020		2019		2018		2017		2016		2015 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$28	1.62x	$243	1.58x	$212	1.33x	$45	2.02x	$51	1.92x	$115	1.74x	$694	1.59x
Less than 65%	659	2.56x	676	2.85x	410	2.25x	446	1.89x	235	2.99x	1,411	3.01x	3,837	2.69x
Total mortgage loans	$687	2.52x	$919	2.51x	$622	1.94x	$491	1.90x	$286	2.80x	$1,526	2.92x	$4,531	2.52x
[1]Amortized cost of mortgage loans excludes ACL of $38.

Mortgage Loans by Region
	September 30, 2021		December 31, 2020
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$294	5.7%	$290	6.4%
Middle Atlantic	304	5.9%	291	6.4%
Mountain	418	8.1%	254	5.6%
New England	394	7.7%	397	8.8%
Pacific	1,216	23.7%	1,001	22.1%
South Atlantic	1,407	27.4%	1,038	22.9%
West North Central	44	0.9%	44	1.0%
West South Central	388	7.6%	433	9.5%
Other [1]	667	13.0%	783	17.3%
Total mortgage loans	5,132	100.0%	4,531	100.0%
ACL	(26)		(38)
Total mortgage loans, net of ACL	$5,106		$4,493
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2021		December 31, 2020
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$1,804	35.2%	$1,339	29.5%
Multifamily	1,695	33.0%	1,498	33.1%
Office	650	12.7%	774	17.1%
Retail [1]	916	17.8%	788	17.4%
Single Family	27	0.5%	92	2.0%
Other	40	0.8%	40	0.9%
Total mortgage loans	5,132	100.0%	4,531	100.0%
ACL	(26)		(38)
Total mortgage loans, net of ACL	$5,106		$4,493
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of September 30, 2021 and December 31, 2020, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of September 30, 2021, under this program, the Company serviced mortgage loans with a total outstanding

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
principal of $7.9 billion, of which $3.9 billion was serviced on behalf of third parties and $4.0 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2020, the Company serviced mortgage loans with a total outstanding principal balance of $6.9 billion, of which $3.7 billion was serviced on behalf of third parties and $3.2 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of September 30, 2021 and December 31, 2020, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of September 30, 2021 and December 31, 2020, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2021 and December 31, 2020 was limited to the total carrying value of $1.7 billion and $1.3 billion, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the Company has outstanding commitments totaling $1.2 billion and $768 million, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of
Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K Annual Report.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLOs, CMBS, and RMBS and are reported in fixed maturities, AFS, and other investments. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs, and, where applicable, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
SECURITIES LENDING, REVERSE REPURCHASE AGREEMENTS, OTHER COLLATERAL TRANSACTIONS AND RESTRICTED INVESTMENTS
Securities Lending
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s Condensed Consolidated Balance Sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements are continuous and do not have stated maturity dates and provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Condensed Consolidated Balance Sheets. Income associated with securities lending transactions is reported as a component of net investment income in the Company’s Condensed Consolidated Statements of Operations. While the Company had securities on loan as part of a securities lending program during 2020, as of September 30, 2021 and December 31,

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2020, the Company did not have any securities on loan as part of a securities lending program.
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of September 30, 2021 and December 31, 2020, the Company reported $23 and $30, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of September 30, 2021 and December 31, 2020, the Company pledged collateral of $9 and $34, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement. Amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 6 - Derivatives of Notes to Condensed Consolidated Financial Statements.
Other Restricted Investments
The Company is required by law to deposit securities with
government agencies in certain states in which it conducts business. As of September 30, 2021 and December 31, 2020, the fair value of securities on deposit was $2.5 billion and $2.6 billion, respectively.
In addition, as of September 30, 2021, the Company held fixed maturities of $682 and short-term investments of $2 in trust for the benefit of syndicate policyholders, held fixed maturities of $170 in a Lloyd's of London ("Lloyd's") trust account to provide a portion of the required capital, and maintained other investments of $62 primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries. As of December 31, 2020, the Company held fixed maturities of $661 and short-term investments of $26 in trust for the benefit of syndicate policyholders, held fixed maturities of $175 in a Lloyd's trust account to provide a portion of the required capital, and maintained other investments of $54 primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries. Lloyd's is an insurance market-place operating worldwide. Lloyd's does not underwrite risks. The Company accepts risks as the sole member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate").
Equity Method Investments
On June 30, 2021, Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (collectively referred to as "Talcott Resolution"), was sold and, as a result, the Company sold its retained 9.7% interest. The Company received a total $217 in connection with the sale of its 9.7% ownership interest, resulting in a realized gain on sale of $46 before tax for the nine months ended September 30, 2021.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of September 30, 2021 and December 31, 2020, the notional amount of interest rate swaps in offsetting relationships was $7.2 billion and $7.6 billion, respectively.
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

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2021	Dec. 31, 2020	Sep 30, 2021	Dec. 31, 2020	Sep 30, 2021	Dec. 31, 2020	Sep 30, 2021	Dec. 31, 2020
Cash flow hedges
Interest rate swaps	$2,340	$2,340	$—	$—	$—	$—	$—	$—
Foreign currency swaps	326	286	2	(13)	7	3	(5)	(16)
Total cash flow hedges	2,666	2,626	2	(13)	7	3	(5)	(16)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	7,991	8,335	(45)	(69)	3	4	(48)	(73)
Foreign exchange contracts
Foreign currency swaps and forwards	465	269	1	—	1	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	16	6	(1)	—	—	—	(1)	—
Credit derivatives that assume credit risk [1]	75	675	7	21	7	21	—	—
Credit derivatives in offsetting positions	212	218	—	—	3	5	(3)	(5)
Total non-qualifying strategies	8,759	9,503	(38)	(48)	14	30	(52)	(78)
Total cash flow hedges and non-qualifying strategies	$11,425	$12,129	$(36)	$(61)	$21	$33	$(57)	$(94)
Balance Sheet Location
Fixed maturities, available-for-sale	$318	$269	$—	$—	$—	$—	$—	$—
Other investments	1,367	9,585	2	23	5	25	(3)	(2)
Other liabilities	9,740	2,275	(38)	(84)	16	8	(54)	(92)
Total derivatives	$11,425	$12,129	$(36)	$(61)	$21	$33	$(57)	$(94)
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

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of September 30, 2021
Other investments	$21	$18	$2	$1	$3	$—
Other liabilities	$(57)	$(7)	$(38)	$(12)	$(48)	$(2)
As of December 31, 2020
Other investments	$33	$31	$23	$(21)	$1	$1
Other liabilities	$(94)	$(6)	$(84)	$(4)	$(83)	$(5)
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

Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate swaps	$2	$—	$8	$36
Foreign currency swaps	8	(12)	19	12
Total	$10	$(12)	$27	$48

Gain (Loss) Reclassified from AOCI into Income for the Three Months Ended
	September 30, 2021			September 30, 2020
	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$—	$11	$(3)	$—	$9	$(2)
Foreign currency swaps	—	1	—	1	1	—
Total	$—	$12	$(3)	$1	$10	$(2)

Total amounts presented on the Condensed Consolidated Statement of Operations	$70	$650	$58	$6	$492	$58

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gain (Loss) Reclassified from AOCI into Income for the Nine Months Ended
	September 30, 2021			September 30, 2020
	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$—	$31	$(8)	$—	$19	$(4)
Foreign currency swaps	—	3	—	1	3	—
Total	$—	$34	$(8)	$1	$22	$(4)

Total amounts presented on the Condensed Consolidated Statement of Operations	$297	$1,740	$172	$(116)	$1,290	$179
As of September 30, 2021, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $31. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income and interest expense over the term of the investment cash flows.
During the three and nine months ended September 30, 2021 and 2020, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
NON-QUALIFYING STRATEGIES
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign exchange contracts
Foreign currency swaps and forwards	$1	$—	$1	$3
Interest rate contracts
Interest rate swaps, swaptions, and futures	9	—	9	21
Credit contracts
Credit derivatives that purchase credit protection	—	(1)	—	3
Credit derivatives that assume credit risk	—	(1)	6	(5)
Equity contracts
Equity index swaps and options	—	—	—	75
Total	$10	$(2)	$16	$97

|

Table of Contents	Note 6 - Derivatives
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

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of September 30, 2021
Basket credit default swaps [4]
Below investment grade risk exposure	$75	$7	5 years	Corporate Credit	B+	$—	$—
Investment grade risk exposure	100	1	7 years	CMBS Credit	AAA	100	(1)
Below investment grade risk exposure	6	(3)	Less than 1 year	CMBS Credit	CCC+	6	3
Total	$181	$5				$106	$2
As of December 31, 2020
Single name credit default swaps
Investment grade risk exposure	$175	$9	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	500	12	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	100	1	8 years	CMBS Credit	AAA	100	(1)
Below investment grade risk exposure	9	(4)	Less than 1 year	CMBS Credit	CCC+	9	4
Total	$784	$18				$109	$3
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
.
DERIVATIVE COLLATERAL ARRANGEMENTS
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2021 and December 31, 2020, the Company has pledged cash collateral associated with derivative instruments of $2 and $0, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of September 30,
2021 and December 31, 2020, the Company pledged securities collateral associated with derivative instruments with a fair value of $54 and $90, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of September 30, 2021 and December 31, 2020, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $119 and $83, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2021 and December 31, 2020, the Company accepted cash collateral associated with derivative instruments of $12 and $24, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of September 30, 2021 and December 31, 2020, with a fair value of $3 and $1, respectively, which the Company has the right to sell or repledge. As of September 30, 2021 and December 31, 2020, the Company had no repledged securities and no securities held as collateral have been sold. Non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of September 30, 2021	As of December 31, 2020
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$4,200	$3,851
Receivables for loss sensitive business, by credit quality:
AAA	—	—
AA	137	142
A	57	62
BBB	161	185
BB	103	115
Below BB	64	65
Total receivables for loss sensitive business	522	569

Total Premiums Receivable and Agents' Balances, Gross	4,722	4,420
ACL	(124)	(152)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,598	$4,268
ACL on Premiums Receivable and Agents' Balances
Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods. The Company had an immaterial amount of receivables with a due date of more than one year that are past-due.
Premiums receivable and agents' balances, excluding receivables for loss sensitive business, are primarily comprised of premiums due from policyholders, which are typically collectible within one year or less. For these balances, the ACL is estimated based on an aging of receivables and recent historical credit loss and collection experience, adjusted for current economic conditions and reasonable and supportable forecasts, when appropriate.
A portion of the Company's Commercial Lines business is written with large deductibles or under retrospectively-rated plans (referred to as "loss sensitive business"). Under some commercial insurance contracts with a large deductible, the Company is obligated to pay the claimant the full amount of the claim and the Company is subsequently reimbursed by the policyholder for the deductible amount. As such, the Company is subject to credit risk until reimbursement is made. Retrospectively-rated policies are utilized primarily for workers' compensation coverage, whereby the ultimate premium is adjusted based on actual losses incurred. Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements, and oversight.
The ACL for receivables for loss sensitive business is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default and the amount of loss given a default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other credit enhancement, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The loss given default factors are based on a study of historical recovery rates for general creditors through multiple economic cycles. The Company's evaluation of the required ACL for receivables for loss sensitive business considers the current economic environment as well as the probability-weighted macroeconomic scenarios similar to the approach used for estimating the ACL for mortgage loans. See Note 5 - Investments.
During the three and nine months ended September 30, 2021, the ACL on premiums receivable decreased as the provision required on premiums written in the quarter was more than offset by write-offs and a reduction in the provision reflecting lessening expected impacts of COVID-19 relative to prior assumptions in certain lines of business. The three months ended September 30, 2020 reflected a decrease in the ACL primarily due to modest economic scenario improvement related to COVID-19, and for the nine months ended September 30, 2020, an increase in the ACL due to the increasing impacts of COVID-19.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	September 30, 2021			September 30, 2020
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$97	$37	$134	$139	$44	$183
Current period provision (release)	1	—	1	2	—	2
Current period write-offs	(13)	—	(13)	(12)	—	(12)
Current period recoveries	2	—	2	1	—	1
Ending ACL	$87	$37	$124	$130	$44	$174

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Nine Months Ended
	September 30, 2021			September 30, 2020
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$117	$35	$152	$85	$60	$145
Cumulative effect of accounting change [1]				(2)	(21)	(23)
Adjusted beginning ACL	117	35	152	83	39	122
Current period provision (release)	6	2	8	78	5	83
Current period write-offs	(43)	—	(43)	(35)	—	(35)
Current period recoveries	7	—	7	4	—	4
Ending ACL	$87	$37	$124	$130	$44	$174
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

Reinsurance Recoverables by Credit Quality Indicator
	As of September 30, 2021				As of December 31, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$1,728	$—	$—	$1,728	$1,598	$—	$—	$1,598
A+	1,876	236	279	2,391	1,788	230	305	2,323
A	696	—	—	696	638	—	—	638
A-	29	9	—	38	37	9	—	46
B++	644	—	3	647	666	—	3	669
Below B++	21	1	—	22	21	1	—	22
Total Rated by A.M. Best	4,994	246	282	5,522	4,748	240	308	5,296
Mandatory (Assigned) and Voluntary Risk Pools	251	—	—	251	259	—	—	259
Captives	311	—	—	311	305	—	—	305
Other not rated companies	255	7	—	262	254	5	—	259
Gross Reinsurance Recoverables	5,811	253	282	6,346	5,566	245	308	6,119
Allowance for uncollectible reinsurance	(96)	(1)	(2)	(99)	(105)	(1)	(2)	(108)
Net Reinsurance Recoverables	$5,715	$252	$280	$6,247	$5,461	$244	$306	$6,011
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
The Company's evaluation of the required ACL for reinsurance recoverables considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 5 - Investments. Insurance companies, including reinsurers, are regulated and hold risk-based capital ("RBC") to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance recoverables. As a result, there is limited history of losses from insurer defaults. The decrease in the ACL for the nine months ended September 30, 2021 was primarily due to higher than expected recovery from one reinsurer on which the Company had recognized an ACL. In the three and nine months ended September 30, 2021, there were no write-offs of reinsurance recoverables that would impact ACL.

Allowance for Uncollectible Reinsurance for the Three Months Ended
	September 30, 2021				September 30, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$96	$1	$2	$99	$108	$1	$2	$111
Beginning allowance for disputed amounts	56	—	—	56	57	—	—	$57
Beginning ACL	40	1	2	43	51	1	2	54
Current period provision (release)	1	—	—	1	1	—	—	1
Ending ACL	41	1	2	44	52	1	2	55
Ending allowance for disputed amounts	55	—	—	55	54	—	—	54
Ending allowance for uncollectible reinsurance	$96	$1	$2	$99	$106	$1	$2	$109

Allowance for Uncollectible Reinsurance for the Nine Months Ended
	September 30, 2021				September 30, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$105	$1	$2	$108	$114	$—	$—	$114
Beginning allowance for disputed amounts	53	—	—	53	66	—	—	$66
Beginning ACL	52	1	2	55	48	—	—	48
Cumulative effect of accounting change [1]					—	1	1	2
Adjusted beginning ACL	52	1	2	55	48	1	1	50
Current period provision (release)	(11)	—	—	(11)	3	—	1	4
Current period gross recoveries	—	—	—	—	1	—	—	1
Ending ACL	41	1	2	44	52	1	2	55
Ending allowance for disputed amounts	55	—	—	55	54	—	—	54
Ending allowance for uncollectible reinsurance	$96	$1	$2	$99	$106	$1	$2	$109
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2021	2020
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,622	$28,261
Reinsurance and other recoverables	5,725	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	23,897	22,986
Provision for unpaid losses and loss adjustment expenses
Current accident year	5,968	5,992
Prior accident year development [1]	170	(320)
Total provision for unpaid losses and loss adjustment expenses	6,138	5,672
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(73)	(97)
Payments
Current accident year	(1,549)	(1,447)
Prior accident years	(3,155)	(3,338)
Total payments	(4,704)	(4,785)
Net change in reserves transferred to liabilities held for sale	—	(43)
Foreign currency adjustment	1	(3)
Ending liabilities for unpaid losses and loss adjustment expenses, net	25,259	23,730
Reinsurance and other recoverables	5,931	5,421
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$31,190	$29,151
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable (Favorable) Prior Accident Year Development

	For the nine months ended September 30,
	2021	2020
Workers’ compensation	$(113)	$(72)
Workers’ compensation discount accretion	26	27
General liability	451	112
Marine	—	1
Package business	(66)	(24)
Commercial property	(24)	(6)
Professional liability	(7)	(16)
Bond	(26)	(10)
Assumed reinsurance	—	(7)
Automobile liability - Commercial Lines	9	27
Automobile liability - Personal Lines	(73)	(53)
Homeowners	2	3
Catastrophes	(98)	(413)
Uncollectible reinsurance	(10)	(8)
Other reserve re-estimates, net	26	22
Prior accident year development before change in deferred gain	97	(417)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	73	97
Total prior accident year development	$170	$(320)
[1]The change in deferred gain for the nine months ended September 30, 2021 and 2020 included $73 and $97, respectively, of adverse development on Navigators 2018 and prior accident year reserves, primarily driven by professional liability and wholesale construction within general liability in the 2021 period and marine, professional liability, general liability, assumed reinsurance and prior accident year catastrophes in the 2020 period.
Re-estimates of prior accident year reserves for the nine months ended September 30, 2021
Workers’ compensation reserves were decreased within small commercial and middle & large commercial for the 2013 through 2018 accident years driven by lower than previously estimated claim severity.
General liability reserves were increased including an increase for sexual molestation and sexual abuse claims above the amount of reserves previously recorded for this exposure, primarily to reflect an increase in reserves for claims made against the Boy Scouts of America ("BSA") as discussed further below, partially offset by reserve decreases for other mass torts and extra contractual liability claims. In addition, the Company recognized reserve increases on Navigators’ wholesale construction business for 2018 and prior accident years included in the change in deferred gain on retroactive reinsurance in the above table.
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
Automobile liability reserves were decreased in Personal Lines principally due to lower estimated severity on AARP Direct and Agency claims, primarily within accident years 2017 to 2020, and a reduction in estimated reserves for extra contractual liability claims.
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
Settlement Agreement with Boy Scouts of America
On September 14, 2021, the Company announced that it entered into a new agreement-in-principle with the BSA, related to sexual molestation and sexual abuse claims associated with liability policies issued by various Hartford writing companies in the 1970s and early 1980s, superseding its prior agreement of April 16, 2021, which now includes the BSA, its local councils and the representatives of a majority of the sexual abuse claimants. As part of the agreement-in-principle, The Hartford will pay $787, before tax, for claims associated with policies mostly issued in the 1970s. In exchange for The Hartford’s payment, the BSA and its local councils will fully release The Hartford from any obligation under policies The Hartford issued to the BSA and its local councils. In addition, the representatives for the claimants joining this agreement-in-principle will support a plan of reorganization which incorporates the settlement. The prior agreement of April 16, 2021 to settle these claims for $650 did not include the local councils or representatives of a majority of the claimants.
The agreement-in-principle was reached in connection with BSA’s Chapter 11 bankruptcy and will become a final settlement upon the occurrence of certain conditions, including execution of a definitive settlement agreement, confirmation of the BSA’s global resolution plan, receipt of executed releases from the local councils, and approval from the bankruptcy court as part of BSA’s overall plan of reorganization. The parties to the agreement-in-principle expect to receive court approval of the settlement in early 2022. No assurance can be given that all the conditions precedent to the settlement will be satisfied or that bankruptcy court approval, if obtained, will not be delayed for various procedural reasons.
If the bankruptcy court ultimately does not approve BSA’s plan of reorganization including terms of the agreement-in-principle, it is possible that adverse outcomes, if any, could have a material adverse effect on the Company’s consolidated operating results.
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 will result in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. As of September 30, 2021, the Company has incurred $860 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $640 of available limit remaining under the A&E ADC. As a result, the Company has recorded a $210 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $860 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings which may be significant.
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
As of September 30, 2021, the Company has recorded a reinsurance recoverable under the Navigators ADC of $282, as estimated cumulative loss development on the 2018 and prior accident year reserves of $382 exceed the $100 deductible. While the reinsurance recoverable is $282, the Company has also recorded a $191 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. Of the $191 of cumulative ceded losses in excess of ceded premium paid, $73 was recognized as a deferred gain in 2021 and $97 was recognized as a deferred gain in 2020. As the Company has ceded $282 of the $300 available limit, there is $18 of remaining limit available as of September 30, 2021.
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2021	2020
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,233	$8,256
Reinsurance recoverables [1]	237	246
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,996	8,010
Provision for unpaid losses and loss adjustment expenses
Current incurral year	3,753	3,339
Prior year's discount accretion	155	160
Prior incurral year development [2]	(382)	(362)
Total provision for unpaid losses and loss adjustment expenses [3]	3,526	3,137
Payments
Current incurral year	(1,776)	(1,553)
Prior incurral years	(1,804)	(1,681)
Total payments	(3,580)	(3,234)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,942	7,913
Reinsurance recoverables	246	242
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,188	$8,155
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
[3]Includes unallocated loss adjustment expenses ("ULAE") of $131 and $133 for the nine months ended September 30, 2021 and 2020, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

|

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2021
Group disability- Prior period reserve estimates decreased by approximately $320 largely driven by group long-term disability claim incidence lower than prior assumptions together with strong recoveries on prior incurral year claims, and a New York Paid Family Leave refund.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $50 largely driven by lower-than-previously expected claim incidence in both Group Life Premium Waiver and Group Accidental Death & Dismemberment.
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
10. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
	For the nine months ended September 30,
	2021	2020
Beginning liability balance	$638	$635
Incurred	45	74
Paid	(74)	(67)
Change in unrealized investment gains and losses	(7)	8
Ending liability balance	$602	$650
Ending reinsurance recoverable asset	$22	$29
[1]Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities which are in the Corporate category.
11. DEBT
Senior Notes
On September 21, 2021, The Hartford issued $600 of 2.9% senior notes (“2.9% Notes”) due September 15, 2051 for net proceeds of approximately $588, after deducting underwriting discounts and expenses from the offering. Interest is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2022. The Hartford, at its option, can redeem the 2.9% Notes at any time, in whole or part, at a redemption price equal to the greater of 100% of the principal amount being redeemed or a make-whole amount based on a comparable maturity US Treasury plus 20 basis points, plus any accrued and unpaid interest, except the 2.9% Notes may be redeemed at par within six months of maturity.
Revolving Credit Facility
In 2018, The Hartford entered into a $750 senior unsecured five-year revolving credit facility (the "Credit Facility"). As of September 30, 2021, no borrowings were outstanding, no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants.
On October 27, 2021, The Hartford amended and restated the Credit Facility (as amended, the “2021 Credit Facility”) which, among other changes, extends the term of the facility through October 27, 2026, includes provisions for determining LIBOR successor rates, and resets the level of The Hartford’s minimum consolidated net worth financial covenant to $11.25 billion, excluding AOCI. The 2021 Credit Facility provides up to $750 of

|

Table of Contents	Note 11 - Debt
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unsecured credit, including $100 available to support letters of credit. Under the 2021 Credit Facility:
•Revolving loans may be in multiple currencies.
•U.S. dollar loans will bear interest at a floating rate equivalent to an indexed rate that varies depending on the type of borrowing plus a basis point spread based on The Hartford's credit rating and will mature no later than October 27, 2026.
•Letters of credit bear a fee based on The Hartford's credit rating and expire no later than October 27, 2027.
The 2021 Credit Facility limits the ratio of senior debt to capitalization, excluding AOCI, at 35% and includes other customary covenants. The 2021 Credit Facility is for general corporate purposes.
For further information regarding the Credit Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K Annual Report.
12. INCOME TAXES
INCOME TAX EXPENSE

Income Tax Rate Reconciliation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tax provision at U.S. federal statutory rate	$122	$111	$419	$308
Tax-exempt interest	(10)	(12)	(31)	(36)
Increase in deferred tax valuation allowance	(1)	6	6	19
Sale of business	—	(8)	(5)	(8)
Earnings on corporate owned life insurance	(5)	(6)	(16)	(3)
Carryback benefit	—	(5)	—	(5)
Tax credits	(8)	(4)	(9)	(4)
Tax law change	1	(6)	(6)	(6)
Other	2	(3)	2	3
Provision for income taxes	$101	$73	$360	$268

UNCERTAIN TAX POSITIONS

Rollforward of Unrecognized Tax Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$15	$14	$15	$14
Gross increases - tax positions in prior period	—	—	—	—
Gross decreases - tax positions in prior period	—	—	—	—
Gross increases - tax positions in current period	5	1	5	1
Lapse of statute of limitations	(5)	—	(5)	—
Balance, end of period	$15	$15	$15	$15
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release. The Company recognized $5 of its previously unrecognized tax benefits associated with dividends from segregated asset accounts of the life and annuity business sold in 2018. This liability was subject to a tax indemnification agreement and a corresponding receivable included in other assets has been taken down upon lapse of the statute of limitations.
OTHER TAX MATTERS
On June 10, 2021, the United Kingdom enacted Finance Bill 2021, which included an increase in the corporate tax rate from 19% to 25%, effective April 1, 2023. In the nine months ended September 30, 2021, the Company recorded a tax benefit of $6, which reflects the estimated benefit of the change in tax rate on the net deferred tax assets of its U.K. subsidiaries.
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
For the period ending September 30, 2020 the Company recorded a tax benefit of $11 related to the carryback of losses from the Navigators Group 2019 pre-acquisition tax return to recover taxes paid in prior years at the previous statutory tax rate of 35%, of which $5 related to the existing insurance company carryback provision and $6 was due to the non-insurance carryback provision of the CARES Act.
For the nine months ended September 30, 2021 and 2020, the Company recorded a tax benefit of $5 and $8 related to the excess tax basis over GAAP basis on the sale of the Continental Europe Operations. For discussion of this transaction, refer to Note 17 - Business Disposition.

|

Table of Contents	Note 12 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2021, the Company has foreign net operating losses of $23 for which a valuation allowance of $4 has been established. While the foreign net operating losses ("NOLs") do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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
The federal income tax audits for the Company have been completed through 2013, and the Company is not currently under federal income tax examination for any open years. The statute of limitations is closed through the 2017 tax year with the exception of NOL carryforwards utilized in open tax years. Management believes that adequate provision has been made in the Company's Condensed Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
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
COVID-19 Pandemic Business Income Insurance Coverage Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively the "Hartford Writing Companies”), and in some instances the Company itself, have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford Writing Companies for alleged losses resulting from the shutdown or suspension of their businesses due to the spread of COVID-19. More than 260 such lawsuits have been filed, of which more than 60 purport to be filed on behalf of broad nationwide or statewide classes of policyholders. These lawsuits have been filed in state and federal courts in roughly 34 states. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorneys' fees. Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.
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

|

Table of Contents	Note 13 - Commitments and Contingencies
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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation; some are in the earliest stages of litigation, many complaints are in the process of being amended, some have been dismissed voluntarily and may be refiled, while others have been dismissed through rulings in favor of the Hartford Writing Companies. Discovery is underway in certain single plaintiff cases and class actions. More than 40 policyholders have appealed dismissals in favor of the Hartford Writing Companies. While these appeals are at various stages of the process, no decisions have been issued at this time. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results.
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

|

Table of Contents	Note 13 - Commitments and Contingencies
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
For its Run-off A&E, as of September 30, 2021, the Company reported $621 of net asbestos reserves and $25 of net environmental reserves. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of September 30, 2021, the Company has incurred $860 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $640 of coverage available for future adverse net reserve development, if any. The Company has recorded a $210 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. For more information on the A&E ADC, refer to Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2020 Form 10-K Annual Report.
DERIVATIVE COMMITMENTS
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could, in certain instances, terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2021 was $52 for which the legal entities have posted collateral of $55 in the normal course of business. Based on derivative market values as of September 30, 2021, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

|

Table of Contents	Note 14 - Equity
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. EQUITY
EQUITY REPURCHASE PROGRAM
During the nine months ended September 30, 2021, the Company repurchased $1.2 billion (19 million shares) of common stock under the share repurchase program that is effective January 1, 2021 until December 31, 2022 as authorized by the Board of Directors in December 2020. The share repurchase program was initially authorized at $1.5 billion and, in April 2021, was increased to $2.5 billion. In October 2021, the Company announced an additional increase in the share repurchase authorization to $3.0 billion, which remains effective until December 31, 2022. During the period October 1, 2021 through October 27, 2021, the Company repurchased $108 (1.5 million shares) under this repurchase program. The timing of future repurchases will be dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
During the nine months ended September 30, 2020, The Company repurchased $150 (2.7 million shares) of common stock under the previous share repurchase program that expired December 31, 2020.
15. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2021
	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,204	$(2)	$12	$46	$(1,690)	$570
OCI before reclassifications	(231)	—	8	(4)	1	(226)
Amounts reclassified from AOCI	(43)	—	(7)	—	13	(37)
OCI, net of tax	(274)	—	1	(4)	14	(263)
Ending balance	$1,930	$(2)	$13	$42	$(1,676)	$307

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2021
	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,834	$(2)	$12	$43	$(1,717)	$1,170
OCI before reclassifications	(816)	—	22	(1)	(1)	(796)
Amounts reclassified from AOCI	(88)	—	(21)	—	42	(67)
OCI, net of tax	(904)	—	1	(1)	41	(863)
Ending balance	$1,930	$(2)	$13	$42	$(1,676)	$307

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss), Net of Tax
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$55	$112	Net realized gains (losses)
	55	112	Total before tax
	12	24	Income tax expense
	$43	$88	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$11	$31	Net investment income
Interest rate swaps	(3)	(8)	Interest expense
Foreign currency swaps	1	3	Net investment income
	9	26	Total before tax
	2	5	Income tax expense
	$7	$21	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(19)	(58)	Insurance operating costs and other expenses
	(17)	(53)	Total before tax
	(4)	(11)	Income tax expense
	$(13)	$(42)	Net income
Total amounts reclassified from AOCI	$37	$67	Net income

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2020
	Changes in
	Net Unrealized Gain on Fixed Maturities	Net Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,055	$(2)	$48	$27	$(1,649)	$479
OCI before reclassifications	388	—	(10)	6	—	384
Amounts reclassified from AOCI	(12)	—	(7)	—	12	(7)
OCI, net of tax	376	—	(17)	6	12	377
Ending balance	$2,431	$(2)	$31	$33	$(1,637)	$856

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2020
	Changes in
	Net Unrealized Gain on Fixed Maturities	Net Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,684	$(3)	$9	$34	$(1,672)	$52
OCI before reclassifications	842	1	37	(1)	(1)	878
Amounts reclassified from AOCI	(95)	—	(15)	—	36	(74)
OCI, net of tax	747	1	22	(1)	35	804
Ending balance	$2,431	$(2)	$31	$33	$(1,637)	$856

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss), Net of Tax
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$15	$120	Net realized gains (losses)
	15	120	Total before tax
	3	25	Income tax expense
	$12	$95	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$9	$19	Net investment income
Interest rate swaps	(2)	(4)	Interest expense
Foreign currency swaps	1	3	Net investment income
Foreign currency swaps	1	1	Net realized gains (losses)
	9	19	Total before tax
	2	4	Income tax expense
	$7	$15	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	(50)	Insurance operating costs and other expenses
	(15)	(45)	Total before tax
	(3)	(9)	Income tax expense
	$(12)	$(36)	Net income
Total amounts reclassified from AOCI	$7	$74	Net income
16. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 19 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2020 Annual Report on Form 10-K. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the condensed consolidated statement of operations.
Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate making a contribution to the plan in 2021.

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1	$1	$3	$3	$—	$—	$—	$—
Interest cost	24	31	71	95	—	1	2	4
Expected return on plan assets	(51)	(53)	(153)	(161)	—	—	(2)	(2)
Amortization of prior service credit	—	—	—	—	(2)	(2)	(5)	(5)
Amortization of actuarial loss	17	15	52	45	2	2	6	5
Net periodic cost (benefit)	$(9)	$(6)	$(27)	$(18)	$—	$1	$1	$2

|

Table of Contents	Note 16 - Business Disposition
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
17. BUSINESS DISPOSITION
Sale of Continental Europe Operations
On September 30, 2020, the Company entered into a definitive agreement to sell its Continental Europe Operations consisting of multiple arrangements designed as a single transaction. The Continental Europe Operations are included in the Commercial Lines reporting segment. Revenues and earnings are not material to the Company's consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. The pending sale resulted in an estimated loss on the sale of approximately $68, before tax, including $20, before tax, in the nine months ended September 30, 2021, which was recorded within net realized gains (losses). The accrual for the estimated before tax loss is included as a reduction of the carrying value of assets held for sale in the Company's Condensed Consolidated Balance Sheets as of September 30, 2021. The transaction is expected to close in the fourth quarter of 2021, subject to customary closing conditions, including regulatory approvals.
Carrying Value of Assets and Liabilities to be Transferred in Connection With the Sale [1]

	As of September 30, 2021	As of December 31, 2020
Assets
Investments and cash	$153	$142
Reinsurance recoverables and other	14	35
Total assets held for sale	167	177
Liabilities
Unpaid losses and loss adjustment expenses	82	84
Unearned premiums	19	31
Other liabilities	50	43
Total liabilities held for sale	$151	$158
[1]As of September 30, 2021 and December 31, 2020, the estimated fair value of the disposal group was $12 and $14, respectively, based on the estimated consideration to be received less cost to sell. Within the disposal group, as of September 30, 2021 and December 31, 2020, investments in fixed maturities and short-term investments, which are measured at fair value on a recurring basis, had a fair value of $79 and $84, respectively, of which $2 and $1, respectively, was based on quoted prices in active markets for identical assets and $77 and $83, respectively, was based on significant observable inputs.The remaining fair value less costs to sell for the disposal group as of September 30, 2021 and December 31, 2020 was ($67) and ($70), respectively, which is measured on a nonrecurring basis using significant unobservable inputs. See Note 4—Fair Value Measurements for more information.
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Condensed Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the September 30, 2021 Condensed Consolidated Balance Sheet. In the nine months ended September 30, 2021, the severance benefits accrual was reduced $24 due to more recent experience of higher than expected voluntary attrition. Subsequent to September 30, 2021, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications, professional fees and other expenses. Total restructuring and other costs are expected to be approximately $133, before tax, and are being recognized in Corporate for segment reporting. The estimated restructuring and other costs for future periods do not include all costs associated with the real estate consolidation plan as those plans are still being finalized.

|

Table of Contents	Note 18 - Restructuring and Other Costs
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended September 30,		Incurred in the Nine Months Ended September 30,		Cumulative Incurred Through September 30, 2021	Total Amount Expected to be Incurred
	2021	2020	2021	2020
Severance benefits	$(15)	$78	$(24)	$78	$49	$49
IT costs	2	—	6	—	8	24
Professional fees and other expenses	1	9	17	9	46	60
Total restructuring and other costs, before tax	$(12)	$87	$(1)	$87	$103	$133

Accrued Restructuring and Other Costs
	Nine Months Ended September 30, 2021
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$54	$—	$—	$54
Incurred	(24)	6	17	(1)
Payments	(10)	(6)	(17)	(33)
Balance, end of period	$20	$—	$—	$20

Accrued Restructuring and Other Costs
	Nine Months Ended September 30, 2020
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$—	$—	$—	$—
Incurred	78	—	9	87
Payments	(3)	—	(9)	(12)
Balance, end of period	$75	$—	$—	$75

|

Table of Contents	Index to MD&A
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
On September 30, 2020, the Company entered into a definitive agreement to sell all of the issued and outstanding equity of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. (“BDM”) and Assurances Contintales Contintale Verzekeringen N.V. (“ASCO”), (collectively referred to as "Continental Europe Operations"). For discussion of this transaction, see Note 17 - Business Disposition of Notes to Condensed Consolidated Financial Statements.
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
Core Earnings- The Hartford uses the non-GAAP measure core earnings as an important measure of the Company’s operating performance. The Hartford believes that core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain items. Therefore, the following items are excluded from core earnings:
•Certain realized gains and losses - Some realized gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$482	$459	$1,636	$1,200
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	476	453	1,620	1,184
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses (gains) excluded from core earnings, before tax	(68)	(6)	(293)	119
Restructuring and other costs, before tax	(12)	87	(1)	87
Integration and other non-recurring M&A costs, before tax	8	14	53	40
Change in deferred gain on retroactive reinsurance, before tax	28	14	73	97
Income tax expense (benefit) [1]	10	(35)	29	(77)
Core earnings	$442	$527	$1,481	$1,450
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial Lines
Net income	$357	$323	$1,055	$378
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(2)	(1)	(11)	(2)
Net investment income	(421)	(316)	(1,130)	(797)
Net realized losses (gains)	(51)	26	(142)	105
Other expense	5	8	15	25
Income tax expense	82	52	228	71
Underwriting gain (loss)	$(30)	$92	$15	$(220)
Personal Lines
Net income	$51	$79	$304	$548
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(6)	(5)	(15)	(10)
Net investment income	(44)	(41)	(119)	(110)
Net realized losses	(4)	(3)	(17)	12
Other income	1	2	1	1
Income tax expense	12	20	76	142
Underwriting gain	$10	$52	$230	$583
P&C Other Ops
Net income	$22	$2	$26	$12
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(22)	(14)	(58)	(40)
Net realized losses	(2)	(2)	(7)	3
Income tax expense	5	1	5	2
Underwriting gain (loss)	$3	$(13)	$(34)	$(23)
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
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries. In addition, up until June 30, 2021, Corporate included a 9.7% ownership interest in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (Hopmeadow Holdings, LP, Talcott Resolution Life Inc., and its subsidiaries are collectively referred to as "Talcott Resolution"). The sale of Talcott Resolution was completed on June 30, 2021. The Company received a total of $217 in connection with the sale of its 9.7% ownership interest, resulting in a realized gain of $46 before tax for the nine months ended September 30, 2021.
The Company derives its revenues principally from: (a) premiums earned for insurance coverage provided to insureds; (b) management fees on mutual fund and ETP assets; (c) net investment income; (d) fees earned for services provided to third parties; and (e) net realized gains and losses. Premiums charged for insurance coverage are earned principally on a pro rata basis over the terms of the related policies in-force.
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
IMPACT OF COVID-19 ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY
Impact to written and earned premiums
Despite the rollout of vaccines and states largely lifting restrictions allowing business to re-open, the COVID-19 pandemic continues to pose a threat to the economic recovery of the U.S. and other countries in which we operate. As one of the largest providers of small business insurance in the U.S., we were negatively affected by economic effects of the pandemic on small businesses beginning in March of 2020. An improvement in economic conditions in the three and nine months ended September 30, 2021 has contributed to an increase of 14% and 10% respectively, in our small commercial written premiums. Our middle & large commercial business was also negatively affected by COVID-19 and written premium in that line has rebounded with an increase of 18% and 11%, respectively, in the three and nine month period. Overall, Commercial Lines written premium increased $333, or 15%, and $757, or 11%, respectively, in the three and nine months ended September 30, 2021 with growth in workers' compensation, small commercial package business, general liability, U.S. wholesale, U.S. financial lines and global reinsurance.
Personal Lines written premium declined 2% and 1%, respectively, for the three and nine months ended September 30, 2021 due to the effect of non-renewed premium exceeding new business, partially offset in the nine month period by the effect of premium credits given in the second quarter of 2020.
In Group Benefits, fully insured ongoing premium increased 4% and 3%, respectively, in the three and nine months ended September 30, 2021, primarily due to higher in-force employer group disability premiums and higher supplemental health product premiums.
Impact to direct benefits, losses and loss adjustment expenses from COVID-19 claims
Total direct COVID-19 and excess mortality claims were higher in the first nine months of 2021 compared to the comparable period in 2020 largely due to an increase in excess mortality claims in our group life business given the high level of deaths in the first nine months of 2021, partially offset by commercial property COVID-19 losses incurred in the second quarter of 2020.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Excess mortality claims on group life	$212	$42	$422	$87
COVID-19 short-term disability claims [1]	16	(14)	23	(14)
Workers' compensation COVID-19 claims	—	17	20	52
Global specialty financial lines and other	3	20	10	57
Commercial property	—	—	—	141
Total direct COVID-19 and excess mortality claims	$231	$65	$475	$323
[1]The nine months ended September 30, 2020 included both short-term disability and New York paid family leave claims related to COVID-19. For the three and nine months ended September 30, 2020, lower incurred losses due to fewer elective procedures during the early stages of the pandemic more than offset direct COVID-19 incurred losses.
Excess mortality in the group life business includes both claims where COVID-19 is specifically listed as the cause of death and indirect impacts of the pandemic such as causes of death due to patients deferring regular treatments of chronic conditions. The incidence of excess mortality claims is subject to significant uncertainty as it is dependent on a number of factors difficult to predict including, among others, the ultimate vaccination rate of the population, the effectiveness of the vaccines, how long the Delta variant surge will last, the potential spread of new COVID-19 variants, the percentage of those infected who are of working age and the strain on the health care system preventing timely treatment of chronic illnesses.
Within P&C, direct COVID-19 incurred losses in the nine months ended September 30, 2021 were predominantly on workers' compensation claims incurred in the first quarter. We incur COVID-19 workers’ compensation losses when it is determined that workers were exposed to COVID-19 out of and in the course of their employment and in other cases where states have passed laws providing for the presumption of coverage for certain industry classes, including health care and other essential workers.
Apart from COVID-19 workers' compensation claims, net of favorable frequency, and incurred losses within financial lines, P&C COVID-19 incurred losses in the nine months ended September 30, 2020 primarily included $141 for property claims. There were no COVID-19 P&C property losses incurred in the three or nine months ended September 30, 2021. Nearly all of our property insurance policies require direct physical loss or damage to property and contain standard exclusions that we believe preclude coverage for COVID-19 related claims, and the vast majority of such policies contain exclusions for virus-related losses.
Other impacts from COVID-19
In Personal Lines automobile, miles driven and average claim severity have begun to increase again as we emerge from the pandemic which has increased automobile loss costs in 2021. In addition, as the effects of favorable claim frequency from lower miles driven during the pandemic are factored into rates, we expect lower earned pricing increases resulting in a higher

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
expected automobile loss ratio in 2021 than in 2020. Refer to Personal Lines Results of Operations for discussion of pricing and loss cost trends for the three and nine months ended September 30, 2021.
As we emerge from the pandemic, inflationary pressures in the economy have resulted in increased claim severity in 2021 in automobile and property lines of business in both Commercial Lines and Personal Lines. As expectations of inflationary pressures have increased, interest rates have risen in 2021 and higher interest rates reduce the fair value of our investments in fixed maturity securities, AFS.
Aided by some improvement in the economy and the effect of the government’s economic stimulus payments to our customers, in the three and nine months ended September 30, 2021, we recorded decreases of $10 and $28, respectively, in the ACL on premiums receivable, reflecting a lower expectation of credit losses, though there remains an elevated risk of uncollectible premiums receivable relative to historical trends if economic conditions do not improve further.
As we emerge from the pandemic, we expect travel costs and certain employee benefits costs will increase relative to the lower level of those costs we incurred when shelter-in-place orders were in effect.
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
To achieve those expected savings, we expect to incur approximately $395 over the course of the program, with $203 expensed cumulatively through September 30, 2021, and expected expenses of $15 over the last three months of 2021, $68 in 2022 and $110 after 2022, with the expenses after 2022 consisting mostly of amortization of internal use software, non-capitalized IT costs and capitalized real estate costs. Included in the estimated costs of $395, we expect to incur restructuring costs of approximately $133, including $49 of employee severance, and approximately $84 of other costs, including consulting expenses, lease termination expenses and the cost to retire certain IT applications. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings relative to 2019 realized in the nine months ended September 30, 2021 and expected annual costs and expense savings relative to 2019 for the full year in 2021 and 2022:

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Hartford Next Costs and Expense Savings
	Nine months ended September 30, 2021	Estimate for 2021	Estimate for 2022
Employee severance	$(24)	$(24)	$—
IT costs to retire applications	6	9	12
Professional fees and other expenses	17	20	10
Estimated restructuring costs	(1)	5	22

Non-capitalized IT costs	38	41	24
Other costs	13	18	16
Amortization of capitalized IT development costs [1]	—	—	5
Amortization of capitalized real estate [2]	—	—	1
Estimated costs within core earnings	51	59	46
Total Hartford Next program costs	$50	$64	$68

Cumulative savings for the period relative to 2019	$(306)	$(400)	$(540)
Net expense (savings) before tax:	$(256)	$(336)	$(472)

Net expense (savings) before tax:
Accounted for within core earnings	$(255)	$(341)	$(494)
Restructuring costs recognized outside of core earnings	(1)	5	22
Net expense (savings) before tax	$(256)	$(336)	$(472)
[1]Does not include approximately $50 of IT asset amortization after 2022.
[2]Does not include approximately $20 of real estate amortization after 2022.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $23 or 5%	Ý	Increased $0.10 or 8%	Ý	Increased $0.14 or 0.3%
+	Increase in net investment income	+	Increase in net income available to common stockholders	+	Reduction in outstanding shares due to share repurchases

+	Higher earned premiums in Commercial Lines and a lower P&C current accident year loss ratio before COVID-19	+	Share repurchases	-
Decrease in common stockholders' equity largely due to a decrease in AOCI, primarily driven by a decrease in net unrealized gains on available for sale securities, partially offset by net income in excess of common stockholder dividends and share repurchases

		-	Increase in dilutive shares under stock-based compensation largely due to an increase in the quarterly average stock price

+	Lower restructuring costs
+	Increase in net realized gains
+	Decrease in P&C COVID-19 incurred losses
-	Increase in excess mortality losses in group life
-	A change to unfavorable P&C prior accident year reserve development
-	Increase in current accident year catastrophe losses
-	Increase in P&C underwriting expenses and Group Benefits insurance operating costs and other expenses

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Ý	Increased 70 bps	Ý	Increased 4.8 points	Þ	Decreased 6.2 points
+	Greater returns on limited partnerships and other alternative investments	+	A change to unfavorable prior accident year reserve development	-	Higher excess mortality in group life
-	Lower reinvestment rates	+	Higher personal automobile claim frequency and severity	-	A higher group disability loss ratio due to higher short-term disability claim incidence as the prior year benefited from fewer elective procedures during the early stages of the pandemic

		+	Higher current accident year catastrophe losses

		-	Lower current accident year loss ratio before COVID-19 in global specialty, workers' compensation, and non-catastrophe property
				-	A higher expense ratio
				+	Increase in net investment income

		-	Decrease in COVID-19 incurred losses

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Earned premiums	$4,565	$4,347	5%	$13,368	$12,972	3%
Fee income	377	323	17%	1,107	941	18%
Net investment income	650	492	32%	1,740	1,290	35%
Net realized gains (losses)	70	6	NM	297	(116)	NM
Other revenues	24	3	NM	62	108	(43%)
Total revenues	5,686	5,171	10%	16,574	15,195	9%
Benefits, losses and loss adjustment expenses	3,420	2,962	15%	9,556	8,725	10%
Amortization of deferred policy acquisition costs	419	421	—%	1,252	1,287	(3%)
Insurance operating costs and other expenses	1,200	1,093	10%	3,546	3,394	4%
Interest expense	58	58	—%	172	179	(4%)
Amortization of other intangible assets	18	18	—%	53	55	(4%)
Restructuring and other costs	(12)	87	(114%)	(1)	87	(101%)
Total benefits, losses and expenses	5,103	4,639	10%	14,578	13,727	6%
Income, before tax	583	532	10%	1,996	1,468	36%
Income tax expense	101	73	38%	360	268	34%
Net income	482	459	5%	1,636	1,200	36%
Preferred stock dividends	6	6	—%	16	16	—%
Net income available to common stockholders	$476	$453	5%	$1,620	$1,184	37%

Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Net income available to common stockholders increased by $23, primarily driven by:
•An increase in net investment income of $158 before tax driven by higher returns on limited partnerships and other alternative investments;
•Higher Commercial Lines earned premiums, including higher audit and endorsement premiums;
•$87 before tax of restructuring costs in the 2020 period related to the Hartford Next operational transformation and cost reduction initiative and a $12 before tax reduction of such costs in the 2021 period;
•An improvement in the P&C underlying combined ratio, driven by lower current accident year loss ratios before catastrophes in Commercial Lines, including a decrease in COVID-19 incurred losses from $37 before tax in third quarter 2020 to $3 before tax in third quarter 2021, partially offset by higher personal automobile loss costs;
•A $64 before tax increase in net realized gains; and
•An increase in earnings from Hartford Funds.
These increases were largely offset by:
•An increase in excess mortality losses in group life of $170 before tax, including deaths specifically attributable to COVID-19, and higher short-term disability losses related to COVID-19;
•A change from favorable to unfavorable P&C prior accident year development, primarily due to an increase in reserves in the 2021 period for sexual molestation and sexual abuse claims related to claims against the Boy Scouts of America ("BSA"); and
•A $71 before tax increase in current accident year catastrophe losses, primarily driven by losses from hurricane Ida.
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
REVENUE
Earned Premiums
Earned premiums increased by $218, or 5%, primarily due to:
•An increase in Property and Casualty reflecting a 9% increase in Commercial Lines and a 4% decrease in Personal Lines. Contributing to the increase in Commercial Lines was the effect of higher audit and endorsement premiums given the economic recovery in 2021. The decrease in Personal Lines was due to the effect of non-renewals outpacing new business; and
•An increase in Group Benefits earned premium within group disability and higher supplemental health product premiums.
Fee income increased driven by Hartford Funds as a result of higher daily average assets under management due to an increase in equity market levels and net inflows over the previous 12 months.
Other revenues increased by $21, primarily driven by a $21 before tax loss on the previously owned Talcott Resolution investment in third quarter 2020.
Net Investment Income
Net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations and cash distributions within private equity funds and sales of underlying investments within real estate funds;
•A higher level of invested assets; and
•Higher dividend income from equity investments.
These increases were partially offset by a lower yield on fixed maturity investments resulting from reinvesting at lower rates.
Net realized gains improved by $64 from third quarter of 2020, primarily driven by:
•A loss of $51 before tax in the 2020 period related to the sale of the Company’s Continental Europe Operations, which the Company agreed to sell in September of 2020;
•Higher net realized gains on sales of fixed maturity securities; and
•Gains on non-qualifying interest rate derivatives in 2021 due to an increase in interest rates.
These improvements were partially offset by:
•Lower net realized and unrealized gains on equity securities driven by greater valuation increases in the prior year period; and
•A net increase in ACL on mortgage loans in 2021 driven by net additions of new loans compared to a decrease in the ACL on mortgage loans in 2020.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $458, or 15%, due to:
•An increase in Property & Casualty of $264, which was attributable to:
–A $165 change to P&C net unfavorable prior accident year reserve development in 2021 from net favorable prior accident year reserve development in 2020. Prior accident year reserve development in 2021 was an unfavorable $90 before tax, including $28 before tax of adverse development for Navigators related to 2018 and prior accident years that has been economically ceded to NICO but recorded as a deferred gain. Unfavorable development before deferred gain was driven by an increase in the BSA settlement announced in September 2021, partially offset by reserve decreases for workers' compensation, personal automobile liability, package business and bond. Prior accident year reserve development in third quarter 2020 was a net favorable $75 before tax and primarily included a reduction in reserves in workers’ compensation, personal automobile, professional liability, and package business. Due to recognizing a deferred gain on retroactive reinsurance, the $75 of net favorable reserve development in third quarter 2020 included $14 before tax of adverse development for Navigators related to 2018 and prior accident years that has been recorded as a deferred gain;
–A $71 increase in current accident year catastrophe losses. Catastrophe losses of $300 in the third quarter of 2021 were principally from hurricane Ida and, to a lesser extent, losses from tropical storms, California wildfires and wind and hail events in the Midwest and Mountain West. Catastrophe losses in the third quarter of 2020 were primarily from wildfires in California and Oregon, hurricane Laura on the Gulf Coast, tropical storm Isaias on the East Coast, a Midwest derecho and other wind and hail events, mostly in the Central
Losses and LAE Incurred for Group Benefits
Plains. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance; and
–An increase in P&C current accident year ("CAY") loss and loss adjustment expenses before catastrophes primarily due to higher personal automobile claim costs and the impact of higher earned premium; partially offset by lower current accident year loss ratios in Commercial Lines, including lower COVID-19 incurred losses.
•An increase in Group Benefits of $194 primarily driven by a higher level of excess mortality losses in group life, the effect of an increase in earned premiums and higher short-term disability COVID-19 related losses as the prior year period benefited from fewer elective procedures during the early stages of the pandemic.
For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our Financial Condition, Results of Operations and Liquidity section of this MD&A.
Amortization of deferred policy acquisition costs was relatively flat year over year with an increase in Commercial Lines offset by decreases in Personal Lines and Group Benefits.
Insurance operating costs and other expenses increased primarily due to:
•Higher variable costs of the Hartford Funds business due to higher daily average assets under management;
•Higher variable incentive compensation costs;
•An increase in supplemental and contingent commissions; and
•Increases in technology costs, AARP direct marketing costs in Personal Lines and costs in Group Benefits to handle elevated claim levels resulting from the pandemic.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
These increases were partially offset by:
•Lower staffing and other costs driven by the Company’s Hartford Next operational and transformation cost reduction plan.
Restructuring and other costs declined primarily due to $78 of severance costs recorded in the 2020 period related to the Hartford Next initiative. For further discussion of impacts resulting from the Hartford Next initiative, see MD&A - The Hartford's Operations, Operational Transformation and Cost Reduction Plan and Note 18 - Restructuring and Other Costs of Notes to Condensed Consolidated Financial Statements.
Income tax expense increased primarily due to an increase in income before tax as well as permanent tax benefits in the 2020 period related to the sale of the Continental Europe Operations and the carryback of losses related to the Navigators Group acquisition. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Nine months ended September 30,2021 compared to the nine months ended September 30, 2020
Net income available to common stockholders increased by $436 primarily driven by:
•An increase in net investment income of $450 before tax driven by higher returns on limited partnerships and other alternative investments;
•A $413 before tax change from net realized losses in 2020 to net realized gains in 2021, primarily driven by changes in valuation and sales of equity securities from losses in the 2020 period to gains in the 2021 period;
•An improvement in the P&C underlying combined ratio, including a reduction in COVID-19 incurred losses from $250 before tax in the 2020 period to $30 before tax in the 2021 period, a lower loss ratio before COVID-19 in Commercial Lines, partially offset by higher personal automobile claim frequency;
•Higher Commercial Lines earned premiums, including higher audit and endorsement premiums, and higher earned premiums in Group Benefits;
•An $88 before tax decrease in restructuring costs related to the Hartford Next operational transformation and cost reduction plan; and
•An increase in earnings from Hartford Funds.

These increases were partially offset by:

•A $490 before tax change from net favorable P&C prior accident year development in the 2020 period to net unfavorable development in the 2021 period, primarily driven by greater increases to reserves for sexual molestation and sexual abuse claims and lower reserve decreases for catastrophes in the 2021 period;
•A $335 before tax increase in excess mortality, including deaths specifically attributable to COVID-19, and greater short-term disability losses related to COVID-19;
•A $91 before tax increase in current accident year catastrophe losses, primarily driven by losses from hurricane Ida; and
•Lower income from the Talcott Resolution investment, which was divested on June 30, 2021.
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
Earned premiums increased primarily due to:
•An increase in P&C reflecting a 5% increase in Commercial Lines and a 1% decrease in Personal Lines as the effect of non-renewals outpacing new business in Personal Lines was partially offset by the effect of $81 in COVID-related premium credits in the 2020 period. Contributing to the increase in Commercial Lines was the effect of higher audit and endorsement premiums given the economic recovery in 2021; and
•An increase in Group Benefits earned premium of 2% year over year due to an increase in group disability and higher supplemental health product premiums, partially offset by the effect of buyout premium in the 2020 period.
Fee income increased driven by Hartford Funds as a result of higher daily average assets under management due to an

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
increase in equity market levels and net inflows.
Other revenues decreased by $46, primarily driven by lower income of $54 from the Talcott Resolution investment, which was divested on June 30, 2021.
Net Investment Income
Net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations and cash distributions within private equity funds and sales of underlying investments within real estate funds;
•A higher level of invested assets;
•Greater income from non-routine income items, including make-whole payments and yield adjustments on prepayable securities; and
•Higher income from equity investments.
These increases were partially offset by:
•A lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on floating rate investments.
Net realized gains (losses) increased primarily driven by:
•Gains on equity securities in the 2021 period driven by appreciation in value compared to losses on equity securities in the 2020 period, partially offset by net realized gains in the 2020 period upon termination of derivatives used to hedge against a decline in equity market levels;
•A net reduction in ACL on mortgage loans and fixed maturities in the 2021 period due to an improved economic outlook and valuation increases of corporate securities, compared to increases in the ACL on mortgage loans and fixed maturities in the 2020 period;
•A $46 before tax net realized gain in 2021 resulting from sale of the Company's 9.7% previously owned interest in Talcott Resolution; and
•A lower level of losses in 2021 than in 2020 related to the pending sale of the Continental Europe Operations.
These improvements were partially offset by:

•Lower net realized gains on sales of fixed maturity securities.

For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased due to:
•An increase in incurred losses for Property & Casualty of $471 which was driven by:
–An unfavorable change of $490 in P&C net prior accident year reserve development. Prior accident year reserve development in the 2021 period was a net unfavorable $170 before tax, driven by reserve increases for sexual molestation and sexual abuse claims, primarily to reflect claims made against the Boy Scouts of America ("BSA"), partially offset by reserve decreases in catastrophes, workers' compensation, package business, personal automobile, commercial property, and bond. Prior accident year development in the 2021 period also included $73 before tax of adverse development for Navigators related to 2018 and prior accident years. Prior accident year reserve development in 2020 was a favorable $320 before tax, driven by $413 of reserve reductions related to catastrophes, including decreases in estimated losses arising from wind and hail events in 2018 and 2019 and from the 2017 and 2018 California wildfires, including a $289 before tax subrogation benefit from PG&E. Apart from catastrophes, reserve development in the nine months ended September 30, 2020 primarily included a $129 before tax reserve increase for sexual molestation and abuse claims and $97 before tax of adverse development for Navigators related to 2018 and prior accident years, for which the Company recognized a deferred gain. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements;
–An increase in current accident year catastrophe losses of $91, before tax. Catastrophe losses in the 2021 period were principally from hurricane Ida as well as from tornado, wind and hail events in Texas, the Midwest and Southeast, and from February winter storms, primarily in the South. Catastrophe losses in 2020 were primarily from wildfires in California and
Losses and LAE Incurred for Group Benefits
Oregon, Tropical Storm Isaias and Hurricane Laura losses in third quarter 2020, the civil unrest during the second quarter of 2020 and from tornado, wind and hail events in the South, Midwest and Central Plains.
–Partially offset by a decrease in P&C current accident year ("CAY") loss and loss adjustment expenses before catastrophes primarily due to a $220 before tax decrease in COVID-19 incurred losses, and lower current accident year loss ratios before COVID-19 in global specialty and workers’ compensation, partially offset by higher personal automobile claim frequency, higher non-catastrophe property losses and the effect of higher earned premiums.
•An increase in Group Benefits of $369 driven by higher excess mortality in group life, the effect of an increase in earned premiums and higher short-term disability claim incidence as the prior year period benefited from fewer elective procedures during the early stages of the pandemic, partially offset by a higher New York Paid Family Leave risk assessment refund in the 2021 period.
For further discussion of impacts resulting from the COVID-19 pandemic, refer to the Impact of COVID-19 on our Financial Condition, Results of Operations and Liquidity section of this MD&A.
Amortization of deferred policy acquisition costs decreased from the prior year period due primarily to reductions in Commercial Lines and Personal Lines with the decrease in Commercial Lines due to lower average commissions and the decrease in Personal Lines due to lower earned premiums.
Insurance operating costs and other expenses increased due to:
•Higher variable costs of the Hartford Funds business due to higher daily average assets under management;
•Higher variable incentive compensation costs;
•An increase in supplemental and contingent commissions;

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Increased costs in Group Benefits to handle elevated claim levels resulting from the pandemic, higher technology costs and increased AARP direct marketing costs in Personal Lines; and
•Legal and consulting costs associated with the unsolicited proposals from Chubb Limited (“Chubb”) to acquire the Company.
These increases were partially offset by:
•Lower staffing and other costs driven by the Company’s Hartford Next operational transformation and cost reduction plan; and
•A decrease in the ACL on uncollectible premiums receivable in Property & Casualty and Group Benefits in the 2021 period compared to an increase in the 2020 period due to the economic impacts of COVID-19.
Restructuring and other costs decreased as the prior year period included severance costs related to the Company's Hartford Next operational transformation and cost reduction plan. For further discussion of impacts resulting from the Hartford Next initiative, see MD&A - The Hartford's Operations, The Hartford's Operations, Operational Transformation and Cost Reduction Plan and Note 18 - Restructuring and Other Costs of Notes to Condensed Consolidated Financial Statements.
Income tax expense increased primarily due to an increase in income before tax.
For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$43,942	76.3%	$45,035	79.7%
Equity securities, at fair value	1,616	2.8%	1,438	2.5%
Mortgage loans (net of ACL of $26 and $38)	5,106	8.9%	4,493	7.9%
Limited partnerships and other alternative investments	2,961	5.1%	2,082	3.7%
Other investments [1]	337	0.6%	201	0.4%
Short-term investments	3,612	6.3%	3,283	5.8%
Total investments	$57,574	100.0%	$56,532	100.0%
[1]Primarily consists of fixed maturities, at fair value using the fair value option ("FVO"), equity fund investments, overseas deposits, consolidated investment funds and derivative instruments which are carried at fair value.
September 30, 2021 compared to December 31, 2020
Total investments increased primarily due to an increase in limited partnerships and other alternative investments as well as mortgage loans, largely offset by a decrease in fixed maturities, AFS.
Limited partnerships and other alternative investments increased primarily driven by increased valuations and additional investments in real estate joint ventures.

Mortgage loans increased largely due to funding of industrial, retail, and multifamily commercial whole loans.
Fixed maturities, AFS decreased primarily due to a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$332	3.1%	$359	3.4%	$1,019	3.1%	$1,093	3.5%
Equity securities	23	6.2%	9	4.5%	43	3.9%	27	3.4%
Mortgage loans	45	3.7%	44	3.9%	133	3.7%	128	3.9%
Limited partnerships and other alternative investments	259	39.6%	83	18.3%	562	33.7%	70	5.2%
Other [3]	11		14		43		23
Investment expense	(20)		(17)		(60)		(51)
Total net investment income	$650	4.8%	$492	3.8%	$1,740	4.3%	$1,290	3.4%
Total net investment income excluding limited partnerships and other alternative investments	$391	3.0%	$409	3.3%	$1,178	3.1%	$1,220	3.3%
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
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Total net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations and cash distributions within private equity funds and sales of underlying investments within real estate funds;
•A higher level of invested assets; and
•Higher dividend income from equity investments.
These increases were partially offset by a lower yield on fixed maturities resulting from reinvesting at lower rates.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Total net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations and cash distributions within private equity funds and sales of underlying investments within real estate funds;
•A higher level of invested assets;
•Greater income from non-routine items, including make-whole payments and yield adjustments on prepayable securities; and
•Higher income from equity investments.
These increases were partially offset by a lower yield on fixed maturities resulting from reinvesting at lower rates and a lower yield on floating rate investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments and non-routine items on fixed maturities, which include income items such as make-whole payments and yield adjustments on prepayable securities, was down primarily due to lower reinvestment rates.
Average reinvestment rates, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three and nine months ended September 30, 2021, were 2.6% and 2.5%, respectively, which were below the average yield of sales and maturities of 3.1% and 3.0%, respectively. Average reinvestment rates for the three and nine months ended September 30, 2020, were 2.1% and 2.5%, respectively, which were below the average yield of sales and maturities of 3.5% for the same periods.
For the 2021 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments and non-routine items on fixed maturities, to be lower than the portfolio yield earned in 2020, due to lower reinvestment rates and a lower yield on short-term investments. The estimated impact on net investment income yield is subject to change due to evolving market conditions and active portfolio management.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2021	2020	2021	2020
Gross gains on sales	$63	$27	$162	$201
Gross losses on sales	(8)	(12)	(54)	(42)
Equity securities [1]	3	42	134	(269)
Net credit losses on fixed maturities, AFS [2]	—	(1)	4	(33)
Change in ACL on mortgage loans [3]	(2)	5	12	(19)
Intent-to-sell impairments [2]	—	—	—	(5)
Other, net [4]	14	(55)	39	51
Net realized gains (losses)	$70	$6	$297	$(116)
[1] The net unrealized gains (losses) on equity securities included in net realized gains (losses) related to equity securities still held as of September 30, 2021, were $(17) and $92 for the three and nine months ended September 30, 2021, respectively. The net unrealized gains on equity securities included in net realized gains (losses) related to equity securities still held as of September 30, 2020, were $36 and $6 for the three and nine months ended September 30, 2020 respectively.
[2] See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3] See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4] For both the three and nine months ended September 30, 2021 includes gains (losses) from transactional foreign currency revaluation of $6 and $(1), respectively, non-qualifying derivatives of $10 and $16, respectively, and an additional loss of $(2) and $(20), respectively, on the pending sale of Continental Europe Operations. For the nine months ended September 30, 2021, there was also a gain of $46 on the sale of the Company's previously owned interest in Talcott Resolution. For the three and nine months ended September 30, 2020, includes gains (losses) from transactional foreign currency revaluation of $(4) and $6, respectively, non-qualifying derivatives of $(2) and $97, respectively, and a loss of $51 related to the pending sale of the Continental Europe Operations.
Three and nine months ended September 30, 2021
Gross gains and losses on sales were primarily due to an overall reduction to corporate securities and tax-exempt municipals, in addition to sales of U.S. treasuries for duration and risk management.
Equity securities net gains for the nine months ended September 30, 2021 were primarily driven by appreciation in value due to higher equity market levels.
Other, net gains and losses for the nine month period ended September 30, 2021, included a gain of $46 on the sale of the Company's 9.7% retained interest in Talcott Resolution, and a loss of $20 related to the pending sale of the Company's Continental Europe Operations, which the Company agreed to sell in September of 2020. Also included for the three and nine month periods ended September 30, 2021 were gains of $9 on interest rate derivatives driven by an increase in interest rates.
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
Other, net gains for the three month period were primarily due to a loss of $51, before tax, on the sale of the Company's
Continental Europe Operations which the Company agreed to sell in September of 2020, while the nine month period also included $75 of realized gains on terminated derivatives used to hedge against a decline in equity market levels and $21 of gains on interest rate derivatives due to a decline in interest rates.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2020 Form 10-K Annual
Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2020 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2021.
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of September 30, 2021

P&C Other
$1,174
5%
Personal
Lines
$1,793
7%
Commercial
Lines
$22,292
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$25,058	$1,836	$2,728	$29,622
Reinsurance and other recoverables	4,271	28	1,426	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,787	1,808	1,302	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,986	1,340	—	5,326
Current accident year ("CAY") catastrophes	490	152	—	642
Prior accident year development ("PYD") [1]	255	(113)	28	170
Total provision for unpaid losses and loss adjustment expenses	4,731	1,379	28	6,138
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(73)	—	—	(73)
Payments	(3,154)	(1,394)	(156)	(4,704)
Foreign currency adjustment	1	—	—	1
Ending liabilities for unpaid losses and loss adjustment expenses, net	22,292	1,793	1,174	25,259
Reinsurance and other recoverables	4,514	35	1,382	5,931
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$26,806	$1,828	$2,556	$31,190
Earned premiums and fee income	$7,053	$2,240
Loss and loss expense paid ratio [2]	44.7	62.2
Loss and loss expense incurred ratio	67.3	62.2
Prior accident year development (pts) [3]	3.6	(5.1)
[1]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators and A&E ADCs which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from National Indemnity Company ("NICO"). For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Commercial Lines	Personal Lines	Total	Commercial Lines	Personal Lines	Total
Wind and hail	$31	$17	$48	$129	$72	$201
Winter storms [1]	(2)	—	(2)	152	18	170
Hurricanes and tropical storms	166	44	210	167	45	212
Wildfires	4	17	21	4	17	21
Catastrophes before assumed reinsurance	199	78	277	452	152	604
Global assumed reinsurance business [2]	23	—	23	38	—	38
Total catastrophe losses	$222	$78	$300	$490	$152	$642
[1]Includes catastrophe losses from the February winter storms in Texas and other areas within Commercial Lines and Personal Lines of $207 and $24, respectively, gross of reinsurance, and $152 and $18, respectively, net of reinsurance under the Company's per occurrence property catastrophe treaty covering events other than earthquakes and named hurricanes and tropical storms. The reinsurance covers 70% of up to $250 of losses in excess of $100 from such events occurring within a seven day time period, subject to a $50 annual aggregate deductible. These recoveries do not inure to the benefit of the aggregate property catastrophe treaty reinsurers. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(30)	$—	$—	$(30)
Workers’ compensation discount accretion	8	—	—	8
General liability	144	—	—	144
Marine	(1)	—	—	(1)
Package business	(20)	—	—	(20)
Commercial property	(4)	—	—	(4)
Professional liability	—	—	—	—
Bond	(12)	—	—	(12)
Assumed reinsurance	—	—	—	—
Automobile liability	9	(30)	—	(21)
Homeowners	—	1	—	1
Catastrophes	—	—	—	—
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	—	2	(5)	(3)
Prior accident year development before change in deferred gain	94	(27)	(5)	62
Change in deferred gain on retroactive reinsurance included in other liabilities	28	—	—	28
Total prior accident year development	$122	$(27)	$(5)	$90

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(113)	$—	$—	$(113)
Workers’ compensation discount accretion	26	—	—	26
General liability	451	—	—	451
Marine	—	—	—	—
Package business	(66)	—	—	(66)
Commercial property	(24)	—	—	(24)
Professional liability	(7)	—	—	(7)
Bond	(26)	—	—	(26)
Assumed reinsurance	—	—	—	—
Automobile liability	9	(73)	—	(64)
Homeowners	—	2	—	2
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(57)	(41)	—	(98)
Uncollectible reinsurance	(5)	—	(5)	(10)
Other reserve re-estimates, net	(6)	(1)	33	26
Prior accident year development before change in deferred gain	182	(113)	28	97
Change in deferred gain on retroactive reinsurance included in other liabilities	73	—	—	73
Total prior accident year development	$255	$(113)	$28	$170

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,363	$2,201	$2,697	$28,261
Reinsurance and other recoverables [1]	4,029	68	1,178	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,334	2,133	1,519	22,986
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,186	1,255	—	5,441
Current accident year catastrophes	355	196	—	551
Prior accident year development [2]	61	(396)	15	(320)
Total provision for unpaid losses and loss adjustment expenses	4,602	1,055	15	5,672
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(97)	—	—	(97)
Payments	(3,271)	(1,310)	(204)	(4,785)
Net reserves transferred to liabilities held for sale	(43)	—	—	(43)
Foreign currency adjustment	(3)	—	—	(3)
Ending liabilities for unpaid losses and loss adjustment expenses, net	20,522	1,878	1,330	23,730
Reinsurance and other recoverables	4,261	27	1,133	5,421
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$24,783	$1,905	$2,463	$29,151
Earned premiums and fee income	$6,694	$2,273
Loss and loss expense paid ratio [3]	48.9	57.6
Loss and loss expense incurred ratio	68.9	47.0
Prior accident year development (pts) [4]	0.9	(17.6)
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
[3] The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[4]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Commercial Lines	Personal Lines	Total	Commercial Lines	Personal Lines	Total
Wind and hail	$26	$18	$44	$160	$90	$250
Civil Unrest	(3)	—	(3)	107	—	107
Hurricanes and Tropical Storms	61	41	102	62	42	104
Wildfires	22	63	85	24	64	88
Other	1	—	1	2	—	2
Total catastrophe losses	$107	$122	$229	$355	$196	$551

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(34)	$—	$—	$(34)
Workers’ compensation discount accretion	9	—	—	9
General liability	(2)	—	—	(2)
Marine	—	—	—	—
Package business	(18)	—	—	(18)
Commercial property	(4)	—	—	(4)
Professional liability	(21)	—	—	(21)
Bond	—	—	—	—
Assumed Reinsurance	—	—	—	—
Automobile liability	—	(32)	—	(32)
Homeowners	—	3	—	3
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	—	—	—	—
Uncollectible reinsurance	—	—	(6)	(6)
Other reserve re-estimates, net	(1)	—	17	16
Prior accident year development before change in deferred gain	(71)	(29)	11	(89)
Change in deferred gain on retroactive reinsurance included in other liabilities	14	—	—	14
Total prior accident year development	$(57)	$(29)	$11	$(75)

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(72)	$—	$—	$(72)
Workers’ compensation discount accretion	27	—	—	27
General liability	112	—	—	112
Marine	1	—	—	1
Package business	(24)	—	—	(24)
Commercial property	(6)	—	—	(6)
Professional liability	(16)	—	—	(16)
Bond	(10)	—	—	(10)
Assumed reinsurance	(7)	—	—	(7)
Automobile liability	27	(53)	—	(26)
Homeowners	—	3	—	3
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Catastrophes	(72)	(341)	—	(413)
Uncollectible reinsurance	—	—	(8)	(8)
Other reserve re-estimates, net	4	(5)	23	22
Total prior accident year development	(36)	(396)	15	(417)
Change in deferred gain on retroactive reinsurance included in other liabilities	97	—	—	97
Total prior accident year development	$61	$(396)	$15	$(320)

For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for both the 2021 and 2020 nine month periods, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Written premiums	$2,532	$2,199	15%	$7,529	$6,772	11%
Change in unearned premium reserve	83	(52)	NM	501	99	NM
Earned premiums	2,449	2,251	9%	7,028	6,673	5%
Fee income	8	8	—%	25	21	19%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,351	1,366	(1%)	3,986	4,181	(5%)
Current accident year catastrophes [1]	222	107	107%	490	355	38%
Prior accident year development [1]	122	(57)	NM	255	61	NM
Total losses and loss adjustment expenses	1,695	1,416	20%	4,731	4,597	3%
Amortization of deferred policy acquisition costs	348	344	1%	1,038	1,051	(1%)
Underwriting expenses	432	391	10%	1,231	1,221	1%
Amortization of other intangible assets	7	8	(13%)	21	22	(5%)
Dividends to policyholders	5	8	(38%)	17	23	(26%)
Underwriting gain (loss)	(30)	92	(133%)	15	(220)	107%
Net servicing income	2	1	100%	11	2	NM
Net investment income [2]	421	316	33%	1,130	797	42%
Net realized gains (losses) [2]	51	(26)	NM	142	(105)	NM
Other expenses	(5)	(8)	38%	(15)	(25)	40%
Income before income taxes	439	375	17%	1,283	449	186%
Income tax expense [3]	82	52	58%	228	71	NM
Net income	$357	$323	11%	$1,055	$378	179%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Small Commercial:
Net new business premium	$165	$129	$511	$404
Policy count retention [1]	84%	84%	84%	83%
Policy count retention, net of cancellations [1]	93%	79%	87%	84%
Renewal written price increases	3.2%	1.6%	2.9%	1.9%
Renewal earned price increases	2.7%	2.2%	2.4%	2.1%
Policies in-force as of end of period (in thousands)	1,352	1,278
Middle Market [2]:
Net new business premium	$139	$131	$408	$355
Policy count retention [1]	87%	79%	83%	79%
Policy count retention, net of cancellations [1]	90%	77%	84%	78%
Renewal written price increases	6.0%	8.0%	6.1%	7.7%
Renewal earned price increases	7.2%	7.2%	7.6%	6.0%
Policies in-force as of end of period (in thousands)	61	59
Global Specialty:
Global specialty gross new business premium [3]	$234	$185	$687	$568
U.S. global specialty renewal written price increases	9.9%	20.5%	12.4%	17.0%
U.S. global specialty renewal earned price increases	16.0%	15.0%	17.7%	11.5%
International global specialty renewal written price increases [4]	17.3%	52.6%	22.7%	38.8%
International global specialty renewal earned price increases [4]	38.3%	47.3%	48.4%	35.8%
[1]Policy count retention represents the ratio of the number of renewal policies issued during the current year period divided by the number of policies issued in the previous calendar year period before considering policies cancelled subsequent to renewal. Policy count retention, net of cancellations, represents the ratio of the number of renewal policies issued net of cancellations during the current year period divided by the number of policies issued net of cancellations in the previous calendar year period.
[2]Except for net new business premium, metrics for middle market exclude loss sensitive and programs businesses.
[3]Excludes Global Re and Continental Europe Operations and is before ceded reinsurance.
[4]Excludes offshore energy policies, political violence and terrorism policies, and any business under which the managing agent of our Lloyd's Syndicate delegates underwriting authority to coverholders and other third parties.
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	55.2	60.7	(5.5)	56.7	62.7	(6.0)
Current accident year catastrophes	9.1	4.8	4.3	7.0	5.3	1.7
Prior accident year development	5.0	(2.5)	7.5	3.6	0.9	2.7
Total loss and loss adjustment expense ratio	69.2	62.9	6.3	67.3	68.9	(1.6)
Expense ratio	31.8	32.7	(0.9)	32.2	34.1	(1.9)
Policyholder dividend ratio	0.2	0.4	(0.2)	0.2	0.3	(0.1)
Combined ratio	101.2	95.9	5.3	99.8	103.3	(3.5)
Impact of current accident year catastrophes and prior year development	(14.1)	(2.3)	(11.8)	(10.6)	(6.2)	(4.4)
Underlying combined ratio	87.2	93.7	(6.5)	89.2	97.1	(7.9)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Net income for the three months ended September 30, 2021 increased, primarily due to an increase in net investment income and a change from net realized losses to net realized gains, partially offset by a change from an underwriting gain to an underwriting loss.
Net income for the nine months ended September 30, 2021 increased primarily due to higher net investment income, a change from an underwriting loss to an underwriting gain and a change from net realized losses to net realized gains. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain (Loss)
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Underwriting loss for the three month period ended September 30, 2021 compared to an underwriting gain for the prior year three month period with the deterioration primarily driven by a change to net unfavorable prior accident year development in the 2021 period, principally driven by the new agreement-in-principle to settle BSA claims in third quarter 2021, higher current accident year catastrophes, driven by hurricane Ida, and increased underwriting expenses, partially offset by the impact of higher earned premiums and lower current accident year losses before catastrophes, including a reduction in direct COVID-19 incurred losses. Underwriting expenses increased in 2021 as higher commissions, incentive compensation and technology costs were partially offset by cost savings from Hartford Next and a decrease in the allowance for credit losses on premiums receivable in the 2021 period compared to an increase in the 2020 period.
Underwriting gain for the nine month period ended September 30, 2021 compared to an underwriting loss for the prior year nine month period with the improvement primarily due to lower current accident year losses before catastrophes, driven by $250 before tax of COVID-19 incurred losses in the first nine months of 2020 compared with $30 before tax of COVID-19 incurred losses in the first nine months of 2021, and the impact of higher earned premium, partially offset by higher net unfavorable prior accident year development and higher current accident year catastrophes in the current year period. Amortization of deferred policy acquisition costs decreased from the prior year period primarily due to lower average base commissions despite higher earned premiums. Underwriting expenses increased due to higher contingent and supplemental commissions, incentive compensation and technology costs, partially offset by a decrease in the allowance for credit losses on premiums receivable in the 2021 period compared to an increase in the 2020 period and savings from Hartford Next initiatives.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $12 and $10, for the three months ended September 30, 2020, and 2021, respectively, and $33 and $32 for the nine months ended September 30, 2020 and 2021, respectively, is included in the total.
Written Premiums
[1]Other written premiums of $10 and $11, for the three months ended September 30, 2020, and 2021, respectively, and $31 and $32 for the nine months ended September 30, 2020 and 2021, respectively, is included in the total.
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Earned premiums for the three and nine month periods increased in 2021 due to written premium increases over the prior 12 months as well as due to higher premiums from audits and endorsements, principally in workers’ compensation due to an increasing exposure base from higher payrolls as the economy recovers from the pandemic.
Written premiums for the three and nine month periods increased in 2021 driven by growth in small commercial, middle & large commercial and global specialty across most lines of business.
The Company recognized renewal written pricing increases in all lines in third quarter 2021 with moderating price increases in middle market and global specialty. In global specialty, our U.S. wholesale book achieved an approximate 14% renewal written price increase, led by excess casualty and property. Global specialty international lines achieved a 17% price increase, led by D&O. In small commercial, renewal written price increases were higher in 2021 than 2020, with workers' compensation pricing slightly positive in the third quarter of 2021 due to rising wages, along with mid-single digit increases in most other lines. In middle market, the Company recognized high single-digit to low double-digit rate increases in most middle market lines other than workers’ compensation, which experienced low single-digit written pricing increases.
New business premium increased in 2021 in both the three and nine month periods driven by growth in small commercial, led by increases in package business and workers' compensation. In addition, new business growth in middle & large commercial was led by construction and general liability in the three month period and nearly all lines grew in the nine month period. Global specialty gross new business premium increased in both the three and nine month periods driven by financial lines and wholesale.
•Small commercial written premium increased in 2021 in all lines in the three month period and in all lines except automobile in the nine month period, with the most growth in package business and workers’ compensation.
•Middle & large commercial written premium increased in 2021 in both the three and nine month periods driven by growth in most lines of business, with the most significant growth in general industries, large and complex solutions and industry verticals.
•Global specialty written premium increased in 2021 in both the three and nine month periods driven by growth in U.S. wholesale, global reinsurance and financial lines.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Current accident year loss and LAE ratio before catastrophes decreased in 2021 in the three month period primarily due to lower loss ratios in global specialty, workers’ compensation, general liability and non-catastrophe property losses written as part of small commercial package business. Current accident year loss and LAE ratio before catastrophes decreased in 2021 in the nine month period primarily due to lower COVID-19 incurred losses in 2021 as well as due to lower loss ratios in global specialty, workers’ compensation, and general liability. The lower loss ratios in global specialty for both periods were largely the result of rate and underwriting actions to improve profitability in those lines and was driven by international, global reinsurance, U.S. wholesale and U.S. financial lines.
The three months ended September 30, 2021 included $3 before tax of COVID-19 incurred losses, all within financial and other lines. The nine months ended September 30, 2021 included COVID-19 incurred losses of $30 before tax, including losses of $20 in workers’ compensation and $10 in financial and other lines.
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
Included in the $141 of COVID-19 property incurred losses and loss adjustment expenses in the nine months ended September 30, 2020 were $101 of losses arising from a small number of property policies that do not require direct physical loss or damage and from policies intended to cover specific business needs, including crisis management and performance disruption as well as a reserve of $40 for legal defense costs. Workers’ compensation COVID-19 incurred losses include claims in both states with presumptive coverage and in other states where the claimant must prove their COVID-19 illness was contracted at work. Financial lines COVID-19 claims include exposures in D&O, E&O and employment practices liability and the recessionary impacts on the surety book of business.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

$500
$400
$300
$200
$100
$0
$-100
$-200
$107
$(57)
$222
$122
$355
$61
$490
$255
Sep 30 2020 QTD
Sep 30 2021 QTD
Sep 30 2020 YTD
Sep 30 2021 YTD
CAY CATs
PYD

Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Current accident year catastrophe losses for the three months ended September 30, 2021 included losses from hurricane Ida and, to a lesser extent, losses from tropical storms and wind and hail events in the Midwest and Mountain West.
Current accident year catastrophe losses for the three months ended September 30, 2020 included losses from hurricane Laura, Pacific Coast wildfires, tropical storm Isaias, a Midwest derecho, and other wind and hail events mostly in the Central Plains.
Current accident year catastrophe losses for the nine months ended September 30, 2021 included losses from hurricane Ida, tropical storms and February winter storms primarily in the South, with the remaining losses largely from tornado, wind and hail events, mostly concentrated in Texas, the Southeast and Midwest.
Current accident year catastrophe losses for the nine months ended September 30, 2020 were primarily from civil unrest, hurricane Laura, Pacific Coast wildfires, tropical storm Isaias and from tornado, wind and hail events in the South, Midwest and Central Plains.
Prior accident year development was net unfavorable for the three and nine months ended September 30, 2021. Reserve development in both 2021 periods included an increase in general liability that included a reserve increase related to the settlement with Boy Scouts of America on sexual molestation and sexual abuse claims, partially offset by reserve decreases for workers' compensation, package business, bond and, for the nine month period, reserve decreases for catastrophes and commercial property.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net favorable reserve development for the three month period in 2020 included reserve decreases for workers' compensation, package business and professional liability. Net unfavorable reserve development for the nine months ended September 30, 2020 included reserve increases for general liability driven primarily by increases in reserves for sexual molestation and abuse claims, and increases in commercial automobile liability reserves, partially offset by reserve decreases for workers' compensation, catastrophes and package business. Favorable development on prior year catastrophe reserves in the nine month period in 2020 was due to recognizing a $29 before tax subrogation benefit from a settlement with PG&E over certain of the 2017 and 2018 California wildfires and a reduction in estimated catastrophe losses from a number of wind and hail events that occurred in 2018 and 2019.
Prior accident year development in the three and nine month periods of both 2021 and 2020 included reserve increases related to Navigators Group on 2018 and prior accident years that was economically ceded to NICO but for which the benefit was not recognized in earnings as it has been recorded as a deferred gain on retroactive reinsurance.

|PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Written premiums	$765	$781	(2%)	$2,240	$2,263	(1%)
Change in unearned premium reserve	21	2	NM	24	16	50%
Earned premiums	744	779	(4%)	2,216	2,247	(1%)
Fee income	8	8	—%	24	26	(8%)
Losses and loss adjustment expenses
Current accident year before catastrophes	479	436	10%	1,340	1,255	7%
Current accident year catastrophes [1]	78	122	(36%)	152	196	(22%)
Prior accident year development [1]	(27)	(29)	7%	(113)	(396)	71%
Total losses and loss adjustment expenses	530	529	—%	1,379	1,055	31%
Amortization of DAC	57	60	(5%)	173	185	(6%)
Underwriting expenses	154	146	5%	456	447	2%
Amortization of other intangible assets	1	—	NM	2	3	(33%)
Underwriting gain	10	52	(81%)	230	583	(61%)
Net servicing income [2]	6	5	20%	15	10	50%
Net investment income [3]	44	41	7%	119	110	8%
Net realized gains (losses) [3]	4	3	33%	17	(12)	NM
Other expenses	(1)	(2)	50%	(1)	(1)	—%
Income before income taxes	63	99	(36%)	380	690	(45%)
Income tax expense [4]	12	20	(40%)	76	142	(46%)
Net income	$51	$79	(35%)	$304	$548	(45)%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]Includes servicing revenues of $22 and $23 for the three months ended September 30, 2021 and 2020, respectively, and $62 and $63 for the nine months ended September 30, 2021 and 2020, respectively. Includes servicing expenses of $16 and $18 for the three months ended September 30, 2021 and 2020, respectively, and $47 and $53 for the nine months ended September 30, 2021 and 2020, respectively.
[3]For discussion of consolidated investment results, see MD&A - Investment Results.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Written and Earned Premiums

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2021	2020	Change	2021	2020	Change
Product Line
Automobile	$516	$529	(2%)	$1,539	$1,544	—%
Homeowners	249	252	(1%)	701	719	(3%)
Total	$765	$781	(2%)	$2,240	$2,263	(1%)
Earned Premiums
Product Line
Automobile	$511	$541	(6%)	$1,527	$1,533	—%
Homeowners	233	238	(2%)	689	714	(4%)
Total	$744	$779	(4%)	$2,216	$2,247	(1%)
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2021	2020	2021	2020
Policies in-force end of period (in thousands)
Automobile	1,328	1,392
Homeowners	786	846
Net new business premium
Automobile	$58	$55	$167	$178
Homeowners	$17	$16	$46	$51
Policy count retention [1]
Automobile	84%	85%	85%	84%
Homeowners	84%	85%	85%	84%
Policy count retention, net of cancellations [1] [2]
Automobile	87%	84%	83%	86%
Homeowners	86%	84%	84%	86%
Renewal written price increase
Automobile	2.2%	2.1%	2.1%	2.6%
Homeowners	8.1%	7.1%	8.6%	5.7%
Renewal earned price increase
Automobile	2.0%	3.1%	2.0%	3.7%
Homeowners	8.6%	5.3%	7.9%	5.6%
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
[2]Policy count retention, net of cancellations decreased in the three month period ended September 30, 2020 largely due to policy cancellations for non-payment of premium that had been temporarily suspended to provide policyholders additional time to pay their premium (until May 31, 2020 in most states).

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2021	2020	Change	2021	2020	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.4	56.0	8.4	60.5	55.9	4.6
Current accident year catastrophes	10.5	15.7	(5.2)	6.9	8.7	(1.8)
Prior year development	(3.6)	(3.7)	0.1	(5.1)	(17.6)	12.5
Total loss and loss adjustment expense ratio	71.2	67.9	3.3	62.2	47.0	15.2
Expense ratio	27.4	25.4	2.0	27.4	27.1	0.3
Combined ratio	98.7	93.3	5.4	89.6	74.1	15.5
Impact of current accident year catastrophes and prior year development	(6.9)	(12.0)	5.1	(1.8)	8.9	(10.7)
Underlying combined ratio	91.8	81.4	10.4	87.9	83.0	4.9
Product Combined Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Automobile
Combined ratio	96.5	81.3	15.2	89.8	84.6	5.2
Underlying combined ratio	99.7	84.9	14.8	92.7	87.4	5.3
Homeowners
Combined ratio	103.4	122.9	(19.5)	90.8	52.1	38.7
Underlying combined ratio	74.6	74.0	0.6	77.0	73.4	3.6
Net Income
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Net income decreased in both the three and nine month periods, largely driven by a decrease in underwriting gain, partially offset by an increase in net investment income and, for the nine month period, a change from net realized losses to net realized gains and an increase in net servicing income.
Underwriting Gain
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Underwriting gain decreased in both the three and nine month periods, primarily due to higher personal automobile loss costs, an increase in underwriting expenses, the effect of a decrease in earned premiums and, for the nine month period, higher current accident year non-catastrophe property losses and less favorable prior accident year reserve development, partially offset by lower current accident year catastrophe losses in both the three and nine-month periods. Contributing to the increase in underwriting expenses in both the three and nine

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
month periods was higher costs for AARP direct marketing, incentive compensation, and technology, partially offset by cost savings from the Hartford Next initiative.
Earned Premiums
Written Premiums
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Earned premiums decreased in both the three and nine month periods due to the effect of a decline in written premium over the prior twelve months in both Agency channels and in AARP Direct. For the nine month period, the decrease was partially offset by the effect of $81 of premium credits given to automobile policyholders in the second quarter of 2020 in recognition of shelter-in-place guidelines that reduced miles driven in 2020.
Written premiums decreased in automobile for both the three and nine month periods due to the effect of non-renewed premium exceeding new business which, for the nine month period, was partially offset by the effect of the premium credits given in the 2020 period. Written premium declined in homeowners in both the three and nine month periods due to the effect of non-renewed premium exceeding new business. Both new business and policy count retention, net of cancellations, increased in the three month period while decreasing in the nine month period. Policy count retention, net of cancellations, was depressed in third quarter 2020 due to processing cancellations for non-payment of premium that had been suspended in second quarter 2020.
Renewal written pricing increases were relatively flat in automobile for the three months period and modestly lower for the nine month period. Renewal written pricing increases for homeowners were higher for both the three and nine month periods in response to recent loss cost trends.
Policies in-force decreased in the 2021 period in both automobile and homeowners driven by not generating enough new business to offset the loss of non-renewed policies.
Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
56.0
64.4
55.9
60.5
Sep 30 2020 QTD
Sep 30 2021 QTD
Sep 30 2020 YTD
Sep 30 2021 YTD

Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Current accident year Loss and LAE ratio before catastrophes increased in automobile and was flat in homeowners for the three month period and increased in both automobile and homeowners for the nine month period. The increase in automobile for both the three and nine month periods was principally due to higher claim frequency with miles driven increasing as we emerge from the pandemic and an increase in average claim severity. For the three month period, the homeowners current accident year loss and LAE ratio before catastrophes was essentially flat to prior year. Earned pricing

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
increases and lower weather and non-weather frequency were offset by an increase in both weather and non-weather severity. For the nine month period, the homeowners current accident year loss and LAE ratio before catastrophes increased due to an increase in severity, partially offset by the effect of earned pricing increases. Contributing to the increase in homeowners severity was the effect of higher rebuilding costs and a greater number of large losses.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Current accident year catastrophe losses decreased for the both the three and nine month periods. Current accident year catastrophe losses for the third quarter of 2021 primarily included losses from hurricane Ida, California wildfires, tropical storms and wind and hail events in the Midwest and Mountain West. Current accident year catastrophe losses for the nine months ended September 30, 2021 included losses from hurricane Ida, tropical storms, California wildfires, and February winter storms, primarily in the South, with the remaining losses largely from tornado, wind and hail events, mostly concentrated in Texas, the Southeast, Midwest and Mountain West.
Current accident year catastrophe losses for the three months ended September 30, 2020 were primarily from Pacific Coast wildfires, tropical storm Isaias, hurricane Laura, a Midwest derecho, and other wind and hail events, mostly in the Central Plains. Current accident year catastrophe losses for the nine months ended September 30, 2020 were primarily from Pacific Coast wildfires, tropical storm Isaias, hurricane Laura, and various tornado, wind and hail events in the South, Midwest and Central Plains.
Prior accident year development was relatively flat in the three month period and less favorable in the nine month period, with the decrease in the nine month period largely due to lower reserve reductions for prior year catastrophes. Prior accident year development was favorable for both the three and nine months ended September 30, 2021, with reserve reductions in personal automobile liability and, for the nine month period, a reduction in catastrophe reserves including the benefit of higher expected subrogation recoveries related to the 2017 and 2018 California wildfires. Prior accident year development was favorable in both the three and nine month periods ended September 30, 2020 with reserve reductions in personal automobile liability and, for the nine month period, a reduction in catastrophe reserves. The reduction in catastrophe reserves for the nine months ended September 30, 2020 was driven by lower estimated losses for the 2017 and 2018 California wildfires, including a $260 subrogation benefit from PG&E, as well as a reduction in losses for various 2018 and 2019 wind and hail events.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$(5)	$11	(145%)	$28	$15	87%
Total losses and loss adjustment expenses	(5)	11	(145%)	28	15	87%
Underwriting expenses	2	2	—%	6	8	(25%)
Underwriting gain (loss)	3	(13)	123%	(34)	(23)	(48%)
Net investment income [2]	22	14	57%	58	40	45%
Net realized gains (losses) [2]	2	2	—%	7	(3)	NM
Income before income taxes	27	3	NM	31	14	121%
Income tax expense [3]	5	1	NM	5	2	150%
Net income	$22	$2	NM	$26	$12	117%
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income

Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Net income increased in the three months ended September 30, 2021, primarily from favorable prior accident year reserve development in the 2021 period compared to unfavorable prior accident year reserve development in the 2020 period, as well as higher net investment income.
Net income increased in the nine months ended September 30, 2021, primarily due to higher net investment income and a change from net realized losses to net realized gains, partially offset by higher unfavorable prior accident year reserve development.
Underwriting gain in the three months ended September 30, 2021 compared to an underwriting loss in the prior year period primarily due to favorable prior accident year development in the current year period compared to unfavorable prior accident year development in the prior year period that was primarily driven by reserve increases for runoff assumed reinsurance business.
Underwriting loss increased in the nine months ended September 30, 2021, due to an increase in unfavorable prior accident year development, with unfavorable development in the 2021 period driven by an increase in reserves for sexual molestation and sexual abuse claims, primarily on assumed reinsurance, partially offset by a reduction in the allowance for uncollectible reinsurance
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2021. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2020 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|GROUP BENEFITS - RESULTS OF OPERATIONS

Operating Summary
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Premiums and other considerations	$1,415	$1,361	4%	$4,260	$4,175	2%
Net investment income [1]	159	117	36%	422	324	30%
Net realized gains [1]	13	9	44%	60	4	NM
Total revenues	1,587	1,487	7%	4,742	4,503	5%
Benefits, losses and loss adjustment expenses	1,199	1,005	19%	3,414	3,045	12%
Amortization of DAC	11	13	(15%)	32	39	(18%)
Insurance operating costs and other expenses	336	312	8%	1,015	991	2%
Amortization of other intangible assets	10	10	—%	30	30	—%
Total benefits, losses and expenses	1,556	1,340	16%	4,491	4,105	9%
Income before income taxes	31	147	(79%)	251	398	(37%)
Income tax expense [2]	3	28	(89%)	44	74	(41%)
Net income	$28	$119	(76%)	$207	$324	(36%)
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Fully insured – ongoing premiums	$1,372	$1,316	4%	$4,122	$3,988	3%
Buyout premiums	—	1	(100%)	2	55	(96%)
Fee income	43	44	(2%)	136	132	3%
Total premiums and other considerations	$1,415	$1,361	4%	$4,260	$4,175	2%
Fully insured ongoing sales, excluding buyouts	$82	$134	(39%)	$693	$668	4%

Ratios, Excluding Buyouts
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Group disability loss ratio	68.4%	65.3%	3.1	67.0%	66.4%	0.6
Group life loss ratio	110.9%	87.5%	23.4	100.9%	82.6%	18.3
Total loss ratio	84.7%	73.8%	10.9	80.1%	72.6%	7.5
Expense ratio [1]	25.2%	24.3%	0.9	25.2%	25.4%	(0.2)
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Margin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net income margin	1.8%	8.0%	(6.2)	4.4%	7.2%	(2.8)
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses (gains) excluded from core earnings, before tax	(0.9%)	(0.6%)	(0.3)	(1.3%)	(0.1%)	(1.2)
Integration and other non-recurring M&A costs, before tax	0.1%	0.3%	(0.2)	0.1%	0.3%	(0.2)
Income tax benefit	0.2%	0.2%	—	0.3%	—%	0.3
Impact of excluding buyouts from denominator of core earnings margin	—%	—%	—	—%	0.1%	(0.1)
Core earnings margin	1.2%	7.9%	(6.7)	3.5%	7.5%	(4.0)
Net Income
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Net income decreased from the third quarter of 2020 largely driven by an increase in excess mortality losses and short-term disability losses related to COVID-19 and higher operating expenses, partially offset by higher net investment income and increased premium volume.
For the nine month period ended September 30, 2021, net income decreased largely driven by higher excess mortality and short-term disability losses and higher operating expenses, partially offset by an increase in net investment income, an increase in net realized gains and increased premium volume.
Insurance operating costs and other expenses for both the three and nine month periods were higher year over year as an increase in incentive compensation, technology costs and claim costs to handle elevated claim levels resulting from the pandemic was partially offset by lower staffing and other costs due to the Hartford Next operational transformation and cost reduction program and a decrease in integration costs.
In the three month period, expenses were also unfavorably impacted by a lower decrease in the allowance for credit losses on premiums receivable. In the nine month period, a decrease in the allowance for credit losses on premiums receivable in the current year compared to an increase in the allowance in the prior year.
Fully Insured Ongoing Premiums
[1] Other of $70 and $79 is included in the three months ended September 30, 2020, and 2021, respectively, and $200 and $235 for the nine months ended September 30, 2020 and 2021, respectively, which includes other group coverages such as retiree health insurance, critical illness, accident, hospital indemnity and participant accident coverages.
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Fully insured ongoing premiums increased primarily due to an increase in exposure on existing accounts as our customers emerge from the pandemic, as well as strong persistency and sales.
Fully insured ongoing sales, excluding buyouts decreased for the three month period, as the prior year included two large national account sales. For the nine month period, fully insured ongoing sales, excluding buyouts, increased with increases in group disability and other partially offset by a decrease in group life.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Total loss ratio increased 10.9 points for the three month period reflecting a higher loss ratio in both group life and group disability. The group life loss ratio increased 23.4 points compared to prior year due to increased excess mortality, partially offset by reserve strengthening related to late reported death claims in the third quarter of 2020. Excess mortality recognized in the three months ended September 30, 2021 was $212, or 35.9 points, compared to $42, or 7.1 points, in the same prior year period. Included in the excess mortality estimate for the three months ended September 30, 2021 were estimated losses of $233, or 39.4 points, for claims with dates of loss in the third quarter, partially offset by favorable development of $21, or 3.6 points, on excess mortality estimates related to prior quarters, the majority of which relates to favorable development on second quarter 2021 claims. The disability loss ratio increased 3.1 points due to an increase in short-term disability claim incidence as the prior year period was more favorably impacted by fewer elective procedures during the early stages of the pandemic. The increased short-term disability claim incidence is partially offset by lower long-term disability claim incidence and stronger recoveries related to prior incurral year reserves.
Total loss ratio increased 7.5 points for the nine month period reflecting a higher group life loss ratio and a slightly higher group disability loss ratio. The group life loss ratio increased 18.3 points driven by a 18.7 point increase in excess mortality claims compared to the nine month period ended September 30, 2020. For the nine month period ended September 30, 2021 and 2020, excess mortality losses were $422 and $87, respectively. The group disability loss ratio increased 0.6 points due to an increase in short-term disability claim incidence as the prior year period was more favorably impacted by fewer elective procedures during the early stages of the pandemic. The increased short-term disability claim incidence was partially offset by a higher New York Paid Family Leave risk adjustment recognized in the 2021 period.
Expense ratio increased for the three month period and was relatively flat for the nine month period. Both the three and nine month periods included an increase in incentive compensation, technology costs and claim costs to handle elevated claim levels resulting from the pandemic, offset by lower staffing and other costs as a result of the Hartford Next operational transformation and cost reduction program, and higher earned premiums. The three month period included a lower decrease in the allowance for credit losses on premium receivables. The nine month period included a decrease in the allowance for credit losses on premiums receivable compared to an increase in the allowance in the prior year period.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Fee income and other revenue	$306	$250	22%	$884	$724	22%
Net investment income	2	1	100%	3	3	—%
Net realized gains (losses)	(3)	5	(160%)	1	2	(50%)
Total revenues	305	256	19%	888	729	22%
Amortization of DAC	3	4	(25%)	9	11	(18%)
Operating costs and other expenses	232	197	18%	684	569	20%
Total benefits, losses and expenses	235	201	17%	693	580	19%
Income before income taxes	70	55	27%	195	149	31%
Income tax expense [1]	14	11	27%	40	30	33%
Net income	$56	$44	27%	$155	$119	30%
Daily average Hartford Funds AUM	$155,041	$122,528	27%	$149,599	$117,693	27%
ROA [2]	14.4	14.4	—%	13.8	13.5	2%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized losses excluded from core earnings, before tax	0.8	(1.6)	150%	(0.1)	(0.2)	50%
Effect of income tax expense (benefit)	(0.2)	0.3	(167%)	—	—	—%
ROA, core earnings [2]	15.0	13.1	15%	13.7	13.3	3%
[1]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Mutual Fund and ETP AUM - beginning of period	$138,511	$104,721	32%	$124,627	$112,533	11%
Sales - mutual fund	7,086	5,878	21%	24,938	21,505	16%
Redemptions - mutual fund	(6,778)	(7,064)	4%	(21,506)	(24,599)	13%
Net flows - ETP	(13)	(80)	84%	77	(271)	128%
Net flows - mutual fund and ETP	295	(1,266)	123%	3,509	(3,365)	NM
Change in market value and other	(1,520)	6,586	(123%)	9,150	873	NM
Mutual fund and ETP AUM - end of period	137,286	110,041	25%	137,286	110,041	25%
Talcott Resolution life and annuity separate account AUM [1]	14,800	13,669	8%	14,800	13,669	8%
Hartford Funds AUM - end of period	$152,086	$123,710	23%	$152,086	$123,710	23%
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.
Mutual Fund and ETP AUM by Asset Class

	As of September 30,
	2021	2020	Change
Equity	$91,600	$70,649	30%
Fixed Income	19,632	15,655	25%
Multi-Strategy Investments [1]	22,925	21,116	9%
Exchange-traded Products	3,129	2,621	19%
Mutual Fund and ETP AUM	$137,286	$110,041	25%
[1] Includes balanced, allocation, and alternative investment products.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Net income increased for the three month period primarily due to higher fee income as a result of an increase in daily average assets under management, partially offset by higher variable costs and a change from net realized gains to net realized losses. Realized gains (losses) consist of changes in the market value of Company assets invested in certain funds, which was driven by changes in equity markets. For the nine month period, net income increased primarily due to higher fee income, partially offset by higher variable costs and the effect of a $12 reduction in contingent consideration payable associated with the acquisition of Lattice that was recognized in first quarter 2020.
Hartford Funds AUM
September 30, 2021 compared to September 30, 2020
Hartford Funds AUM increased primarily due to net inflows and an increase in market values over the previous twelve months. For the nine months ended September 30, 2021, the Company recognized net inflows on mutual fund and ETP of $3.5 billion, compared to net outflows of $3.4 billion for the nine months ended September 30, 2020.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Fee income [1]	$12	$13	(8%)	$38	$38	—%
Other revenue (loss)	—	(21)	100%	(10)	54	(119%)
Net investment income	2	3	(33%)	8	16	(50%)
Net realized gains (losses)	3	13	(77%)	70	(2)	NM
Total revenues	17	8	113%	106	106	—%
Benefits, losses and loss adjustment expenses [2]	1	1	—%	4	13	(69%)
Insurance operating costs and other expenses [1]	17	9	89%	75	59	27%
Interest expense [3]	58	58	—%	172	179	(4%)
Restructuring and other costs	(12)	87	(114%)	(1)	87	(101%)
Total benefits, losses and expenses	64	155	(59%)	250	338	(26%)
Loss before income taxes	(47)	(147)	68%	(144)	(232)	38%
Income tax benefit [4]	(15)	(39)	62%	(33)	(51)	35%
Net loss	(32)	(108)	70%	(111)	(181)	39%
Preferred stock dividends	6	6	—%	16	16	—%
Net loss available to common stockholders	$(38)	$(114)	67%	$(127)	$(197)	36%
[1] Includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution.
[2] Includes benefits expense on life and annuity business previously underwritten by the Company.
[3] For discussion of debt, see Note 11 - Debt of Notes to the Condensed Consolidated Financial Statements and Note 14- Debt of Notes to Consolidated Financial Statements in The Hartford's 2020 Form 10-K Annual Report.
[4] For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.
Net Loss
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Net loss available to common stockholders for the third quarter of 2021 decreased from the third quarter of 2020 primarily due to a decrease in restructuring and other costs and the effect of a loss from the Company’s previously owned equity interest in Talcott Resolution in the 2020 period, partially offset by a decrease in net realized gains. Net loss available to common stockholders decreased in the nine month period as a decrease in restructuring and other costs and a change from net realized losses to net realized gains was partially offset by a change from income to loss from the Company’s previously owned equity interest in Talcott Resolution, an increase in operating costs and other expenses and lower net investment income.
Income (loss) from the Company’s previously owned equity interest in Talcott Resolution was $(21) for the three months ended September 30, 2020 and was $(11) and $43, respectively, for the nine months ended September 30, 2021 and 2020. The increase in operating costs and other expenses for the nine month period was primarily driven by legal and consulting costs associated with the unsolicited proposals from Chubb Limited to acquire the Company, partially offset by lower consulting fees. Net realized gains for the nine months ended September 30, 2021 included a $46 gain on sale of the Company’s 9.7% retained equity interest in Talcott Resolution.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest Expense
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Interest expense was flat year over year for the three month period and decreased for the nine month period primarily due to the repayment of our 5.5% senior notes in March of 2020.

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
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, and an aggregate property catastrophe treaty as well as individual risk agreements (including facultative reinsurance) that reinsure losses from specific classes or lines of business. The aggregate property catastrophe treaty covers the aggregate of catastrophe events designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand, in excess of a $700 retention. The occurrence-based property catastrophe treaties respond in excess of $100 per occurrence for all perils other than named storm and earthquake (subject to a $50 annual aggregate deductible). The Company has per risk and quota share reinsurance that would respond to certain COVID-19 related losses; however, communicable diseases are excluded from our per occurrence property catastrophe treaty, aggregate property treaty and workers' compensation catastrophe treaty that incepted on January 1, 2021. The Company has reinsurance in place to cover individual group life losses in excess of $1 per person.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Primary Catastrophe Treaty Reinsurance Coverages as of September 30, 2021 [1]

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty from 1/1/2021 to 12/31/2021 [2]
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
[1]These treaties do not cover the assumed reinsurance business which purchases its own retrocessional coverage.
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
[4]The aggregate treaty is not limited to a single event; rather, it is designed to provide reinsurance protection for the aggregate of all catastrophe events (up to $350 per event), either designated by the Property Claim Services office of Verisk or, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand. All catastrophe losses, except assumed reinsurance business losses, apply toward satisfying the $700 attachment point under the aggregate treaty.
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
As of September 30, 2021, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the nine months ended September 30, 2021, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 13 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
For further information on credit derivatives, see Note 6 - Derivatives of Notes to Condensed Consolidated Financial Statements.
Credit Risk of Business Operations
The Company is subject to credit risk related to the Company's commercial business that is written with large deductible policies or retrospectively-rated plans (referred to as "loss sensitive business"). The Company’s results of operations could be adversely affected if a significant portion of such contract holders failed to reimburse the Company for the deductible amount or the retrospectively rated policyholders failed to pay additional premiums owed. While the Company attempts to manage the risks discussed above through underwriting, credit analysis, collateral requirements, provision for bad debt, and other oversight mechanisms, the Company’s efforts may not be successful.
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
Sources of Equity Risk The Company has exposure to equity risk from invested assets, assets that support the Company’s pension and other post-retirement benefit plans, and fee income derived from Hartford Funds assets under management. In addition, up until June 30, 2021, the Company had equity exposure through a 9.7% ownership interest in Talcott Resolution. The sale of Talcott Resolution was completed on June 30, 2021, and the Company received a total of $217 in connection with the sale of its 9.7% ownership interest, resulting in a realized gain of $46.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Credit Quality
	September 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$6,433	$6,640	15.1%	$4,872	$5,214	11.6%
AAA	5,941	6,183	14.1%	6,482	6,848	15.2%
AA	7,338	7,794	17.7%	7,840	8,453	18.8%
A	10,260	11,068	25.2%	10,500	11,595	25.7%
BBB	9,199	9,895	22.5%	9,831	10,856	24.1%
BB & below	2,314	2,362	5.4%	2,036	2,069	4.6%
Total fixed maturities, AFS	$41,485	$43,942	100.0%	$41,561	$45,035	100.0%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2020, primarily due to a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads. Fixed maturities, FVO, included within other investments on the Condensed Consolidated Balance Sheets, are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	September 30, 2021						December 31, 2020
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,026	$—	$17	$—	$1,043	2.4%	$1,396	$—	$35	$—	$1,431	3.2%
Other	161	—	3	—	164	0.3%	129	—	4	—	133	0.3%
Collateralized loan obligations ("CLOs")	3,002	—	10	(1)	3,011	6.9%	2,780	—	7	(7)	2,780	6.2%
CMBS
Agency [1]	1,489	—	90	(3)	1,576	3.6%	1,779	—	117	(6)	1,890	4.2%
Bonds	2,238	—	126	(5)	2,359	5.3%	2,160	—	159	(13)	2,306	5.1%
Interest only	242	—	15	(1)	256	0.6%	280	—	10	(2)	288	0.6%
Corporate
Basic industry	755	—	45	(2)	798	1.8%	727	—	69	(1)	795	1.8%
Capital goods	1,426	—	99	(5)	1,520	3.5%	1,488	—	148	(11)	1,625	3.6%
Consumer cyclical	1,253	—	72	(3)	1,322	3.0%	1,434	(1)	108	(1)	1,540	3.4%
Consumer non-cyclical	2,571	—	196	(4)	2,763	6.3%	2,878	—	314	(4)	3,188	7.1%
Energy	1,434	(1)	128	(1)	1,560	3.6%	1,474	(1)	147	(4)	1,616	3.6%
Financial services	4,329	—	265	(10)	4,584	10.4%	4,523	(21)	398	(4)	4,896	10.9%
Tech./comm.	2,715	(3)	255	(9)	2,958	6.7%	2,651	—	370	(3)	3,018	6.7%
Transportation	730	—	53	(1)	782	1.8%	747	—	85	(3)	829	1.8%
Utilities	1,854	—	168	(6)	2,016	4.6%	1,999	—	250	—	2,249	5.0%
Other	530	—	29	(1)	558	1.3%	480	—	37	—	517	1.1%
Foreign govt./govt. agencies	916	—	40	(3)	953	2.2%	842	—	77	—	919	2.0%
Municipal bonds
Taxable	1,073	—	96	(2)	1,167	2.7%	1,084	—	109	(1)	1,192	2.6%
Tax-exempt	7,040	—	680	(9)	7,711	17.5%	7,480	—	831	—	8,311	18.5%
RMBS
Agency	1,455	—	60	(6)	1,509	3.4%	1,829	—	92	(2)	1,919	4.3%
Non-agency	1,538	—	18	(5)	1,551	3.5%	1,755	—	41	(1)	1,795	4.0%
Alt-A	15	—	1	—	16	—%	27	—	2	—	29	0.1%
Sub-prime	204	—	6	—	210	0.5%	355	—	9	—	364	0.8%
U.S. Treasuries	3,489	—	83	(17)	3,555	8.1%	1,264	—	141	—	1,405	3.1%
Total fixed maturities, AFS	$41,485	$(4)	$2,555	$(94)	$43,942	100.0%	$41,561	$(23)	$3,560	$(63)	$45,035	100.0%
Fixed maturities, FVO [2]					$75						$—
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
[2]Included within other investments on the Condensed Consolidated Balance Sheets.
The fair value of fixed maturities, AFS decreased as compared with December 31, 2020, primarily due to a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads. The Company decreased holdings of corporate bonds, RMBS, consumer loans, agency CMBS, and tax-exempt municipal bonds, while increasing holdings in U.S. treasuries and CLOs.
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Fixed Maturities, AFS by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of September 30, 2021
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,485	$1,572	$4	$4	$—	$—	$—	$—	$—	$—	$1,489	$1,576
Bonds	951	1,011	576	609	440	462	183	190	88	87	2,238	2,359
Interest Only	143	152	90	94	—	—	8	9	1	1	242	256
Total CMBS	2,579	2,735	670	707	440	462	191	199	89	88	3,969	4,191
RMBS
Agency	1,433	1,486	22	23	—	—	—	—	—	—	1,455	1,509
Non-Agency	576	589	458	461	376	374	114	113	14	14	1,538	1,551
Alt-A	1	1	—	—	—	—	—	—	14	15	15	16
Sub-Prime	8	8	34	35	71	73	28	29	63	65	204	210
Total RMBS	2,018	2,084	514	519	447	447	142	142	91	94	3,212	3,286
Total CMBS & RMBS	$4,597	$4,819	$1,184	$1,226	$887	$909	$333	$341	$180	$182	$7,181	$7,477

Exposure to CMBS & RMBS Bonds as of December 31, 2020
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,771	$1,882	$8	$8	$—	$—	$—	$—	$—	$—	$1,779	$1,890
Bonds	1,009	1,101	541	582	423	430	170	179	17	14	2,160	2,306
Interest Only	177	183	90	93	8	7	4	4	1	1	280	288
Total CMBS	2,957	3,166	639	683	431	437	174	183	18	15	4,219	4,484
RMBS
Agency	1,807	1,894	22	25	—	—	—	—	—	—	1,829	1,919
Non-Agency	1,034	1,063	371	380	313	315	36	36	1	1	1,755	1,795
Alt-A	—	—	3	3	2	2	2	2	20	22	27	29
Sub-Prime	1	1	25	26	114	116	102	105	113	116	355	364
Total RMBS	2,842	2,958	421	434	429	433	140	143	134	139	3,966	4,107
Total CMBS & RMBS	$5,799	$6,124	$1,060	$1,117	$860	$870	$314	$326	$152	$154	$8,185	$8,591
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
As of September 30, 2021, mortgage loans had an amortized cost of $5.1 billion and carrying value of $5.1 billion, with an ACL of $26. As of December 31, 2020, mortgage loans had an amortized cost of $4.5 billion and carrying value of $4.5 billion, with an ACL of $38. The decrease in the allowance is primarily attributable to improved economic scenarios, partially offset by an increase driven by net additions of new loans.
The Company funded $949 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 56% and a weighted average yield of 2.8% during the nine months ended September 30, 2021. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality industrial, retail, and multi-family properties with strong LTV ratios. There were no mortgage loans held for sale as of September 30, 2021 or December 31, 2020.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	September 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,010	$1,129	AA	$1,082	$1,232	AA+
Pre-refunded [1]	679	715	AAA	889	940	AAA
Revenue
Transportation	1,617	1,791	A	1,441	1,636	A+
Health Care	1,250	1,370	A+	1,273	1,407	A+
Leasing [2]	855	916	AA	905	985	AA-
Education	702	770	AA+	732	824	AA
Water & Sewer	509	543	AA	644	694	AA
Sales Tax	363	424	AA	394	464	AA
Power	318	356	A+	401	450	A+
Housing	106	111	AA	102	109	AA+
Other	704	753	AA-	701	762	A+
Total Revenue	6,424	7,034	AA-	6,593	7,331	AA-
Total Municipal	$8,113	$8,878	AA-	$8,564	$9,503	AA-
[1]Pre-refunded bonds are bonds for which an irrevocable trust containing sufficient U.S. treasury, agency, or other securities has been established to fund the remaining payments of principal and interest.
[2]Leasing revenue bonds are generally the obligations of a financing authority established by the municipality that leases facilities back to a municipality. The notes are typically secured by lease payments made by the municipality that is leasing the facilities financed by the issue. Lease payments may be subject to annual appropriation by the municipality, or the municipality may be obligated to appropriate general tax revenues to make lease payments.
As of September 30, 2021, the largest issuer concentrations were the State of California, the New York City Municipal Water Finance Authority, and the Pennsylvania State Turnpike Commission, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2020, the largest issuer concentrations were the New York State Dormitory Authority, the Commonwealth of Massachusetts, and the New York City Municipal Water Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 15% of the fair value of the Company's investment portfolio. While COVID-19 has had an impact on many municipal issuers, credit fundamentals in this sector have broadly stabilized due to an unprecedented influx of federal relief funds and a strong economic recovery in the second half of 2020 and year-to-date in 2021.
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
Income or losses on investments in limited partnerships and alternative investments are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Hedge funds	$7	15.6%	$6	15.1%	$26	19.7%	$4	3.9%
Real estate funds	85	39.3%	19	18.6%	111	20.4%	33	10.7%
Private equity funds	144	53.0%	37	16.9%	358	52.8%	29	4.5%
Other alternative investments [2]	23	19.4%	21	22.2%	67	21.3%	4	1.3%
Total	$259	39.6%	$83	18.3%	$562	33.7%	$70	5.2%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.

Investments in Limited Partnerships and Other Alternative Investments
	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Hedge funds	$215	7.3%	$158	7.6%
Real estate funds	1,073	36.2%	563	27.0%
Private equity and other funds	1,192	40.3%	944	45.4%
Other alternative investments [2]	481	16.2%	417	20.0%
Total	$2,961	100.0%	$2,082	100.0%
[2]Consists of an insurer-owned life insurance policy which is primarily invested in fixed income, private equity, and hedge funds.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $94 as of September 30, 2021 and have increased $31, from December 31, 2020, primarily due to higher interest rates, partially offset by tighter credit spreads. As of September 30, 2021, $91 of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $3 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%, primarily related to commercial real estate securities that were purchased at tighter credit spreads.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	September 30, 2021					December 31, 2020
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	560	$6,346	$—	$(49)	$6,297	102	$625	$—	$(3)	$622
Greater than three to six months	116	660	—	(3)	657	46	367	—	(5)	362
Greater than six to nine months	180	1,102	—	(22)	1,080	8	6	—	(1)	5
Greater than nine to eleven months	26	89	—	(3)	86	186	1,275	(1)	(27)	1,247
Twelve months or more	175	586	—	(17)	569	205	994	—	(27)	967
Total	1,057	$8,783	$—	$(94)	$8,689	547	$3,267	$(1)	$(63)	$3,203

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	September 30, 2021				December 31, 2020
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	—	$—	$—	$—	2	$2	$(1)	$1
Greater than six to nine months	—	—	—	—	1	46	(10)	36
Greater than nine to eleven months	1	2	(1)	1	2	5	(1)	4
Twelve months or more	21	4	(2)	2	24	5	(2)	3
Total	22	$6	$(3)	$3	29	$58	$(14)	$44
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and nine months ended September 30, 2021
There were no changes to the ACL for the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company recorded a net decrease in the ACL of $4, driven by increases in the fair value of corporate issuers that had an ACL in prior periods, partially offset by new expected credit losses on a media/entertainment company. Unrealized losses on securities with an ACL recognized in other comprehensive income were less than $1 for both the three and nine months ended September 30, 2021. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
There were no intent-to-sell impairments in the three and nine months ended September 30, 2021.
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
ACL on Mortgage Loans
Three and nine months ended September 30, 2021
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
For the three and nine months ended September 30, 2021, the Company recorded an increase (decrease) in the ACL on mortgage loans of $2 and ($12), respectively. The increase in the allowance for the three months ended September 30, 2021, was driven by net additions of new loans. The decrease in the allowance for the nine months ended September 30, 2021, was primarily the result of improved economic scenarios, partially offset by an increase driven by net additions of new loans. The Company did not record an ACL on any individual mortgage loans.
Three and nine months ended September 30, 2020
For the three and nine months ended September 30, 2020, the Company recorded an increase (decrease) in the ACL on mortgage loans of ($5) and $19, respectively. The decrease in the allowance for the three months ended September 30, 2020, was the result of improved property valuations in certain industry sectors that have been less impacted by the COVID-19 pandemic and modestly improved economic forecasts. The increase in the allowance for the nine months ended September 30, 2020, was due to the effects of the COVID-19 pandemic and its impacts on the economic forecasts, as well as lower estimated property values and operating income. The Company did not record an ACL on any individual mortgage loans.

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

|SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of September 30, 2021:
•$2.1 billion in fixed maturities, short-term investments, investment sales receivable and cash at The HFSG Holding Company.
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through March 29, 2023 (which was subsequently extended through October 27, 2026). As of September 30, 2021, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of September 30, 2021, there were no borrowings outstanding.

2021 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity.
•P&C - The Company's U.S. property and casualty insurance subsidiaries have dividend capacity of $1.7 billion for 2021, with approximately $1.1 billion of net dividends expected in 2021, including $780 paid to HFSG Holding Company through September 30, 2021.
•Group Benefits - HLA has dividend capacity of $295 in 2021 with approximately $295 of dividends expected in 2021, including $220 paid to HFSG Holding Company through September 30, 2021.
•Hartford Funds - HFSG Holding Company expects to receive approximately $165 in dividends from Hartford Funds in 2021, including $121 received through September 30, 2021.
•As part of the sale of Talcott Resolution, which was completed on June 30, 2021, the Company received $217 of proceeds.

Expected liquidity requirements for the next twelve months as of September 30, 2021:
•$220 of interest on debt;
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors;
•$520 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases; and
•$600 7.875% junior subordinated debentures expected to be called at par in April of 2022.

Equity repurchase program:
During the nine months ended September 30, 2021, the Company repurchased 19 million common shares for $1.2 billion under the share repurchase program authorized in December 2020, which is effective through December 31, 2022. The share repurchase program was initially authorized at $1.5 billion and, in April 2021, was increased to $2.5 billion. In October 2021, the Company announced an additional increase in the share repurchase authorization to $3.0 billion, which remains effective until December 31, 2022. The Company expects to utilize approximately $1.5 billion of this share repurchase authorization during 2021, subject to market conditions. During the period October 1, 2021 through October 27, 2021, the Company repurchased approximately 1.5 million common shares for $108.
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
Debt
On September 21, 2021, The Hartford issued $600 of 2.9% senior notes (“2.9% Notes”) due September 15, 2051 for net proceeds of approximately $588, after deducting underwriting discounts and expenses from the offering. Interest is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2022. The Hartford, at its option, can redeem the 2.9% Notes at any time, in whole or part, at a redemption price equal to the greater of 100% of the principal amount being redeemed or a make-whole amount based on a comparable maturity US Treasury plus 20 basis points, plus any accrued and unpaid interest, except the 2.9% Notes may be redeemed at par within six months of maturity. The Hartford intends to use the net proceeds along with other available resources to repay The Hartford's $600 7.875% junior subordinated debentures (“7.875% Notes”), which are redeemable at par on or after April 15, 2022. The Hartford expects to recognize a loss on extinguishment of debt of $9, before tax, on redemption.
For additional information on Debt, see Note 11 - Debt of Notes to Condensed Consolidated Financial Statements.
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since July 1, 2021:
Common Stock Dividends

Declared	Record	Payable	Amount per share
July 21, 2021	September 1, 2021	October 4, 2021	$0.350
October 28, 2021	December 1, 2021	January 4, 2022	$0.385
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
July 21, 2021	November 1, 2021	November 15, 2021	$375.00
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
Property casualty insurers domiciled in New York, including Navigators Insurance Company ("NIC") and Navigators Specialty Insurance Company ("NSIC"), generally may not, without notice to and approval by the state insurance commissioner, pay dividends out of earned surplus in any twelve-month period that exceeds the lesser of (i) 10% of the insurer’s statutory policyholders’ surplus as of the most recent financial statement on file, or (ii) 100% of its adjusted net investment income, as defined, for the same twelve month period.
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
Through the first nine months of 2021, HFSG Holding Company received approximately $1.1 billion of net dividends from its subsidiaries, including $220 from HLA, $121 from Hartford Funds and $780 from its U.S. P&C subsidiaries, excluding $100 of P&C dividends that were subsequently contributed to a P&C subsidiary and $37 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
Over the remainder of 2021, the Company anticipates receiving approximately $325 of net dividends from its U.S. P&C subsidiaries, approximately $75 of dividends from HLA and approximately $45 of dividends from Hartford Funds.
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
Revolving Credit Facility
In 2018, The Hartford entered into a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through March 29, 2023. As of September 30, 2021, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. On October 27, 2021, The Hartford amended and restated the Credit Facility and extended it through October 27, 2026. For further information regarding the Credit Facility, see Note 11 – Debt of Notes to Condensed Consolidated Financial Statements and Note 14 -
Debt of Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K Annual Report.
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
As of September 30, 2021 there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of September 30, 2021, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
The Hartford has entered into a committed credit facility agreement with a syndicate of lenders (the "Club Facility") as well as a non-committed $25 credit facility with a lender (the "Bilateral Facility"). The Club Facility has two tranches with one tranche extending a $104 commitment and the other tranche extending a £85 million ($115 as of September 30, 2021) commitment. As of September 30, 2021, letters of credit with an aggregate face amount of $104 and £83.5 million, or $113, were outstanding under the Club Facility and no letters of credit were outstanding under the Bilateral Facility.
Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds and Lloyd's, consistent with Lloyd's requirements. As of September 30, 2021, The Hartford was in compliance with all financial covenants of both facilities.
For further information regarding the Club Facility and the Bilateral Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The Company does not have a 2021 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate making a contribution to the plan in 2021.
|DERIVATIVE COMMITMENTS
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could terminate agreements and demand immediate settlement of the outstanding net derivative positions transacted under each agreement. For further information, refer to Note 13 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
As of September 30, 2021, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty
As of September 30, 2021
Fixed maturities	$33,715
Short-term investments	1,232
Cash	199
Less: Derivative collateral	41
Total	$35,105

Group Benefits Operations
As of September 30, 2021
Fixed maturities	$9,923
Short-term investments	224
Cash	20
Less: Derivative collateral	25
Total	$10,142
|OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2020 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|CAPITALIZATION

Capital Structure
	September 30, 2021	December 31, 2020	Change
Long-term debt	$4,943	$4,352	14%
Total debt	4,943	4,352	14%
Common stockholders' equity excluding AOCI, net of tax	17,221	17,052	1%
Preferred stock	334	334	—%
AOCI, net of tax	307	1,170	(74%)
Total stockholders’ equity	17,862	18,556	(4%)
Total capitalization	$22,805	$22,908	—%
Debt to stockholders’ equity	28%	23%
Debt to capitalization	22%	19%
Total capitalization decreased $103 as of September 30, 2021 compared to December 31, 2020 primarily due to share repurchases in the period and a decrease in AOCI, partially offset by net income in excess of stockholder dividends and an increase in long-term debt due to the issuance of the 2.9% Notes.
For additional information on AOCI, net of tax, including unrealized gains from securities, see Note 15 - Changes In and
Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on debt, see Note 14 - Debt of Notes to Consolidated Financial Statement in The Hartford's 2020 Form 10-K Annual Report.
|CASH FLOW[1]

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$2,889	$2,655
Net cash used for investing activities	$(1,748)	$(1,007)
Net cash used for financing activities	$(963)	$(1,579)
Cash and restricted cash– end of period	$397	$270
[1] Cash activities in 2021 include cash flows related to Continental Europe Operations classified as held for sale beginning in the third quarter of 2020. See Note 17 - Business Disposition of Notes to Condensed Consolidated Financial Statements for discussion of this transaction.
Cash provided by operating activities increased in 2021 as compared to the prior year period primarily driven by lower operating expenses paid including lower payroll and employee related expenditures, greater cash distributions from limited partnerships, a decline in P&C losses and loss adjustment expenses paid, the impact of Personal Lines premium refunds in the 2020 period, and an increase in Commercial Lines premiums received. Positive cash flow impacts were partially offset by an increase in income taxes paid and an increase in Group Benefits loss and loss adjustment expenses paid in excess of premiums received.
Cash used for investing activities increased in 2021 as compared to the prior year as a result of a decrease from net proceeds to net payments for equity securities, an increase in net payments for partnerships, an increase in net payments for mortgage loans, and a decrease in net proceeds for derivatives, partially offset by an increase from net payments to net proceeds for fixed maturities, a decrease in net payments for short term investments and consideration received from the sale of the Company's equity interest in Talcott Resolution.
Cash used for financing activities decreased primarily due to proceeds from the issuance of debt in 2021, debt repayments in the 2020 period, and a decrease in cash used for securities lending transactions, partially offset by an increase in share repurchases in 2021.
Operating cash flow for the nine months ended September 30, 2021 has been adequate to meet liquidity requirements.
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

Insurance Financial Strength Ratings as of October 27, 2021
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
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2021	$10,795	$2,601	$13,396
Statutory income	1,015	58	1,073
Contributions from (dividends to) parent	(780)	(220)	(1,000)
Other items	364	42	406
Net change to U.S. statutory capital	599	(120)	479
U.S statutory capital at September 30, 2021	$11,394	$2,481	$13,875
[1]The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
[2]Excludes insurance operations in the U.K. and Continental Europe.

|CONTINGENCIES
Legal Proceedings
For a discussion regarding The Hartford’s legal proceedings, see the information contained in Note 13 -Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
personal automobile exclusions for restaurant employees who are transitioning to meal delivery services using their personal automobile policy as coverage. The Hartford offered consumer financial relief including a 15 percent refund on policyholders’ April and May 2020 personal automobile insurance premiums, waived late payments fees for a period of time for business and personal insurance customers and temporarily suspended policy cancellations for policyholders of our Commercial Lines, Personal Lines and Group Benefits segments. As the COVID-19 global pandemic continues, regulators may require us or we may elect to provide additional consumer and/or business financial relief. We may also see this manifest in the review and approval of new rate filings, with regulators applying heightened scrutiny even when rate reductions are proposed. The duration and scope of such regulatory/Company actions are uncertain, and the impacts of such actions could adversely affect the Company’s insurance business.
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
American Rescue Plan Act of 2021- On March 11, 2021, President Biden signed the $1.9 trillion American Rescue Plan. The comprehensive bill includes provisions on taxes, healthcare, unemployment benefits, direct payments, state and local funding and other issues. The American Rescue Plan also directed billions of dollars towards the Paycheck Protection Program ("PPP") and Targeted Economic Injury Disaster Loan Advance payments to support small businesses across the nation. Additionally, this law directed $28.6 billion for the Restaurant Revitalization Fund for industry-focused grants. On March 30, 2021, President Biden signed the PPP Extension Act of 2021 which set a new application deadline of May 31, 2021 allowing the Small Business Administration (SBA) to continue processing applications for up to 30 days past the May 31 deadline.
Federal emergency leave legislation- On March 18, 2020, the Families First Coronavirus Response Act ("FFCRA") was signed into law by the President, and was effective from April 1, 2020 to December 31, 2020. This legislation included a number of funding provisions and worker protections including mandated emergency paid sick leave and paid family and medical leave programs. For private employers with fewer than 500 employees, and most public employers, new programs were put in place to guarantee individuals 10 days of paid sick leave, and up to 10 weeks of paid family and medical leave to deal directly with COVID-19. Eligible employers have access to a tax credit to reimburse for costs related to the emergency leave programs. On December 27, 2020, the Consolidated Appropriations Act of 2021 was signed into law and included a bipartisan COVID-19 relief bill. Although the mandatory paid leave provisions from the FFCRA expired on December 31, 2020, the new law extended FFCRA tax credits through March 31, 2021, for covered employers that voluntarily continued to offer paid leave under the FFCRA framework. As part of the American Rescue Plan, Congress again extended certain FFCRA refundable tax credits between April 1 and September 30, 2021, for covered employers who voluntarily offer emergency paid leave for reasons described under FFCRA. The American Rescue Plan also expands the allowable leaves of absence for purposes of qualifying for the tax credit. The Hartford is providing support for the administration of the family and medical leave component of these voluntary company FFCRA-type leaves for our Group Benefits customers. Congress also approved a $2 trillion Coronavirus Aid, Relief and Economic Security ("CARES") Act. The bill, signed into law on March 27, 2020, focused on providing financial support for small businesses, individuals, emergency workers, airlines and other industries of national security. The CARES Act included several technical corrections to the emergency leave programs and created advance refunding credits, which allow the U.S. Treasury to develop regulations or guidance to permit advancement of the tax credit for both the emergency paid sick leave and paid family and medical leave. While we do not anticipate further emergency Congressional legislative action on paid leave, we continue to closely monitor the federal legislative landscape for possible activity.
Federal tax legislation- In response to the COVID-19 Global Pandemic, Congress, various states and other global jurisdictions have passed numerous pieces of legislation which contain a number of changes to the tax laws in order to aid impacted businesses and individuals, as well as provide economic stimulus. The Company deferred the employer’s portion of the Social Security tax on wages from March 27, 2020 to year-end 2020. Such deferred amounts are due and payable over a two-year period, 50% by December 31, 2021 and 50% by December 31, 2022. The U.S. Treasury and IRS continue to develop guidance implementing these new tax law provisions, and Congress may consider additional technical corrections to these laws. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.
Biden Administration Build Back Better Agenda
Over the last several months the Biden Administration has been calling for Congressional action on the President’s Build Back Better Agenda. The Build Back Better plan outlines funding across traditional infrastructure verticals such as roads, bridges, and highways plus spending for human infrastructure including a national Paid Family and Medical Leave program, clean energy initiatives, and childcare. While Congress is currently considering these proposals, the extent to which the proposed programs will be funded remains unclear.
The bipartisan “Infrastructure Investment and Jobs Act,” which supports traditional infrastructure spending is awaiting a final vote in the U.S. House of Representatives. The delay in passage is largely due to the ongoing debate over the second legislative vehicle under development for funding of human infrastructure programs, which could move through Congress via the budget reconciliation process.
Notably, a national Paid Family and Medical Leave program could affect existing state-based disability and paid leave programs or other products and services that the Company provides through its Group Benefits business.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
If enacted, the effect of the provisions of the Build Back Better Agenda on the Company’s operations and ability to attract new business and retain existing customers is unclear.
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
US and International Tax Reform
At the end of 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted. The TCJA made significant reforms to the U.S. tax code. The major areas of interest to the Company included the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax ("AMT") and the refunding of AMT credits. As Congress debates action on various spending initiatives, it is considering a variety of proposals to fund the cost of the spending with certain revenue raising measures, including a possible increase in the corporate tax rate and other changes to taxes owed on income earned outside of the U.S. These and other tax proposals and regulatory initiatives that have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to TCJA and other tax proposals, see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. On October 8th, the Organization for Economic Cooperation and Development ("OECD") announced that 136 of 140 countries in the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting had agreed to an updated final agreement to address tax challenges arising from the digitalization of the economy, including the implementation of a global minimum tax. Since this is dependent on each country implementing the convention through domestic legislation, it is unclear at this point how quickly or uniformly such implementation might occur.

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

Part I - Item 4. Controls and Procedures

Item 4.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2021.
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

|

Part II - Item 1. Legal Proceedings

Item 1.
LEGAL PROCEEDINGS
For a discussion regarding The Hartford’s legal proceedings, see the information contained in Note 13 -Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The most recent share repurchase authorization, effective until December 31, 2022, was approved in December 2020, was increased by the Board of Directors from $1.5 billion to $2.5 billion in April 2021 and then increased further to $3.0 billion in
October 2021. During the period from October 1, 2021 to October 27, 2021, the Company repurchased 1.5 million shares for $108. The timing of any repurchase of shares under the remaining equity repurchase authorization is dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

Repurchases of Common Stock by the Issuer for the Three Months Ended September 30, 2021
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
				(in millions)
July 1, 2021 - July 31, 2021	2,120,221	$61.84	2,120,221	$1,678
August 1, 2021 - August 31, 2021	3,165,631	$66.77	3,165,631	$1,467
September 1, 2021 - September 30, 2021	2,442,711	$69.17	2,442,711	$1,298
Total	7,728,563	$66.18	7,728,563
[1] This column reflects the $2.5 billion share repurchase authorization as of September 30, 2021. In October 2021, the Board increased this authorization to $3.0 billion. As a result of the increase, the Company had approximately $1.7 billion remaining under its share repurchase authorization as of October 27, 2021.

Item 6.
EXHIBITS

See Exhibits Index on page	119.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2021
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective December 17, 2020.	8-K	001-13958	3.1	7/21/2016
4.01	Third Supplemental Indenture, dated as of September 21, 2021, between The Hartford Financial Services Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-13958	4.4	9/21/2021
4.02	Form of global note for $600 million aggregate principal amount of 2.900% Senior Notes due 2051.	8-K	001-13958	4.5	9/21/2021
10.01	Amended and Restated Credit Agreement dated October 27, 2021, among The Hartford as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.1	10/28/2021
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

|

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	October 28, 2021	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)