Form 10-K
period 2021-12-31
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2022-02-18
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $22 billion, based on the closing price of $61.97 per share of the Common Stock on the New York Stock Exchange on June 30, 2021.
As of February 17, 2022, there were outstanding 331,646,836 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Item	Description	Page
	Part I
1	BUSINESS	6
1A.	RISK FACTORS	22
1B.	UNRESOLVED STAFF COMMENTS	None
2	PROPERTIES	36
3	LEGAL PROCEEDINGS	36
4	MINE SAFETY DISCLOSURES	Not Applicable
	Part II
5	MARKET FOR THE HARTFORD'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	37
6	RESERVED	None
7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39
7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	[a]
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	[b]
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	None
9A.	CONTROLS AND PROCEDURES	122
9B.	OTHER INFORMATION	None
	Part III
10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD	124
11	EXECUTIVE COMPENSATION	[c]
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	125
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	[d]
14	PRINCIPAL ACCOUNTING FEES AND SERVICES	[e]
	Part IV
15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	126
	EXHIBITS INDEX	233
16	FORM 10-K SUMMARY	Not Applicable
	SIGNATURES	236
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
•Risks relating to the continued COVID-19 pandemic, including impacts to the Company's insurance and product-related, regulatory/legal, recessionary and other global economic, capital and liquidity and operational risks
•Risks Relating to Economic, Political and Global Market Conditions:
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
◦weather and other natural physical events, including the intensity and frequency of thunderstorms, tornadoes, hail, wildfires, flooding, winter storms, hurricanes and tropical storms, as well as climate change and its potential impact on weather patterns;
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
◦the potential for impairments of our goodwill;
•Strategic and Operational Risks:
◦the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster, cyber or other information security incident or other unanticipated event;
◦the potential for difficulties arising from outsourcing and similar third-party relationships;
◦the risks, challenges and uncertainties associated with capital management plans, expense reduction initiatives and other actions;
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

Part I - Item 1. Business

Item 1.
BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
GENERAL
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is a holding company for a group of subsidiaries that provide property and casualty ("P&C") insurance, group benefits insurance and services, and mutual funds and exchange-traded products to individual and business customers in the United States as well as in the United Kingdom and other international locations. The Hartford is headquartered in Connecticut and its oldest subsidiary, Hartford Fire Insurance Company, dates back to 1810. At December 31, 2021, total assets and total stockholders’ equity of The Hartford were $76.6 billion and $17.8 billion, respectively.
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
PURPOSE and STRATEGIC PRIORITIES
The Hartford’s mission is to provide people with the support and protection they need to pursue their unique ambitions, seize opportunity, and prevail through unexpected challenge. Our strategy to maximize value creation for all stakeholders focuses on advancing underwriting excellence, emphasizing digital capabilities, maximizing distribution channels, optimizing organizational efficiency, and advancing environmental, social and governance ("ESG") leadership.
We endeavor to maintain and enhance our position as a market leader by leveraging our core strengths of underwriting excellence, risk management, claims, product development and distribution. We are investing in claims, analytics, data science and digital capabilities to strengthen our existing competitive advantages.
An ethics, people, and performance-driven culture drives our values. We have proactive positions on ESG issues important to our sustainability, and our capacity to deliver long-term stockholder value.

|

Part I - Item 1. Business

2022 Priorities
As we enter 2022, our strategy remains consistent and we are focused on the following priorities across our businesses:
•Advancing leading underwriting capabilities across our portfolio to offer expanded products and services;
•Emphasizing digital, data and analytics, and data science that enhance the customer experience and improve the underwriting and claims decision making;
•Maximizing distribution channels and product breadth to increase market share;
•Optimizing organizational efficiency with a focus on continuous improvement. For information on the Company’s operational transformation and cost reduction plan (called “Hartford Next”), refer to The Hartford’s Operations section of Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Before considering investments in new products and technology, we are on track to achieve a reduction in annual insurance operating costs and other expenses of approximately $540 in 2022 and $625 in 2023, relative to 2019;
•Balancing capital deployment for organic growth, investments in the business, and return to stockholders through dividends and share repurchases; and
•Continuing to advance ESG leadership in order to attract and retain top talent and enhance value to stockholders. For more information on retaining and attracting talent through our diversity, equity and inclusion initiatives, refer to the Human Capital Resources section of Part 1, Item 1.
Within our businesses, we will continue to pursue objectives specific to each, including:
Commercial Lines
•Benefiting from a firm pricing environment in most property and liability lines while navigating continued pricing pressure in workers’ compensation by staying disciplined in our underwriting;
•Successfully leveraging our broader underwriting capabilities, product breadth, risk appetite and expanded access to cross-sell global specialty product lines to customers of small commercial and middle & large commercial, and grow specialized verticals in middle & large commercial;
•Accelerating use of data, digital technology and voice of customer to transform and differentiate our business; and
•Expanding distribution to match customers’ preferred access points.
Personal Lines
•Continuing to transform our products, regain competitive momentum, and grow top-line through the continued rollout of our new automobile and homeowners product, Prevail, which is tailored to the mature market and includes digital service capabilities that provide real time transaction support;
•Transforming underwriting to improve member experience and reduce expense;
•Driving new business growth in AARP Direct through direct marketing initiatives designed to increase conversion rates; and
•Expanding use of telematics and investing in digital capabilities.
Group Benefits
•Continuing to grow revenues through strong sales and persistency;
•Expanding absence/leave management capabilities and pursuing product innovation to meet the rapidly evolving needs of employers and employees;
•Continuing to grow market share of voluntary product offerings, including supplemental health coverage, as well as new state paid family and medical leave;
•Completing the implementation of our disability and leave management claims platform, The Hartford Ability Advantage, to enhance the overall customer experience and accommodate the Company’s leave management programs; and
•Investing in data and analytics to enhance risk management and reinvent processes at the intersection of data, analytics, artificial intelligence and technology.
Hartford Funds
•Driving organic growth across key distribution channels;
•Working with subadvisors to launch products to meet the needs of financial advisors and their clients.

REPORTING SEGMENTS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with acquisitions, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of a portion of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries as well as certain affiliates. Talcott Resolution Life, Inc. is the holding company of the life and annuity business that we sold in May 2018. In addition, up until June 30, 2021, Corporate included a 9.7% ownership interest in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018

|

Part I - Item 1. Business
(Hopmeadow Holdings, LP, Talcott Resolution Life Inc., and its subsidiaries are collectively referred to as “Talcott Resolution”).
2021 Revenues of $22,390 by Segment
[1]Includes Revenue of $88 for Property & Casualty Other Operations and $137 for Corporate.
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

|COMMERCIAL LINES
2021 Earned Premiums of $9,541 by Line of Business

2021 Earned Premiums of $9,541 by Product

|

Part I - Item 1. Business
Principal Products and Services

Automobile	Covers damage to a business's fleet of vehicles due to collision or other perils (automobile physical damage). In addition to first party automobile physical damage, commercial automobile covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or under-insured motorists.
Property	Covers the building a business owns or leases as well as its personal property, including tools and equipment, inventory, and furniture. A commercial property insurance policy covers losses resulting from fire, wind, hail, earthquake, theft and other covered perils, including coverage for assets such as accounts receivable and valuable papers and records. Commercial property may include specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery.
General Liability	Covers a business in the event it is sued for causing harm to a person and/or damage to property. General liability insurance covers third-party claims arising from accidents occurring on the insured’s premises or arising out of their operations. General liability insurance may also cover losses arising from product liability and provides replacement of lost income due to an event that interrupts business operations.
Marine	Encompasses various ocean and inland marine coverages including cargo, craft, hull, specie, transport and liability, among others.
Package Business	Covers both property and general liability damages.
Workers' Compensation	Covers employers for losses incurred due to employees sustaining an injury, illness or disability in connection with their work. Benefits paid under workers’ compensation policies may include reimbursement of medical care costs, replacement income, compensation for permanent injuries and benefits to survivors. Workers’ compensation is provided under both guaranteed cost policies (coverage for a fixed premium) and loss sensitive policies where premiums are adjustable based on the loss experience of the employer.
Professional Liability	Covers liability arising from directors and officers acting in their official capacity and liability for errors and omissions committed by professionals and others. Coverage may also provide employment practices insurance relating to allegations of wrongful termination and discrimination.
Bond	Encompasses fidelity and surety insurance, including commercial surety, contract surety and fidelity bonds. Commercial surety includes bonds that insure non-performance by contractors, license and permit bonds to help meet government-mandated requirements and probate and judicial bonds for fiduciaries and civil court proceedings. Contract surety bonds may include payment and performance bonds for contractors. Fidelity bonds may include ERISA bonds related to the handling of retirement plan assets and bonds protecting against employee theft or fraud. The Company also provides credit and political risk insurance offered to clients with global operations.
Assumed Reinsurance	Includes assumed reinsurance of property, liability, surety, credit and political, marine and agriculture risks throughout the world but principally in Europe and the Americas. Business principally provides cover on broad books of business (i.e. treaty), as opposed to individual risks (i.e. facultative).
Through its three lines of business of small commercial, middle & large commercial, and global specialty, Commercial Lines offers its products and services to businesses in the United States ("U.S.") and internationally. Commercial Lines generally consists of products written for small businesses and middle market companies as well as national and multi-national accounts, largely distributed through retail agents and brokers, wholesale agents and global and specialty reinsurance brokers. The majority of Commercial Lines written premium is generated by small commercial and middle market lines, which provide coverage options and customized pricing based on the policyholder’s individual risk characteristics. Small commercial and middle market lines within middle & large commercial are generally referred to as standard commercial lines.
Small commercial provides coverages for small businesses, which the Company generally considers to be businesses with an annual payroll under $20, revenues under $50 and property values less than $20 per location. Primary coverages provided include workers' compensation, property, general liability and commercial automobile. Within small commercial, both property and general liability coverages are offered under a single package policy, marketed under the Spectrum name. Small commercial also provides excess and surplus lines coverage to small businesses including umbrella, general liability, property and other coverages.
Middle & large commercial business provides insurance coverages to medium-sized and national accounts businesses, which are companies whose payroll, revenue and property values exceed the small business definition. In addition to offering standard commercial lines products, including workers' compensation, property, general liability and commercial automobile products, middle & large commercial includes program business which provides tailored programs, primarily to customers with common risk characteristics. On national accounts, a significant portion of the business is written through large deductible programs. Other programs written within middle & large commercial are retrospectively-rated where the ultimate premium collected from the insured is adjusted based on how incurred losses for the policy year develop over time, subject to a minimum and maximum premium. Also within middle & large commercial, the Company writes captive programs business, which provides tailored programs to those seeking a loss sensitive solution where premiums are adjustable based on loss experience.
Lines of business written by small commercial and middle & large commercial are subject to rate regulation and written pricing increases or decreases partly in response to loss cost trends. Workers’ compensation rates are based on loss experience and are informed by data submitted through the National Council on Compensation Insurance ("NCCI"). Workers’ compensation rates have been under downward pressure for the industry due to favorable loss cost trends in

|

Part I - Item 1. Business
recent years, including due to lower claim frequency that occurred during the pandemic.
Global specialty provides a variety of customized insurance products, including property, liability, marine, professional liability, and bond. The vast majority of the business written by our Navigators Group insurance subsidiaries is reported in the global specialty business unit.
Marketing and Distribution
Commercial Lines provides insurance products and services through the Company’s regional offices, branches and sales and policyholder service centers throughout the United States and, to a lesser extent, overseas, principally in the United Kingdom. The products are marketed and distributed using independent retail agents and brokers, wholesale agents and global and specialty reinsurance brokers, with business also sold direct-to-consumer. In addition, the Company offers insurance products to customers of payroll service providers through its relationships with major national payroll companies in the United States and to members of affinity organizations. As the sole corporate member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"), the Company has the exclusive right to underwrite business up to an approved level of premium in the Lloyd’s market.
In the United States, independent agents, brokers and wholesalers are consolidating and this trend is expected to continue. This will likely result in a larger proportion of written premium being concentrated among fewer agents, brokers and wholesalers. These distribution partners are leveraging data and analytics for bargaining power.
Competition
Small Commercial
In small commercial, The Hartford competes against large national carriers, regional carriers and direct writers. Competitors include stock companies, mutual companies and other underwriting organizations. The small commercial market remains highly competitive and fragmented as carriers seek to differentiate themselves through product expansion, price, enhanced service and leading technology. Larger carriers such as The Hartford are continually advancing their pricing sophistication and ease of doing business with agents and customers through the use of technology, analytics and other capabilities that improve the process of evaluating a risk, quoting new business and servicing customers. The Company also continuously enhances digital capabilities as customers and distributors demand more access and convenience, and expands product and underwriting capabilities to accommodate both larger accounts and a broader risk appetite.
Existing competitors and new entrants, including start-up and non-traditional carriers, are actively looking to expand sales of business insurance products to small businesses through increasing their underwriting appetite, deepening their relationships with distribution partners, and through on-line and direct-to-consumer marketing. Carriers that can quote business in an automated way have a competitive advantage by shortening the time from quoting to issuance. Through its ICON quoting tool, The Hartford quotes over 70% of its Spectrum package business and workers’ compensation new business policies without human intervention.
Middle & Large Commercial
Middle & large commercial business is considered “high touch” and involves individual underwriting and pricing decisions. Competition in this market includes stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. In addition, some larger brokers are now becoming competitors through acquisition of managing general agents or managing general underwriters. Carriers in this marketplace seek to differentiate their product offerings, including by leveraging their umbrella and excess liability underwriting capacity to sell other lines of business. The pricing of middle market and national accounts is prone to significant volatility over time due to changes in individual account characteristics and exposure, as well as legislative and macro-economic forces. National and regional carriers participate in the middle & large commercial insurance sector, resulting in a competitive environment where pricing and policy terms are critical to securing new business and retaining existing accounts. Within this competitive environment, The Hartford is working to deepen its product and underwriting capabilities, leverage its sales and underwriting talent and expand its use of data analytics and third party data to make risk selection and pricing decisions. In product development and related areas such as claims and risk engineering, the Company has extended its capabilities in industry verticals, such as energy, construction, technology and life sciences.
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
Global Specialty
Global specialty competes against multi-national insurance and reinsurance companies, writing marine, property, excess casualty, professional liability, bond and assumed reinsurance. Global specialty writes many surplus lines of business which are lines of business not written through standard products licensed or admitted in a state. Since 2010, surplus lines has accounted for an increasing share of total commercial lines industry direct written premiums.
Customers served by the global specialty marketplace expect tailored policy language for their unique risks and, increasingly, are looking for a single insurance carrier to meet all their coverage needs. The Company has been successful in cross-selling global specialty product lines acquired through the Navigators Insurance Group acquisition to customers of small commercial and of middle & large commercial and seeks to expand cross-sell opportunities in the future. The Hartford competes on the basis of its underwriting capabilities where it uses data and actuarial insights to enhance risk selection. The Company seeks to drive greater efficiency, shorten the quoting process and improve the customer’s experience through

|

Part I - Item 1. Business
expanded use of digital capabilities. While global specialty benefitted from firm market conditions in 2020 and 2021, more capital has entered the specialty lines marketplace, increasing competition and putting downward pressure on rates.
Lloyd's Syndicate and London market business have been under financial stress in recent years due to a perceived lack of adequate pricing and an excessive focus on growth at the expense of underwriting discipline in those markets, combined with a significant increase in the level of catastrophe activity. As such, syndicates and London market carriers, including The Hartford, have taken pricing and underwriting actions to improve profitability. Lloyd's, which is regulated by the Financial Conduct Authority and Prudential Regulatory Authority in the U.K., has been implementing changes to improve performance of the syndicates including a more rigorous approach to the approval of syndicate business plans. Additionally, Lloyd’s has also introduced recent changes which require that members limit the amount of tier 2 capital (e.g. letters of credit) that can be used to meet syndicate solvency capital requirements. For further discussion, see Part II, Item 7, MD&A - Capital Resources and Liquidity.

|PERSONAL LINES
2021 Earned Premiums of $2,954 by Line of Business

2021 Earned Premiums of $2,954 by Product
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
Personal Lines provides automobile, homeowners and personal umbrella coverages to individuals across the United States, mostly through a program designed exclusively for members of AARP (“AARP Program”). The Hartford's automobile and homeowners products provide coverage options and pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, they represent a significant portion of the total Personal Lines' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $2.7 billion, $2.8 billion and
$2.9 billion in 2021, 2020 and 2019, respectively. The AARP relationship provides The Company with a competitive advantage to capitalize on the continued growth of the over age-50 population.
During 2021, the Company began introducing its new product, Prevail, which is being rolled out for new business on a state-by-state basis through 2022 and into 2023 and was in seven states as of December, 2021. Prevail is tailored to the mature market and includes digital service capabilities that provide real time transaction support. Among other things, overall rate levels, price segmentation, rating factors and underwriting procedures

|

Part I - Item 1. Business
are being updated through the introduction of Prevail. Personal Lines works with carrier partners to provide risk protection options for AARP members with needs beyond the company’s current product offering.
Marketing and Distribution
Personal Lines reaches diverse customers through multiple distribution channels, including direct-to-consumer and independent agents. The direct-to-consumer channel continues to represent a larger share of the automobile insurance market, accounting for more than one-third of premiums. In direct-to-consumer, Personal Lines markets its products through a mix of media, including direct mail, digital marketing, television as well as digital and print advertising. Through the agency channel, Personal Lines provides products and services to customers through a network of independent agents in the standard personal lines market, primarily serving mature, preferred consumers. These independent agents are not employees of the Company.
Personal Lines has made significant investments in offering direct and agency-based customers the opportunity to interact with the company on-line, including via mobile devices. In addition, its technology platform for telephone sales centers enables sales representatives to provide an enhanced experience for direct-to-consumer customers, positioning the Company to offer unique capabilities to AARP’s member base.
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
New business premium growth partly depends on the rate that consumers shop for insurance and while shopping rates have generally rebounded since the depths of the pandemic, they have rebounded more slowly in the 50-plus age segment. Prior to May 2021, in most states, new business automobile and home policies were issued to AARP members with a lifetime continuation agreement endorsement, providing that the policies will be renewed as long as certain terms are met, such as timely payment of premium and maintaining a driver’s license in good standing. However, beginning in May 2021, Personal Lines no longer offers the lifetime continuation agreement to new business home and automobile policies. The endorsement will remain on renewal policies with original new business effective dates prior to May 2021.
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
Competition
The personal lines automobile and homeowners insurance markets are highly competitive. Personal lines insurance is written by insurance companies of varying sizes that compete principally on the basis of price, product, service, including claims handling, the insurer's ratings and brand recognition. Companies with strong ratings, recognized brands, direct sales capability and economies of scale will have a competitive advantage. Larger carriers have the advantage of economies of scale with the top ten personal lines insurers accounting for approximately 70% of market share.
In recent years, insurers have increased their advertising in the direct-to-consumer market in an effort to gain new business and retain profitable business. The growth of direct-to-consumer sales, including by new entrants to the marketplace, continues to outpace sales in the agency distribution channel.
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
The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business, and carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments. The Company continues to invest in capabilities to better utilize data and analytics, and thereby, refine and manage underwriting and pricing. Carriers, including The Hartford, have invested in telematics capabilities to enable better risk selection and pricing segmentation in response to changes in driving patterns. In 43 states, the Hartford offers its telematics program, TrueLane, which offers discounts for good driving behavior based on such attributes as braking, speed, distracted driving, and acceleration.
Also, new automobile technology advancements, including lane departure warnings, backup cameras, automatic braking and active collision alerts, are being deployed rapidly and are expected to improve driver safety and reduce the likelihood of vehicle collisions. However, these features include expensive parts, potentially increasing average claim severity.
In 2021, inflation had an increasing impact on the industry. Supply chain pressures, advanced vehicle technology, and a tight labor market have increased the cost of automobile repairs and supply chain issues are also resulting in higher costs to repair homes.

|

Part I - Item 1. Business

|P&C OTHER OPERATIONS
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

|GROUP BENEFITS
2021 Premiums and Fee Income of $5,687
Principal Products and Services

Group Life	Typically is term life insurance provided in the form of yearly renewable term life insurance. Other life coverages in this category include accidental death and dismemberment and travel accident insurance.
Group Disability
Typically comprised of short-term disability and long-term disability plans that pay a percentage of an employee’s salary for a period of time if they are ill or injured and cannot perform the duties of their job. Short-term and long-term disability policies have elimination periods that must be satisfied prior to benefit payments. The Company also earns fee income from leave management services for federal, state and employer family and medical leave programs, as well as the administration of employer self-funded disability plans.

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
Statutory paid family leave ("PFL") and paid family medical leave ("PFML") programs are a source of growth as the Company offers fully insured coverage or administers self-insured coverage for some of these programs. As of 2021, nine states and the District of Columbia have enacted PFL programs and additional states are considering adopting paid family leave or paid family and medical leave programs.
Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms at renewal in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. Policies are typically

|

Part I - Item 1. Business
sold with one, two or three-year rate guarantees depending upon the product and market segment.
Marketing and Distribution
The Group Benefits distribution network is managed through a regional sales office system to distribute its group insurance products and services through a variety of distribution outlets including brokers, consultants, third-party administrators and trade associations. Additionally, the segment has relationships with several private exchanges which offer its products to employer groups. Technology providers, including human resources platform vendors, are taking an increasingly prominent role in influencing customer decisions that also influence selection of the group benefits insurance provider.
Competition
Group Benefits competes with numerous insurance companies and financial intermediaries marketing insurance products. The market for group benefits is expected to grow as the COVID-19 pandemic has driven new demand for employee benefits among both employees and employers. For example, there is increased interest in benefits addressing mental health and wellness, caregiving costs and remote work considerations.
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
The Company's market presence has increased in recent years, benefiting from our industry leading digital technology and integrated absence management and claims platform.
Additionally, as employers continue to focus on reducing the cost of employee benefits, we expect more companies to offer voluntary products paid for by employees. Across the industry, the sale of voluntary product offerings, including supplemental health coverage, is growing at a faster rate than employer-provided benefits. Competitive factors affecting the sale of voluntary products include the breadth of products, product education, enrollment capabilities and overall customer service. The Company, as well its competitors, are investing in technology to offer digital capabilities, and to improve product offerings and service levels, particularly with voluntary products.
We offer voluntary products including critical illness, accident and hospital indemnity coverage to employees through our Employee Choice Benefits programs, and travel accident coverage for employers and other organizations. The Company's enhanced enrollment and marketing tools, such as My Tomorrow©, are providing additional opportunities to educate individual participants about supplementary benefits and deepen their knowledge about product selection.
In addition to providing group disability, leave management and life insurance, we offer integrated claim, leave and benefits administration with The Hartford's Ability Advantage platform.

|HARTFORD FUNDS
Hartford Funds Segment Assets Under Management ("AUM") of $157,895 as of December 31, 2021

Talcott
Resolution life
and annuity separate
accounts
$15,263
10%
ETP
$3,206
2%
Mutual Fund
$139,426
88%

Mutual Fund AUM as of December 31, 2021

Fixed income
$20,113
14%
Multi-strategy investments
$23,610
17%
Equity
$95,703
69%

|

Part I - Item 1. Business
Principal Products and Services

Mutual Funds
Includes approximately 60 actively managed mutual funds across a variety of asset classes including domestic and international equity, fixed income, and multi-strategy investments, principally subadvised by two unaffiliated institutional asset management firms that have comprehensive global investment capabilities.

ETP
Exchange-traded products ("ETP") include actively managed exchange-traded funds (ETFs) and multifactor ETFs. Actively managed ETFs include fixed income, domestic equity and commodity products utilizing the same investment platform as our mutual funds. Multifactor ETFs are designed to track indices using passive investment techniques that strive to improve performance relative to traditional capitalization-weighted indices.

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

|CORPORATE
The Company includes in the Corporate category investment management fees and expenses related to managing third party business, including management of a portion of the invested assets of Talcott Resolution, reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
Additionally, until June 30, 2021 the Corporate category included a 9.7% ownership interest in the legal entity that acquired Talcott Resolution. For discussion of this sale, see Part II, Item 7, MD&A — The Hartford's Operations.

|

Part I - Item 1. Business
RESERVES
Total Reserves as of December 31, 2021 [1]

Group Benefits Unpaid losses and loss adjustment expenses
$8,210
20%
All Other [1]
$1,283
3%
P&C Unpaid losses and loss adjustment expenses
$31,449
77%

[1]Includes reserves for future policy benefits and other policyholder funds and benefits payable of $596 and $687, respectively, of which $399 and $426, respectively, relate to the Group Benefits segment with the remainder related to run-off structured settlement and terminal funding agreements within Corporate.
The reserve for unpaid losses and loss adjustment expenses includes a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these insurance claims, including reserves related to both Property & Casualty and Group Benefits.
Total Property & Casualty Reserves as of December 31, 2021
Further discussion of The Hartford’s property and casualty insurance product reserves, including run-off asbestos and environmental claims reserves within P&C Other Operations, may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Property and Casualty Insurance Product Reserves. Additional discussion may be found in Notes to Consolidated Financial Statements, including in the Company’s accounting policies for insurance product reserves within Note 1 - Basis of Presentation and Significant Accounting Policies and in Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
Total Group Benefits Reserves as of December 31, 2021 [1]
[1]Includes short duration contract reserves of $129 for short-term disability and $39 of supplemental health as well as reserves for future policy benefits that includes $286 of paid up life reserves and policy reserves on life policies, $96 of reserves for conversions to individual life and $17 of other reserves.
Group Benefits reserves include unpaid loss and loss adjustments expenses for long-term disability, group life and other lines of business as well as reserves for other policyholder funds and reserves for future policy benefits. Other policyholder funds and benefits payable represent deposits from policyholders where the company does not have insurance risk but is subject to investment risk. Reserves for future policy benefits represent life-contingent reserves for which the company is subject to insurance and investment risk.
Discussion of The Hartford's Group Benefits long-term disability reserves may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Group Benefits Long-term Disability ("LTD") Reserves, Net of Reinsurance. Additional discussion may be found in Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

|

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
Geographic Distribution of Earned Premium (% of total)

Location	Commercial Lines	Personal Lines	Group Benefits	Total
California	8%	2%	2%	12%
New York	5%	1%	3%	9%
Texas	4%	1%	2%	7%
Florida	3%	1%	1%	5%
All other [1]	33%	11%	23%	67%
Total	53%	16%	31%	100%
[1]No other single state or country accounted for 5% or more of the Company's consolidated earned premium in 2021.
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
Claim payments for benefits, losses and loss adjustment expenses are the largest expenditure for the Company.
REINSURANCE
For discussion of reinsurance, see Part II, Item 7, MD&A — Enterprise Risk Management and Note 9 - Reinsurance of Notes to Consolidated Financial Statements.
INVESTMENT OPERATIONS
Hartford Investment Management Company (“HIMCO”) is an SEC registered investment advisor and manages the Company's investment operations. HIMCO provides customized investment strategies for The Hartford's investment portfolio, as well as for The Hartford's pension plan and institutional clients, including certain assets of Talcott Resolution.
As of December 31, 2021 and 2020, the fair value of HIMCO’s total assets under management was approximately $105.4 billion and $106.1 billion, respectively, including $43.6 billion and $45.9 billion, respectively, that were held in HIMCO managed third party accounts and $4.7 billion and $4.6 billion, respectively, that support the Company's pension and other postretirement benefit plans.
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

|

Part I - Item 1. Business
Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching and the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A — Enterprise Risk Management.
The Hartford's Investment Portfolio of $57.7 billion as of December 31, 2021
ENTERPRISE RISK MANAGEMENT
The Company has insurance, operational and financial risks. For discussion on how The Hartford manages these risks, see Part II, Item 7, MD&A - Enterprise Risk Management.
REGULATION
State and Foreign Insurance Laws
State insurance laws are intended to supervise and regulate insurers with the goal of protecting policyholders and ensuring the solvency of the insurers. As such, the insurance laws and regulations grant broad authority to state insurance departments (“Departments”) to oversee and regulate the business of insurance. The Departments monitor the financial stability of an insurer by requiring insurers to maintain certain solvency standards and minimum capital and surplus requirements; invested asset requirements; state deposits of securities; guaranty fund premiums; restrictions on the size of risks which may be insured under a single policy; and adequate reserves and other necessary provisions for unearned premiums, unpaid losses and loss adjustment expenses and other liabilities, both reported and unreported. In addition, the Departments perform periodic market and financial examinations of insurers and require insurers to file annual and other reports on the financial condition of the companies. Policyholder protection is also regulated by the Departments through licensing of insurers, sales employees, agents and brokers and others; approval of premium rates and policy forms; and claims administration requirements.
Many states also have laws regulating insurance holding company systems. These laws require insurance companies, which are formed and chartered in the state (“Domestic Insurers”), to register with the state department of insurance (referred to as their “domestic state or regulator”) and file information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Insurance holding company regulations principally relate to (i) state insurance approval of the acquisition of Domestic Insurers, (ii) prior review or approval of certain transactions between the domestic insurer and its affiliates, and (iii) regulation of dividends made by the domestic insurer. All transactions within a holding company system affecting Domestic Insurers must be determined to be fair and equitable.
The extent of financial services regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Foreign financial services providers in certain countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. Our International operations include a Lloyd’s Syndicate which is required to meet the minimum market standards set by Lloyd’s, as well as UK Prudential Regulation Authority (“PRA”) and UK Financial Conduct Authority (“FCA”) regulatory requirements. Pursuant to Solvency II, both Lloyd’s and the PRA focus on the adequacy of capital held and solvency of an insurer against the risk profile and management of the authorized insurer in setting capital requirements

Federal and State Securities and Financial Regulation Laws
The Company sells and distributes its mutual funds through a broker dealer subsidiary, and is subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority, the SEC and/or, in some instances, state securities administrators. Other subsidiaries operate as investment advisers registered with the SEC under the Investment Advisers’ Act of 1940, as amended, and are registered as investment advisers under certain state laws, as applicable. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include, among other things, regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, recordkeeping, and reporting requirements.
Failure to comply with federal and state laws and regulations may result in fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of our operations and/or our employees.

|

Part I - Item 1. Business
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
HUMAN CAPITAL RESOURCES
The Hartford has approximately 18,100 employees as of December 31, 2021.
Management, including the CEO and Chief Human Resources Officer ("CHRO"), establishes the hiring and compensation practices for our company. The Board is periodically updated on key employee engagement and employee relations measures, including our annual employee survey results. In addition, the Board’s Compensation and Management Development Committee (“Compensation Committee”) is responsible for reviewing performance and approving compensation paid to senior leaders, and, among other things, the oversight of succession planning, pay equity practices, and diversity, equity and inclusion ("DEI") initiatives. Our Human Resources team, led by our CHRO, supports the Compensation Committee in the execution of its responsibilities. In addition to the day-to-day support and counseling they provide to our leaders, managers and employees, the Human Resources team also monitors key indicators to keep a pulse on trends across our employee population including employee engagement, employee relations matters, career mobility, talent acquisition, and retention.
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
In 2021, we achieved top quartile employee engagement and performance enablement scores as measured by an independent third party survey through continued focus on management effectiveness, collaboration, innovation and well-being, as well as DEI.
To keep pace with the evolving expectations of employees and external candidates, we focus on a broad array of actions, including:
•Providing career growth and development opportunities by enhancing our talent management systems, including succession planning, executive recruitment, training, development and retention strategies; and
•Holding leaders accountable for their talent decisions and measuring progress against business line-specific DEI goals (including a talent mobility scorecard), reviewed periodically by the CEO and executive leadership team.
For entry-level roles in the organization, we recruit at colleges and universities, partner with both internal and external recruiters, and offer a range of training and development programs, including:
•The Hartford’s Leadership Development program which provides curriculum to enhance leadership skill sets for all participants – from first-time leaders through our executive ranks;
•The Hartford’s Apprenticeship Program which prepares students for careers in insurance; and
•Our HartCode Academy Developer Training Program which provides employees with Information Technology ("IT") application development skills, providing a pipeline of diverse IT talent from across the Company.
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
To help ensure pay equity, we use an independent third party compensation specialist firm to conduct statistical pay equity

|

Part I - Item 1. Business
analyses for our U.S. employees each year – a three-step process that includes analysis before, during and after the annual compensation planning cycle. This analysis enables us to identify unexplained pay disparities, conduct additional research to determine reasons for these differences and take appropriate actions to address the disparities if necessary.
The Compensation Committee is updated annually on our compensation equity processes and status.
The Hartford also engages in a number of additional practices to ensure pay fairness, including:
•Centralized compensation function ensuring consistent programs and practices across the enterprise;
•Enterprise-wide framework for evaluating and aligning roles and compensation levels based on job responsibilities, market competitiveness, strategic importance of the role, and other relevant factors;
•Prohibition against asking external job applicants for current or historical compensation information;
•A practice to disclose to applicants and employees the salary ranges for all posted positions;
•Individual compensation decisions that consider each employee’s experience, proficiency, and performance;
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
Employee Health and Wellness
The Hartford offers a comprehensive benefits package and award-winning wellness programs to help our employees live healthy lives and achieve their full potential. Our extensive benefits include:
•Medical plan options;
•Dental and vision coverage options;
•401(k) plan with company non-elective and matching contributions;
•Paid time off ("PTO") with at least 19 days of annual eligibility to start;
•Paid holidays;
•Flexible work schedules, including remote work arrangements;
•Tuition reimbursement;
•Family medical leave;
•Parental leave;
•Adoption support program;
•Organ and bone marrow donation leave policy; and
•Employee assistance program.
The Company also offers a medical advocacy program and well-being programs including nutrition counseling, weight management, sleep improvement, fitness reimbursement and more.
Diversity, Equity and Inclusion
The Hartford seeks to be an insurance industry leader in having a diverse workforce and promoting an equitable and inclusive workplace, enabling us to attract and leverage top talent to meet our business goals. We are committed to ethical conduct and a bias-free workplace for all employees as we continue building, enhancing and sustaining an inclusive supportive culture that reflects the diversity of our customer base.
We continue to invest in and accelerate a wide range of strategies to improve representation of talent that’s demographically underrepresented in the insurance industry, including targeted initiatives to improve the representation of women and people of color, and education to help employees understand, identify and mitigate bias.
We are proud to have taken additional steps to hold our leaders accountable for making progress against our DEI goals. To that end, the Company required each business and functional area, in partnership with our human resources team, to create and adopt individualized DEI plans with specific DEI goals. Leaders meet with the CEO twice a year to review progress against those goals and final results are then considered as part of the annual performance assessment process. The Company has demonstrated its commitment to DEI progress through its active involvement in organizations such as the CEO Action for Racial Equity and Catalyst CEO Champions for Change and has been recognized for its commitment to inclusive workplaces by a number of organizations.
Our 2021 performance share grants under the Company’s long-term incentive plan included a performance share modifier tied to the company's workforce representation goals. The modifier will determine whether an increase or decrease of 10% on performance share awards is warranted based upon performance against predetermined year-end 2023 representation goals for women and people of color in executive level roles. This change will be described in greater detail in our 2022 proxy statement. The Compensation and Management Development Committee's intent is to include the modifier with 2024 and 2027 performance share awards to encourage progress toward the Company's 2030 representation goals.
Building a diverse workforce and creating an equitable and inclusive culture is a top priority and a business imperative. We recognize that this work is central to leading, governing and managing risks better. As of December 31, 2021, women and people of color represent 61% and 30% of our workforce, respectively. The Board of Directors is updated annually on the Company’s DEI efforts.
We have nine Employee Resource Groups (“ERG’s”) that are voluntary participation groups led by employees, dedicated to fostering a diverse and inclusive workplace. These groups focus on the development and success of the Company’s employees through education, networking, mentorship and community volunteer opportunities. As of December 31, 2021, we had 106

|

Part I - Item 1. Business
local ERG chapters, and over 50% of employees were members of at least one ERG. In 2021, over 6,000 employees participated in Courageous Conversations, a program to allow employees to respectfully exchange perspectives, that ultimately contributes to a more inclusive workplace. Additionally, the Empower program is an enterprise leadership program designed to accelerate the readiness and encourage sponsorship of high performing, high potential people of color.
For more information on the Company’s human capital including our commitments, goals, initiatives and progress, as well as our employee demographics, refer to The Hartford’s Sustainability Highlight Report available on the investor relations section of the Company’s website at: https://ir.thehartford.com. The Hartford’s 2021 Sustainability Highlight Report is expected to be published prior to the Company’s annual meeting in May 2022.
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

|

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
The pandemic caused by the spread of COVID-19 could continue to impact our business and may have a material adverse impact on our business results, financial condition, results of operations and/or liquidity.
The global spread of COVID-19 has continued to cause significant market uncertainty and economic disruption. The extent to which COVID-19 continues to impact our business, financial condition, results of operations and/or liquidity will depend on future developments which are highly uncertain and cannot be easily predicted including: the potential spread of new COVID-19 variants; the effectiveness of vaccines; natural immunity and current or emerging therapeutic treatments in preventing infection, serious illness and death; the percentage of those infected who are of working age; and the strain on the health care system preventing timely treatment of chronic illnesses. Additional uncertainty exists regarding governmental, business and individual actions that have been and may continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; potential legislative, regulatory, and judicial responses to the pandemic pertaining specifically to insurance underwriting and claims; the effect on our customers and customers’ demand for our products; our ability to sell our products and our ability to use historical experience to assist our decision making in areas including underwriting, pricing, capital management and investments.
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
In addition, the Company’s Group Benefits business has issued group life policies to employers and associations, which may continue to result in increased death claims due to claims where COVID-19 is specifically listed as the cause of death and indirect impacts of the pandemic such as causes of death due to patients deferring regular treatments of chronic conditions (together, referred to as "excess mortality"). We may also continue to experience higher short-term disability and paid family leave claims from employees and covered individuals who have been affected by COVID-19.
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
Nearly all of our property insurance policies require direct physical loss or damage to property and contain standard exclusions that we believe preclude coverage for COVID-19 related claims, and the vast majority of such policies contain exclusions for virus-related losses. Nevertheless, the Company and certain of its writing companies have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies for alleged losses resulting from the shutdown or suspension of our insureds’ businesses due to the spread of COVID-19. While the Company and its subsidiaries deny the allegations and are defending vigorously and while almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results.
•Regulatory/Legal Risk - There could be legal and regulatory responses to concerns about COVID-19 and related public health issues that will impact our business, including the possible extension of insurance coverage beyond our policy language, such as for business interruption, civil authority and other claims. Further, policyholders may elect to litigate coverage issues which would lead to increased costs to the Company. For additional information on legislative and regulatory risks,

|

Part I - Item 1A. Risk Factors
see Part I, Item 2, MD&A - Capital Resources and Liquidity, Contingencies, Legislative and Regulatory Developments.
•Recessionary and other Global Economic Risk - If vaccines and other treatments are not effective at preventing serious illness or death from any new COVID-19 variants that arise, governments may reinstitute containment efforts, including curtailing access to businesses, including many of the Company’s insureds. In addition, disruption of the supply chain or other factors caused by the pandemic could result in an economic downturn and, as a result, potentially increase policy lapses and non-renewals and reduce demand for new business. In an economic downturn, employers may reduce work forces, resulting in lower premiums for the Company’s workers’ compensation and group benefit products. As such, the continuation of the COVID-19 pandemic and resulting economic stress could reduce earned premiums.
In addition, in an economic downturn or in periods of a decline in real estate valuations, the Company could experience credit losses on various asset balances, including receivables and the principal amount of various invested assets, including fixed maturities and mortgage loans. In addition to credit losses on invested assets, The Company could experience declines in the value of available for sale debt securities if credit spreads were to widen significantly, which would reduce stockholders’ equity. In addition, disruption in equity markets could result in net realized or unrealized losses on our equity securities carried at fair value or reduce net investment income in future periods from our non-fixed income investment portfolio, including from private equity, hedge fund and real estate partnership investments. The Company could also experience higher reinsurance costs and/or more limited availability of reinsurance coverage. Reinsurance treaties renewed by the Company subsequent to July 1, 2020 exclude coverage for losses arising from communicable diseases.
Also, market volatility may cause us to change our existing hedging strategies resulting in economic loss. If markets become less liquid and/or experience lower trading volumes, it may be more difficult to value certain investment securities that we hold. Additionally, the Company may determine that an impairment has occurred when assessing its goodwill and other intangible assets, which would result in reduced earnings in the period that the impairment is recorded.
•Capital and Liquidity Risk - We may also experience capital and liquidity pressures including the need to provide additional capital to certain insurance subsidiaries, reductions in the amount of available dividend capacity from our subsidiaries and the need to post more collateral due to declining investment valuations or due to requirements under derivative agreements. Further, among other possible actions, we may choose not to repurchase shares and may decide to invest proceeds from maturing fixed maturities in short-term investments which earn lower returns.
•Operational Risk - The Company also faces operational risks as a result of COVID-19. The Company has limited the number of employees working in its offices, resulting in the vast majority of employees working from home as of
February 2022. While the Company has the technology in place to enable hybrid and remote arrangements and to facilitate communication with insureds, intermediaries, claimants and other third parties, there is a risk that business operations will be disrupted due to, among other things, cybersecurity attacks or data security incidents, higher than anticipated web traffic and call volumes as well as lack of sufficient broadband internet connectivity for employees and third parties working from home. In addition, if large numbers of our employees contract COVID-19 and are unable to perform their duties due to illness, it may result in periods of inadequate staffing. If any of those disruptions become significant, results could include, among other impacts, delays in settling claims, processing new business, renewals, cancellations and endorsements for insureds, billing and collecting premiums, transacting with reinsurers, contracting with and paying vendors, and disruptions to investment operations.
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
The Company’s investment portfolio and insurance business are sensitive to changes in economic, political and global capital market conditions, such as the effect of a weak economy, including labor supply shortages, and changes in credit spreads, equity prices, interest rates, inflation, foreign currency exchange rates, and shifts in demand and supply of U.S. dollars. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, a weak real estate market, lower business investment and lower consumer spending may adversely affect the demand for insurance and financial products and lower the Company’s profitability in some cases. In addition, political instability, politically motivated violence or civil unrest, may increase the frequency and severity of insured losses. In addition, a deterioration in global economic

|

Part I - Item 1A. Risk Factors
conditions and/or geopolitical conditions, including due to military action, trade wars, tariffs or other actions with respect to international trade agreements or policies, has the potential to, among other things, reduce demand for our products, reduce exposures we insure, drive higher inflation that could increase the Company’s loss costs and result in increased incidence of claims, particularly for workers’ compensation and disability claims. The Company’s investment portfolio includes limited partnerships and other alternative investments and equity securities for which changes in value are reported in earnings. These investments may be adversely impacted by economic volatility, including real estate market deterioration, which could impact our net investment returns and result in an adverse impact on operating results.
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
•Equity Markets Risk - A decline in equity markets may result in net realized or unrealized losses on our equity securities carried at fair value or reduce net investment income in future periods from our non-fixed income investment portfolio, including from private equity, hedge fund and real estate partnership investments, and lower earnings from Hartford Funds where fee income is earned based upon the fair value of the assets under management. Equity markets are unpredictable. In the past few years, equity markets have been volatile, which could be indicative of a greater risk of a decline. For additional information on equity market sensitivity, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk- Equity Risk.
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
•Inflation Risk - Inflation is a risk to our property and casualty business because, in many cases, claims are paid out many years after a policy is written and premium is collected for the risk. Supply chain issues arising from conditions due to the pandemic have contributed to inflation in the cost of labor and repairs for insurance claims paid to insureds and third parties. A greater than expected increase in inflation related to the cost of medical services and repairs over the claim settlement period can result in higher claim costs than what was estimated at the time the policy was written. Inflation can also affect consumer spending and business investment which can reduce the demand for our products and services. In addition, sustained inflation may result in an increase in interest rates, which would result in a reduction in the fair value of our investment portfolio.
•Changes in the Labor Market - Evolving labor market conditions, including increased competition for talent, could make it difficult to hire and retain employees and could increase compensation and benefit expense. New technologies may lead to changes in skill sets needed from the workforce, resulting in difficulty in attracting, developing and retaining employees. If insured businesses cannot hire enough qualified people to sell products and services to customers, economic activity may be depressed and lower insured exposure, hindering the Company's growth.
•Foreign Currency Exchange Rate - Changes in foreign currency exchange rates may impact our non-U.S. dollar denominated investments and foreign subsidiaries. As the Company has expanded its international operations, exposure to exchange rate fluctuations has increased. We hold cash and fixed maturity securities denominated in foreign currencies, including British Pounds and Canadian dollars, among others, and also have other assets and liabilities denominated in foreign currencies such as premiums receivable and loss reserves. While the Company predominately uses asset-liability matching, including the use of derivatives, to hedge certain of these exposures to fluctuations in foreign currency exchange rates, these actions do not eliminate the risk that

|

Part I - Item 1A. Risk Factors
changes in the exchange rates of foreign currencies to the U.S. dollar could result in financial loss to the Company, including realized or unrealized losses resulting from currency revaluation and increases to regulatory capital requirements for foreign subsidiaries that have net assets that are not denominated in their local currency. For additional information on foreign exchange risk, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk.
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
Climate change presents risks to us as an insurer, investor and employer. Climate models indicate that rising temperatures will likely result in rising sea levels over the decades to come and may increase the frequency and intensity of natural catastrophes and severe weather events. Extreme weather events such as abnormally high temperatures may result in increased losses associated with our property, automobile, workers’ compensation and group benefits businesses. Changing climate patterns may also increase the duration, frequency and intensity of heat/cold waves, which may result in increased claims for property damage, business interruption and losses under workers’ compensation, group disability and group life coverages. Precipitation patterns across the U.S. are projected to change, which if realized, may increase risks of flash floods and wildfires. If third parties assert that climate change-related risks and damages are caused by insured businesses, or arise from alleged mismanagement at insured businesses, we may experience increased claims under general liability and management liability policies. Additionally, there may be an impact on the demand, price and availability of automobile and homeowners insurance, and there is a risk of higher reinsurance costs or more limited availability of reinsurance coverage. Changes in climate conditions may also cause our underlying modeling data to not adequately reflect frequency and severity, limiting our ability to effectively evaluate and manage risks of catastrophes and severe weather events. Among other impacts, this could result in not charging enough premiums or not obtaining timely state approvals for rate increases to cover the risks we insure. We may also experience significant interruptions to the Company’s systems and operations that hinder our ability to sell and service business, manage claims and operate our business.
In addition, climate change-related risks may adversely impact the value of the investments that we hold, resulting in potential realized or unrealized losses on our invested assets. Our decision to invest in certain securities, loans, or other investments may also be impacted by changes in climate patterns due to:
•changes in supply/demand for traditional sources of energy (e.g., coal, oil, natural gas);
•advances in low-carbon technology and renewable energy development;
•effects of extreme weather events on the physical and operational exposure of industries and issuers; and
•internal investment guidelines and policies related to the global energy transition.
The effects of climate change could also lead to increased credit risk of other counterparties we transact business with, including reinsurers. Rising sea levels may lead to decreases in real estate values in coastal areas, reducing premium and demand for commercial property and homeowners insurance and adversely impacting the value of our real estate-related investments. Additionally, government policies or regulations to slow climate change, such as emission controls or technology mandates, may have an adverse impact on sectors such as utilities, transportation and manufacturing, affecting demand for our products and our investments in these sectors. Moreover, regulators may undertake actions to minimize the effects of climate change on consumers, which could affect coverage provided under insurance contracts and administrative process.
These emerging regulatory initiatives, or other climate-related policies we adopt, may result in non-renewal of business or not underwriting or investing in certain industry sectors.
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
In July 2017, the U.K. Financial Conduct Authority ("FCA") announced that by the end of 2021 it intended to stop persuading or compelling banks to report information used to set LIBOR. Since 2017, actions by regulators have resulted in efforts to establish alternative reference rates to LIBOR in several major currencies. The Alternative Reference Rate

|

Part I - Item 1A. Risk Factors
Committee, a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Funding Rate (“SOFR”) as its preferred alternative rate for U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The Federal Reserve Bank of New York began publishing daily SOFR in April 2018. Development and adoption of broadly accepted methodologies for transitioning from LIBOR, an unsecured forward-looking rate, to SOFR, a secured rate based on historical transactions, is ongoing.
On March 5, 2021, the FCA announced that publication of certain LIBOR settings in currencies other than U.S. dollars would cease immediately after December 31, 2021, and that publication of U.S. dollar LIBOR on a representative basis would cease for the one-week and two-month settings immediately after December 31, 2021 and for the remaining U.S. dollar settings immediately after June 30, 2023. Although the most widely used settings of U.S. dollar LIBOR continue to be published and used in existing transactions, regulatory pressures and other factors have resulted in a general decline in new U.S. dollar LIBOR-based transactions.
The Company continues to monitor and assess the potential impacts of the discontinuation of LIBOR, which will vary depending on (1) existing contract language to determine a LIBOR replacement rate, referred to as “fallback provisions”, in individual contracts, (2) the effects of certain legislation providing for LIBOR replacement rates or otherwise affecting contractual fallback provisions and (3) whether, how, and when industry participants develop and widely adopt new reference rates and fallback provisions for both existing and new products or instruments. At this time, it is not possible to predict how markets will respond to these new rates and the effect that the discontinuation of LIBOR might have on new or existing financial instruments. If LIBOR ceases to exist or is found by regulators to no longer be representative, outstanding contracts with interest rates tied to LIBOR may be adversely affected and impact our results of operations through a reduction in value of some of our LIBOR referenced floating rate investments, an increase in the interest we pay on our outstanding junior subordinated debentures, or an adverse impact to hedge effectiveness of derivatives or availability of hedge accounting. Additionally, any discontinuation of or transition from LIBOR may impact pricing, valuation and risk analytic processes and hedging strategies.
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

|

Part I - Item 1A. Risk Factors
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
Insufficient incorporation of climatic trends into widely used catastrophe models and internal tools to assess risk from natural catastrophe perils could lead to ineffective evaluation and management of catastrophe risk. For a further discussion of climate-related risks, see the above-referenced Risk Factor, “Changing climate and weather patterns may adversely affect our business, financial condition and results of operation.”
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
Cyber risk exposure exists through stand-alone cyber policies as well as cyber coverage endorsements on some property, general liability, management liability and directors and officers policies. Increasing frequency of cyber attacks and the evolving nature of cyber risk taking place across the globe may potentially lead to increased insured losses across the industry and for the businesses we insure. Our insureds may be increasingly exposed to cyber-related attacks with insured losses to property (including data and systems), breach of data, ransom payments and business interruption.
As a result, it is possible that any, or a combination of all, of these factors related to a catastrophe, or multiple catastrophes, whether natural or man-made, can have a material adverse

|

Part I - Item 1A. Risk Factors
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
State insurance departments regulate many of the premium rates we charge and also propose rate changes for the benefit of the property and casualty consumer at the expense of the insurer, which may not allow us to reach targeted levels of profitability. Moreover, regulators may seek to prohibit or constrain the use of certain underwriting and rating factors, which may affect our ability to price risks. In addition to regulating rates, certain states have enacted laws that require a property and casualty insurer to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans. State regulators also require that an insurer offer property and casualty coverage to all consumers and often restrict an insurer's ability to charge the price it might otherwise charge or restrict an insurer's ability to offer or enforce specific policy deductibles. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates or accept additional risk not contemplated in our existing rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, possibly leading to lower returns on equity. The laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state's insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or liquidity. For more on international regulatory risks, see the Risk Factor, “Regulatory and legislative developments could have a material adverse impact on our business, financial condition, results of operations and liquidity.”
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
Our business could also be affected by technological changes, including further advancements in automotive safety features, the development of autonomous or “self-driving” vehicles, and platforms that facilitate ride sharing. These technologies could impact the frequency or severity of losses, disrupt the demand for certain of our products, or reduce the size of the automobile insurance market as a whole. The risks we insure are also affected by the increased use of technology in homes and businesses, including technology used in heating, ventilation, air conditioning and security systems and the introduction of more automated loss control measures. Increased use of advanced analytics and automation in the workplace could potentially affect the demand for workers' compensation insurance products over time. In addition, our business may be disrupted due to failures of accelerated technological changes, including our automation of minimally complex tasks, which may adversely impact our business and results of operations. While there is substantial uncertainty about the timing, penetration and reliability of such technologies, and the legal frameworks that may apply, such as to autonomous vehicles, any such impacts could have a material adverse effect on our business and results of operations.

|

Part I - Item 1A. Risk Factors
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
Changes in industry practices and in legal, judicial, social and other environmental conditions, technological advances or fraudulent activities, may require us to pay claims we did not intend to cover when we wrote the policies. Social, economic, political and environmental issues, including rising income inequality, climate change, prescription drug use and addiction, exposures to new substances or those substances previously considered to be safe and found to have latent exposure, along with the use of social media to proliferate messaging around such issues, has expanded the theories for reporting claims, which may increase our claims administration and/or litigation costs. State and local governments' increased efforts aimed to respond to the costs and concerns associated with these types of issues, may also lead to expansive, new theories for reporting claims or may lead to the passage of "reviver" statutes that extend the statute of limitations for the reporting of these claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse claims. In addition, these and other social, economic, political and environmental issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. Some of these changes, advances or activities may not become apparent until some time after we have issued insurance contracts that are affected by the changes, advances or activities and/or we may be unable to compensate for such losses through future pricing and underwriting. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, financial condition, results of operations and liquidity at the time it becomes known.
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

|

Part I - Item 1A. Risk Factors
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
Countries in which our international insurance subsidiaries are incorporated or deemed commercially domiciled are subject to regulatory requirements as defined by the regulatory jurisdiction, including Solvency II. In addition, our Lloyd’s member company must maintain required Funds at Lloyd's ("FAL") to meet the capital requirements of its syndicate. The FAL is determined based on the syndicate’s Solvency Capital Requirement (“SCR”) under the Solvency II capital adequacy model plus an economic capital assessment determined by the Lloyd’s Franchise Board (which is responsible for the day-to-day management of the Lloyd's market).
In any particular year, statutory surplus amounts, RBC ratios, FAL and SCR may increase or decrease depending on a variety of factors, some of which are outside the Company's control, including:
•the amount of statutory income or losses generated by our insurance subsidiaries;
•the amount of additional capital our insurance subsidiaries must hold to support business growth;
•the amount of dividends or distributions paid to the holding company;
•changes in equity market levels;
•the value of certain fixed-income and equity securities in our investment portfolio;
•the value of certain derivative instruments;
•changes in interest rates;
•admissibility of deferred tax assets;
•changes to the regulatory capital formulas; and
•regulatory changes to accounting guidance for determining capital adequacy.
Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of a measure of Generally Accepted Accounting Principles ("GAAP") capital held by the Company in determining the Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. If our capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may need to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
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
In addition, should the availability and cost of reinsurance change materially, we may have to pay higher reinsurance costs, accept an increase in our net liability exposure, reduce the amount of business we write, or access to the extent possible other alternatives to reinsurance, such as use of the capital markets. Further, due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or liquidity in a particular quarterly or annual period.

|

Part I - Item 1A. Risk Factors
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
Similarly, management’s decision on whether to record an allowance for credit losses is subject to significant judgments and assumptions regarding changes in general economic conditions, the issuer's financial condition or future recovery prospects, estimated future cash flows, the expected recovery period and the accuracy of third party information used in internal assessments. As a result, management’s evaluations and assessments are highly judgmental and its projections of future cash flows over the life of certain securities may ultimately prove incorrect as facts and circumstances change.

|

Part I - Item 1A. Risk Factors
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
Our systems have been, and will likely continue to be, subject to viruses or other malicious codes, unauthorized access, cyber-attacks (such as ransomware and denial of service), cyber frauds or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well.
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
Third parties, including third party administrators and cloud-based systems, are also subject to cyber-attacks and breaches of confidential information, along with the other risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, reputation, financial condition, results of operations and liquidity. While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all loss.
Performance problems due to outsourcing and other third-party relationships may compromise our ability to conduct business.
We outsource certain business and administrative functions and rely on third-party vendors to perform certain functions or provide certain services on our behalf and have a significant number of information technology and business processes outsourced with a single vendor. If we are unable to reach agreement in the negotiation of contracts or renewals with certain third-party providers, or if such third-party providers experience disruptions in their processes or with relied upon vendors, or if they do not perform as anticipated, we may be unable to meet our obligations to customers and claimants, incur higher costs and lose business which may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the Risk Factor, “Our businesses may suffer and we may incur substantial costs if we are unable to access our systems and safeguard the security of our data in the event of a disaster, cyber breach or other information security incident.”

|

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
We may not be able to successfully integrate acquired businesses or achieve the expected synergies as a result of such acquisitions or divestitures. The process of integrating an acquired company or business can be complex and costly and may create unforeseen operating difficulties including ineffective integration of underwriting, risk management, claims handling, finance, information technology and actuarial practices. Difficulties integrating an acquired business may also result in the acquired business performing differently than we expected including through the loss of customers or in our failure to realize anticipated increased premium growth or expense-related efficiencies. We could be adversely affected by the acquisition due to unanticipated performance issues and additional expense, unforeseen liabilities, transaction-related charges, downgrades by third-party rating agencies, diversion of management time and resources to integration challenges, loss of key employees, regulatory requirements, exposure to tax liabilities, amortization of expenses related to intangibles and charges for impairment of long-term assets or goodwill. In addition, we may be adversely impacted by uncertainties related to reserve estimates of the acquired company and its design and operation of internal controls over financial reporting. We may be unable to distribute as much capital to the holding company as planned due to regulatory restrictions or other reasons that may adversely affect our liquidity.
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
Our ability to attract, develop and retain talented employees, managers and executives is critical to our success. There is significant competition within and outside the insurance and financial services industry for qualified employees, particularly for individuals with highly specialized knowledge in areas such as underwriting, actuarial, data and analytics, technology and digital commerce and investment management. Our continued ability to compete effectively in our businesses and to expand into new business areas depends on our ability to attract new employees and to develop, retain and motivate our existing employees. The loss of key employees, including executives, managers and employees with strong technological, analytical and other specialized skills, may adversely impact the execution of our business objectives or result in loss of important institutional knowledge. Our inability to attract and retain key personnel could have a material adverse effect on our financial condition and results of operations.
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

|

Part I - Item 1A. Risk Factors
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
In the U.S., regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict. For example, further reforms to the Affordable Care Act, and potential modifications of the Dodd-Frank Act, including expansion of the role of the Federal Insurance Office ("FIO") or repeal of the McCarran-Ferguson Act, could have unanticipated consequences for the Company and its businesses. It is unclear whether and to what extent Congress will continue to pursue these types of reforms, and how those changes might impact the Company, its business, financial conditions, results of operations and liquidity.
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
Our international insurance subsidiaries are subject to the laws and regulations of the relevant jurisdictions in which they operate, including the requirements of the Prudential Regulation Authority and the Financial Conduct Authority in the U.K and the Insurance Authority in Hong Kong. Our Lloyd’s Syndicate is also subject to management and supervision by the Council of Lloyd’s, which has wide discretionary powers to regulate members’ underwriting at Lloyd’s, as well as regulations imposed by overseas regulators where the Lloyd’s Syndicate conducts business.
There is continued uncertainty as to whether and how the U.K. might continue to access the E.U. Single Market now that the U.K. has left the E.U. following the conclusion of the Trade and Cooperation Agreement on December 30, 2020. There is the prospect of "equivalence" decisions to provide the U.K. with access, but these would be designed to cover a limited range of financial services activity and not offer permanent market access.
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
In response to climate change, regulators at the federal, state and international level could impose new regulations requiring disclosure of underwriting or investment in certain industry sectors or could take other actions such as implementing a temporary moratorium on cancellation of policies within catastrophe prone areas. Specifically, the U.S. Securities and Exchange Commission (“SEC”) is considering new rules to require climate-related risk disclosures in public filings and the FIO continues to analyze the potential for climate change to affect insurance and reinsurance coverage, which could result in increased data collection and reporting. Regulators may also impose new requirements affecting our operations such as enforcing compliance with reductions in greenhouse gas emissions (GHGe) and increasing the targeted reductions in the future.
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

|

Part I - Item 1A. Risk Factors
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
Changes in federal, state or foreign tax laws and tax rates or regulations could have a material adverse effect on our profitability and financial condition by increasing the Company's overall tax and compliance burdens. The Company’s federal and state tax returns reflect certain items such as tax-exempt bond interest, tax credits, and insurance reserve deductions. There is an increasing risk that, in the context of tax reform in the U.S., federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies, and/or its policyholders.
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

|

Part I - Item 2. Properties

Item 2.
PROPERTIES
As of December 31, 2021, The Hartford owned building space totaling approximately 1.8 million square feet consisting principally of 1.77 million square feet for its home office complex in Hartford, Connecticut and other properties within the greater Hartford, Connecticut area. In addition, we lease offices throughout North America, the United Kingdom and other overseas locations to house administrative, claims handling, sales and other business operations. As of December 31, 2021, The Hartford leased approximately 1.3 million square feet throughout North America, 22 thousand square feet in London and 5 thousand square feet in other international branches. All of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.

Item 3.
LEGAL PROCEEDINGS
For a discussion regarding The Hartford’s legal proceedings, see the information contained under “Litigation,” including “COVID-19 Pandemic Business Income Insurance Litigation ” and “Run-off Asbestos and Environmental Claims,” in Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

|

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5.
MARKET FOR THE HARTFORD'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”. As of February 17, 2022, the Company had approximately 9,679 registered holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Repurchases of common stock by the Company during the quarter ended December 31, 2021 are set forth below. During the period from January 1, 2022 through February 17, 2022, the Company repurchased 3.8 million shares for $274.

Repurchases of Common Stock by the Issuer for the Three Months Ended December 31, 2021
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
				(in millions)
October 1, 2021 - October 31, 2021	1,618,168	$72.42	1,618,168	$1,681
November 1, 2021 - November 30, 2021	3,165,842	$71.02	3,165,842	$1,456
December 1, 2021 - December 31, 2021	2,328,073	$67.86	2,328,073	$1,298
Total	7,112,083	$70.31	7,112,083
[1]On December 17, 2020, the Board of Directors authorized a new equity repurchase plan for $1.5 billion for the period commencing January 1, 2021 through December 31, 2022. The Board of Directors increased this authorization by $1 billion on April 22, 2021 and by $500 on October 28, 2021, bringing the aggregate repurchase authorization to $3.0 billion through December 31, 2022. The timing of any repurchases of shares under the remaining equity repurchase authorization is dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

|TOTAL RETURN TO STOCKHOLDERS
The following tables present The Hartford’s annual return percentage and five-year total return on its common stock including reinvestment of dividends in comparison to the S&P
500 and the S&P Insurance Composite Index.

Annual Return Percentage
	For the years ended
Company/Index	2017	2018	2019	2020	2021
The Hartford Financial Services Group, Inc.	20.25%	(19.24%)	39.71%	(16.98%)	44.27%
S&P 500 Index	21.83%	(4.38%)	31.49%	18.40%	28.71%
S&P Insurance Composite Index	16.19%	(11.21%)	29.38%	(0.44%)	32.12%

|

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cumulative Five-Year Total Return
	Base
	Period	For the years ended
Company/Index	2016	2017	2018	2019	2020	2021
The Hartford Financial Services Group, Inc.	$100	$120.25	$97.11	$135.68	$112.64	$162.51
S&P 500 Index	$100	$121.83	$116.49	$153.18	$181.36	$233.43
S&P Insurance Composite Index	$100	$116.19	$103.17	$133.48	$132.89	$175.57

$250
$200
$150
$100
$50
$0
Dec 2016
Dec 2017
Dec 2018
Dec 2019
Dec 2020
Dec 2021
The Hartford Financial Services Group, Inc.
S&P 500 Index
S&P Insurance Composite Index

|

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
On December 29, 2021, the Company completed the sale of all of the issued and outstanding equity of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. (“BDM”) and Assurances Contintales Contintale Verzekeringen N.V. (“ASCO”), (collectively referred to as "Continental Europe Operations").
For discussion of reclassifications, acquisitions, and dispositions, see Note 1 - Basis of Presentation and Significant Accounting Policies, Note 2 - Business Acquisitions and Note 22 - Business Dispositions of Notes to Consolidated Financial Statements.
The Hartford defines increases or decreases greater than or equal to 200% as “NM” or not meaningful.
For discussion of the earliest of the three years included in the financial statements of the current filing, refer to Part 2, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in The Hartford’s 2020 Form 10-K Annual Report.
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
Definitions of Non-GAAP and Other Measures and Ratios
Assets Under Management (“AUM”)- Include mutual fund and ETP assets. AUM is a measure used by the Company's Hartford Funds segment because a significant portion of the segments’s revenues and expenses are based upon asset values. These revenues and expenses increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
Book Value per Diluted Share excluding accumulated other comprehensive income ("AOCI")- This is a non-GAAP per share measure that is calculated by dividing (a) common stockholders' equity, excluding AOCI, after tax, by (b) common shares outstanding

|

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
•Change in valuation allowance on deferred taxes related to non-core components of before tax income - These changes in valuation allowances are excluded from core earnings because they relate to non-core components of before tax income, such as tax attributes like capital loss carryforwards.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Core Earnings

	For the years ended December 31,
	2021	2020	2019
Net income	$2,365	$1,737	$2,085
Preferred stock dividends	21	21	21
Net income available to common stockholders	$2,344	$1,716	$2,064
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses (gains) excluded from core earnings, before tax	(505)	18	(389)
Restructuring and other costs, before tax	1	104	—
Loss on extinguishment of debt, before tax	—	—	90
Loss on reinsurance transactions, before tax	—	—	91
Integration and other non-recurring M&A costs, before tax	58	51	91
Change in loss reserves upon acquisition of a business, before tax	—	—	97
Change in deferred gain on retroactive reinsurance, before tax	246	312	16
Income tax expense (benefit) [1]	34	(115)	2
Core earnings	$2,178	$2,086	$2,062
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
Fee Income- Is largely driven from amounts earned as a result of contractually defined percentages of assets under management in our Hartford Funds business. These fees are generally earned on a daily basis. Therefore, the growth in assets under management either through net inflows or favorable market performance will have a favorable impact on fee income. Conversely, either net outflows or unfavorable market performance will reduce fee income.
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

|

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
Mutual Fund and Exchange-Traded Product Assets- Are owned by the shareholders of those products and not by the Company and, therefore, are not reflected in the Company’s Consolidated Financial Statements except in instances where the Company seeds new investment products.
Mutual fund and ETP assets are a measure used by the Company primarily because a significant portion of the Company’s Hartford Funds segment revenues and expenses are based upon asset values. These revenues and expenses increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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

|

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
Return on Assets ("ROA"), Core Earnings-The Company uses this non-GAAP financial measure to evaluate, and believes is an important measure of, the Hartford Funds segment’s operating performance. ROA, core earnings is calculated by dividing annualized core earnings by a daily average AUM. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of the Hartford Funds segment because it reveals trends in our business that may be obscured by the effect of items excluded in the calculation of core earnings. ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our Hartford Funds business. Therefore, the Company believes it is important for investors to evaluate both ROA, and ROA, core earnings when reviewing the Hartford Funds segment performance. A reconciliation of ROA to ROA, core earnings is set forth in the Results of Operations section within MD&A - Hartford Funds.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Underwriting Gain (Loss)

	For the years ended December 31,
	2021	2020	2019
Commercial Lines
Net income	$1,757	$856	$1,192
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(13)	(4)	(2)
Net investment income	(1,502)	(1,160)	(1,129)
Net realized losses (gains)	(260)	60	(271)
Other expense	18	35	38
Loss on reinsurance transaction	—	—	91
Income tax expense	402	176	270
Underwriting gain (loss)	$402	$(37)	$189
Personal Lines
Net income (loss)	$385	$718	$318
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(19)	(14)	(13)
Net investment income	(157)	(157)	(179)
Net realized losses (gains)	(29)	5	(43)
Other expense	—	1	1
Income tax expense	95	184	76
Underwriting gain	$275	$737	$160
P&C Other Ops
Net Income	$(95)	$(168)	$61
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(75)	(55)	(84)
Net realized losses (gains)	(13)	1	(20)
Other expense (income)	1	(1)	—
Income tax expense (benefit)	(28)	(46)	12
Underwriting loss	$(210)	$(269)	$(31)
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
THE HARTFORD'S OPERATIONS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of a portion of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries as well as

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
certain affiliates. In addition, up until June 30, 2021, Corporate included a 9.7% ownership interest in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (Hopmeadow Holdings, LP, Talcott Resolution Life Inc., and its subsidiaries are collectively referred to as "Talcott Resolution"). The sale of Talcott Resolution to a new investor was completed on June 30, 2021. The Company received a total of $217 in connection with the sale of its 9.7% ownership interest, resulting in a realized gain of $46 before tax in 2021.
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
The profitability of the Company's property and casualty insurance businesses over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in force block, actual mortality and morbidity experience, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, its expense levels and expectations about regulatory and legal developments. The Company seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, the Company is required to obtain approval for its premium rates from state insurance departments and the Lloyd's Syndicate's ability to write business is subject to Lloyd's approval for its premium capacity each year. Most of Personal Lines written premium is associated with our exclusive licensing agreement with AARP, which is effective through December 31, 2032. This agreement provides an important competitive advantage given the size of the 50 plus population and the strength of the AARP brand.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
improvement in economic conditions in 2021 has contributed to an increase of 11% in our small commercial written premiums. Our middle & large commercial business was also negatively affected by COVID-19 and written premium has rebounded with an increase of 12% in 2021. Overall, Commercial Lines written premium increased $1,072, or 12%, in 2021 with growth in workers' compensation, small commercial package business, general liability, U.S. wholesale, U.S. financial lines and global reinsurance.
Personal Lines written premium declined 1% in 2021 due to the effect of non-renewed premium exceeding new business, partially offset by the effect of premium credits given in the second quarter of 2020.
In Group Benefits, fully insured ongoing premium increased 4% in 2021, primarily due to higher in-force employer group disability premiums and higher supplemental health product premiums.
Impact to direct benefits, losses and loss adjustment expenses from COVID-19 claims
Total pandemic-related losses were higher in 2021 compared to 2020 driven by higher excess mortality in our group life business and an increase in pandemic-related short-term disability claims, partially offset by a reduction of P&C COVID-19 incurred losses.

	For the year ended December 31,
	2021	2020
Excess mortality claims on group life	$583	$239
COVID-19 short-term disability claims [1]	31	(9)
Workers' compensation COVID-19 claims	20	66
Global specialty financial lines and other	11	71
Commercial property	—	141
Total direct COVID-19 and excess mortality claims	$645	$508
[1]The year ended December 31, 2020 included both short-term disability and New York paid family leave claims related to COVID-19 and lower incurred losses due to fewer elective procedures during the early stages of the pandemic more than offset direct COVID-19 incurred losses.
Excess mortality in the group life business includes both claims where COVID-19 is specifically listed as the cause of death and indirect impacts of the pandemic such as causes of death due to patients deferring regular treatments of chronic conditions. The incidence of excess mortality claims is subject to significant uncertainty as it is dependent on a number of factors difficult to predict including, among others, the ultimate vaccination rate of the population, the potential spread of new COVID-19 variants, the effectiveness of the vaccines against new variants, the effectiveness of other treatments to prevent serious illness and death, the percentage of those infected who are of working age and the strain on the health care system preventing timely treatment of chronic illnesses.
Within P&C, direct COVID-19 incurred losses in 2021 were predominantly on workers' compensation claims incurred in the first quarter. We incur COVID-19 workers’ compensation losses when it is determined that workers were exposed to COVID-19 out of and in the course of their employment and in other cases where states have passed laws providing for the presumption of coverage for certain industry classes, including health care and other essential workers.
Apart from COVID-19 workers' compensation claims, net of favorable frequency, and incurred losses within financial lines, P&C COVID-19 incurred losses in 2020 primarily included $141 for property claims. There were no COVID-19 P&C property losses incurred in 2021. Nearly all of our property insurance policies require direct physical loss or damage to property and contain standard exclusions that we believe preclude coverage for COVID-19 related claims, and the vast majority of such policies contain exclusions for virus-related losses.
Other impacts from COVID-19
In Personal Lines automobile, miles driven and average claim severity increased in 2021, which has increased automobile loss costs. In addition, as the effects of favorable claim frequency from lower miles driven during the pandemic have been factored into rates, we have experienced lower earned pricing increases resulting in a higher automobile loss ratio in 2021 than in 2020. Refer to Personal Lines Results of Operations for discussion of pricing and loss cost trends for the year ended December 31, 2021.
As we emerge from the pandemic, inflationary pressures in the economy have resulted in increased claim severity in 2021 in automobile and property lines of business in both Commercial Lines and Personal Lines. As expectations of inflationary pressures have increased, interest rates rose in 2021 and higher interest rates reduce the fair value of our investments in fixed maturity securities, available for sale ("AFS").
Aided by some improvement in the economy and the effect of the government’s economic stimulus payments to our customers, in 2021, we recorded a decrease of $47 in the allowance for credit losses ("ACL") on premiums receivable, reflecting a lower expectation of credit losses, though there remains an elevated risk of uncollectible premiums receivable relative to historical trends if economic conditions do not improve further.
As we emerge from the pandemic, we expect travel costs and certain employee benefits costs will increase relative to the lower level of those costs we have incurred in 2020 and 2021.
For information about resources the Company has to manage capital and liquidity, refer to the Capital Resources & Liquidity section of MD&A.
For additional information about the potential economic impacts to the Company of the COVID-19 pandemic, see the risk factor "The pandemic caused by the spread of COVID-19 has disrupted our operations and may have a material adverse

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
impact on our business results, financial condition, results of operations and/or liquidity" in Item 1A of Part I.
Operational transformation and cost reduction plan
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020, the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next.Through reduction of its headcount, IT investments to further enhance our capabilities, and other activities, relative to 2019, the Company expects to achieve a reduction in annual insurance operating costs and other expenses of approximately $540 by 2022 and $625 by 2023.
To achieve those expected savings, we expect to incur approximately $401 over the course of the program, with $217 expensed cumulatively through December 31, 2021, and expected expenses of $89 in 2022, $38 in 2023 and $57 after 2023, with the expenses after 2023 consisting mostly of amortization of internal use software and capitalized real estate costs. Included in the estimated costs of $401, we expect to incur restructuring costs of approximately $130, including $48 of employee severance, and approximately $82 of other costs, including consulting expenses, lease termination expenses and the cost to retire certain IT applications. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings relative to 2019 realized in 2021 and expected annual costs and expense savings relative to 2019 for the full year in 2022 and 2023:

Hartford Next Costs and Expense Savings
	2020	2021	Estimate for 2022	Estimate for 2023
Employee severance	$73	$(25)	$—	$—
IT costs to retire applications	2	9	10	—
Professional fees and other expenses	29	17	15	—
Estimated restructuring costs	104	1	25	—

Non-capitalized IT costs	30	46	45	22
Other costs	19	17	14	6
Amortization of capitalized IT development costs [1]	—	—	4	9
Amortization of capitalized real estate [2]	—	—	1	1
Estimated costs within core earnings	49	63	64	38
Total Hartford Next program costs	153	64	89	38

Cumulative savings relative to 2019 beginning July 1, 2020	(106)	(423)	(540)	(625)
Net expense (savings) before tax	$47	$(359)	$(451)	$(587)

Net expense (savings) before tax:
To be accounted for within core earnings	$(57)	$(360)	$(476)	$(587)
Restructuring costs recognized outside of core earnings	104	1	25	—
Net expense (savings) before tax	$47	$(359)	$(451)	$(587)
[1]Does not include approximately $34 of IT asset amortization after 2023.
[2]Does not include approximately $19 of real estate amortization after 2023.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2021 FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $628 or 37%	Ý	Increased $1.86 or 39%	Ý	Increased $0.97 or 1.9%
+	A change from net realized losses in the 2020 period to gains in the 2021 period	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends and share repurchases
+	Increase in net investment income	+	Share repurchases	+	Decrease in dilutive shares from the prior year
+	Decrease in P&C COVID-19 incurred losses	-	Increase in dilutive shares under stock-based compensation largely due to an increase in the quarterly average stock price
+	Higher earned premiums in Commercial Lines and a lower P&C underlying loss ratio before COVID-19			-	Decrease in common stockholders' equity largely due to decrease in AOCI, driven by a decline in net unrealized gains on available for sale securities
+	Lower restructuring costs
+	Increase in earnings from Hartford Funds
-	Higher excess mortality losses in group life and COVID-19 losses in group disability
-	A change from net favorable to net unfavorable P&C prior accident year reserve development
-	Higher current accident year catastrophes
-	An increase in personal automobile claim frequency and severity
-	Lower income from the former Talcott Resolution investment

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Ý	Increased 50 bps	Þ	Improved 0.1 points	Þ	Decreased 2.5 points
+	Greater returns on limited partnerships and other alternative investments	+	Decrease in COVID-19 incurred losses	-	Higher excess mortality in group life
-	Lower reinvestment rates and lower yield on variable rate securities	+	Lower current accident year loss ratio before COVID-19 in global specialty and workers' compensation	-	A higher group disability loss ratio primarily due to higher short-term and long-term disability claim incidence
		-	A change to unfavorable prior accident year reserve development	-	A higher expense ratio
				+	Higher net investment income
		-	Higher current accident year catastrophes	+	Greater net realized gains
		-	Higher personal automobile claim frequency and severity
		-	An increase in underwriting expenses

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of the MD&A.
Consolidated Results of Operations

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Earned premiums	$17,999	$17,288	$16,923	4%	2%
Fee income	1,488	1,277	1,301	17%	(2%)
Net investment income	2,313	1,846	1,951	25%	(5%)
Net realized gains (losses)	509	(14)	395	NM	(104%)
Other revenues	81	126	170	(36%)	(26%)
Total revenues	22,390	20,523	20,740	9%	(1%)
Benefits, losses and loss adjustment expenses	12,729	11,805	11,472	8%	3%
Amortization of deferred policy acquisition costs	1,680	1,706	1,622	(2%)	5%
Insurance operating costs and other expenses	4,779	4,480	4,580	7%	(2%)
Loss on extinguishment of debt	—	—	90	—%	(100%)
Loss on reinsurance transactions	—	—	91	—%	(100%)
Interest expense	234	236	259	(1%)	(9%)
Amortization of other intangible assets	71	72	66	(1%)	9%
Restructuring and other costs	1	104	—	(99%)	NM
Total benefits, losses and expenses	19,494	18,403	18,180	6%	1%
Income before income taxes	2,896	2,120	2,560	37%	(17%)
Income tax expense	531	383	475	39%	(19%)
Net income	2,365	1,737	2,085	36%	(17%)
Preferred stock dividends	21	21	21	—%	—%
Net income available to common stockholders	$2,344	$1,716	$2,064	37%	(17%)
Year ended December 31, 2021 compared to year ended December 31, 2020
Net income available to common stockholders increased by $628 primarily driven by:
•A $523 before tax change from net realized losses in 2020 to net realized gains in 2021, primarily driven by changes in valuation and sales of equity securities from losses in the 2020 period to gains in the 2021 period;
•An increase in net investment income of $467 before tax driven by higher returns on limited partnerships and other alternative investments;
• A $103 before tax decrease in restructuring costs related to the Hartford Next operational transformation and cost reduction plan;
•An increase in earnings from Hartford Funds; and
•An increase in P&C underwriting results of $36 before tax, with a reduction in COVID-19 incurred losses, a lower Commercial Lines underlying loss and loss adjustment expense ratio before COVID-19 and the effect of earned premium growth largely offset by a change to net unfavorable prior accident year reserve development, higher personal automobile loss costs and higher underwriting expenses.
These increases were partially offset by:
•A $384 before tax increase in excess mortality claims and COVID-19 related impacts to short-term-disability losses; and
•Lower income from the Talcott Resolution investment, which was divested on June 30, 2021.
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
Earned Premiums
[1]For the years ended 2020 and 2019, the total includes $9, and $10 respectively, recorded in Corporate other revenue.
Earned premiums increased primarily due to:
•An increase in P&C reflecting a 7% increase in Commercial Lines and a 2% decrease in Personal Lines. Contributing to the increase in Commercial Lines was the effect of higher audit and endorsement premiums as the result of higher insured exposures given the economic recovery in 2021. For Personal Lines, the effect of non-renewals outpacing new business was partially offset by the effect of $81 in COVID-related premium credits in the 2020 period; and
•An increase in Group Benefits earned premium of 3% year over year due to an increase in group disability and higher supplemental health product premiums, partially offset by the effect of buyout premium in the 2020 period.
Fee income increased, largely driven by Hartford Funds as a result of higher daily average assets under management due to an increase in equity market levels and net inflows.
Other revenues decreased by $45, primarily driven by lower income of $53 before tax from the Talcott Resolution investment, which was divested on June 30, 2021.
Net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations and cash distributions within private equity funds and sales of underlying investments within real estate funds;
•A higher level of invested assets;

Net Investment Income
•Greater income from non-routine income items, including yield adjustments on prepayable securities; and
•Higher yield from equity investments.
These increases were partially offset by:
•A lower yield on fixed maturity investments resulting from reinvesting at lower rates and a lower yield on floating rate investments.
Net realized gains (losses) changed from net losses in the 2020 period to net gains in the 2021 period, primarily driven by:
•Gains on equity securities in the 2021 period driven by appreciation in value compared to losses on equity securities in the 2020 period, partially offset by net realized gains in the 2020 period upon termination of derivatives used to hedge against a decline in equity market levels;
•A net reduction in ACL on mortgage loans and fixed maturities in the 2021 period due to an improved economic outlook, compared to increases in the ACL on mortgage loans and fixed maturities in the 2020 period;
•A $46 before tax net realized gain in 2021 resulting from sale of the Company's 9.7% previously owned interest in Talcott Resolution;
•A lower level of losses in 2021 than in 2020 related to the sale of the Continental Europe Operations; and
•Higher net realized gains on sales of fixed maturity securities.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
P&C Losses and LAE Incurred
Benefits, losses and loss adjustment expenses increased due to:
•An increase in incurred losses for Property & Casualty of $457 which was driven by:
•An unfavorable change of $335 in P&C net prior accident year reserve development. Prior accident year reserve development in the 2021 period was a net unfavorable $199 before tax, driven by reserve increases for sexual molestation and sexual abuse claims, primarily to reflect claims made against the Boy Scouts of America ("BSA"), partially offset by reserve decreases in workers' compensation, catastrophes, package business, personal automobile, commercial property, and bond. Prior accident year development in the 2021 period also included adverse reserve development ceded to NICO under an adverse development cover ("ADC") of $155 before tax for A&E reserves and $91 before tax for Navigators reserves related to 2018 and prior accident years, both of which the Company recognized a deferred gain under retroactive reinsurance accounting. Prior accident year reserve development in 2020 was a favorable $136 before tax, driven by $529 of reserve reductions related to catastrophes, including decreases in estimated losses arising from wind and hail events in 2017, 2018 and 2019 and from the 2017 and 2018 California wildfires, including a $289 before tax subrogation benefit from PG&E Corporation and Pacific Gas and Electric Company (together, "PG&E"). Reserve development in 2020 also included a $254 before tax reserve increase for sexual molestation and abuse claims, a $208 before tax increase in A&E reserves and a $102 before tax of adverse development for Navigators related to 2018 and prior accident years. While $220 of A&E and $102 of Navigators’ reserve development in 2020 has been economically ceded to
Group Benefits Losses and LAE Incurred
NICO, the Company recognized a $312 deferred gain under retroactive reinsurance accounting with $10 of the $220 ceded A&E losses recognized as a benefit to income in 2020. For further discussion, see Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements;
•An increase in current accident year catastrophe losses of $58, before tax. Catastrophe losses in the 2021 period were principally from hurricane Ida and February winter storms, as well as from tornado, wind and hail events in Texas, the Midwest and Southeast. Catastrophe losses in 2020 were primarily from civil unrest, a number of hurricanes and tropical storms, Pacific Coast wildfires and Northeast windstorms as well as tornado, wind and hail events in the South, Midwest and Central Plains; and
•An increase in P&C current accident year ("CAY") loss and loss adjustment expenses before catastrophes primarily due to the effect of higher earned premiums in commercial lines, higher personal automobile claim frequency and severity, and higher non-catastrophe property losses partially offset by a $247 before tax decrease in COVID-19 incurred losses and lower current accident year loss ratios before COVID-19 in global specialty, workers’ compensation and general liability.
•An increase in Group Benefits of $475 primarily driven by a $344 before tax increase in excess mortality claims in group life, the effect of an increase in earned premiums and higher short-term and long-term disability claim incidence especially compared to the favorable incidence levels experienced during the early stages of the pandemic. The increased claim incidence was partially offset by a higher

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
favorable New York Paid Family Leave adjustment recognized in the 2021 period.
For further discussion of impacts resulting from the COVID-19 pandemic, refer to the impact of COVID-19 on our financial condition, results of operations and liquidity section of this MD&A.
Amortization of deferred policy acquisition costs decreased from the prior year period driven, in part, by a decrease in Personal Lines due to lower earned premiums.
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
Restructuring and other costs decreased as the prior year period included severance costs related to the Company's Hartford Next operational transformation and cost reduction plan. For further discussion of impacts resulting from the Hartford Next initiative, see MD&A - The Hartford's Operations, The Hartford's Operations, Operational Transformation and Cost Reduction Plan and Note 23 - Restructuring and Other Costs of Notes to Consolidated Financial Statements.
Income tax expense increased primarily due to an increase in income before tax.
For further discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.

INVESTMENT RESULTS

Composition of Invested Assets
	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$42,847	74.2%	$45,035	79.7%
Equity securities, at fair value	2,094	3.6%	1,438	2.5%
Mortgage loans (net of ACL of $29 and $38)	5,383	9.3%	4,493	7.9%
Limited partnerships and other alternative investments	3,353	5.8%	2,082	3.7%
Other investments [1]	375	0.7%	201	0.4%
Short-term investments	3,697	6.4%	3,283	5.8%
Total investments	$57,749	100.0%	$56,532	100.0%
[1] Primarily consists of fixed maturities, at fair value using the fair value option ("FVO"), equity fund investments, overseas deposits, consolidated investment funds and derivative instruments which are carried at fair value.
December 31, 2021 compared to December 31, 2020
Total investments increased primarily due to an increase in limited partnerships and other alternative investments, mortgage loans, and equity securities, partially offset by a decrease in fixed maturities, AFS.
Limited partnerships and other alternative investments increased primarily driven by increased valuations and additional investments in real estate joint ventures.

Mortgage loans increased largely due to funding of industrial, multifamily, and retail commercial whole loans.
Equity securities increased due to net purchases and appreciation in value due to higher equity market levels.
Fixed maturities, AFS decreased primarily due to a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads. The decline was also due to the reinvestment into other asset classes.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	For the years ended December 31,
	2021		2020		2019
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,349	3.1%	$1,442	3.4%	$1,559	3.8%
Equity securities	73	4.9%	39	3.7%	46	3.4%
Mortgage loans	181	3.7%	172	3.9%	165	4.4%
Limited partnerships and other alternative investments	732	31.8%	222	12.3%	232	14.4%
Other [3]	58		42		32
Investment expense	(80)		(71)		(83)
Total net investment income	$2,313	4.3%	$1,846	3.6%	$1,951	4.1%
Total net investment income excluding limited partnerships and other alternative investments	$1,581	3.1%	$1,624	3.3%	$1,719	3.7%
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
Year ended December 31, 2021 compared to the year ended December 31, 2020
Total net investment income increased primarily due to:
•Greater income from limited partnerships and other alternative investments primarily driven by higher valuations and cash distributions within private equity funds and sales of underlying investments within real estate funds;
•A higher level of invested assets;
•Greater income from non-routine items, including yield adjustments on prepayable securities; and
•A higher yield from equity investments.
These increases were partially offset by a lower yield on fixed maturities resulting from reinvesting at lower rates and a lower yield on floating rate investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was down primarily due to lower reinvestment rates, partially offset by greater income from non-routine income items and a higher yield on equity securities.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the year-ended December 31, 2021, was 2.6% which was below the average yield of sales and maturities of 3.0% for the same period. Average reinvestment rate for the year-ended December 31, 2020, was 2.5% which was below the average yield of sales and maturities of 3.4%.
For the 2022 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be lower than the portfolio yield earned in 2021 due to lower reinvestment rates. The estimated impact on annualized net investment income yield is subject to variability due to evolving market conditions, active portfolio management, and the level of non-routine income items, such as make-whole payments, prepayment penalties on mortgage loans and yield adjustments on prepayable securities.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	For the years ended December 31,
(Before tax)	2021	2020	2019
Gross gains on sales of fixed maturities	$319	$255	$234
Gross losses on sales of fixed maturities	(89)	(50)	(56)
Equity securities [1]	227	(214)	254
Net credit losses on fixed maturities, AFS [2]	4	(28)
Change in ACL on mortgage loans [3]	9	(19)
Intent-to-sell impairments [2]	—	(5)	—
Net other-than-temporary impairment ("OTTI") losses recognized in earnings			(3)
Valuation allowances on mortgage loans			1
Other, net [4]	39	47	(35)
Net realized gains (losses)	$509	$(14)	$395
[1]The net unrealized gains on equity securities still held as of the end of the period and included in net realized gains (losses) were $155, $53, and $164 for the years ended December 31, 2021, 2020, and 2019, respectively.
[2]Due to the adoption of accounting guidance for credit losses on January 1, 2020, realized losses previously reported as OTTI are now presented as credit losses which are net of any recoveries. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies. In addition, see Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]Represents the change in ACL recorded during the period following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies. In addition, see ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]Includes gains (losses) on non-qualifying derivatives for 2021, 2020, and 2019 of $12, $104, and $(24), respectively, gains (losses) from transactional foreign currency revaluation of $(1), $(1) and (9), respectively, and a loss of $21 and $48, respectively, on the sale of Continental Europe Operations for the years ended December 31, 2021 and 2020. For the year-ended December 31, 2021, there was also a gain of $46 on the sale of the Company's previously owned interest in Talcott Resolution.
Year ended December 31, 2021
Gross gains and losses on sales were primarily due to net sales of corporate securities and tax-exempt municipals, in addition to sales of U.S. treasuries for duration and risk management.
Equity securities net gains were primarily driven by appreciation in value due to higher equity market levels and gains realized on exit of private equity direct investments.
Other, net gains and losses included a gain of $46 on the sale of the Company's 9.7% retained interest in Talcott Resolution, sold on June 30, 2021, and a loss of $21 related to the sale of the Company's Continental Europe Operations, which was completed on December 29, 2021. Also included were gains of $7 on credit derivatives driven by a decrease in credit spreads.
Year ended December 31, 2020
Gross gains and losses on sales were primarily driven by issuer-specific sales of corporate securities and tax-exempt municipal bonds, rebalancing within the foreign government sector, and sales of U.S. treasury securities for duration and/or liquidity management.
Equity securities net losses were driven by mark-to-market losses due to the decline in equity market levels in the first quarter and losses incurred on sales across multiple issuers as the Company reduced its exposure to equity securities, partially offset by mark-to-market gains on certain preferred equities.
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
•group benefit LTD reserves, net of reinsurance;
•evaluation of goodwill for impairment;
•valuation of investments and derivative instruments including evaluation of credit losses on fixed maturities, AFS and ACL on mortgage loans; and
•contingencies relating to corporate litigation and regulatory matters.

|

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

|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of December 31, 2021

Personal Lines
$1,807
7%
Property &
Casualty Other
Operations
$1,135
4%
Commercial Lines
$22,426
88%

Loss and LAE Reserves, Net of Reinsurance as of December 31, 2021

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance	% Total Reserves-net
Workers’ compensation	$11,259	$—	$—	$11,259	44.4%
General liability	4,960	—	—	4,960	19.5%
Marine	303	—	—	303	1.2%
Package business [1]	1,924	—	—	1,924	7.6%
Commercial property	530	—	—	530	2.1%
Automobile liability	1,175	1,390	—	2,565	10.1%
Automobile physical damage	14	40	—	54	0.2%
Professional liability	1,261	—	—	1,261	5.0%
Bond	434	—	—	434	1.7%
Homeowners	—	364	—	364	1.4%
Asbestos and environmental	110	10	604	724	2.9%
Assumed reinsurance	285	—	96	381	1.5%
All other	171	3	435	609	2.4%
Total reserves-net	22,426	1,807	1,135	25,368	100.0%
Reinsurance and other recoverables	4,480	37	1,564	6,081
Total reserves-gross	$26,906	$1,844	$2,699	$31,449
[1]Commercial Lines policy packages that include property and general liability coverages are generally referred to as the package line of business.

|

Table of Contents	Index to MD&A
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
In the case of assumed reinsurance, all of the above risks apply. The Company assumes property and casualty risks from other insurance companies as part of its Global Re business acquired from Navigators Group and from certain pools and associations. Global Re, which is a part of the global specialty business, mostly assumes property, casualty and specialty risks. Changes in the case reserving and reporting patterns of insurance companies ceding to The Hartford can create additional uncertainty in estimating the reserves. Due to the inherent complexity of the assumptions used, final claim settlements may vary significantly from the present estimates of direct and assumed reserves, particularly when those settlements may not occur until well into the future.
Reinsurance Recoverables- Through both facultative and treaty reinsurance agreements, the Company cedes a share of the risks it has underwritten to other insurance companies. The Company records reinsurance recoverables for losses and loss adjustment expenses ceded to its reinsurers representing the anticipated recovery from reinsurers of unpaid claims, including IBNR.
The Company estimates the portion of losses and loss adjustment expenses to be ceded based on the terms of any applicable facultative and treaty reinsurance, including an estimate of IBNR for losses that will ultimately be ceded.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an ACL and an allowance for disputed balances. The ACL primarily considers the credit quality of the Company's reinsurers while the allowance for disputes considers recent outcomes in arbitration and litigation in disputes between reinsurers and cedants and recent commutation activity between reinsurers and cedants that may signal how the Company’s own reinsurance claims may settle. Where its reinsurance contracts permit, the Company secures funding of future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $96 as of December 31, 2021, comprised of $42 related to Commercial Lines, $1 related to

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Personal Lines and $53 related to Property & Casualty Other Operations.
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
Reserves are set by line of business within the operating segments. A single line of business may be written in more than one segment. Lines of business for which reported losses emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which reported losses emerge more quickly are referred to as short-tail lines of business. The Company’s shortest-tail lines of business are homeowners, commercial property, marine and automobile physical damage. The longest tail lines of business include workers’ compensation, general liability, professional liability and assumed reinsurance. For short-tail lines of business, emergence of paid losses and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods after a given accident year and, accordingly, may not be indicative of ultimate losses.
Use of Actuarial Methods and Judgments- The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. New methods may be added for specific lines over time to inform these selections where appropriate. The reserve selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates. Most reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for homeowners, commercial property, marine property, automobile physical damage, automobile liability, package property business, and workers’ compensation. Other reserves, including most general liability and professional liability lines, are reviewed semi-annually. Certain additional reserves are also reviewed semi-
annually or annually, including reserves for losses incurred in accident years older than twelve years for Personal Lines and older than twenty years for Commercial Lines, as well as reserves for bond, assumed reinsurance, latent exposures such as construction defects, and unallocated loss adjustment expenses. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters and, if necessary, performs a reserve review to determine whether the reserve estimate should change.
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
Differences Between GAAP and Statutory Basis Reserves- As of December 31, 2021 and 2020, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were lower than net reserves reported on a statutory basis, primarily due to reinsurance recoverables on two ceded retroactive reinsurance agreements that are recorded as a reduction of other liabilities under statutory accounting. One of the retroactive reinsurance agreements covers substantially all adverse development on asbestos and environmental reserves subsequent to 2016, up to a $1.5 billion limit, and the other covered adverse development on Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018, up to a $300 limit. Under both agreements,

|

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
Preferred Reserving Methods by Line of Business

Commercial property, homeowners and automobile physical damage	These short-tailed lines are fast-developing and paid and reported development techniques are used as these methods use historical data to develop paid and reported loss development patterns, which are then applied to cumulative paid and reported losses by accident period to estimate ultimate losses. In addition to paid and reported development methods, for the most immature accident months, the Company uses frequency and severity techniques and the initial expected loss ratio. The advantage of frequency/severity techniques is that frequency estimates are generally easier to predict and external information can be used to supplement internal data in estimating average severity.
Personal automobile liability	For personal automobile liability, and bodily injury in particular, in addition to traditional paid and reported development methods, the Company relies on frequency/severity techniques and Berquist-Sherman techniques. Because the paid development technique is affected by changes in claim closure patterns and the reported development method is affected by changes in case reserving practices, the Company reviews and often relies on Berquist-Sherman techniques which adjust these patterns to reflect current settlement rates and case reserving practices. The Company generally uses the reported development method for older accident years and a combination of reported development, frequency/severity and Berquist-Sherman methods for more recent accident years. For older accident periods, reported losses are a good indicator of ultimate losses given the high percentage of ultimate losses reported to date. For more recent periods, the frequency/severity techniques are not affected as much by changes in case reserve practices and changing disposal rates and the Berquist-Sherman techniques specifically adjust for these changes.
Commercial automobile liability	The Company performs a variety of techniques, including the paid and reported development methods and frequency/severity techniques. For older, more mature accident years, the Company primarily uses reported development techniques. For more recent accident years, the Company relies on several methods that incorporate expected loss ratios, reported loss development, paid loss development, frequency/severity, case reserve adequacy, and claim settlement rates.
Professional liability	Reported and paid loss development patterns for this line tend to be volatile. Therefore, the Company typically supplements the expected loss ratio method and paid and reported development methods with others such as individual claim reviews and frequency and severity techniques.
General liability, bond and large deductible workers’ compensation	For these long-tailed lines of business, the Company generally relies on the expected loss ratio and reported development techniques. The Company generally weights these techniques together, relying more heavily on the expected loss ratio method at early ages of development and shifting more weight onto the reported development method as an accident year matures. For certain general liability lines the Company uses a Berquist-Sherman technique to adjust for changes in claim reserving patterns. The Company also uses various frequency/severity methods aimed at capturing large loss development and in some bond lines individual claim reviews are used.
Workers’ compensation	Workers’ compensation is the Company’s single largest reserve line of business and a wide range of methods are used. Due to the long-tailed nature of workers' compensation, the selection of methods is driven by expected loss ratio methods ("ELR") at early evaluations with emphasis shifting first to Bornhuetter-Ferguson methods, then to paid and reported development methods (with more reliance placed on paid methods), and finally to methods that are responsive to the inventory of open claims. Across these techniques, there are adjustments related to changes in emergence patterns across years, projections of future cost inflation, outlier claims, and analysis of larger states.
Marine	For marine liability, the Company generally relies on the expected loss ratio, Berquist-Sherman, and reported development techniques. The Company generally weights these techniques together, relying more heavily on the expected loss ratio method at early ages of development and then shifts towards Berquist-Sherman and then more towards the reported development method as an accident year matures. For marine property segments, the Company relies on a Berquist-Sherman method for early development ages then shifts to reported development techniques.
Assumed reinsurance and all other	Standard methods, such as expected loss ratio, Berquist-Sherman and reported development techniques are applied. These methods and analyses are informed by underlying treaty by treaty analyses supporting the expected loss ratios, and cedant data will often inform the loss development patterns. In some instances, reserve indications may also be influenced by information gained from claims and underwriting audits. Policy quarter and policy year loss reserve estimates are then converted to an accident year basis.
Allocated loss adjustment expenses ("ALAE")	For some lines of business (e.g., professional liability, assumed reinsurance, and the acquired Navigators Group book of business), ALAE and losses are analyzed together. For most lines of business, however, ALAE is analyzed separately, using paid development techniques and a ratio of paid ALAE to paid loss is applied to loss reserves to estimate unpaid ALAE.
Unallocated loss adjustment expenses ("ULAE")	ULAE is analyzed separately from loss and ALAE. For most lines of business, future ULAE costs to be paid are projected based on an expected claim handling cost per claim year, the anticipated claim closure pattern and the ratio of paid ULAE to paid loss is applied to estimated unpaid losses. For some lines, a simplified paid-to-paid approach is used.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The recorded reserve for losses and loss adjustment expenses represents the Company's best estimate of the ultimate settlement amount of unpaid losses and loss adjustment expenses. In applying judgment, the best estimate is selected after considering the estimates derived from a number of actuarial methods, giving more weight to those methods deemed more predictive of ultimate unpaid losses and loss adjustment expenses. The Company does not produce a statistical range or confidence interval of reserve estimates and, since reserving methods with more credibility are given greater weight, the selected best estimate may differ from the mid-point of the various estimates produced by the actuarial methods used.
Assumptions used in arriving at the selected actuarial indications consider a number of factors, including the immaturity of emerged claims in recent accident years, emerging trends in the recent past, and the level of volatility within each line of business.
Adjustments to reserves of prior accident years are referred to as “prior accident year development”. Increases in previous estimates of ultimate loss costs are referred to as either an increase in prior accident year reserves or as unfavorable reserve development. Decreases in previous estimates of ultimate loss costs are referred to as either a decrease in prior accident year reserves or as favorable reserve development. Reserve development can influence the comparability of year over year underwriting results.
For a discussion of changes to reserve estimates recorded in 2021, see Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements.
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
General liability- Within Commercial Lines and Property & Casualty Other Operations, the Company has exposure to general liability claims, including from bodily injury, property damage and product liability. Reserves for these exposures can be particularly difficult to estimate due to the long development pattern and uncertainty about how cases will settle. In particular, the Company has exposure to bodily injury claims that is the result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica, talcum powder, per-and polyfluoroalkyl substances ("PFAS"), head injuries and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions, and other organizations, including the Boy Scouts of America, relating to sexual molestation and sexual abuse. For additional information related to the Company's settlement agreement with the Boy Scouts of America, see Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements. State “reviver” statutes, extending statutes of limitations for certain sexual molestation and sexual abuse claims, could result in additional litigation or could result in unexpected sexual molestation and sexual abuse losses. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods, which can raise complex coverage issues with significant effects on the ultimate scope of coverage. Such exposures may also be impacted by insured bankruptcies. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company monitors trends in litigation, the external environment including legislation, the similarities to other mass torts and the potential impact on the Company’s reserves. Additionally, uncertainty in estimated claim severity causes reserve variability, particularly with respect to changes in internal claim handling and case reserving practices.
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
Directors' and officers' insurance- Uncertainty regarding the number and severity of security class action suits can result in reserve volatility for directors' and officers' insurance claims. Additionally, the Company’s exposure to losses under directors’ and officers’ insurance policies, both domestically and internationally, is primarily in excess layers, making estimates of loss more complex.
Personal Lines automobile- While claims emerge over relatively shorter periods, estimates can still vary due to a number of factors, including uncertain estimates of frequency and severity trends. Severity trends are affected by changes in internal claim handling and case reserving practices as well as by changes in the external environment, such as due to inflation in labor and materials because of supply chain disruptions affecting repair costs. Changes in claim practices increase the uncertainty in the interpretation of case reserve data, which

|

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
COVID-19 impacts- As further explained under the "Impact of COVID-19 on our financial condition, results of operations and liquidity" section of this MD&A, the Company incurred $31 of COVID-19 claims in 2021 within P&C, including in workers' compensation and financial lines. Under workers’ compensation, we have experienced a continuation of COVID-19 incurred losses, particularly due to laws or directives in certain states that require coverage of COVID-19 claims for health care and other essential workers based on a presumption that they contracted the virus while working. Under financial lines, we have experienced COVID-19 related claims under employment practices liability insurance policies. These claims tend to be low severity and we are monitoring emerging trends related to return to work and vaccine mandates. We continue to monitor exposure under director's and officer's insurance policies.
In addition to the direct impacts of COVID-19 mentioned above, we are monitoring for indirect impacts as well. This past year we have seen inflationary pressure on building material and labor costs due to supply chain disruption because of the pandemic. This has the potential to impact homeowners and commercial property severity and lengthen reporting patterns due to claim settlement delays. Supply chain disruption as a result of the pandemic has also had an impact on the automobile industry impacting physical damage severities.
Reserve estimates for COVID-19 claims are difficult to estimate. In establishing reserves for COVID-19 incurred claims through December 31, 2021, we have provided IBNR at a higher percentage of ultimate estimated incurred losses than usual as we expect longer claim reporting patterns given the effects of COVID-19. For example, we expect longer delays than usual between the time a worker is treated and the date the claim is eventually submitted for workers' compensation coverage. Reserve estimates for directors’ and officers’ (“D&O”), errors and omissions ("E&O") and employment practices liability are subject to significant uncertainty given that estimates must be made of the expected ultimate severity of claims that have recently been reported. Changes in the legal environment and litigation process, including but not limited to court delays and closings, may also have potential impacts on development patterns for liability lines.
Catastrophes- Within Commercial Lines and Personal Lines, the Company is exposed to incurred losses from catastrophe events, primarily for damage to property. Reserves for hurricanes, tropical storms, tornado/hail, wildfires, earthquakes and other catastrophe events are subject to significant uncertainty about the number and average severity of claims arising from those events, particularly in cases where the event occurs near the end of a financial reporting period when there is limited information about the extent of damages. For example, after a catastrophe event, it may take a period of time before we are able to access the impacted areas limiting the ability of our claims adjusting staff to inspect losses, make estimates and determine the damages that are covered by the policy. To estimate catastrophe losses, we consider information from claim notices received to date, third party data, visual images of the affected area where we have exposures and our own historical experience of loss reporting patterns for similar events.
Impact of Key Assumptions on Reserves
As stated above, the Company’s practice is to estimate reserves using a variety of methods, assumptions and data elements within its reserve estimation. The Company does not use statistical loss distributions or confidence levels in the process of determining its reserve estimate and, as a result, does not disclose reserve ranges.
Across most lines of business, the most important reserve assumptions are future loss development factors applied to paid or reported losses to date. The trend in loss cost frequency and severity is also a key assumption, particularly in the most recent accident years, where loss development factors are less credible.
The following discussion discloses possible variation from current estimates of loss reserves due to a change in certain key indicators of potential losses. For automobile liability lines in both Personal Lines and Commercial Lines, the key indicator is the annual loss cost trend, particularly the severity trend component of loss costs. For workers’ compensation and general liability, loss development patterns are a key indicator, particularly for more mature accident years. For workers’ compensation, paid loss development patterns have been impacted by medical cost inflation and other changes in loss cost trends. For general liability, incurred loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., PFAS claims) and a shift in the mixture between smaller, more routine claims and larger, more complex claims.
Each of the impacts described below is estimated individually, without consideration for any correlation among key indicators or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
together in an attempt to estimate volatility for the Company’s reserves in total. For any one reserving line of business, the estimated variation in reserves due to changes in key indicators is a reasonable estimate of potential reserve development that may occur in the future, likely over a period of several calendar years. The variation discussed is not meant to be a worst-case scenario, and, therefore, it is possible that future variation may be more than the amounts discussed below. Moreover, the variation discussed does not represent a complete statistical range of potential reserve outcomes, and factors exist beyond the key indicators considered which have the potential to drive additional variation to the Company's reserves.

	Possible Change in Key Indicator	Reserves, Net of Reinsurance December 31, 2021	Estimated Range of Potential Reserve Development
Personal Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.4 billion	+/- $65
Commercial Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.2 billion	+/- $30
Workers' Compensation	2% change in paid loss development patterns	$11.3 billion	+/- $400
General Liability	8% change in reported loss development patterns	$5.0 billion	+/- $500
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

|

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
Total P&C Insurance Product Reserves Development
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2021 represent the Company’s best estimate of its ultimate liability for unpaid losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, it is possible that management’s estimate of the ultimate liabilities for these claims may change in the future and that the required adjustment to currently recorded reserves could be material to the Company’s results of operations and liquidity.
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2021

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$25,058	$1,836	$2,728	$29,622
Reinsurance and other recoverables	4,271	28	1,426	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,787	1,808	1,302	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	5,407	1,840	—	7,247
Current accident year ("CAY") catastrophes	496	168	—	664
Prior accident year development ("PYD") [1]	141	(144)	202	199
Total provision for unpaid losses and loss adjustment expenses	6,044	1,864	202	8,110
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(91)	—	(155)	(246)
Payments	(4,316)	(1,865)	(214)	(6,395)
Foreign currency adjustment	2	—	—	2
Ending liabilities for unpaid losses and loss adjustment expenses, net	22,426	1,807	1,135	25,368
Reinsurance and other recoverables	4,480	37	1,564	6,081
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$26,906	$1,844	$2,699	$31,449
Earned premiums and fee income	$9,575	$2,986
Loss and loss expense paid ratio [2]	45.1	62.5
Loss and loss expense incurred ratio	63.4	63.1
Prior accident year development (pts) [3]	1.5	(4.9)
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
[2]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2021, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$157	$94	$251
Winter storms [1]	151	18	169
Hurricanes and Tropical Storms	151	43	194
Wildfires	9	23	32
Losses ceded to the aggregate catastrophe treaty [2]	(29)	(10)	(39)
Catastrophes before assumed reinsurance	439	168	607
Global assumed reinsurance business [3]	57	—	57
Total catastrophe losses	$496	$168	$664
[1]Includes catastrophe losses from the February winter storms in Texas and other areas within Commercial Lines and Personal Lines of $206 and $24, respectively, gross of reinsurance, and $151 and $18, respectively, net of reinsurance under the Company's per occurrence property catastrophe treaty covering events other than earthquakes and named hurricanes and tropical storms. The reinsurance covers 70% of up to $250 of losses in excess of $100 from such events occurring within a seven day time period, subject to a $50 annual aggregate deductible. These recoveries do not inure to the benefit of the aggregate property catastrophe treaty reinsurers. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.
[2]For further information on the aggregate catastrophe treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.
[3]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(190)	$—	$—	$(190)
Workers’ compensation discount accretion	35	—	—	35
General liability	454	—	—	454
Marine	1	—	—	1
Package business	(91)	—	—	(91)
Commercial property	(26)	—	—	(26)
Professional liability	(2)	—	—	(2)
Bond	(26)	—	—	(26)
Assumed reinsurance	(6)	—	—	(6)
Automobile liability	9	(90)	—	(81)
Homeowners	—	3	—	3
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	(97)	(57)	—	(154)
Uncollectible reinsurance	(5)	—	(1)	(6)
Other reserve re-estimates, net	(6)	—	48	42
Prior accident year development before change in deferred gain	50	(144)	47	(47)
Change in deferred gain on retroactive reinsurance included in other liabilities	91	—	155	246
Total prior accident year development	$141	$(144)	$202	$199

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2020

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$23,363	$2,201	$2,697	$28,261
Reinsurance and other recoverables [1]	4,029	68	1,178	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	19,334	2,133	1,519	22,986
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	5,493	1,695	—	7,188
Current accident year catastrophes	397	209	—	606
Prior accident year development [2]	44	(438)	258	(136)
Total provision for unpaid losses and loss adjustment expenses	5,934	1,466	258	7,658
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(102)	—	(210)	(312)
Payments	(4,348)	(1,791)	(265)	(6,404)
Net reserves transferred to liabilities held for sale	(45)	—	—	(45)
Foreign currency adjustment	14	—	—	14
Ending liabilities for unpaid losses and loss adjustment expenses, net	20,787	1,808	1,302	23,897
Reinsurance and other recoverables	4,271	28	1,426	5,725
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$25,058	$1,836	$2,728	$29,622
Earned premiums and fee income	$8,940	$3,042
Loss and loss expense paid ratio [3]	48.6	58.9
Loss and loss expense incurred ratio	66.5	48.7
Prior accident year development (pts) [4]	0.5	(14.6)
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
subrogation. In 2020, the Company received distributions, net of attorney costs, of $227.

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(110)	$—	$—	$(110)
Workers’ compensation discount accretion	35	—	—	35
General liability	237	—	—	237
Marine	3	—	—	3
Package business	(58)	—	—	(58)
Commercial property	(4)	—	—	(4)
Professional liability	(14)	—	—	(14)
Bond	(19)	—	—	(19)
Assumed reinsurance	(6)	—	—	(6)
Automobile liability	27	(61)	—	(34)
Homeowners	—	7	—	7
Net asbestos and environmental reserves	—	—	(2)	(2)
Catastrophes	(149)	(380)	—	(529)
Uncollectible reinsurance	—	—	(8)	(8)
Other reserve re-estimates, net	—	(4)	58	54
Prior accident year development before change in deferred gain	(58)	(438)	48	(448)
Change in deferred gain on retroactive reinsurance included in other liabilities	102	—	210	312
Total prior accident year development	$44	$(438)	$258	$(136)

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2019

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$19,455	$2,456	$2,673	$24,584
Reinsurance and other recoverables	3,137	108	987	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	16,318	2,348	1,686	20,352
Navigators Group Acquisition	2,001	—	—	2,001
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,913	2,087	—	7,000
Current accident year catastrophes	323	140	—	463
Prior accident year development [1]	(44)	(42)	21	(65)
Total provision for unpaid losses and loss adjustment expenses	5,192	2,185	21	7,398
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(16)	—	—	(16)
Payments	(4,161)	(2,400)	(187)	(6,748)
Foreign currency adjustment	(1)	—	—	(1)
Ending liabilities for unpaid losses and loss adjustment expenses, net	19,333	2,133	1,520	22,986
Reinsurance and other recoverables	4,030	68	1,177	5,275
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$23,363	$2,201	$2,697	$28,261
Earned premiums and fee income	$8,325	$3,235
Loss and loss expense paid ratio [2]	50.0	74.2
Loss and loss expense incurred ratio	62.6	68.3
Prior accident year development (pts) [3]	(0.5)	(1.3)
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
[2]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2019, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$157	$102	$259
Winter storms	54	18	72
Tropical storms	18	5	23
Hurricanes	20	4	24
Wildfires	4	4	8
Tornadoes	53	7	60
Typhoons	16	—	16
Other	1	—	1
Total catastrophe losses	$323	$140	$463

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2019
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(120)	$—	$—	$(120)
Workers’ compensation discount accretion	33	—	—	33
General liability	61	—	—	61
Marine	8	—	—	8
Package business	(47)	—	—	(47)
Commercial property	(11)	—	—	(11)
Professional liability	29	—	—	29
Bond	(3)	—	—	(3)
Assumed reinsurance	3	—	—	3
Automobile liability	27	(38)	—	(11)
Homeowners	—	3	—	3
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	(40)	(2)	—	(42)
Uncollectible reinsurance	(5)	—	(25)	(30)
Other reserve re-estimates, net	5	(5)	46	46
Total prior accident year development	(60)	(42)	21	(81)
Change in deferred gain on retroactive reinsurance included in other liabilities	16	—	—	16
Total prior accident year development	$(44)	$(42)	$21	$(65)
For discussion of the factors contributing to unfavorable (favorable) for the prior accident year reserve development 2021, 2020, and 2019 periods, refer to Note 12 - Reserve for
Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
|PROPERTY & CASUALTY OTHER OPERATIONS
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Run-off A&E Summary as of December 31, 2021

	Asbestos	Environmental	Total Run-off A&E
Gross
Direct	$1,247	$394	$1,641
Assumed Reinsurance	460	68	528
Total	1,707	462	2,169
Ceded- other than NICO	(444)	(68)	(512)
Total net reserves, before ceded losses to NICO	1,263	394	1,657
Ceded - NICO A&E ADC "Run-off"[1]			(1,053)
Net			$604
[1]Including $1,053 of ceded losses for Run-off A&E and a ($38) reduction in ceded losses for Commercial Lines and Personal Lines, cumulative net incurred losses of $1,015 have been ceded to NICO under an adverse development cover reinsurance agreement. See the section that follows entitled A&E Adverse Development Cover for additional information.
Rollforward of Run-off A&E Losses and LAE

	Asbestos	Environmental	Total Run-off A&E
2021
Beginning net reserves before reinsurance recoverable from NICO	$1,268	$419	$1,687
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	104	51	155
Losses and loss adjustment expenses paid	(112)	(76)	(188)
Reclassification of allowance for uncollectible reinsurance [1]	3	—	3
Ending net reserves before reinsurance recoverable from NICO	1,263	394	1,657
Reinsurance recoverable from NICO A&E ADC			(1,053)
Ending net reserves			$604
2020
Beginning net reserves before reinsurance recoverable from NICO	$1,308	$346	$1,654
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	130	106	236
Losses and loss adjustment expenses paid	(172)	(33)	(205)
Reclassification of allowance for uncollectible reinsurance [1]	2	—	2
Ending net reserves before reinsurance recoverable from NICO	1,268	419	1,687
Reinsurance recoverable from NICO A&E ADC			(898)
Ending net reserves			$789
2019
Beginning net reserves before reinsurance recoverable from NICO	$1,342	$321	$1,663
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	76	56	132
Losses and loss adjustment expenses paid	(111)	(32)	(143)
Reclassification of allowance for uncollectible reinsurance [1]	1	1	2
Ending net reserves before reinsurance recoverable from NICO	1,308	346	1,654
Reinsurance recoverable from NICO A&E ADC			(660)
Ending liability — net			$994
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid have resulted in a deferred gain. As of December 31, 2021, the Company has incurred a cumulative $1,015 in adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, including $1,053 for Run-off A&E reserves, partially offset by a $38 reduction for A&E reserves in Commercial Lines and Personal Lines. As such, $485 of coverage is available for future adverse net reserve development, if any. As a result, the Company has recorded a $365 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1,015 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings, which may be significant.
Net and Gross Survival Ratios
Net and gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e. survive) if future annual payments were consistent with the calculated historical average.
Since December 31, 2016, asbestos and environmental net reserves have been declining since all adverse development has been ceded to NICO, up to a limit of $1.5 billion and the deferred gain on retroactive reinsurance has been recorded within other liabilities rather than in net loss and loss adjustment expense reserves. Recoveries from NICO will not be collected until the Company has cumulative loss payments of more than the attachment point of $1.7 billion which was based on the carrying value of net reserves as of December 31, 2016. Accordingly, the payment of losses without any current collection of recoveries from NICO has reduced the Company’s net loss reserves which decreases the net survival ratios such that, unadjusted, the net survival ratios would not be representative of the true number of years of average loss payments covered by the reserves. Therefore, the net survival ratios presented in the table below are calculated before considering the effect of the A&E ADC reinsurance agreement but net of other reinsurance in place.
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio	11.3	5.2
Three year net survival ratio	9.6	8.4
One year gross survival ratio	10.9	4.2
Three year gross survival ratio	9.4	7.4
Run-off A&E Paid and Incurred Losses and LAE Development

	Asbestos		Environmental		Total A&E
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2021
Gross	$157	$148	$109	$55	$266	$203
Ceded- other than NICO	(45)	(44)	(33)	(4)	(78)	(48)
Net - Gross of ADC	112	104	76	51	188	155
Ceded - NICO A&E ADC					—	(155)
Net					$188	$—
2020
Gross	$252	$170	$40	$141	$292	$311
Ceded- other than NICO	(80)	(40)	(7)	(35)	(87)	(75)
Net - Gross of ADC	172	130	33	106	205	236
Ceded - NICO A&E ADC					—	(238)
Net					$205	$(2)
2019
Gross	$131	$115	$39	$95	$170	$210
Ceded- other than NICO	(20)	(39)	(7)	(39)	(27)	(78)
Net - Gross of ADC	111	76	32	56	143	132
Ceded - NICO A&E ADC					—	(132)
Net					$143	$—
Annual Reserve Reviews
Review of Asbestos and Environmental Reserves
The Company performs its regular comprehensive annual review of asbestos and environmental reserves in the fourth quarter, including both Run-off A&E (P&C Other Operations) and asbestos and environmental reserves included in Commercial
Lines and Personal Lines. As part of the evaluation of asbestos and environmental reserves in the fourth quarter of 2021, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos and environmental liability, as well as assumed reinsurance accounts.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2021 comprehensive annual reviews
As a result of the 2021 fourth quarter review, the Company increased estimated asbestos reserves before NICO reinsurance by $106, including $104 in P&C Other Operations, primarily due to an increase in claim settlement rates, claim settlement values, and defense costs, which more than offset the impact of a decline in claim filing frequency. Also contributing was an increase in the Company's estimated share of liability under pending or potential cost sharing agreements and settlements. The increase in asbestos reserves was offset by a $106 reinsurance recoverable under the NICO treaty.
As a result of the 2021 fourth quarter review, the Company increased estimated environmental reserves before NICO reinsurance by $49, including $51 in P&C Other Operations, primarily due to the settlement of a large coal ash remediation claim, an increase in legal defense costs and higher site remediation costs. The increase in environmental reserves was offset by a $49 reinsurance recoverable under the NICO treaty.
The total $155 increase in asbestos and environmental reserves in P&C Other Operations was offset by a $155 reinsurance recoverable under the NICO treaty. Since cumulative losses ceded to the A&E ADC exceed the $650 of ceded premium paid, the Company recognized a $155 increase in deferred gain on retroactive reinsurance, resulting in the Company recording a charge to earnings of $155 in 2021.
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
As a result of the 2020 fourth quarter review, the Company increased estimated environmental reserves before NICO reinsurance in P&C Other Operations by $106, primarily due to an increasing number of claims and suits alleging contamination from or exposure to PFAS. In addition, higher than anticipated remediation costs and legal defense costs also contributed to the reserve increase. The increase in environmental reserves was offset by a $106 reinsurance recoverable under the NICO treaty.
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
For information regarding the 2019 comprehensive annual review, refer to Part 2, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in The Hartford’s 2020 Form 10-K Annual Report.
Major Categories of Asbestos Accounts
Direct asbestos exposures include both Known and Unallocated Direct Accounts.
•Known Direct Accounts- includes both Major Asbestos Defendants and Non-Major Accounts, and represent approximately 71% of the Company's total Direct gross asbestos reserves as of December 31, 2021 compared to approximately 71% as of December 31, 2020. Major Asbestos Defendants have been defined as the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts, while Non-Major accounts are comprised of all other direct asbestos accounts and largely represent smaller and more peripheral defendants. Major Asbestos Defendants have the fewest number of asbestos accounts.
•Unallocated Direct Accounts- includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies. These exposures represent approximately 29% of the Company's Direct gross asbestos reserves as of December 31, 2021 compared to approximately 29% as of December 31, 2020.
Review of "All Other" Reserves in Property & Casualty Other Operations
Prior year development on all other reserves resulted in increases of $47, $50 and $21, respectively for calendar years 2021, 2020 and 2019. Included in the 2021 adverse reserve development was the portion of the increase in reserve for sexual molestation and sexual abuse claims recognized in P&C Other Operations, principally on assumed reinsurance. Also included in 2021 adverse development was an increase in reserves for ULAE, primarily due to an increase in expected aggregate claim handling costs associated with asbestos and environmental claims. For more information on the increase in reserves for sexual molestation and sexual abuse claims, see Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses, of the Notes to Consolidated Financial Statements.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
and recent developments in commutation activity between reinsurers and cedants. As of 2021, 2020, and 2019 the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $53, $60 and $71, respectively. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
|IMPACT OF RE-ESTIMATES ON PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES
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
The table below shows the range of annual reserve re-estimates experienced by The Hartford over the past ten years. The range of prior accident year development shown in the table below is net of losses ceded, including losses ceded under two adverse development cover reinsurance agreements with NICO that are accounted for as a deferred gain on retroactive reinsurance. The amount of prior accident year development (as shown in the reserve rollforward) for a given calendar year is expressed as a percent of the beginning calendar year reserves, net of reinsurance. The ranges presented are significantly influenced by the facts and circumstances of each particular year and by the fact that only the last ten years are included in the range. Accordingly, these percentages are not intended to be a prediction of the range of possible future variability. For further discussion of the potential for variability in recorded loss reserves, see Preferred Reserving Methods by Line of Business and Impact of Key Assumptions on Reserves sections.
Range of Prior Accident Year Unfavorable (Favorable) Development for the Ten Years Ended December 31, 2021

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2021	(1.3%) - 0.6%	(20.5%) - 8.3%	0.9% - 9.8%	(1.9%) - 2.4%
[1]Excluding the reserve increases for asbestos and environmental reserves, over the past ten years, reserve re-estimates for total property and casualty insurance ranged from (1.9%) to 1.0%.
The potential variability of the Company’s property and casualty insurance product reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve variability for each of the segments are discussed under Critical Accounting Estimates for Property & Casualty Insurance Product Reserves and Asbestos and Environmental Reserves. See the section entitled Property & Casualty Other Operations, Annual Reserve Reviews about the impact that the A&E ADC retroactive reinsurance agreement with NICO has on net reserve changes of asbestos and environmental reserves.
The following table summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2021. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2021 for the indicated accident year in each row. This table does not include Navigators Group reserve re-estimates for periods prior to the acquisition of the business on May 23, 2019.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total
By Accident Year
2011 & Prior	$(4)	$173	$326	$362	$310	$93	$(26)	$19	$277	$569	$2,099
2012		19	—	(55)	(35)	(12)	(15)	(15)	(25)	(14)	(152)
2013			(98)	(43)	(29)	(33)	(2)	(26)	(15)	(35)	(281)
2014				(14)	20	(19)	(54)	(29)	(28)	(59)	(183)
2015					191	(41)	(93)	19	(16)	(70)	(10)
2016						(29)	14	(11)	(38)	(83)	(147)
2017							9	(116)	(204)	(111)	(422)
2018								78	(307)	(96)	(325)
2019									(92)	(47)	(139)
2020										(101)	(101)
Increase (decrease) in net reserves [1]	(4)	192	228	250	457	(41)	(167)	(81)	(448)	(47)	339
Change in deferred gain on retroactive reinsurance included in other liabilities								16	312	246
Total unfavorable (favorable) prior accident year development								$(65)	$(136)	$199
[1]Increase (decrease) in net reserves by accident year in the above table is net of losses ceded, including losses ceded under two adverse development cover reinsurance agreements with NICO accounted for as a deferred gain on retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”) up to an aggregate limit of $300. For calendar years before 2017, the 2011 and prior accident year development includes adverse development for A&E reserves. For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 12 – Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
The commentary below explains, by accident year, the total prior accident year development recognized over the past 10 years.
Accident year 2011 and Prior
The net increases in estimates of ultimate losses for accident years 2011 and prior were driven mostly by increased reserves for asbestos and environmental reserves, and also by increased estimates for customs bonds, sexual molestation and sexual abuse and other mass torts claims. Also contributing was an increase in workers' compensation and commercial automobile liability, offset by favorable development in personal automobile liability.
Accident years 2012 and 2013
Estimates of ultimate losses were decreased for accident years 2012 and 2013 due to favorable frequency and/or medical severity trends for workers’ compensation and favorable professional liability claim emergence. Favorable emergence of property lines of business, including catastrophes, for the 2013 accident year, was partially offset by increased reserves in automobile liability due to increased severity of large claims.
Accident years 2014 and 2015
Changes in estimates of ultimate losses for accident years 2014 and 2015 were largely driven by favorable frequency and medical severity trends for workers' compensation, partially offset by unfavorable frequency and severity trends for personal and commercial automobile liability and increased severity of liability claims on package business.

Accident year 2016
Estimates of ultimate losses were decreased for the 2016 accident year largely due to reserve decreases on workers' compensation and personal automobile liability due to lower estimated severity, partially offset by unfavorable reserve estimates for higher hazard general liability exposures due to increased frequency and severity trends, higher estimated severity in middle & large commercial and on the acquired Navigators Group book of business related to U.S. construction, premises liability, products liability and excess casualty.
Accident year 2017
Ultimate loss estimates were decreased for the 2017 accident year mainly due to release of reserves related to catastrophes, lower reserve estimates in personal automobile liability due to emergence of lower estimated severity and lower reserve estimates for workers’ compensation related to lower than previously estimated claim severity, partially offset by increases in estimates of ultimate losses in general liability and bond. Partially offsetting was an increase to general liability reserves that was related to high hazard exposures which experienced increased frequency and severity trends. In addition, unfavorable bond reserve re-estimates were driven by large claims.
Accident year 2018
Ultimate loss estimates were decreased for the 2018 accident year mainly due to reduction in estimated catastrophe reserves for California wildfires and for various wind and hail events. Reserve estimates were also reduced, to a lesser extent, for personal automobile liability which decreased due to lower than previously expected claim severity. These reserve decreases were partially offset by increases in commercial automobile liability and general liability. Commercial automobile liability reserve increases were related to higher estimated severity on middle & large commercial claims. Increases in general liability reserves for middle market and complex liability claims were also largely due to higher than previously expected severity.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Accident year 2019
Ultimate loss estimates were decreased for the 2019 accident year mainly due to favorable emergence of property lines of business, primarily related to catastrophes. In addition, reduced reserve estimates for personal automobile liability were largely offset by higher reserve estimates for commercial automobile liability.
Accident year 2020
Ultimate loss estimates were decreased for the 2020 accident year mainly due to favorable emergence of property lines of business, inclusive of catastrophes. Reserve estimates were also reduced, to a lesser extent, for personal automobile liability due to lower estimated severity and for general liability.
|GROUP BENEFIT RESERVES, NET OF REINSURANCE
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. As long-term disability reserves are long-tail claim liabilities, they are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The Company held $6,437 and $6,494 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of December 31, 2021 and 2020, respectively.
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
Estimates for IBNR claims are made by applying completion factors to expected emerged experience by line of business. Included within IBNR are bulk reserves for claims reported but still within the waiting period until benefits are paid, typically 3 or 6 months depending on the contract. Completion factors are derived from standard actuarial techniques using triangles that display historical claim count emergence by incurral month. These estimates are reviewed for reasonableness and are adjusted for current trends and other factors expected to cause a change in claim emergence. The reserves include an estimate of unpaid claim expenses, including a provision for the cost of initial set-up of the claim once reported.
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
Impact of Key Assumptions on Reserves
The key assumptions affecting long-term disability, which is the largest reserve within Group Benefits, include:
Discount Rate - The discount rate is the interest rate at which expected future claim cash flows are discounted to determine the present value. A higher selected discount rate results in a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to cover the discount accretion on our claim reserves which would negatively affect our profits. For each incurral year, the discount rates are estimated based on investment yields expected to be earned net of investment expenses. The incurral year is the year in which the claim is incurred and the estimated settlement pattern is determined. Once established, discount rates for each incurral year are unchanged except that LTD reserves assumed from the acquisition of Aetna's U.S. group life and disability business are all discounted using rates as of the November 1, 2017 acquisition date. The weighted average discount rate on LTD reserves was 3.3% and 3.4% in 2021 and 2020, respectively. Had the discount rate for each incurral year been 10 basis points lower at the time they were established, our LTD unpaid loss and loss adjustment expense reserves would be higher by $28, before tax, as of December 31, 2021.
Claim Termination Rates (inclusive of mortality, recoveries, and expiration of benefits) - Claim termination rates are an estimate of the rate at which claimants will cease receiving benefits during a given calendar year. Terminations result from a number of factors, including death, recoveries and expiration of benefits. The probability that benefits will terminate in each future month for each claim is estimated using a predictive model that uses past Company experience, contract provisions, job characteristics and other claimant-specific characteristics such as diagnosis, time since disability began, and age. Actual claim termination experience will vary from period to period. Over the past 10 years, claim termination rates for a single incurral year have generally increased and have ranged from 5% below to 8% above current assumptions over that time period. For a single recent incurral year (such as 2021), a one percent decrease in our assumption for LTD claim termination rates would increase our reserves by $10. For all incurral years combined, as of December 31, 2021, a one percent decrease in our assumption for our LTD claim

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
termination rates would increase our Group Benefits unpaid losses and loss adjustment expense reserves by $23.
Impact of COVID-19 on 2021 Results of Operations
Within Group Benefits, the Company experienced excess mortality in its group life business of $583 in 2021, primarily caused by direct and indirect impacts of COVID-19. Within the group disability business, in 2021 the Company recognized $31 of COVID-19 related losses from short-term disability claims.
Current Trends Contributing to Reserve Uncertainty
While we have not seen a significant change in claim recovery patterns to date due to COVID-19, we have observed delays in the Social Security Administration’s processing of disability claims. Other potential pandemic-related risks, such as delays in medical care or return-to-work and the emerging risk of long-COVID symptoms are being monitored. Also, due to the effects on the economy, we could experience an increase in claim incidence on long-term disability claims.
We hedge our interest rate exposure over a three year period at the time we price and sell long-term disability policies and our weighted average discount rate assumption for the 2021 incurral year is down slightly from that of the 2020 incurral year.
|EVALUATION OF GOODWILL FOR IMPAIRMENT
Goodwill balances are reviewed for impairment at least annually, or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. The recognition and measurement of goodwill impairment is based on the excess of the carrying value of the reporting unit over its estimated fair value, up to the amount of the reporting unit’s goodwill.
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
The carrying value of goodwill was $1,911 as of December 31, 2021 and was comprised of $659 for Commercial Lines, $119 for Personal Lines, $861 for Group Benefits, and $272 for Hartford Funds.
The annual goodwill assessment for the reporting units was completed as of October 31, 2021, and resulted in no write-downs of goodwill for the year ended December 31, 2021. All reporting units passed the annual impairment test with a significant margin. For information regarding the 2021 and 2020 impairment tests see Note 11 - Goodwill & Other Intangible Assets of Notes to Consolidated Financial Statements.
|VALUATION OF INVESTMENTS AND DERIVATIVE INSTRUMENTS
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
sections within the Investment Portfolio Risks and Risk Management section of the MD&A.
|CONTINGENCIES RELATING TO CORPORATE LITIGATION AND REGULATORY MATTERS
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Written premiums	$10,041	$8,969	$8,452	12%	6%
Change in unearned premium reserve	500	59	162	NM	(64%)
Earned premiums	9,541	8,910	8,290	7%	7%
Fee income	34	30	35	13%	(14%)
Losses and loss adjustment expenses
Current accident year before catastrophes	5,407	5,488	4,913	(1%)	12%
Current accident year catastrophes [1]	496	397	323	25%	23%
Prior accident year development [1]	141	44	(44)	NM	NM
Total losses and loss adjustment expenses	6,044	5,929	5,192	2%	14%
Amortization of DAC	1,398	1,397	1,296	—%	8%
Underwriting expenses	1,678	1,594	1,600	5%	—%
Amortization of other intangible assets	29	28	18	4%	56%
Dividends to policyholders	24	29	30	(17%)	(3%)
Underwriting gain (loss)	402	(37)	189	NM	(120%)
Net servicing income	13	4	2	NM	100%
Net investment income [2]	1,502	1,160	1,129	29%	3%
Net realized gains (losses) [2]	260	(60)	271	NM	(122%)
Loss on reinsurance transaction	—	—	(91)	—%	100%
Other (expenses)	(18)	(35)	(38)	49%	8%
Income before income taxes	2,159	1,032	1,462	109%	(29%)
Income tax expense [3]	402	176	270	128%	(35%)
Net income	$1,757	$856	$1,192	105%	(28%)
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 12- Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	2021	2020	2019
Small Commercial:
Net new business premium	$673	$557	$646
Policy count retention [1]	84%	83%	82%
Policy count retention, net of cancellations [1]	87%	84%	83%
Renewal written price increases	3.0%	2.0%	1.7%
Renewal earned price increases	2.6%	2.1%	1.9%
Policies in-force as of end of period (in thousands)	1,366	1,283	1,291
Middle Market [2]:
Net new business premium	$532	$479	$584
Policy count retention [1]	82%	78%	81%
Policy count retention, net of cancellations [1]	83%	78%	81%
Renewal written price increases	6.0%	7.7%	3.9%
Renewal earned price increases	7.3%	6.5%	2.8%
Global Specialty:
Global specialty gross new business premium [3]	$912	$752
U.S. global specialty renewal written price increases	11.5%	17.3%
U.S. global specialty renewal earned price increases	16.6%	13.0%
International global specialty renewal written price increases [4]	19.6%	41.8%
International global specialty renewal earned price increases [4]	42.8%	41.3%
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
Underwriting Ratios

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.7	61.6	59.3	(4.9)	2.3
Current accident year catastrophes	5.2	4.5	3.9	0.7	0.6
Prior accident year development	1.5	0.5	(0.5)	1.0	1.0
Total loss and loss adjustment expense ratio	63.3	66.5	62.6	(3.2)	3.9
Expense ratio	32.2	33.5	34.7	(1.3)	(1.2)
Policyholder dividend ratio	0.3	0.3	0.4	—	(0.1)
Combined ratio	95.8	100.4	97.7	(4.6)	2.7
Impact of current accident year catastrophes and prior year development	(6.7)	(5.0)	(3.4)	(1.7)	(1.6)
Impact of current accident year change in loss reserves upon acquisition of a business [1]	—	—	(0.3)	—	0.3
Underlying combined ratio	89.1	95.5	94.0	(6.4)	1.5
[1]Upon acquisition of Navigators Group and a review of Navigators Insurers reserves, the year ended December 31, 2019 included $68 of prior accident year reserve increases and $29 of current accident year reserve increases which were excluded for the purposes of the underlying combined ratio calculation.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Year ended December 31, 2021 compared to the year ended December 31, 2020
Net income increased primarily due to a change from an underwriting loss to an underwriting gain, higher net investment income and a change from net realized losses to net realized gains. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain (Loss)
Year ended December 31, 2021 compared to the year ended December 31, 2020
Underwriting gain in 2021 compared with an underwriting loss in 2020 with the improvement primarily due to lower current accident year losses before catastrophes, partially offset by higher net unfavorable prior accident year development and higher current accident year catastrophes. The decrease in current accident year losses before catastrophes was primarily driven by $278 before tax of COVID-19 incurred losses in 2020 compared with $31 before tax of COVID-19 incurred losses in 2021, partially offset by the impact of higher earned premium on incurred losses. Underwriting expenses increased due to higher contingent and supplemental commissions, incentive compensation, technology costs and marketing expenses, partially offset by a decrease in the allowance for credit losses on premiums receivable in the 2021 period compared to an increase in the 2020 period and savings from Hartford Next initiatives.
Earned Premiums

$10,000
$8,000
$6,000
$4,000
$2,000
$0
$8,290
$3,718
$2,983
$1,547
$8,910
$3,650
$2,976
$2,241
$9,541
$3,930
$3,200
$2,368
2019
2020
2021
Global Specialty
Middle & Large Commercial
Small Commercial
Other [1]

[1]Other of $42, $43 and $43 for 2019, 2020 and 2021, respectively, is included in the total.
Written Premiums
[1]Other written premiums of $41, $41 and $43 for the year ended December 31, 2019, 2020 and 2021, respectively, is included in the total.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Year ended December 31, 2021 compared to the year ended December 31, 2020
Earned premiums increased in 2021 due to written premium increases over the prior 12 months as well as due to higher premiums from audits and endorsements, principally in workers’ compensation due to an increasing exposure base from higher payrolls as the economy recovers from the pandemic.
Written premiums increased in 2021 driven by growth in small commercial, middle & large commercial and global specialty across most lines of business.
The Company recognized renewal written pricing increases in all lines in 2021, with moderating price increases across most lines in middle market and global specialty. In global specialty, our U.S. wholesale book achieved an approximate 16% renewal written price increase, led by excess casualty. Global specialty international lines achieved a nearly 20% price increase, led by D&O. In small commercial, renewal written price increases were higher in 2021 than 2020, with workers' compensation pricing slightly positive in 2021 due to rising wages, along with mid-single digit increases in most other lines. In middle market, the Company recognized high single-digit to low double-digit rate increases in most middle market lines other than workers’ compensation, which experienced low single-digit written pricing increases.
Written premium increased across all three lines of business.
•Small commercial written premium increased in 2021 driven by exposure growth from higher audit and endorsement premium, higher policy count retention, renewal written pricing increases in all lines as well as new business growth. Written premium grew in all lines of business, with the most significant growth in package business and workers’ compensation.
•Middle & large commercial written premium increased in 2021 driven by exposure growth from higher audit and endorsement premium, improved retention, renewal written pricing increases in all lines as well as new business growth. Written premium grew in most lines of business, including general industries, national accounts, complex liability solutions and specialized industries.
•Global specialty written premium increased in 2021 driven by continued strong written pricing increases, higher retention and growth in gross new written premium. Written premium grew in all lines except international, with the most significant growth in U.S. wholesale, financial lines and global reinsurance.
Current Accident Year Loss and LAE Ratio before Catastrophes
Year ended December 31, 2021 compared to the year ended December 31, 2020
Current Accident Year Loss and LAE ratio before catastrophes decreased in 2021 primarily due to lower COVID-19 incurred losses in 2021 as well as due to lower loss ratios in global specialty and workers’ compensation. The lower loss ratios in global specialty were largely the result of rate and underwriting actions to improve profitability in those lines and was driven by U.S. financial lines, global reinsurance, U.S. wholesale and international.
2021 included COVID-19 incurred losses of $31 before tax, including losses of $20 in workers’ compensation and $11 in financial and other lines. 2020 included COVID-19 incurred losses of $278 before tax, including losses of $141 in property, $66 in workers’ compensation, net of favorable frequency on other workers' compensation claims, and $71 in financial and other lines.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2021 compared to the year ended December 31, 2020
Current accident year catastrophe losses for 2021 included losses from tornado, wind and hail events, mostly concentrated in the Midwest, Texas and Southeast as well as hurricane Ida, and February winter storms primarily in the South.
Current accident year catastrophe losses for 2020 were primarily from civil unrest, a number of hurricanes and tropical storms, Pacific Coast wildfires, and Northeast windstorms as well as tornado, wind and hail events in the South, Midwest and Central Plains.
Prior accident year development was net unfavorable for 2021. Reserve development in 2021 included an increase in general liability that included a reserve increase related to the settlement with Boy Scouts of America on sexual molestation and sexual abuse claims, largely offset by reserve decreases for workers' compensation, package business, catastrophes, commercial property and bond.
Net unfavorable reserve development for 2020 included reserve increases for general liability driven primarily by increases in reserves for sexual molestation and sexual abuse claims, and increases in commercial automobile liability reserves, partially offset by net reserve decreases for catastrophes, workers' compensation and package business. Partially offsetting was favorable development on prior year catastrophe reserves in 2020 due to recognizing a $29 before tax subrogation benefit from a settlement with PG&E over certain of the 2017 and 2018 California wildfires and a reduction in estimated catastrophe losses from a number of wind and hail events that occurred in 2017, 2018 and 2019.
Prior accident year development in both 2021 and 2020 included reserve increases related to Navigators Group on 2018 and prior accident years that was economically ceded to NICO but for which the benefit was not recognized in earnings as it has been recorded as a deferred gain on retroactive reinsurance.
2022 Outlook
The Company expects Commercial Lines written premiums in 2022 to be 4% to 5% higher than written premiums in 2021, with growth across small commercial, middle & large commercial, and global specialty. In small commercial, policy retention is expected to remain strong with new business growth across all lines of business. In middle & large commercial, we expect written premium growth in our general industries book of business driven by improved retention and new business growth, as well as an increase in new business in specialized industries. In global specialty, premium growth in 2022 is expected primarily in wholesale and financial lines in the U.S., as well as in global reinsurance and international.
In 2022, management expects positive renewal written pricing in most lines, though workers' compensation pricing is expected to be flat to slightly negative. Across the rest of Commercial Lines, mid single-digit rate increases are expected to continue in most lines with written pricing increases in the high single-digits in wholesale and ocean marine. Written pricing increases in 2022 in lines other than workers’ compensation are driven by a number of factors including the effects of social inflation, increased catastrophe losses due to changing weather patterns, and a prolonged low interest rate environment, that puts added pressure on the need for underwriting profits to make up for the lost investment yield.
The Company expects the Commercial Lines combined ratio will be 90.0 to 92.0 in 2022, compared to 95.8 in 2021, primarily due to lower current accident year catastrophe losses expected in 2022, and the effect of a prior accident year reserve increase and COVID-19 incurred claims in 2021. Apart from lower expected COVID-19 claims, we expect earned pricing increases in excess of loss costs in most lines except workers’ compensation, while the expense ratio is expected to improve driven, in part, by additional savings from Hartford Next initiatives. The underlying combined ratio is expected to be 86.5 to 88.5 in 2022 compared to 89.1 in 2021.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

| PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Written premiums	$2,908	$2,936	$3,131	(1%)	(6%)
Change in unearned premium reserve	(46)	(72)	(67)	36%	(7%)
Earned premiums	2,954	3,008	3,198	(2%)	(6%)
Fee income	32	34	37	(6%)	(8%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,840	1,695	2,087	9%	(19%)
Current accident year catastrophes [1]	168	209	140	(20%)	49%
Prior accident year development [1]	(144)	(438)	(42)	67%	NM
Total losses and loss adjustment expenses	1,864	1,466	2,185	27%	(33%)
Amortization of DAC	230	244	259	(6%)	(6%)
Underwriting expenses	615	591	625	4%	(5%)
Amortization of other intangible assets	2	4	6	(50%)	(33%)
Underwriting gain	275	737	160	(63%)	NM
Net servicing income [2]	19	14	13	36%	8%
Net investment income [3]	157	157	179	—%	(12%)
Net realized gains (losses) [3]	29	(5)	43	NM	(112%)
Other income (expenses)	—	(1)	(1)	100%	—%
Income before income taxes	480	902	394	(47%)	129%
Income tax expense [4]	95	184	76	(48%)	142%
Net income	$385	$718	$318	(46%)	126%
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance and Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses.
[2]Includes servicing revenues of $80, $81, and $83 for 2021, 2020, and 2019, respectively and includes servicing expenses of $61, $67, and $70 for 2021, 2020, and 2019, respectively.
[3]For discussion of consolidated investment results, see MD&A - Investment Results.
[4]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
Written and Earned Premiums

Written Premiums	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Product Line
Automobile	$1,997	$2,003	$2,176	—%	(8%)
Homeowners	911	933	955	(2%)	(2%)
Total	$2,908	$2,936	$3,131	(1%)	(6%)
Earned Premiums
Product Line
Automobile	$2,035	$2,058	$2,221	(1%)	(7%)
Homeowners	919	950	977	(3%)	(3%)
Total	$2,954	$3,008	$3,198	(2%)	(6%)

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	2021	2020	2019
Policies in-force end of period (in thousands)
Automobile	1,317	1,369	1,422
Homeowners	773	826	877
New business written premium
Automobile	$219	$223	$220
Homeowners	$60	$63	$73
Policy count retention [1]
Automobile	84%	84%	83%
Homeowners	85%	84%	83%
Policy count retention, net of cancellations [1]
Automobile	84%	86%	85%
Homeowners	84%	86%	85%
Renewal written price increase
Automobile	2.2%	2.4%	4.6%
Homeowners	8.5%	6.4%	6.5%
Renewal earned price increase
Automobile	2.1%	3.4%	5.5%
Homeowners	8.1%	5.7%	8.4%
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
Underwriting Ratios

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Loss and loss adjustment expense ratio
Current accident year before catastrophes	62.3	56.3	65.3	6.0	(9.0)
Current accident year catastrophes	5.7	6.9	4.4	(1.2)	2.5
Prior accident year development	(4.9)	(14.6)	(1.3)	9.7	(13.3)
Total loss and loss adjustment expense ratio	63.1	48.7	68.3	14.4	(19.6)
Expense ratio	27.6	26.8	26.7	0.8	0.1
Combined ratio	90.7	75.5	95.0	15.2	(19.5)
Impact of current accident year catastrophes and prior year development	(0.8)	7.7	(3.1)	(8.5)	10.8
Underlying combined ratio	89.9	83.1	91.9	6.8	(8.8)
Product Combined Ratios

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Automobile
Combined ratio	92.9	85.5	96.6	7.4	(11.1)
Underlying combined ratio	95.9	88.0	97.9	7.9	(9.9)
Homeowners
Combined ratio	86.8	54.2	91.7	32.6	(37.5)
Underlying combined ratio	76.5	72.5	78.3	4.0	(5.8)

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Year ended December 31, 2021 compared to the year ended December 31, 2020
Net income decreased in 2021, largely driven by a decrease in underwriting gain, partially offset by a change from net realized losses to net realized gains and an increase in net servicing income.
Underwriting Gain
Year ended December 31, 2021 compared to the year ended December 31, 2020
Underwriting gain decreased in 2021, primarily due to a decrease in favorable prior accident year catastrophe reserve development and higher current accident year personal automobile loss costs. Also contributing was an increase in underwriting expenses and higher current accident year non-catastrophe property losses, partially offset by lower current accident year catastrophe losses. Contributing to the increase in underwriting expenses in 2021 was higher costs for AARP direct marketing, incentive compensation, and technology, partially offset by cost savings from the Hartford Next initiative.
Earned Premiums
Year ended December 31, 2021 compared to the year ended December 31, 2020
Earned premiums decreased in 2021 due to the effect of a decline in written premium over the prior twelve months in both Agency channels and in AARP Direct due to non-renewals exceeding new business. The decrease was partially offset by the effect of $81 of premium credits given to automobile policyholders in the second quarter of 2020 in recognition of shelter-in-place guidelines that reduced miles driven in 2020.
Written Premiums
Written premiums decreased in automobile for 2021 due to the effect of non-renewed premium exceeding new business, partially offset by the effect of the premium credits given in the 2020 period. Written premium declined in homeowners due to the effect of non-renewed premium exceeding new business. For automobile and homeowners new business decreased in 2021 compared to the prior year.
Renewal written pricing increases were down modestly in automobile for 2021 while renewal written pricing increases for homeowners were higher in 2021 in response to recent loss cost trends.
Policy count retention was flat for automobile and was up slightly for homeowners.
Policies in-force decreased in the 2021 period in both automobile and homeowners driven by not generating enough new business to offset the loss of non-renewed policies.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and Loss Adjustment Expense Ratio before Catastrophes
Year ended December 31, 2021 compared to the year ended December 31, 2020
Current accident year loss and LAE ratio before catastrophes increased in 2021 by 7.1 points in automobile and 3.1 points in homeowners. The increase in automobile was due to higher claim frequency, due to an increase in miles driven, and an increase in average claim severity. For 2021, the homeowners current accident year loss and LAE ratio before catastrophes increased due to an increase in weather and non-weather severity, partially offset by the effect of earned pricing increases. Contributing to the increase in homeowners severity was the effect of higher rebuilding costs and a greater number of large losses.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2021 compared to the year ended December 31, 2020
Current accident year catastrophe losses decreased in 2021 compared to the prior year. Current accident year catastrophe losses for 2021 included losses from hurricane Ida, tropical storms, California wildfires, and February winter storms as well as losses largely from tornado, wind and hail events, mostly concentrated in Texas, the Southeast, Midwest and Mountain West.
Current accident year catastrophe losses for 2020 were primarily from Pacific Coast wildfires, tropical storm Isaias, hurricane Laura, and various tornado, wind and hail events in the South, Midwest and Central Plains.
Prior accident year development was less favorable in 2021, with the decrease largely due to lower reserve reductions for prior year catastrophes. Prior accident year development was favorable in 2021, with a reduction in personal automobile liability and a decrease in catastrophe reserves, driven by reductions in estimates for prior year hurricanes, tornado & hail and wildfires, including the benefit of higher expected subrogation recoveries related to the 2017 and 2018 California wildfires. Prior accident year development was favorable in 2020 with reserve reductions in catastrophes and, to a lesser extent, personal automobile liability. The reduction in catastrophe reserves for 2020 was driven by lower estimated losses for the 2017 and 2018 California wildfires, including a $260 subrogation benefit from PG&E, as well as a reduction in losses for various 2018 and 2019 wind and hail events.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2022 Outlook
Written premium is expected to decrease in 2022 compared with 2021 as non-renewal of premium more than offsets new business. While new business conversions are expected to increase with the continued rollout of the Prevail automobile and home product in additional states, new business premium is expected to be lower despite expected higher conversion rates as the Company transitions from 12-month automobile policies to 6-month automobile policies for AARP members.
In 2022, the Company expects written pricing increases in automobile to be in the low to mid-single digits throughout the year as the effect of recent claim frequency and severity trends are reflected in rate filings. Written pricing increases in homeowners are expected to be in the mid-to-high single digits.
The Company expects the combined ratio for Personal Lines will be 97.0 to 99.0 in 2022 compared to 90.7 in 2021 as 2021 benefited from claim frequency that was still below pre-pandemic levels as well as from lower current accident year catastrophe losses and favorable prior accident year development. The underlying combined ratio for Personal Lines is expected to be 90.0 to 92.0 in 2022 compared to 89.9 in 2021 due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes in both automobile and homeowners with supply chain disruptions causing an increase in severity through 2022. For automobile, we expect the underlying combined ratio to increase driven by an increase in both claim frequency and severity. The underlying combined ratio for homeowners is also expected to increase in 2022, primarily driven by a return to a higher, more normal, level of non-catastrophe weather loss experience, partially offset by the effect of earned pricing increases.

| PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Change in unearned premium reserve	$—	$—	$(2)	—%	100%
Earned premiums	—	—	2	—%	(100%)
Losses and loss adjustment expenses
Prior accident year development [1]	202	258	21	(22%)	NM
Total losses and loss adjustment expenses	202	258	21	(22%)	NM
Underwriting expenses	8	11	12	(27%)	(8%)
Underwriting loss	(210)	(269)	(31)	22%	NM
Net investment income [2]	75	55	84	36%	(35%)
Net realized gains (losses) [2]	13	(1)	20	NM	(105%)
Other income (expenses)	(1)	1	—	NM	NM
Income (loss) before income taxes	(123)	(214)	73	43%	NM
Income tax expense (benefit) [3]	(28)	(46)	12	39%	NM
Net income (loss)	$(95)	$(168)	$61	43%	NM
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance and Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income (Loss)
Year ended December 31, 2021 compared to the year ended December 31, 2020
Net loss in 2021 decreased compared to 2020, primarily due to lower unfavorable prior accident year reserve development, higher net investment income and a change from net realized losses to net realized gains.
Underwriting loss in 2021 decreased from 2020 primarily due to a lower increase in A&E reserves. Unfavorable prior accident year development in 2021 included a $155 increase in A&E reserves, an increase in reserves for sexual molestation and sexual abuse claims, primarily on assumed reinsurance, and a $14 increase in ULAE reserves, partially offset by a reduction in the allowance for uncollectible reinsurance. Unfavorable prior accident year development in 2020 primarily included a $208 increase in A&E reserves, and a $35 increase in ULAE reserves. In both periods, the increase in ULAE reserves was primarily driven by the higher estimate for A&E claims.
Before NICO reinsurance in 2021, A&E reserves were increased by $155 in P&C Other Operations, including $104 for asbestos and $51 for environmental. Cumulative adverse A&E reserve development on both ongoing operations and P&C Other Operations totaled $1,015 through December 31, 2021 and since this amount exceeds ceded premium paid for the A&E ADC of $650, the Company has recognized a $365 deferred gain on retroactive reinsurance as of December 31, 2021, within other liabilities, including a $155 increase in deferred gain in 2021 recognized within P&C Other Operations.
Asbestos reserves prior accident year development in 2021 before NICO reinsurance of $104 was primarily due to an increase in claim settlement rates, claim settlement values, and defense costs, which more than offset the impact of a decline in claim filing frequency. Also contributing was an increase in the Company's estimated share of liability under pending or potential cost sharing agreements and settlements.
Environmental reserves prior accident year development in 2021 before NICO reinsurance of $51 was primarily due to the settlement of a large coal ash remediation claim, an increase in legal defense costs and higher site remediation costs.

|GROUP BENEFITS - RESULTS OF OPERATIONS
Operating Summary

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Premiums and other considerations	$5,687	$5,536	$5,603	3%	(1%)
Net investment income [1]	550	448	486	23%	(8%)
Net realized gains [1]	130	22	34	NM	(35%)
Total revenues	6,367	6,006	6,123	6%	(2%)
Benefits, losses and loss adjustment expenses	4,612	4,137	4,055	11%	2%
Amortization of DAC	40	50	54	(20%)	(7%)
Insurance operating costs and other expenses	1,373	1,308	1,311	5%	—%
Amortization of other intangible assets	40	40	41	—%	(2%)
Total benefits, losses and expenses	6,065	5,535	5,461	10%	1%
Income before income taxes	302	471	662	(36%)	(29%)
Income tax expense [2]	53	88	126	(40%)	(30%)
Net income	$249	$383	$536	(35%)	(29%)
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 17 - Income Taxes of Notes to the Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premiums and Other Considerations

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Fully insured — ongoing premiums	$5,502	$5,305	$5,416	4%	(2%)
Buyout premiums	2	56	7	(96%)	NM
Fee income	183	175	180	5%	(3%)
Total premiums and other considerations	$5,687	$5,536	$5,603	3%	(1%)
Fully insured ongoing sales, excluding buyouts	$760	$717	$647	6%	11%
Ratios, Excluding Buyouts

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Group disability loss ratio	68.2%	66.1%	67.3%	2.1	(1.2)
Group life loss ratio	101.9%	87.5%	79.5%	14.4	8.0
Total loss ratio	81.1%	74.5%	72.3%	6.6	2.2
Expense ratio [1]	25.5%	25.2%	24.5%	0.3	0.7
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.
Margin

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Net income margin	3.9%	6.4%	8.8%	(2.5)	(2.4)
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses (gains) excluded from core earnings, before tax	(2.0%)	(0.4%)	(0.5%)	(1.6)	0.1
Integration and other non-recurring M&A costs, before tax	0.1%	0.3%	0.6%	(0.2)	(0.3)
Income tax benefit	0.5%	—%	—%	0.5	0.0
Impact of excluding buyouts from denominator of core earnings margin	—%	0.1%	—%	(0.1)	0.1
Core earnings margin	2.5%	6.4%	8.9%	(3.9)	(2.5)

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Year ended December 31, 2021 compared to the year ended December 31, 2020
Net income decreased largely driven by higher excess mortality and short-term disability losses and higher operating expenses, partially offset by an increase in net realized gains, an increase in net investment income and increased earned premiums.
Insurance operating costs and other expenses were higher year over year as an increase in incentive compensation, technology costs and claim costs to handle elevated claim levels resulting from the pandemic was partially offset by lower staffing and other costs due to the Hartford Next operational transformation and cost reduction program and a decrease in integration costs.
In addition, 2021 included a decrease in the allowance for credit losses on premiums receivable compared to an increase in the allowance in the prior year.
Fully Insured Ongoing Premiums
Year ended December 31, 2021 compared to the year ended December 31, 2020
Fully insured ongoing premiums increased primarily due to an increase in exposure on existing accounts as our customers emerge from the pandemic, as well as strong persistency and sales.
Fully insured ongoing sales, excluding buyouts increased with increases in group disability and other partially offset by a decrease in group life.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios
Year ended December 31, 2021 compared to the year ended December 31, 2020
Total loss ratio increased 6.6 points for 2021 reflecting a higher group life loss ratio and higher group disability loss ratio. The group life loss ratio increased 14.4 points driven by a 14.5 point increase in excess mortality claims compared to the twelve month period ended December 31, 2020. For the twelve month periods ended December 31, 2021 and 2020, excess mortality losses were $583 and $239, respectively. The group disability loss ratio increased 2.1 points over the twelve-month period ended December 31, 2020. Both the short-term and long-term disability loss ratios reflect increased claim incidence especially compared to the favorable incidence levels experienced during the early stages of the pandemic. The increased claim incidence was partially offset by a higher favorable New York Paid Family Leave adjustment recognized in the 2021 period.
Expense ratio increased 0.3 points in 2021 driven by an increase in incentive compensation, technology costs and claim costs to handle elevated claim levels resulting from the pandemic, partially offset by lower staffing and other costs as a result of the Hartford Next operational transformation and cost reduction program, and higher earned premiums. Also included was a decrease in the allowance for credit losses on premiums receivable compared to an increase in the allowance in the prior year period.

2022 Outlook
The Company expects Group Benefits fully insured ongoing premiums to increase approximately 2% in 2022 due to higher book persistency and continued strong sales. We expect net income in 2022 to benefit from lower excess mortality and pandemic related short-term disability losses, partially offset by the effects of downward pressure on pricing due to recent historical favorable long-term disability claim incidence, an expectation of higher claim incidence and less favorable recoveries on long-term disability claims in 2022 and lower expected investment yields. For 2022, we have assumed excess mortality losses of $100 to $200 before tax and COVID-19 short-term disability losses of approximately $25 before tax. The level of excess mortality losses is subject to significant uncertainty as it is dependent on a number of factors difficult to predict including, among others, the ultimate vaccination rate of the population, the continued effectiveness of the vaccines, the potential spread of new COVID-19 variants, the percentage of those infected who are of working age and the strain on the health care system preventing timely treatment of chronic illnesses. Compared to the net income margin of 3.9% in 2021, the net income margin in 2022 will largely depend on the level of excess mortality claims and other COVID-19 impacts. Based on the assumed range of excess mortality and COVID-19 short-term disability losses, the core earnings margin is expected to be 3.1% to 5.4% in 2022 compared to the 2.5% core earnings margin reported in 2021.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Fee income and other revenue	$1,189	$989	$999	20%	(1%)
Net investment income	5	4	7	25%	(43%)
Net realized gains	4	8	5	(50%)	60%
Total revenues	1,198	1,001	1,011	20%	(1%)
Amortization of DAC	12	14	12	(14%)	17%
Operating costs and other expenses	913	773	813	18%	(5%)
Total benefits, losses and expenses	925	787	825	18%	(5%)
Income before income taxes	273	214	186	28%	15%
Income tax expense [1]	56	44	37	27%	19%
Net income	$217	$170	$149	28%	14%
Daily average total Hartford Funds segment AUM	$151,347	$120,908	$117,914	25%	3%
Return on Assets ("ROA") [2]	14.3	14.1	12.5	0.2	1.6
Adjustments to reconcile ROA to ROA, core earnings:
Effect of net realized gains, excluded from core earnings, before tax	(0.3)	(0.7)	(0.3)	0.4	(0.4)
Effect of income tax expense	0.1	0.1	—	0.0	0.1
Return on Assets ("ROA"), core earnings [2]	14.1	13.5	12.2	0.6	1.3
[1]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Mutual Fund and ETP AUM - beginning of period	$124,627	$112,533	$91,557	11%	23%
Sales - mutual fund	32,399	28,604	22,479	13%	27%
Redemptions - mutual fund	(28,653)	(31,412)	(23,624)	9%	(33%)
Net flows - ETP	121	(276)	1,332	144%	(121%)
Net Flows - mutual fund and ETP	3,867	(3,084)	187	NM	NM
Change in market value and other	14,138	15,178	20,789	(7%)	(27%)
Mutual Fund and ETP AUM - end of period	142,632	124,627	112,533	14%	11%
Talcott Resolution life and annuity separate account AUM [1]	15,263	14,809	14,425	3%	3%
Hartford Funds AUM - end of period	$157,895	$139,436	$126,958	13%	10%
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Mutual Fund AUM by Asset Class

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Equity	$95,703	$82,123	$71,629	17%	15%
Fixed Income	20,113	17,034	16,130	18%	6%
Multi-Strategy Investments [1]	23,610	22,645	21,332	4%	6%
Exchange-traded products	3,206	2,825	3,442	13%	(18%)
Mutual Fund and ETP AUM	$142,632	$124,627	$112,533	14%	11%
[1]Includes balanced, allocation, and alternative investment products.

Net Income
Year ended December 31, 2021 compared to the year ended December 31, 2020
Net income increased primarily due to higher fee income as a result of an increase in daily average assets under management, partially offset by higher variable costs and the effect of a $12 reduction in contingent consideration payable associated with the acquisition of Lattice that was recognized in first quarter 2020.
Hartford Funds AUM
December 31, 2021 compared to December 31, 2020
Hartford Funds AUM increased primarily due to net inflows and an increase in market values over the previous twelve months. Net inflows on mutual fund and ETP of $3.9 billion in 2021 compared to net outflows of $3.1 billion for the year ended December 31, 2020.
2022 Outlook
Assuming net inflows and continued growth in equity markets in 2022, the Company expects net income for Hartford Funds to increase from 2021.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	2021	2020	2019	Increase (Decrease) From 2020 to 2021	Increase (Decrease) From 2019 to 2020
Fee income [1]	$50	$49	$50	2%	(2%)
Net investment income	24	22	66	9%	(67%)
Net realized gains	73	22	22	NM	—%
Other revenue	(10)	53	96	(119%)	(45%)
Total revenues	137	146	234	(6%)	(38%)
Benefits, losses and loss adjustment expenses [2]	7	15	19	(53%)	(21%)
Insurance operating costs and other expenses [1]	90	76	83	18%	(8%)
Loss on extinguishment of debt [3]	—	—	90	—%	(100%)
Interest expense [3]	234	236	259	(1%)	(9%)
Restructuring and other costs	1	104	—	(99%)	NM
Total benefits, losses and expenses	332	431	451	(23%)	(4%)
Loss before income taxes	(195)	(285)	(217)	32%	(31%)
Income tax benefit [4]	(47)	(63)	(46)	25%	(37%)
Net loss	(148)	(222)	(171)	33%	(30%)
Preferred stock dividends	21	21	21	—%	—%
Net loss available to common stockholders	$(169)	$(243)	$(192)	30%	(27%)
[1]Includes investment management fees and expenses related to managing third party business, including management of a portion of the invested assets of Talcott Resolution.
[2]Includes benefits expense on life and annuity business previously underwritten by the Company.
[3]For discussion of debt, see Note 14 - Debt of Notes to Consolidated Financial Statements.
[4]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
Net Loss

$0
$-100
$-200
$-300
$(171)
$(222)
$(148)
2019
2020
2021

Year ended December 31, 2021 compared to the year ended December 31, 2020
Net loss available to common stockholders decreased from 2020 primarily due to a decrease in restructuring and other costs and greater net realized gains, partially offset by a change from income to loss from the Company’s previously owned equity interest in Talcott Resolution and higher insurance operating costs and other expenses.
Income (loss) from the Company’s previously owned equity interest in Talcott Resolution was $(11) and $42, respectively, for 2021 and 2020. The increase in operating costs and other expenses for 2021 was primarily driven by legal and consulting costs associated with the unsolicited proposals from Chubb Limited to acquire the Company, partially offset by lower consulting fees. Net realized gains for 2021 included a $46 gain on sale of the Company’s 9.7% retained equity interest in Talcott Resolution.
Interest Expense

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Year ended December 31, 2021 compared to the year ended December 31, 2020
Interest expense in 2021 was relatively consistent with 2020 due to the repayment of our 5.5% senior notes in March
2020 offset by the issuance of the 2.9% senior notes in September 2021.

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

|

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

|

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
The Company generally limits its estimated before tax loss as a result of natural catastrophes for property & casualty exposures from a single 250-year event to less than 30% of the reported capital and surplus of the property and casualty insurance subsidiaries prior to reinsurance and to less than 15% of the reported capital and surplus of the property and casualty insurance subsidiaries after reinsurance. The Company generally limits its estimated before tax loss from an aggregation of multiple natural catastrophe events for an all-peril annual aggregate 100-year event to less than 18% reported capital and surplus of the property and casualty insurance subsidiaries after reinsurance. From time to time the estimated loss from natural catastrophes may fluctuate above or below these limits due to changes in modeled loss estimates, exposures or statutory surplus. [1]

The table below represents the estimated before tax catastrophe loss exceedance probabilities, from an aggregate of all catastrophe events occurring in a one-year timeframe before and after reinsurance and from a single hurricane or earthquake occurrence.

		Modeled Loss Gross and Net of Reinsurance [2]
		Probability of Loss Exceedance [3]	Gross of Reinsurance	Net of Reinsurance
		Aggregate annual all-peril (1-in-100) (1.0%)	$2,062	$1,160
		Aggregate annual all-peril (1-in-250) (0.4%)	$2,893	$1,726
		Hurricane single occurrence (1-in-100) (1.0%)	$1,106	$459
		Hurricane single occurrence (1-in-250) (0.4%)	$1,854	$904
		Earthquake single occurrence (1-in-100) (1.0%)	$783	$414
		Earthquake single occurrence (1-in-250) (0.4%)	$1,482	$661

Terrorism	The risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”).	Enterprise limits for terrorism apply to aggregations of risk across property & casualty, group benefits and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario, up to $2.0 billion net of reinsurance and $2.5 billion gross of reinsurance, before coverage under TRIPRA. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. Our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below our stated limits.
Pandemic	The exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios.	The Company generally limits its estimated before tax loss from a single 250 year pandemic event to less than 18% of the aggregate reported capital and surplus of the property and casualty and group benefits insurance subsidiaries. In evaluating these scenarios, the Company assesses the impact on group life, short-term disability, long-term disability and property & casualty claims. While ERM has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. In addition, the Company assesses losses in the investment portfolio associated with market declines in the event of a widespread pandemic. [1]
[1]For U.S. insurance subsidiaries, reported capital and surplus is equal to actual U.S. statutory capital and surplus. For Navigators Insurers in non-U.S. jurisdictions, reported capital and surplus is equal to U.S. GAAP equity of those subsidiaries less certain assets such as goodwill and intangible assets.
[2]The loss estimates represent total property modeled losses for hurricane single occurrence events, property and workers' compensation modeled losses for earthquake single occurrence events, and modeled aggregate annual losses for natural catastrophes from all perils (hurricane, flood, earthquake, hail, tornado, wildfire and winter storms). The net loss estimates provided assume that the Company is able to recover all losses ceded to reinsurers under its reinsurance programs. The Company also manages natural catastrophe risk for group life and group disability, which in combination with property and workers compensation loss estimates are subject to separate enterprise risk management net aggregate loss limits as a percent of enterprise surplus.
[3]The modeled probability of loss exceedance represents the likelihood of a loss from single peril occurrence or from an aggregate of catastrophe events from all perils to exceed the indicated amount in a one-year time frame.
Reinsurance as a Risk Management Strategy
The Company uses reinsurance to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that reinsure property and workers' compensation exposures, and individual risk (including facultative reinsurance) or quota share arrangements, that reinsure losses from specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), TRIPRA and other reinsurance programs relating to particular risks or specific lines of business.
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, and an aggregate property catastrophe treaty as well as individual risk agreements (including facultative reinsurance) that reinsure losses from specific classes or lines

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
of business. The aggregate property catastrophe treaty covers the aggregate of catastrophe events designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand, in excess of a $700 retention. The occurrence-based property catastrophe treaties respond in excess of $100 per occurrence for all perils other than earthquakes and named hurricanes and tropical storms (subject to a $50 annual aggregate deductible). Beginning with the January 1, 2021 renewal, our per occurrence property catastrophe treaty and workers’ compensation catastrophe treaty incepting January 1, 2021 do not cover pandemic losses, as most industry reinsurance programs exclude communicable disease. The Company has reinsurance in place to cover individual group life losses in excess of $1 per person.
Primary Catastrophe Treaty Reinsurance Coverages as of January 1, 2022 [1]

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty from 1/1/2022 to 12/31/2022 [1] [2]
Losses of $0 to $100	None	100% retained
Losses of $100 to $350 for earthquakes and named hurricanes and tropical storms [3]	None	100% retained
Losses of $100 to $350 from one event other than earthquakes and named hurricanes and tropical storms (subject to a $50 Annual Aggregate Deductible ("AAD")) [3]	70% of $250 in excess of $100	30% co-participation
Losses of $350 to $500 from one event (all perils)	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.1 billion from one event [4] (all perils)	90% of $600 in excess $500	10% co-participation
Aggregate Property Catastrophe Treaty for 1/1/2022 to 12/31/2022 [5]
$0 to $700 of aggregate losses	None	100% retained
$700 to $900 of aggregate losses	100%	None
Workers' Compensation Catastrophe Treaty for 1/1/2022 to 12/31/2022
Losses of $0 to $100 from one event	None	100% retained
Losses of $100 to $450 from one event [6]	80% of $350 in excess of $100	20% co-participation
[1]These treaties do not cover the assumed reinsurance business which purchases its own retrocessional coverage.
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting at June 1, 2021. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage estimated at approximately 90% of $52 in per event losses in excess of a $21 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
[3]Named hurricanes and tropical storms are defined as any storm or storm system declared to be a hurricane or tropical storm by the US National Hurricane Center, US Weather Prediction Center, or their successor organizations (being divisions of the US National Weather Service).
[4]Portions of this layer of coverage extend beyond a traditional one year term.
[5]The aggregate treaty is not limited to a single event; rather, it is designed to provide reinsurance protection for the aggregate of all catastrophe events (up to $350 per event), either designated by the Property Claim Services office of Verisk or, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand. All catastrophe losses, except assumed reinsurance business losses, apply toward satisfying the $700 attachment point under the aggregate treaty.
[6]In addition to the limits shown, the workers' compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of $30 in per event losses in excess of a $20 retention.
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
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the
Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $200. Under the program, in any one calendar year, the federal government will pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 80% . The Company's estimated deductible under the program is $1.7 billion for 2022. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”) up to an aggregate limit of $300. As the Company has ceded all of the $300 available limit under the Navigators ADC, there is no remaining limit available as of December 31, 2021. Any net adverse loss development above the $300 limit is reflected in the Company's results from operations. For more information on the A&E ADC and the Navigators ADC, see Note 1, Basis of Presentation and Significant Accounting Policies, and Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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
Annually, the Company completes evaluations of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations reporting segment and the allowance for uncollectible reinsurance reported in the Commercial Lines and Group Benefits reporting segments as well as the Corporate category. For a discussion regarding the results of the evaluation of older, long-term casualty liabilities reported in the Property & Casualty Other Operations reporting segment, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance. For a discussion of the allowance for uncollectible reinsurance, see Note 9 – Reinsurance of Notes to Consolidated Financial Statements.
Reinsurance Recoverables as of December 31,

	Property and Casualty		Group Benefits		Corporate		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Paid loss and loss adjustment expenses	$319	$269	$5	$6	$—	$—	$324	$275
Unpaid loss and loss adjustment expenses	5,774	5,297	246	239	278	308	6,298	5,844
Gross reinsurance recoverables	6,093	5,566	251	245	278	308	6,622	6,119
Allowance for uncollectible reinsurance	(96)	(105)	(1)	(1)	(2)	(2)	(99)	(108)
Net reinsurance recoverables	$5,997	$5,461	$250	$244	$276	$306	$6,523	$6,011
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
|OPERATIONAL RISK
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

|

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
In response to COVID-19 the Company continues to assess evolving risks related to COVID-19 while monitoring guidance and regulations to maintain certain practices in the interest of the health and welfare of our employees and to reduce operational risk. Among others, current practices include enabling work from home and hybrid work arrangements, mandating protocols that employees must follow when they are in the office and established contact tracing processes for in-office and customer facing individuals who have had exposure to COVID-19. We also continue to work with vendors to ensure they have business continuity plans in place.
Cybersecurity Risk
The Hartford has implemented an information protection program with established governance routines that promote an adaptive approach for assessing and managing risks. The Hartford employs a ‘defense-in-depth’ strategy that uses multiple security measures to protect the integrity of the Company's information assets. This ‘defense-in-depth’ strategy aligns to the National Institute of Standards and Technology ("NIST") Cyber Security Framework and provides preventative, detective and responsive measures that collectively protects the Company. The Hartford continually assesses cyber capabilities and threat detection. Various cyber assurance methods, including security metrics, third party security assessments, external penetration testing, red team exercises, and cyber incident response exercises are used to test the effectiveness of the overall cybersecurity control environment. Additionally, The Company collaborates with industry associations, government authorities, peers and external advisors to monitor the threat environment and to inform our security practices.
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
From a governance perspective, senior members of our Enterprise Risk Management, Information Protection and Internal Audit functions provide detailed, regular reports on cybersecurity matters to the Board, including the Finance, Investment, and Risk Management Committee ("FIRMCo"), a committee consisting of all directors and the Audit Committee, which oversees controls for the Company's major risk exposures, and has principal responsibility for oversight of cybersecurity risk. The topics covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our cyber defenses.
|FINANCIAL RISK
Financial risks include direct and indirect risks to the Company's financial objectives from events that impact financial market conditions and the value of financial assets. Some events may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's invested assets.
Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss on a U.S. GAAP, statutory, and economic basis. Exposures are actively monitored and managed, with risks mitigated where appropriate. The Company uses various risk management strategies, including limiting aggregation of risk, portfolio re-balancing and hedging with over-the-counter ("OTC") and exchange-traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives are utilized to achieve the following Company-approved objectives: (1) hedging risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; (2) managing liquidity; (3) controlling transaction costs; and (4) engaging in income generation covered call transactions and synthetic replication transactions. Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. The Company identifies different categories of financial risk, including liquidity, credit, interest rate, equity, and foreign currency exchange.
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

|

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
As of December 31, 2021, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Assets and Liabilities Subject to Credit Risk

Investments Essentially all of the Company's invested assets are subject to credit risk. In 2021, there were net credit recoveries on fixed maturities, AFS and a decrease in the ACL on mortgage loans of $4 and $9 respectively, primarily due to an improved economic environment. In 2020, there were net credit losses on fixed maturities, AFS and an increase in the ACL on mortgage loans of $28 and $19 respectively, due primarily to the negative economic impacts resulting from the pandemic. Refer to the Investment Portfolio Risk section of Financial Risk Management under “Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments" and "ACL on Mortgage Loans”.

Reinsurance recoverables Reinsurance recoverables, net of an allowance for uncollectible reinsurance, were $6,523 and $6,011 as of December 31, 2021 and 2020 respectively. Refer to the Enterprise Risk Management section of the MD&A under “Reinsurance as a Risk Management Strategy.”

Premiums receivable and agents' balances Premiums receivable and agents’ balances, net of an ACL, were $4,445 and $4,268, as of December 31, 2021 and 2020, respectively. For a discussion regarding collectibility of these balances, see Note 8 - Premiums Receivable and Agents' Balances of Notes to Consolidated Financial Statements.

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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds, if applicable. In accordance with industry standards and the contractual requirements, collateral is typically settled on the same business day. For further discussion, see the Derivative Commitments section of Note 15 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield.
Credit Risk Reduced Through Credit Derivatives
The Company uses credit derivatives to purchase credit protection with respect to a single entity or referenced index. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2021 and 2020, the notional amount related to credit derivatives that purchase credit protection was $112 and $6, respectively, while the fair value was $(2) and less than $(1), respectively. These amounts do not include positions that are in offsetting relationships.
Credit Risk Assumed Through Credit Derivatives
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps primarily reference investment grade single corporate issuers and indexes. As of December 31, 2021, the Company did not hold credit default swaps that assume credit risk. As of December 31, 2020, the notional amount related to credit derivatives that assume credit risk was $675 and the fair value was $21. These amounts do not include positions that are in offsetting relationships.
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

|

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
Sources of Interest Rate Risk The Company has exposure to interest rate risk arising from investments in fixed maturities and commercial mortgage loans, issuances by the Company of debt securities, preferred stock and similar securities, discount rate assumptions associated with the Company’s claim reserves and pension and other postretirement benefit obligations, and assets that support the Company's pension and other postretirement benefit plans.
Impact Changes in interest rates from current levels can have both favorable and unfavorable effects for the Company.

Change in Interest Rates	Favorable Effects	Unfavorable Effects
Ý	•Additional net investment income due to reinvesting at higher yields and higher yields on variable rate securities	•Decrease in the fair value of the fixed income investment portfolio
•Higher interest expense on variable rate debt obligations
Þ	•Increase in the fair value of the fixed income investment portfolio	•Lower net investment income due to reinvesting at lower yields and lower yields on variable rate securities
	•Lower interest expense on variable rate debt obligations	•Acceleration in paydowns and prepayments or calls of certain mortgage-backed and municipal securities
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
The Company primarily utilizes interest rate swaps and, to a lesser extent, futures to mitigate interest rate risk associated with its investment portfolio or liabilities and to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. As of December 31, 2021 and 2020, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $9.9 billion and $10.7 billion, respectively, and primarily relate to hedging invested assets. The fair value of these derivatives was $(46) and $(69) as of December 31, 2021 and 2020, respectively.

Assets and Liabilities Subject to Interest Rate Risk

Fixed income investments The fair value of fixed income investments, which include fixed maturities, commercial mortgage loans, and short-term investments, was $51.9 billion and $52.8 billion at December 31, 2021 and 2020, respectively. The weighted average duration of the portfolio, including derivative instruments, was approximately 4.3 years and 4.9 years as of December 31, 2021 and 2020, respectively. Changes in the fair value of fixed maturities due to changes in interest rates are reflected as a component of AOCI.

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

Group life and disability product liabilities The cash outflows associated with contracts issued by the Company's Group Benefits segment, primarily group life and short and long-term disability policy liabilities, are not interest rate sensitive but vary based on timing. Though the aggregate cash flow payment streams are relatively predictable, these products rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. As of December 31, 2021 and 2020, the Company had $8,609 and $8,653, respectively of reserves for group life and disability contracts. Changes in the value of the liabilities as a result of changes in interest rates will impact the fair value of these instruments but not the carrying value in the Company's Consolidated Balance Sheets.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pension and other postretirement benefit obligations The Company’s pension and other postretirement benefit obligations are exposed to interest rate risk based upon the sensitivity of present value obligations to changes in liability discount rates as well as the sensitivity of the fair value of investments in the plan portfolios to changes in interest rates. The discount rate assumption is based upon an interest rate yield curve that reflects high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. The Company is exposed to the risk of having to make additional plan contributions if the plans’ investment returns, including from investments in fixed maturities, are lower than expected. (For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 19 - Employee Benefit Plans of Notes to Consolidated Financial Statements.)

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
Interest Rate Sensitivity of Group Benefits Short and Long-term Disability Reserves and Invested Assets Supporting Them

	Change in Net Economic Value as of December 31,
	2021		2020
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$101	$(94)	$137	$(133)
The carrying value of assets related to the businesses included in the table above was $11.3 billion and $12.1 billion, as of December 31, 2021 and 2020, respectively, and included fixed maturities, commercial mortgage loans and short-term investments. The assets are monitored and managed within set duration guidelines and are evaluated on a daily basis, as well as annually, using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets not Supporting Group Life and Disability Reserves
The following table provides an analysis showing the estimated before tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting group life and disability reserves which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2021 and 2020. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments.
Interest Rate Sensitivity of Invested Assets Not Supporting Group Benefits Short and Long-term Disability Reserves

	Change in Fair Value as of December 31,
	2021		2020
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$1,841	$(1,730)	$2,054	$(1,906)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $40.6 billion and $40.7 billion as of December 31, 2021 and 2020, respectively.
Long-term Debt
A 100 basis point parallel decrease in the yield curve would result in an increase in the fair value of long-term debt by $732 and $670 as of December 31, 2021 and 2020, respectively. A 100 basis point parallel increase in the yield curve would result in a decrease in the fair value of long-term debt by $600 and $551 as of December 31, 2021 and 2020, respectively. Changes in the value of long-term debt as a result of changes in interest rates will not impact the carrying value in the Company's Consolidated Balance Sheets.
Pension and Other Postretirement Plan Obligations
A 100 basis point parallel decrease in the yield curve would

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
impact both the value of the underlying pension assets and the value of the liabilities, resulting in an increase in the unfunded liabilities (or decrease in asset) for pension and other postretirement plan obligations of $36 and $196 as of December 31, 2021 and 2020, respectively. A 100 basis point parallel increase in the yield curve would have the inverse effect and result in a decrease in the unfunded liabilities (or increase in assets) for pension and other postretirement plan obligations of $17 and $148 as of December 31, 2021 and 2020, respectively. Gains or losses due to changes in interest rates on the pension and postretirement plan obligations are recorded within AOCI and are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold.
Discontinuation of LIBOR In July 2017, the U.K. Financial Conduct Authority ("FCA") announced that by the end of 2021 it intended to stop persuading or compelling banks to report information used to set LIBOR. On March 5, 2021, the FCA announced that publication of certain LIBOR settings in currencies other than U.S. dollars would cease immediately after December 31, 2021, and that publication of U.S. dollar LIBOR on a representative basis would cease for the one-week and two-month settings immediately after December 31, 2021 and for the remaining U.S. dollar settings immediately after June 30, 2023. Although the most widely used settings of U.S. dollar LIBOR continue to be published and used in existing transactions, regulatory pressures and other factors have resulted in a general decline in new U.S. dollar LIBOR-based transactions. The Company continues to monitor the potential impacts of the discontinuation of LIBOR, which is used as a benchmark or reference rate for certain investments and derivatives the Company owns and floating rate debt the Company has issued.
The Company has identified three principal types of outstanding contracts that may be affected by the discontinuance of or transition from LIBOR to an alternative reference rate, including floating rate fixed maturity investments the Company holds in its investment portfolio; derivative instruments that hedge interest rate risk; and one class of junior subordinated debentures that mature after June 30, 2023.
•Using our best estimate of expected future cash flows including prepayments and maturities, the book value of LIBOR referenced floating rate fixed maturities that the Company owns as of December 31, 2021 and that the Company expects to be outstanding after June 2023 is $4 billion. The Company has performed a review of the LIBOR replacement language on these assets and believes that greater than 90% have language that supports a transition to a new standard benchmark rate. The Company will continue to assess the remaining holdings and work with counterparties, as appropriate, to determine LIBOR replacement language or manage the assets in other ways, such as through asset sales.
•The notional amount of derivative instruments as of December 31, 2021 with a floating rate component that references LIBOR that the Company expects to be outstanding after June 30, 2023, considering maturities, is $8.1 billion, with $7.9 billion being cleared through an exchange or clearinghouse. The Company anticipates that substantially all existing derivatives referencing LIBOR, whether or not cleared through an exchange or clearing house, will transition from LIBOR to SOFR or other market alternative rates in line with new market standards.
•The Company has issued $1.1 billion of junior subordinated debentures that mature after June 30, 2023 with LIBOR referenced floating interest rates. The Company expects to call its $600 of 7.875% junior subordinated debentures at par in April of 2022 and, for the $500 of 3 month LIBOR + 2.125% notes, is assessing options to manage the risk associated with the transition away from LIBOR.
The uncertainty regarding the continued use and reliability of LIBOR, including the timing of such transition, could reduce the value of some of our floating rate fixed maturity investments and increase the interest the Company pays on the junior subordinated debentures.
There is also a risk that certain derivatives may no longer qualify for hedge accounting if reference rates change on derivative contracts but the reference interest rate of the instruments being hedged do not change in a substantially similar manner, particularly for cash flow hedges of floating rate investments the Company owns and junior subordinated debentures the Company has issued. The loss of hedge accounting could result in the recognition of gains or losses on derivatives in the income statement rather than in accumulated other comprehensive income. The Company has adopted the FASB's temporary guidance which allows for contract modifications made solely due to rate reform (such as replacing LIBOR with another reference rate) as continuations of existing contracts and to maintain hedge accounting when the hedging effectiveness between the financial instrument and its hedge is only affected by the change to the reference rate. The FASB is deliberating revised guidance which would extend the accounting relief for contract modifications made and hedge relationships entered into or evaluated through December 31, 2024, after which there is uncertainty whether certain outstanding derivative contracts will continue to qualify for hedge accounting either because the replacement rate of the financial instrument being hedged is not sufficiently matched to the reference rate of the derivative contract or because replacement rate language for the hedged instrument has not been determined. For a discussion of risks related to the discontinuance of LIBOR, see Part I, Item 1A, - Risk Factors for the risk factor "The discontinuance of LIBOR may adversely affect the value of certain investments we hold and floating rate securities we have issued, and another other assets or liabilities whose value may be tied to LIBOR."
Equity Risk
Equity risk is the risk of financial loss due to changes in the value of global equities or equity indices.
Sources of Equity Risk
The Company has exposure to equity risk from invested assets, assets that support the Company’s pension and other postretirement benefit plans, and fee income derived from Hartford Funds assets under management.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Impact The investment portfolio is exposed to losses from market declines affecting equity securities and derivatives, which could negatively impact the Company's reported earnings. In addition, investments in limited partnerships and other alternative investments generally have a level of correlation to domestic equity market levels and can expose the Company to losses in earnings if valuations decline; however, earnings impacts are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay. For assets supporting pension and other postretirement benefit plans, the Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. Hartford Funds earnings are also significantly influenced by the U.S. and other equity markets. Generally, declines in equity markets will reduce the value of average daily assets under management and the amount of fee income generated from those assets. Increases in equity markets will generally have the inverse impact.
Management The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, and, at times, hedging of changes in equity indices. For assets supporting pension and other postretirement benefit plans, the asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments and impose concentration limits and investment quality requirements on permissible investment options.

Assets and Liabilities Subject to Equity Risk

Investment portfolio The investment portfolio is exposed to losses from market declines affecting equity securities and derivatives, and certain alternative assets and limited partnerships. Generally, declines in equity markets will reduce the value of these types of investments and could negatively impact the Company’s earnings while increases in equity will have the inverse impact. For equity securities, the changes in fair value are reported in net realized gains and losses. For alternative assets and limited partnerships, the Company's share of earnings for the period is recorded in net investment income, though typically on a delay based on the availability of the underlying financial statements. For a discussion of equity sensitivity, see below.

Assets supporting pension and other postretirement benefit plans The Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. For a discussion of equity sensitivity, see below.
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

Equity Sensitivity
Investment portfolio and the assets supporting pension and other postretirement benefit plans
Included in the following tables are the estimated before tax change in the economic value of the Company’s invested assets and assets supporting pension and other postretirement benefit plans with sensitivity to equity risk. The calculation of the hypothetical change in economic value below assumes a 20% upward and downward shock to the Standard & Poor's 500 Composite Price Index ("S&P 500"). For limited partnerships and other alternative investments, the movement in economic value is calculated using a beta analysis largely derived from historical experience relative to the S&P 500.
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
Equity Sensitivity

	As of December 31, 2021			As of December 31, 2020 [1]
		Shock to S&P 500			Shock to S&P 500
(Before tax)	Fair Value	+20%	-20%	Fair Value	+20%	-20%
Investment Portfolio	$5,447	$641	$(641)	$3,520	$397	$(397)
Assets supporting pension and other postretirement benefit plans	$1,245	$167	$(167)	$1,573	$240	$(240)
[1]Table excludes the Company's investment in Hopmeadow Holdings LP which was reported in other assets on the Company's Consolidated Balance Sheets prior to being sold on June 30, 2021.
Hartford Funds assets under management
Hartford Funds earnings are significantly influenced by the U.S. and other equity markets. If equity markets were to hypothetically decline 20% and remain depressed for one year, the estimated before tax impact on reported earnings for that one year period is approximately $65 as of December 31, 2021.
The selection of the 20% shock to the S&P 500 was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.

|

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
Impact Changes in relative values between currencies can create variability in cash flows and realized or unrealized gains and losses on changes in the fair value of assets and liabilities. The impact on the fair value of fixed maturities, AFS due to changes in foreign currency exchange rates, in relation to functional currency, is reported in unrealized gains or losses as part of other comprehensive income. The realization of gains or losses resulting from investment sales or from changes in investments that record changes in fair value through the income statement due to changes in foreign currency exchange rates is reflected through net realized gains and losses.
In regards to insurance and reinsurance contracts that the Company enters into for which we are obligated to pay losses in a foreign currency, the impact of changes in foreign currency exchange rates on assets and liabilities related to these contracts is reflected through net realized gains and losses. These assets or liabilities include, but are not limited to, cash and cash equivalents, premiums receivable, reinsurance recoverables, and unpaid losses and loss adjustment expenses. Additionally, the Company translates the assets, liabilities, and income of non-U.S. dollar functional currency legal entities into U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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

Assets and Liabilities Subject to Foreign Currency Exchange Risk

Investment portfolio The Company is exposed to foreign exchange risk affecting non-U.S. dollar denominated cash, fixed maturities, equities and derivative instruments. Changes in relative values between currencies can positively or negatively impact net realized gains and losses or unrealized gains (losses) as part of other comprehensive income.

Assets supporting pension plan Changes in relative values between currencies can positively or negatively impact unrealized gains and losses in AOCI. Unrealized gains and losses in AOCI are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold. As of December 31, 2021 and 2020, the Company had pension plan assets of $97 and $95, respectively, of non-U.S. dollar investments in multiple currencies. These amounts are excluded from the sensitivity analysis below.

Insurance contract related assets and liabilities The Company has non-U.S. dollar denominated insurance and reinsurance contracts and associated premiums receivable, reinsurance recoverables and unpaid losses and loss adjustment expenses, that are exposed to foreign exchange risk. For contracts that are within U.S, dollar functional currency legal entities, changes in foreign currency exchange rates can positively or negatively impact net realized gains and losses. For contracts within non-U.S. dollar functional currency legal entities, changes in foreign currency exchange rates can positively or negatively impact other comprehensive income.

Foreign Currency Sensitivity
For the Company’s primary currencies that create foreign exchange risk, the following table provides the estimated impact of a hypothetical 10% unfavorable change in exchange rates. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis. The amounts presented are in U.S. dollars and before tax.
Foreign Currency Sensitivity [1]

	GBP	CAD	10% Unfavorable Change
December 31, 2021
Net assets (liabilities)	$287	$132	$(38)

December 31, 2020
Net assets (liabilities)	$296	$189	$(44)
[1]Amount excludes currencies where the value of net assets in U.S. dollar equivalent is less than 1% of total net assets of the Company.

|

Table of Contents	Index to MD&A
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
U.S. Statutory surplus amounts and RBC ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times, the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:
•A decrease in the value of certain fixed-income and equity securities in our investment portfolio, due in part to credit spreads widening, an increase in interest rates, or a decline in equity market levels, may result in a decrease in statutory surplus and RBC ratios;
•A decline in investment yields may reduce our net investment income, which may result in a decrease in statutory surplus and RBC ratios;
•Decreases in the value of certain derivative instruments that do not get hedge accounting, may reduce statutory surplus and RBC ratios; and
•Non-market factors can also impact the amount and volatility of either our actual or potential obligation, as well as the related statutory surplus and RBC ratios.
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
Fixed Maturities, AFS by Credit Quality

	December 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,706	$5,881	13.7%	$4,872	$5,214	11.6%
AAA	5,917	6,133	14.3%	6,482	6,848	15.2%
AA	7,279	7,718	18.0%	7,840	8,453	18.8%
A	10,277	10,962	25.6%	10,500	11,595	25.7%
BBB	9,196	9,708	22.7%	9,831	10,856	24.1%
BB & below	2,413	2,445	5.7%	2,036	2,069	4.6%
Total fixed maturities, AFS	$40,788	$42,847	100.0%	$41,561	$45,035	100.0%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2020, primarily due a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads. The decline was also due to the reinvestment into other asset classes.
Fixed maturities, FVO, included within other investments on the Consolidated Balance Sheets, are not included in the preceding table. For further discussion on FVO securities, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Fixed Maturities, AFS by Type

	December 31, 2021						December 31, 2020
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$959	$—	$11	$(2)	$968	2.3%	$1,396	$—	$35	$—	$1,431	3.2%
Other	166	—	2	(1)	167	0.4%	129	—	4	—	133	0.3%
Collateralized loan obligations ("CLOs")	3,019	—	8	(2)	3,025	7.1%	2,780	—	7	(7)	2,780	6.2%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,390	—	75	(5)	1,460	3.4%	1,779	—	117	(6)	1,890	4.2%
Bonds	2,327	—	92	(9)	2,410	5.6%	2,160	—	159	(13)	2,306	5.1%
Interest only	238	—	12	(1)	249	0.6%	280	—	10	(2)	288	0.6%
Corporate
Basic industry	761	—	34	(5)	790	1.8%	727	—	69	(1)	795	1.8%
Capital goods	1,442	—	84	(9)	1,517	3.5%	1,488	—	148	(11)	1,625	3.6%
Consumer cyclical	1,161	(1)	50	(5)	1,205	2.8%	1,434	(1)	108	(1)	1,540	3.4%
Consumer non-cyclical	2,473	—	134	(8)	2,599	6.1%	2,878	—	314	(4)	3,188	7.1%
Energy	1,405	—	99	(2)	1,502	3.5%	1,474	(1)	147	(4)	1,616	3.6%
Financial services	4,648	—	214	(20)	4,842	11.3%	4,523	(21)	398	(4)	4,896	10.9%
Tech./comm.	2,658	—	216	(11)	2,863	6.7%	2,651	—	370	(3)	3,018	6.7%
Transportation	744	—	43	(3)	784	1.8%	747	—	85	(3)	829	1.8%
Utilities	1,917	—	141	(8)	2,050	4.8%	1,999	—	250	—	2,249	5.0%
Other	535	—	23	(3)	555	1.3%	480	—	37	—	517	1.1%
Foreign govt./govt. agencies	883	—	33	(6)	910	2.1%	842	—	77	—	919	2.0%
Municipal bonds
Taxable	1,079	—	83	(2)	1,160	2.7%	1,084	—	109	(1)	1,192	2.6%
Tax-exempt	6,394	—	704	(1)	7,097	16.6%	7,480	—	831	—	8,311	18.5%
Residential Mortgage-Backed Securities ("RMBS")
Agency	1,337	—	44	(11)	1,370	3.2%	1,829	—	92	(2)	1,919	4.3%
Non-agency	2,101	—	11	(16)	2,096	4.9%	1,755	—	41	(1)	1,795	4.0%
Alt-A	12	—	1	—	13	—%	27	—	2	—	29	0.1%
Sub-prime	160	—	4	—	164	0.4%	355	—	9	—	364	0.8%
U.S. Treasuries	2,979	—	86	(14)	3,051	7.1%	1,264	—	141	—	1,405	3.1%
Total fixed maturities, AFS	$40,788	$(1)	$2,204	$(144)	$42,847	100.0%	$41,561	$(23)	$3,560	$(63)	$45,035	100.0%
Fixed maturities, FVO [2]					$160						$—
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government..
[2]Included within other investments on the Consolidated Balance Sheets.
The fair value of fixed maturities, AFS decreased as compared with December 31, 2020, primarily due to a decrease in valuations due to higher interest rates, partially offset by tighter credit spreads. The decline was also due to the reinvestment into other asset classes.The Company primarily decreased holdings of tax-exempt municipal bonds, agency and sub-prime

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
RMBS, consumer cyclical and non-cyclical corporate bonds, consumer loans, and agency CMBS, while primarily increasing holdings in U.S. treasuries, non-agency RMBS, CLOs, and CMBS bonds.

Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.
Exposure to CMBS and RMBS as of December 31, 2021

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,380	$1,450	$10	$10	$—	$—	$—	$—	$—	$—	$1,390	$1,460
Bonds	950	995	571	593	439	453	182	186	185	183	2,327	2,410
Interest Only	134	141	92	96	1	1	10	10	1	1	238	249
Total CMBS	2,464	2,586	673	699	440	454	192	196	186	184	3,955	4,119
RMBS
Agency	1,315	1,347	22	23	—	—	—	—	—	—	1,337	1,370
Non-Agency	840	845	554	552	477	473	199	196	31	30	2,101	2,096
Alt-A	—	—	—	—	—	—	—	—	12	13	12	13
Sub-Prime	6	7	34	35	47	48	24	24	49	50	160	164
Total RMBS	2,161	2,199	610	610	524	521	223	220	92	93	3,610	3,643
Total CMBS & RMBS	$4,625	$4,785	$1,283	$1,309	$964	$975	$415	$416	$278	$277	$7,565	$7,762

Exposure to CMBS and RMBS as of December 31, 2020

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,771	$1,882	$8	$8	$—	$—	$—	$—	$—	$—	$1,779	$1,890
Bonds	1,009	1,101	541	582	423	430	170	179	17	14	2,160	2,306
Interest Only	177	183	90	93	8	7	4	4	1	1	280	288
Total CMBS	2,957	3,166	639	683	431	437	174	183	18	15	4,219	4,484
RMBS
Agency	1,807	1,894	22	25	—	—	—	—	—	—	1,829	1,919
Non-Agency	1,034	1,063	371	380	313	315	36	36	1	1	1,755	1,795
Alt-A	—	—	3	3	2	2	2	2	20	22	27	29
Sub-Prime	1	1	25	26	114	116	102	105	113	116	355	364
Total RMBS	2,842	2,958	421	434	429	433	140	143	134	139	3,966	4,107
Total CMBS & RMBS	$5,799	$6,124	$1,060	$1,117	$860	$870	$314	$326	$152	$154	$8,185	$8,591
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
As of December 31, 2021, mortgage loans had an amortized cost of $5.4 billion and carrying value of $5.4 billion, with an ACL of $29. As of December 31, 2020, mortgage loans had an amortized cost of $4.5 billion and carrying value of $4.5 billion, with an ACL of $38. The decrease in the allowance is primarily attributable to improved economic scenarios, partially offset by an increase driven by net additions of new loans.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company funded $1.3 billion of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 57% and a weighted average yield of 2.9% during the twelve months ended December 31, 2021. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality industrial, multi-family, and retail properties with strong LTV ratios. There were no mortgage loans held for sale as of December 31, 2021 or December 31, 2020.
Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.
Available For Sale Investments in Municipal Bonds

	December 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$910	$1,031	AA+	$1,082	$1,232	AA+
Pre-refunded [1]	487	519	AAA	889	940	AAA
Revenue
Transportation	1,404	1,579	A+	1,441	1,636	A+
Health Care	1,274	1,397	A+	1,273	1,407	A+
Leasing [2]	813	874	AA-	905	985	AA-
Education	670	748	AA	732	824	AA
Water & Sewer	504	538	AA	644	694	AA
Sales Tax	370	436	AA	394	464	AA
Power	317	357	A+	401	450	A+
Housing	98	103	AA	102	109	AA+
Other	626	675	AA-	701	762	A+
Total Revenue	6,076	6,707	AA-	6,593	7,331	AA-
Total Municipal	$7,473	$8,257	AA-	$8,564	$9,503	AA-
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
As of December 31, 2021, the largest issuer concentrations were the New York State Dormitory Authority, the State of California, and the Pennsylvania State Turnpike Commission, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2020, the largest issuer concentrations were the New York State Dormitory Authority, the Commonwealth of Massachusetts, and the New York City Municipal Water Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 14% of the fair value of the Company's investment portfolio. While COVID-19 has had an impact on many municipal issuers, credit fundamentals in this sector have broadly stabilized due to an unprecedented influx of federal relief funds and a strong economic recovery.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income

	Year Ended December 31,
	2021		2020		2019
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Hedge funds	$33	17.7%	$9	7.1%	$5	7.2%
Real estate funds	149	18.4%	85	20.3%	70	17.0%
Private equity funds	456	51.3%	106	12.4%	126	16.6%
Other alternative investments [2]	94	22.6%	22	5.4%	31	8.2%
Total	$732	31.8%	$222	12.3%	$232	14.4%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in fixed income, private equity, and hedge funds.
Investments in Limited Partnerships and Other Alternative Investments

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Hedge funds	$274	8.2%	$158	7.6%
Real estate funds	1,315	39.2%	563	27.0%
Private equity and other funds	1,256	37.5%	944	45.4%
Other alternative investments [1]	508	15.1%	417	20.0%
Total	$3,353	100.0%	$2,082	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in fixed income, private equity, and hedge funds.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $144 as of December 31, 2021, and have increased $81 from December 31, 2020, primarily due to higher interest rates, partially offset by tighter credit spreads. As of December 31, 2021, $141 of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $3 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20%, primarily related to commercial real estate securities that were purchased at tighter credit spreads.
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
Unrealized Loss Aging for Fixed Maturities, AFS

	December 31, 2021					December 31, 2020
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	640	$6,193	$—	$(32)	$6,161	102	$625	$—	$(3)	$622
Greater than three to six months	404	3,249	—	(55)	3,194	46	367	—	(5)	362
Greater than six to nine months	101	571	—	(5)	566	8	6	—	(1)	5
Greater than nine to eleven months	171	1,041	—	(29)	1,012	186	1,275	(1)	(27)	1,247
Twelve months or more	184	631	—	(23)	608	205	994	—	(27)	967
Total	1,500	$11,685	$—	$(144)	$11,541	547	$3,267	$(1)	$(63)	$3,203

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%

	December 31, 2021				December 31, 2020
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	—	$—	$—	$—	2	$2	$(1)	$1
Greater than six to nine months	—	—	—	—	1	46	(10)	36
Greater than nine to eleven months	—	—	—	—	2	5	(1)	4
Twelve months or more	20	5	(3)	2	24	5	(2)	3
Total	20	$5	$(3)	$2	29	$58	$(14)	$44
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
For the year ended December 31, 2021
The Company recorded a net decrease in the ACL of $4, driven by increases in the fair value of corporate issuers that had an ACL in prior periods, partially offset by credit losses on a media/entertainment company. Unrealized losses on securities with an ACL recognized in other comprehensive income were less than $1. For further information, refer to Note 6 - Investments of Notes to Consolidated Financial Statements.
There were no intent-to-sell impairments.
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
For the year ended December 31, 2021
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
The Company recorded a decrease in the ACL on mortgage loans of $9. The decrease was primarily the result of improved economic scenarios, partially offset by an increase driven by net additions of new loans. The Company did not record an ACL on any individual mortgage loans.
For the year ended December 31, 2020
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

Capital available to the holding company as of December 31, 2021:
•$1.9 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HFSG Holding Company.
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of December 31, 2021, there were no borrowings outstanding.
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of December 31, 2021, there were no borrowings outstanding.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2022 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including the extent to which COVID-19 impacts our business, results of operations, financial condition and liquidity
•P&C - The Company's U.S. property and casualty insurance subsidiaries have dividend capacity of $2.0 billion for 2022, with $1.3 to $1.4 billion of net dividends expected in 2022.
•Group Benefits - HLA has dividend capacity of $241 in 2022 with $175 to $200 of dividends expected in 2022.
•Hartford Funds - HFSG Holding Company expects to receive $175 to $200 in dividends from Hartford Funds in 2022.

Expected liquidity requirements for the next twelve months as of December 31, 2021:
•$210 of interest on debt;
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors;
•$525 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases; and
•$600 of 7.875% junior subordinated debentures expected to be called at par in April of 2022.

Expected liquidity requirements for beyond the next twelve months as of December 31, 2021:
•Interest on debt and debt repayments, see Note 14 - Debt of Notes to Consolidated Financial Statements.
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
Authorization for equity repurchases of up to $3.0 billion effective through December 31, 2022. Under the program, the Company repurchased 25.9 million shares during the period from January 1, 2021 to December 31, 2021 for $1.7 billion with $1.3 billion of authorization remaining as of December 31, 2021.

|LIQUIDITY REQUIREMENTS AND SOURCES OF CAPITAL
The Hartford Financial Services Group, Inc. ("HFSG Holding Company")
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. will primarily be met by HFSG Holding Company’s fixed maturities; short-term investments and cash; and dividends from its subsidiaries, principally its insurance operations.
The Company maintains sufficient liquidity and has a variety of contingent liquidity resources to manage liquidity across a range of economic scenarios. We continue to expect to successfully manage our liquidity throughout the pandemic.
The HFSG Holding Company expects to continue to receive dividends from its operating subsidiaries in the future and manages capital in its operating subsidiaries to be sufficient under significant economic stress scenarios. Dividends from subsidiaries and other sources of funds at the holding company may be used to repurchase shares under the authorized share repurchase program at the discretion of management.
Under significant economic stress scenarios, the Company has the ability to meet short-term cash requirements, if needed, by borrowing under its revolving credit facility or by having its insurance subsidiaries take collateralized advances under a facility with the FHLBB. The Company could also choose to have its insurance subsidiaries sell certain highly liquid, high quality fixed maturities or the Company could issue debt in the public markets under its shelf registration.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
|Equity
In December 2020, the Company announced a $1.5 billion share repurchase authorization by the Board of Directors which is effective from January 1, 2021 through December 31, 2022. The authorization was increased by the Board of Directors to $2.5 billion in April 2021 and then further increased to $3.0 billion in October 2021. During the period from January 1, 2022 through February 17, 2022, the Company repurchased 3.8 million shares for $274 and has $1.0 billion of authorization remaining as of February 17, 2022. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
Under The Hartford's previous $1.0 billion share repurchase program authorized by its Board of Directors in February 2019 and which expired on December 31, 2020, the Company repurchased 2.7 million and 3.4 million shares for $150 and $200 during the years ended 2020 and 2019, respectively.
For further information, see Note 16 - Equity of Notes to Consolidated Financial Statements.
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since October 1, 2021:
Common Stock Dividends

Declared	Record	Payable	Amount per share
October 28, 2021	December 1, 2021	January 4, 2022	$0.385
February 16, 2022	March 1, 2022	April 4, 2022	$0.385
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
December 15, 2021	February 1, 2022	February 15, 2022	$375.00
February 16, 2022	May 2, 2022	May 16, 2022	$375.00
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
|DIVIDENDS FROM SUBSIDIARIES
Dividends to HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The Company’s principal insurance subsidiaries are domiciled in the United States and the United Kingdom.
The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s statutory policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the preceding year, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner.
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
Corporate members of Lloyd's syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the FAL capital requirement and subject to restrictions imposed under UK Company Law. The FAL is determined based on the SCR under the Solvency II capital adequacy model, the current regulatory framework governing UK domiciled insurers, plus a Lloyd’s specific economic capital assessment.
Insurers domiciled in the United Kingdom may pay dividends to their parent out of their statutory profits subject to restrictions imposed under U.K. Company law and Solvency II.
In 2021, HFSG Holding Company received $295 of dividends from HLA and $165 from Hartford Funds. In addition, HFSG Holding Company received $1.1 billion of net dividends from P&C subsidiaries in 2021 which excludes $150 of P&C dividends that were subsequently contributed to P&C subsidiaries and $50 of P&C dividends related to interest

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
|OTHER SOURCES OF CAPITAL FOR THE HFSG HOLDING COMPANY
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the "Ratings" section below for further discussion), and stockholder returns. As a result, the Company may from time to time raise capital from the issuance of debt, common equity, preferred stock, equity-related debt or other capital securities and is continuously evaluating strategic opportunities. The issuance of debt, common equity, equity-related debt or other capital securities could result in the dilution of stockholder interests or reduced net income to common stockholders due to additional interest expense or preferred stock dividends.
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the Securities and Exchange Commission ("the SEC") on May 17, 2019 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
For further information regarding Shelf Registrations, see Note 14 - Debt of Notes to Consolidated Financial Statements.
Revolving Credit Facility
In 2018, The Hartford entered into a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit with an expiration date of March 29, 2023. On October 27, 2021, The Hartford amended and restated the Credit Facility and extended it through October 27, 2026. As of December 31, 2021, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 14– Debt of Notes to Consolidated Financial Statements.
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
As of December 31, 2021, there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company ("HLA"), are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of December 31, 2021, there were no advances outstanding. The CTDOI permits Hartford Fire and HLA to pledge up to $1.3 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2022. For further information regarding the Company's collateralized advances with Federal Home Loan Bank of Boston, see Note 14 - Debt of Notes to Consolidated Financial Statements.
Lloyd's Letter of Credit Facilities
The Hartford has entered into a committed credit facility agreement with a syndicate of lenders (the "Club Facility") as well as a non-committed $25 credit facility with a lender (the "Bilateral Facility"). The Club Facility has two tranches with one tranche extending a $104 commitment and the other tranche extending a £85 million ($115 as of December 31, 2021) commitment. As of December 31, 2021, letters of credit with an aggregate face amount of $104 and £68 million, or $92, were outstanding under the Club Facility and no letters of credit were outstanding under the Bilateral Facility.
Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds and Lloyd's, consistent with Lloyd's requirements. As of December 31, 2021, The Hartford was in compliance with all financial covenants of both facilities.
For further information regarding the Club Facility and the Bilateral Facility, see Note 14– Debt of Notes to Consolidated Financial Statements.
Other Sources and Uses of Capital
As part of the sale of the former retained interest in Talcott Resolution, which was completed on June 30, 2021, the Company received $217 of proceeds.
In May 2021, the Company contributed €15 million ($18) to Navigators Holdings (Europe) N.V., a Belgium holding company. On December 29, 2021, the Company received approximately $20, before $9 of transaction costs, related to the sale of its Continental Europe Operations.
|PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, minimum contributions are mandated in certain circumstances pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations. The Company did not make any contributions to the U. S. qualified defined benefit pension plan in 2021, and made contributions to this pension plan of approximately $70 in both 2020 and 2019. No contributions

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
were made to the other postretirement plans in 2021, 2020 and 2019. The Company’s 2021, 2020 and 2019 required minimum funding contributions were immaterial. The Company does not have a 2022 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2022. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2022 to make this determination. As of December 31, 2021, the U.S. qualified defined benefit pension plan is fully funded and in an asset position. For further discussion of pension and other postretirement benefit obligations, see Note 19 - Employee Benefit Plans of Notes to Consolidated Financial Statements.
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
As of December 31, 2021, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
|INSURANCE OPERATIONS
While subject to variability period to period, underwriting and investment cash flows continue to provide sufficient liquidity to meet anticipated demands. For information about the impact of COVID-19 on the Company's cash flows see Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.
The principal sources of operating funds are premiums, fees earned from insurance and administrative service agreements, and investment income, while investing cash flows primarily originate from maturities and sales of invested assets.
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
Property & Casualty

As of
December 31, 2021
Fixed maturities	$33,143
Short-term investments	1,332
Cash	176
Less: Derivative collateral	36
Total	$34,615
Property & Casualty operations invested assets also include $1.4 billion in equity securities, $3.9 billion in mortgage loans and $2.7 billion in limited partnerships and other alternative investments.
Group Benefits Operations

As of
December 31, 2021
Fixed maturities	$9,487
Short-term investments	352
Cash	15
Less: Derivative collateral	18
Total	$9,836
Group Benefits operations invested assets also include $338 in equity securities, $1.5 billion in mortgage loans and $664 in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of December 31, 2021 were $31.4 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and IBNR. The ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, and for historical payments by reserve line net of reinsurance, see Note 12 – Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Group Benefits reserves as of December 31, 2021 were $9.0 billion. Estimated group life and disability obligations are based on assumptions comparable with the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group Benefit LTD Reserves, Net of Reinsurance, for further discussion on future policy benefits, see Note 13 Reserve for Future Policy Benefits and for historical payments by reserve line, net of reinsurance, see Note 12 – Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes retained reserves of $458 as of December 31, 2021 related to retained run-off liabilities of its former life and annuity business. For further discussion on future policy benefits, see Note 13 Reserve for Future Policy Benefits.
Hartford Funds
Hartford Funds principal sources of operating funds are fees earned from basis points on assets under management with uses primarily for payments to subadvisors and other general operating expenses. As of December 31, 2021, Hartford Funds cash and short-term investments were $254.
|PURCHASE AND OTHER OBLIGATIONS
The Hartford’s unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans are disclosed in Note 15 - Commitments and Contingencies of Notes to Consolidated Financial Statements. It is anticipated that these unfunded commitments will be funded through the Company’s normal operating and investing activities.
In the normal course of business, the Company enters into contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology. The Company’s operating lease commitments are disclosed in Note 21 - Leases of Notes to Consolidated Financial Statements. It is anticipated that these purchase commitments and operating lease obligations will be funded through the Company’s normal operating and investing activities.

|CAPITALIZATION

Capital Structure
	December 31, 2021	December 31, 2020	Change
Long-term debt	$4,944	$4,352	14%
Total debt	4,944	4,352	14%
Common stockholders' equity, excluding AOCI, net of tax	17,337	17,052	2%
Preferred stock	334	334	—%
AOCI, net of tax	172	1,170	(85)%
Total stockholders’ equity	$17,843	$18,556	(4%)
Total capitalization	$22,787	$22,908	(1%)
Debt to stockholders’ equity	28%	23%
Debt to capitalization	22%	19%
Total capitalization decreased $121, or 1%, as of December 31, 2021 compared to December 31, 2020 primarily due to share repurchases in the period and a decrease in AOCI, partially offset by net income in excess of stockholder dividends and an increase in long-term debt due to the issuance of the 2.9% Notes.
For additional information on AOCI, net of tax, including unrealized gains from securities, see Note 18 - Changes in and Reclassifications From Accumulated Other Comprehensive Income and Note 6 - Investments of Notes to Consolidated Financial Statements. For additional information on debt, see Note 14 - Debt of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
|CASH FLOW[1]

	2021	2020	2019
Net cash provided by operating activities	$4,093	$3,871	$3,489
Net cash used for investing activities	$(2,466)	$(2,066)	$(2,148)
Net cash used for financing activities	$(1,581)	$(1,778)	$(1,191)
Cash and restricted cash— end of year	$337	$239	$262
[1]Cash activities in 2021 and 2020 include cash flows related to Continental Europe Operations classified as held for sale beginning in the third quarter of 2020 and sold on December 29, 2021. See Note 22 - Business Dispositions of Notes to Consolidated Financial Statements for discussion of this transaction.
Year ended December 31, 2021 compared to the year ended December 31, 2020
Net cash provided by operating activities increased in 2021 as compared to the prior year period primarily driven by an increase in Commercial Lines and Group Benefits premiums received, greater cash distributions from limited partnerships, lower payroll and employee related expenditures, a decrease in restructuring costs and the impact of Personal Lines premium refunds in the 2020 period. Positive cash flow impacts were partially offset by an increase in income taxes paid and an increase in Group Benefits loss and loss adjustment expenses paid.
Cash used for investing activities increased in 2021 as compared to the prior year as a result of a decrease from net proceeds to net payments for equity securities, an increase in net payments for partnerships, an increase in net payments for mortgage loans, an increase in net payments for other investing activities and a decrease from net proceeds to net payments for derivatives, partially offset by an increase from net payments to net proceeds for fixed maturities and consideration received from the sale of the Company's equity interest in Talcott Resolution.
Cash used for financing activities decreased primarily due to proceeds from the issuance of debt in 2021, debt repayments in the 2020 period, and a decrease in cash used for securities lending transactions, partially offset by an increase in share repurchases in 2021.
Operating cash flows for the year ended December 31, 2021 have been adequate to meet liquidity requirements.
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
On July 21, 2021, Moody's upgraded the insurance financial strength rating of HLA to A1 from A2. The upgrade reflects HLA’s leading market position in the group life and disability business, its distribution capabilities and consistent profitability, as well as implicit support from The Hartford.
Insurance Financial Strength Ratings as of February 17, 2022

	A.M. Best	Standard & Poor's	Moody's
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A1
Navigators Insurance Company	A+	A	Not Rated
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
These ratings are not a recommendation to buy, sell or hold any of The Hartford’s securities and they may be revised or withdrawn at any time at the discretion of the rating organization. Each agency’s rating should be evaluated independently of any other agency’s rating. The system and the number of rating categories can vary across rating agencies.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S. statutory capital at January 1, 2021	$10,795	$2,601	$13,396
Statutory income	1,774	32	1,806
Dividends to parent	(1,105)	(295)	(1,400)
Other items	450	72	522
Net change to U.S. statutory capital	1,119	(191)	928
U.S. statutory capital at December 31, 2021	$11,914	$2,410	$14,324
[1]The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by HHI to Hartford Fire Insurance Company.
[2]Excludes insurance operations in the U.K. and Continental Europe.
.
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
|RISK BASED CAPITAL
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
maintain capital levels in excess of the minimum levels required by the applicable regulatory authorities.

|SENSITIVITY
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
|CONTINGENCIES
Legal Proceedings
For a discussion regarding contingencies related to The Hartford’s legal proceedings, see the information contained under “Litigation” and “Run-off Asbestos and Environmental Claims,” in Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements and Part I, Item 3 Legal Proceedings, which are incorporated herein by reference.
Legislative and Regulatory Developments
COVID-19 Global Pandemic
State and federal lawmakers continue to propose legislation and regulation to address the effects of the COVID-19 pandemic and to promote recovery from the pandemic. There have been proposals to impose retroactive coverage of COVID-19 claims under existing business interruption coverage provisions. If such proposals were enacted, they could represent a material exposure for the Company. Further, some states have adopted, or are considering incorporating, a presumption that if certain workers become infected with COVID-19, such infection would constitute an occupational disease triggering workers’ compensation coverage. In addition, state insurance regulators, including California, New Jersey and New York, have encouraged (and in some cases required) insurers to offer immediate relief to policyholders. As the COVID-19 global pandemic continues, regulators may require us or we may elect to provide additional consumer and/or business financial relief. We may also see this manifest in the review and approval of new rate filings, with regulators applying heightened scrutiny even when rate reductions are proposed. The duration and scope of such regulatory/Company actions are uncertain, and the impacts of such actions could adversely affect the Company’s insurance business.
Proposals have been introduced in Congress to enact a pandemic risk insurance coverage through a risk sharing mechanism between insurers and the federal government for future pandemics. Timing for any Congressional action with respect to these proposals is uncertain at this time. If such a program were to be enacted, it could represent a significant obligation for the Company in terms of deductible and co-share obligations.
Biden Administration Build Back Better Agenda
During 2021, the Biden Administration called for Congressional action on the President’s Build Back Better Agenda, which outlined funding across traditional infrastructure and human infrastructure in the U.S.
On November 15, 2021, President Biden signed the bipartisan “Infrastructure Investment and Jobs Act” into law, which provided funding for traditional infrastructure such as roads, bridges and highways.
The second phase of Build Back Better proposes funding for a national paid family and medical leave program, clean energy initiatives, affordable childcare and more in the Build Back Better Act.
Notably, a national paid family and medical leave program could affect existing state-based disability and paid leave programs or other products and services that the Company provides through its Group Benefits business.
If enacted, the effect of new proposals from the Build Back Better agenda on the Company’s operations, including the ability to attract new business and retain existing customers is unclear. While Congress is considering partisan action on the Build Back Better agenda, the nature and timing of such action is unclear.

Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act")
It is unclear whether the Administration, Congress or the courts will seek to reverse, amend or alter the ongoing operation of the Affordable Care Act ("ACA"). If such actions were to occur, they might have an impact on various aspects of our businesses, including our insurance businesses. The Hartford’s core business does not involve the issuance of health insurance, and we have not observed any material impacts on the Company’s workers’ compensation business or group benefits business from the ACA. We will continue to monitor the impact of the ACA and any reforms on consumer, broker and medical provider behavior for leading indicators of changes in medical costs or loss payments primarily on the Company's workers' compensation and disability liabilities. The potential effect on The Hartford as an employer would be consistent with other large employers.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
US Tax Reform
As Congress debates action on various spending initiatives, it may consider a variety of proposals to fund the cost of new spending with revenue raising measures. Proposals from the Build Back Better agenda, as well as the Biden Administration commitment to the OECD global minimum tax, could be drivers of tax policy changes, including a possible increase in the corporate tax rate, creation of a corporate minimum tax and other changes to taxes owed on income earned outside of the U.S. These and other tax proposals and regulatory initiatives that may be considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.
Post-Brexit UK Regulatory Reforms
The UK Prudential Regulation Authority (“PRA”) is reviewing the Solvency II regime, introduced across the EU during 2016 to align insurance entities’ risk frameworks for managing capital adequacy and risk management practices, as well as increased transparency and enhanced regulatory supervision.
The PRA also recognizes that climate change presents a material financial risk to insurers and the financial system and for 2022 the PRA will incorporate the financial risks posed by supervision into its core supervisory approach.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACRONYMS

A&E Asbestos and Environmental	HIMCO Hartford Investment Management Company
ABS Asset Backed Securities	IBNR Incurred But Not Reported
ACL Allowance for Credit Losses	IT Information Technology
ADC Adverse Development Cover	LCL Liability for Credit Losses
AFS Available-For-Sale	LIBOR London Inter-Bank Offered Rate
ALAE Allocated Loss Adjustment Expenses	LTD Long-Term Disability
AOCI Accumulated Other Comprehensive Income	LTV Loan-to-Value
AUM Assets Under Management	MD&A Management's Discussion and Analysis of Financial Conditions and Results of Operations
CAY Current Accident Year	NAIC National Association of Insurance Commissioners
CLO Collateralized Loan Obligation	NIC Navigators Insurance Company
CMBS Commercial Mortgage-Backed Securities	NICO National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
DAC Deferred Policy Acquisition Costs	NM Not Meaningful
DEI Diversity, Equity and Inclusion	NOLs Net Operating Loss Carryforwards or Carrybacks
DLR Disabled Life Reserve	NSIC Navigators Specialty Insurance Company
DSCR Debt Service Coverage Ratio	OCI Other Comprehensive Income
ERCC Enterprise Risk and Capital Committee	OTC Over-the-Counter
ESPP The Hartford Employee Stock Purchase Plan	P&C Property and Casualty
ETF Exchange-Traded Funds	PG&E PG&E Corporation and Pacific Gas and Electric Company
ETP Exchange-Traded Products	PYD Prior Year Development
FAL Funds at Lloyd's	RBC Risk-Based Capital
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FHLBB Federal Home Loan Bank of Boston	ROA Return on Assets
GAAP Generally Accepted Accounting Principles	ROE Return on Equity
GB Group Benefits	SCR Solvency Capital Requirement
HFSG Hartford Financial Services Group, Inc.	SOFR Secured Overnight Funding Rate
HHI Hartford Holdings, Inc.	ULAE Unallocated Loss Adjustment Expenses

|

Part II - Item 9A. Controls and Procedures

Item 9A.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2021.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2021 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ATTESTATION REPORT OF THE COMPANY'S REGISTERED PUBLIC ACCOUNTING FIRM
The Hartford's independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on the Company's internal control over financial reporting which is set forth below.

|

Part II - Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 18, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 18, 2022

|

Part III - Item 10. Directors, Executive Officers ad Corporate Governance of The Hartford

Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2022 annual meeting of stockholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters”, and “Director Nominees" and is incorporated herein by reference.
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
EXECUTIVE OFFICERS OF THE HARTFORD
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company as of February 17, 2022:

Name	Age	Position with The Hartford and Business Experience For the Past Five Years
Jonathan R. Bennett	57	Executive Vice President and Head of Group Benefits (August 2019-present); Chief Financial Officer and Head of Strategy for Property and Casualty and Group Benefits (October, 2012-August 2019)
Claire H. Burns	53	Chief Marketing and Communications Officer (September 2021-present); Chief Marketing and Strategy Officer, Prudential International (February 2018-July 2021); Senior Vice President and Chief Customer Officer, MetLife (November 2012-January 2018)
Beth A. Costello	54	Executive Vice President and Chief Financial Officer (July 2014-present)
Douglas G. Elliot	61	President (July 2014-present)
John J. Kinney	50	Executive Vice President, Head of Claims & Operations (August 2021-present); Chief Claims Officer (April 2013-August 2021)
Scott R. Lewis	59	Senior Vice President and Controller (May 2013-present)
Robert W. Paiano	60	Executive Vice President and Chief Risk Officer (June 2017-present); Senior Vice President & Treasurer (July 2010-May 2017)
David C. Robinson	56	Executive Vice President and General Counsel (June 2015-present)
Lori A. Rodden	51
Executive Vice President Chief Human Resources Officer (October 2019-present); Senior Vice President and Lead Human Resources Business Partner for Property & Casualty, Group Benefits, Claims and Actuarial (April 2016-October 2019) and Vice President and Lead Human Resources for Middle Market, Large Commercial, Sales & Distribution and underwriting (November 2014-April 2016)

Deepa Soni	52
Executive Vice President, Head of Technology, Data, Analytics & Information Security (August 2021-present); Chief Information Officer (September 2019-August 2021); U.S. Chief Information Officer, BMO Financial Group (April 2016-September 2019)

Amy M. Stepnowski	53
Executive Vice President Chief Investment Officer (August 2020-present); President of Hartford Investment Management Company (August 2020-Present); Managing Director and Head of Public Credit Research Hartford Investment Management Company (September 2008-August 2020)

|

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
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2021 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan"), the 2020 Stock Incentive Plan (the "2020 Stock Plan") (collectively the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”).
On May 20, 2020, the stockholders of the Company approved the 2020 Stock Plan, which superseded the earlier plans. Pursuant to the provisions of the 2020 Stock Plan, no additional shares may be issued from the 2014 Stock Plan. To the extent that any awards under the 2010 Stock Plan and the 2014 Stock Plan are forfeited, terminated, surrendered, exchanged, expire unexercised or are settled in cash in lieu of stock (including to effect tax withholding) or for the issuance of a lesser number of shares than the number of shares subject to the award, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2020 Stock Plan and such shares shall be added to the total number of shares available under the 2020 Stock Plan. For a description of the 2020 Stock Plan and the ESPP, see Note 20 - Stock Compensation Plans of Notes to Consolidated Financial Statements.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	11,470,824	$47.46	13,211,964
Equity compensation plans not approved by stockholders	—	—	—
Total	11,470,824	$47.46	13,211,964
[1]The amount shown in this column includes 6,435,452 outstanding options awarded under the 2010 Stock Plan, the 2014 Stock Plan and the 2020 Stock Plan. The amount shown in this column includes 4,031,435 outstanding restricted stock units, 764,755 outstanding performance shares at 100% of target (which excludes 623,464 shares that vested on December 31, 2021, related to the 2019-2021 performance period) and 239,182 non-vested dividend equivalent shares as of December 31, 2021 under the 2014 Stock Plan and the 2020 Stock Plan. The maximum number of performance shares that could be awarded is 1,529,510 (200% of target) if the Company achieved the highest performance level. Under the 2014 and 2020 Stock Plans, no more than 500,000 shares in the aggregate can be earned by an individual employee with respect to restricted stock unit and performance share awards made in a single calendar year. As a result, the number of shares ultimately distributed to an employee with respect to awards made in the same year will be reduced, if necessary, so that the number does not exceed this limit.
[2]The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.
[3]Of these shares, 3,544,674 remain available for purchase under the ESPP as of December 31, 2021. 9,667,290 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2020 Stock Plan as of December 31, 2021.

|

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

(1)Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

(2)Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement and Schedules elsewhere herein.

(3)Exhibits. See Exhibit Index elsewhere herein.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
[1] Deloitte & Touche LLP (PCAOB ID No. 34) is our principal accountant and an independent registered public accounting firm.
[2] Schedule has been omitted as information required is disclosed in the Notes to Consolidated Financial Statements or other Schedules.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
Given the subjectivity of estimating the ultimate cost to settle the liabilities for reported and unreported claims due to uncertainties caused by various factors including frequency and severity of claims as well as changes in the legislative and regulatory environment, performing audit procedures to evaluate whether unpaid losses and loss adjustment expenses were appropriately recorded as of December 31, 2021, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
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

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
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
•On a sample basis, we tested the accuracy and completeness of the investments owned as of December 31, 2021, and the relevant security attributes used in the determination of their fair values.
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

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 18, 2022
We have served as the Company’s auditor since 2002.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(in millions, except for per share data)	2021	2020	2019
Revenues
Earned premiums	$17,999	$17,288	$16,923
Fee income	1,488	1,277	1,301
Net investment income	2,313	1,846	1,951
Net realized gains (losses)	509	(14)	395
Other revenues	81	126	170
Total revenues	22,390	20,523	20,740
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	12,729	11,805	11,472
Amortization of deferred policy acquisition costs ("DAC")	1,680	1,706	1,622
Insurance operating costs and other expenses	4,779	4,480	4,580
Loss on extinguishment of debt	—	—	90
Loss on reinsurance transaction	—	—	91
Interest expense	234	236	259
Amortization of other intangible assets	71	72	66
Restructuring and other costs	1	104	—
Total benefits, losses and expenses	19,494	18,403	18,180
Income before income taxes	2,896	2,120	2,560
Income tax expense	531	383	475
Net income	2,365	1,737	2,085
Preferred stock dividends	21	21	21
Net income available to common stockholders	$2,344	$1,716	$2,064

Net income available to common stockholders per common share
Basic	$6.71	$4.79	$5.72
Diluted	$6.62	$4.76	$5.66
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
(in millions)	2021	2020	2019
Net income	$2,365	$1,737	$2,085
Other comprehensive income (loss) (“OCI”):
Change in net unrealized gain on fixed maturities	(1,218)	1,150	1,660
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	—	1
Change in other-than-temporary impairment ("OTTI") losses recognized in other comprehensive income ("OCI")			1
Change in net gain on cash flow hedging instruments	(6)	3	14
Change in foreign currency translation adjustments	(2)	9	4
Change in pension and other postretirement plan adjustments	228	(45)	(48)
OCI, net of tax	(998)	1,118	1,631
Comprehensive income	$1,367	$2,855	$3,716
See Notes to Consolidated Financial Statements

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(in millions, except for share and per share data)	2021	2020
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $40,788 and $41,561, and ACL of $1 and $23)	$42,847	$45,035
Equity securities, at fair value	2,094	1,438
Mortgage loans (net of ACL of $29 and $38)	5,383	4,493
Limited partnerships and other alternative investments	3,353	2,082
Other investments	375	201
Short-term investments	3,697	3,283
Total investments	57,749	56,532
Cash	205	151
Restricted Cash	132	88
Premiums receivable and agents' balances (net of ACL of $105 and $152)	4,445	4,268
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $99 and $108)	6,523	6,011
Deferred policy acquisition costs	881	789
Deferred income taxes, net	270	46
Goodwill	1,911	1,911
Property and equipment, net	1,027	1,122
Other intangible assets, net	858	950
Other assets	2,577	2,066
Assets held for sale	—	177
Total assets	$76,578	$74,111
Liabilities
Unpaid losses and loss adjustment expenses	$39,659	$37,855
Reserve for future policy benefits	596	638
Other policyholder funds and benefits payable	687	701
Unearned premiums	7,194	6,629
Long-term debt	4,944	4,352
Other liabilities	5,655	5,222
Liabilities held for sale	—	158
Total liabilities	58,735	55,555
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at December 31, 2021 and December 31, 2020, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 366,960,228 shares issued at December 31, 2021 and 384,923,222 shares issued at December 31, 2020	4	4
Additional paid-in capital	3,309	4,322
Retained earnings	15,764	13,918
Treasury stock, at cost — 32,034,244 and 26,434,682 shares	(1,740)	(1,192)
Accumulated other comprehensive income, net of tax	172	1,170
Total stockholders' equity	17,843	18,556
Total liabilities and stockholders’ equity	$76,578	$74,111
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(in millions, except for share and per share data)	2021	2020	2019
Preferred Stock	$334	$334	$334
Common Stock	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,322	4,312	4,378
Issuance of shares under incentive and stock compensation plans	(90)	(96)	(100)
Stock-based compensation plans expense	116	106	114
Issuance of shares for warrant exercise	—	—	(80)
Treasury stock retired	(1,039)	—	—
Additional Paid-in Capital, end of period	3,309	4,322	4,312
Retained Earnings
Retained Earnings, beginning of period	13,918	12,685	11,055
Cumulative effect of accounting changes, net of tax	—	(18)	—
Adjusted balance beginning of period	13,918	12,667	11,055
Net income	2,365	1,737	2,085
Dividends declared on preferred stock	(21)	(21)	(21)
Dividends declared on common stock	(498)	(465)	(434)
Retained Earnings, end of period	15,764	13,918	12,685
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,192)	(1,117)	(1,091)
Treasury stock acquired	(1,702)	(150)	(200)
Treasury stock retired	1,039	—	—
Issuance of shares under incentive and stock compensation plans	146	112	135
Net shares acquired related to employee incentive and stock compensation plans	(31)	(37)	(41)
Issuance of shares for warrant exercise	—	—	80
Treasury Stock, at cost, end of period	(1,740)	(1,192)	(1,117)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	1,170	52	(1,579)
Total other comprehensive income (loss)	(998)	1,118	1,631
Accumulated Other Comprehensive Income, net of tax, end of period	172	1,170	52
Total Stockholders’ Equity	$17,843	$18,556	$16,270

Preferred Shares Outstanding	13,800	13,800	13,800
Common Shares Outstanding
Common Shares Outstanding, beginning of period (in thousands)	358,489	359,570	359,151
Treasury stock acquired	(25,878)	(2,661)	(3,412)
Issuance of shares under incentive and stock compensation plans	2,902	2,298	2,906
Return of shares under incentive and stock compensation plans to treasury stock	(587)	(718)	(796)
Issuance of shares for warrant exercise	—	—	1,721
Common Shares Outstanding, end of period	334,926	358,489	359,570
Cash dividends declared per common share	$1.44	$1.30	$1.20
Cash dividends declared per preferred share	$1,500.00	$1,500.00	$1,500.00
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in millions)	2021	2020	2019
Operating Activities
Net income	$2,365	$1,737	$2,085
Adjustments to reconcile net income to net cash provided by operating activities
Net realized gains	(530)	(34)	(395)
Amortization of deferred policy acquisition costs	1,680	1,706	1,622
Additions to deferred policy acquisition costs	(1,751)	(1,666)	(1,635)
Depreciation and amortization	680	562	451
Loss on extinguishment of debt	—	—	90
Loss on sale of business	21	48	—
Other operating activities, net	(133)	85	76
Change in assets and liabilities:
Increase in reinsurance recoverables	(582)	(540)	(81)
Net change in accrued and deferred income taxes	85	459	886
Increase in insurance liabilities	2,416	1,426	768
Net change in other assets and other liabilities	(158)	88	(378)
Net cash provided by operating activities	4,093	3,871	3,489
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	22,457	19,534	18,499
Equity securities at fair value	626	1,485	1,553
Mortgage loans	1,506	948	771
Partnerships	537	167	238
Payments for the purchase of:
Fixed maturities, available-for-sale	(21,754)	(21,112)	(19,881)
Equity securities at fair value	(1,420)	(962)	(1,316)
Mortgage loans	(2,386)	(1,264)	(1,275)
Partnerships	(1,317)	(491)	(303)
Net proceeds from (payments for) derivatives	(7)	112	32
Net additions to property and equipment	(133)	(114)	(105)
Net proceeds from (payments for) short-term investments	(417)	(368)	1,491
Other investing activities, net	(169)	(1)	49
Proceeds from businesses sold, net of cash transferred	11	—	—
Amounts paid for business acquired, net of cash acquired	—	—	(1,901)
Net cash used for investing activities	(2,466)	(2,066)	(2,148)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	89	60	123
Withdrawals and other deductions from investment and universal life-type contracts	(75)	(102)	(124)
Net decrease in securities loaned or sold under agreements to repurchase	—	(587)	(323)
Repayment of debt	—	(500)	(1,583)
Proceeds from the issuance of debt	588	—	1,376
Net issuance (return) of shares under incentive and stock compensation plans	25	(21)	(6)
Treasury stock acquired	(1,702)	(150)	(200)
Dividends paid on preferred stock	(21)	(21)	(21)
Dividends paid on common stock	(485)	(457)	(433)
Net cash used for financing activities	(1,581)	(1,778)	(1,191)
Foreign exchange rate effect on cash	(6)	8	(9)
Net increase in cash and restricted cash, including cash classified within assets held for sale	40	35	141
Less: Net increase (decrease) in cash classified as assets held for sale	(58)	58	—
Net increase (decrease) in cash and restricted cash	98	(23)	141
Cash and restricted cash — beginning of period	239	262	121
Cash and restricted cash — end of period	$337	$239	$262
Supplemental Disclosure of Cash Flow Information
Income tax paid (received)	$496	$(71)	$(396)
Interest paid	$214	$232	$261
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group life and disability products and mutual funds and exchange-traded products to individual and business customers in the United States as well as in the United Kingdom, and other international locations (collectively, “The Hartford”, the “Company”, “we” or “our”).
On December 29, 2021, the Company completed the sale of all of the issued and outstanding equity of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. (“BDM”) and Assurances Contintales Contintale Verzekeringen N.V. (“ASCO”), (collectively referred to as "Continental Europe Operations"). For further discussion of this transaction, see Note 22 - Business Dispositions.
On May 23, 2019, the Company completed the acquisition of The Navigators Group, Inc. ("Navigators Group"), a global specialty underwriter, for $70 a share, or $2.137 billion in cash, including transaction expenses. For further discussion of these transactions, see Note 2 - Business Acquisitions and Note 22 - Business Dispositions.
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. Generally Accepted Accounting Principles”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Credit losses on fixed maturities, available-for-sale ("AFS") carried at fair value continue to be measured based on the present value of expected future cash flows compared to amortized cost; however, the losses are now recognized through

|

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
Reference Rate Reform
On March 12, 2020, the Company adopted the FASB’s temporary guidance, which allows The Hartford to account for contract modifications made solely due to rate reform (such as replacing London Inter-Bank Offered Rate ("LIBOR") with another reference rate) as continuations of existing contracts and to maintain hedge accounting when the hedging effectiveness between a financial instrument and its hedge is only affected by the change to a replacement rate. As a result, The Hartford will not recognize gains and losses during the transition period of LIBOR to an alternative reference rate that would otherwise have arisen from accounting assessments and remeasurements. The guidance expires for contract modifications made and hedge relationships entered into or evaluated after December 31, 2022. The Company is not required to measure the effect of adoption on its financial position, cash flows or net income because the guidance

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

provides relief from accounting for the effects of the change to a replacement rate.
Future Adoption of New Accounting Standards
Reserve for Future Policy Benefits
The FASB issued new guidance on accounting for long-duration insurance contracts. The Company’s long-duration insurance contracts include paid-up life insurance and whole-life insurance policies resulting from conversion from group life policies and run-off structured settlement and terminal funding agreement liabilities with total future policy benefit reserves of $596 and $638 as of December 31, 2021 and 2020, respectively. Under existing guidance, a reserve for future policy benefits is calculated as the present value of future benefits and related expenses less the present value of any future premiums using assumptions “locked in” at the time the policies were issued, including discount rate, lapse rate, mortality, and expense assumptions. Under existing guidance, assumptions are only updated if there is an expected premium deficiency. The new guidance will require that underlying cash flow assumptions (such as for lapse rate and mortality) be reviewed and updated at least annually in the same quarter each year. The new guidance also requires that the discount rate assumption be updated each quarter and be based on an upper-medium grade (low-credit-risk) fixed-income investment yield. The change in the reserve estimate as a result of updating cash flow assumptions will be recognized in net income. The change in the reserve estimate as a result of updating the discount rate assumption will be recognized in other comprehensive income. Because reserves will be based on updated assumptions and no longer locked in at contract inception, there will no longer be a test for premium deficiency. The new guidance will be effective January 1, 2023, and will be applied retrospectively to January 1, 2021 (the “transition date”). The Company will not early adopt the updated guidance and will apply a modified retrospective transition method.
The Company’s implementation activities are ongoing and include reviewing and validating methodologies, data and assumptions used to estimate the reserve for future policy benefits and developing disclosures as required by the new guidance. The Company expects the adoption of the new guidance to result in an increase to the reserve for future policy benefits and a corresponding decrease to accumulated other comprehensive income ("AOCI") as of the transition date because market upper-medium grade (low-credit-risk) fixed-income investment yields were lower as of the transition date than the locked in rates that were previously used to discount the reserves. The adoption is not expected to have a material effect on the Company’s total liabilities, stockholders’ equity or results of operations.
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
An estimated ACL is recorded on the basis of periodic evaluations of balances due from insureds and considering historical credit loss information, adjusted for current economic conditions and beginning January 1, 2020, reasonable and supportable forecasts when appropriate . The Company records total credit loss expenses related to premiums receivable in insurance operating costs and other expenses. Write-offs of premiums receivable and agents' balances and any related ACL are recorded in the period in which the balance is deemed uncollectible. Refer to Note 8 - Premiums Receivable and Agents' Balances for further discussion regarding the allowance for doubtful accounts included in premiums receivable and agents’ balances.
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

|

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
Corporate investment management and other fees are primarily for managing third party invested assets, including management of a portion of the invested assets of The Hartford’s former life and annuity business. These fees, calculated based on the average quarterly net asset values, are recorded in the period in which the services are provided and are collected quarterly. Fluctuations in markets and interest rates and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.
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
Net written premiums for participating property and casualty insurance policies represented 7%, 7% and 9% of total net written premiums for the years ended December 31, 2021, 2020 and 2019, respectively. Participating dividends to property and casualty policyholders were $24, $29 and $30 for the years ended December 31, 2021, 2020 and 2019, respectively.
There were no additional amounts of income allocated to participating policyholders.
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, and redeemable preferred stock and commercial paper. Most of these investments are classified as AFS and are carried at fair value. The after tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of AOCI. Equity securities are measured at fair value with any changes in valuation reported in net income. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of an ACL. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and are primarily accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay.
Accordingly, income for the years ended December 31, 2021, 2020, and 2019 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships. Other investments primarily consist of investments of consolidated investment funds for which the Company has provided seed money and reports the underlying investments at fair value with changes in the fair value recognized in income consistent with accounting requirements for investment companies. Also included in other investments are derivative instruments which are carried at fair value, overseas deposits which are measured at fair value using the net asset value as a practical expedient, equity fund investments, and certain investments for which the Company has elected the fair value option ("FVO"). These investments are carried at fair value and changes in value are recorded in net realized gains and losses.
Net Realized Gains and Losses
Net realized gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized gains and losses also result from fair value changes in equity securities, fixed maturities, FVO, and derivatives contracts that do not qualify, or are not designated, as a hedge for accounting purposes. Prior to January 1, 2020, impairments of fixed maturities and changes in mortgage loan valuation allowances were recognized as net realized losses as discussed in Note 6 -Investments. Effective January 1, 2020, the Company records net credit losses on fixed maturities, AFS and changes in the ACL on mortgage loans as a component of net realized gains and losses. For further information, see Financial Instruments - Credit Losses discussion above.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on the estimated timing of cash flows. Most premiums and discounts on fixed maturities are amortized to the maturity date. Premiums on callable bonds may be amortized to call dates based on call prices. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future prepayments using the retrospective method. For certain other asset-backed securities, including securities that previously had an ACL and interest only securities, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings. Prior to January 1, 2020, for impaired fixed maturities, the Company accreted the new amortized cost to the estimated future cash flows over the expected remaining life of the investment by prospectively adjusting the effective yield, if necessary. Effective January 1, 2020, the Company no longer records credit losses as adjustments to the amortized cost of the fixed maturity but rather records an ACL. Future changes in the ACL resulting from improvements in expected future cash flows are not recorded as adjustments to yield through net investment income but are recorded through net realized gains and losses. For fixed maturities with an ACL, net investment income is recognized at

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the original effective rate and accretion of the ACL is recognized through net realized gains and losses. For further information, see Financial Instruments - Credit Losses discussion above. The Company’s non-income producing investments were not material for the years ended December 31, 2021, 2020 and 2019.
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
The Company clears certain interest rate swap and credit default swap derivative transactions through central clearing houses. OTC-cleared derivatives require initial collateral at the inception of the trade in the form of cash or highly liquid securities, such as U.S. Treasuries and government agency investments. Central clearing houses also require additional cash as variation margin based on daily market value movements. For information on collateral, see the Derivative Collateral Arrangements section in Note 7 - Derivatives. In addition, OTC-cleared transactions include price alignment amounts either received or paid on the variation margin, which are reflected in realized gains and losses or, if characterized as interest, in net investment income.
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

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

primarily relate to strategies used to reduce economic risk or replicate permitted investments and do not receive hedge accounting treatment. Changes in the fair value, including periodic derivative net coupon settlements, of derivative instruments held for other investment and/or risk management purposes are reported in current period earnings as net realized gains and losses.
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
Embedded Derivatives
The Company may purchase investments that contain embedded derivative instruments. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized gains and losses.
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
Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e. risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as deposit transactions. As of December 31, 2021, the Company's deposit liability was $99 reported in other liabilities.
Premiums, benefits, losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance

|

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
Retroactive reinsurance agreements, including adverse development covers, are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events. For these agreements, the consideration paid in excess of the estimated ultimate losses recoverable under the agreement at inception is recognized as a loss on reinsurance transaction. The benefit of subsequent adverse development ceded up to the total consideration paid is recognized as ceded losses, which are a reduction of incurred losses and loss adjustment expenses. The excess of the estimated amounts ultimately recoverable under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the period the ceded losses are recovered in cash from the reinsurer. The amount of the deferred gain liability is recalculated each period based on cumulative recoveries not yet collected relative to the latest estimate of ultimate losses recoverable. Ceded loss reserves under retroactive agreements were $1.3 billion and $1.1 billion, and the deferred gain liability reported in other liabilities was $574 and $328, as of December 31, 2021 and 2020, respectively. In any given period, the change in deferred gain included in net income includes amortization of the deferred gain based on the percentage of ultimate ceded losses collected plus any change in the deferred gain liability due to changes in the estimated ultimate losses recoverable. The effect on income from change in the deferred gain was a charge to earnings of $246, $312 and $16 before tax for the years ended December 31, 2021, 2020, and 2019 respectively.
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
Goodwill
Goodwill represents the excess of the cost to acquire a business over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. Goodwill is tested for impairment by comparing the fair value of a reporting unit to its carrying value. Goodwill is impaired up to the amount that the carrying value of the reporting unit exceeds the fair value. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated consist of Commercial Lines, Personal Lines, Group Benefits, and Hartford Funds.
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

|

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
Property and Equipment
Property and equipment, which includes capitalized software, is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is recognized principally on the straight-line method. Accumulated depreciation was $2.3 billion and $2.1 billion as of December 31, 2021 and 2020, respectively. Depreciation expense was $342, $313, and $283 for the years ended December 31, 2021, 2020 and 2019, respectively.
Leases
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
Unpaid Losses and Loss Adjustment Expenses
For property and casualty and group life and disability insurance and assumed reinsurance products, the Company establishes reserves for unpaid losses and loss adjustment expenses to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have not yet been reported, and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The effects of inflation are implicitly considered in the reserving process. A number of complex factors influence the uncertainties involved with the reserving process including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated losses and loss adjustment expense reserves by reserve line within the various reporting segments. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
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
Foreign Currency
Foreign currency translation gains and losses are reflected in stockholders’ equity as a component of AOCI. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are generally their functional currencies; however, the U.S. dollar is the functional currency of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"), the Lloyd's Syndicate for which the Company is the sole corporate member, in the U.K. Gains and losses resulting from the remeasurement of foreign currency transactions are reflected in earnings in net realized gains (losses) in the period in which they occur

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 2 - Business Acquisitions
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
Fair Value of Assets Acquired and Liabilities Assumed at the Acquisition Date

	Preliminary Values as of May 23, 2019 (as previously reported)	Measurement Period Adjustments	Adjusted Values as of May 23, 2019
Assets
Cash and invested assets	$3,848	$3	$3,851
Premiums receivable	492	6	498
Reinsurance recoverables	1,100	(3)	1,097
Prepaid reinsurance premiums	238	—	238
Other intangible assets	580	—	580
Property and equipment	83	—	83
Other assets	99	3	102
Total Assets Acquired	6,440	9	6,449
Liabilities
Unpaid losses and loss adjustment expenses	2,823	—	2,823
Unearned premiums	1,219	—	1,219
Long-term debt	284	—	284
Deferred income taxes, net	48	(1)	47
Other liabilities	568	8	576
Total Liabilities Assumed	4,942	7	4,949
Net identifiable assets acquired	1,498	2	1,500
Goodwill [1]	623	(2)	621
Net Assets Acquired	$2,121	$—	$2,121
[1] Non-deductible for income tax purposes.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 2 - Business Acquisitions
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible Assets Recorded in Connection with the Acquisition

Asset	Amount	Weighted Average Expected Life
Value of in-force contracts - Property and Casualty ("P&C")	$180	1
Distribution relationships	302	15
Trade name	17	10
Total finite life intangibles	499	10
Capacity of Lloyd's Syndicate	66
Licenses	15
Total indefinite life intangibles	81
Total other intangible assets	$580
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
On 2018 and prior accident year reserves subject to the Navigators ADC, the Company recognized a total of $84 of adverse development in 2019, including the $68 of reserve development recorded upon acquisition of the business. The $84 of prior accident year reserve development was net of a $91 net reinsurance benefit recognized under the Navigators ADC. For information about the Navigators ADC after the acquisition date, refer to Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses.
Since the acquisition date of May 23, 2019, the revenues and net losses of the business acquired have been included in the Company's Consolidated Statements of Operations in the Commercial Lines reporting segment with revenues of $1.0 billion and net losses of $167 during the period from the acquisition date to December 31, 2019, including the $91 before tax ($72 net of tax) of premium paid for the Navigators ADC, a charge of $97 before tax ($77 net of tax) for the increase in acquired reserves following the acquisition, a charge of $16 before tax ($13 net of tax) for the deferred gain on retroactive reinsurance and net investment income of $67 before tax ($54 net of tax). For further discussion of the Navigators ADC, see Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses.
The Company recognized $17 of acquisition related costs for the twelve months ended December 31, 2019. These costs are

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 2 - Business Acquisitions
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
included in insurance operating costs and other expenses in the Consolidated Statement of Operations.
The following table presents supplemental unaudited pro forma amounts of revenue and net income for the year ended December 31, 2019 for the Company as though the business was acquired on January 1, 2018. Pro forma adjustments include the revenue and earnings of Navigators Group for each period as well as amortization of identifiable intangible assets acquired.
Pro Forma Results for the Year Ended December 31

	Revenue	Earnings
2019 Supplemental (unaudited) combined pro forma	$21,416	$2,080
3. EARNINGS PER COMMON SHARE
Computation of Basic and Diluted Earnings per Common Share

	For the years ended December 31,
(In millions, except for per share data)	2021	2020	2019
Earnings
Net income	$2,365	$1,737	$2,085
Less: Preferred stock dividends	21	21	21
Net income available to common stockholders	$2,344	$1,716	$2,064
Shares
Weighted average common shares outstanding, basic	349.1	358.3	360.9
Dilutive effect of warrants [1]	—	—	0.5
Dilutive effect of stock-based awards under compensation plans	5.0	2.3	3.5
Weighted average common shares outstanding and dilutive potential common shares [2]	354.1	360.6	364.9
Net income available to common stockholders per common share
Basic	$6.71	$4.79	$5.72
Diluted	$6.62	$4.76	$5.66
[1]On June 26, 2019 the Capital Purchase Program warrants issued in 2009 expired.
[2]For additional information, see Note 16 - Equity and Note 20 - Stock Compensation Plans of Notes to Consolidated Financial Statements.
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
4. SEGMENT INFORMATION
The Company conducts business principally in five reporting segments comprising Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
strength of the AARP brand, and is in place through December 31, 2032.
Property & Casualty Other Operations
Property & Casualty Other Operations includes certain property and casualty operations, managed by the Company, that have discontinued writing new business and includes substantially all of the Company’s asbestos and environmental exposures.
Group Benefits
Group Benefits provides employers and associations with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health.
Hartford Funds
Hartford Funds offers investment products for retail and retirement accounts and provides investment management, distribution and administrative services such as product design, implementation and oversight. This business also manages a portion of the mutual funds which support the variable annuity products within the life and annuity business sold in May 2018.
Corporate
The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management a portion of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries as well certain affiliates. In addition, up until June 30, 2021, Corporate included a 9.7% ownership interest in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (Hopmeadow Holdings, LP, Talcott Resolution Life Inc., and its subsidiaries are collectively referred to as "Talcott Resolution"). Refer to Note 6 - Investments for additional information.
Financial Measures and Other Segment Information
Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, investment transfers and capital contributions. In addition, certain inter-segment transactions occur that relate to interest income on allocated surplus. Consolidated net income is unaffected by such transactions.
Revenues

	For the years ended December 31,
	2021	2020	2019
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$3,172	$3,034	$3,314
Liability	1,622	1,401	1,064
Marine	228	251	147
Package business	1,665	1,540	1,471
Property	829	793	728
Professional liability	655	595	447
Bond	287	274	261
Assumed reinsurance	328	298	180
Automobile	789	754	713
Total Commercial Lines	9,575	8,940	8,325
Personal Lines
Automobile	2,059	2,081	2,248
Homeowners	927	961	987
Total Personal Lines [1]	2,986	3,042	3,235
Property & Casualty Other Operations	—	—	2
Group Benefits
Group disability	2,983	2,832	2,828
Group life	2,388	2,434	2,521
Other	316	270	254
Total Group Benefits	5,687	5,536	5,603
Hartford Funds
Mutual fund and Exchange-Traded Products ("ETP")	1,094	903	907
Talcott Resolution life and annuity separate accounts [2]	95	86	92
Total Hartford Funds	1,189	989	999
Corporate	50	58	60
Total earned premiums and fee income	19,487	18,565	18,224
Total net investment income	2,313	1,846	1,951
Net realized gains (losses)	509	(14)	395
Other revenues	81	126	170
Total revenues	$22,390	$20,523	$20,740
[1]For 2021, 2020 and 2019, AARP members accounted for earned premiums of $2.7 billion, $2.8 billion and $2.9 billion, respectively.
[2]Represents revenues earned on the life and annuity separate account assets under management ("AUM") sold in May 2018 that is still managed by the Company's Hartford Funds segment.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Income (Loss)

	For the years ended December 31,
	2021	2020	2019
Commercial Lines	$1,757	$856	$1,192
Personal Lines	385	718	318
Property & Casualty Other Operations	(95)	(168)	61
Group Benefits	249	383	536
Hartford Funds	217	170	149
Corporate	(148)	(222)	(171)
Net income	2,365	1,737	2,085
Preferred stock dividends	21	21	21
Net income available to common stockholders	$2,344	$1,716	$2,064
Net Investment Income

	For the years ended December 31,
	2021	2020	2019
Commercial Lines	$1,502	$1,160	$1,129
Personal Lines	157	157	179
Property & Casualty Other Operations	75	55	84
Group Benefits	550	448	486
Hartford Funds	5	4	7
Corporate	24	22	66
Net investment income	$2,313	$1,846	$1,951
Amortization of DAC

	For the years ended December 31,
	2021	2020	2019
Commercial Lines	$1,398	$1,397	$1,296
Personal Lines	230	244	259
Group Benefits	40	50	54
Hartford Funds	12	14	12
Corporate	—	1	1
Total amortization of DAC	$1,680	$1,706	$1,622
Amortization of Other Intangible Assets

	For the years ended December 31,
	2021	2020	2019
Commercial Lines	$29	$28	$18
Personal Lines	2	4	6
Group Benefits	40	40	41
Corporate	—	—	1
Total amortization of other intangible assets	$71	$72	$66
Income Tax Expense (Benefit)

	For the years ended December 31,
	2021	2020	2019
Commercial Lines	$402	$176	$270
Personal Lines	95	184	76
Property & Casualty Other Operations	(28)	(46)	12
Group Benefits	53	88	126
Hartford Funds	56	44	37
Corporate	(47)	(63)	(46)
Total income tax expense	$531	$383	$475
Assets

	As of December 31,
	2021	2020
Commercial Lines	$48,234	$45,482
Personal Lines	5,587	5,969
Property & Casualty Other Operations	3,792	3,505
Group Benefits	14,442	14,732
Hartford Funds	720	662
Corporate	3,803	3,761
Total assets	$76,578	$74,111

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue from Non-Insurance Contracts with Customers

		For the years ended December 31,
	Revenue Line Item	2021	2020	2019
Commercial Lines
Installment billing fees	Fee income	$34	$30	$35
Personal Lines
Installment billing fees	Fee income	32	34	37
Insurance servicing revenues	Other revenues	80	81	83
Group Benefits
Administrative services	Fee income	183	175	180
Hartford Funds
Advisor, distribution and other management fees	Fee income	1,086	901	911
Other fees	Fee income	103	88	88
Corporate
Investment management and other fees	Fee income	50	49	50
Transition service revenues	Other revenues	1	2	20
Total non-insurance revenues with customers		$1,569	$1,360	$1,404
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,135	$—	$1,135	$—
Collateralized loan obligations ("CLOs")	3,025	—	2,768	257
Commercial mortgage-backed securities ("CMBS")	4,119	—	3,923	196
Corporate	18,707	—	17,089	1,618
Foreign government/government agencies	910	—	905	5
Municipal	8,257	—	8,257	—
Residential mortgage-backed securities ("RMBS")	3,643	—	3,315	328
U.S. Treasuries	3,051	882	2,169	—
Total fixed maturities	42,847	882	39,561	2,404
Equity securities, at fair value	2,094	1,453	577	64
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	6	—	5	1
Interest rate derivatives	(1)	—	(1)	—
Total derivative assets [1]	7	—	6	1
Fixed maturities, at fair value using the fair value option ("FVO") [2]	160	—	—	160
Short-term investments	3,697	1,627	1,990	80
Total assets accounted for at fair value on a recurring basis	$48,805	$3,962	$42,134	$2,709
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(4)	$—	$(4)	$—
Foreign exchange derivatives	—	—	1	(1)
Interest rate derivatives	(45)	—	(45)	—
Total derivative liabilities [3]	(49)	—	(48)	(1)
Total liabilities accounted for at fair value on a recurring basis	$(49)	$—	$(48)	$(1)

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,564	$—	$1,564	$—
CLOs	2,780	—	2,420	360
CMBS	4,484	—	4,407	77
Corporate	20,273	—	19,392	881
Foreign government/government agencies	919	—	913	6
Municipal	9,503	—	9,503	—
RMBS	4,107	—	3,726	381
U.S. Treasuries	1,405	529	876	—
Total fixed maturities	45,035	529	42,801	1,705
Equity securities, at fair value	1,438	872	496	70
Derivative assets
Credit derivatives	21	—	21	—
Foreign exchange derivatives	1	—	1	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	23	—	23	—
Short-term investments	3,283	2,663	590	30
Total assets accounted for at fair value on a recurring basis	$49,779	$4,064	$43,910	$1,805
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	$(14)	$—	$(14)	$—
Interest rate derivatives	(70)	—	(70)	—
Total derivative liabilities [3]	(84)	—	(84)	—
Total liabilities accounted for at fair value on a recurring basis	$(84)	$—	$(84)	$—
[1]Includes derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law. See footnote 3 to this table for derivative liabilities.
[2]Included within other investments on the Consolidated Balance Sheets.
[3]Includes derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law.

The Company has overseas deposits included in other investments of $65 and $54 as of December 31, 2021 and December 31, 2020, respectively, which are measured at fair value using the net asset value as a practical expedient.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Fair Value Measurements
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
Valuation Controls
The process for determining the fair value of investments is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company. The purpose of the Valuation Committee is to provide oversight of the pricing policy, procedures and controls, including approval of valuation methodologies and pricing sources. The Valuation Committee reviews market data trends, pricing statistics and trading statistics to ensure that prices are reasonable and consistent with our fair value framework. Controls and procedures used to assess third-party pricing services are reviewed by the Valuation Committee, including the results of annual due-diligence reviews. Controls include, but are not limited to, reviewing daily and monthly price changes, stale prices, and missing prices and comparing new trade prices to third-party pricing services, weekly price changes to published bond index prices, and daily OTC derivative market valuations to counterparty valuations. The Company has a dedicated pricing group that works with trading and investment professionals to challenge prices received by a third party pricing source if the Company believes that the valuation received does not accurately reflect the fair value. New valuation models and changes to current models require approval by the Valuation Committee. In addition, the Company’s enterprise-wide Operational Risk Management function provides an independent review of the suitability and reliability of model inputs, as well as an analysis of significant changes to current models.
Valuation Inputs
Quoted prices for identical assets in active markets are considered Level 1 and consist of on-the-run U.S. Treasuries, money market funds, exchange-traded equity securities, open-ended mutual funds, certain short-term investments, and exchange traded derivative instruments.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Valuation Inputs Used in Levels 2 and 3 Measurements for Securities and Derivatives

Level 2 Primary Observable Inputs	Level 3 Primary Unobservable Inputs
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Independent broker quotes
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant Unobservable Inputs for Level 3 - Securities

Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of December 31, 2021
CLOs [3]	$211	Discounted cash flows	Spread	234 bps	258 bps	257 bps	Decrease
CMBS [3]	$192	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	203 bps	468 bps	266 bps	Decrease
Corporate [4]	$1,532	Discounted cash flows	Spread	96 bps	1,227 bps	298 bps	Decrease
RMBS [3]	$266	Discounted cash flows	Spread [6]	48 bps	229 bps	89 bps	Decrease
			Constant prepayment rate [6]	2%	16%	7%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	63%	Decrease
As of December 31, 2020
CLOs [3]	$340	Discounted cash flows	Spread	304 bps	305 bps	304 bps	Decrease
CMBS [3]	$20	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	255 bps	975 bps	688 bps	Decrease
Corporate [4]	$749	Discounted cash flows	Spread	110 bps	692 bps	293 bps	Decrease
RMBS [3]	$364	Discounted cash flows	Spread [6]	7 bps	937 bps	119 bps	Decrease
			Constant prepayment rate [6]	—%	10%	5%	Decrease [5]
			Constant default rate [6]	2%	6%	3%	Decrease
			Loss severity [6]	—%	100%	84%	Decrease
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
As of December 31, 2021 and 2020, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the year ended December 31, 2021, no significant adjustments were made by the Company to broker prices received.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") on July 29, 2016 required the Company to make payments to former owners of Lattice of up to $60 contingent upon growth in ETP assets under management ("AUM") over a period of four years beginning on the date of acquisition. The contingent consideration was measured at fair value on a quarterly basis by projecting future eligible ETP AUM over the contingency period to estimate the amount of expected payout. The future expected payout had been discounted back to the valuation date using a risk-adjusted discount rate of 10.0%. The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
In January 2020, we made a third payment of $10 after Lattice AUM reached $3.0 billion. Given the dramatic market declines and outflows in March, 2020, Lattice AUM declined to $2.3 billion as of March 30, 2020 and the Company reduced the remaining contingent consideration liability to zero, recognizing an $11.9 before tax reduction in expense in first quarter 2020.
The earn out period ended on July 29, 2020 with no additional consideration payable.
For disclosure of contingent consideration related to the sale of Continental Europe Operations, refer to Note 22 - Business Dispositions.

LEVEL 3 ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT UNOBSERVABLE INPUTS
The Company uses derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified within the same fair value hierarchy level as the associated asset or liability.
Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2021

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2021
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$42	$—	$(3)	$—	$(39)	$—
CLOs	360	—	(1)	471	(124)	—	—	(449)	257
CMBS	77	—	1	166	(4)	(1)	5	(48)	196
Corporate	881	14	(34)	828	(154)	(47)	172	(42)	1,618
Foreign Govt./Govt. Agencies	6	—	—	5	—	(6)	—	—	5
RMBS	381	—	(4)	369	(193)	(14)	—	(211)	328
Total Fixed Maturities, AFS	1,705	14	(38)	1,881	(475)	(71)	177	(789)	2,404
Equity Securities, at fair value	70	42	—	6	(53)	(1)	—	—	64
Fixed maturities, FVO [4]	—	(6)	—	160	6	—	—	—	160
Short-term investments	30	—	—	98	(48)	—	—	—	80
Total Assets	$1,805	$50	$(38)	$2,145	$(570)	$(72)	$177	$(789)	$2,708

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2020

		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2020	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2020
Assets
Fixed Maturities, AFS
ABS	$15	$—	$(1)	$43	$—	$—	$—	$(57)	$—
CLOs	95	—	1	389	(43)	—	—	(82)	360
CMBS	9	—	3	79	(5)	—	13	(22)	77
Corporate	732	(31)	31	272	(143)	(36)	486	(430)	881
Foreign Govt./Govt. Agencies	3	—	—	6	—	—	—	(3)	6
Municipal	—	(3)	2	—	—	(6)	7	—	—
RMBS	560	—	(11)	66	(182)	(7)	—	(45)	381
Total Fixed Maturities, AFS	1,414	(34)	25	855	(373)	(49)	506	(639)	1,705
Equity Securities, at fair value	73	(10)	—	6	—	—	1	—	70
Short-term investments	15	—	—	30	(15)	—	—	—	30
Total Assets	$1,502	$(44)	$25	$891	$(388)	$(49)	$507	$(639)	$1,805
Liabilities
Derivatives, net [5]
Equity	$(15)	$36	$—	$—	$(21)	$—	$—	$—	$—
Total Derivatives, net [5]	(15)	36	—	—	(21)	—	—	—	—
Contingent Considerations	(22)	12	—	—	10	—	—	—	—
Total Liabilities	$(37)	$48	$—	$—	$(11)	$—	$—	$—	$—
[1]Amounts in these columns are generally reported in net realized gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.
[4]Included within other investments on the Consolidated Balance Sheets.
[5]Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Consolidated Balance Sheets in other investments and other liabilities.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at Year End

	December 31, 2021		December 31, 2020
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLOs	$—	$(1)	$—	$1
CMBS	—	1	—	4
Corporate	—	(32)	(21)	24
RMBS	—	(4)	—	(10)
Total Fixed Maturities, AFS	—	(36)	(21)	19
Equity Securities, at fair value	4	—	(9)	—
Fixed Maturities, FVO [4]	(6)	—	—	—
Total Assets	$(2)	$(36)	$(30)	$19
Liabilities
Contingent Consideration	$—	$—	$12	$—
Total Liabilities	$—	$—	$12	$—
[1]All amounts in these rows are reported in net gains (losses). All amounts are before income taxes.
[2]Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.
[3]Changes in unrealized gain (loss) on fixed maturities, AFS are reported in changes in net unrealized gain on securities in the Consolidated Statements of Comprehensive Income.
[4]Included within other investments on the Consolidated Balance Sheets.
FAIR VALUE OPTION
The Company has elected the fair value option for certain investments in residual interests of securitizations in order to reflect changes in fair value in earnings. These instruments are included within other investments on the Consolidated Balance Sheets and changes in the fair value of these securities are reported in net realized gains and losses.
As of December 31, 2021, the fair value of assets using the fair value option was $160. As of December 31, 2020, the Company did not have any assets using the fair value option.
For the year ended December 31, 2021 realized losses related to the change in fair value of assets using the fair value option were $6. For the years ended December 31, 2020 and 2019, there were no realized gains (losses) related to the change in fair value of assets using the fair value option.
FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE
Financial Assets and Liabilities Not Carried at Fair Value

	December 31, 2021			December 31, 2020
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$5,383	$5,576	Level 3	$4,493	$4,792
Liabilities
Other policyholder funds and benefits payable	Level 3	$687	$689	Level 3	$701	$703
Senior notes [2]	Level 2	$3,854	$4,725	Level 2	$3,262	$4,363
Junior subordinated debentures [2]	Level 2	$1,090	$1,086	Level 2	$1,090	$1,107
[1] As of December 31, 2021 and December 31, 2020, carrying amount of mortgage loans is net of ACL of $29 and $38 respectively
[2] Included in long-term debt in the Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. INVESTMENTS
Net Investment Income

	For the years ended December 31,
(Before tax)	2021	2020	2019
Fixed maturities [1]	$1,349	$1,442	$1,559
Equity securities	73	39	46
Mortgage loans	181	172	165
Limited partnerships and other alternative investments	732	222	232
Other investments [2]	58	42	32
Investment expenses	(80)	(71)	(83)
Total net investment income	$2,313	$1,846	$1,951
[1]Includes net investment income on short-term investments.
[2]Primarily includes changes in fair value of certain equity fund investments and income from derivatives that qualify for hedge accounting and are used to hedge fixed maturities.
Net Realized Gains (Losses)

	For the years ended December 31,
(Before tax)	2021	2020	2019
Gross gains on sales of fixed maturities	$319	$255	$234
Gross losses on sales of fixed maturities	(89)	(50)	(56)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	81	(118)	78
Change in net unrealized gains (losses) of equity securities	146	(96)	176
Net realized and unrealized gains (losses) on equity securities	227	(214)	254
Net credit losses on fixed maturities, AFS [2]	4	(28)
Change in ACL on mortgage loans [3]	9	(19)
Intent-to-sell impairments	—	(5)	—
Net OTTI losses recognized in earnings			(3)
Valuation allowances on mortgage loans			1
Other, net [4]	39	47	(35)
Net realized gains (losses)	$509	$(14)	$395
[1]The net unrealized gains on equity securities still held as of the end of the period and included in net realized gains (losses) were $155, $53, and $164 for the years ended December 31, 2021, 2020, and 2019, respectively.
[2]Due to the adoption of accounting guidance for credit losses on January 1, 2020, realized losses previously reported as OTTI are now presented as credit losses which are net of any recoveries. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
[3]Represents the change in ACL recorded during the period following the adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
[4]Includes gains (losses) on non-qualifying derivatives for 2021, 2020, and 2019 of $12, $104, and $(24), respectively, gains (losses) from transactional foreign currency revaluation of $(1), $(1) and $(9), respectively, and a loss of $21 and $48, respectively, on the sale of the Continental Europe Operations for the years ended December 31, 2021 and 2020. For the year ended December 31, 2021, there was also a gain of $46 on the sale of the Company's previously owned interest in Talcott Resolution.
Proceeds from the sales of fixed maturities, AFS totaled $15.9 billion, $15.1 billion, and $14.4 billion for the years ended December 31, 2021, 2020, and 2019, respectively. Sales of AFS securities in 2021 were primarily a result of tactical changes to the portfolio driven by changing market conditions, in addition to duration and liquidity management.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of December 31, 2021 and December 31, 2020, the Company reported accrued interest receivable related to fixed maturities, AFS of $299 and $327, respectively, and accrued interest receivable related to mortgage loans of $16 and $14, respectively. These amounts are recorded in other assets on the Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Investments
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
Prior to January 1, 2020, the Company recorded an OTTI loss on fixed maturities for which the Company did not expect to recover the entire amortized cost basis. For these securities, the excess of the amortized cost basis over its fair value was separated into the portion representing a credit OTTI, which was recorded in net realized losses, and the remaining non-credit amount, which was recorded in OCI. The Company’s best estimate of discounted expected future cash flows became the new cost basis and accreted prospectively into net investment income over the estimated remaining life of the security.

ACL on Fixed Maturities, AFS by Type
	For the years ended December 31,
	2021		2020
(Before tax)	Corporate	Total	Corporate	Municipal	Total
Balance as of beginning of period	$23	$23	$—	$—	$—
Credit losses on fixed maturities where an allowance was not previously recorded	2	2	36	3	39
Reduction due to sales	(18)	(18)	(4)	(3)	(7)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	(6)	(6)	(9)	—	(9)
Balance as of end of period	$1	$1	$23	$—	$23

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cumulative Credit Impairments on Fixed Maturities, AFS
(Before tax)	For the year ended December 31, 2019
Balance as of beginning of period	$(19)
Additions for credit impairments recognized on [1]:
Fixed maturities not previously impaired	(3)
Reductions for credit impairments previously recognized on:
Fixed maturities that matured or were sold during the period	3
Balance as of end of period	$(19)
[1]These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	December 31, 2021					December 31, 2020
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$1,125	$—	$13	$(3)	$1,135	$1,525	$—	$39	$—	$1,564
CLOs	3,019	—	8	(2)	3,025	2,780	—	7	(7)	2,780
CMBS	3,955	—	179	(15)	4,119	4,219	—	286	(21)	4,484
Corporate	17,744	(1)	1,038	(74)	18,707	18,401	(23)	1,926	(31)	20,273
Foreign govt./govt. agencies	883	—	33	(6)	910	842	—	77	—	919
Municipal	7,473	—	787	(3)	8,257	8,564	—	940	(1)	9,503
RMBS	3,610	—	60	(27)	3,643	3,966	—	144	(3)	4,107
U.S. Treasuries	2,979	—	86	(14)	3,051	1,264	—	141	—	1,405
Total fixed maturities, AFS	$40,788	$(1)	$2,204	$(144)	$42,847	$41,561	$(23)	$3,560	$(63)	$45,035

Fixed Maturities, AFS, by Contractual Maturity Year

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,400	$1,419	$1,411	$1,432
Over one year through five years	8,615	8,894	7,832	8,286
Over five years through ten years	8,303	8,633	7,622	8,354
Over ten years	10,761	11,979	12,206	14,028
Subtotal	29,079	30,925	29,071	32,100
Mortgage-backed and asset-backed securities	11,709	11,922	12,490	12,935
Total fixed maturities, AFS	$40,788	$42,847	$41,561	$45,035
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the
Company's stockholders' equity as of December 31, 2021 or December 31, 2020, other than the U.S. government and certain U.S. government agencies.
As of December 31, 2021, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Canada, Apple Inc., and the IBM Corporation each of which comprised less than 1% of total invested assets. As of December 31, 2020, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were Apple Inc., the IBM Corporation, and the New York State Dormitory Authority each of which comprised less than 1% of total invested

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
assets. The Company’s three largest exposures by sector as of December 31, 2021 were the municipal sector, the financial services sector, and the CMBS sector which comprised approximately 14%, 8%, and 7%, respectively, of total invested assets. The Company’s three largest exposures by sector as of
December 31, 2020 were the municipal sector, the financial services sector, and CMBS sector which comprised approximately 17%, 9%, and 8%, respectively, of total invested assets.
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$396	$(3)	$—	$—	$396	$(3)
CLOs	1,434	(2)	147	—	1,581	(2)
CMBS	594	(7)	82	(8)	676	(15)
Corporate	3,698	(65)	234	(9)	3,932	(74)
Foreign govt./govt. agencies	340	(5)	16	(1)	356	(6)
Municipal	301	(3)	12	—	313	(3)
RMBS	1,869	(23)	94	(4)	1,963	(27)
U.S. Treasuries	2,301	(13)	23	(1)	2,324	(14)
Total fixed maturities, AFS in an unrealized loss position	$10,933	$(121)	$608	$(23)	$11,541	$(144)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$44	$—	$—	$—	$44	$—
CLOs	758	(2)	715	(5)	1,473	(7)
CMBS	410	(17)	19	(4)	429	(21)
Corporate	466	(13)	212	(18)	678	(31)
Foreign govt./govt. agencies	24	—	—	—	24	—
Municipal	34	(1)	—	—	34	(1)
RMBS	461	(3)	21	—	482	(3)
U.S. Treasuries	39	—	—	—	39	—
Total fixed maturities, AFS in an unrealized loss position	$2,236	$(36)	$967	$(27)	$3,203	$(63)
As of December 31, 2021, fixed maturities, AFS in an unrealized loss position consisted of 1,500 instruments, primarily in the corporate sectors, most notably financial services and technology and communications, as well as RMBS, CMBS, and U.S. Treasuries which were depressed largely due to higher interest rates and/or wider credit spreads since the purchase date. As of December 31, 2021, 99% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in gross unrealized losses during 2021 was primarily attributable to higher interest rates, partially offset by tighter credit spreads.

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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Investments
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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of December 31, 2021, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of December 31, 2021 or December 31, 2020. In addition, as of December 31, 2021 and December 31, 2020, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.
Prior to January 1, 2020, for mortgage loans that were deemed impaired, a valuation allowance was established for the difference between the carrying amount and estimated fair value, which was generally the Company's share of the fair value of the collateral. A valuation allowance also may have been recorded for an individual loan or for a group of loans that had an LTV ratio of 90% or greater, a low DSCR or other lower credit quality characteristics. Changes in valuation allowances were recognized as net realized losses.

ACL on Mortgage Loans
	For the years ended December 31,
	2021	2020	2019
ACL as of beginning of period	$38	$—	$1
Cumulative effect of accounting changes [1]		19
Adjusted beginning ACL	38	19	1
Current period provision (release)	(9)	19	(1)
ACL as of December 31,	$29	$38	$—
[1]Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
The decrease in the allowance for the year ended December 31, 2021, is the result of improved economic scenarios, including improved GDP growth and unemployment, and higher property valuations as compared to the prior periods, partially offset by an increase driven by net additions of new loans. We continue to monitor the impact on our mortgage loan portfolio from borrower behavior in response to the economic stress caused by the pandemic. Borrowers with lower LTVs have an incentive to continue to make payments of principal and/or interest in order to preserve the equity they have in the underlying commercial real estate properties. During 2020, the Company increased the estimate of the ACL in response to significant economic stress experienced as a result of the COVID-19 pandemic.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 51% as of December 31, 2021, while the weighted-average LTV ratio at origination of these loans was 60%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2021
	2021		2020		2019		2018		2017		2016 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$7	2.37x	$50	2.63x	$91	1.57x	$100	1.00x	$45	1.37x	$97	1.80x	$390	1.61x
Less than 65%	1,481	2.70x	645	2.78x	722	2.78x	472	2.23x	417	1.91x	1,285	2.45x	5,022	2.55x
Total mortgage loans	$1,488	2.70x	$695	2.77x	$813	2.64x	$572	2.02x	$462	1.86x	$1,382	2.41x	$5,412	2.48x
[1] Amortized cost of mortgage loans excludes ACL of $29.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2020
	2020		2019		2018		2017		2016		2015 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$28	1.62x	$243	1.58x	$212	1.33x	$45	2.02x	$51	1.92x	$115	1.74x	$694	1.59x
Less than 65%	659	2.56x	676	2.85x	410	2.25x	446	1.89x	235	2.99x	1,411	3.01x	3,837	2.69x
Total mortgage loans	$687	2.52x	$919	2.51x	$622	1.94x	$491	1.90x	$286	2.80x	$1,526	2.92x	$4,531	2.52x
[1] Amortized cost of mortgage loans excludes ACL of $38.

Mortgage Loans by Region
	December 31, 2021		December 31, 2020
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$284	5.2%	$290	6.4%
Middle Atlantic	303	5.6%	291	6.4%
Mountain	450	8.3%	254	5.6%
New England	393	7.3%	397	8.8%
Pacific	1,245	23.0%	1,001	22.1%
South Atlantic	1,556	28.8%	1,038	22.9%
West North Central	85	1.6%	44	1.0%
West South Central	424	7.8%	433	9.5%
Other [1]	672	12.4%	783	17.3%
Total mortgage loans	$5,412	100.0%	$4,531	100.0%
ACL	(29)		(38)
Total mortgage loans, net of ACL	$5,383		$4,493
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2021		December 31, 2020
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$1,931	35.7%	$1,339	29.5%
Multifamily	1,833	33.9%	1,498	33.1%
Office	627	11.6%	774	17.1%
Retail [1]	951	17.6%	788	17.4%
Single Family	30	0.5%	92	2.0%
Other	40	0.7%	40	0.9%
Total mortgage loans	$5,412	100.0%	$4,531	100.0%
ACL	(29)		(38)
Total mortgage loans, net of ACL	$5,383		$4,493
[1] Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of December 31, 2021 and December 31, 2020, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells, and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of December 31, 2021, under this program, the Company serviced mortgage loans with a total outstanding principal of $8.2 billion, of which $3.9 billion was serviced on

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
behalf of third parties and $4.3 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. As of December 31, 2020, the Company serviced mortgage loans with a total outstanding principal balance of $6.9 billion, of which $3.7 billion was serviced on behalf of third parties and $3.2 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of December 31, 2021 and December 31, 2020, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of December 31, 2021 and 2020, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2021 and 2020 is limited to the total carrying value of $1.9 billion and $1.3 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of December 31, 2021 and 2020, the Company has outstanding commitments totaling $1.4 billion and $768, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLOs, CMBS, and RMBS and are reported in fixed maturities, AFS, and, for assets where the Company has elected the fair value option, in other investments. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs, and, where applicable, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Securities Lending, Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Securities Lending
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s Consolidated Balance Sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements are continuous and do not have stated maturity dates and provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Consolidated Balance Sheets. Income associated with securities lending transactions is reported as a component of net investment income in the Company’s Consolidated Statements of Operations. While the Company had securities on loan as part of a securities lending program during 2020, as of December 31, 2021 and December 31, 2020, the Company did not have any securities on loan as part of a securities lending program.
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of December 31, 2021 and December 31, 2020, the Company reported $30 and $30, respectively, within short-term investments on the Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of December 31, 2021 and December 31, 2020, the Company pledged collateral of $9 and $34, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement. Amounts also include collateral related to letters of credit.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 7 - Derivatives.
Other Restricted Investments
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. In addition, the Company is required to hold fixed maturities and short-term investments in trust for the benefit of syndicate policyholders, hold fixed maturities in a Lloyd's of London ("Lloyd's") trust account to provide a portion of the required capital, and maintain other investments primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries. Lloyd's is an insurance market-place operating worldwide. Lloyd's does not underwrite risks. The Company accepts risks as the sole member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate").
The following table presents the components of the Company’s exposure to other restricted investments.

	December 31, 2021	December 31, 2020
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,376	$2,600
Fixed maturities in trust for benefit of syndicate policyholders	712	661
Short-term investments in trust for benefit of syndicate policyholders	7	26
Fixed maturities in Lloyd's's trust account	160	175
Other investments	65	54
Total Other Restricted Investments	$3,320	$3,516
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, real estate funds, and private equity funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The remainder of investments in limited partnerships and other alternative investments consists of investments in insurer-owned life insurance accounted for at cash surrender value. Prior to June 30, 2021, the Company also had a retained 9.7% investment in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018
(collectively referred to as "Talcott Resolution"), which was accounted for under the equity method of accounting and was reported in other assets on the Company's Consolidated Balance Sheets. On June 30, 2021, the Company sold its 9.7% ownership interest in Talcott Resolution and received a total $217 in connection with the sale, resulting in a realized gain on sale of $46 before tax during 2021.
The Company recognized total equity method income of $630, $244, and $267 for the years ended December 31, 2021, 2020 and 2019, respectively. Equity method income is reported in net investment income, except amounts related to strategic investments classified in other assets which are reported in other revenues. For investments accounted for under the equity method, the Company’s maximum exposure to loss as of December 31, 2021 is limited to the total carrying value of $2.9 billion. In addition, the Company has outstanding commitments totaling $1.6 billion to fund limited partnership investments as of December 31, 2021. The Company’s investments accounted for under the equity method are generally of a passive nature in that the Company does not take an active role in the management.
In 2021, aggregate investment income from investments accounted for under the equity method exceeded 10% of the Company’s before tax consolidated net income (loss). Accordingly, the Company is disclosing aggregated, summarized financial data for the Company’s investments accounted for under the equity method. This aggregated, summarized financial data does not represent the Company’s proportionate share of investees' assets or earnings. Aggregate total assets of the investees totaled $249.8 billion and $339.6 billion as of December 31, 2021 and 2020, respectively. Aggregate total liabilities of the investees totaled $41.0 billion and $181.5 billion as of December 31, 2021 and 2020, respectively. Aggregate net investment income of the investees totaled $2.1 billion, $954, and $618 for the periods ended December 31, 2021, 2020 and 2019, respectively. Aggregate net income excluding net investment income of the investees totaled $46.7 billion, $7.4 billion and $13.4 billion for the periods ended December 31, 2021, 2020 and 2019, respectively. As of, and for the period ended, December 31, 2021, the aggregated summarized financial data reflects the latest available financial information.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 7 - Derivatives
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of December 31, 2021 and December 31, 2020, the notional amount of interest rate swaps in offsetting relationships was $7.2 billion and $7.6 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Equity Index Options
The Company has previously entered into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. The Company has also entered into covered call options on equity securities to generate additional return.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 7 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Derivative Balance Sheet Presentation

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2021	Dec 31, 2020	Dec 31, 2021	Dec 31, 2020	Dec 31, 2021	Dec 31, 2020	Dec 31, 2021	Dec 31, 2020
Cash flow hedges
Interest rate swaps	$2,340	$2,340	$—	$—	$—	$—	$—	$—
Foreign currency swaps	437	286	6	(13)	11	3	(5)	(16)
Total cash flow hedges	2,777	2,626	6	(13)	11	3	(5)	(16)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	7,567	8,335	(46)	(69)	3	4	(49)	(73)
Foreign exchange contracts
Foreign currency swaps and forwards	558	269	—	—	—	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	112	6	(2)	—	—	—	(2)	—
Credit derivatives that assume credit risk [1]	—	675	—	21	—	21	—	—
Credit derivatives in offsetting positions	210	218	—	—	3	5	(3)	(5)
Total non-qualifying strategies	8,447	9,503	(48)	(48)	6	30	(54)	(78)
Total cash flow hedges and non-qualifying strategies	$11,224	$12,129	$(42)	$(61)	$17	$33	$(59)	$(94)
Balance Sheet Location
Fixed maturities, available-for-sale	$413	$269	$—	$—	$—	$—	$—	$—
Other investments	1,452	9,585	7	23	10	25	(3)	(2)
Other liabilities	9,359	2,275	(49)	(84)	7	8	(56)	(92)
Total derivatives	$11,224	$12,129	$(42)	$(61)	$17	$33	$(59)	$(94)
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 7 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Offsetting Derivative Assets and Liabilities

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of December 31, 2021
Other investments	$17	$13	$7	$(3)	$4	$—
Other liabilities	$(59)	$(10)	$(49)	$—	$(47)	$(2)
As of December 31, 2020
Other investments	$33	$31	$23	$(21)	$1	$1
Other liabilities	$(94)	$(6)	$(84)	$(4)	$(83)	$(5)
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

Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2021	2020	2019
Interest rate swaps	$4	$38	$18
Foreign currency swaps	24	(8)	8
Total	$28	$30	$26

Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,
	2021			2020			2019
	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$—	$41	$(10)	$—	$29	$(7)	$2	$4	$1
Foreign currency swaps	—	5	—	(1)	5	—	—	3	—
Total	$—	$46	$(10)	$(1)	$34	$(7)	$2	$7	$1

Total amounts presented on the Consolidated Statement of Operations	$509	$2,313	$234	$(14)	$1,846	$236	$395	$1,951	$259
As of December 31, 2021, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $25. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the years ended December 31, 2021, 2020, and 2019, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 7 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NON-QUALIFYING STRATEGIES
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).
Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)

	For the Year Ended December 31,
	2021	2020	2019
Interest rate contracts
Interest rate swaps, swaptions and futures	$3	$21	$(35)
Credit contracts
Credit derivatives that purchase credit protection	—	2	(5)
Credit derivatives that assume credit risk	7	2	32
Equity contracts
Equity options	—	76	(17)
Foreign exchange contracts
Foreign currency swaps and forwards	2	3	1
Total	$12	$104	$(24)
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 7 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Credit Risk Assumed Derivatives by Type

				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of December 31, 2021
Basket credit default swaps [4]
Investment grade risk exposure	$101	$—	6 years	CMBS Credit	AAA	$101	$—
Below investment grade risk exposure	4	(2)	Less than 1 year	CMBS Credit	CCC	4	2
Total	$105	$(2)				$105	$2
As of December 31, 2020
Single name credit default swaps
Investment grade risk exposure	$175	$9	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	500	12	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	100	1	8 years	CMBS Credit	AAA	100	(1)
Below investment grade risk exposure	9	(4)	Less than 1 year	CMBS Credit	CCC+	9	4
Total	$784	$18				$109	$3
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

DERIVATIVE COLLATERAL ARRANGEMENTS
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2021 and 2020, the Company has pledged cash collateral associated with derivative instruments of $2 and $0, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of December 31, 2021 and 2020, the Company pledged securities collateral associated with derivative instruments with a fair value of $48 and $90, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
In addition, as of December 31, 2021 and 2020 , the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $12 and $21, respectively, which is recorded in other investments or other assets on the Company's Consolidated Balance Sheets. As of
December 31, 2021 and 2020, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $82 and $62, respectively, which are included within fixed maturities on the Company's Consolidated Balance Sheets.
As of December 31, 2021 and 2020, the Company accepted cash collateral associated with derivative instruments of $7 and $24, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of December 31, 2021 and 2020 with a fair value of $5 and $1, respectively, which the Company has the right to repledge or sell. As of December 31, 2021 and 2020, the Company had no repledged securities. In addition, as of December 31, 2021 and 2020, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 8 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances
	As of December 31,
	2021	2020
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$4,130	$3,851
Receivables for loss sensitive business, by credit quality:
AAA	—	—
AA	130	142
A	52	62
BBB	133	185
BB	64	115
Below BB	41	65
Total receivables for loss sensitive business	420	569

Total Premiums Receivable and Agents' Balances, Gross	4,550	4,420
ACL	(105)	(152)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,445	$4,268
ACL on Premiums Receivable and Agents' Balances
Premiums receivable and agents' balances, excluding receivables for loss sensitive business, are primarily comprised of premiums due from policyholders, which are typically collectible within one year or less. For these balances, the ACL is estimated based on an aging of receivables and recent historical credit loss and collection experience, adjusted for current economic conditions and reasonable and supportable forecasts, when appropriate. Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods. The Company had an immaterial amount of receivables with a due date of more than one year that are past-due.
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
During 2021, the ACL on premiums receivable decreased as the provision required on premiums written during the year was more than offset by write-offs and a reduction in the provision, primarily reflecting lessening expected impacts of COVID-19 relative to prior assumptions in certain lines of business. In 2020, an increase in the ACL was due to the increasing impacts of COVID-19.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 8 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Year Ended
	December 31, 2021			December 31, 2020
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$117	$35	$152	$85	$60	$145
Cumulative effect of accounting change [1]				(2)	(21)	(23)
Adjusted beginning ACL	117	35	152	83	39	122
Current period provision (release)	17	(13)	4	78	(4)	74
Current period gross write-offs	(59)	—	(59)	(49)	—	(49)
Current period gross recoveries	8	—	8	5	—	5
Ending ACL	$83	$22	$105	$117	$35	$152
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
The Company has two adverse development cover (“ADC”) reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all asbestos and environmental ("A&E") reserve development for 2016 and prior accident years ("A&E ADC") up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (the Navigators ADC) up to an aggregate limit of $300. As the Company has ceded all of the $300 available limit, there is no remaining limit available as of December 31, 2021 under the Navigators ADC. For more information on ADC agreements, see Note 1 -Basis of Presentation and Significant Accounting Policies, and Note 12 -Reserve for Unpaid Losses and Loss Adjustment Expenses.
Property and Casualty ceded losses, which reduce losses and loss adjustment expenses incurred, were $1,243, $1,156 and
$826 for the years ended December 31, 2021, 2020 and 2019, respectively.
Group Benefits ceded losses, which reduce losses and loss adjustment expenses incurred, were $85, $63 and $73 for the years ended December 31, 2021, 2020 and 2019, respectively.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 9 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reinsurance Recoverables by Credit Quality Indicator
	As of December 31, 2021				As of December 31, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
AM Best Financial Strength Rating
A++	$1,860	$—	$—	$1,860	$1,598	$—	$—	$1,598
A+	1,999	237	275	2,511	1,788	230	305	2,323
A	713	—	—	713	638	—	—	638
A-	37	9	—	46	37	9	—	46
B++	639	—	3	642	666	—	3	669
Below B++	20	—	—	20	21	1	—	22
Total Rated by AM Best	5,268	246	278	5,792	4,748	240	308	5,296
Mandatory (Assigned) and Voluntary Risk Pools	239	—	—	239	259	—	—	259
Captives	331	—	—	331	305	—	—	305
Other not rated companies	255	5	—	260	254	5	—	259
Gross Reinsurance Recoverables	6,093	251	278	6,622	5,566	245	308	6,119
Allowance for uncollectible reinsurance	(96)	(1)	(2)	(99)	(105)	(1)	(2)	(108)
Net Reinsurance Recoverables	$5,997	$250	$276	$6,523	$5,461	$244	$306	$6,011
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
The Company's evaluation of the required ACL for reinsurance recoverables considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 6 - Investments. Insurance companies, including reinsurers, are regulated and hold risk-based capital to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance recoverables. As a result, there is limited history of losses from insurer defaults. There were $1 in write-offs for the period ended December 31, 2021 that would impact the ACL. The decrease in the ACL in 2021 was primarily due to a higher-than-expected recovery from one reinsurer on which the Company had recognized an ACL. In 2020, the increase in the ACL includes the increasing impacts of COVID-19.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 9 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for Uncollectible Reinsurance
	As of December 31, 2021				As of December 31, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$105	$1	$2	$108	$114	$—	$—	$114
Beginning allowance for disputed amounts	53	—	—	53	66	—	—	66
Beginning ACL	52	1	2	55	48	—	—	48
Cumulative effect of accounting change [1]					—	1	1	2
Adjusted beginning ACL	52	1	2	55	48	1	1	50
Current period provision (release)	(9)	—	—	(9)	3	—	1	4
Current period gross write-offs	(1)	—	—	(1)	—	—	—	—
Current period gross recoveries	—	—	—	—	1	—	—	1
Ending ACL	42	1	2	45	52	1	2	55
Ending allowance for disputed amounts	54	—	—	54	53	—	—	53
Ending allowance for uncollectible reinsurance	$96	$1	$2	$99	$105	$1	$2	$108
[1]Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies
Insurance Revenues
Property and Casualty Insurance Revenue

	For the years ended December 31,
Premiums Written	2021	2020	2019
Direct	$13,696	$12,537	$12,190
Assumed	631	577	371
Ceded	(1,378)	(1,209)	(978)
Net	$12,949	$11,905	$11,583
Premiums Earned
Direct	$13,204	$12,551	$12,010
Assumed	568	540	416
Ceded	(1,277)	(1,173)	(936)
Net	$12,495	$11,918	$11,490
Group Benefits Revenue

	For the years ended December 31,
	2021	2020	2019
Gross earned premiums, fees and other considerations	$5,663	$5,245	$4,122
Reinsurance assumed	128	387	1,572
Reinsurance ceded	(104)	(96)	(91)
Net earned premiums, fees and other considerations	$5,687	$5,536	$5,603
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Deferred Policy Acquisition Costs
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. DEFERRED POLICY ACQUISITION COSTS
Changes in DAC

	For the years ended December 31,
	2021	2020	2019
Balance, beginning of period	$789	$785	$670
Deferred costs	1,751	1,666	1,635
Amortization — DAC	(1,680)	(1,706)	(1,622)
Add back amortization of value of business acquired [1]	21	47	102
DAC transferred to assets held for sale	—	(3)	—
Balance, end of period	$881	$789	$785
[1]While the value of in-force contracts acquired from the Navigators Group acquisition is included in other intangible assets, the amortization of that asset is recorded as DAC amortization.
11. GOODWILL & OTHER INTANGIBLE ASSETS
Goodwill Carrying Value as of December 31, 2021

	Commercial Lines	Personal Lines	Hartford Funds	Group Benefits	Corporate [1]	Total
Balance at December 31, 2019	$661	$119	$180	$723	$230	$1,913
Measurement period adjustments [2]	(2)	—	—	—	—	(2)
Balance at December 31, 2020	$659	$119	$180	$723	$230	$1,911
Measurement period adjustments [2]	—	—	—	—	—	—
Balance at December 31, 2021	$659	$119	$180	$723	$230	$1,911
[1]The Corporate category includes goodwill that was acquired at a holding company level and not pushed down to a subsidiary within a reportable segment. Carrying value of goodwill within Corporate as of December 31, 2021, 2020, and 2019 includes $138 and $92 for the Group Benefits and Hartford Funds reporting units, respectively.
[2] For further discussion on goodwill related to the acquisition of Navigators Group, refer to Note 2 - Business Acquisitions .
The annual goodwill assessment for The Hartford's reporting units was completed as of October 31, 2021, 2020, and 2019, which resulted in no write-downs of goodwill in the respective years then ended. In 2021, all reporting units passed their annual impairment test with a significant margin.
Other Intangible Assets

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Value of in-force contracts	$203	$(194)	$9	$203	$(172)	$31
Customer relationships	636	(177)	459	636	(134)	502
Marketing agreement with Aetna	16	(4)	12	16	(3)	13
Distribution Agreement [1]	79	(68)	11	79	(65)	14
Distribution and Agency relationships & Other	340	(68)	272	340	(45)	295
Total Finite Life Intangibles	1,274	(511)	763	1,274	(419)	855
Total Indefinite Life Intangible Assets	95		95	95		95
Total Other Intangible Assets	$1,369	$(511)	$858	$1,369	$(419)	$950
[1]On May 28, 2020, the Company amended its distribution agreement to, among other changes in terms, extend the agreement. As a result of this extension in term, The Hartford reassessed the useful life of the distribution agreement to amortize over a remaining life of approximately 6.5 years.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Goodwill & Other Intangible Assets
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Expected Before Tax Amortization Expense [1] for Acquired Intangibles as of December 31, 2021

	Value of In-force Contracts	Other Intangible Assets
2022	$9	$70
2023	$—	$70
2024	$—	$70
2025	$—	$70
2026	$—	$70
[1]In the Consolidated Statements of Operations, the amortization of value of in-force contracts is reported in amortization of deferred policy acquisition costs and the amortization of other intangible assets is reported in amortization of other intangible assets.

12. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2021	2020	2019
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,622	$28,261	$24,584
Reinsurance and other recoverables	5,725	5,275	4,232
Beginning liabilities for unpaid losses and loss adjustment expenses, net	23,897	22,986	20,352
Navigators Group acquisition	—	—	2,001
Provision for unpaid losses and loss adjustment expenses
Current accident year	7,911	7,794	7,463
Prior accident year development [1]	199	(136)	(65)
Total provision for unpaid losses and loss adjustment expenses	8,110	7,658	7,398
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(246)	(312)	(16)
Payments
Current accident year	(2,276)	(2,214)	(2,374)
Prior accident years	(4,119)	(4,190)	(4,374)
Total payments	(6,395)	(6,404)	(6,748)
Net change in reserves transferred to liabilities held for sale	—	(45)	—
Foreign currency adjustment	2	14	(1)
Ending liabilities for unpaid losses and loss adjustment expenses, net	25,368	23,897	22,986
Reinsurance and other recoverables	6,081	5,725	5,275
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$31,449	$29,622	$28,261
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property and Casualty Insurance Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2021			2020			2019
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$1,405			$1,334			$1,331
Amount of discount	355			367			388
Carrying value of liability for unpaid losses and loss adjustment expenses	$1,050			$967			$943
Discount accretion included in losses and loss adjustment expenses	$36			$36			$33
Weighted average discount rate	2.54%			2.68%			2.91%
Range of discount rates	0.83%	-	14.03%	0.83%	-	14.03%	1.76%	-	14.03%
Reserves are discounted at rates in effect at the time claims were incurred, ranging from 0.83% for accident year 2020 to 14.03% for accident year 1981.
The reserves recorded for the Company’s property and casualty insurance products at December 31, 2021 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows.
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
(Favorable) Unfavorable Prior Accident Year Development

	For the years ended December 31,
	2021	2020	2019
Workers’ compensation	$(190)	$(110)	$(120)
Workers’ compensation discount accretion	35	35	33
General liability	454	237	61
Marine	1	3	8
Package business	(91)	(58)	(47)
Commercial property	(26)	(4)	(11)
Professional liability	(2)	(14)	29
Bond	(26)	(19)	(3)
Assumed reinsurance	(6)	(6)	3
Automobile liability - Commercial Lines	9	27	27
Automobile liability - Personal Lines	(90)	(61)	(38)
Homeowners	3	7	3
Net asbestos and environmental reserves	—	(2)	—
Catastrophes	(154)	(529)	(42)
Uncollectible reinsurance	(6)	(8)	(30)
Other reserve re-estimates, net	42	54	46
Prior accident year development, including full benefit for the ADC cession	(47)	(448)	(81)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	246	312	16
Total prior accident year development	$199	$(136)	$(65)
[1]The change in deferred gain for the years ended December 31, 2021 and 2020 included $155 and $210, respectively of adverse development on A&E reserves in excess of ceded premium paid and included $91 and $102, respectively, of adverse development on Navigators 2018 and prior accident year reserves, primarily within professional liability, general liability and marine.
2021 re-estimates of prior accident year reserves
Workers’ compensation reserves were decreased within small commercial and middle & large commercial for the

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2013 through 2018 accident years driven by lower than previously estimated claim severity.
General liability reserves were increased including an increase for sexual molestation and sexual abuse claims above the amount of reserves previously recorded for this exposure, primarily to reflect an increase in reserves for claims made against the Boy Scouts of America ("BSA") as discussed further below, partially offset by reserve decreases for other mass torts and extra contractual liability claims. In addition, the Company recognized reserve increases on Navigators’ wholesale construction business for 2018 and prior accident years, largely included within the change in deferred gain on retroactive reinsurance in the above table.
Package business reserves decreased largely due to lower estimated loss adjustment expenses for accident years 2014 to 2018 and a reduction in estimated reserves for extra contractual liability claims.
Commercial property reserves were decreased primarily due to favorable development for the 2020 accident year in both middle & large commercial and global specialty.
Professional liability reserves were decreased due to lower estimated severity in both large and middle market directors’ and officers’ (“D&O”) insurance for older accident years. More than offsetting this favorable reserve development were reserve increases on legacy Navigators public company directors’ and officers’ insurance for 2019 and prior accident years, a portion of which is reflected within the change in deferred gain on retroactive reinsurance in the above table.
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
Catastrophes reserves were decreased in both Commercial and Personal Lines primarily driven by a reduction in reserves for 2018 and 2019 wind and hail events, lower estimated losses from 2018 and 2020 hurricanes, a reduction in estimated losses from the 2017 and 2018 California wildfires, including an expected recovery of subrogation from a utility related to the 2018 Woolsey wildfire in California, and a reduction in losses relating to the 2020 civil unrest.
Asbestos and environmental reserves were reviewed in fourth quarter 2021 resulting in a $155 increase in reserves before ADC reinsurance, including $106 for asbestos and $49 for environmental. The Company recognized a $155 deferred gain on retroactive reinsurance, representing the amount of losses ceded to the ADC in excess of ceded premium paid. For additional information related to the adverse development cover with NICO, see the Adverse Development Covers section below and Note 15 - Commitments and Contingencies.
Other reserve re-estimates, net, were increased primarily due to an increase in reserves for sexual molestation and sexual abuse claims within P&C Other Operations, principally on assumed reinsurance, as well as an increase in unallocated loss adjustment expense ("ULAE") reserves within P&C Other Operations driven by an increase in gross asbestos and environmental reserves.
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
Package business reserves decreased for accident years 2014 to 2017 largely due to lower estimates of allocated loss adjustment expenses.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
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
Catastrophes reserves were reduced, primarily due to a reduction in estimated reserves for 2017 and 2018 California wildfires and a reduction in estimated catastrophes for wind and hail events in the 2017 to 2019 accident years, partially offset by an increase in reserves for 2019 typhoons Hagibis and Faxai in Asia. The reduction in reserves for the 2017 and 2018 wildfires was largely due to recognizing a $289 subrogation benefit in the second quarter of 2020 from PG&E Corporation and Pacific Gas and Electric Company ("PG&E") as well as a reduction in gross estimated losses on those wildfires.
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
Other reserve re-estimates, net, primarily represents an increase in ULAE reserves in Property & Casualty Other Operations that was largely driven by an increase in gross asbestos and environmental reserves.
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
Professional liability reserves were increased, primarily due to increased securities litigation and large loss

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
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
Other reserve re-estimates, net, primarily represents an increase in ULAE reserves in Property & Casualty Other Operations that was driven by an increase in gross asbestos and environmental reserves, as well as higher than anticipated ULAE costs in recent years, prompting an increase in the projected ULAE run rate.
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
The agreement-in-principle was reached in connection with BSA’s Chapter 11 bankruptcy and will become a final settlement upon the occurrence of certain conditions, including, but not limited to, execution of a definitive settlement agreement, confirmation of BSA’s plan of reorganization, receipt of executed releases from the local councils, and approval of the parties' settlement as part of the confirmation of BSA's plan of reorganization by the bankruptcy and district courts. Assuming that all conditions are satisfied, the parties to the agreement-in-principle expect to receive court approval of the settlement by mid 2022. However, no assurance can be given that all the conditions precedent to the settlement will be satisfied or that final court approval, if obtained, will not be delayed for various procedural reasons.
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. As of December 31, 2021, the Company has incurred $1,015 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $485 of available limit remaining under the A&E ADC. As a result, the Company has recorded a $365 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1,015 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings which may be significant.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
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
As of December 31, 2021, the Company has recorded a reinsurance recoverable under the Navigators ADC of $300 as estimated cumulative loss development on the 2018 and prior accident year reserves has exhausted the treaty limit. While the reinsurance recoverable is $300, the Company has recorded a $209 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. Of the $209 of cumulative ceded losses in excess of ceded premium paid, $91, $102 and $16 were recognized as changes in deferred gain in 2021, 2020 and 2019, respectively.
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses As of December 31, 2021

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Accident Years Displayed in Triangles	Cumulative Paid for Accident Years Displayed in Triangles	Unpaid for Accident Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Workers' compensation	$18,263	$(9,992)	$2,981	$348	$(341)	$11,259	$1,793	$13,052
General liability	6,731	(3,157)	1,240	146	—	4,960	870	5,830
Marine	1,516	(1,242)	17	12	—	303	235	538
Package business	6,952	(5,208)	77	103	—	1,924	90	2,014
Commercial property	3,830	(3,342)	24	18	—	530	268	798
Commercial automobile liability	3,908	(2,778)	22	23	—	1,175	91	1,266
Commercial automobile physical damage	172	(162)	4	—	—	14	(1)	13
Professional liability	2,511	(1,335)	47	38	—	1,261	781	2,042
Bond	625	(254)	32	31	—	434	10	444
Assumed Reinsurance	1,384	(1,106)	3	4	—	285	50	335
Personal automobile liability	11,104	(9,809)	29	66	—	1,390	23	1,413
Personal automobile physical damage	1,200	(1,170)	7	3	—	40	—	40
Homeowners	6,307	(5,982)	5	34	—	364	17	381
Other ongoing business			183	5	(14)	174	310	484
Asbestos and environmental [1]			724	—	—	724	1,545	2,269
Other operations [1]			374	157	—	531	(1)	530
Total P&C	$64,503	$(45,537)	$5,769	$988	$(355)	$25,368	$6,081	$31,449
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The reserve lines in the above table and the loss triangles that follow represent the significant lines of business for which the Company regularly reviews the appropriateness of reserve levels. These reserve lines differ from the reserve lines reported on a statutory basis, as prescribed by the National Association of Insurance Commissioners ("NAIC"). The cumulative incurred losses displayed in the above table include the full reinsurance benefit of ceding $300 of losses to the Navigators ADC even though $209 of that benefit has been recorded as a deferred gain within other liabilities and recognized as a charge to earnings within incurred loss and loss adjustment expenses included in the consolidated statement of operations. The $300 of Navigators Insurers losses ceded to the Navigators ADC included in the following triangles $110 for professional liability,$86 for general liability, $39 for marine, $29 for assumed reinsurance, $16 for commercial automobile and $3 for commercial property and included $17 for older accident years and lines of business that are not in the following triangles.
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
Triangles are limited to the number of years for which claims incurred typically remain outstanding, not exceeding ten years. Short-tail lines, which represent claims generally expected to be paid within a few years, have three years of claim development displayed. Incurred but not reported ("IBNR") reserves shown in loss triangles include reserves for incurred but not reported claims as well as reserves for expected development on reported claims. Incurred and cumulative paid losses in currencies other than the U.S. dollar have been converted into U.S. dollars using the exchange rates as of December 31, 2021.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Workers' Compensation

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves	Claims Reported
2012	$2,185	$2,207	$2,207	$2,181	$2,168	$2,169	$2,154	$2,146	$2,135	$2,133	$310	171,562
2013		2,020	1,981	1,920	1,883	1,861	1,861	1,850	1,831	1,811	346	151,492
2014			1,869	1,838	1,789	1,761	1,713	1,692	1,679	1,654	386	126,288
2015				1,873	1,835	1,801	1,724	1,714	1,699	1,667	412	114,113
2016					1,772	1,772	1,780	1,767	1,748	1,708	489	112,302
2017						1,862	1,869	1,840	1,822	1,757	636	111,800
2018							1,916	1,917	1,915	1,904	726	118,951
2019								1,937	1,935	1,934	844	119,416
2020									1,865	1,864	1,114	90,199
2021										1,831	1,314	93,860
Total										$18,263

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$359	$809	$1,106	$1,313	$1,436	$1,529	$1,587	$1,644	$1,678	$1,706
2013		304	675	917	1,071	1,175	1,260	1,304	1,339	1,361
2014			275	598	811	960	1,041	1,099	1,137	1,167
2015				261	576	778	909	1,004	1,068	1,117
2016					255	579	779	908	1,003	1,064
2017						261	575	778	900	977
2018							283	624	837	983
2019								291	637	856
2020									223	507
2021										254
Total										$9,992

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
General Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves	Claims Reported
2012	$423	$402	$399	$392	$410	$408	$421	$413	$407	$406	$41	16,768
2013		455	442	456	484	488	502	505	508	500	42	14,134
2014			506	475	481	494	513	522	515	505	52	15,242
2015				556	560	554	594	633	647	637	71	15,627
2016					613	583	607	632	632	620	92	16,817
2017						626	614	613	615	613	174	16,447
2018							692	669	697	703	295	17,749
2019								822	827	822	512	16,858
2020									938	923	739	11,991
2021										1,002	929	8,364
Total										$6,731

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$13	$55	$101	$170	$233	$280	$305	$323	$332	$352
2013		13	53	141	233	320	372	398	422	442
2014			15	42	130	214	304	358	402	423
2015				10	55	156	278	409	477	524
2016					12	52	131	283	368	447
2017						15	67	156	255	344
2018							21	84	177	288
2019								29	100	193
2020									45	110
2021										34
Total										$3,157

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Marine

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves [1]	Claims Reported
2012	$196	$220	$180	$169	$163	$164	$168	$164	$164	$165	$1	6,789
2013		149	152	134	136	140	135	138	140	139	(2)	6,629
2014			163	160	158	165	164	169	167	171	1	7,137
2015				158	146	146	148	134	138	140	(3)	10,137
2016					140	143	138	148	150	147	(17)	13,178
2017						160	187	175	174	180	(8)	15,586
2018							144	161	154	161	(8)	14,037
2019								144	142	140	15	8,413
2020									150	142	26	4,730
2021										131	72	3,499
Total										$1,516
[1]Contributing to the negative IBNR reserves for some accident years is a lag in the timing of expected reinsurance recoveries under the Navigators ADC with NICO. Recoveries from NICO will not be collected until the Company has cumulative loss payments for all covered lines of more than the attachment point.

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$51	$101	$125	$139	$148	$152	$155	$159	$158	$159
2013		42	82	100	112	119	121	126	133	134
2014			41	81	116	131	151	157	159	162
2015				40	85	116	126	134	140	141
2016					35	80	106	123	132	141
2017						48	111	142	154	163
2018							37	104	138	148
2019								36	83	101
2020									32	69
2021										24
Total										$1,242

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Package Business

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves	Claims Reported
2012	$736	$725	$728	$731	$736	$735	$739	$732	$732	$727	$24	59,921
2013		579	565	573	585	586	592	586	587	583	22	43,675
2014			566	578	601	602	603	603	593	581	29	43,321
2015				582	588	585	583	588	581	567	34	42,232
2016					655	638	632	625	611	595	51	44,079
2017						695	702	692	657	644	73	46,638
2018							719	724	688	667	114	44,822
2019								813	769	749	175	43,073
2020									915	893	316	61,161
2021										946	412	40,792
Total										$6,952

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$286	$486	$560	$616	$652	$673	$687	$694	$697	$699
2013		225	339	414	467	504	522	541	549	552
2014			226	345	416	468	507	525	535	542
2015				212	332	383	445	486	505	513
2016					225	353	410	465	500	521
2017						235	372	447	496	534
2018							237	402	451	498
2019								254	413	488
2020									326	493
2021										368
Total										$5,208

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Property

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves	Claims Reported
2012	$369	$333	$334	$335	$337	$335	$334	$333	$332	$332	$—	26,861
2013		268	252	254	252	249	248	247	247	247	—	21,620
2014			293	281	282	280	279	280	280	279	(1)	21,030
2015				299	301	302	301	305	304	301	—	21,029
2016					406	420	399	406	408	408	3	23,781
2017						577	516	456	439	441	5	24,382
2018							450	437	424	403	8	21,715
2019								480	440	419	4	21,002
2020									501	469	96	20,327
2021										531	108	16,394
Total										$3,830

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$182	$296	$317	$326	$331	$331	$331	$330	$330	$330
2013		161	223	238	243	242	244	245	245	245
2014			170	250	270	279	279	279	280	280
2015				179	257	285	296	302	303	302
2016					215	342	379	396	402	406
2017						229	378	412	427	433
2018							188	344	379	386
2019								215	351	383
2020									221	336
2021										241
Total										$3,342

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves	Claims Reported
2012	$311	$377	$391	$402	$395	$389	$387	$388	$388	$387	$6	36,053
2013		311	318	334	341	340	339	336	334	333	7	32,242
2014			309	317	331	337	341	334	333	332	6	29,613
2015				308	358	372	356	356	359	360	10	28,565
2016					385	393	390	391	391	395	15	29,167
2017						372	383	379	383	381	11	26,341
2018							349	396	405	406	36	24,610
2019								425	439	450	114	28,216
2020									428	424	227	21,557
2021										440	340	17,404
Total										$3,908

Cumulative Paid Losses & Allocated Loss Adjustment Expense, Net of Reinsurance
	For the years ended December 31
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$65	$143	$234	$307	$346	$359	$372	$376	$378	$379
2013		62	130	202	259	295	311	320	323	324
2014			59	131	197	252	299	309	318	320
2015				62	142	207	267	314	335	344
2016					65	147	232	303	339	357
2017						60	134	211	285	328
2018							62	153	238	305
2019								67	160	247
2020									55	119
2021										55
Total										$2,778

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2019	2020	2021	IBNR Reserves	Claims Reported
2019	$63	$64	$63	$1	19,853
2020		51	51	1	14,671
2021			58	2	14,253
Total			$172

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2019	2020	2021
2019	$56	$62	$62
2020		45	50
2021			50
Total			$162

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Professional Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves	Claims Reported
2012	$242	$238	$238	$218	$221	$221	$219	$225	$217	$212	$(3)	7,037
2013		207	195	187	174	174	173	171	171	169	14	5,979
2014			187	183	181	178	179	182	183	174	21	6,734
2015				164	174	180	190	214	207	200	15	7,245
2016					183	176	204	197	196	197	27	8,391
2017						205	203	232	226	241	47	9,466
2018							248	281	278	278	74	10,040
2019								298	317	336	150	9,654
2020									370	365	259	7,713
2021										339	310	5,450
Total										$2,511

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$17	$67	$100	$139	$155	$169	$172	$175	$175	$176
2013		10	44	67	88	116	131	137	142	148
2014			8	38	74	108	131	135	146	145
2015				9	40	85	107	125	141	164
2016					8	51	88	112	125	149
2017						11	48	88	123	151
2018							15	73	130	166
2019								21	78	150
2020									19	71
2021										15
Total										$1,335

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Bond

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves	Claims Reported
2012	$71	$70	$61	$55	$49	$49	$45	$48	$48	$46	$11	1,729
2013		64	58	55	48	49	39	35	34	34	13	1,468
2014			71	67	66	67	59	59	60	60	8	1,387
2015				67	67	63	60	54	48	47	17	1,395
2016					61	61	61	55	51	45	23	1,339
2017						63	90	101	94	79	36	1,724
2018							68	68	72	71	36	1,664
2019								72	73	74	58	1,779
2020									83	84	71	1,889
2021										85	68	1,960
Total										$625

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$12	$25	$26	$24	$26	$26	$34	$35	$35	$34
2013		3	9	17	19	19	19	20	20	20
2014			18	31	40	43	43	44	46	47
2015				9	20	24	31	34	32	30
2016					2	12	15	20	22	22
2017						5	46	55	54	42
2018							6	16	23	24
2019								3	13	15
2020									4	12
2021										8
Total										$254

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assumed Reinsurance

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves [1]	Claims Reported
2012	$107	$99	$93	$88	$115	$120	$119	$120	$120	$120	$—	1,468
2013		115	119	103	105	102	102	103	103	103	(1)	1,656
2014			119	142	122	118	115	116	116	115	(1)	1,820
2015				102	92	94	94	95	96	96	—	1,582
2016					89	91	98	100	102	102	(5)	1,730
2017						129	153	162	157	153	(3)	2,166
2018							129	128	130	135	(13)	2,263
2019								181	190	187	20	2,522
2020									183	181	71	1,623
2021										192	104	584
Total										$1,384
[1]Contributing to the negative IBNR reserves for some accident years is a lag in the timing of expected reinsurance recoveries under the Navigators ADC with NICO. Recoveries from NICO will not be collected until the Company has cumulative loss payments for all covered lines of more than the attachment point.

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$38	$77	$83	$85	$112	$118	$118	$119	$119	$119
2013		53	83	91	98	100	101	103	103	103
2014			66	119	106	109	112	113	114	115
2015				42	65	77	83	91	94	95
2016					36	66	84	90	95	97
2017						44	116	135	145	147
2018							25	112	134	140
2019								62	132	154
2020									50	90
2021										46
Total										$1,106

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Personal Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves	Claims Reported
2012	$1,141	$1,149	$1,146	$1,142	$1,133	$1,130	$1,130	$1,130	$1,129	$1,128	$4	210,757
2013		1,131	1,145	1,144	1,153	1,152	1,153	1,157	1,156	1,155	6	205,485
2014			1,146	1,153	1,198	1,200	1,199	1,202	1,201	1,199	6	209,022
2015				1,195	1,340	1,338	1,330	1,331	1,328	1,324	8	216,889
2016					1,407	1,402	1,393	1,397	1,395	1,386	11	215,839
2017						1,277	1,275	1,228	1,214	1,200	18	187,513
2018							1,108	1,104	1,072	1,058	51	156,152
2019								1,018	1,010	991	97	139,360
2020									805	782	192	95,755
2021										881	444	94,494
Total										$11,104

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$441	$818	$986	$1,067	$1,104	$1,114	$1,120	$1,122	$1,123	$1,123
2013		442	816	1,002	1,091	1,121	1,135	1,142	1,144	1,148
2014			430	843	1,032	1,125	1,165	1,182	1,186	1,190
2015				475	935	1,142	1,243	1,292	1,304	1,310
2016					505	968	1,188	1,308	1,345	1,363
2017						441	836	1,033	1,123	1,161
2018							359	710	888	965
2019								323	654	816
2020									238	486
2021										247
Total										$9,809

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Personal Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2019	2020	2021	IBNR Reserves	Claims Reported
2019	$445	$442	$441	$—	277,060
2020		349	346	5	210,783
2021			413	(6)	213,209
Total			$1,200

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2019	2020	2021
2019	$427	$441	$441
2020		333	341
2021			388
Total			$1,170

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Homeowners

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves	Claims Reported
2012	$774	$741	$741	$741	$739	$738	$738	$738	$737	$737	$—	142,860
2013		673	638	637	634	632	630	629	630	629	1	113,552
2014			710	707	702	700	698	698	698	698	—	121,923
2015				690	703	690	684	684	684	684	1	119,997
2016					669	673	663	658	658	658	2	119,793
2017						866	889	884	783	775	6	124,713
2018							903	910	673	642	(6)	102,784
2019								501	475	470	13	84,536
2020									525	512	26	87,841
2021										502	107	71,196
Total										$6,307

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$547	$696	$719	$727	$731	$734	$735	$736	$736	$736
2013		467	590	611	622	626	627	628	628	628
2014			526	663	684	691	695	697	697	698
2015				487	645	665	674	680	681	681
2016					481	621	640	649	653	655
2017						538	747	795	757	761
2018							484	712	616	619
2019								318	425	445
2020									335	454
2021										305
Total										$5,982
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
The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
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
The recorded reserve for losses and loss adjustment expenses represents the actuarial best estimate of the ultimate settlement amount of unpaid losses and loss adjustment expenses. In applying judgment, actuaries select the best estimate after considering the estimates derived from a number of actuarial methods, giving more weight to those methods deemed more predictive of ultimate unpaid losses and loss adjustment expenses. The Company does not produce a statistical range or confidence interval of reserve estimates and, since reserving methods with more credibility are given greater weight, the selected best estimate may differ from the mid-point of the various estimates produced by the actuarial methods used.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance [1]
	(Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Workers' compensation	15.1%	18.7%	12.3%	8.2%	5.4%	4.0%	2.6%	2.1%	1.4%	1.3%
General liability	2.9%	7.8%	14.2%	18.2%	16.6%	11.2%	6.9%	4.5%	3.1%	4.8%
Marine	25.3%	31.4%	17.5%	8.0%	6.6%	3.4%	1.9%	3.1%	—%	0.7%
Package business	37.4%	21.8%	10.4%	8.6%	6.2%	3.2%	2.1%	1.2%	0.4%	0.3%
Commercial property	53.5%	30.6%	7.7%	3.0%	1.0%	0.5%	0.1%	(0.1%)	(0.1%)	—%
Commercial automobile liability	15.8%	20.3%	20.6%	17.6%	11.4%	4.5%	2.7%	0.8%	0.5%	0.4%
Commercial automobile physical damage	88.0%	9.7%	(0.4%)
Professional liability	5.3%	18.4%	18.7%	14.3%	10.8%	7.6%	5.9%	1.1%	1.6%	0.7%
Bond	12.2%	22.2%	10.3%	4.6%	(0.2%)	(0.5%)	4.4%	1.8%	(0.2%)	(1.6%)
Assumed Reinsurance	35.2%	36.9%	9.1%	4.9%	7.0%	2.4%	1.0%	0.3%	0.3%	0.1%
Personal automobile liability	34.7%	33.3%	16.0%	7.7%	3.1%	1.2%	0.5%	0.2%	0.2%	—%
Personal automobile physical damage	95.7%	2.7%	(0.1%)
Homeowners	70.7%	23.5%	1.4%	0.3%	0.6%	0.3%	0.1%	0.1%	—%	—%
[1]Negative percentages are generally due to salvage, subrogation or other recoveries.
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2021	2020	2019
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,233	$8,256	$8,445
Reinsurance recoverables [1]	237	247	239
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,996	8,009	8,206
Provision for unpaid losses and loss adjustment expenses
Current incurral year	5,021	4,511	4,385
Prior year's discount accretion	201	209	219
Prior incurral year development [2]	(458)	(445)	(410)
Total provision for unpaid losses and loss adjustment expenses [3]	4,764	4,275	4,194
Payments
Current incurral year	(2,631)	(2,288)	(2,277)
Prior incurral years	(2,164)	(2,000)	(2,114)
Total payments	(4,795)	(4,288)	(4,391)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,965	7,996	8,009
Reinsurance recoverables	245	237	247
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,210	$8,233	$8,256
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
[3]Includes unallocated loss adjustment expenses of $179, $178 and $178 for the years ended December 31, 2021, 2020 and 2019, respectively, that are recorded in insurance operating costs and other expenses in the Consolidated Statements of Operations.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Group Life, Disability and Accident Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2021			2020			2019
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$8,176			$8,380			$8,636
Amount of discount	(1,304)			(1,353)			(1,401)
Carrying value of liability for unpaid losses and loss adjustment expenses	$6,872			$7,027			$7,235
Weighted average discount rate	3.3%			3.4%			3.4%
Range of discount rate	2.1%	-	8.0%	2.1%	-	8.0%	2.1%	-	8.0%
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
2021 re-estimates of prior incurral year reserves
Group disability- Prior period reserve estimates decreased by approximately $380 largely driven by group long-term disability claim incidence lower than prior assumptions together with strong recoveries on prior incurral year claims, and by a New York Paid Family Leave program refund.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $65 largely driven by lower-than-previously expected claim incidence in both group life premium waiver and group accidental death and dismemberment.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2021

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Incurral Years Displayed in Triangles	Cumulative Paid for Incurral Years Displayed in Triangles	Unpaid for Incurral Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Group long-term disability	$14,113	$(8,219)	$1,546	$189	$(1,192)	$6,437	$234	$6,671
Group life and accident, excluding premium waiver	6,323	(5,644)	163	4	(18)	828	5	833
Group short-term disability			124	5	—	129	—	129
Group life premium waiver			620	11	(94)	537	1	538
Group supplemental health			34	—		34	5	39
Total Group Benefits	$20,436	$(13,863)	$2,487	$209	$(1,304)	$7,965	$245	$8,210
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
Group Long-Term Disability

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR Reserves	Claims Reported
2012	$1,829	$1,605	$1,539	$1,532	$1,530	$1,515	$1,504	$1,486	$1,479	$1,474	$—	35,814
2013		1,660	1,479	1,429	1,429	1,416	1,413	1,399	1,385	1,378	—	30,757
2014			1,636	1,473	1,430	1,431	1,431	1,408	1,395	1,389	—	31,927
2015				1,595	1,442	1,422	1,420	1,401	1,385	1,380	—	32,727
2016					1,651	1,481	1,468	1,437	1,417	1,409	—	33,301
2017						1,597	1,413	1,358	1,316	1,304	1	30,902
2018							1,647	1,387	1,309	1,277	1	28,403
2019								1,650	1,424	1,327	5	27,375
2020									1,686	1,407	29	25,503
2021										1,768	881	17,132
Total										$14,113

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$108	$483	$708	$835	$933	$1,014	$1,080	$1,138	$1,185	$1,227
2013		102	443	664	791	881	954	1,016	1,067	1,113
2014			103	448	675	801	884	960	1,025	1,079
2015				108	460	687	806	891	962	1,025
2016					112	479	705	819	907	981
2017						109	452	658	757	842
2018							105	447	639	743
2019								101	454	650
2020									100	458
2021										101
Total										$8,219
Group Life and Accident, excluding Premium Waiver

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2019	2020	2021	IBNR Reserves	Claims Reported
2019	$1,902	$1,866	$1,867	$9	57,811
2020		2,072	2,072	21	60,509
2021			2,384	467	51,507
Total			$6,323

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2019	2020	2021
2019	$1,471	$1,830	$1,847
2020		1,524	2,033
2021			1,764
Total			$5,644
Group life, disability and accident reserves, including IBNR
The majority of Group Benefits’ reserves are for LTD claimants who are known to be disabled and are currently receiving benefits. A Disabled Life Reserve ("DLR") is calculated for each
LTD claim. The DLR for each claim is the expected present value of all estimated future benefit payments and includes estimates of claim recovery, investment yield, and offsets from other income, including offsets from Social Security benefits and workers’ compensation. Estimated future benefit payments represent the monthly income benefit that is paid until recovery, death or expiration of benefits. Claim recoveries are estimated based on claim characteristics such as age and diagnosis and represent an estimate of benefits that will terminate, generally as a result of the claimant returning to work or being deemed able to return to work. The DLR also includes a liability for payments to claimants who have not yet been approved for LTD. In these cases, the present value of future benefits is reduced for the likelihood of claim denial based on Company experience. For claims recently closed due to recovery, a portion of the DLR is retained for the possibility that the claim reopens upon further evidence of disability. In addition, a reserve for estimated unpaid claim expenses is included in the DLR.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserves for Unpaid Loss and Loss Adjustment Expenses
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

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Group long-term disability	7.5%	25.8%	15.7%	8.5%	6.3%	5.4%	4.5%	3.8%	3.3%	2.8%
Group life and accident, excluding premium waiver	75.4%	21.9%	1.0%
13. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits [1]
	For the years ended December 31,
	2021	2020
Beginning liability balance	$638	$635
Incurred	61	85
Paid	(94)	(85)
Change in unrealized investment gains and losses	(9)	3
Ending liability balance	$596	$638
Ending reinsurance recoverable asset	$22	$28
[1]Reserve for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities, which are in the Corporate category.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 14 - Debt
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. DEBT
The Company’s long-term debt securities are issued by Hartford Financial Services Group, Inc. ("HFSG Holding Company"), are unsecured obligations of HFSG Holding Company, and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company.
Debt is carried net of discount and issuance cost.
Interest expense on debt is included in the Corporate category for segment reporting.
Long-term Debt by Issuance

	As of December 31,
	2021	2020
Revolving Credit Facilities	$—	$—
Senior Notes and Debentures
2.8% Notes, due 2029	600	600
5.95% Notes, due 2036	300	300
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	409	409
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	300	300
4.4% Notes, due 2048	500	500
3.6% Notes, due 2049	800	800
2.9% Notes, due 2051	600	—
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
3 Month LIBOR + 2.125% Notes, due 2067 [1]	500	500
Total Notes and Debentures	5,082	4,482
Unamortized discount and debt issuance cost [2]	(138)	(130)
Total Debt	4,944	4,352
Less: Current maturities	—	—
Long-Term Debt	$4,944	$4,352
[1]In April 2017, the Company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments for this debenture into fixed interest payments of approximately 4.39%.
[2]This amount includes unamortized discount of $74 and $75 as of December 31, 2021 and 2020, respectively, on the 6.1% Notes, due 2041.
The effective interest rate on the 6.1% senior notes due 2041 is 7.9%. The effective interest rate on the remaining notes does not differ materially from the stated rate. The Company incurred interest expense of $234, $236 and $259 on debt for the years ended December 31, 2021, 2020 and 2019, respectively.
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
On January 15, 2019, The Hartford repaid at maturity the $413 principal amount of its 6.0% senior notes.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 14 - Debt
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Junior Subordinated Debentures
Junior Subordinated Debentures by Issuance as of December 31, 2021

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
In July 2017, the U.K. Financial Conduct Authority ("FCA") announced that by the end of 2021 it intended to stop persuading or compelling banks to report information used to set LIBOR. On March 5, 2021, the FCA announced that publication of certain LIBOR settings in currencies other than U.S. dollars would cease immediately after December 31, 2021, and that publication of U.S. dollar LIBOR on a representative basis would cease for the one-week and two-month settings immediately after December 31, 2021 and for the remaining U.S. dollar settings immediately after June 30, 2023. The Company continues to monitor and assess the potential impacts of the discontinuation of LIBOR on its outstanding junior subordinated debentures.
Long-Term Debt
Long-term Debt Maturities (at par value) as of December 31, 2021

2022 - Current maturities	$—
2023	$—
2024	$—
2025	$—
2026	$—
Thereafter	$5,082
Revolving Credit Facility
In 2018, The Hartford entered into a $750 senior unsecured five-year revolving credit facility (the "Credit Facility"), with an expiration date of March 29, 2023. On October 27, 2021, The Hartford amended and restated the Credit Facility (as amended, the “2021 Credit Facility”) which, among other changes, extends the term of the facility through October 27, 2026, includes provisions for determining LIBOR successor rates, and resets the level of The Hartford’s minimum consolidated net worth financial covenant to $11.25 billion, excluding AOCI. The 2021 Credit Facility provides up to $750 of unsecured credit, including $100 available to support letters of credit. Under the 2021 Credit Facility:
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 14 - Debt
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2021, no borrowings were outstanding, no letters of credit were issued under the 2021 Credit Facility and the Company was in compliance with all financial covenants.
Lloyd's Letter of Credit Facilities
As a result of the acquisition of Navigators Group in 2019, The Hartford had two letter of credit facility agreements: the Club Facility and the Bilateral Facility, which were used to provide a portion of the capital requirements at Lloyd's. As of September 30, 2020, uncollateralized letters of credit with an aggregate face amount of $165 and £60 million, or $78, were outstanding under the Club Facility and £18 million, or $23, was outstanding under the $25 Bilateral Facility. These agreements terminated on November 5, 2020.
On November 5, 2020, The Hartford entered into a new committed credit facility agreement with a syndicate of lenders (the “Club Facility”). The Club Facility has two tranches with one tranche extending a $104 commitment and the other tranche extending a £85 million ($115 as of December 31, 2021) commitment. In addition, on November 5, 2020, The Hartford entered into a new non-committed $25 credit facility with a lender (the “Bilateral Facility”). The term of both of these facilities is two years. The purpose of these facilities is to issue letters of credit that may be treated as Funds at Lloyd’s to support underwriting capacity provided by the Navigators Corporate Underwriters Limited to the Lloyd’s Syndicate 1221 for the 2021 and 2022 underwriting years of account (and prior open years). As of December 31, 2021, letters of credit with an aggregate face amount of $104 and £68 million, or $92, were outstanding under the Club Facility and no letters of credit were outstanding under the Bilateral Facility.
Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding The Hartford’s consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds at Lloyd’s, consistent with Lloyd’s requirements. As of December 31, 2021, The Hartford was in compliance with all financial covenants of both facilities.
Commercial Paper
On December 17, 2020, the Board of Directors terminated the HFSG Holding Company's commercial paper program, under which the maximum borrowings available were $750.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the Federal Home Loan Bank of Boston ("FHLBB"). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. FHLBB membership required the purchase of member stock and requires additional member stock ownership of 3% or 4% of any amount borrowed. Acceptable forms of collateral include real estate backed fixed maturities and mortgage loans and the amount of advances that can be taken is limited to a percentage of the fair value of the assets that ranges from a high of 97% for US government-backed fixed maturities maturing within 3 years to a low of 40% for A-rated commercial mortgage-backed fixed maturities maturing in 5 years or more. In its consolidated balance sheets, The Hartford presents the liability for advances taken based on use of the funds with advances for general corporate purposes presented in short- or long-term debt and advances to earn incremental investment income presented in other liabilities, consistent with other collateralized financing transactions such as securities lending and repurchase agreements. The Connecticut Department of Insurance permits Hartford Fire and HLA to pledge up to $1.3 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2022. The pledge limit is determined quarterly based on statutory admitted assets and capital and surplus of Hartford Fire and HLA, respectively.
As of December 31, 2021, there were no advances outstanding under the FHLBB facility.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 15 - Commitments and Contingencies
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
LITIGATION
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims discussed in Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses, and in the following discussion under the caption “COVID-19 Pandemic Business Income Insurance Litigation” and under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
COVID-19 Pandemic Business Income Insurance Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively the "Hartford Writing
Companies”), and in some instances the Company itself, have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford Writing Companies for alleged losses resulting from the shutdown or suspension of their businesses due to the spread of COVID-19. More than 260 such lawsuits have been filed, of which more than 60 purport to be filed on behalf of broad nationwide or statewide classes of policyholders. These lawsuits have been filed in state and federal courts in roughly 34 states. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorneys' fees. Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages. Some of the lawsuits also allege that the Hartford Writing Companies engaged in unfair business practices by collecting or retaining excess premium.
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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet fully known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation; some are in the earliest stages of litigation, many complaints are in the process of being amended, some have been dismissed voluntarily and may be refiled, while others have been dismissed through rulings in favor of the Hartford Writing Companies. Discovery is underway in certain single plaintiff cases and class actions. More than 40 policyholders have appealed dismissals in favor of the Hartford Writing Companies. The Hartford Writing Companies' first appellate decision was received on December 27, 2021 when

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 15 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the Second Circuit Court of Appeals affirmed a trial court ruling in Sentinel Ins. Co. Ltd.'s favor. The remainder of the Hartford Writing Companies' appeals are at various stages of the process.
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
In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent and emerging legal doctrines with respect to the underlying claims and with respect to the Company's coverage obligations. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. Plaintiffs and insureds also have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers, insolvencies of insureds and unanticipated developments pertaining to the Company’s ability to recover reinsurance for A&E claims. Management believes these issues are not likely to be resolved in the near future.
In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liability and damages against insureds, emerging risks such as PFAS, the risks inherent in major litigation, inconsistent and emerging legal doctrines concerning the existence and scope of coverage for environmental claims, and the scope and level of complexity of the remediation required by regulators.
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
For its Run-off A&E, as of December 31, 2021, the Company reported $604 of net asbestos and environmental reserves . In addition, the Company has recorded a $365 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 15 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of December 31, 2021, the Company has incurred $1,015 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $485 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. For more information on the A&E ADC, refer to Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses.
UNFUNDED COMMITMENTS
As of December 31, 2021, the Company has outstanding commitments totaling $2.4 billion, of which $1.6 billion is primarily committed to fund limited partnerships and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. The funding of purchase investments in limited partnerships and other alternative investments are at the discretion of the general partner or manager and may be called at any time. Additionally, $185 of the outstanding commitments relate to various funding obligations primarily associated with private debt and equity securities. The remaining outstanding commitments of $679 relate to mortgage loans. Of the $2.4 billion in total outstanding commitments, $382 are related to mortgage loan commitments which the Company can cancel unconditionally.
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
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2021 and 2020 the liability balance was $74 and $83, respectively. As of December 31, 2021 and 2020, there were no premium tax offsets related to guaranty fund or other insurance-related assessments.
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2021 was $52 for which the legal entities have posted collateral of $50 in the normal course of business. Based on derivative contractual terms as of December 31, 2021, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 15 - Commitments and Contingencies
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
The Company's evaluation of the required LCL for the Talcott Guarantees considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 6 - Investments. In 2020, the LCL increased to $26 primarily due to the increasing impacts of COVID-19. During 2021, the LCL decreased to $25 primarily reflecting a decrease in the estimated amount payable under guaranteed contracts as well as lessening expected impacts of COVID-19 relative to prior assumptions. The Company has never experienced a loss on financial guarantees of this nature and we believe the risk of loss is remote.
16. EQUITY
Equity Repurchase Program
In December 2020, the Board of Directors authorized an equity repurchase plan for $1.5 billion for the period commencing January 1, 2021 through December 31, 2022. The Board of Directors increased this authorization by $1 billion in April, 2021 and by $500 in October, 2021, bringing the aggregate repurchase authorization to $3.0 billion through December 31, 2022. For the year ended December 31, 2021, The Hartford repurchased $1.7 billion (25.9 million shares) of common stock under this program. The timing of any repurchases of shares under the remaining equity repurchase authorization is dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
Under The Hartford’s previous $1.0 billion share repurchase program authorized by its Board of Directors in February 2019 and which expired on December 31, 2020, the Company repurchased 2.7 million and 3.4 million shares for $150 and $200 during the years ended 2020 and 2019, respectively.
Preferred Stock
The Company has outstanding 13.8 million depositary shares each representing 1/1000th interest in a share of the Company’s 6.0% Series G non-cumulative perpetual preferred stock (“Preferred Stock”) with a liquidation preference of $25,000 per share (equivalent to $25.00 per depositary share). The Preferred Stock is perpetual and has no maturity date. Dividends are recorded when declared. Dividends are payable, if declared, quarterly in arrears on the 15th day of February, May, August and November of each year. If a dividend is not declared and paid or made payable on all outstanding shares of the Preferred Stock for the latest completed dividend period, no dividends may be paid or declared on The Hartford’s common stock and The Hartford may not purchase, redeem, or otherwise acquire its common stock.
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
The declaration of common stock dividends by the Company in excess of a threshold triggered a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price and the number of shares deliverable for each warrant exercised (“Warrant Share Number”). CPP warrant exercises were 1.9 million during the year ended December 31, 2019, and had exercise prices that ranged from $8.750 to $8.836. The exercise price was settled by the Company withholding the number of common shares issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of the Company's common stock on the trading day on which the warrants were exercised and notice was delivered to the warrant agent.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 16 - Equity
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
U.S. Statutory Net Income

	For the years ended December 31,
	2021	2020	2019
Group Benefits Insurance Subsidiary	$32	$310	$513
Property and Casualty Insurance Subsidiaries	1,774	1,598	1,391
Total	$1,806	$1,908	$1,904
U.S. Statutory Capital

	As of December 31,
	2021	2020
Group Benefits Insurance Subsidiary	$2,410	$2,601
Property and Casualty Insurance Subsidiaries	11,914	10,795
Total	$14,324	$13,396
Regulatory Capital Requirements
The Company's U.S. insurance companies' states of domicile impose risk-based capital ("RBC") requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations based on its size and risk profile. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations.
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
Dividend Restrictions
Dividends to HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The Company’s principal insurance subsidiaries are domiciled in the United States and the United Kingdom.
The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s statutory policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the preceding year, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner.
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
Corporate members of Lloyd's Syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the Funds at Lloyd's ("FAL") capital requirement and subject to restrictions imposed under UK Company Law. The FAL is determined based on the syndicate’s solvency capital requirement of the syndicate under the Solvency II capital adequacy model, the current regulatory framework governing UK domiciled insurers, plus a Lloyd’s specific economic capital assessment. Insurers domiciled in the United Kingdom may pay dividends to its parent out of its statutory profits subject to restrictions imposed under U.K. Company law and Solvency II.
The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances more restrictive) limitations on the payment of dividends. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiaries, regulatory capital requirements, liquidity requirements of the individual operating company and are also dependent on the extent to which COVID-19 impacts our business, results of operations, financial condition, and liquidity.
In 2021, the Company received $295 of dividends from HLA and $165 from Hartford Funds. In addition, HFSG Holding Company

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 16 - Equity
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
received $1.1 billion of net dividends from P&C subsidiaries in 2021 which excludes $150 of P&C dividends that were subsequently contributed to P&C subsidiaries and $50 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holding Inc. ("HHI") to Hartford Fire Insurance Company.
The Company’s property and casualty insurance subsidiaries have dividend capacity of $2.0 billion for 2022, with $1.3 to $1.4 billion of net dividends expected in 2022.
HLA has dividend capacity of $241 in 2022 with $175 to $200 of dividends expected in 2022.
There are no current restrictions on HFSG Holding Company's ability to pay dividends to its stockholders.
Restricted Net Assets
The Company's insurance subsidiaries had net assets of $16.9 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval at December 31, 2021.
17. INCOME TAXES
INCOME TAX EXPENSE
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income before income taxes included income from domestic operations of $2,910, $2,222 and $2,644 for the years ended December 31, 2021, 2020 and 2019, and income (losses) from foreign operations of $(14), $(102) and $(84) for the years ended December 31, 2021, 2020 and 2019.
Income Tax Expense

	For the years ended December 31,
	2021	2020	2019
Income tax expense (benefit)
Current - U.S. federal	$486	$410	$8
Foreign	2	—	—
Total current	488	410	8
Deferred - U.S. federal	49	(20)	476
Foreign	(6)	(7)	(9)
Total deferred	43	(27)	467
Total income tax expense	$531	$383	$475
Income Tax Rate Reconciliation

	For the years ended December 31,
	2021	2020	2019
Tax provision at U.S. federal statutory rate	$608	$445	$538
Tax-exempt interest	(40)	(46)	(56)
Increase in deferred tax valuation allowance	9	9	2
Sale of business	(5)	(8)	—
Earnings on corporate owned life insurance	(22)	(6)	(11)
Tax credits	(9)	(5)	—
Carryback benefit	—	(5)	—
Tax law change	(8)	(6)	—
Other	(2)	5	2
Provision for income taxes	$531	$383	$475
DEFERRED TAXES
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities.
The Company predominantly pays non-income state taxes as a percentage of premiums written which are accounted for as policy acquisition costs. State income taxes were $4, $3 and $5 for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in other expenses. The Hartford has not recorded state deferred taxes, including net deferred tax assets from state operating loss carryforwards, because the Company does not expect to earn state taxable income to utilize such state tax benefits.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 17 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred Tax Assets (Liabilities)

	As of December 31,
	2021	2020
Deferred tax assets
Loss reserves and tax discount	$386	$312
Unearned premium reserve and other underwriting related reserves	406	384
Investment-related items	8	125
Employee benefits	225	282
Net operating loss carryover	29	11
Other	—	34
Total deferred tax assets	1,054	1,148
Valuation allowance	(7)	(4)
Deferred tax assets, net of valuation allowance	1,047	1,144
Deferred tax liabilities
Deferred acquisition costs	(129)	(120)
Net unrealized gains on investments	(428)	(758)
Other depreciable and amortizable assets	(216)	(220)
Other	(4)	—
Total deferred tax liabilities	(777)	(1,098)
Net deferred tax asset	$270	$46
As of December 31, 2021, the Company has foreign net operating losses of $29 for which a valuation allowance of $7 has been established. While the foreign net operating losses ("NOLs") do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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
UNCERTAIN TAX POSITIONS
Rollforward of Unrecognized Tax Benefits

	For the years ended December 31,
	2021	2020	2019
Balance, beginning of period	$15	$14	$14
Gross increases - tax positions in current period	6	1	—
Lapse of statute of limitations	(5)	—	—
Balance, end of period	$16	$15	$14

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
OTHER TAX MATTERS
On June 10, 2021, the United Kingdom enacted Finance Bill 2021, which included an increase in the corporate tax rate from 19% to 25%, effective April 1, 2023. In 2021, the Company recorded a tax benefit of $8, which reflects the estimated benefit of the change in tax rate on the deferred tax assets and liabilities of its U.K. subsidiaries.
On March 27, 2020, as part of the business stimulus package in response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of net operating losses generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property.
For the year ended December 31, 2020 the Company recorded a tax benefit of $11 related to the expected carryback of losses from the Navigators Group 2019 pre-acquisition tax returns to recover taxes paid in prior years at the previous statutory tax rate of 35%, of which $6 was by virtue of the non-insurance carryback provision of the CARES Act.
For the year ended December 31, 2021 and 2020 the Company recorded a tax benefit of $5 and $8 related to the excess of tax basis over GAAP basis on the sale of the continental Europe operations. Refer to Note 22 - Business Dispositions.
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
The Company classifies interest and penalties (if applicable) as income tax expense in the Consolidated Financial Statements. The Company recognized net interest income of $1, $1 and $1 for the years ended December 31, 2021, 2020 and 2019. The Company has no interest payable as of December 31, 2021, 2020 and 2019. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Accumulated Other Comprehensive Income
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI, Net of Tax for the Year Ended December 31, 2021

	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,834	$(2)	$12	$43	$(1,717)	$1,170
OCI before reclassifications	(1,307)	—	28	(3)	219	(1,063)
Amounts reclassified from AOCI	(234)	—	(36)	—	70	(200)
OCI, before tax	(1,541)	—	(8)	(3)	289	(1,263)
Income tax benefit (expense)	323	—	2	1	(61)	265
OCI, net of tax	(1,218)	—	(6)	(2)	228	(998)
Ending balance	$1,616	$(2)	$6	$41	$(1,489)	$172

Changes in AOCI, Net of Tax for the Year Ended December 31, 2020

	Changes in
	Net Unrealized Gain on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,684	$(3)	$9	$34	$(1,672)	$52
OCI before reclassifications	1,627	1	30	11	(117)	1,552
Amounts reclassified from AOCI	(171)	—	(26)	—	60	(137)
OCI, before tax	1,456	1	4	11	(57)	1,415
Income tax benefit (expense)	(306)	—	(1)	(2)	12	(297)
OCI, net of tax	1,150	1	3	9	(45)	1,118
Ending balance	$2,834	$(2)	$12	$43	$(1,717)	$1,170
Changes in AOCI, Net of Tax for the Year ended December 31, 2019

	Changes in
	Net Unrealized Gain on Fixed Maturities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$24	$(4)	$(5)	$30	$(1,624)	$(1,579)
OCI before reclassifications	2,275	1	28	5	(104)	2,205
Amounts reclassified from AOCI	(174)	—	(10)	—	43	(141)
OCI, before tax	2,101	1	18	5	(61)	2,064
Income tax benefit (expense)	(441)	—	(4)	(1)	13	(433)
OCI, net of tax	1,660	1	14	4	(48)	1,631
Ending balance	$1,684	$(3)	$9	$34	$(1,672)	$52

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Accumulated Other Comprehensive Income
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reclassifications from AOCI

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Net Unrealized Gain on Fixed Maturities
Fixed maturities, AFS	$234	$171	$174	Net realized gains (losses)
	234	171	174	Total before tax
	49	36	37	Income tax expense
	$185	$135	$137	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$—	$2	Net realized gains (losses)
Interest rate swaps	41	29	4	Net investment income
Interest rate swaps	(10)	(7)	1	Interest expense
Foreign currency swaps	—	(1)	—	Net realized gains (losses)
Foreign currency swaps	5	5	3	Net investment income
	36	26	10	Total before tax
	8	5	2	Income tax expense
	$28	$21	$8	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$7	$7	$7	Insurance operating costs and other expenses
Amortization of actuarial loss	(77)	(67)	(50)	Insurance operating costs and other expenses
	(70)	(60)	(43)	Total before tax
	(15)	(13)	(9)	Income tax expense
	(55)	(47)	(34)	Net income
Total amounts reclassified from AOCI	$158	$109	$111	Net income
19. EMPLOYEE BENEFIT PLANS
Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in a variety of investments, including up to 10% in a fund consisting largely of common stock of The Hartford. The Company's contributions include a non-elective contribution of 2.0% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee each pay period. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the dollar-for-dollar matching contributions related to employee compensation in excess of the amount of eligible compensation that can be contributed under the tax-qualified Investment and Savings Plan. An employee's eligible compensation includes overtime and bonuses but for the Investment and Savings Plan and Excess Savings Plan combined, is limited to $1 annually. The total cost to The Hartford for these plans was approximately
$147, $153 and $156 for the years ended December 31, 2021, 2020 and 2019, respectively.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for the years ended December 31, 2021, 2020 and 2019 for these plans was immaterial.
Postretirement Benefit Plans
Defined Benefit Pension Plan- The Company maintains The Hartford Retirement Plan for U.S. Employees, a U.S. qualified defined benefit pension plan (“U.S. Pension Plan”) that covers substantially all U.S. employees hired prior to January 1, 2013. The Company also maintains non-qualified pension plans to provide retirement benefits previously accrued that are in excess of Internal Revenue Code limitations, as well as a Canadian defined benefit pension plan. Together, the non-

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
qualified and Canadian defined benefit plan are referred to as "Other Pension Plans".

The U.S. Pension Plan includes two benefit formulas, both of which are frozen: a final average pay formula (for which all accruals ceased as of December 31, 2008) and a cash balance formula for which benefit accruals ceased as of December 31, 2012, although interest will continue to accrue to existing cash balance formula account balances. Employees who were participants as of December 31, 2012 continue to earn vesting credit with respect to their frozen accrued benefits if they continue to work. The interest crediting rate on the cash balance plan is the greater of the average annual yield on 10-year U.S. Treasury Securities or 3.3%. The Hartford Excess Pension Plan I and The Hartford Excess Pension Plan II, the Company's non-qualified excess pension benefit plans for certain highly compensated employees, are also frozen.
Group Retiree Health Plan- The Company provides certain health care and life insurance benefits for eligible retired employees. The Company’s contribution for health care benefits are a function of the retiree’s date of retirement and years of service. In addition, the plan has a defined dollar cap for certain retirees which limits average Company contributions. The Hartford has prefunded a portion of the health care obligations where such prefunding can be accomplished on a tax effective basis. Beginning January 1, 2017, for retirees 65 and older who were participating in the Retiree PPO Medical Plan, the Company funds the cost of medical and dental health care benefits through contributions to a Health Reimbursement Account and covered individuals can access a variety of insurance plans from a health care exchange. Effective January 1, 2002, Company-subsidized retiree medical, retiree dental and retiree life insurance benefits were eliminated for employees with original hire dates with the Company on or after January 1, 2002. The Company also amended its postretirement medical, dental and life insurance coverage plans to no longer provide subsidized coverage for employees who retired on or after January 1, 2014.
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense under the defined benefit pension plans and group retiree health plan are the discount rate and the expected long-term rate of return on plan assets. The assumed discount rates and yield curve is based on high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. Based on all available market and industry information, it was determined that 2.91% and 2.72% were the appropriate discount rates as of December 31, 2021 to calculate the Company’s U.S. Pension Plan and other postretirement obligations, respectively.
The expected long-term rate of return considers the actual compound rates of return earned over various historical time periods. The Company also considers the investment volatility, duration and total returns for various time periods related to the characteristics of the pension obligation, which are influenced by the Company's workforce demographics. In addition, for the pension plan, the Company anticipates an allocation of approximately 73% in fixed income securities and 27% in non fixed income securities (global equities, hedge funds and private market alternatives) to derive an expected long-term rate of return. For the other postretirement plans, the Company anticipates an allocation of approximately 70% in fixed income securities and 30% in non fixed income securities. Based upon these analyses, management determined the long-term rate of return assumption to be 5.40% and 4.90% for the Company's U.S. Pension Plan and other postretirement obligations, respectively, for the year ended December 31, 2021 and 6.00% and 5.60% for the Company's U.S. Pension Plan and other postretirement obligations, respectively, for the year ended December 31, 2020. To determine the Company's 2022 expense, the Company has assumed an expected long-term rate of return on plan assets of 5.10% and 4.80% for the Company's U.S. Pension Plan and other postretirement obligations, respectively.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assumptions Used in Calculating the Benefit Obligations and the Net Amount Recognized

	For the years ended December 31,
	2021	2020	2019
Weighted Average Assumptions used to determine benefit obligations
Discount rate:
U.S. Pension Plan	2.91%	2.65%	3.33%
Other Pension Plans	2.83%	2.51%	3.23%
Other postretirement benefits	2.72%	2.36%	3.15%
Interest crediting rate on cash balance plan	3.30%	3.30%	3.30%
Weighted Average Assumptions used to determine net periodic benefit costs:
Discount rate:
U.S. Pension Plan	2.66%	3.33%	4.35%
Other Pension Plans	2.52%	3.25%	4.28%
Other postretirement benefits	2.36%	3.15%	4.23%
Expected long-term rate of return on plan assets:
U.S. Pension Plan	5.40%	6.00%	6.45%
Other Pension Plans	2.90%	3.90%	4.50%
Other postretirement benefits	4.90%	5.60%	6.00%
Assumed Health Care Cost Trend Rates
Pre-65 health care cost trend rate	7.00%	7.00%	7.00%
Post-65 health care cost trend rate	N/A	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2033	2033
Obligations and Funded Status
The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of the Company's defined benefit pension and postretirement health care and life insurance benefit plans. Information is presented for the qualified U.S. Pension Plan, Other Pension Plans (including non-qualified plans and the Canadian pension plan) and other postretirement benefits.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Obligations and Funded Status

	U.S. Pension Plan		Other Pension Plans		Total Pension Plans		Other Postretirement Benefits
	For the years ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Change in Benefit Obligation
Benefit obligation — beginning of year	$4,409	$4,060	$466	$438	$4,875	$4,498	$220	$223
Service cost	4	4	—	—	4	4	—	—
Interest cost	87	115	9	12	96	127	3	6
Plan participants’ contributions	—	—	—	—	—	—	11	11
Actuarial loss (gain)	(7)	8	2	4	(5)	12	1	(2)
Changes in assumptions	(96)	399	(11)	38	(107)	437	(5)	16
Benefits and expenses paid	(187)	(177)	(26)	(26)	(213)	(203)	(33)	(34)
Foreign exchange adjustment	—	—	(1)	—	(1)	—	—	—
Benefit obligation — end of year [1]	$4,210	$4,409	$439	$466	$4,649	$4,875	$197	$220
Change in Plan Assets
Fair value of plan assets — beginning of year	$4,346	$3,899	$17	$15	$4,363	$3,914	$63	$75
Actual return on plan assets	338	566	(1)	2	337	568	4	6
Employer contributions [2]	—	70	—	—	—	70	7	5
Benefits paid [3]	(187)	(177)	(1)	—	(188)	(177)	(23)	(23)
Expenses paid	(30)	(12)	—	—	(30)	(12)	—	—
Fair value of plan assets — end of year	$4,467	$4,346	$15	$17	$4,482	$4,363	$51	$63
Funded status — end of year	$257	$(63)	$(424)	$(449)	$(167)	$(512)	$(146)	$(157)
Amounts Recognized in the Consolidated Balance Sheets
Other assets	$257	$—	$—	$—	$257	$—	$—	$—
Other liabilities	$—	$(63)	$(424)	$(449)	$(424)	$(512)	$(146)	$(157)
[1] As of December 31, 2021 and 2020, the Accumulated Benefit Obligation is equal to the Projected Benefit Obligation.
[2] Employer contributions in 2020 to the U.S. qualified defined benefit pension plan were discretionary, made in cash, and did not include contributions of the Company’s common stock.
[3] Other postretirement benefits paid represent non-key employee postretirement medical benefits paid from the Company's prefunded trust fund.
Changes in assumptions for the U.S. Pension Plan in 2021 primarily included a $109 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 2.65% as of the December 31, 2020 valuation to 2.91% as of the December 31, 2021 valuation. Changes in assumptions in 2020 included a $395 increase in the benefit obligation for pension benefits as a result of a decrease in the discount rate from 3.33% as of the December 31, 2019 valuation to 2.65% as of the December 31, 2020 valuation.
Changes in assumptions for the Other Pension Plans in 2021 primarily included a $12 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 2.51% as of the December 31, 2020 valuation to 2.83% as of the December 31, 2021 valuation. Changes in assumptions in 2020 included a $39 increase in the benefit obligation for pension benefits as a result of a decrease in the discount rate from 3.23% as of the December 31, 2019 valuation to 2.51% as of the December 31, 2020 valuation.
The cash balance plan pension benefit obligation was $414 and $443 as of December 31, 2021 and 2020, respectively.
The fair value of assets for total pension plans, and hence the funded status, presented in the table above excludes assets of $210 and $186 as of December 31, 2021 and 2020, respectively, held in rabbi trusts and designated for the Other Pension Plans. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The rabbi trust assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, total pension plan assets would have been $4,692 and $4,549 as of December 31, 2021 and 2020, respectively, and the funded status of total pension plans would have been $43 and $(326) as of December 31, 2021 and 2020, respectively.
The tables below present an aggregate view of net periodic cost (benefit) and components of other comprehensive income and AOCI for pension plans that includes both the U.S. Pension Plan and Other Pension Plans. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the consolidated statement of operations.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Periodic Cost (Benefit)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2021	2020	2019	2021	2020	2019
Service cost	$4	$4	$4	$—	$—	$—
Interest cost	96	127	159	3	6	8
Expected return on plan assets	(205)	(215)	(226)	(3)	(4)	(4)
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Amortization of actuarial loss	69	60	44	8	7	6
Net periodic cost (benefit)	$(36)	$(24)	$(19)	$1	$2	$3
Amounts Recognized in Other Comprehensive Income (Loss)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2021	2020	2019	2021	2020	2019
Amortization of actuarial loss	$69	$60	$44	$8	$7	$6
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Net income (loss) arising during the year	214	(106)	(88)	5	(11)	(18)
Prior service cost (credit)	—	—	—	—	—	2
Total	$283	$(46)	$(44)	$6	$(11)	$(17)
Amounts in Accumulated Other Comprehensive Income (Loss), Before Tax, not yet Recognized as Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	As of December 31,
	2021	2020	2019	2021	2020	2019
Net loss	$(1,815)	$(2,098)	$(2,052)	$(124)	$(136)	$(132)
Prior service credit	—	—	—	54	60	67
Total	$(1,815)	$(2,098)	$(2,052)	$(70)	$(76)	$(65)
Pension Plan Assets
Investment Strategy and Target Allocation
The overall investment strategy of the U.S. Pension Plan is to produce total investment returns that provide sufficient funding for present and anticipated future benefit obligations within the constraints of a prudent level of portfolio risk and diversification. With respect to asset management, the oversight responsibility of the U.S. Pension Plan rests with The Hartford’s Pension Investment Committee composed of individuals whose responsibilities include establishing overall objectives and the setting of investment policy; selecting appropriate investment options and ranges; selecting qualified service providers such as investment managers and investment consultants; reviewing the asset allocation mix and asset allocation targets on a regular basis; and monitoring performance to determine whether or not the rate of return objectives are being met and that policy and guidelines are being followed. The Pension Investment Committee has adopted a de-risking glide path that reduces the target allocation to equity securities and alternative assets and increases the allocation to fixed income securities over time in response to improvement in the funded status of the U.S. Pension Plan. The Company believes that the asset allocation decision will be the single most important factor determining the long-term performance of the U.S. Pension Plan.
Target Asset Allocation

	Pension Plans		Other Postretirement Plans
	Minimum	Maximum	Minimum	Maximum
Equity securities	3%	23%	—%	45%
Fixed income securities	69%	77%	55%	100%
Alternative assets	—%	28%	—%	—%
Divergent market performance among different asset classes and changes in the context of the glide path may, from time to time, cause the asset allocation to deviate from the desired asset allocation ranges. The asset allocation mix is reviewed on a periodic basis. If it is determined that an asset allocation mix rebalancing is required, future portfolio additions and withdrawals will be used first, as necessary, to bring the allocation within tactical ranges, before shifting assets across portfolios.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The U.S. Pension Plan invests in investment portfolios, including commingled funds and partnerships, managed by affiliated and unaffiliated managers to gain exposure to emerging markets, equity, hedge funds and other alternative investments. These portfolios encompass multiple asset classes reflecting the current needs of the U.S. Pension Plan, the investment preferences and risk tolerance of the U.S. Pension Plan and the desired degree of diversification. These asset classes include publicly traded equities, bonds and alternative investments and are made up of individual investments in cash and cash equivalents, equity securities, debt securities, asset-backed securities, mortgage loans and hedge funds. Hedge fund investments represent a diversified portfolio of partnership investments in a variety of strategies.
In addition, the Company uses U.S. Treasury bond futures contracts and U.S. Treasury STRIPS, in addition to certain other investments, in a duration overlay program to adjust the duration of U.S. Pension Plan assets to better match the duration of the benefit obligation.
Pension Plan Assets at Fair Value

	As of December 31, 2021				As of December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:	$120	$29	$—	$149	$75	$25	$—	$100
Fixed Income Securities:
Corporate	—	2,333	42	2,375	—	2,303	39	2,342
RMBS	—	98	—	98	—	41	1	42
U.S. Treasuries	23	169	—	192	—	47	—	47
Foreign government	—	38	2	40	—	16	9	25
CMBS	—	56	4	60	—	30	—	30
Other fixed income [1]	—	185	1	186	—	137	—	137
Mortgage Loans	—	—	202	202	—	—	161	161
Equity Securities:
Domestic	237	—	—	237	513	—	—	513
International	121	—	—	121	271	—	—	271
Total pension plan assets at fair value, in the fair value hierarchy [2]	$501	$2,908	$251	$3,660	$859	$2,599	$210	$3,668
Other Investments, at net asset value [3]:
Private Market Alternatives				572				451
Hedge funds				199				224
Total pension plan assets at fair value	$501	$2,908	$251	$4,431	$859	$2,599	$210	$4,343
[1]Includes ABS, municipal bonds, and CDOs.
[2]Excludes $51 and $20 as of December 31, 2021 and 2020, respectively, of investment receivables net of investment payables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.
[3]Investments that are measured at net asset value per share or an equivalent and have not been classified in the fair value hierarchy.
The tables below provide fair value level 3 rollforwards for the U.S. Pension Plan Assets for which significant unobservable inputs ("Level 3") are used in the fair value measurement on a recurring basis. The U.S. Pension Plan classifies the fair value of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, if one or more of the significant inputs used to determine fair value are based on the U.S. Pension Plan’s own assumptions. Therefore, the gains and losses in the tables below include changes in fair value due to both observable and unobservable factors.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Mortgage loans	Other [1]	Totals
Fair Value as of January 1, 2021	$39	$1	$9	$161	$—	$210
Realized gains (losses), net	—	—	—	(3)	—	(3)
Changes in unrealized gains, net	—	—	—	—	—	—
Purchases	6	—	—	55	5	66
Settlements	—	—	—	—	—	—
Sales	(5)	—	(7)	(11)	—	(23)
Transfers into Level 3	2	—	—	—	—	2
Transfers out of Level 3	—	(1)	—	—	—	(1)
Fair Value as of December 31, 2021	$42	$—	$2	$202	$5	$251

Fair Value as of January 1, 2020	$27	$—	$1	$131	$1	$160
Realized gains (losses), net	—	—	—	—	(1)	(1)
Changes in unrealized gains, net	1	—	—	4	1	6
Purchases	14	1	9	32	—	56
Settlements	—	—	—	—	—	—
Sales	(3)	—	—	(6)	—	(9)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	(1)	—	(1)	(2)
Fair Value as of December 31, 2020	$39	$1	$9	$161	$—	$210
[1]"Other" includes U.S. Treasuries, Other fixed income and CMBS investments.
During the year ended December 31, 2021, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.
During the year ended December 31, 2020, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.
There was less than $1 in Company common stock included in the U.S. Pension Plan’s assets as of December 31, 2021 and 2020.
Other Postretirement Plan Assets at Fair Value

	As of December 31, 2021				As of December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments	$1	$—	$—	$1	$2	$—	$—	$2
Fixed Income Securities:
Corporate	—	11	—	11	—	16	—	16
RMBS	—	7	—	7	—	9	—	9
U.S. Treasuries	1	13	—	14	—	16	—	16
Foreign government	1	—	—	1	—	—	—	—
CMBS	—	—	—	—	—	1	—	1
Other fixed income	—	1	—	1	—	2	—	2
Equity Securities:
Large-cap	16	—	—	16	17	—	—	17
Total other postretirement plan assets at fair value	$19	$32	$—	$51	$19	$44	$—	$63
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2021 and 2020.
Concentration of Risk
In order to minimize risk, the Pension Plan maintains a listing of permissible and prohibited investments. In addition, the Pension Plan has certain concentration limits and investment quality requirements imposed on permissible investment options.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
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
Securities specifically prohibited from purchase include, but are not limited to: shares or fixed income instruments issued by The Hartford (other than equity securities purchased on the open market as part of a passively managed strategy), short sales of any type within long-only portfolios, non-derivative securities involving the use of margin, leveraged floaters and inverse floaters, including money market obligations, natural resource real properties such as oil, gas or timber and precious metals.
Other than U.S. government and certain U.S. government agencies backed by the full faith and credit of the U.S. government, the Pension Plan does not have any material exposure to any concentration risk of a single issuer.
Expected Employer Contributions
The Company does not have a 2022 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2022. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2022 to make this determination.
Benefit Payments

Amounts of Benefits Expected to be Paid over the next Ten Years from Pension and other Postretirement Plans as of December 31, 2021

	Pension Benefits	Other Postretirement Benefits
2022	$228	$20
2023	234	18
2024	240	16
2025	250	15
2026	249	14
2027 - 2031	1,265	56
Total	$2,466	$139
20. STOCK COMPENSATION PLANS
The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2021, 2020 and 2019, the Company issued shares from treasury in satisfaction of stock-based compensation.
The Hartford measures stock compensation at the grant date based on the estimated fair value of the award and recognizes expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. Stock-based compensation expense, included in insurance operating costs and other expenses in the consolidated statement of operations, was as follows:
Stock-Based Compensation Expense

	For the years ended December 31,
	2021	2020	2019
Stock-based compensation plans expense	$128	$116	$125
Income tax benefit	(22)	(20)	(21)
Excess tax benefit on awards vested, exercised and expired	(6)	(1)	(6)
Total stock-based compensation plans expense, net of tax	$100	$95	$98
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2021, the total compensation cost related to non-vested awards not yet recognized was $71, which is expected to be recognized over a weighted average period of 2 years.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 20 - Stock Compensation Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
is the sum of 11,250,000 shares, any shares cancelled subsequent to February 29, 2020, plus any shares used for tax withholding purposes. If any award under an earlier incentive stock plan is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the Stock Incentive Plan and such shares shall be added to the maximum limit. As of December 31, 2021, there were 9,667,290 shares available for future issuance.
The fair values of awards granted under the Stock Incentive Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally 3 years. For stock option awards to retirement-eligible employees, the Company recognizes the expense over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and, therefore, the vesting period is considered non-substantive. Beginning with awards granted in 2017, employees with restricted stock units and performance shares receive accelerated vesting upon meeting certain retirement eligibility criteria.
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
The Plan Valuation Model incorporates ranges of assumptions for inputs, and those ranges are disclosed below. The term structure of volatility is generally constructed utilizing implied volatilities from exchange-traded options, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the Plan Valuation Model, and accommodates variations in employee preference and risk-tolerance by segregating the grantee pool into a series of behavioral cohorts and conducting a fair valuation for each cohort individually. The expected term of options granted is derived from the output of the option Plan Valuation Model and represents, in a mathematical sense, the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant.
Stock Options Valuation Assumptions

	For the years ended December 31,
	2021			2020			2019
Expected dividend yield	2.8%			2.6%			2.5%
Expected annualized spot volatility	34.1%	-	43.0%	22.2%	-	36.2%	20.7%	-	36.7%
Weighted average annualized volatility	39.4%			30.9%			29.3%
Risk-free spot rate	0.03%	-	1.4%	1.3%	-	1.6%	2.4%	-	2.6%
Expected term	6.4 years			6.6 years			5.9 years
Non-qualified Stock Option Activity Under the Stock Incentive Plan

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2021
Outstanding at beginning of year	6,693	$45.54
Granted	930	$51.87
Exercised	(1,137)	$39.51
Forfeited	(51)	$53.03
Expired	—	$—
Outstanding at end of year	6,435	$47.46	5.7	$139
Outstanding, fully vested and expected to vest	6,385	$47.42	5.7	$138
Exercisable at end of year	4,749	$45.67	4.7	$111
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2021, 2020, and 2019 was $14.88, $12.97 and $11.71, respectively. For the years ended December 31, 2021, 2020, and 2019, The Hartford received $45, $3, and $24, respectively,

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 20 - Stock Compensation Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
in cash from exercised stock options. The Hartford recognized tax benefits of $4, $0, and $2 on stock options exercised for the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $28, $2, and $16, respectively.
Share Awards
Share awards granted under the Stock Incentive Plan and outstanding include restricted stock units and performance shares. Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved at the end of three years and for the 2021 grant subject to a modifier that will either increase or decrease final performance by 10% based upon results against predetermined year-end 2023 representation goals for women and people of color in executive level roles. Beginning in 2017, performance shares vest at the earlier of an employee's retirement eligibility date or three years.
Performance share awards granted prior to 2020 that are not dependent on market conditions are valued equal to the market price of the Company's common stock on the date of grant less a discount for the absence of dividends. Performance share awards granted in 2021 and 2020 that are not dependent on market conditions are valued equal to the market price of the Company’s common stock on the date of grant. Stock-compensation expense for these performance share awards without market conditions is based on a current estimate of the number of awards expected to vest based on the performance level achieved and, therefore, may change during the performance period as new estimates of performance are available.
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
Assumptions for Total Stockholder Return Performance Shares

	For the years ended December 31,
	2021			2020			2019
Volatility of common stock	37.3%			19.6%			19.4%
Average volatility of peer companies	27.0%	-	49.0%	18.0%	-	31.0%	16.0%	-	27.0%
Average correlation coefficient of peer companies	67.0%			51.0%			50.0%
Risk-free spot rate	0.2%			1.2%			2.4%
Term	3.0 years			3.0 years			3.0 years

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 20 - Stock Compensation Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total Share Awards
Non-vested Share Award Activity Under the Stock Incentive Plan

	Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2021
Non-vested at beginning of year	3,866	$52.58	790	$54.82
Granted	1,628	$52.13	419	$56.09
Performance based adjustment, net			225	$60.67
Vested	(1,160)	$52.72	(624)	$56.44
Forfeited	(303)	$51.30	(45)	$52.89
Non-vested at end of year	4,031	$52.45	765	$52.53
In addition to the non-vested shares presented in the above table, there are related non-vested dividend equivalent shares. The number of non-vested dividend equivalent shares related to restricted stock units was 209 thousand and 186 thousand as of December 31, 2021 and 2020, respectively, and the number of non-vested dividend equivalent shares related to performance shares was 30 thousand and 11 thousand as of December 31, 2021 and 2020, respectively. The dividend equivalent shares are subject to the same vesting terms as the restricted stock units and performance shares.
The weighted average grant-date fair value per share of restricted stock units granted during the years ended December 31, 2021, 2020, and 2019 was $52.13, $54.64 and $50.49, respectively. The weighted average grant-
date fair value per share of performance shares granted during the years ended December 31, 2021, 2020, and 2019 was $56.09, $55.62 and $54.07, respectively.
The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $105, $73 and $102, respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2021, 2020 and 2019.
Subsidiary Stock Plan
In 2013 the Company established a subsidiary stock-based compensation plan similar to the Stock Incentive Plan, except that it awards non-public subsidiary stock as compensation. The
Company recognized stock-based compensation plan expense of $11, $11 and $11 in the years ended December 31, 2021, 2020 and 2019, respectively, for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company recognizes a noncontrolling equity interest. Employees are restricted from selling vested subsidiary stock to anyone other than the Company and the Company has discretion on the amount of stock to repurchase. Therefore, the subsidiary stock is classified as equity because it is not mandatorily redeemable. For the years ended December 31, 2021, 2020 and 2019, the Company repurchased $16, $10 and $8, respectively, in subsidiary stock.
Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Accordingly, the plan is a non-compensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2021, there were 3,544,674 shares available for future issuance. During the years ended December 31, 2021, 2020 and 2019, 199,173 shares, 340,653 shares, and 213,472 shares were sold, respectively. For the years ended December 31, 2021, 2020 and 2019, The Hartford received $13, $13 and $11, respectively, in cash from sales under this plan.
21. LEASES
The Hartford has operating leases for real estate and equipment. The right-of-use asset as of December 31, 2021 and 2020 was $167 and $209, respectively, and is included in property and equipment, net, in the Consolidated Balance Sheet. The lease liability as of December 31, 2021 and 2020 was $184 and $221, respectively, and is included in other liabilities in the Consolidated Balance Sheet. Variable lease costs include changes in interest rates on variable rate leases primarily for automobiles. In 2021, variable lease costs of $4 were reported in restructuring and other costs for lease terminations under Hartford Next (see Note 23 - Restructuring and Other Costs for more information), and were excluded from components of lease expense.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 21 - Leases
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Components of Lease Expense

	For the years ended December 31,
	2021	2020	2019
Operating lease cost	$45	$52	$49
Short-term lease cost	—	—	2
Variable lease cost	2	—	1
Sublease income	(3)	(5)	(5)
Total lease costs included in insurance operating costs and other expenses	$44	$47	$47
Supplemental Operating Lease Information

	For the years ended December 31,
	2021	2020	2019
Operating cash flows for operating leases (for the twelve months ended)	$46	$54	$50
Right-of-use asset obtained in exchange for new operating lease liabilities	3	49	42
Weighted-average remaining lease term in years for operating leases	6 years	7 years	6 years
Weighted-average discount rate for operating leases	3.0%	3.1%	3.5%
Maturities of Operating Lease Liabilities as of December 31, 2021

Operating Leases
2022	$42
2023	40
2024	31
2025	23
2026	18
Thereafter	46
Total lease payments	200
Less: Discount on lease payments to present value	16
Total lease liability	$184
22. BUSINESS DISPOSITIONS
Sale of Continental Europe Operations
On December 29, 2021, the Company completed the sale of its Continental Europe Operations for approximately $11, net of transaction costs. The complete sale of the Continental Europe Operations consists of multiple arrangements designed as a single transaction. The Continental Europe Operations are included in the Commercial Lines segment. Revenues and earnings are not material to the Company's consolidated results of operations for the years ended December 31, 2021, 2020 and 2019.
The sale resulted in losses of approximately $21 and $48, before tax, for the periods ended December 31, 2021 and 2020, respectively, which were recorded within net realized gains (losses) in the Consolidated Statements of Operations. The Company also recorded related income tax benefits on the sale of $5 and $18, for after tax losses of $16 and $30, for the years ended December 31, 2021 and 2020, respectively.
Total consideration less costs to sell of $11 is subject to change based on how the ultimate amounts required to settle claims on 2020 and prior accident years, as determined at the end of 2024, compare with recorded reserves as currently estimated.
The contingent consideration has been estimated at its fair value of $0 and could result in an increase or decrease in consideration depending on how ultimate losses develop. Any change in the estimated fair value of contingent consideration in a future period would increase or decrease the estimated loss on sale in that period.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 22 - Business Dispositions
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Major Classes of Assets and Liabilities Transferred by the Company to the Buyer in Connection with the Sale

	Carrying Value as of
	Closing	December 31, 2020 [1][2]
Assets
Investments and cash	$150	$142
Reinsurance recoverables and other	13	35
Total assets held for sale	163	177
Liabilities
Unpaid losses and loss adjustment expenses	81	84
Unearned premiums	19	31
Other liabilities	52	43
Total liabilities held for sale	$152	$158
[1]As of December 31, 2020, the estimated fair value of the disposal group is $14 based on the estimated consideration to be received less cost to sell. Within the disposal group, as of December 31, 2020, investments in fixed maturities and short-term investments, which are measured at fair value on a recurring basis, had a fair value of $84, of which $1 was based on quoted prices in active markets for identical assets and $83 was based on significant observable inputs. The remaining fair value less costs to sell for the disposal group is ($70), which is measured on a nonrecurring basis using significant unobservable inputs. See Note 5—Fair Value Measurements for more information.
[2]Classified as assets and liabilities held for sale.
23. RESTRUCTURING AND OTHER COSTS
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020 the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Hartford Next is intended to reduce annual insurance operating costs and other expenses through reduction of the Company's headcount, investment in information technology ("IT") to further enhance our capabilities, and other activities. The activities are expected to be substantially complete by the end of 2023.
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the
Company's Consolidated Balance Sheets. For the year ended December 31, 2021, the severance benefits accrual was reduced $25 due to more recent experience of higher than expected voluntary attrition. Subsequent to December 31, 2021, the Company expects to incur additional costs including, amortization of right of use assets and other lease exit costs, other IT costs to retire applications, and other expenses. Total restructuring and other costs are expected to be approximately $130, before tax, and will be recognized in Corporate for segment reporting. The estimated restructuring and other costs for future periods do not include all costs associated with the real estate consolidation plan as those plans are still being finalized.

Restructuring and Other Costs, Before Tax
	Incurred in the Year Ended December 31, 2020	Incurred in the Year Ended December 31, 2021	Cumulative Incurred Through December 31, 2021	Total Amount Expected to be Incurred
Severance benefits	$73	$(25)	$48	$48
IT costs	2	9	11	21
Professional fees and other expenses	29	17	46	61
Total restructuring and other costs, before tax	$104	$1	$105	$130

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 23 - Restructuring and Other Costs
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued Restructuring and Other Costs
	Year Ended December 31, 2021
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$54	$—	$—	$54
Incurred	(25)	9	17	1
Payments	(11)	(9)	(17)	(37)
Balance, end of period	$18	$—	$—	$18

Accrued Restructuring and Other Costs
	Year Ended December 31, 2020
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$—	$—	$—	$—
Incurred	73	2	29	104
Payments	(19)	(2)	(29)	(50)
Balance, end of period	$54	$—	$—	$54

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule I. Summary of Investments - Other Investments in Affiliates

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(in millions)

	As of December 31, 2021
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$5,706	$5,881	$5,881
States, municipalities and political subdivisions	7,473	8,257	8,257
Foreign governments	883	910	910
Public utilities	1,917	2,050	2,050
All other corporate bonds	15,827	16,657	16,657
All other mortgage-backed and asset-backed securities	8,982	9,092	9,092
Total fixed maturities, available-for-sale	40,788	42,847	42,847
Equity Securities
Common stocks
Industrial, miscellaneous and all other	1,509	1,509	1,509
Non-redeemable preferred stocks	585	585	585
Total equity securities, at fair value	2,094	2,094	2,094
Mortgage loans [1]	5,412	5,576	5,383
Other investments	370	375	375
Short-term investments	3,697	3,697	3,697
Investments in partnerships and trusts	3,353		3,353
Total investments	$55,714		$57,749
[1]Cost of mortgage loans excludes the allowance for credit losses ("ACL") of $29. For further information, refer to Schedule V - Valuation and Qualifying Accounts.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services Group, Inc.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(in millions)

	As of December 31,
Condensed Balance Sheets	2021	2020
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $174 and $127)	$173	$127
Other investments	12	20
Short-term investments	1,732	1,678
Cash	—	—
Investment in affiliates	22,546	22,986
Deferred income taxes	430	493
Unamortized issue costs	3	2
Other assets	344	66
Total assets	$25,240	$25,372
Liabilities and Stockholders’ Equity
Net payable to affiliates	$1,820	$1,757
Long-term debt	4,944	4,352
Other liabilities	633	707
Total liabilities	7,397	6,816
Total stockholders’ equity	17,843	18,556
Total liabilities and stockholders’ equity	$25,240	$25,372
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services Group, Inc.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2021	2020	2019
Net investment income	$2	$9	$50
Net realized gains (losses)	(1)	(2)	3
Total revenues	1	7	53
Interest expense	234	236	255
Loss on extinguishment of debt	—	—	68
Other expense (income)	(2)	(8)	15
Total expenses	232	228	338
Loss before income taxes and earnings of subsidiaries	(231)	(221)	(285)
Income tax expense (benefit)	(51)	(39)	(60)
Income (loss) before earnings of subsidiaries	(180)	(182)	(225)
Earnings of subsidiaries	2,545	1,919	2,310
Net income	2,365	1,737	2,085
Other comprehensive income (loss) - parent company:
Change in net gain or loss on cash-flow hedging instruments	24	(28)	(24)
Change in net unrealized gain or loss on fixed maturities	(1)	(1)	5
Change in pension and other postretirement plan adjustments	224	(36)	(35)
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	247	(65)	(54)
Other comprehensive income (loss) of subsidiaries	(1,245)	1,183	1,685
Total other comprehensive income (loss)	(998)	1,118	1,631
Total comprehensive income	$1,367	$2,855	$3,716

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services Group, Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2021	2020	2019
Operating Activities
Net income	$2,365	$1,737	$2,085
Loss on extinguishment of debt	—	—	68
Dividends received from subsidiaries	1,277	995	18
Equity in net income of subsidiaries	(2,545)	(1,919)	(2,310)
Net realized losses (gains)	1	2	3
Change in operating assets and liabilities	36	504	640
Cash provided by operating activities	1,134	1,319	504
Investing Activities
Net proceeds from (payments for) short-term investments	(54)	(802)	1,731
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	25	311	478
Equity securities, at fair value	—	124	—
Payments for the purchase of:
Fixed maturities, available-for-sale	(74)	(128)	—
Net payments for derivatives	38	(57)	(33)
Amount paid for business acquired	—	—	(2,098)
Capital returned from (contributions to) subsidiaries	530	386	(20)
Cash provided by (used for) investing activities	465	(166)	58
Financing Activities
Proceeds from issuance of debt	588	—	1,376
Repayments of debt	—	(500)	(1,278)
Treasury stock acquired	(1,702)	(150)	(200)
Net issuance (return of) shares under incentive and stock compensation plans	25	(21)	(6)
Dividends paid on common shares	(489)	(461)	(436)
Dividends paid on preferred shares	(21)	(21)	(21)
Cash used for financing activities	(1,599)	(1,153)	(565)
Net increase (decrease) in cash	—	—	(3)
Cash — beginning of period	—	—	3
Cash — end of period	$—	$—	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$214	$232	$255
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule III. Supplementary Insurance Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Segment	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Reserve for Future Policy Benefits	Unearned Premiums	Other Policyholder Funds and Benefits Payable
As of December 31, 2021
Commercial Lines	$742	$26,906	$—	$5,693	$—
Personal Lines	101	1,844	—	1,459	—
Property & Casualty Other Operations	—	2,699	—	2	—
Group Benefits	31	8,210	399	40	426
Hartford Funds	7	—	—	—	—
Corporate	—	—	197	—	261
Consolidated	$881	$39,659	$596	$7,194	$687
As of December 31, 2020
Commercial Lines	$641	$25,058	$—	$5,081	$—
Personal Lines	103	1,836	—	1,506	—
Property & Casualty Other Operations	—	2,728	—	2	—
Group Benefits	38	8,233	420	40	415
Hartford Funds	7	—	—	—	—
Corporate	—	—	218	—	286
Consolidated	$789	$37,855	$638	$6,629	$701

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule III. Supplementary Insurance Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums [2]
For the year December 31, 2021
Commercial Lines	$9,586	$1,502	$6,044	$1,398	$1,747	$10,041
Personal Lines	3,066	157	1,864	230	678	2,908
Property & Casualty Other Operations	—	75	202	—	9	—
Group Benefits	5,687	550	4,612	40	1,413	—
Hartford Funds	1,189	5	—	12	913	—
Corporate	40	24	7	—	325	—
Consolidated	$19,568	$2,313	$12,729	$1,680	$5,085	$12,949
For the year December 31, 2020
Commercial Lines	$8,941	$1,160	$5,929	$1,397	$1,683	$8,969
Personal Lines	3,123	157	1,466	244	663	2,936
Property & Casualty Other Operations	—	55	258	—	10	—
Group Benefits	5,536	448	4,137	50	1,348	—
Hartford Funds	989	4	—	14	773	—
Corporate	102	22	15	1	415	9
Consolidated	$18,691	$1,846	$11,805	$1,706	$4,892	$11,914
For the year December 31, 2019
Commercial Lines	$8,326	$1,129	$5,192	$1,296	$1,776	$8,452
Personal Lines	3,318	179	2,185	259	702	3,131
Property & Casualty Other Operations	2	84	21	—	12	—
Group Benefits	5,603	486	4,055	54	1,352	—
Hartford Funds	999	7	—	12	813	—
Corporate	146	66	19	1	431	12
Consolidated	$18,394	$1,951	$11,472	$1,622	$5,086	$11,595
[1]Includes interest expense, loss on extinguishment of debt, restructuring and other costs, loss on reinsurance transaction and amortization of intangible assets.
[2]Excludes life insurance pursuant to Regulation S-X.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule IV. Reinsurance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(in millions)

	Gross Amount	Ceded Amount	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2021
Life insurance in-force	$1,112,333	$22,814	$21,230	$1,110,749	2%
Insurance revenues
Property and casualty insurance	$13,204	$1,277	$568	$12,495	5%
Life insurance and annuities	2,367	25	46	2,388	2%
Accident and health insurance	3,296	79	82	3,299	2%
Total insurance revenues	$18,867	$1,381	$696	$18,182	4%
For the year ended December 31, 2020
Life insurance in-force	$1,134,390	$19,055	$20,373	$1,135,708	2%
Insurance revenues
Property and casualty insurance	$12,551	$1,173	$540	$11,918	5%
Life insurance and annuities	2,251	24	207	2,434	9%
Accident and health insurance	2,994	72	180	3,102	6%
Total insurance revenues	$17,796	$1,269	$927	$17,454	5%
For the year ended December 31, 2019
Life insurance in-force	$879,496	$18,483	$254,739	$1,115,752	23%
Insurance revenues
Property and casualty insurance	$12,010	$936	$416	$11,490	4%
Life insurance and annuities	1,739	25	807	2,521	32%
Accident and health insurance	2,383	66	765	3,082	25%
Total insurance revenues	$16,132	$1,027	$1,988	$17,093	12%

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule V. Valuation and Qualifying Accounts
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance January 1, [1]	Increase (decrease) in Costs and Expenses	Write-offs/ Payments/ Other	Balance December 31,
2021
Allowance for credit losses ("ACL") on fixed maturities, available-for-sale	$23	$(4)	$(18)	$1
ACL on mortgage loans	$38	$(9)	$—	$29
ACL on premiums receivable and agents' balances	$152	$4	$(51)	$105
Allowance for uncollectible reinsurance	$108	$3	$(12)	$99
Valuation allowance for deferred taxes	$4	$9	$(6)	$7
2020
ACL on fixed maturities, available-for-sale		$30	$(7)	$23
ACL on mortgage loans	$19	$19	$—	$38
ACL on premiums receivable and agents' balances	$122	$74	$(44)	$152
Allowance for uncollectible reinsurance	$116	$4	$(12)	$108
Valuation allowance for deferred taxes	$4	$9	$(9)	$4
2019
ACL on mortgage loans	$1	$(1)	$—	$—
ACL on premiums receivable and agents' balances	$135	$42	$(32)	$145
Allowance for uncollectible reinsurance	$126	$2	$(14)	$114
Valuation allowance for deferred taxes	$—	$—	$4	$4
[1]The balance as of January 1, 2020 reflects a cumulative effect adjustments recorded to retained earnings of $19, $(23), and $2, for the ACL on mortgage loans, ACL on premiums receivable and agents' balances, and the allowance for uncollectible reinsurance, respectively. For more information see Note 1 - Basis of Presentation and Significant Accounting Policies.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. ("The Hartford") dated as of September 4, 2012.	10-Q	001-13958	2.01	11/01/2012
2.02	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford dated as of September 27, 2012.	10-Q	001-13958	2.02	11/01/2012
2.03	Stock and Asset Purchase Agreement dated December 3, 2017 by and between The Hartford Financial Services Group, Inc., Hartford Holdings, Inc. Hopmeadow Acquisition, Inc. Hopmeadow Holdings, LP and Hopmeadow Holdings GP LLC.	8-K	001-13958	2.01	12/04/2017
2.04	Master Transaction Agreement by and between Hartford Life & Accident Insurance Company, a subsidiary of The Hartford Financial Services Group, Inc., and Aetna Inc. dated as of October 22, 2017.	8-K	001-13958	2.01	10/23/2017
2.05	Commitment Agreement by and between The Hartford Financial Services Group, Inc., The Prudential Insurance Company of America and State Street Global Advisors Trust Company, as the Independent Fiduciary of The Hartford Retirement Plan for U.S. Employees, dated as of June 23, 2017.†	10-Q	001-13958	2.01	07/27/2017
2.06	Agreement and Plan of Merger, dated as of August 22, 2018, by and among The Navigators Group, Inc., The Hartford Financial Services Group, Inc. and Renato Acquisition Co.	8-K/A	001-13958	2.1	08/22/2018
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Certificate of Designations with respect to the Series G Preferred Stock of the Company, dated October 30, 2018.	8-K	001-13958	3.1	11/05/2018
3.03	Amended and Restated By-Laws of The Hartford, amended effective December 17, 2020.	8-K	001-13958	3.1	12/17/2020
4.01	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.1	03/12/2004
4.02	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford Financial Services Group, Inc., and Wilmington Trust Company (as successor to LaSalle Bank, National Association), as Trustee.	8-K	001-13958	4.01	02/16/2007
4.03	Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	S-3ASR	333-142044	4.03	04/11/2007
4.04	Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.1	06/06/2008
4.05	First Supplemental Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.2	06/06/2008
4.06	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K/A	001-13958	4.3	04/06/2012
4.07	First Supplemental Indenture, dated as of August 9, 2013, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3ASR	333-190506	4.07	08/09/2013
4.08	Replacement Capital Covenant dated as of February 15, 2017.	8-K	001-13958	4.01	02/15/2017
4.09	Form of Series G Preferred Stock Certificate (included as Exhibit A to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2018).	8-K	001-13958	3.1	11/05/2018

|

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.10	Deposit Agreement, dated November 6, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-13958	4.2	11/06/2018
4.11	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2018)	8-K	001-13958	4.3	11/06/2018
4.12	Second Supplemental Indenture, dated as of August 19, 2019, between The Hartford Financial Services Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-13958	4.3	08/19/2019
4.13	Third Supplemental Indenture, dated as of September 21, 2021, between The Hartford Financial Services Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-13958	4.4	09/21/2021
4.14	Description of Securities**
10.01
Aggregate Excess of Loss Reinsurance Agreement by and between Hartford Fire Insurance Company, First State Insurance Company, New England Insurance Company, New England Reinsurance Corporation, Hartford Accident and Indemnity Company, Hartford Casualty Insurance Company, Hartford Fire Insurance Company, Hartford Insurance Company of Illinois, Hartford Insurance Company of the Midwest, Hartford Insurance Company of the Southeast, Hartford Lloyd’s Insurance Company, Hartford Underwriters Insurance Company, Nutmeg Insurance Company, Pacific Insurance Company, Limited, Property and Casualty Insurance Company of Hartford, Sentinel Insurance Company, Ltd., Trumbull Insurance Company, Twin City Fire Insurance Company (collectively, the "Reinsured") and National Indemnity Company (the "Reinsurer") dated as of December 30, 2016.** ††

10.02	Amended and Restated Credit Agreement dated October 27, 2021, among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.1	10/28/2021
*10.03	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.04	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.05	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.04	08/04/2010
*10.06	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010.	10-K	001-13958	10.10	02/25/2011
*10.07	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.08	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.09	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	8-K	001-13958	10.01	07/29/2013
*10.10	The Hartford 2010 Incentive Stock Plan, as amended and restated, effective February 25, 2014.	10-K	001-13958	10.05	02/28/2014
*10.11	The Hartford 2014 Incentive Stock Plan, effective May 21, 2014.	S-8	333-197671	4.03	07/28/2014
*10.12	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.13	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.06	02/27/2015
*10.14	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.01	07/27/2015
*10.15	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements	10-Q	001-13958	10.02	04/26/2018
*10.16	The Hartford Financial Services Group, Inc. Annual Incentive Plan	8-K	001-13958	10.01	02/21/2019
*10.17	Amendment to The Hartford Excess Savings Plan IA	10-Q	001-13958	10.01	11/04/2019
*10.18	The Hartford 2020 Stock Incentive Plan, effective May 20, 2020	S-8	001-13958	4.03	07/31/2020
*10.19	The Hartford 2020 Stock Incentive Plan Forms of Individual Award Agreements.	10-K	001-13958	10.24	02/19/2021
*10.20	The Hartford 2020 Stock Incentive Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.25	02/19/2021

|

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.21	The Hartford 2020 Stock Incentive Plan Form of Non-Employee Directors Award Agreement.	10-K	001-13958	10.26	02/19/2021
*10.22	Amendment to The Hartford Excess Pension Plan II. **
*10.23	The Hartford Senior Executive Officer Severance Pay Plan, as amended and restated, effective January 1, 2022. **
*10.24	The Hartford Senior Executive Severance Pay Plan, as amended and restated, effective January 1, 2022. **
21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **
23.01
Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.**

24.01	Power of Attorney. **
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104.01	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.
†	Certain portions of this exhibit have been omitted pursuant to the Securities and Exchange Commission Order Granting Confidential Treatment Under the Securities Exchange Act of 1934, dated August 7, 2017
††	Certain portions of this exhibit have been omitted pursuant to Section (b)(10)(iv) of Item 601 of Regulation S-K. The registrant agrees to furnish a copy of this exhibit to the Securities and Exchange Commission upon request.

|

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
By:	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)
Date: February 18, 2022

|

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 18, 2022

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Costello	Executive Vice President and Chief Financial Officer	February 18, 2022

	Beth A. Costello	(Principal Financial Officer)

	/s/ Scott R. Lewis	Senior Vice President and Controller	February 18, 2022

	Scott R. Lewis	(Principal Accounting Officer)

	*	Director	February 18, 2022

Robert B. Allardice III

	*	Director	February 18, 2022

Larry D. De Shon

	*	Director	February 18, 2022

Carlos Dominguez

	*	Director	February 18, 2022
Trevor Fetter

	*	Director	February 18, 2022

Kathryn A. Mikells

	*	Director	February 18, 2022

Michael G. Morris

	*	Director	February 18, 2022

Teresa W. Roseborough

	*	Director	February 18, 2022

Virginia P. Ruesterholz

	*	Director	February 18, 2022

Matthew E. Winter

	*	Director	February 18, 2022

Greig Woodring

*By:	/s/ David C. Robinson

David C. Robinson
As Attorney-in-Fact